Form 10-Q
period 2014-11-30
Walgreens Boots Alliance, Inc.
filed 2014-12-30
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number
001-36759

WALGREENS BOOTS ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1758322
(State of Incorporation)	(I.R.S. Employer Identification No.)

108 Wilmot Road, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

(847) 315-2500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐        No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑        No ☐

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 30, 2014 was 100.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format permitted by Form 10-Q.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2014

PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 6.	Exhibits	15

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC.
BALANCE SHEET
(UNAUDITED)
(In millions, except per share amounts)

November 30, 2014
Assets
Current Assets:
Cash and cash equivalents	$9,962
Non-Current Assets:
Other non-current assets	68

Total Assets	10,030

Liabilities & Equity
Current Liabilities:
Accrued expenses and other liabilities	24
Due to parent	73
Total Current Liabilities	97
Non-Current Liabilities:
Long-term debt	10,010

Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued or outstanding	-
Common stock $.01 par value; authorized 3.2 billion shares, 100 issued and outstanding at November 30, 2014	0
Paid-in capital	0
Accumulated deficit	(14)
Accumulated other comprehensive loss	(63)
Total Equity	(77)
Total Liabilities & Equity	$10,030

The accompanying Notes to Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC.
STATEMENT OF EQUITY
(UNAUDITED)
For the three month period ended November 30, 2014
(In millions, except share amounts)

	Common Stock Shares	Common Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance, August 31, 2014	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(14)	(14)
Share issuance	100	0	0	-	-	0
Other comprehensive loss	-	-	-	(63)	-	(63)
Balance, November 30, 2014	100	$0	$0	$(63)	$(14)	$(77)

The accompanying Notes to Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)
(In millions)

Three Months Ended November 30,
2014

Net sales	$-
Cost of sales	-
Gross Profit	-

Selling, general and administrative expenses	-
Operating Income	-

Interest expense, net	14
Loss Before Income Tax Provision	14
Income tax benefit	-
Net Loss	$14

The accompanying Notes to Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC.
STATEMENT OF COMPREHENSIVE LOSS
(UNAUDITED)
(In millions)

Three Months Ended, November 30,
2014
Comprehensive Income
Net Loss	$(14)
Other comprehensive loss:
Unrealized loss on cash flow hedges	(63)
Total Comprehensive Loss	$(77)

The accompanying Notes to Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)
(In millions)

Three Months Ended November 30,
2014

Cash Flows from Operating Activities:
Net loss	$(14)
Adjustments to reconcile net earnings to net cash provided by operating activities -
Changes in operating assets and liabilities -
Accrued expenses and other liabilities	14
Net cash provided by operating activities	-

Cash Flows from Investing Activities:
Net cash used for investing activities	-

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	10,020
Payment of debt issuance costs	(48)
Net cash provided by financing activities	9,972

Effect of exchange rate changes on cash and cash equivalents	(10)

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	9,962
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$9,962

The accompanying Notes to Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Organization

Walgreens Boots Alliance, Inc. (WBA or the Company) is a new corporation incorporated on September 2, 2014 under the laws of Delaware and is currently a direct 100% owned finance subsidiary of Walgreen Co. (Walgreens).  Walgreens Boots Alliance, Inc. is the issuer of several series of unsecured, unsubordinated notes in connection with the financing of a portion of the cash consideration payable in connection with the pending second step transaction, as described below, the refinancing of substantially all of Alliance Boots' total borrowings in connection with the second step transaction and/or the payment of related fees and expenses.  Following the completion of the second step transaction, a portion of the net proceeds from the issuance of the notes may also be used for general corporate purposes, including the repayment and/or refinancing of existing WBA or Walgreen Co. obligations.  Upon initial issuance, Walgreen Co. issued a full and unconditional guarantee on an unsecured and unsubordinated basis with respect to the notes.

In connection with the pending reorganization discussed below, WBA will become the holding company operated through its direct and indirect operating subsidiaries and will initially consist of the combined assets and operations of Walgreens and Alliance Boots GmbH (Alliance Boots).  The reorganization is conditioned upon the second step transaction being completed immediately following the completion of the reorganization.

Pending Alliance Boots GmbH Acquisition

On August 2, 2012, pursuant to a Purchase and Option Agreement dated June 18, 2012, by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited (as amended, the Purchase and Option Agreement), Walgreen Co. acquired 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of common stock.  The Purchase and Option Agreement provided, subject to the satisfaction or waiver of specified conditions, a call option that gives Walgreen Co. the right, but not the obligation, to acquire the remaining 55% of Alliance Boots (the second step transaction) in exchange for an additional £3.1 billion in cash (approximately $4.9 billion using November 30, 2014 exchange rates) as well as an additional 144.3 million shares, subject to certain potential adjustments (the call option).  On August 5, 2014, the Purchase and Option Agreement was amended to permit the exercise of the call option beginning on that date, and Walgreens, through an indirectly wholly-owned subsidiary to which Walgreens previously assigned its rights to the call option, exercised the call option on August 5, 2014.

Reorganization

On October 17, 2014, Walgreens entered into an Agreement and Plan of Merger (the Reorganization Merger Agreement) by and among Walgreens, Ontario Merger Sub, Inc., an Illinois corporation and indirect wholly owned subsidiary of Walgreens (Merger Sub), and WBA. The Reorganization Merger Agreement provides that Merger Sub will merge with and into Walgreens (the Reorg Merger), with Walgreens surviving the Reorg Merger as a wholly owned subsidiary of WBA. At the effective time of the Reorg Merger, issued and outstanding shares of Walgreens common stock will be converted automatically into the right to receive shares of WBA common stock, on a one-for-one basis. Walgreens shareholders will own the same number of shares of WBA common stock as they own of Walgreens common stock immediately prior to the completion of the Reorg Merger, and, after taking into account the completion of the second step transaction, such shares will represent the same ownership percentage of WBA as they would have of Walgreens immediately following the completion of the second step transaction without the Reorg Merger.  The completion of the Reorg Merger depends on the satisfaction or waiver of several conditions.  Walgreens may terminate the Reorganization Merger Agreement at any time, even after adoption and approval by Walgreens shareholders, if Walgreens board of directors determines to do so. In addition, the Reorganization Merger Agreement will automatically terminate upon the termination of the Purchase and Option Agreement prior to the completion of the second step transaction.

Note 2.  Basis of Presentation

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  The Balance Sheet and the Statement of Equity as of November 30, 2014, the Statement of Operations, Statement of Comprehensive Loss and Statement of Cash Flows for the period beginning September 2, 2014 and ending November 30, 2014, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

As a subsidiary of Walgreens, the Company performed its accounting for income taxes pursuant to Accounting Standards Codification Topic 740 – Income Taxes, following the separate return methodology (the Method).  Pursuant to the Method, the Company did not recognize the benefit of any deferred tax assets as the Company, on a stand-alone basis, has no history of generating income and does not expect to produce net pre-tax income in the foreseeable future.  In addition, the Company has losses in accumulated other comprehensive income.  As such, the Company has established a full valuation allowance against its deferred tax assets, determining that, following the Method, it is not more likely than not the deferred tax assets will be realized.

In the opinion of the Company, the financial statements for the unaudited interim period presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim period.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  The Company bases its estimates on the information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances.  Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.  Actual results may differ.

Note 3.  Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following (all amounts are presented in millions of U.S. Dollars.  Debt issuances are denominated in U.S. Dollars, unless otherwise noted):

November 30, 2014
Long-Term Debt(1)
Unsecured variable rate notes due 2016	$750
1.750% unsecured notes due 2017	749
2.700% unsecured notes due 2019	1,248
2.875% unsecured Pound Sterling notes due 2020(2)	624
3.300% unsecured notes due 2021	1,247
3.800% unsecured notes due 2024	1,995
3.600% unsecured Pound Sterling notes due 2025(2)	469
2.125% unsecured Euro notes due 2026(2)	931
4.500% unsecured notes due 2034	497
4.800% unsecured notes due 2044	1,500
10,010
Less current maturities	-
Total long-term debt	$10,010

(1)	All notes are presented net of unamortized discount.
(2)	Pound Sterling denominated debt is translated at the November 30, 2014 spot rate of $1.56/£. Euro denominated debt is translated at the November 30, 2014 spot rate of $1.24/€.

$8.0 Billion Note Issuance

On November 18, 2014, the Company received net proceeds from a public offering of $7.9 billion of U.S. denominated notes with varying maturities and interest rates, the majority of which are fixed rate.  The notes are unsecured, unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.  The notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreen Co. and its successors.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $44 million.  The fair value of the notes as of November 30, 2014 was $8.2 billion.  Fair value for these notes was determined based upon quoted market prices.

The following table details each tranche of notes issued:

Notes Issued (In millions)	Maturity Date	Interest Rate	Interest Payment Dates
$750	May 18, 2016	Variable; three-month U.S. Dollar LIBOR, reset quarterly, plus 45 basis points	February 18, May 18, August 18, and November 18; commencing on February 18, 2015.
750	November 17, 2017	Fixed 1.750%	May 17 and November 17; commencing on May 17, 2015
1,250	November 18, 2019	Fixed 2.700%	May 18 and November 18; commencing on May 18, 2015
1,250	November 18, 2021	Fixed 3.300%	May 18 and November 18; commencing on May 18, 2015
2,000	November 18, 2024	Fixed 3.800%	May 18 and November 18; commencing on May 18, 2015
500	November 18, 2034	Fixed 4.500%	May 18 and November 18; commencing on May 18, 2015
1,500	November 18, 2044	Fixed 4.800%	May 18 and November 18; commencing on May 18, 2015
$8,000

Redemption Option

The Company may redeem (i) the notes due 2017, at any time in whole or from time to time in part, (ii) the notes due 2019, at any time prior to October 18, 2019 in whole or from time to time prior to October 18, 2019 in part, (iii) the notes due 2021, at any time prior to September 18, 2021 in whole or from time to time prior to September 18, 2021 in part, (iv) the notes due 2024, at any time prior to August 18, 2024 in whole or from time to time prior to August 18, 2024 in part, (v) the notes due 2034, at any time prior to May 18, 2034 in whole or from time to time prior to May 18, 2034 in part, and (vi) the notes due 2044, at any time prior to May 18, 2044 in whole or from time to time prior to May 18, 2044 in part, in each case, at the Company’s option, for an amount equal to the sum of accrued and unpaid interest plus a redemption price equal to the greater of :

(1) 100% of the principal amount of the fixed rate notes being redeemed; and

(2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the redemption date), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the applicable series of notes), plus 15 basis points for the notes due 2017, 15 basis points for the notes due 2019, 20 basis points for the notes due 2021, 20 basis points for the notes due 2024, 20 basis points for the notes due 2034 and 25 basis points for the notes due 2044.

In addition, at any time on or after October 18, 2019 with respect to the notes due 2019, September 18, 2021 with respect to the notes due 2021, August 18, 2024 with respect to the notes due 2024, May 18, 2034 with respect to the notes due 2034, or May 18, 2044 with respect to the notes due 2044, the Company may redeem some or all of the applicable series of fixed rate notes at its option, at a redemption price equal to 100% of the principal amount of the applicable fixed rate notes being redeemed plus accrued and unpaid interest on the fixed rate notes being redeemed to, but excluding, the redemption date.

Special Mandatory Redemption and Change in Control

The terms of the notes will require the Company to retain the proceeds of the notes until the date on which the second step transaction is consummated (the Second Step Closing Date).  In the event that the Second Step Closing Date does not occur on or prior to August 19, 2015 or if the Purchase and Option Agreement is terminated at any time on or prior to August 19, 2015 (each of such events being a Special Mandatory Redemption Trigger), then the Company will redeem in whole and not in part the aggregate principal amount of the notes outstanding at a redemption price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest from and including the date of the initial issuance, or the most recent date to which interest has been paid, whichever is later. Upon the occurrence of the Second Step Closing Date, the provisions described in this paragraph will cease to apply.

If the Company experiences a change of control triggering event, unless the Company has exercised its option to redeem the fixed rate notes or has defeased the notes as described in the indenture, the Company will be required to offer payment of cash equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest.

£700 Million and €750 Million Notes Issuance

On November 20, 2014, the Company issued three series of debt securities denominated in Euro and Pound Sterling, with varying maturities and interest rates.  Interest on all notes is payable annually on November 20, commencing on November 20, 2015.  The notes are unsecured, unsubordinated debt obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated debt from time to time outstanding.  The notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreen Co. and its successors.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $11 million.  The fair value of the notes as of November 30, 2014 was $2.0 billion.  Fair value for these notes was determined based upon quoted market prices.

The following table details each tranche of Euro and Pound Sterling notes issued:

Notes Issued (In millions)	Maturity Date	Interest Rate
Euro Notes:

€750	November 20, 2026	Fixed 2.125%

Pound Sterling Notes:

£400	November 20, 2020	Fixed 2.875%
300	November 20, 2025	Fixed 3.600%
£700

Redemption Option

The Company may redeem (i) the Euro notes, at any time prior to August 20, 2026 in whole or from time to time prior to August 20, 2026 in part, (ii) the Pound Sterling notes due 2020, at any time prior to October 20, 2020 in whole or from time to time prior to October 20, 2020 in part, and (iii) the Pound Sterling notes due 2025, at any time prior to August 20, 2025 in whole or from time to time prior to August 20, 2025 in part, in each case, at the Company’s option, for an amount equal to the sum of accrued and unpaid interest plus at a redemption price equal to the greater of:

(1) 100% of the principal amount of the notes to be redeemed; and

(2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the redemption date), discounted to the redemption date on an annual basis at the applicable Comparable Government Bond Rate (as defined in the applicable series of notes), plus 20 basis points for the Euro notes, 20 basis points for the Pound Sterling notes due 2020 and 20 basis points for the Pound Sterling notes due 2025.

In addition, at any time on or after August 20, 2026 with respect to the Euro notes, October 20, 2020 with respect to the Pound Sterling notes due 2020, or August 20, 2025 with respect to the Pound Sterling notes due 2025, the Company may redeem some or all of the applicable series of notes at its option, at a redemption price equal to 100% of the principal amount of the applicable notes to be redeemed, plus, in every case, accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date.

Special Mandatory Redemption and Change in Control

The terms of the notes will require the Company to retain the proceeds of the notes until the Second Step Closing Date.  In the event that the Second Step Closing Date does not occur on or prior to August 19, 2015 or if the Purchase and Option Agreement is terminated at any time on or prior to August 19, 2015 (each of such events being a Special Mandatory Redemption Trigger), then the Company will redeem in whole and not in part the aggregate principal amount of the notes outstanding at a redemption price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest from and including the date of the initial issuance, or the most recent date to which interest has been paid, whichever is later.  Upon the occurrence of the Second Step Closing Date, the provisions described in this paragraph will cease to apply.

If the Company experiences a change of control triggering event, unless the Company has exercised its option to redeem the fixed rate notes or has defeased the notes as described in the indenture, the Company will be required to offer payment of cash equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest.

Other Borrowings

On November 10, 2014, the Company, along with its parent, Walgreens, entered into a Term Loan Credit Agreement (the Term Loan Agreement) providing Walgreens or, to the extent the Holdco Reorganization (as defined in the Term Loan Agreement) is consummated on or prior to the Alliance Boots Acquisition Closing Date (as defined in the Term Loan Agreement), the Company (Walgreens or the Company, as applicable, the Borrower), with the ability to borrow up to £1.45 billion on an unsecured basis to finance a portion of the Alliance Boots second step transaction, repay or refinance certain indebtedness of Walgreens, Alliance Boots GmbH and their respective subsidiaries and to pay related transaction costs.  Borrowings under the Term Loan Agreement will bear interest at a fluctuating rate per annum equal to the reserve adjusted Eurocurrency rate plus an applicable margin based on the Borrower’s credit ratings.

On November 10, 2014, the Company, along with its parent, Walgreens, entered into a five-year unsecured, multicurrency revolving credit agreement (the Revolving Credit Agreement), replacing Walgreens prior agreements dated July 20, 2011 and July 23, 2012. Walgreens will be the initial borrower under the Revolving Credit Agreement.  To the extent that the Holdco Reorganization (as defined in the Revolving Credit Agreement) is consummated on or prior to the Alliance Boots Acquisition Closing Date (as defined in the Revolving Credit Agreement) (and subject to the satisfaction (or waiver) of certain other conditions set forth therein), the Company will also be a borrower under the Revolving Credit Agreement. The new unsecured revolving credit agreement totals $2.25 billion, of which $375 million will be available for the issuance of letters of credit.  The total availability under the facility will increase to $3.0 billion, of which $500 million will be available for the issuance of letters of credit, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at a Walgreens shareholder meeting to approve the issuance of the necessary shares to complete the second step acquisition of Alliance Boots.  The issuance of letters of credit reduces the aggregate amount otherwise available under the revolving credit agreement for the making of revolving loans  Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the applicable borrower’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens’ or, to the extent the Holdco Reorganization is consummated on or prior to the Alliance Boots Acquisition Closing Date, the Company’s credit ratings. The Company’s ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.   At November 30, 2014, the Company was in compliance with all such covenants.  Total upfront fees related to the term loan and revolving credit agreement were $14 million.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At November 30, 2014, there were no letters of credit issued against these credit facilities.

Note 4.  Fair Value Measurements

The Company measures its assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.  ASC Topic 820 defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  In addition, it establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	November 30, 2014	Level 1	Level 2	Level 3
Assets:
Money market and commercial paper	$9,782	$9,782	$-	$-

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the financial statements.  The fair value for all notes was determined based upon quoted market prices and therefore categorized as Level 1.  See Note 3 for further details.

Note 5.  Related Party

Walgreen Co., on behalf of Walgreens Boots Alliance, Inc., entered into a series of forward starting interest rate swap transactions locking in the then current three-month LIBOR interest rate on $1.75 billion of anticipated debt issuance, with maturity tenures of 10 and 30 years.  The swap transactions were designated as cash flow hedges where the changes in fair value were recorded in other comprehensive income.  The cash flow hedges were terminated upon issuance of the hedged debt in November 2014, resulting in $63 million of loss that was incurred by WBA and recorded within other comprehensive income.  The loss is amortized through interest expense over the period of the related debt using the effective interest method.  Additionally, certain debt issuance costs incurred by WBA were paid by Walgreens.

Note 6.  Subsequent Events

On December 19, 2014, Walgreens and WBA, entered into a Revolving Credit Agreement (the 364-Day Credit Agreement) with the lenders party thereto and Mizuho Bank, Ltd., as administrative agent.  The 364-Day Credit Agreement is a 364-day unsecured, multicurrency revolving facility.  The aggregate commitment of all lenders under the 364-Day Credit Agreement will be equal to $750 million.  Walgreens will be the initial borrower under the 364-Day Credit Agreement.  To the extent that the Reorg Merger is consummated on or prior to the date of the consummation of the second step transaction (and subject to the satisfaction (or waiver) of certain other conditions set forth therein), WBA will also be a borrower under the 364-Day Credit Agreement.  To the extent the Reorg Merger is consummated on or prior to the date of the consummation of the second step transaction, Walgreens will guarantee the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of WBA under the 364-Day Credit Agreement, which guarantee shall remain in full force and effect until certain conditions are met.

On December 29, 2014, Walgreens shareholders voted to approve all proposals related to the second step transaction and the Reorg Merger. WBA currently expects that the second step transaction and the Reorg Merger will be completed on December 31, subject to the satisfaction of customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” below.

INTRODUCTION

Walgreens Boots Alliance, Inc. is a direct 100% owned finance subsidiary of Walgreen Co.  Walgreens Boots Alliance, Inc. issued several series of unsecured, unsubordinated notes (WBA notes) in connection with the financing of a portion of the cash consideration payable in connection with the second step transaction, the refinancing of substantially all of Alliance Boots' total borrowings in connection with the second step transaction and/or the payment of related fees and expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by financing activities was $10.0 billion for the three month period ended November 30, 2014.  On November 18, 2014, the Company issued several series of unsubordinated notes totaling $8.0 billion with maturities ranging from 2016 to 2044.  Proceeds from the issuances were net of discounts and underwriting costs of $14 million and $39 million, respectively.  All notes issued on November 18, 2014 have fixed interest rates, with the exception of the $750 million note due 2016 which has a floating rate based on the three-month LIBOR plus a fixed spread of 45 basis points.

On November 20, 2014, the Company also issued a series of unsubordinated notes that included total Pound Sterling denominated debt of £700 million ($1.1 billion based on the November 20, 2014 exchange rate) with maturities due 2020 and 2025 and Euro denominated debt of €750 million ($940 million based on the November 20, 2014 exchange rate) due 2026.  Proceeds from the issuance were net of discounts and underwriting costs of $4 million and $9 million, respectively, based on the closing November 20, 2014 exchange rate of $1.25/Euro and $1.56/Pound Sterling.  All notes issued on November 20, 2014 have fixed interest rates.

On December 19, 2014, Walgreens and WBA, entered into a Revolving Credit Agreement (the 364-Day Credit Agreement) with the lenders party thereto and Mizuho Bank, Ltd., as administrative agent.  The 364-Day Credit Agreement is a 364-day unsecured, multicurrency revolving facility.  The aggregate commitment of all lenders under the 364-Day Credit Agreement will be equal to $750 million.  Walgreens will be the initial borrower under the 364-Day Credit Agreement.  To the extent that the Reorg Merger is consummated on or prior to the date of the consummation of the second step transaction (and subject to the satisfaction (or waiver) of certain other conditions set forth therein), WBA will also be a borrower under the 364-Day Credit Agreement.  To the extent the Reorg Merger is consummated on or prior to the date of the consummation of the second step transaction, Walgreens will guarantee the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of WBA under the 364-Day Credit Agreement, which guarantee shall remain in full force and effect until certain conditions are met.  See the Current Report on Form 8-K filed by Walgreens on December 24, 2014 for further details.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities and we do not have significant exposure to any off-balance sheet arrangements. The term “off -balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

We have no off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on-balance sheet and off-balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2014:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt*	$10,010	$-	$1,499	$1,248	$7,263
Interest payment on long-term debt	4,417	334	630	599	2,854
Total	$14,427	$334	$2,129	$1,847	$10,117
* Recorded on balance sheet.

The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we or Walgreens may file or furnish with the Securities and Exchange Commission contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company's website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications.  Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed.  These forward-looking statements include all statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and the plans and objectives of management for future operations.  Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “target,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.   These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, known or unknown to us, including, but not limited to, those described in the section entitled “Risk Factors” and in other documents that we or Walgreens may file or furnish with the Securities and Exchange Commission (the “SEC”).  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt.  Primary exposures include U.S. Treasury rates, LIBOR and commercial paper rates.  From time to time, we use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.  Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest rate amounts based on an agreed upon notional principal amount.

On November 30, 2014, we had $750 million in long-term debt obligations that had floating interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $8 million.

In connection with the Purchase and Option Agreement and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British pound Sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of November 30, 2014, we did not have any outstanding foreign exchange derivative instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended November 30, 2014 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company expects that the Reorg Merger and the second step transaction will be completed on December 31, 2014, subject to customary closing conditions. The Company and Walgreens have begun the process of evaluating Alliance Boots internal controls. As permitted by related SEC staff interpretative guidance for newly acquired businesses, if the Reorg Merger and the second step transaction are consummated, the Company expects to exclude Alliance Boots from management’s assessment of the effectiveness of the Company’s internal control over financial reporting for the allotted one year period post acquisition.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company's business.  Litigation, in general, and securities and class action litigation, in particular, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company believes that its defenses and assertions in pending legal proceedings have merit, and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company's financial position. However, substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors set forth or incorporated by reference in the "Risk Factors" section of the proxy statement/prospectus forming a part of our Registration Statement on Form S-4, as amended (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

Item 6.	Exhibits

The agreements included as exhibits to this report are included to provide information regarding their terms and not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other parties to the applicable agreement, and:

•   should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•   may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•   may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•   were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference

2.1	Reorganization Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.
Incorporated by reference to Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

2.2
Amendment No. 1, dated December 23, 2014, to the Reorganization Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.
Incorporated by reference to Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on December 24, 2014.

2.3
Amendment No. 2, dated December 29, 2014, to the Reorganization Agreement and Plan of Merger, dated October 17, 2014, as amended December 23, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.
Filed herewith.

2.4	Purchase and Option Agreement, dated June 18, 2012, by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited.
Incorporated by reference to Annex B-1 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

2.5
Amendment No. 1, dated August 5, 2014, to the Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.

Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

3.1	Form of Walgreens Boots Alliance, Inc. Certificate of Incorporation.
Incorporated by reference to Annex E to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

3.2	Form of Walgreens Boots Alliance, Inc. Bylaws.
Incorporated by reference to Annex F to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

4.1	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.2	Form of Floating Rate Notes due 2016.	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.3	Form of 1.750% Notes due 2017.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.4	Form of 2.700% Notes due 2019.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.5	Form of 3.300% Notes due 2021.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.6	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.7	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.8	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.9	Form of Guarantee of Walgreen Co.	Incorporated by reference to Exhibit 4.9 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.10	Form of 2.875% Notes due 2020 (£).	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.11	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.12	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.13	Form of Guarantee of Walgreen Co.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

10.1
Term Loan Credit Agreement, dated as of November 10, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2014.

10.2
Revolving Credit Agreement, dated as of November 10, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.
Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2014.

10.3
Revolving Credit Agreement, dated as of December 19, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Mizuho Bank, LTD., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on December 24, 2014.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREENS BOOTS ALLIANCE, INC.
(Registrant)

Dated: 12/29/14	/s/ Timothy R. McLevish
Timothy R. McLevish
Vice President and Treasurer
(Chief Financial Officer)

Dated: 12/29/14	/s/ Theodore J. Heidloff
Theodore J. Heidloff
Vice President and Assistant Treasurer
(Principal Accounting Officer)