Form 10-Q
period 2015-02-28
Walgreens Boots Alliance, Inc.
filed 2015-04-09
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2015

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 31, 2015 was 1,090,756,509.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2015

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	February 28,	August 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$3,005	$2,646
Accounts receivable, net	7,017	3,218
Inventories	9,379	6,076
Other current assets	1,314	302
Total Current Assets	20,715	12,242
Non-Current Assets:
Property, plant and equipment, at cost, less accumulated depreciation and amortization	15,646	12,257
Equity investment in Alliance Boots	-	7,336
Goodwill	17,044	2,359
Intangible assets	12,225	1,180
Other non-current assets	5,727	1,896
Total Non-Current Assets	50,642	25,028
Total Assets	$71,357	$37,270

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$1,061	$774
Trade accounts payable	10,293	4,315
Accrued expenses and other liabilities	5,140	3,701
Income taxes	196	105
Total Current Liabilities	16,690	8,895
Non-Current Liabilities:
Long-term debt	16,001	3,736
Deferred income taxes	3,689	1,080
Other non-current liabilities	3,951	2,942
Total Non-Current Liabilities	23,641	7,758
Commitments and Contingencies (see Note 12)
Equity:
Preferred stock $.01 par value ($.0625 at August 31, 2014); authorized 32 million shares, none issued	-	-
Common stock $.01 par value ($.078125 at August 31, 2014); authorized 3.2 billion shares; issued 1,172,513,618 at February 28, 2015 and 1,028,180,150 at August 31, 2014	12	80
Paid-in capital	9,838	1,172
Employee stock loan receivable	(3)	(5)
Retained earnings	24,526	22,327
Accumulated other comprehensive (loss) income	(68)	136
Treasury stock, at cost; 79,751,513 shares at February 28, 2015 and 77,793,261 at August 31, 2014	(3,491)	(3,197)
Total Walgreens Boots Alliance, Inc. Shareholders' Equity	30,814	20,513
Noncontrolling interests	212	104
Total Equity	31,026	20,617
Total Liabilities and Equity	$71,357	$37,270

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the six month period ended February 28, 2015
(In millions, except per share amounts)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity
August 31, 2014	950,386,889	$80	$(3,197)	$1,172	$(5)	$136	$22,327	$104	$20,617
Net earnings	-	-	-	-	-	-	2,892	45	2,937
Other comprehensive income, net of tax	-	-	-	-	-	(204)	-	(5)	(209)
Dividends declared ($.675 per share)	-	-	-	-	-	-	(693)	-	(693)
Exchange of Walgreen Co. shares for Walgreens Boots Alliance, Inc. shares	-	(69)	-	69	-	-	-	-	-
Issuance of shares for Alliance Boots acquisition	144,333,468	1	-	10,976	-	-	-	-	10,977
Treasury stock purchases	(9,216,429)	-	(594)	-	-	-	-	-	(594)
Employee stock purchase and option plans	7,258,177	-	300	(5)	-	-	-	-	295
Stock-based compensation	-	-	-	65	-	-	-	-	65
Acquisition of noncontrolling interest	-	-	-	(2,439)	-	-	-	(130)	(2,569)
Employee stock loan receivable	-	-	-	-	2	-	-	-	2
Noncontrolling interests in businesses acquired	-	-	-	-	-	-	-	198	198
February 28, 2015	1,092,762,105	$12	$(3,491)	$9,838	$(3)	$(68)	$24,526	$212	$31,026

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014

Net sales	$26,573	$19,605	$46,127	$37,934
Cost of sales	19,691	13,955	33,949	27,132
Gross Profit	6,882	5,650	12,178	10,802

Selling, general and administrative expenses	5,606	4,569	10,062	8,948
Equity earnings in Alliance Boots	101	136	315	330
Operating Income	1,377	1,217	2,431	2,184

Gain on previously held equity interest	706	-	706	-
Other income (expense)	504	(59)	703	166
Earnings Before Interest and Tax Provision	2,587	1,158	3,840	2,350

Interest expense, net	144	37	199	78
Earnings Before Income Tax Provision	2,443	1,121	3,641	2,272
Income tax provision	391	391	712	810
Post tax earnings from equity method investments	8	-	8	-
Net Earnings	2,060	730	2,937	1,462
Net earnings attributable to noncontrolling interests	18	14	45	23
Net Earnings Attributable to Walgreens Boots Alliance, Inc. Co.	$2,042	$716	$2,892	$1,439

Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – basic	$1.96	$0.75	$2.91	$1.51
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	$1.93	$0.74	$2.88	$1.49

Dividends declared per share	$0.3375	$0.3150	$0.6750	$0.6300

Average shares outstanding	1,043.6	951.9	994.7	950.6
Dilutive effect of stock options	11.1	11.8	10.6	12.0
Average diluted shares	1,054.7	963.7	1,005.3	962.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Comprehensive Income

Net Earnings	$2,060	$730	$2,937	$1,462

Other comprehensive income (loss), net of tax:
Postretirement liability	(8)	(2)	(9)	6
Unrealized (loss) on cash flow hedges	-	-	(12)	-
Changes in unrecognized gain (loss) on available-for-sale investments	90	(49)	189	35
Share of other comprehensive income (loss) of Alliance Boots	92	(19)	113	(56)
Currency translation adjustments	(301)	116	(490)	281
Total Other Comprehensive Income (Loss)	(127)	46	(209)	266
Total Comprehensive Income	1,933	776	2,728	1,728

Comprehensive income attributable to noncontrolling interests	13	14	40	23
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$1,920	$762	$2,688	$1,705

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended February 28,
	2015	2014

Cash Flows from Operating Activities:
Net earnings	$2,937	$1,462
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	826	663
Change in fair value of warrants and related amortization	(859)	(166)
Gain on previously held equity interest	(706)	-
Deferred income taxes	181	29
Stock compensation expense	65	52
Unrealized gain from fair value adjustments	(68)	-
Equity earnings in Alliance Boots	(315)	(330)
Other	390	48
Changes in operating assets and liabilities -
Accounts receivable, net	(391)	(117)
Inventories	106	(288)
Other current assets	21	13
Trade accounts payable	363	(171)
Accrued expenses and other liabilities	(20)	(25)
Income taxes	(99)	47
Other non-current assets and liabilities	(94)	20
Net cash provided by operating activities	2,337	1,237

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(643)	(591)
Proceeds from sale of assets	579	209
Return of restricted cash	74	-
Alliance Boots acquisition, net of cash received	(4,461)	-
Other business and intangible asset acquisitions, net of cash received	(92)	(297)
Purchases of short-term investments held to maturity	(29)	(34)
Proceeds from short-term investments held to maturity	29	34
Investment in AmerisourceBergen	-	(430)
Other	(165)	(59)
Net cash used for investing activities	(4,708)	(1,168)

Cash Flows from Financing Activities:
Payments of short-term borrowings	(330)	-
Proceeds from issuance of long-term debt	12,279	-
Payments of long-term debt	(7,817)	-
Stock purchases	(594)	(205)
Proceeds related to employee stock plans	293	416
Cash dividends paid	(642)	(597)
Other	(360)	(12)
Net cash provided by (used for) financing activities	2,829	(398)

Effect of exchange rate changes on cash and cash equivalents	(99)	-

Changes in Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	359	(329)
Cash and cash equivalents at beginning of period	2,646	2,106
Cash and cash equivalents at end of period	$3,005	$1,777

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Organization
Walgreens Boots Alliance, Inc. ("WBA" or "Walgreens Boots Alliance") and subsidiaries is a global pharmacy-led wellbeing enterprise. Its operations are conducted through three reportable segments (Retail Pharmacy USA, Retail Pharmacy International, and Pharmaceutical Wholesale).  See Note 19, Segment Reporting for additional discussion.

On December 31, 2014, Walgreens Boots Alliance became the successor of Walgreen Co. ("Walgreens") pursuant to a merger designed to effect a reorganization of Walgreens into a holding company structure (the "Reorganization"). Pursuant to the Reorganization, Walgreens became a wholly owned subsidiary of Walgreens Boots Alliance, a newly-formed Delaware corporation, and each issued and outstanding share of Walgreens common stock, par value $0.078125, converted on a one-to-one basis into Walgreens Boots Alliance common stock, par value $0.01.

On December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition of the remaining 55% of Alliance Boots GmbH ("Alliance Boots") that Walgreens did not previously own (the "Second Step Transaction") in exchange for £3.133 billion in cash and 144,333,468 shares of WBA common stock pursuant to the Purchase and Option Agreement dated June 18, 2012, as amended (the "Purchase and Option Agreement"). Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method immediately upon completion of the Second Step Transaction. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The consolidated financial statements (and other data) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods after the closing of the Reorganization and the Second Step Transaction on December 31, 2014.

References to the "Company" refer to Walgreens Boots Alliance and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to the predecessor registrant Walgreens and its subsidiaries, except as otherwise indicated or the context otherwise requires.

Note 2.  Basis of Presentation
The consolidated condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The Consolidated Condensed Balance Sheets as of February 28, 2015 and August 31, 2014, the Consolidated Condensed Statement of Equity for the six month period ended February 28, 2015, the Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Comprehensive Income for the three and six month periods ended February 28, 2015 and 2014, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2015 and 2014, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 2014.

In the opinion of the Company, the consolidated condensed financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. Because of the acquisition of Alliance Boots, influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms and other factors on the Company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years or indicative of net earnings for the full fiscal year. In addition, the positive impact on gross profit margins and gross profit dollars typically have been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a "generic conversion." In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on the Company's Retail Pharmacy USA segment's sales, gross profit margins and gross profit dollars.

As part of the Second Step Transaction, the Company acquired the remaining 27.5% noncontrolling interest in Walgreens Boots Alliance Development GmbH ("WBAD"), a 50/50 joint venture between the Company and Alliance Boots. The Company already owned a 50% direct ownership in WBAD and indirectly owned an additional ownership interest through its previous 45% investment in Alliance Boots, representing a direct and indirect economic interest of 72.5%. The Company's acquisition of the remaining 27.5% effective ownership in WBAD as part of the Second Step Transaction was accounted for as an equity transaction as it has historically been consolidated by the Company. On January 1, 2015, WBAD Holdings Limited sold 320 common shares of WBAD, representing approximately 5% of the equity interests in WBAD, to Alliance Healthcare Italia Distribuzione S.p.A. ("AHID"), which is not a member of the Company's consolidated group. Under certain circumstances, AHID has the right to put, and WBAD Holdings Limited has the right to call, the 320 common shares of WBAD currently owned by AHID for a purchase price of $100,000.

Immediately prior to the completion of the Second Step Transaction, the Company held a 45% equity interest in Alliance Boots and recorded its proportionate share of equity income in Alliance Boots in the Company's consolidated financial statements on a three-month reporting lag. Following the Second Step Transaction, the Company eliminated the three-month reporting lag and applied this change retrospectively as a change in accounting principle in accordance with Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections. See Note 3, Change in Accounting Policy for further information.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ. For a discussion of the Company's significant accounting policies, please see the Walgreens Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 2014. The additional accounting policies outlined below are incremental and incorporate the inclusion of the Alliance Boots operations.

Consolidation
The consolidated condensed financial statements include all majority-owned subsidiaries. Investments in less than majority-owned companies in which the Company does not have a controlling interest but does have significant influence are accounted for as equity method investments. All intercompany transactions have been eliminated.

Restricted Cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of February 28, 2015, the amount of such restricted cash was $206 million. There was no restricted cash as of August 31, 2014.

Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members, as well as vendors and manufacturers. Charges to bad debt are based on both historical write-offs and specifically identified receivables.

Inventory
The Company values inventories on a lower of cost or market basis. Inventory includes product costs, inbound freight, direct labor, warehousing costs, overhead costs relating to the manufacture and distribution of products and vendor allowances not classified as a reduction of advertising expense.

The Company's Retail Pharmacy USA segment inventory is accounted for using the last-in-first-out ("LIFO") method. At February 28, 2015 and August 31, 2014, Retail Pharmacy USA segment inventories would have been greater by $2.4 billion and $2.3 billion, respectively, if they had been valued on a lower of first-in-first-out ("FIFO") cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.

The Company's Retail Pharmacy International and Pharmaceutical Wholesale segments costs are determined using the FIFO method, except for retail inventory in the Retail Pharmacy International segment. The Company's Retail Pharmacy International segment's retail inventory is primarily determined using the retail inventory method. Under the retail inventory method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory across groupings of similar items. Current owned retail valuation represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. Inherent in the retail method calculation are certain management judgments and estimates including initial mark-up, markdowns and shrinkage, which can impact the owned retail valuation and, therefore, the ending inventory valuation at cost.

Vendor Allowances and Supplier Rebates
Vendor allowances are principally received as a result of purchases, sales or promotion of vendors' products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those allowances received for promoting vendors' products are offset against advertising expense and result in a reduction of selling, general and administrative expenses to the extent of advertising costs incurred, with the excess treated as a reduction of inventory costs.

Rebates or refunds received by the Company from its suppliers, mostly in cash, are considered as an adjustment of the prices of the supplier's products purchased by the Company.

Revenue Recognition
Revenue is recognized when: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller's price to the buyer is fixed or determinable, and (d) collectability is reasonably assured. The following revenue recognition policies have been established for the Company's reportable segments:

Retail Pharmacy USA and Retail Pharmacy International
The Company recognizes revenue at the time the customer takes possession of the merchandise, after making appropriate adjustments for estimated returns, which are immaterial. Revenue does not include sales related taxes. In certain international locations, the Company initially estimates revenue based on expected reimbursements from governmental agencies for dispensing prescription drugs and providing optical services. The estimates are based on historical experience and updated to actual reimbursement amounts.

Pharmaceutical Wholesale
Wholesale revenue is recognized upon shipment of goods, which is generally also the day of delivery. When the Company acts in the capacity of an agent or a logistics service provider, revenue is the fee received for the service and is recognized when the services have been performed. The Company has determined it is the agent when providing logistics services, which is based on its assessment of the following criteria: (a) whether it is the primary obligor in the arrangement, (b) whether it has latitude in establishing the price, changing the product or performing part of the service, (c) whether it has discretion in supplier selection, (d) whether it is involved in the determination of service specifications, and (e) whether it is exposed to credit risk.

Financial Instruments
The Company uses derivative instruments to hedge its exposure to interest rate and currency risks arising from operating and financing activities. In accordance with its risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes.

Derivatives are recognized on the Consolidated Condensed Balance Sheets at their fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, it formally documents the hedge relationship and the risk management objective for undertaking the hedge which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value of a derivative instrument depends on whether the Company had designated it in a qualifying hedging relationship and further, on the type of hedging relationship. The Company applies the following accounting policies:

•	Changes in the fair value of a derivative designated as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the Consolidated Condensed Statements of Earnings.

•	The effective portion of changes in the fair value of a derivative designated as a cash flow hedge is recorded in accumulated other comprehensive income (loss) in the Consolidated Condensed Statements of Comprehensive Income and reclassified into earnings in the period or periods during which the hedged item affects earnings.

•	The effective portion of changes in the fair value of a derivative designated as a hedge of a net investment in a foreign operation is recorded in cumulative translation adjustments within accumulated other comprehensive income (loss) in the Consolidated Condensed Statements of Comprehensive Income. Recognition in earnings of amounts previously recorded in cumulative translation adjustments is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged investments in foreign operations.

•	Changes in the fair value of a derivative not designated in a hedging relationship are recognized in the Consolidated Condensed Statements of Earnings along with the ineffective portions of changes in the fair value of derivatives designated in hedging relationships.

Cash receipts or payments on a settlement of derivative contract are reported in the Consolidated Condensed Statements of Cash Flows consistent with the nature of the underlying hedged item.

For derivative instruments designated as hedges, the Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item. In addition, when the Company determines that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies any gains or losses in accumulated other comprehensive income (loss) to earnings in the Consolidated Condensed Statements of Earnings. When a derivative in a hedge relationship is terminated or the hedged item is sold, extinguished or terminated, hedge accounting is discontinued prospectively.

Pension and Postretirement Benefits
The Company has various defined benefit pension plans that cover some of its foreign employees. The Company also has postretirement healthcare plans that cover qualifying domestic employees. Eligibility and the level of benefits for these plans varies depending participants' status, date of hire and or length of service. Pension and postretirement expenses and valuations are dependent on assumptions used by third party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors.

The Company funds its pension plans in accordance with applicable regulations. Postretirement plans are not funded.

Income Taxes
In determining the provision for income taxes, the Company uses an annual effective income tax rate based on full-year forecast income, permanent differences between book and tax income, the relative proportion of foreign and domestic income, statutory income tax rates, projections of income subject to Subpart F rules and unrecognized tax benefits related to current year results. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to lapsing of the applicable statute of limitations, recognizing or de-recognizing benefits of deferred tax assets due to future year financial statement projections and changes in tax laws are recognized in the period in which they occur.

The Company is subject to routine income tax audits that occur periodically in the normal course of business. U.S. federal, state, local and foreign tax authorities raise questions regarding the Company's tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax benefits associated with the various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to the liability for unrecognized tax benefits in the period in which the Company determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. As of February 28, 2015, approximately $115 million of unrecognized tax benefits were reported as current liabilities, with the balance being classified as long-term liabilities on the Consolidated Condensed Balance Sheets. Based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits will decrease in the next 12 months by up to $115 million, primarily due to expected tax audit settlements in multiple tax jurisdictions. The Company does not expect the settlements to materially impact the Consolidated Condensed Statements of Earnings, the Consolidated Condensed Balance Sheets or the Company's liquidity.

Business Combinations
Business combinations are accounted for under ASC Topic 805, Business Combinations, using the acquisition method of accounting. The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. The final determination of the fair value of certain assets and liabilities is completed within the one year measurement period as allowed under ASC Topic 805, Business Combinations. Transaction costs associated with business combinations are expensed as they are incurred.

Noncontrolling Interests
The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly, the Company presents noncontrolling interests as a component of equity on its Consolidated Condensed Balance Sheets and reports the noncontrolling interest net earnings or loss as Net earnings attributable to noncontrolling interests in the Consolidated Condensed Statements of Earnings.

Currency
Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) in the Consolidated Condensed Balance Sheets.

For U.S. dollar functional currency operations, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary balance sheet amounts, which are remeasured from historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates over the period, except for those expenses related to nonmonetary balance sheet amounts, which are remeasured from historical exchange rates. Gains or losses from foreign currency remeasurement and transactions are included in selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. For all periods presented, there were no material operational gains or losses from foreign currency transactions.

Warrants
Walgreens, Alliance Boots and AmerisourceBergen Corporation ("AmerisourceBergen") entered into a Framework Agreement dated as of March 18, 2013, pursuant to which (1) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7 percent of the then fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described below) in open market transactions; (2) Walgreens and Alliance Boots collectively were issued (a) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017. The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including the Shareholders Agreement, the Transaction Rights Agreement and the Limited Liability Company Agreement of WAB Holdings LLC, a limited liability company formed for the purpose of acquiring and holding AmerisourceBergen common stock, each of which (including the Framework Agreement) is summarized in, and copies of which were filed as exhibits to, Walgreens Current Report on Form 8-K filed with the SEC on March 20, 2013.

Pursuant to the Reorganization and Second Step Transaction discussed in Note 1, Organization, and Note 2, Basis of Presentation, Walgreens and Alliance Boots became wholly owned subsidiaries of WBA effective December 31, 2014. The Company holds all AmerisourceBergen warrants issued to Walgreens and Alliance Boots in its consolidated subsidiaries.

The warrants are valued at the date of issuance and the end of the period using a Monte Carlo simulation. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen's common stock; AmerisourceBergen's common stock price; AmerisourceBergen's equity volatility; the number of shares of AmerisourceBergen's common stock outstanding; the number of AmerisourceBergen's employee stock options and the exercise price; and the details specific to the warrants. The Company reports its warrants at fair value within other non-current assets in the Consolidated Condensed Balance Sheets. A deferred credit from the day-one valuation attributable to the warrants granted to Walgreens is being amortized over the life of the warrants. Gains and losses due to changes in the fair value on warrants are recognized in other income (expense) in the Consolidated Condensed Statement of Earnings. See Note 10, Financial Instruments, for additional disclosure regarding the Company's warrants.

3. Change in Accounting Policy
Walgreens historically accounted for its investment and proportionate share of earnings in Alliance Boots utilizing a three-month reporting lag. Concurrent with the completion of the Second Step Transaction, the Company eliminated the three-month reporting lag. The Company determined that the elimination of the three-month reporting lag was preferable because having Alliance Boots and its subsidiaries have the same period-end reporting date improves overall financial reporting as business performance is reflected in the Company's consolidated financial statements on a more timely basis.

In accordance with ASC Topic 810, Consolidation, a change to eliminate a previously existing reporting lag is considered a change in accounting principle in accordance with ASC Topic 250, Accounting Changes and Error Corrections. Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the consolidated condensed financial statements have been recast to reflect the period specific effects of eliminating the three-month reporting lag. The acquisition of the initial 45% interest was reflected in the Company's August 31, 2012 balance sheet. The Company's equity earnings and income statement for the year ended August 31, 2012, were not recasted as the impact was not material.

The elimination of the three-month reporting lag for the equity investment in Alliance Boots resulted in the adjustments as of and for the periods indicated below (in millions, except per share amounts). The impact of the change in accounting policy on the current period financial statements is not material.

	Three Months Ended February 28, 2014			Six Months Ended February 28, 2014
	As Reported	Adjustments	After Change in Accounting Principle	As Reported	Adjustments	After Change in Accounting Principle

Consolidated Condensed Statements of Earnings
Equity earnings in Alliance Boots	$194	$(58)	$136	$345	$(15)	$330
Operating Income	1,275	(58)	1,217	2,199	(15)	2,184
Earnings Before Income Tax Provision	1,179	(58)	1,121	2,287	(15)	2,272
Income tax provision	411	(20)	391	815	(5)	810
Net Earnings	768	(38)	730	1,472	(10)	1,462
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	754	(38)	716	1,449	(10)	1,439
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – basic	0.79	(0.04)	0.75	1.52	(0.01)	1.51
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	0.78	(0.04)	0.74	1.51	(0.02)	1.49

Consolidated Condensed Statements of Comprehensive Income
Net Earnings	768	(38)	730	1,472	(10)	1,462
Share of other comprehensive loss of Alliance Boots	(36)	17	(19)	(70)	14	(56)
Cumulative translation adjustments	191	(75)	116	253	28	281
Total Other Comprehensive Income	104	(58)	46	224	42	266
Total Comprehensive Income	872	(96)	776	1,696	32	1,728
Comprehensive Income Attributable to Walgreens Boots Alliance, Inc.	$858	$(96)	$762	$1,673	$32	$1,705

	As of August 31, 2014
	As Reported	Adjustments	After Change in Accounting Principle
Consolidated Condensed Balance Sheet
Non-Current Assets:
Equity investment in Alliance Boots	$7,248	$88	$7,336
Total Non-Current Assets	24,940	88	25,028
Total Assets	37,182	88	37,270
Non-Current Liabilities:
Deferred income taxes	1,048	32	1,080
Total Non-Current Liabilities	7,726	32	7,758
Equity:
Retained earnings	22,229	98	22,327
Accumulated other comprehensive income	178	(42)	136
Total Walgreens Boots Alliance, Inc. Shareholders' Equity	20,457	56	20,513
Total Equity	20,561	56	20,617
Total Liabilities and Equity	$37,182	$88	$37,270

	Six Months Ended February 28, 2014
	As Reported	Adjustments	After Change in Accounting Principle
Consolidated Condensed Statement of Cash Flows
Cash Flows from Operating Activities:
Net earnings	$1,472	$(10)	$1,462
Deferred income taxes	34	(5)	29
Equity earnings in Alliance Boots	(345)	15	(330)

The cumulative effect of eliminating the three-month reporting lag was recorded as an after-tax increase to retained earnings of $98 million as of September 1, 2013, the first day of the Company's 2014 fiscal year.

4. Leases and Store Closures
Initial terms for leased premises in the U.S. are typically 15 to 25 years, followed by additional terms containing renewal options at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may or may not include cancellation clauses or renewal options. The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. The Company recognizes rent expense on a straight-line basis over the term of the lease. In addition to minimum fixed rentals, some leases provide for contingent rentals based upon a portion of sales.

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. The Company has entered into several sale-lease-back transactions. In some of these transactions, the Company negotiated fixed rate renewal options which constitute a form of continuing involvement, resulting in the assets remaining on the balance sheet and a corresponding finance lease obligation.

Annual minimum rental commitments under all leases having an initial or remaining non-cancelable term of more than one year are shown below (in millions):

	Financing Obligation	Capital Lease	Operating Lease
2015	$19	$68	$3,071
2016	18	66	3,006
2017	18	62	2,886
2018	18	59	2,814
2019	18	59	2,561
Later	1,153	901	23,102
Total Minimum Lease Payments	$1,244	$1,215	$37,440

The capital and finance lease amounts include $1.6 billion of imputed interest and executory costs. Total minimum lease payments have not been reduced by minimum sublease rentals of approximately $211 million on leases due in the future under non-cancelable subleases.

In March 2014, the Company's Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources in a manner intended to increase shareholder value. The Company incurred no pre-tax charges related to this plan in the three month period ended February 28, 2015. For the six month period ended February 28, 2015, the Company incurred total pre-tax charges of $17 million primarily related to lease termination costs. The Company incurred no pre-tax charges for the three and six month periods ended February 28, 2014.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. During the three and six month periods ended February 28, 2015, the Company recorded charges of zero and $26 million, respectively, for facilities that were closed or relocated under long-term leases, including stores closed through the Company's store optimization plan. This compares to $6 million and $33 million for the three and six month periods ended February 28, 2014, respectively. These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	February 28, 2015	August 31, 2014
Balance – beginning of period	$257	$123
Provision for present value of non-cancellable lease payments on closed facilities	11	171
Assumptions about future sublease income, terminations and changes in interest rates	2	(8)
Interest accretion	13	14
Liability assumed through acquisition of Alliance Boots	13	-
Cash payments, net of sublease income	(36)	(43)
Balance – end of period	$260	$257

The Company remains secondarily liable on approximately 72 leases. The maximum potential undiscounted future payments are $360 million at February 28, 2015. Lease option dates vary, with some extending to 2041.

Rental expense, which includes common area maintenance, insurance and taxes, was as follows (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Minimum rentals	$809	$673	$1,486	$1,333
Contingent rentals	1	1	3	4
Less: Sublease rental income	(6)	(7)	(11)	(12)
	$804	$667	$1,478	$1,325

5. Equity Method Investments
Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method upon completion of the Second Step Transaction on December 31, 2014.  Equity method investments as of February 28, 2015 and August 31, 2014 were as follows (in millions, except percentages):

	February 28, 2015			August 31, 2014
	Carrying Value		Ownership Percentage	Carrying Value	Ownership Percentage
Alliance Boots	$	N/A	100%	$7,336	45%
Other		762	12% - 50%	74	30% - 50%
Total		$762		$7,410

N/A        Not applicable

Alliance Boots
On August 2, 2012, pursuant to the Purchase and Option Agreement the Company acquired 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of Walgreens common stock.  The Purchase and Option Agreement provided, subject to the satisfaction or waiver of specified conditions, a call option that gave the Company the right, but not the obligation, to acquire the remaining 55% of Alliance Boots in exchange for an additional £3.1 billion in cash as well as an additional 144.3 million Company shares, subject to certain adjustments (the "call option").  On August 5, 2014, the Purchase and Option Agreement was amended to permit the exercise of the call option beginning on that date, and the Company, through an indirectly wholly-owned subsidiary to which the Company previously assigned its right to the call option, exercised the call option on August 5, 2014. The Company's equity earnings, initial investment and the call option excluded the Alliance Boots minority interest in Galenica Ltd. ("Galenica"). The Alliance Boots investment in Galenica was distributed to the Alliance Boots shareholders other than Walgreens in May 2013, which had no impact on the Company's financial results.

Prior to the closing of the Second Step Transaction on December 31, 2014, the Company accounted for its 45% investment in Alliance Boots using the equity method of accounting. Because the underlying net assets in Alliance Boots were denominated in a foreign currency, translation gains or losses had an impact on the recorded value of the Company's investment. The Company utilized a three-month reporting lag in recording equity income in Alliance Boots, which was eliminated on December 31, 2014 (See Note 3, Change in Accounting Policy). The Company's share of Alliance Boots earnings was recorded as Equity earnings in Alliance Boots in the Consolidated Condensed Statements of Earnings. The Company's investment was recorded as Equity investment in Alliance Boots in the Consolidated Condensed Balance Sheets.

The Company's initial investment in Alliance Boots exceeded its proportionate share of the net assets of Alliance Boots by $2.4 billion. This premium of $2.4 billion was recognized as part of the carrying value in the Company's equity investment in Alliance Boots. The difference was primarily related to the fair value of Alliance Boots indefinite-lived intangible assets and goodwill. The Company's equity method income from the investment in Alliance Boots was adjusted to reflect the amortization of fair value adjustments in certain definite lived assets of Alliance Boots. The Company's incremental amortization expense associated with the Alliance Boots investment was approximately $4 million and $14 million for the three and six month periods ended February 28, 2015, respectively. The Company's incremental amortization expense associated with the Alliance Boots investment was approximately $10 million and $20 million for the three and six month periods ended February 28, 2014, respectively. The incremental amortization expense has been recorded as a reduction in equity earnings from Alliance Boots for all periods prior to closing of the Second Step Transaction on December 31, 2014.

The Second Step Transaction closed on December 31, 2014. (See Note 1, Organization, and Note 2, Basis of Presentation.) In connection with this transaction as required by ASC Topic 805, Business Combinations, the Company recorded a non-cash gain of $706 million resulting from the remeasurement of the previously held equity interest in Alliance Boots at its acquisition date fair value. The non-cash gain includes $80 million of foreign currency translation gains and losses reclassified from accumulated other comprehensive income. This gain is preliminary and may be subject to change as the Company finalizes purchase accounting.

Other Equity Method Investments
Other equity method investments primarily relate to equity method investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company's pharmaceutical wholesale investments in China. Also included are additional investments in pharmaceutical wholesaling and distribution, retail pharmacy and our hearing care operator, an equity method investment received through the sale of the Take Care Employer business in fiscal 2014 and joint ventures associated with the Company's infusion and respiratory businesses. The Second Step Transaction resulted in the Company acquiring stakes in various equity method investments held by Alliance Boots. These newly acquired investments are included with the equity investments of the Company within other noncurrent assets on the Consolidated Condensed Balance Sheets. The Company reported $8 million of equity earnings in equity method investments for the three and six month periods ended February 28, 2015, respectively. Equity earnings from the historical Walgreens equity method investments for the three and six month periods ended February 28, 2014, respectively were immaterial. The Company's share of equity income is reported as post tax earnings from equity method investments, in the Consolidated Condensed Statements of Earnings.

Summarized Financial Information
Summarized financial information for the Company's equity method investees is as follows:

Balance Sheet (in millions)
	February 28, 2015(1)	August 31, 2014(1)
Current assets	$4,674	$9,074
Noncurrent assets	625	22,363
Current liabilities	4,067	9,372
Noncurrent liabilities	253	10,608
Shareholders' equity (2)	979	11,457

Income Statement (in millions)
	Three Months Ended February 28,		Six Months Ended February 28,
	2015(3)	2014(3)	2015(3)	2014(3)

Net sales	$5,317	$9,688	$14,978	$19,100
Gross Profit	979	2,083	3,168	4,055
Net Income	246	324	743	771
Share of income from equity method investments(3)	109	136	323	330

(1) Net assets in foreign equity method investments are translated at their respective February 28, 2015 and August 31, 2014 spot rates.
(2) Shareholders' equity at February 28, 2015 and August 31, 2014 includes $151 million and $283 million respectively, related to noncontrolling interests.
(3) Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method upon completion of the Second Step Transaction on December 31, 2014. Earnings for the three and six month periods ended February 28, 2015 reflect incremental acquisition-related amortization expense of $4 million ($3 million net of tax) and $14 million ($8 million net of tax), respectively.  Incremental acquisition-related amortization expense for the three and six month periods ended February 28, 2014 were $10 million ($8 million net of tax) and $20 million ($16 million net of tax), respectively. Earnings in foreign equity method investments are translated at their respective average exchange rates.

6. Available-for-Sale Investments
Walgreens, Alliance Boots and AmerisourceBergen entered into a Framework Agreement dated as of March 18, 2013, pursuant to which Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7 percent of the then fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described within Note 10, Financial Instruments) in open market transactions.

In conjunction with its long-term relationship with AmerisourceBergen, Walgreens acquired shares of AmerisourceBergen through open market transactions totaling $140 million and $430 million, respectively, during the three and six months ended February 28, 2014. As of February 28, 2015, the Company held 11.5 million shares, approximately 5.2% of AmerisourceBergen's outstanding common stock at a total fair value of $1.2 billion. The Company's cumulative cost basis of common shares acquired was $717 million at February 28, 2015.

Pursuant to ASC Topic 320, Investments – Debt and Equity Securities, the Company has deemed the investment in AmerisourceBergen shares an available-for-sale investment reported at fair value and included it within other non-current assets in the Consolidated Condensed Balance Sheets. As an available-for-sale investment, changes in the fair value are recorded through other comprehensive income. The value of the investment is recorded at the closing price of AmerisourceBergen common stock as of the balance sheet date.

A summary of the cost and fair value of available-for-sale securities, with gross unrealized gains and losses, is as follows (in millions):

	February 28, 2015
	Cost	Unrealized gains	Foreign Exchange losses	Unrealized losses	Fair value
AmerisourceBergen common stock	$717	$461	$-	$-	$1,178
Other investments	75	6	(4)	-	77
Total available-for-sale investments	$792	$467	$(4)	$-	$1,255

	August 31, 2014
	Cost	Unrealized gains	Foreign Exchange losses	Unrealized losses	Fair value
AmerisourceBergen common stock	$717	$170	$-	$-	$887
Total available-for-sale investments	$717	$170	$-	$-	$887

For the three and six month periods ended February 28, 2015 and 2014, there were no sales of available-for-sale investments.

The Company has $77 million of other available-for-sale investments classified within other current assets in the Consolidated Condensed Balance Sheets at February 28, 2015.

7. Acquisitions
Alliance Boots
The Second Step Transaction closed on December 31, 2014, resulting in the acquisition by the Company of 55% of the issued and outstanding share capital of Alliance Boots, increasing its interest to 100%. (See Note 1, Organization, and Note 2, Basis of Presentation.) The Company previously accounted for its 45% interest in Alliance Boots as an equity method investment. As a result of the Second Step Transaction, the Company significantly expanded its operations to include pharmacy-led health and beauty retailing and pharmaceutical wholesaling and distribution businesses in major international markets.

As a result of the closing of the Second Step Transaction, the Company increased its interest in WBAD, a 50/50 joint venture between Walgreens and Alliance Boots, to 100%. Because Walgreens held, prior to the Second Step Transaction, a 50% direct interest and an additional indirect interest in WBAD through its 45% ownership of Alliance Boots, the financial results of WBAD were fully consolidated into the Walgreens consolidated financial statements with the remaining 27.5% effective interest being recorded as a noncontrolling interest. The acquisition of the 27.5% noncontrolling interest has been accounted for as an equity transaction with no gain or loss recorded in the statement of earnings under ASC Topic 805, Business Combinations. On January 1, 2015, WBAD Holdings Limited sold 320 common shares of WBAD, representing approximately 5% of the equity interests in WBAD, to Alliance Healthcare Italia Distribuzione S.p.A. ("AHID"), which is not a member of the Company's consolidated group. Under certain circumstances, AHID has the right to put, and WBAD Holdings Limited has the right to call, the 320 common shares of WBAD currently owned by AHID for a purchase price of $100,000.

The total purchase price of the Second Step Transaction of $15.9 billion included £3.133 billion in cash (approximately $4.9 billion at the December 31, 2014 spot rate of $1.56 to £1.00) and 144.3 million of the Company's common shares at a fair value of $11.0 billion (based on the December 30, 2014 closing market price of $76.05). Of the total purchase price, $13.3 billion was preliminarily allocated to acquire the 55% ownership interest in Alliance Boots and $2.6 billion was preliminarily allocated to acquire the noncontrolling interest in WBAD. The purchase price attributed to the acquisition of the noncontrolling interest in WBAD was determined based on the relative fair value of Alliance Boots and WBAD, respectively.

The preliminary impact of the equity transaction is as follows (in millions):

Amount
Consideration attributable to WBAD	$2,569
Less: Carrying value of the Company's pre-existing noncontrolling interest	130
Impact to additional paid in capital	$2,439

As of February 28, 2015, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and therefore the purchase price allocation for Alliance Boots and WBAD has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in material changes. These changes will primarily relate to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified. The following table summarizes the consideration paid to acquire the remaining 55% interest in Alliance Boots and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the Second Step Transaction (in millions).

Consideration paid
Cash	$4,874
Common stock	10,977
Total consideration transferred	15,851
Less: consideration attributed to WBAD	(2,569)
13,282
Fair value of the investment in Alliance Boots held before the Second Step Transaction	8,290
Total consideration	$21,572

Identifiable assets acquired and liabilities assumed including noncontrolling interests
Cash and cash equivalents	$413
Accounts receivable	3,805
Inventories	3,713
Other current assets	902
Property, plant and equipment	3,774
Intangible assets	11,461
Other non-current assets	1,760
Trade accounts payable, accrued expenses and other liabilities	(7,722)
Borrowings	(8,999)
Deferred income taxes	(2,437)
Other non-current liabilities	(456)
Noncontrolling interests	(198)
Total identifiable net assets and noncontrolling interests	6,016
Goodwill	$15,556

As a result of the Company acquiring the remaining 55% interest in Alliance Boots, the Company's previously held 45% interest was remeasured to fair value, resulting in a gain of $706 million. This gain has been recognized as Gain on previously held equity interest in the Consolidated Condensed Statements of Earnings. This gain is preliminary and may be subject to change as the Company finalizes purchase accounting.

The fair value of the previously held equity interest of $8.3 billion in Alliance Boots was determined using the Income Approach methodology.  The fair value measurement of the previously held equity interest is based on significant inputs not observable in the market, and thus represents Level 3 measurements. The fair value estimates for the previously held equity interest are based on (a) projected discounted cash flows, (b) historical and projected financial information, and (c) synergies including cost savings, as relevant, that market participants would consider when estimating the fair value of the previously held equity interest in Alliance Boots. The fair value for trade names and trademarks was determined using the relief from royalty method of the income approach; pharmacy licenses and customer relationships used the excess earnings method of the income approach; and loyalty card holders used the incremental cash flow method which is a form of the income approach. Personal property fair values were determined primarily using the indirect cost approach. While real property fair values were determined using the income, market and/or cost approach.

The preliminary identified definite and indefinite lived intangible assets were as follows:

Definite-Lived Intangible Assets	Weighted-Average Useful Life (in years)	Amount (in millions)
Customer relationships	12	$1,676
Loyalty card holders	12	723
Trade names and trademarks	15	544
Favorable lease interests	3	55
Total		$2,998

Indefinite-Lived Intangible Assets	Amount (in millions)
Trade names and trademarks	$6,192
Pharmacy licenses	2,271
Total	$8,463

The preliminary goodwill of $15.6 billion arising from the Second Step Transaction consists of expected purchasing synergies, operating efficiencies by benchmarking performance and applying best practices across the combined company, consolidation of operations, reductions in selling, general and administrative expenses and combining workforces. The Company determined that the preliminary goodwill should be allocated across all segments because each segment will benefit from synergies related to the acquisition that will increase each segment’s overall profitability. The Company determined that $4.7 billion of preliminary goodwill arising from synergies was directly attributable to the Retail Pharmacy USA segment. The Company also allocated $3.6 billion of preliminary goodwill from the acquisition to the Retail Pharmacy USA segment based on a with and without analysis whereby the difference between the fair value of a segment before the acquisition and its fair value after the acquisition represents the amount of goodwill assigned to that segment. Of the remaining preliminary goodwill, $3.8 billion was allocated to the Retail Pharmacy International segment and $3.5 billion was allocated to the Pharmaceutical Wholesale segment. The allocation of the goodwill to the individual reporting units within the respective segments has not been completed. Substantially all of the goodwill recognized is not expected to be deductible for income tax purposes.

The Company incurred legal and other professional services costs related to the Second Step Transaction, which were included in selling, general and administrative expenses, of $59 million and $83 million for the three and six month periods ended February 28, 2015.

The preliminary fair value of the assets acquired includes inventory having an estimated fair value of $3.7 billion. This fair value includes a $106 million "step-up" adjustment to capitalize the estimated profit in acquired finished goods inventory as of the date of the Second Step Transaction, all of which was expensed to cost of sales during the three and six months ended February 28, 2015 over the first inventory turn.

The following table presents supplemental unaudited condensed pro forma consolidated statements of earnings for 2015 and 2014 as if the Second Step Transaction had occurred on September 1, 2013, the first day of the Company's fiscal 2014. As described in Note 3, Change in Accounting Policy, the information has been presented without a lag. The unaudited condensed pro forma statements reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing, transaction costs and the related income tax effects. The unaudited condensed pro forma statements do not include any anticipated synergies which may be achievable subsequent to the date of the Second Step Transaction. The unaudited condensed pro forma statements also exclude certain non-recurring items such as the gain on Walgreens previously held 45% investment in Alliance Boots and other transaction related costs. Accordingly, the unaudited condensed pro forma results have been prepared for comparative purposes only and are not intended to be indicative of what the Company's results would have been had the Second Step Transaction occurred at the beginning of the periods presented or the results which may occur in the future.

	Pro forma Three months ended February 28,		Pro forma Six months ended February 28,
	2015	2014	2015	2014
(in millions, except per share amounts)
Net sales	$30,202	$29,276	$59,173	$56,999
Net earnings	1,253	966	2,621	1,973

Net earnings per common share:
Basic	$1.20	$0.88	$2.51	$1.80
Diluted	1.19	0.87	2.49	1.78

Actual results from Alliance Boots operations included in the Consolidated Condensed Statements of Earnings since December 31, 2014, the date of the Second Step Transaction, are as follows (in millions, except per share amounts):

	Three months ended February 28,	Six months ended February 28,
	2015	2015
(in millions, except per share amounts)
Net sales	$5,525	$5,525
Net earnings	330	330

Net earnings per common share:
Basic	$0.32	$0.33
Diluted	0.31	0.33

Other Acquisitions
The aggregate purchase price of all businesses, excluding Alliance Boots, net of cash received was $92 million for the six month period ended February 28, 2015. These acquisitions added $23 million to goodwill and $64 million to intangible assets, primarily pharmacy files. The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed. Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward. Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

8. Goodwill and Other Intangible Assets
Historically, Walgreens operations were within one reportable segment. As a result of the Second Step Transaction effective December 31, 2014, the Company realigned its reportable segments into the Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale segments (see Note 19, Segment Reporting). Goodwill added as a result of the Second Step Transaction has been preliminarily allocated to the Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale reportable segments.

Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Total
August 31, 2014	$2,359	$-	$-	$2,359
Acquisitions	8,311	3,747	3,521	15,579
Sale of business(1)	(706)	-	-	(706)
Other(2)	(3)	-	-	(3)
Currency translation adjustments	-	(99)	(86)	(185)
February 28, 2015	$9,961	$3,648	$3,435	$17,044

(1)	Represents Walgreens Infusion and Respiratory Services goodwill that has been reclassified as an asset held for sale. See Note 22, Subsequent Events for further details.
(2)	Other primarily represents immaterial purchase accounting adjustments for the Company's acquisitions.

As a result of the Second Step Transaction, the Company recorded $15.6 billion of goodwill and $11.5 billion of intangible assets in conjunction with the preliminary purchase accounting. See Note 7, Acquisitions for additional information regarding the transaction.

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	February 28, 2015	August 31, 2014
Gross Amortizable Intangible Assets
Purchased prescription files	$925	$1,079
Favorable lease interests	427	382
Purchasing and payer contracts	95	301
Non-compete agreements	154	151
Trade names and trademarks	735	191
Customer relationships	1,724	-
Loyalty card holders	716	-
Other amortizable intangible assets	4	4
Total gross amortizable intangible assets	4,780	2,108

Accumulated amortization
Purchased prescription files	471	474
Favorable lease interests	187	174
Purchasing and payer contracts	61	145
Non-compete agreements	82	70
Trade names and trademarks	84	69
Customer relationships	46	-
Loyalty card holders	10	-
Other amortizable intangible assets	1	4
Total accumulated amortization	942	936
Total amortizable intangible assets, net	$3,838	$1,172

Indefinite Lived Intangible Assets
Trade names and trademarks	$6,136	$8
Pharmacy licenses	2,251	-
Total indefinite lived intangible assets	$8,387	$8

Total intangible assets, net	$12,225	$1,180

The carrying amount of amortizable intangible assets and accumulated amortization included currency translation adjustments of $(129) million and $46 million, respectively, as of February 28, 2015.

The carrying amount of indefinite lived intangible assets included currency translation adjustments of $(76) million as of February 28, 2015.

Amortization expense for intangible assets was $209 million and $276 million for the three and six months ended February 28, 2015, respectively and $73 million and $143 million for the three and six months ended February 28, 2014, respectively.

Estimated annual amortization expense for intangible assets recorded at February 28, 2015 is as follows (in millions):

	2015	2016	2017	2018	2019
Estimated annual amortization expense:	$426	$465	$424	$388	$366

9. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt consist of the following (all amounts are presented in millions of U.S. dollars. Debt issuances are denominated in U.S. dollars, unless otherwise noted):

	February 28, 2015	August 31, 2014
Short-Term Borrowings(1)
Current portion of loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	$2	$8
1.000% unsecured notes due 2015	750	750
Other(2)	309	16
Total short-term borrowings	$1,061	$774

Long-Term Debt(1)
Unsecured variable rate notes due 2016	$750	$-
Unsecured Pound Sterling variable rate term loan due 2019	2,235	-
1.800% unsecured notes due 2017	999	999
1.750% unsecured notes due 2017	749	-
5.250% unsecured notes due 2019(3)	1,016	1,010
2.700% unsecured notes due 2019	1,248	-
2.875% unsecured Pound Sterling notes due 2020(4)	615	-
3.300% unsecured notes due 2021	1,247	-
3.100% unsecured notes due 2022	1,199	1,199
3.800% unsecured notes due 2024	1,995	-
3.600% unsecured Pound Sterling notes due 2025(4)	462	-
2.125% unsecured Euro notes due 2026(5)	837	-
4.500% unsecured notes due 2034	497	-
4.400% unsecured notes due 2042	496	496
4.800% unsecured notes due 2044	1,500	-
Loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	41	40
Other(6)	117	-
	16,003	3,744
Less: current maturities	2	8
Total long-term debt	$16,001	$3,736

(1)	All notes are presented net of unamortized discount, where applicable.
(2)	Other short-term borrowings represent a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various foreign currencies including $29 million of U.S. dollar equivalent bank overdrafts.
(3)	Also includes interest rate swap fair market value adjustments, see Note 11, Fair Value Measurements for additional fair value disclosures.
(4)	Pound Sterling denominated notes are translated at the February 28, 2015 spot rate of $1.54 to one British Pound Sterling.
(5)	Euro denominated notes are translated at the February 28, 2015 spot rate of $1.12 to one Euro.
(6)	Other long-term debt represents a mix of fixed and variable rate borrowings in various foreign currencies with various maturities.

Extinguishment of Debt Assumed in Second Step Transaction
As a result of the Second Step Transaction (see Note 7, Acquisitions), the Company assumed $9.0 billion of Alliance Boots existing debt. In January 2015, the Company repaid substantially all of the assumed debt with proceeds from the November 2014 debt issuances described below.

$8.0 Billion Note Issuance
On November 18, 2014, WBA received net proceeds (after deducting underwriting discounts and estimated offering expenses) of $7.9 billion from a public offering of notes with varying maturities and interest rates, the majority of which are fixed rate. The notes are unsecured, unsubordinated debt obligations of WBA and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA from time to time outstanding. The notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens as described below. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses, were $44 million. The fair value of the notes as of February 28, 2015 was $8.3 billion. Fair value for these notes was determined based upon quoted market prices.

The following table summarizes each tranche of notes issued:

Notes Issued (in millions)	Maturity Date	Interest Rate	Interest Payment Dates
$750	May 18, 2016	Variable; three-month U.S. dollar LIBOR, reset quarterly, plus 45 basis points	February 18, May 18, August 18, and November 18; commencing on February 18, 2015
750	November 17, 2017	Fixed 1.750%	May 17 and November 17; commencing on May 17, 2015
1,250	November 18, 2019	Fixed 2.700%	May 18 and November 18; commencing on May 18, 2015
1,250	November 18, 2021	Fixed 3.300%	May 18 and November 18; commencing on May 18, 2015
2,000	November 18, 2024	Fixed 3.800%	May 18 and November 18; commencing on May 18, 2015
500	November 18, 2034	Fixed 4.500%	May 18 and November 18; commencing on May 18, 2015
1,500	November 18, 2044	Fixed 4.800%	May 18 and November 18; commencing on May 18, 2015
$8,000

Walgreens Guarantee
The Walgreens guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens from time to time outstanding. The purpose of the guarantee is to protect the notes against structural subordination to certain indebtedness of Walgreens. The Walgreens guarantee will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged, if and when (i) the aggregate outstanding principal amount of Capital Markets Indebtedness (as defined), including the Existing Notes (as defined), and Commercial Bank Indebtedness (as defined), in each case, of Walgreens is less than $2.0 billion and (ii) Walgreens does not guarantee any Capital Markets Indebtedness (other than the notes or the Euro/Sterling Notes (as defined)) or Commercial Bank Indebtedness, in each case, of WBA. In addition, the Walgreens guarantee will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged, with respect to any series of outstanding notes, upon (i) repayment of such series of outstanding notes in full, (ii) the satisfaction and discharge of the indenture with respect to such series of outstanding notes or (iii) the defeasance or covenant defeasance of such series of outstanding notes in accordance with the terms of the indenture. Once released in accordance with its terms, the Walgreens guarantee will not subsequently be required to be reinstated.

Redemption Option
WBA may redeem (a) the notes due 2017, at any time in whole or from time to time in part, (b) the notes due 2019, at any time prior to October 18, 2019 in whole or from time to time prior to October 18, 2019 in part, (c) the notes due 2021, at any time prior to September 18, 2021 in whole or from time to time prior to September 18, 2021 in part, (d) the notes due 2024, at any time prior to August 18, 2024 in whole or from time to time prior to August 18, 2024 in part, (e) the notes due 2034, at any time prior to May 18, 2034 in whole or from time to time prior to May 18, 2034 in part, and (f) the notes due 2044, at any time prior to May 18, 2044 in whole or from time to time prior to May 18, 2044 in part, in each case, at WBA's option for the sum of accrued and unpaid interest plus a redemption price equal to the greater of:

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

In addition, at any time on or after October 18, 2019 with respect to the notes due 2019, September 18, 2021 with respect to the notes due 2021, August 18, 2024 with respect to the notes due 2024, May 18, 2034 with respect to the notes due 2034, or May 18, 2044 with respect to the notes due 2044, WBA may redeem some or all of the applicable series of fixed rate notes at its option, at a redemption price equal to 100% of the principal amount of the applicable fixed rate notes being redeemed, plus accrued and unpaid interest on the fixed rate notes being redeemed to, but excluding, the redemption date.

Change in Control
If WBA experiences a change of control triggering event, unless WBA has exercised its option to redeem the fixed rate notes or has defeased the notes as described in the indenture, WBA will be required to offer payment of cash equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest.

£700 Million and €750 Million Notes Issuance
On November 20, 2014, WBA issued three series of debt securities denominated in Euros and Pound Sterling in a public offering, each with varying maturities and interest rates. Interest on all notes is payable annually on November 20, commencing on November 20, 2015. The notes are unsecured, unsubordinated debt obligations of WBA and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA from time to time outstanding. The notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens as described below.  Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses, were $11 million. The fair value of the notes as of February 28, 2015 was $2.0 billion. Fair value for these notes was determined based upon quoted market prices.

The following table details each tranche of Euro and Pound Sterling notes issued:

Notes Issued (in millions)	Maturity Date	Interest Rate
Euro Notes:
€750	November 20, 2026	Fixed 2.125%

Pound Sterling Notes:
£400	November 20, 2020	Fixed 2.875%
300	November 20, 2025	Fixed 3.600%
£700

Walgreens Guarantee
The Walgreens guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens from time to time outstanding. The purpose of the guarantee is to protect the notes against structural subordination to certain indebtedness of Walgreens. The Walgreens guarantee will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged, if and when (i) the aggregate outstanding principal amount of Capital Markets Indebtedness (as defined), including the Existing Notes (as defined), and Commercial Bank Indebtedness (as defined), in each case, of Walgreens is less than $2.0 billion and (ii) Walgreens does not guarantee any Capital Markets Indebtedness (other than the notes or the U.S. Dollar Notes (as defined)) or Commercial Bank Indebtedness, in each case, of WBA. In addition, the Walgreens guarantee will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged, with respect to any series of outstanding notes, upon (i) repayment of such series of outstanding notes in full, (ii) the satisfaction and discharge of the indenture with respect to such series of outstanding notes or (iii) the defeasance or covenant defeasance of such series of outstanding notes in accordance with the terms of the indenture. Once released in accordance with its terms, the Walgreens guarantee will not subsequently be required to be reinstated.

Redemption Option
WBA may redeem (a) the Euro notes, at any time prior to August 20, 2026 in whole or from time to time prior to August 20, 2026 in part, (b) the Pound Sterling notes due 2020, at any time prior to October 20, 2020 in whole or from time to time prior to October 20, 2020 in part, and (c) the Pound Sterling notes due 2025, at any time prior to August 20, 2025 in whole or from time to time prior to August 20, 2025 in part, in each case, at WBA's option for the sum of accrued and unpaid interest plus at a redemption price equal to the greater of:

(1) 100% of the principal amount of the notes to be redeemed; and

(2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the redemption date), discounted to the redemption date on an annual basis at the applicable Comparable Government Bond Rate, (as defined in the applicable series of notes), plus 20 basis points for the Euro notes, 20 basis points for the Pound Sterling notes due 2020 and 20 basis points for Pound Sterling the notes due 2025.

In addition, at any time on or after August 20, 2026 with respect to the Euro notes, October 20, 2020 with respect to the Pound Sterling notes due 2020, or August 20, 2025 with respect to the Pound Sterling notes due 2025, WBA may redeem some or all of the applicable series of notes at its option, at a redemption price equal to 100% of the principal amount of the applicable notes to be redeemed, plus, in every case, accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date.

Change in Control
If WBA experiences a change of control triggering event, unless WBA has exercised its option to redeem the fixed rate notes or has defeased the notes as described in the indenture, WBA will be required to offer payment of cash equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest.

$4.0 Billion Note Issuance
On September 13, 2012, Walgreens obtained net proceeds from a public offering of $4.0 billion of notes with varying maturities and interest rates, the majority of which, at issuance, were fixed rate. The notes are unsecured senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness of Walgreens. On December 31, 2014, Walgreens Boots Alliance fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of WBA and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA. Total issuance costs relating to the notes, including underwriting discounts and fees, were $26 million.

The Company repaid the $550 million variable rate notes on their March 13, 2014 maturity date. Additionally, the Company repaid the $750 million 1.000% fixed rate notes on their March 13, 2015 maturity date.

The following table details each tranche of outstanding notes as of February 28, 2015:

Notes Issued (in millions)	Maturity Date	Interest Rate	Interest Payment Dates
$750	March 13, 2015	Fixed 1.000%	March 13 and September 13; commencing on March 13, 2013
1,000	September 15, 2017	Fixed 1.800%	March 15 and September 15; commencing on March 15, 2013
1,200	September 15, 2022	Fixed 3.100%	March 15 and September 15; commencing on March 15, 2013
500	September 15, 2042	Fixed 4.400%	March 15 and September 15; commencing on March 15, 2013
$3,450

The fair value of the notes as of February 28, 2015 and August 31, 2014 was $3.5 billion and $3.4 billion, respectively. Fair value for these notes was determined based upon quoted market prices.

Redemption Option and Change in Control
Walgreens may redeem the fixed rate notes at its option, at any time in whole, or from time to time in part, at a redemption price equal to the greater of: (a) 100% of the principal amount of the notes being redeemed; and (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the applicable series of notes), plus 12 basis points for the notes due 2015, 20 basis points for the notes due 2017, 22 basis points for the notes due 2022 and 25 basis points for the notes due 2042.  If a change of control triggering event occurs, Walgreens will be required, unless it has exercised its right to redeem the notes, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to the date of repurchase.

$1.0 Billion Note Issuance
On January 13, 2009, Walgreens issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of Walgreens. On December 31, 2014, WBA fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of WBA and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA. The notes are not convertible or exchangeable. Total issuance costs relating to this offering including underwriting discounts and fees, were $8 million. The fair value of the notes as of February 28, 2015 and August 31, 2014 was $1.1 billion and $1.1 billion, respectively. Fair value for these notes was determined based upon quoted market prices.

Redemption Option and Change in Control
Walgreens may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (a) 100% of the principal amount of the notes to be redeemed; or (b) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate (as defined in the applicable series of notes), plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption. If a change of control triggering event occurs, unless Walgreens has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.

Other Borrowings
The Company periodically borrows under its commercial paper program and may continue to borrow under it in future periods. There were no commercial paper borrowings outstanding at February 28, 2015 or 2014. The Company had average daily short-term borrowings of $4 million of commercial paper outstanding at a weighted average interest rate of 0.02% for the six months ended February 28, 2015. For the six month period ended February 28, 2014, the Company had average daily short-term borrowings of $14 million of commercial paper outstanding at a weighted average interest rate of 0.23%.

On November 10, 2014, WBA and Walgreens entered into a term loan credit agreement (the "Term Loan Agreement") which provides the ability to borrow up to £1.45 billion on an unsecured basis. As of February 28, 2015, the Company has borrowed £1.45 billion ($2.2 billion at the February 28, 2015 spot rate of $1.54 to £1) under the Term Loan Agreement. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on the Company's credit ratings.

On November 10, 2014, WBA and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the "Revolving Credit Agreement"), replacing prior Walgreens agreements dated July 20, 2011 and July 23, 2012. The new unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit.  On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at WBA's option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on the Company's credit ratings. The Company's ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants. The covenants require the Company to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments. Total upfront fees related to the Term Loan Agreement and Revolving Credit Agreement were $14 million. The Company pays a facility fee to the financing banks to keep these lines of credit active. At February 28, 2015, there were no borrowings or letters of credit issued against the revolving credit facility.

On December 19, 2014, WBA and Walgreens entered into a Revolving Credit Agreement (the "364-Day Credit Agreement") with the lenders party thereto. The 364-Day Credit Agreement is a 364-day unsecured, multicurrency revolving facility. The aggregate commitment of all lenders under the 364-Day Credit Agreement is $750 million. At February 28, 2015, there were no borrowings against the 364-Day Credit Agreement.

Walgreens as co-obligor guarantees the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Walgreens Boots Alliance under the Term Loan Agreement, the Revolving Credit Agreement, and the 364-Day Credit Agreement, which guarantee will remain in full force and effect until certain conditions are met.

10. Financial Instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.  As a result of the Second Step Transaction, the Company acquired all the derivative instruments held by Alliance Boots at their acquisition date fair values.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of February 28, 2015, excluding warrants which are presented separately in this footnote, were as follows (in millions):

	Notional(1)	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$1,000	$22	Other non-current assets
Derivatives designated as cash flow hedges:
Basis swap	71	6	Other current assets
Derivatives not designated as hedges:
Interest rate swaps	1,542	-	Other current assets
Interest rate caps	3,879	-	Other current assets
Foreign currency forwards	2,037	60	Other current assets
Foreign currency forwards	104	7	Other current liabilities

(1)	Amounts in U.S. dollar equivalents, where appropriate.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of August 31, 2014, excluding warrants which are presented separately in this footnote, are as follows (in millions):

	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$1,000	$16	Other non-current assets
Derivatives designated as cash flow hedges:
Forward interest rate swaps	1,500	44	Other non-current liabilities

The Company uses interest rate swaps to manage the interest rate exposure associated with some of its fixed-rate borrowings and designates them as fair value hedges. The Company uses forward starting interest rate swaps to hedge its interest rate exposure of some of its anticipated debt issuances and designates them as cash flow hedges.

The Company utilizes foreign currency forward contracts and other foreign currency derivatives to hedge significant committed and highly probable future transactions and cash flows denominated in currencies other than the functional currency of the Company or its subsidiaries. The Company has significant non-US dollar denominated net investments and uses foreign currency denominated financial instruments, specifically foreign currency derivatives and foreign currency denominated debt, to hedge its foreign currency risk.

Fair Value Hedges
The Company entered into a series of interest rate swaps, converting $750 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread and an interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread. All swap termination dates coincide with the notes maturity date, January 15, 2019. These swaps were designated as fair value hedges.

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk were recognized as follows (in millions):

	Location in Consolidated Condensed Statements of Earnings	Three Months Ended February 28,		Six Months Ended February 28,
		2015	2014	2015	2014
Interest rate swaps	Interest expense, net	$4	$(6)	$(6)	$(17)
Notes	Interest expense, net	(4)	6	6	18

The changes in fair value of the Company's debt that was swapped from fixed to variable rate and designated as fair value hedges are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 9, Short-Term Borrowings and Long-Term Debt). At February 28, 2015 and August 31, 2014, the cumulative fair value adjustments resulted in an increase in long-term debt of $18 million and $12 million, respectively. No material gains or losses were recorded from ineffectiveness during the three and six month periods ended February 28, 2015 or during the three and six month periods ended February 28, 2014.

Cash Flow Hedges
In fiscal 2014, the Company entered into a series of forward starting interest rate swap transactions locking in the then current three-month LIBOR interest rate on $1.5 billion of the then anticipated issuance of debt, with expected maturity tenures of 10 and 30 years. The swap transactions were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on the then forecasted debt due to changes in the benchmark interest rates. In November 2014, in conjunction with the issuance of the $2.0 billion notes maturing in fiscal 2024 and the $1.5 billion notes maturing in fiscal 2044, the Company terminated these forward starting interest rate swaps, locking in the effective yields on the related debt. Cash of $45 million was paid to settle the 10-year swap and cash of $18 million was paid to settle the 30-year swap in November 2014. The changes in fair value of the swaps until their termination were included in other comprehensive income, and any ineffectiveness was recorded directly to interest expense in the Consolidated Condensed Statements of Earnings. The cumulative changes included in other comprehensive income will be amortized into earnings in the same periods during which interest expense on the identified debt is recognized.

As a result of the Second Step Transaction, the Company assumed $9.0 billion of Alliance Boots existing debt, a portion of which was hedged using interest rate swaps and interest rate caps. In January 2015, the Company repaid substantially all of the assumed debt and simultaneously terminated swaps converting £1.0 billion of outstanding debt from floating to fixed rates with no material gain or loss recognized. At February 28, 2015, £1.0 billion of floating to fixed rate swaps with no material fair value remain outstanding. The swaps mature in July 2015 and are not designated as hedging instruments. Interest rate caps with notional principal amounts of £1.5 billion and €2.0 billion to protect the Company from rising interest rates on the corresponding amounts of assumed Alliance Boots existing debt were in place on completion of the Second Step Transaction. In January 2015, interest rate caps with an aggregate notional principal of €600 million were terminated with no material gain or loss recognized. The remaining caps mature in July 2015, have no material fair value and are not designated as hedging instruments.

There were no material gains and losses due to the change in fair value of derivatives designated as cash flow hedges recognized in other comprehensive income during the three and six month periods ended February 28, 2015 and 2014.

In addition, the Company acquired a basis swap held by Alliance Boots which is designated as a hedge of future contracted interest payments on Unidades de Fomento ("UF") denominated bonds in Chile. The basis swap matures in May 2015.

No portion of the derivatives designated as cash flow hedges was excluded from hedge assessment. No material gains or losses were recorded in earnings from ineffectiveness during the three and six month periods ended February 28, 2015 or during the three and six month periods ended February 28, 2014.

Derivatives not Designated as Hedges
The Company enters into derivative transactions that are not designated as accounting hedges.  These derivative instruments are economic hedges of interest rate and foreign currency risks. The gains and losses due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

	Location in Consolidated Condensed Statements of Earnings	Three Months Ended February 28, 2015	Six Months Ended February 28, 2015
Interest rate swaps	Interest expense, net	$(1)	$(1)
Foreign currency forwards	Selling, general and administrative expense	$(28)	$(28)
Second Step Transaction foreign currency forwards	Other income (expense)	$(70)	$(166)

Warrants
As discussed in Note 2, Basis of Presentation, the Company holds (a) a warrant to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017. The warrants issued to Alliance Boots were acquired by the Company as part of the Second Step Transaction.

The Company reports its warrants at fair value. The fair value and balance sheet presentation of warrants was as follows (in millions):

	Location in Consolidated Condensed Balance Sheets	February 28, 2015	August 31, 2014
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$2,231	$553

The gains and losses due to changes in fair value of the warrants recognized in earnings were as follows (in millions):

	Location in Consolidated Condensed Statements of Earnings	Three Months Ended February 28,		Six Months Ended February 28,
		2015	2014	2015	2014
Warrants	Other income (expense)	$559	$(64)	$849	$156

Derivatives Credit Risk
Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of counterparty nonperformance, and the Company regularly monitors the credit worthiness of each counterparty.

Derivatives Offsetting
The Company does not offset the fair value amounts of derivative instruments subject to master netting agreements in the Consolidated Condensed Balance Sheets.

11. Fair Value Measurements
The Company measures certain assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In addition, it establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2015	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$206	$206	$-	$-
Money market funds (2)	1,881	1,881	-	-
Available-for-sale investments (3)	1,255	1,255	-	-
Interest rate swaps (4)	22	-	22	-
Basis swap	6	-	6	-
Foreign currency forwards (5)	60	-	60	-
Warrants (6)	2,231	-	2,231	-
Liabilities:
Foreign currency forwards (5)	7	-	7	-

	August 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds (2)	$1,879	$1,879	$-	$-
Available-for-sale investments (3)	887	887	-	-
Interest rate swaps (4)	16	-	16	-
Warrants (5)	553	-	553	-
Liabilities:
Forward interest rate swaps (7)	44	-	44	-

(1)	Restricted cash consists of deposits restricted under agency agreements and cash restricted by law and other obligations.
(2)	Money market funds are valued at the closing price reported by the fund sponsor.
(3)	Fair values of quoted investments are based on current bid prices as of the balance sheet dates. See Note 6, Available-for-Sale Investments for additional disclosures.
(4)	The fair value of interest rate swaps is calculated by discounting the estimated cash flows received and paid based on the applicable observable yield curves. See Note 10, Financial Instruments for additional disclosures.
(5)	The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.
(6)	Warrants were valued using a Monte Carlo simulation. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen's common stock; AmerisourceBergen's common stock price at the valuation date; AmerisourceBergen's equity volatility; the number of shares of AmerisourceBergen's common stock outstanding; the number of AmerisourceBergen employee stock options and the exercise price; and the details specific to the warrants.
(7)	Forward interest rate swaps were valued using three-month LIBOR rates. See Note 10, Financial Instruments for additional disclosures.

There were no transfers between levels for the three and six months ended February 28, 2015 and February 28, 2014.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company's debt in the footnotes to the consolidated financial statements.  Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as Level 1. See Note 9, Short-Term Borrowings and Long-Term Debt for further details. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

12. Commitments and Contingencies
The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company's business, including the matters described below. Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. Gain contingencies, if any, are recognized when they are realized. The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company believes that its defenses and assertions in pending legal proceedings have merit, and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company's consolidated financial position. However, substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.

On a quarterly basis, the Company assesses its liabilities and contingencies for outstanding legal proceedings and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is probable that a loss will be incurred and that the amount of such loss can be reasonably estimated. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts reserved due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company's consolidated financial statements in a future fiscal period. Management's assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company which are not presently known. Adverse rulings or determinations by judges, juries, governmental authorities or other parties could also result in changes to management's assessment of current liabilities and contingencies. Accordingly, the ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved.

On June 11, 2013, the Company entered into a Settlement and Memorandum of Agreement (the "Agreement") with the United States Department of Justice and the United States Drug Enforcement Administration ("DEA") that settled and resolved all administrative and civil matters arising out of DEA's previously-disclosed concerns relating to the Company's distribution and dispensing of controlled substances. Under the terms of the Agreement, the Company paid an $80 million settlement amount, surrendered its DEA registrations for six pharmacies in Florida until May 26, 2014, and for its Jupiter, Florida distribution center until September 13, 2014, and agreed to implement certain remedial actions. In addition, the Company dismissed with prejudice its petition with the United States Court of Appeals for the District of Columbia Circuit that challenged certain enforcement authority of the DEA. On July 31, 2013 and August 13, 2013, putative shareholders filed derivative actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors and Walgreen Co. as a nominal defendant (collectively, the "defendants"), arising out of the Company's June 2013 settlement with the DEA described above. The actions assert claims for breach of fiduciary duty on the grounds that the directors allegedly should have prevented the events that led to the settlement. The plaintiffs filed an amended consolidated complaint on October 4, 2013, pursuant to which they sought damages and other relief on behalf of the Company. The defendants filed their motion to dismiss on December 3, 2013.  Subsequent thereto, the plaintiffs filed an opposition brief on February 7, 2014 and the defendants filed their reply brief on March 10, 2014. In June 2014, the parties executed a settlement term sheet reflecting an agreement in principle to settle this matter, subject to, among other things, the execution of final settlement documentation and court approval. On September 11, 2014, the defendants, denying all wrongdoing and liability, entered into a Stipulation and Agreement of Settlement whereby the Company agreed to certain corporate governance measures and the payment of up to $3.5 million for plaintiffs' counsel fees and costs in exchange for a complete release of all claims against all defendants. The Court entered a final order approving the Stipulation and Agreement of Settlement on December 16, 2014. The settlement of this matter did not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

On December 5 and 12, 2014, putative shareholders filed class actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors, Walgreen Co., and Walgreens Boots Alliance, Inc. arising out of the Company's definitive proxy statement/prospectus filed with the SEC in connection with the special meeting of Walgreens shareholders on December 29, 2014. The actions assert claims that the definitive proxy statement/prospectus was false or misleading in various respects. On December 23, 2014, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Walgreens entered into a memorandum of understanding with the plaintiffs in both actions, pursuant to which Walgreens made certain supplemental disclosures. The proposed settlement is subject to, among other things, court approval.

On December 29, 2014, a putative shareholder filed a derivative action in federal court in the Northern District of Illinois against certain current and former directors and officers of Walgreen Co., and Walgreen Co. as a nominal defendant, arising out of certain public statements the Company made regarding its fiscal 2016 goals. The action asserts claims for breach of fiduciary duty, waste and unjust enrichment. The defendants plan to file a motion to dismiss.

13. Stock Compensation Plans
The Walgreen Co. Omnibus Incentive Plan (the "Omnibus Plan") which became effective in fiscal 2013, provides for incentive compensation to the Company's non-employee directors, officers and employees, and consolidates into a single plan several previously existing equity compensation plans. A total of 60.4 million shares became available for delivery under the Omnibus Plan.

In connection with the Reorganization, the Omnibus Plan was assumed by the Company and each Walgreens stock option, restricted stock unit award, performance share award, deferred stock unit award, and common stock converted automatically into an award with respect to the number of shares of common stock of the Company on a one-for-one basis. The Company's awards continue to be subject to the same terms and conditions as those that were applicable to such award immediately prior to their conversion. The Company did not record any incremental compensation expense related to the conversion.

The Company granted 15,458 and 4,117,968 stock options under the Omnibus Plan for the three and six month periods ended February 28, 2015, respectively, compared to 149,684 and 6,534,762 stock options granted under the Omnibus Plan in the same three and six month periods ended last year. Stock-based compensation expense, which includes stock option, restricted stock unit, and performance share grants, was $34 million for the three month and $65 million for the six month periods ended February 28, 2015, compared to $31 million and $52 million for the same periods last year. Compensation expense for any individual quarter may not be representative of compensation expense for the entire fiscal year. Stock options granted in the current fiscal year had a weighted-average grant-date fair value of $14.64 using weighted average volatility, dividend yield and expected option life assumptions of 25.51%, 1.79% and 6.68 years, respectively, using the Black Scholes option pricing model. In accordance with ASC Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier. The recognized retiree eligible income recorded in the three and six month periods ended February 28, 2015, was $3 million and $2 million respectively, compared to expense of $5 million and $8 million for the same periods in the prior year.

The Company granted 227,220 and 1,132,171 restricted stock units under the Omnibus Plan for the three and six month periods ended February 28, 2015, respectively, compared to 30,122 and 641,009 restricted stock units granted under the Omnibus Plan in the same three and six month periods last year. Restricted stock units granted in the current fiscal year had a weighted average grant date stock price of $74.61. Dividends issued under the program, paid in the form of additional restricted stock units, totaled 16,886 units for the three months and 37,421 units for the six months ended February 28, 2015 versus 19,159 units and 40,457 units in the same periods last year. The Company also granted 3,688 and 484,011 performance shares under the Omnibus Plan for the three month and six month periods ended February 28, 2015 versus 5,807 and 702,939 performance shares in the same periods last year. Performance shares granted in the current fiscal year had a weighted average grant date stock price of $66.82. In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for restricted stock unit awards and on a straight line basis over a three year performance period, based on performance targets, for performance share awards. For the three and six month periods ended February 28, 2015, the Company recognized $28 million and $47 million, of expense related to these plans, respectively. In the same periods last year, the Company recognized $16 million and $26 million of expense, respectively.

The intrinsic value for options exercised was $153 million for the three month and $226 million for the six month periods ended February 28, 2015, respectively. The total fair value of options vested were $1 million for the three month and $51 million for the six month periods ended February 28, 2015, respectively.

Cash received from the exercise of options was $132 million for the three months and $226 million for the six months ended February 28, 2015, respectively. The related tax benefit realized was $58 million for the three months and $85 million for the six months ended February 28, 2015, respectively.

14. Retirement Benefits
The Company sponsors several retirement plans, including defined benefit plans, defined contribution plans and a postretirement health plan. Pursuant to the Second Step Transaction, the Company assumed a number of retirement benefit plans in the UK and other countries. The Company valued the assumed pension assets and liabilities on the acquisition date and will use an August 31 measurement date for its pension plans.

Defined Benefit Pension Plans (non-US plans)
The principal defined benefit pension plan is the Boots Pension Plan covering certain employees in the United Kingdom (the "Boots Plan"). The Boots Plan is a funded final salary defined benefit plan providing pensions and death benefits to members. The Boots Plan was closed to future accrual effective July 1, 2010 with pensions calculated based on salaries up until that date. The Boots Plan is governed by a trustee board, which is independent of the Company. The plan is subject to a full funding actuarial valuation on a triennial basis. The Company also has two smaller defined benefit plans in the UK, both of which were closed to future accruals effective July 1, 2010. Other defined benefit pension plans include several smaller plans in Germany, France and Guernsey.

The obligation related to the Company's pension plans was acquired as a result of the Second Step Transaction. The pension costs presented for 2015 represent the costs for the period from December 31, 2014 through February 28, 2015. Prior to December 31, 2014, Alliance Boots was accounted for as an equity method investee and as such, pension costs were included for fiscal 2014 and fiscal 2015 prior to the date of the Second Step Transaction within Equity earnings in Alliance Boots.

Components of net periodic pension cost for the defined benefit pension plans (in millions):

	Three and Six Months Ended February 28, 2015
	Boots Pension Plan	Other Pension Plans
Service cost	$-	$1
Interest cost	52	1
Expected return on plan assets	(43)	-
Settlements	-	1
Total net periodic pension cost	$9	$3

The Company made cash contributions to its defined benefit pension plans of $85 million from the date of the Second Step Transaction to February 28, 2015 which primarily related to committed deficit funding payments triggered by the Second Step Transaction. The Company plans to contribute an additional $65 million to its defined benefit pension plans in fiscal 2015.

Defined Contribution Plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company's contribution, which has historically related to adjusted FIFO earnings before interest and taxes and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors. The profit-sharing provision was a benefit of $21 million for the three months and expense of $54 million for the six months ended February 28, 2015, respectively compared to expense of $85 million and $165 million in the same periods last year. The benefit in the current period was due to a change in the discretionary portion of the profit sharing calculation.

The Company also assumed a contract based defined contribution arrangement known as the Alliance Boots Retirement Savings Plan, to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings from the date of the Second Step Transaction through February 28, 2015 was $22 million.

Postretirement Healthcare Plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

Components of net periodic benefit cost for the postretirement health benefit plan (in millions):

	Postretirement Health Benefit Plan
	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Service cost	$2	$2	5	$4
Interest cost	4	4	8	8
Amortization of actuarial loss	5	3	10	6
Amortization of prior service cost	(6)	(6)	(12)	(11)
Total postretirement benefit cost	$5	$3	11	$7

15. Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. Outstanding options to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation totaled 3,437,516 and 6,347,469 at February 28, 2015 and 2014, respectively. Anti-dilutive shares excluded from the year to date earnings per share calculation were 4,957,390 and 4,343,079 in fiscal 2015 and 2014, respectively.

16. Depreciation and Amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Depreciation expense	$311	$258	$567	$520
Intangible asset and other amortization	196	73	259	143
Total depreciation and amortization expense	$507	$331	$826	$663

As discussed in Note 7, Acquisitions, the Company completed the acquisition of remaining 55% interest in Alliance Boots on December 31, 2014, as a result of which the financial results of Alliance Boots were fully consolidated into the results of the Company. The Company previously accounted for its 45% interest in Alliance Boots as an equity method investment. The total depreciation and amortization expense of the Company for the three and six month periods ended February 28, 2015 include the depreciation and amortization expense relating to the preliminary acquisition date fair values of Alliance Boots assets effective as of the date of the Second Step Transaction including all $106 million of inventory step-up amortization.

17. Supplemental Cash Flow Disclosures
As a result of the Second Step Transaction the Company had the following non-cash transactions in the six month period ended February 28, 2015: $9.0 billion for debt assumed; $11.0 billion for the Company’s common stock issued; $2.6 billion of consideration attributable to WBAD; $8.3 billion related to the fair value of the Company’s 45% investment in Alliance Boots; $25.8 billion in fair value of assets acquired; and $19.8 billion in fair value of liabilities and noncontrolling interests assumed. Significant non-cash transactions for the six month period ended February 28, 2014 included $282 million for additional capital lease obligations.

Cash interest paid for the six month period ended February 28, 2015 was $90 million compared to $67 million in the same period in the prior year. Cash paid for income taxes was $553 million and $674 million in the six months ended February 28, 2015 and 2014, respectively.

18. Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three and six month periods ended February 28, 2015 and 2014 (in millions):
	Post- retirement Liability	Unrecognized Gains on Available-for- Sale Investments	Unrealized Loss on Cash Flow Hedges	Share of Alliance Boots OCI	Cumulative Translation Adjustments	Total
Balance at November 30, 2014	$14	$206	$(39)	$(92)	$(35)	$54
Other comprehensive income (loss) before reclassification adjustments	(8)	140	2	(89)	(358)	(313)
Amounts reclassified from accumulated OCI	-	-	(1)	230	80	309
Tax benefit (provision)	-	(50)	(1)	(49)	(18)	(118)
Net other comprehensive income (loss)	$(8)	$90	$-	$92	$(296)	$(122)
Balance at February 28, 2015	$6	$296	$(39)	$-	$(331)	$(68)

	Post-retirement Liability	Unrecognized Gains on Available-for- Sale Investments	Unrealized Loss on Cash Flow Hedges	Share of Alliance Boots OCI	Cumulative Translation Adjustments	Total
Balance at August 31, 2014	$15	$107	$(27)	$(113)	$154	$136
Other comprehensive income (loss) before reclassification adjustments	(10)	297	(18)	(57)	(648)	(436)
Amounts reclassified from accumulated OCI	-	-	(1)	230	80	309
Tax benefit (provision)	1	(108)	7	(60)	83	(77)
Net other comprehensive income (loss)	$(9)	$189	$(12)	$113	$(485)	$(204)
Balance at February 28, 2015	$6	$296	$(39)	$-	$(331)	$(68)

	Post-retirement Liability	Unrecognized Gains on Available-for- Sale Investments	Unrealized Loss on Cash Flow Hedges	Share of Alliance Boots OCI	Cumulative Translation Adjustments	Total
Balance at November 30, 2013	$71	$85	$-	$(132)	$104	$128
Other comprehensive income (loss) before reclassification adjustments	(3)	(27)	-	(30)	156	96
Tax benefit (provision)	1	(22)	-	11	(40)	(50)
Net other comprehensive income (loss)	$(2)	$(49)	$-	$(19)	$116	$46
Balance at February 28, 2014	$69	$36	$-	$(151)	$220	$174

	Post-retirement Liability	Unrecognized Gains on Available-for- Sale Investments	Unrealized Loss on Cash Flow Hedges	Share of Alliance Boots OCI	Cumulative Translation Adjustments	Total
Balance at August 31, 2013	$63	$1	$-	$(95)	$(61)	$(92)
Other comprehensive income (loss) before reclassification adjustments	9	57	-	(86)	407	387
Tax benefit (provision)	(3)	(22)	-	30	(126)	(121)
Net other comprehensive income (loss)	$6	$35	$-	$(56)	$281	$266
Balance at February 28, 2014	$69	$36	$-	$(151)	$220	$174

19. Segment Reporting
Prior to December 31, 2014, the Company's operations were within one reportable segment. As a result of the closing of the Second Step Transaction on December 31, 2014, (see Note 1, Organization, and Note 2, Basis of Presentation), the Company has realigned its operations into three reportable segments: Retail Pharmacy USA, Retail Pharmacy International, and Pharmaceutical Wholesale. The reportable segments have been identified based on the financial data utilized by the Company's Acting Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company's reportable segments. The chief operating decision maker uses operating income to assess segment profitability.

•	The Retail Pharmacy USA segment consists of the legacy Walgreens business, which includes the operation of retail drugstores and convenient care clinics, in addition to providing specialty and infusion and respiratory pharmacy services. Revenues for the segment are principally derived from the sale of prescription drugs and a wide assortment of general merchandise, including non-prescription drugs, beauty products, photo finishing, seasonal merchandise, greeting cards and convenience foods.

•	The Retail Pharmacy International segment consists primarily of the legacy Alliance Boots pharmacy-led health and beauty stores, optical practices, and related contract manufacturing operations. Stores are located in the UK, Mexico, Chile, Thailand, Norway, Republic of Ireland, The Netherlands and Lithuania. Revenues for the segment are principally derived from the sale of prescription drugs and retail health, beauty, toiletries and other consumer products.

•	The Pharmaceutical Wholesale segment consists of the legacy Alliance Boots pharmaceutical wholesaling and distribution businesses. Wholesale operations are located in France, UK, Germany, Turkey, Spain, Russia, The Netherlands, Egypt, Norway, Romania, Czech Republic and Lithuania. Revenues for the segment are principally derived from wholesaling and distribution of a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, health and beauty products, home healthcare supplies and equipment, and related services to pharmacies and other healthcare providers.

The accounting policies of the segments are in accordance with Note 2, Basis of Presentation.

The results of operations for each reportable segment include synergy benefits, including WBAD operations and an allocation of corporate-related overhead costs. The "Eliminations and Unallocated Items" column contains corporate-related items not allocable to the reportable segments, as the information is not utilized by the chief operating decision maker to assess segment performance and allocate resources.

The segment information for the three and six month periods ended February 28, 2015 reflects the operating results of the Company's new business segments. The Company began recording revenue and expense transactions using the new segments effective January 1, 2015. Beginning January 1, 2015, synergy benefits including WBAD operations have been allocated to the Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale segments on a "source of procurement benefit" basis. Under this method, the synergy benefits are allocated to the segment whose purchase gave rise to the benefit. A synergy arising on the purchase of an item for use in an entity in the Retail Pharmacy USA segment is recognized in the Retail Pharmacy USA segment and similarly for the Retail Pharmacy International and Pharmaceutical Wholesale segments. Procurement service income related to third parties is recognized in the Pharmaceutical Wholesale segment. Corporate costs have been allocated to segments based on their respective gross profit as compared to the combined company.

The Company has determined that it is impracticable to restate segment information for the three and six month periods ended February 28, 2014 as well as to provide disclosures under both the old basis and new basis of reporting for certain items. Specifically, WBAD operations historically have been recorded in the Retail Pharmacy USA segment and not restated as it is impracticable to separate the information to the individual reportable segments. Equity earnings from Alliance Boots prior to the completion of the Second Step Transaction have been recorded within the Retail Pharmacy USA segment. The equity earnings of the 45% interest in Alliance Boots have not been separated into the Retail Pharmacy International and Pharmaceutical Wholesale segments for the prior periods as it is impracticable. Additionally, comparative information has not been restated to reflect the 45% equity interest in Alliance Boots.

The following table reflects results of operations of the Company's reportable segments (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Three Months Ended February 28, 2015
Sales to external customers	$21,048	$2,017	$3,508	$-	$26,573
Intersegment sales	-	30	357	(387)	-
Total Sales	21,048	2,047	3,865	(387)	26,573
Cost of sales	15,302	1,294	3,478	(383)	19,691
Gross Profit	5,746	753	387	(4)	6,882
Selling, general and administrative expenses	4,555	745	306	-	5,606
Equity earnings in Alliance Boots	101	-	-	-	101
Operating Income	$1,292	$8	$81	$(4)	$1,377

Three Months Ended February 28, 2014
Sales to external customers	$19,605	$-	$-	$-	$19,605
Intersegment sales	-	-	-	-	-
Total Sales	19,605	-	-	-	19,605
Cost of sales	13,955	-	-	-	13,995
Gross Profit	5,650	-	-	-	5,650
Selling, general and administrative expenses	4,569	-	-	-	4,569
Equity earnings in Alliance Boots	136	-	-	-	136
Operating Income	$1,217	$-	$-	$-	$1,217

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Six Months Ended February 28, 2015
Sales to external customers	$40,602	$2,017	$3,508	$-	$46,127
Intersegment sales	-	30	357	(387)	-
Total Sales	40,602	2,047	3,865	(387)	46,127
Cost of sales	29,560	1,294	3,478	(383)	33,949
Gross Profit	11,042	753	387	(4)	12,178
Selling, general and administrative expenses	9,011	745	306	-	10,062
Equity earnings in Alliance Boots	315	-	-	-	315
Operating Income	$2,346	$8	$81	$(4)	$2,431

Six Months Ended February 28, 2014
Sales to external customers	$37,934	$-	$-	$-	$37,934
Intersegment sales	-	-	-	-	-
Total Sales	37,934	-	-	-	37,934
Cost of sales	27,132	-	-	-	27,132
Gross Profit	10,802	-	-	-	10,802
Selling, general and administrative expenses	8,948	-	-	-	8,948
Equity earnings in Alliance Boots	330	-	-	-	330
Operating Income	$2,184	$-	$-	$-	$2,184

Total assets:
February 28, 2015	$77,466	$22,131	$13,706	$(41,946)	$71,357
August 31, 2014	44,275	-	-	(7,005)	37,270

The following table reconciles the operating income from each reportable segment to earnings before interest and income tax provision (in millions):

	For the Three Months Ended		For the Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Operating income:
Retail Pharmacy USA	$1,292	$1,217	$2,346	$2,184
Retail Pharmacy International	8	-	8	-
Pharmaceutical Wholesale	81	-	81	-
Eliminations/Other	(4)	-	(4)	-
Gain on previously held equity interest	706	-	706	-
Other (expense) income	504	(59)	703	166
Earnings Before Interest and Tax provision (EBIT)	$2,587	$1,158	$3,840	$2,350

20. Recent Accounting Pronouncements
In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-17, Pushdown Accounting.  This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014. The adoption did not have a material impact on the Company's results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is expected to be effective for annual periods beginning after December 15, 2017 (fiscal 2019) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (fiscal 2016). Early adoption is permitted provided the disposal was not previously disclosed. This update will not have a material impact on the Company's reported results of operations and financial position. The impact is non-cash in nature and will not affect the Company's cash position.

21. Supplemental Guarantor Condensed Consolidating Financial Information
The notes listed below are unsecured, unsubordinated debt obligations of WBA ("Parent Company") and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA from time to time outstanding. The notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens, a 100% owned subsidiary ("Guarantor Subsidiary"). Additionally, on December 31, 2014, WBA fully and unconditionally guaranteed the outstanding notes issued by Walgreens on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of WBA and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA.

The Walgreens guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens from time to time outstanding. The purpose of the guarantee is to protect the notes against structural subordination to certain indebtedness of Walgreens. The Walgreens guarantee will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged, if and when (i) the aggregate outstanding principal amount of Capital Markets Indebtedness (as defined), including the Existing Notes (as defined), and Commercial Bank Indebtedness (as defined), in each case, of Walgreens is less than $2.0 billion and (ii) Walgreens does not guarantee any Capital Markets Indebtedness (other than the notes or the Euro/Sterling Notes (as defined)) or Commercial Bank Indebtedness, in each case, of WBA. In addition, the Walgreens guarantee will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged, with respect to any series of outstanding notes, upon (i) repayment of such series of outstanding notes in full, (ii) the satisfaction and discharge of the indenture with respect to such series of outstanding notes or (iii) the defeasance or covenant defeasance of such series of outstanding notes in accordance with the terms of the indenture. Once released in accordance with its terms, the Walgreens guarantee will not subsequently be required to be reinstated.

Notes Issued (in millions)	Maturity Date	Interest Rate
$750	May 18, 2016	Variable; three-month U.S. dollar LIBOR, reset quarterly, plus 45 basis points
750	November 17, 2017	Fixed 1.750%
1,250	November 18, 2019	Fixed 2.700%
1,250	November 18, 2021	Fixed 3.300%
2,000	November 18, 2024	Fixed 3.800%
500	November 18, 2034	Fixed 4.500%
1,500	November 18, 2044	Fixed 4.800%
$8,000

Notes Issued (in millions)	Maturity Date	Interest Rate
Euro Notes:
€750	November 20, 2026	Fixed 2.125%

Pound Sterling Notes:
£400	November 20, 2020	Fixed 2.875%
300	November 20, 2025	Fixed 3.600%
£700

The condensed consolidating financial information of the Guarantor Subsidiary is presented below.

This condensed consolidating financial information presents intercompany investments using the equity method. Under this method, investments are recorded at cost and adjusted for the ownership share of a subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes. There are no significant restrictions on the ability of the Guarantor Subsidiary to make distributions to the Company. The condensed consolidating financial information of the Guarantor Subsidiary should be read in connection with the Company's consolidated financial statements and related notes of which this note is an integral part.

STATEMENT OF EARNINGS
(UNAUDITED)
(In millions)

	Three Months Ended February 28, 2015
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated

Net sales	$14,379	$12,545	$-	$(351)	$26,573

Cost of sales	9,949	10,033	-	(291)	19,691
Gross Profit	4,430	2,512	-	(60)	6,882

Selling, general and administrative expenses	4,596	1,117	(47)	(60)	5,606
Equity earnings in Alliance Boots	-	101	-	-	101
Operating Income (loss)	(166)	1,496	47	-	1,377

Gain on previously held equity interest	-	706	-	-	706
Other income (expense)	(69)	575	(2)	-	504
Earnings (loss) before Interest and Tax Provision	(235)	2,777	45	-	2,587

Interest expense, net	106	6	32	-	144
Earnings (loss) Before Income Tax Provision	(341)	2,771	13	-	2,443
Income tax provision	(171)	557	5	-	391
Post tax earnings from equity method investments	-	8	-	-	8
Equity in income of subsidiaries	2,222	-	2,052	(4,274)	-
Net Earnings (loss)	2,052	2,222	2,060	(4,274)	2,060
Net earnings attributable to noncontrolling interests	-	18	-	-	18
Net Earnings (loss) Attributable to Walgreens Boots Alliance, Inc.	$2,052	$2,204	$2,060	$(4,274)	$2,042

STATEMENT OF EARNINGS
(UNAUDITED)
(In millions)

	Three Months Ended February 28, 2014
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated

Net sales	$13,364	$6,363	$-	$(122)	$19,605

Cost of sales	9,027	4,985	-	(57)	13,955
Gross Profit	4,337	1,378	-	(65)	5,650

Selling, general and administrative expenses	4,095	539	-	(65)	4,569
Equity earnings in Alliance Boots	-	136	-	-	136
Operating Income	242	975	-	-	1,217

Gain on previously held equity interest	-	-	-	-	-
Other income (expense)	-	(59)	-	-	(59)
Earnings Before Interest and Tax Provision	242	916	-	-	1,158

Interest expense, net	45	(8)	-	-	37
Earnings Before Income Tax Provision	197	924	-	-	1,121
Income tax provision	69	322	-	-	391
Equity in income of subsidiaries	602	-	-	(602)	-
Net Earnings (loss)	730	602	-	(602)	730
Net earnings attributable to noncontrolling interests	-	14	-	-	14
Net Earnings (loss) Attributable to Walgreens Boots Alliance, Inc.	$730	$588	$-	$(602)	$716

STATEMENT OF EARNINGS
(UNAUDITED)
(In millions)

	Six Months Ended February 28, 2015
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated

Net sales	$27,702	$19,168	$-	$(743)	$46,127

Cost of sales	19,160	15,416	-	(627)	33,949
Gross Profit	8,542	3,752	-	(116)	12,178

Selling, general and administrative expenses	8,608	1,617	(47)	(116)	10,062
Equity earnings in Alliance Boots	-	315	-	-	315
Operating Income (loss)	(66)	2,450	47	-	2,431

Gain on previously held equity interest	-	706	-	-	706
Other income (expense)	(166)	871	(2)	-	703
Earnings (loss) Before Interest and Tax Provision	(232)	4,027	45	-	3,840

Interest expense, net	153	-	46	-	199
Earnings (loss) Before Income Tax Provision	(385)	4,027	(1)	-	3,641
Income tax provision	(190)	902	-	-	712
Post tax earnings from equity method investments	-	8	-	-	8
Equity in income of subsidiaries	3,133	-	2,938	(6,071)	-
Net Earnings (loss)	2,938	3,133	2,937	(6,071)	2,937
Net earnings attributable to noncontrolling interests	-	45	-	-	45
Net Earnings (loss) Attributable to Walgreens Boots Alliance, Inc.	$2,938	$3,088	$2,937	$(6,071)	$2,892

STATEMENT OF EARNINGS
(UNAUDITED)
(In millions)

	Six Months Ended February 28, 2014
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated

Net sales	$25,872	$12,278	$-	$(216)	$37,934

Cost of sales	17,599	9,632	-	(99)	27,132
Gross Profit	8,273	2,646	-	(117)	10,802

Selling, general and administrative expenses	7,753	1,312	-	(117)	8,948
Equity earnings in Alliance Boots	-	330	-	-	330
Operating Income (loss)	520	1,664	-	-	2,184

Gain on previously held equity interest	-	-	-	-	-
Other income (expense)	-	166	-	-	166
Earnings Before Interest and Tax Provision	520	1,830	-	-	2,350

Interest expense, net	90	(12)	-	-	78
Earnings Before Income Tax Provision	430	1,842	-	-	2,272
Income tax provision	163	647	-	-	810
Equity in income of subsidiaries	1,195	-	-	(1,195)	-
Net Earnings (loss)	1,462	1,195	-	(1,195)	1,462
Net earnings attributable to noncontrolling interests	-	23	-	-	23
Net Earnings (loss) Attributable to Walgreens Boots Alliance, Inc.	$1,462	$1,172	$-	$(1,195)	$1,439

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended February 28, 2015
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Comprehensive Income

Net Earnings (loss)	$2,052	$2,222	$2,060	$(4,274)	$2,060

Other comprehensive income (loss), net of tax:
Postretirement liability	(1)	(7)	-	-	(8)
Unrealized gain (loss) on cash flow hedges	-	(1)	1	-	-
Changes in unrecognized gain (loss) on available-for-sale investments	-	90	-	-	90
Share of other comprehensive income (loss) of Alliance Boots	-	92	-	-	92
Currency translation adjustments	-	(301)	-	-	(301)
Other Comprehensive Income (loss) of subsidiaries	(127)	-	(128)	255	-
Total Other Comprehensive Income (loss)	(128)	(127)	(127)	255	(127)
Total Comprehensive Income (loss)	1,924	2,095	1,933	(4,019)	1,933

Comprehensive income attributable to noncontrolling interests	-	13	-	-	13
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$1,924	$2,082	$1,933	$(4,019)	$1,920

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Six Months Ended February 28, 2015
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Comprehensive Income

Net Earnings (loss)	$2,938	$3,133	$2,937	$(6,071)	$2,937

Other comprehensive income (loss), net of tax:
Postretirement liability	(2)	(7)	-	-	(9)
Unrealized gain (loss) on cash flow hedges	27	(1)	(38)	-	(12)
Changes in unrecognized gain (loss) on available-for-sale investments	-	189	-	-	189
Share of other comprehensive income (loss) of Alliance Boots	-	113	-	-	113
Currency translation adjustments	-	(490)	-	-	(490)
Other Comprehensive Income (loss) of subsidiaries	(196)	-	(171)	367	-
Total Other Comprehensive Income (Loss)	(171)	(196)	(209)	367	(209)
Total Comprehensive Income (loss)	2,767	2,937	2,728	(5,704)	2,728

Comprehensive income attributable to noncontrolling interests	-	40	-	-	40
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$2,767	$2,897	$2,728	$(5,704)	$2,688

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended February 28, 2014
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Comprehensive Income

Net Earnings (loss)	$730	$602	$-	$(602)	$730

Other comprehensive income (loss), net of tax:
Postretirement liability	(2)	-	-	-	(2)
Unrealized gain (loss) on cash flow hedges	-	-	-	-	-
Changes in unrecognized gain (loss) on available-for-sale investments	-	(49)	-	-	(49)
Share of other comprehensive income (loss) of Alliance Boots	-	(19)	-	-	(19)
Currency translation adjustments	-	116	-	-	116
Other Comprehensive Income (loss) of subsidiaries	48	-	-	(48)	-
Total Other Comprehensive Income (loss)	46	48	-	(48)	46
Total Comprehensive Income (loss)	776	650	-	(650)	776

Comprehensive income attributable to noncontrolling interests	-	14	-	-	14
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$776	$636	$-	$(650)	$762

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Six Months Ended February 28, 2014
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Comprehensive Income

Net Earnings (loss)	$1,462	$1,195	$-	$(1,195)	$1,462

Other comprehensive income (loss), net of tax:
Postretirement liability	6	-	-	-	6
Unrealized gain (loss) on cash flow hedges	-	-	-	-	-
Changes in unrecognized gain (loss) on available-for-sale investments	-	35	-	-	35
Share of other comprehensive income (loss) of Alliance Boots	-	(56)	-	-	(56)
Currency translation adjustments	-	281	-	-	281
Other Comprehensive Income (loss) of subsidiaries	260	-	-	(260)	-
Total Other Comprehensive Income (loss)	266	260	-	(260)	266
Total Comprehensive Income (loss)	1,728	1,455	-	(1,455)	1,728

Comprehensive income attributable to noncontrolling interests	-	23	-	-	23
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$1,728	$1,432	$-	$(1,455)	$1,705

CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	February 28, 2015
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1,840	$1,165	$-	$-	$3,005
Accounts receivable, net	2,027	4,990	-	-	7,017
Inventories	4,396	4,983	-	-	9,379
Current intercompany loan receivable	12,930	26,428	20,720	(60,078)	-
Other current assets	533	1,005	11	(235)	1,314
Total Current Assets	21,726	38,571	20,731	(60,313)	20,715
Non-Current Assets:
Property, plant and equipment, at cost, less accumulated depreciation and amortization	6,500	9,146	-	-	15,646
Equity investment in Alliance Boots	-	-	-	-	-
Goodwill	8,382	8,662	-	-	17,044
Intangible assets	286	11,939	-	-	12,225
Other non-current assets	162	5,561	4	-	5,727
Non-current intercompany loan receivable	-	3,725	19,113	(22,838)	-
Investment in subsidiaries	32,379	-	27,039	(59,418)	-
Total Non-Current Assets	47,709	39,033	46,156	(82,256)	50,642
Total Assets	$69,435	$77,604	$66,887	$(142,569)	$71,357

Liabilities & Equity
Current Liabilities:
Short-term borrowings	$757	$304	$-	$-	$1,061
Trade accounts payable	4,355	5,938	-	-	10,293
Current intercompany loan payable	12,258	24,604	23,216	(60,078)	-
Accrued expenses and other liabilities	2,508	2,153	479	-	5,140
Income taxes	-	225	206	(235)	196
Total Current Liabilities	19,878	33,224	23,901	(60,313)	16,690
Non-Current Liabilities:
Long-term debt	3,737	128	12,136	-	16,001
Deferred income taxes	283	3,406	-	-	3,689
Non-current intercompany loan payable	15,983	6,855	-	(22,838)	-
Other non-current liabilities	2,515	1,400	36	-	3,951
Total Non-Current Liabilities	22,518	11,789	12,172	(22,838)	23,641

Equity:
Total Walgreens Boots Alliance, Inc. Shareholders' Equity	27,039	32,379	30,814	(59,418)	30,814
Noncontrolling interests	-	212	-	-	212
Total Equity	27,039	32,591	30,814	(59,418)	31,026
Total Liabilities & Equity	$69,435	$77,604	$66,887	$(142,569)	$71,357

CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	August 31, 2014
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,224	$422	$-	$-	$2,646
Accounts receivable, net	1,860	1,358	-	-	3,218
Inventories	4,301	1,755	-	-	6,076
Current intercompany loan receivable	6,755	8,277	-	(15,032)	-
Other current assets	176	141	-	(15)	302
Total Current Assets	15,316	11,973	-	(15,047)	12,242
Non-Current Assets:
Property, plant and equipment, at cost, less accumulated depreciation and amortization	6,932	5,325	-	-	12,257
Equity investment in Alliance Boots	-	7,336	-	-	7,336
Goodwill	343	2,016	-	-	2,359
Intangible assets	417	763	-	-	1,180
Other non-current assets	252	1,644	-	-	1,896
Non-current intercompany loan receivable	-	3,560	-	(3,560)	-
Investment in subsidiaries	23,250	-	-	(23,250)	-
Total Non-Current Assets	31,194	20,644	-	(26,810)	25,028
Total Assets	$46,510	$32,617	$-	$(41,857)	$37,270

Liabilities & Equity
Current Liabilities:
Short-term borrowings	$766	$8	$-	$-	$774
Trade accounts payable	3,850	465	-	-	4,315
Current intercompany loan payable	8,277	6,755	-	(15,032)	-
Accrued expenses and other liabilities	3,044	657	-	-	3,701
Income taxes	-	120	-	(15)	105
Total Current Liabilities	15,937	8,005	-	(15,047)	8,895
Non-Current Liabilities:
Long-term debt	3,726	10	-	-	3,736
Deferred income taxes	404	676	-	-	1,080
Non-current intercompany loan payable	3,560	-	-	(3,560)	-
Other non-current liabilities	2,370	572	-	-	2,942
Total Non-Current Liabilities	10,060	1,258	-	(3,560)	7,758

Equity:
Total Walgreens Boots Alliance, Inc. Shareholders' Equity	20,513	23,250	-	(23,250)	20,513
Noncontrolling interests	-	104	-	-	104
Total Equity	20,513	23,354	-	(23,250)	20,617
Total Liabilities & Equity	$46,510	$32,617	$-	$(41,857)	$37,270

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended February 28, 2015
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Cash Flows from Operating Activities	$1,011	$1,254	$72	$-	$2,337
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(302)	(341)	-	-	(643)
Proceeds from sale of assets	121	458	-	-	579
Return of restricted cash	-	74	-	-	74
Alliance Boots acquisition, net of cash received	-	-	(4,461)	-	(4,461)
Other business and intangible asset acquisitions, net of cash received	(27)	(65)	-	-	(92)
Purchases of short-term investments held to maturity	-	(29)	-	-	(29)
Proceeds from short-term investments held to maturity	-	29	-	-	29
Investment in AmerisourceBergen	-	-	-	-	-
Other	(165)	-	-	-	(165)
Net cash used for investing activities	(373)	126	(4,461)	-	(4,708)
Cash Flows from Financing Activities:
Payments of short-term borrowings	-	(324)	(6)	-	(330)
Proceeds from issuance of long-term debt	-	-	12,279	-	12,279
Payments of long-term debt	-	(7,817)	-	-	(7,817)
Stock purchases	(500)	-	(94)	-	(594)
Proceeds related to employee stock plans	154	-	139	-	293
Cash dividends paid	(642)	-	-	-	(642)
Intra-company financing activities, net	(36)	7,817	(7,781)	-	-
Other	2	(286)	(76)	-	(360)
Net cash (used for) provided by financing activities	(1,022)	(610)	4,461	-	2,829

Effect of exchange rate changes on cash and cash equivalents	-	(27)	(72)	-	(99)

Changes in Cash and Cash Equivalents:
Net (decrease) increase in cash and cash equivalents	(384)	743	-	-	359
Cash and cash equivalents at beginning of period	2,224	422	-	-	2,646
Cash and cash equivalents at end of period	$1,840	$1,165	$-	$-	$3,005

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended February 28, 2014
	Guarantor/ Issuer Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Cash Flows from Operating Activities	$471	$766	$-	$-	$1,237
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(342)	(301)	-	52	(591)
Proceeds from sale of assets	201	60	-	(52)	209
Proceeds from sale of business	-	-	-	-	-
Business and intangible asset acquisitions, net of cash received	(254)	(43)	-	-	(297)
Purchases of short-term investments held to maturity	-	(34)	-	-	(34)
Proceeds from short-term investments held to maturity	-	34	-	-	34
Investment in AmerisourceBergen	-	(430)	-	-	(430)
Other	-	(59)	-	-	(59)
Net cash used for investing activities	(395)	(773)	-	-	(1,168)
Cash Flows from Financing Activities:
Stock purchases	(205)	-	-	-	(205)
Proceeds related to employee stock plans	416	-	-	-	416
Cash dividends paid	(597)	-	-	-	(597)
Other	(12)	-	-	-	(12)
Net cash (used for) provided by financing activities	(398)	-	-	-	(398)
Changes in Cash and Cash Equivalents:
Net (decrease) increase in cash and cash equivalents	(322)	(7)	-	-	(329)
Cash and cash equivalents at beginning of period	1,771	335	-	-	2,106
Cash and cash equivalents at end of period	$1,449	$328	$-	$-	$1,777

22. Subsequent Events
On January 20, 2015, Walgreen Co., announced that it had signed a definitive agreement with Madison Dearborn Partners ("MDP"), under which MDP would acquire a majority interest in Walgreens Infusion Services. The transaction closed on April 7, 2015. Walgreens Infusion Services became a new independent, privately-held company. MDP owns a majority interest in the new company. WBA owns a significant minority interest and has representatives on the company's board of directors. At February 28, 2015, the Company had approximately $300 million (primarily accounts receivable and inventory) classified as current assets held for sale, approximately $900 million (primarily goodwill and intangible assets) classified as long-term assets available for sale and approximately $100 million classified as current liabilities held for sale all related to Walgreens Infusion Services operations.

On April 8, 2015, the Company's Board of Directors approved a plan to implement a new restructuring program (the "restructuring program") as part of an initiative to reduce costs and increase operating efficiencies. The restructuring program implements and builds on the planned three-year, $1.0 billion cost-reduction initiative previously announced by Walgreen Co. on August 6, 2014 and includes a number of elements designed to help the Company to achieve profitable growth through increased cost efficiencies. The Company has identified additional opportunities for cost savings that increase the total expected cost savings of the restructuring program by $500 million to a projected $1.5 billion by the end of fiscal 2017. Significant areas of focus include plans to close approximately 200 stores across the USA; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the restructuring program focus primarily on the Company's Retail Pharmacy USA division, and are expected to be substantially completed by the end of fiscal 2017.

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of between $1.6 billion and $1.8 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. The Company expects to incur pre-tax charges of between $525 million and $600 million for real estate costs, including lease obligations (net of estimated sublease income), between $650 million and $725 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs, and between $425 million and $475 million for employee severance and other business transition and exit costs. The Company estimates that approximately 60% of the cumulative pre-tax charges will result in future cash expenditures, primarily related to lease and other real estate payments and employee separation costs.

As the program is implemented, the restructuring charges will be recognized as the costs are incurred over time in accordance with GAAP.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Walgreen Co. Form 10-K, as amended, for the year ended August 31, 2014.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" below.  References herein to the "Company", "we", "us", or "our" refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization (as defined below) on December 31, 2014 and, prior to that time, to its predecessor Walgreen Co. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

INTRODUCTION
On December 31, 2014, Walgreens Boots Alliance, Inc. ("WBA" or "Walgreens Boots Alliance") became the successor of Walgreen Co. ("Walgreens") pursuant to a merger to effect a reorganization of Walgreen Co. into a holding company structure (the "Reorganization") with Walgreens Boots Alliance becoming the parent holding company. Pursuant to the Reorganization, Walgreens became a wholly owned subsidiary of Walgreens Boots Alliance, a newly-formed Delaware corporation, and each issued and outstanding share of Walgreens common stock, par value $0.078125, converted on a one-to-one basis into Walgreens Boots Alliance common stock, par value $0.01.

On December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition of the remaining 55% of Alliance Boots GmbH ("Alliance Boots") that Walgreens did not previously own (the "Second Step Transaction," and, together with the Reorganization, the "Transactions") in exchange for £3.133 billion in cash and 144,333,468 shares of WBA common stock pursuant to the Purchase and Option Agreement dated June 18, 2012, as amended (the "Purchase and Option Agreement"). Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method immediately upon completion of the Second Step Transaction. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The consolidated financial statements (and other data, such as prescriptions filled) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods after the closing of the Reorganization on December 31, 2014.

Walgreens Boots Alliance is the first global pharmacy-led health, and wellbeing enterprise. Our purpose is to help people across the world lead healthier and happier lives.

Together with our equity method investments:

•	we have a presence in over 25 countries and are the largest retail pharmacy, health and daily living destination in the U.S. and Europe
•	we are a global leader in pharmacy-led health and wellbeing retail with more than 13,100 stores in 11 countries
•	we are one of the largest global pharmaceutical wholesale and distribution networks with more than 350 distribution centers delivering to more than 200,000 pharmacies, doctors, health centers and hospitals each year in 19 countries
•	we are one of the world's largest purchasers of prescription drugs and other health and wellbeing products
•	we employ more than 370,000 employees, of which more than 100,000 are healthcare providers.

Our portfolio of retail and business brands includes Walgreens, Duane Reade, Boots and Alliance Healthcare, as well as increasingly global health and beauty product brands, including No7 and Botanics. Our brands portfolio is enhanced by our in-house new product research and development and manufacturing capabilities.

We also seek to further drive innovative ways to address global health and wellness challenges. We are well positioned to expand customer offerings in existing markets and become the health and wellbeing partner of choice in emerging markets.

SEGMENTS
Historically, Walgreens operations were within one reportable segment.  Following the completion of the Reorganization and the Second Step Transaction on December 31, 2014, we organized our operations to reflect our new structure.  Our operations are now organized into three divisions, which are also our reportable segments:

•	Retail Pharmacy USA;
•	Retail Pharmacy International; and
•	Pharmaceutical Wholesale.

Retail Pharmacy USA
Our Retail Pharmacy USA division operated 8,232 drugstores in 50 states, the District of Colombia, Puerto Rico and the US Virgin Islands at February 28, 2015, forming the largest drugstore chain in the USA. The Retail Pharmacy USA division's principal retail pharmacy brands are Walgreens and Duane Reade. As of August 31, 2014, approximately 76% of the population of the U.S. lived within five miles of a Walgreens drugstore.

We sell prescription drugs and a wide assortment of general merchandise, including non-prescription drugs, beauty products, photofinishing, seasonal merchandise, greeting cards and convenience foods. We provide customers with convenient, omni-channel access to consumer goods and services, pharmacy, and health and wellness services in communities across America. We offer our products and services through drugstores, as well as through mail, telephone and online. We also provide specialty pharmacy, home infusion and respiratory services and operate retail clinics. We have recently signed a definitive agreement with Madison Dearborn Partners ("MDP") to sell a majority interest Walgreens Infusion Services. The transaction closed on April 7, 2015. Walgreens Infusion Services became a new independent, privately-held company. MDP owns a majority interest in the new company. WBA owns a significant minority interest and has representatives on the company's board of directors.

Our websites receive an average of approximately 60 million visits per month. Integrated with our e-commerce platform, the Walgreens mobile application allows customers to refill prescriptions through scan technology, receive text messages alerting when a refill is due and other retail functionality, such as photo and shopping features.

Our services help improve health outcomes for patients and manage costs for payers including employers, managed care organizations, health systems, pharmacy benefit managers and the public sector. Our stores sell branded and own brand general merchandise. In addition, Walgreens Take Care Health Systems subsidiary is a manager of in-store convenient care clinics (Healthcare Clinic), with more than 400 locations throughout the USA.

The components of the segment's sales for the year ended August 31, 2014 were 64% pharmacy and 36% retail.

Overall, we filled approximately 699 million prescriptions (including immunizations) in fiscal 2014. Adjusted to 30-day equivalents, prescriptions filled were 856 million in fiscal 2014. Third party sales, where reimbursement is received from managed care organizations, governmental agencies and private insurance, were 96.5% of fiscal 2014 prescription sales.

We utilize our retail network as a channel to provide health and wellness services to our customers and patients, as illustrated by our ability to play a significant role in providing flu vaccines and other immunizations.

We have more than 73,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

Our loyalty program, Balance® Rewards, is designed to reward our most valuable customers and encourage shopping in stores and online and allows customers the opportunity to earn points for purchasing select merchandise, in addition to receiving special pricing on select products when shopping with a rewards card. Customers have the ability to instantly redeem rewards at our stores or through Walgreens.com. We had 85 million active members as of February 28, 2015. An active member is defined as someone who has used their card in the last six months.

AmerisourceBergen Corporation ("AmerisourceBergen") began to supply and distribute all branded pharmaceutical products that we historically sourced from distributors and suppliers, effective September 1, 2013. In calendar year 2014, AmerisourceBergen began to supply and distribute increasingly significant levels of generic pharmaceutical products that in the past we self-distributed. At August 31, 2014, the transition to AmerisourceBergen was substantially complete.

Our sales, gross profit margin and gross profit dollars are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic drugs are introduced to the market. In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs. The positive impact on gross profit margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a "generic conversion". In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can vary, which can have a significant impact on our sales, gross profit margins and gross profit dollars. Because any number of factors outside of our control or ability to foresee can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods. In fiscal 2014 and the through the second quarter of fiscal 2015, we experienced cost increases on a subset of generic drugs that historically experience deflation, some of which were significant. We expect this generic inflation to continue throughout the remainder of fiscal 2015.

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control healthcare costs, and the expansion of healthcare insurance coverage under the Patient Protection and Affordable Care Act (the "ACA"). The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula ("AMP") for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.  State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP. We continuously face reimbursement pressure from pharmacy benefit management ("PBM") companies, health maintenance organizations, managed care organizations and other commercial third party payers; our agreements with these payers are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. We experienced lower reimbursement rates in the first six months of fiscal 2015, as compared to the same period last year.

We anticipate new generic introductions to increase on a year over year basis in fiscal 2015.  The current environment of our pharmacy business also includes ongoing generic inflation, reimbursement pressure, and a shift in pharmacy mix toward 90-day at retail.  Our 90-day at retail offering is typically at a lower margin than comparable 30-day prescriptions, but provides us the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription.  In addition, because we decided to accept lower reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs, our Medicare Part D reimbursement rates will decrease in calendar year 2015.  We expect that these factors will have an adverse impact on gross profit dollar growth in our pharmacy business in fiscal 2015.

Retail Pharmacy International
Our Retail Pharmacy International division (excluding equity method investments) has pharmacy-led health and beauty retail businesses in eight countries, each focused on helping people look and feel their best. We operate 4,559 retail stores, and have grown our online presence significantly in recent years. In Europe, we are a market leader. Our principal retail brands are Boots in the UK, Thailand, Norway, the Republic of Ireland and The Netherlands, and Benavides in Mexico and Ahumada in Chile.

As of February 28, 2015, retail stores by country are as follows:

Country	Retail Stores
United Kingdom	2,511
Mexico	1,019
Chile	444
Thailand	255
Norway	157
Republic of Ireland	80
The Netherlands	67
Lithuania	26
Total	4,559

Our retail stores are conveniently located and our pharmacists are well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities we serve.

The Boots omni-channel offering is differentiated from that of competitors due to the product brands we own, such as No7, Boots Pharmaceuticals, Botanics and Soap & Glory and 'only at Boots' exclusive products, together with our long established reputation for trust and customer care. Our brands portfolio is enhanced by our in-house product research and development and manufacturing capabilities.

In addition, Boots in the UK is one of the leaders in the optical market, with 633 practices, of which 180 operated on a franchise basis at February 28, 2015. Approximately 30% of practices are located in Boots stores with the balance being standalone optical practices.

The components of the segment's sales are Pharmacy (being the retail sale of prescription drugs and provision of services) and Retail (being the sale of healthcare products including non-prescription drugs, beauty, toiletries and general merchandise). For the months of January and February 2015, Pharmacy and Retail sales represented 38% and 62% of total segment sales, respectively. The segment's sales are subject to the influence of seasonality, particularly the Christmas selling period. This seasonality will affect the segment's proportion of sales between Retail and Pharmacy during certain periods.

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of February 28, 2015, the number of active Boots Advantage Card members totaled 16 million. An active member is defined as someone who has used their card in the last six months.

Pharmaceutical Wholesale
Our Pharmaceutical Wholesale division (excluding equity method investments), which mainly operates under the Alliance Healthcare brand, supplies medicines, other healthcare products and related services to more than 140,000 pharmacies, doctors, health centers and hospitals each year from 299 distribution centers in 12 countries as of February 28, 2015.

Our wholesale businesses seek to provide high core service levels to pharmacists in terms of frequency of delivery, product availability, delivery accuracy, timeliness and reliability at competitive prices. We also offer customers innovative added-value services to help pharmacists develop their own businesses. This includes membership of Alphega Pharmacy, our pan-European network for independent pharmacies, which at February 28, 2015 had over 6,500 members.

In addition to the wholesale of medicines and other healthcare products, our businesses provide services to pharmaceutical manufacturers who are increasingly seeking to gain greater control over their product distribution, while at the same time outsourcing noncore activities. These services include pre-wholesale and contract logistics (mainly under the Alloga brand), direct deliveries to pharmacies, and innovative and specialized healthcare services, covering clinical homecare, medicine support, dispensing services, medicine preparation and clinical trial support (mainly under the Alcura brand).

Combined with local engagement, scale is very important in pharmaceutical wholesaling. In addition to being the largest pharmaceutical wholesaler and distributor in Europe, we rank as one of the top three in market share in many of the individual countries in which we operate.

COMPARABILITY
As a result of the completion of the Second Step Transaction on December 31, 2014, there are a number of items that affect comparability for the Company. Historically, Walgreens operations were within one reportable segment that included the results of Walgreens and corporate costs, along with the full consolidated results of WBAD and equity earnings from Walgreen Co.’s 45 percent interest in Alliance Boots (on a three-month reporting lag). Upon completion of the Second Step Transaction, the Company eliminated the three-month reporting lag and has recast prior period results assuming no lag. Additionally, the Company, as discussed above, now reports results in three segments. Segmental reporting includes the allocation of synergy benefits, including WBAD’s results, and the combined corporate costs for periods subsequent to December 31, 2014. The Company has determined that it is impracticable to allocate historical results to the current segmental presentation.

Following the combination, the Company has eliminated the three-month reporting lag and has recast prior period results with no lag.  The combination on December 31, 2014 also means fiscal 2015 second quarter reporting includes the results of Alliance Boots for two months (January and February) on a fully consolidated basis and one month (December) as equity income from Walgreen Co.’s pre-merger 45 percent interest.

The Company’s balance sheet now reflects the full consolidation of Alliance Boots assets and liabilities as a result of the close of the combination on December 31, 2014.  The Company’s purchase accounting remains preliminary as contemplated by GAAP and, as a result, there may be upon further review future changes to the value, as well as allocation, of the acquired assets and liabilities, goodwill and the gain on the previously held equity interest.

Year-over-year comparisons of results require consideration of the foregoing factors and are not directly comparable.

In addition, the Company's sales performance is affected by a number of factors including, amongst others, our sales performance during holiday periods and during the cough, cold and flu season, significant weather conditions, timing of our own or competitor discount programs and pricing actions, levels of reimbursement from governmental agencies and other third party health providers and general economic conditions in the markets in which we operate.

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
On March 19, 2013, Walgreens, Alliance Boots and AmerisourceBergen, announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which branded and generic pharmaceutical products will be sourced from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through WBAD, a global sourcing enterprise; and agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's Board of Directors in certain circumstances. In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013, for more detailed information regarding these agreements and arrangements.

At February 28, 2015, the Company owned approximately 5.2% of the outstanding common shares in AmerisourceBergen and had appointed one member to AmerisourceBergen's Board of Directors.

SYNERGIES
Combined synergies related to the Company's strategic transactions with Alliance Boots were approximately $491 million in fiscal 2014. For the six months ended February 28, 2015 combined synergies were $310 million. Combined synergies are currently estimated to be approximately $650 million in fiscal 2015. See "Cautionary Note Regarding Forward-Looking Statements" below.

STORE CLOSURES AND RESTRUCTURING PROGRAMS
On March 24, 2014, the Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources within our Retail Pharmacy USA operations in a manner intended to increase shareholder value.  As of February 28, 2015, we have closed 68 locations, one of which was closed in the first six months of fiscal 2015. No charges related to this plan have been recognized for the three month period ended February 28, 2015. Pre-tax charges recognized in the six months ended February 28, 2015 were $17 million, primarily related to lease termination costs. This store optimization plan is expected to result in an annual operating income benefit of $40 million to $50 million beginning in fiscal 2015. The amounts and timing of all estimates are subject to change.  The actual amounts and timing may vary materially based on various factors, including the timing and number of store closings; the timing and amount of sublease income and other lease expense; factors relating to real estate including sale proceeds; asset write-downs and other factors affecting inventory value; changes in management's assumptions; and other factors.  See "Cautionary Note Regarding Forward-Looking Statements" below.

On April 8, 2015, our Board of Directors approved a plan to implement a new restructuring program (the "restructuring program") as part of an initiative to reduce costs and increase operating efficiencies. The restructuring program implements and builds on the planned three-year, $1.0 billion cost-reduction initiative previously announced by Walgreen Co. on August 6, 2014 and includes a number of elements designed to help achieve profitable growth through increased cost efficiencies. We have identified additional opportunities for cost savings that increase the total expected cost savings of the restructuring program by $500 million to a projected $1.5 billion by the end of fiscal 2017. Significant areas of focus include plans to close approximately 200 stores across the USA; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the restructuring program focus primarily on our Retail Pharmacy USA division, and are expected to be substantially completed by the end of fiscal 2017.

We currently estimate that it will recognize cumulative pre-tax charges to our GAAP financial results of between $1.6 billion and $1.8 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. We expect to incur pre-tax charges of between $525 million and $600 million for real estate costs, including lease obligations (net of estimated sublease income), between $650 million and $725 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs, and between $425 million and $475 million for employee severance and other business transition and exit costs. We estimate that approximately 60% of the cumulative pre-tax charges will result in future cash expenditures, primarily related to lease and other real estate payments and employee separation costs.

As the program is implemented, the restructuring charges will be recognized as the costs are incurred over time in accordance with GAAP. We intend to treat charges related to this plan as special items impacting comparability of results in our quarterly earnings releases.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary Note Regarding Forward-Looking Statements” below.

EXECUTIVE SUMMARY
The following table presents the key financial statistics for the Company for the three and six months ended February 28, 2015 and 2014, respectively. All periods have been recasted for removal of the three-month reporting lag.  Additionally, as a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots on December 31, 2014. As such the three month period ending February 28, 2015 only includes equity earnings in Alliance Boots for the month of December 2014 and includes the full consolidation of Alliance Boots results for the months of January and February 2015. The six month period ended February 28, 2015 includes equity earnings in Alliance Boots from September 1, 2014 through December 31, 2014 and the full consolidation of Alliance Boots results for the months of January and February 2015.

	(in millions, except per share amounts)
	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Net sales	$26,573	$19,605	$46,127	$37,934
Gross Profit	6,882	5,650	12,178	10,802
Selling, general and administrative expenses	5,606	4,569	10,062	8,948
Operating Income	1,377	1,217	2,431	2,184
Adjusted Operating Income (Non-GAAP measure)(1)	1,840	1,408	2,958	2,472
Earnings Before Interest and Tax Provision	2,587	1,158	3,840	2,350
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	2,042	716	2,892	1,439
Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	1.93	0.74	2.88	1.49
Adjusted Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(1)	1.18	0.97	1.98	1.69

	Percentage Increases/(Decreases)
	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Net sales	35.5	5.1	21.6	5.5
Gross Profit	21.8	0.8	12.7	0.9
Selling, general and administrative expenses	22.7	1.6	12.4	0.6
Operating Income	13.1	(3.5)	11.3	6.4
Adjusted Operating Income (Non-GAAP measure)(1)	30.7	(1.2)	19.7	0.0
Earnings Before Interest and Tax Provision	123.4	(8.2)	63.4	14.6
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	185.2	(8.9)	101.0	14.8
Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	160.8	(9.8)	93.3	12.9
Adjusted Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(1)	21.6	(1.0)	17.2	0.0

	Percent to Net Sales
	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Gross Margin	25.9	28.8	26.4	28.5
Selling, general and administrative expenses	21.1	23.3	21.8	23.6

(1) See "--Non-GAAP Measures" below for a reconciliation to the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States ("GAAP").

WBA RESULTS OF OPERATIONS
Our results for the three months ended February 28, 2015 as compared to the prior year's period are primarily impacted by the Second Step Transaction which resulted in a gain on our 45% previously held equity interest in Alliance Boots and the full consolidation of Alliance Boots results of operations beginning December 31, 2014. For the three months ended February 28, 2015, the full consolidation of Alliance Boots January and February 2015 operations increased our net sales by 28.1%, gross profit by 20.1%, selling general and administrative expense by 23.0% and operating income by 7.0%. For the six months ended February 28, 2015, the full consolidation of Alliance Boots January and February 2015 operations increased our net sales by 14.6%, gross profit by 10.5%, selling general and administrative expense by 11.8% and operating income by 3.9%.

Net earnings attributable to Walgreens Boots Alliance, Inc. for the quarter ended February 28, 2015 were $2.0 billion, or $1.93 per diluted share as compared to $716 million, or $0.74 per diluted share in the comparable prior year period. Net earnings attributable to Walgreens Boots Alliance, Inc. for the six months ended February 28, 2015 were $2.9 billion, or $2.88 per diluted share as compared to $1.4 billion, or $1.49 per diluted share in the comparable prior year period. The increase in net earnings per diluted share for the three and six month period ended February 28, 2015 was primarily attributable to a gain on our 45% previously held equity interest in Alliance Boots and the full consolidation of January and February 2015 Alliance Boots operations, increased sales in our Retail Pharmacy USA division increased income from our warrants to acquire AmerisourceBergen common stock and a lower effective income tax rate. These increases were partially offset by lower Retail Pharmacy USA gross margins and a higher interest expense.

As a result of acquiring the remaining 55% interest in Alliance Boots, our previously held 45% interest was remeasured to fair value, resulting in a gain of $706 million in the three and six month periods ended February 28, 2015. The fair value of the previously held equity interest in Alliance Boots was determined using the Income Approach methodology. The fair value measurement of the previously held equity interest is based on significant inputs not observable in the market. The fair value estimates for the previously held equity interest are based on (a) projected discounted cash flows, (b) historical and projected financial information, and (c) synergies including cost savings, as relevant, that market participants would consider when estimating the fair value of the previously held equity interest in Alliance Boots.

Other income (expense) for the three and six month periods ended February 28, 2015 was income of $504 million and $703 million, respectively. With the completion of the Second Step Transaction, fair value adjustments related to the AmerisourceBergen warrants held by Alliance Boots are now recorded within other income (expense) rather than equity earnings in Alliance Boots. The change in fair value of our AmerisourceBergen warrants resulted in recording income of $559 million in the quarter and $849 million for the six month period, primarily attributable to the change in the price of AmerisourceBergen's common stock. In addition, we recorded $5 million and $10 million in the quarter and six month periods, respectively, of other income relating to the amortization of the deferred credit associated with the initial value of the warrants. Additionally, for the three and six months ended February 28, 2015, we have recorded losses on derivative contracts that were not designated as accounting hedges of $60 million and $156 million, respectively. The losses primarily relate to foreign currency forward contracts entered into in consideration of the delivery of foreign cash consideration related to the Second Step Transaction.

Interest was a net expense of $144 million in the current quarter and $199 million year to date compared to $37 million and $78 million for the prior quarter and year to date, respectively. The increase in interest expense is primarily due to the notes we issued to fund a portion of the cash consideration payable in connection with the Second Step Transaction and to subsequently refinance substantially all of Alliance Boots outstanding borrowings following completion of the Second Step Transaction.

The effective tax rate for the three months ended February 28, 2015 was 16.0% compared to 34.9% for the prior year's quarter. The decrease in the effective tax rate is primarily attributable to recording discrete tax benefits related to the gain on our previously held equity investment in Alliance Boots. In addition, as a result of our acquiring the remaining 55% interest in Alliance Boots which we did not previously own, our estimated annual effective tax rate decreased due to incremental foreign source income taxed at lower rates and additional favorable permanent book-tax differences. We also recognized other, net discrete period tax benefits during the quarter.

The effective tax rate for the six month period ended February 28, 2015, was 19.6% compared to 35.7% in the prior year's period. The decrease is primarily attributable to recording discrete tax benefits related to the gain on our previously held equity investment in Alliance Boots, incremental foreign source income taxed at lower rates, additional favorable permanent book-tax differences, discrete tax benefits related to previously unrecognized capital loss deferred tax assets as a result of recognizing capital gain income from sale-leaseback transactions and other net discrete period tax benefits.

WBA Adjusted Net Earnings Per Diluted Share (Non-GAAP measure)
Adjusted net earnings per diluted share for the three months ended February 28, 2015 was $1.18, an increase of 21.6% from $0.97 for the comparable prior year's period. Adjusted net earnings per diluted share for the six months ended February 28, 2015 was $1.98, an increase of 17.2% from $1.69 for the prior year's six month period. The increase in adjusted net earnings per diluted share for the three and six month periods ended February 28, 2015 was primarily attributable to the full consolidation of January and February 2015 Alliance Boots operations, increased sales and lower selling, general and administrative expenses in our Retail Pharmacy USA division and a lower effective income tax rate. These increases were partially offset by lower Retail Pharmacy USA gross margins and a higher interest expense. See "--Non-GAAP Measures" below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
All periods have been recasted for removal of the three-month reporting lag previously applied to reporting equity earnings in Alliance Boots. Additionally, as a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots as of December 31, 2014. As such the three month period ending February 28, 2015 only includes equity earnings from Alliance Boots for the month of December 2014 and includes the full consolidation of Alliance Boots results for the months of January and February 2015. The six month period ended February 28, 2015 includes equity earnings in Alliance Boots from September 1, 2014 through December 31, 2014.

	(in millions, except location amounts)
	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Total sales	$21,048	$19,605	$40,602	$37,934
Gross Profit	5,746	5,650	11,042	10,802
Selling, general and administrative expenses	4,555	4,569	9,011	8,948
Operating Income	1,292	1,217	2,346	2,184
Adjusted Operating Income (Non-GAAP measure)(1)	1,598	1,408	2,716	2,472
Number of Prescriptions(2)	182	175	363	350
30 Day Equivalent Prescriptions(2)(3)	224	214	446	427
Number of Locations at period end	8,333	8,681	8,333	8,681

	Percentage Increases/(Decreases)
	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Total sales	7.4	5.1	7.0	5.5
Gross Profit	1.7	0.8	2.2	0.9
Selling, general and administrative expenses	(0.3)	1.6	0.7	0.6
Operating Income	6.2	(3.5)	7.4	6.4
Adjusted Operating Income (Non-GAAP measure)(1)	13.5	(1.2)	9.9	0.0
Comparable Drugstore Sales	6.9	4.3	6.3	4.8
Pharmacy Sales	10.1	7.0	9.5	7.2
Comparable Pharmacy Sales	9.7	5.8	8.9	6.5
Retail Sales	2.8	2.2	2.6	2.7
Comparable Retail Sales	2.5	2.0	2.0	2.2
Comparable Number of Prescriptions(2)	4.2	(0.4)	3.5	1.4
Comparable 30 Day Equivalent Prescriptions(2)(3)	5.0	2.2	4.6	3.8

	Percent to Net Sales
	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Gross Margin	27.3	28.8	27.2	28.5
Selling, general and administrative expenses	21.6	23.3	22.2	23.6

(1)	See "--Non-GAAP Measures" below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
(2)	Includes immunizations.
(3)	Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

Sales for the Three Months Ended February 28, 2015 and 2014
The Retail Pharmacy USA division's sales for the quarter ended February 28, 2015, increased by 7.4% to $21.0 billion. Sales increased from new stores, each of which includes an indeterminate amount of market-driven price changes, and higher comparable store sales. Sales in comparable drugstores were up 6.9% in the quarter ended February 28, 2015. Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.

Prescription sales increased by 10.1% in the current quarter and represented 64.4% of the division's sales. In the prior year's quarter, prescription sales were up 7.0% and represented 62.2% of the division's sales. Comparable drugstore prescription sales were up 6.9% in the current quarter compared to an increase of 4.3% in the prior year's quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.4% in the current quarter versus reductions of 1.3% in the same periods last year. The effect of generics on sales was a reduction of 0.8% in the current quarter compared to a reduction of 0.7% for the prior year's quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 96.4% of prescription sales for the three month period ended February 28, 2015 compared to 96.2% for the three month period last year. The total number of prescriptions (including immunizations) filled for the current quarter was approximately 182 million compared to 175 million for the same period last year. Prescriptions (including immunizations) adjusted to 30 day equivalents were 224 million in the current quarter versus 214 million in last year's quarter.

Retail sales increased 2.8% for the current quarter and were 35.6% of the division's sales. In comparison, prior retail sales increased 2.2% for the quarter and comprised 37.8% of the division's sales. Comparable drugstore retail sales increased 2.5% for the current quarter compared to an increase of 2.0% in the prior period. The increase in comparable retail sales in the current quarter was primarily attributed to an increase in basket size partially offset by lower customer traffic.

Sales for the Six Months Ended February 28, 2015 and 2014
The Retail Pharmacy USA division's sales for the six months ended February 28, 2015, increased by 7.0% to $40.6 billion. Sales increased from new stores, each of which includes an indeterminate amount of market-driven price changes, and higher comparable store sales. Sales in comparable drugstores were up 6.3% in the six months ended February 28, 2015. We operated 8,333 locations (8,232 drugstores) as of February 28, 2015, compared to 8,681 locations (8,210 drugstores) a year earlier. Prior year's locations included 366 worksite health and wellness centers, which were part of the Take Care Employer business in which we sold a majority interest in fiscal 2014.

Prescription sales increased by 9.5% in the six month period ended February 28, 2015, and represented 65.5% of the division's sales. In the prior year's period, prescription sales were up 7.2% and represented 63.4% of the division's sales. Comparable drugstore prescription sales were up 6.3% in the six month period ended February 28, 2015 compared to an increase of 4.8% in the prior year's period. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.6% in the current six month period versus reductions of 1.1% in the same periods last year. The effect of generics on sales was a reduction of 0.9% in the current six month period compared to a reduction of 0.6% for the prior year's period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 96.5% of prescription sales for the six month period ended February 28, 2015 compared to 96.2% for the six month period last year. The total number of prescriptions (including immunizations) filled for the six month period ended February 28, 2015  was approximately 363 million compared to 350 million for the same period last year. Prescriptions (including immunizations) adjusted to 30 day equivalents were 446 million in the current six month period versus 427 million in last year's period.

Retail sales increased 2.6% for the six months ended February 28, 2015 and were 34.5% of the division's sales. In comparison, retail sales in the prior year's six month period increased 2.7% and comprised 36.6% of the division's sales. Comparable drugstore retail sales increased 2.0% for the current six month period compared to an increase of 2.2% in the prior year's period.

Operating Income for the Three Months Ended February 28, 2015 and 2014
Retail Pharmacy USA division's operating income for the three months ended February 28, 2015 increased 6.2% to $1.3 billion. The increase is primarily due to higher sales, partially offset by having equity earnings in Alliance Boots for one month versus three months in the comparable period. As a result of the Second Step Transaction, the division only reported equity earnings in Alliance Boots for the month of December 2014.

Gross margin as a percent of sales was 27.3% in the current quarter compared to 28.8% in the comparable quarter last year. Pharmacy margins were negatively impacted in the quarter by lower third-party reimbursements; generic drug price inflation; an increase in Medicare Part D mix including the strategy to continue driving 90-day prescriptions at retail; and the mix of specialty drugs, which carry a lower margin percentage. The decrease in pharmacy margins was partially offset by additional brand-to-generic drug conversions compared with the prior year period. Retail margins were positively impacted in the current quarter primarily from the seasonal, non-prescription drug and beverage and snack categories partially offset by the electronics categories.

Selling, general and administrative expenses as a percentage of sales were 21.6% for the current quarter compared to 23.3% in the same period a year ago. As a percentage of sales, expenses in the current quarter were lower primarily due to store labor efficiencies, lower profit sharing expense and store occupancy costs, partially offset by higher costs related to asset impairments and transaction costs.

Operating Income for the Six Months Ended February 28, 2015 and 2014
Retail Pharmacy USA division's operating income for the six months ended February 28, 2015 was $2.3 billion, an increase of 7.4% compared to the prior period. The increase is primarily due to higher sales, partially offset by having equity earnings in Alliance Boots for four months versus six months in the comparable period. As a result of the Second Step Transaction, the division only reported equity earnings in Alliance Boots for the four months of September through December 2014.

Gross margin as a percent of sales was 27.2% in the six months ended February 28, 2015 compared to 28.5% in the comparable period in the prior year. Pharmacy margins were negatively impacted by lower third-party reimbursements; generic drug price inflation; an increase in Medicare Part D mix including the strategy to continue driving 90-day prescriptions at retail; and the mix of specialty drugs, which carry a lower margin percentage. The decrease in pharmacy margins was partially offset by additional brand-to-generic drug conversions compared with the prior year period. Retail margins were positively impacted primarily from the beverage and snack, grocery and household categories, partially offset by the electronics and photofinishing categories.

Selling, general and administrative expenses as a percentage of sales were 22.2% for the six months ended February 28, 2015 compared to 23.6% in the same period a year ago. As a percentage of sales, expenses were lower primarily due to store labor efficiencies, lower profit sharing expense and store occupancy costs partially offset by higher costs related to asset impairments and transaction costs.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended February 28, 2015 and 2014
Retail Pharmacy USA division's adjusted operating income for the three months ended February 28, 2015 increased 13.4% to $1.6 billion. The increase is primarily due to higher sales and lower selling, general and administrative expenses partially offset by having equity earnings in Alliance Boots for one month versus three months in the comparable period. As a result of the Second Step Transaction, the division only reported equity earnings in Alliance Boots for the month of December 2014. See "--Non-GAAP Measures" below for a reconciliation to the most directly comparable GAAP measure.

Adjusted Operating Income (Non-GAAP measure) for the Six Months Ended February 28, 2015 and 2014
Retail Pharmacy USA division's adjusted operating income for the six months ended February 28, 2015 was $2.7 billion, an increase of 9.9% compared to the prior period. The increase is primarily due to higher sales and lower selling, general and administrative expenses partially offset by having equity earnings in Alliance Boots for four months versus six months in the comparable period. As a result of the Second Step Transaction, the division only reported equity earnings in Alliance Boots for the four months of September through December 2014. See "--Non-GAAP Measures" below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International

	(in millions)
	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Total sales	$2,047	NA	$2,047	NA
Gross Profit	753	NA	753	NA
Selling, general and administrative expenses	745	NA	745	NA
Operating Income	8	NA	8	NA
Adjusted Operating Income (Non-GAAP measure)(1)	125	NA	125	NA

	Percent to Net Sales
	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Gross Margin	36.8	NA	36.8	NA
Selling, general and administrative expenses	36.4	NA	36.4	NA

NA	Not applicable
(1)	See "--Non-GAAP Measures" below for reconciliations to the most directly comparable GAAP measure and related disclosures.

The businesses included in our Retail Pharmacy International division were acquired as part of the Second Step Transaction. Because the results of Alliance Boots have been fully consolidated only since December 31, 2014 and the businesses that comprise the Retail Pharmacy International division are legacy Alliance Boots businesses, this segment had no comparable prior period financial results and no discussion of comparability can be presented.

Pharmaceutical Wholesale

	(in millions)
	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Total sales	$3,865	NA	$3,865	NA
Gross Profit	387	NA	387	NA
Selling, general and administrative expenses	306	NA	306	NA
Operating Income	81	NA	81	NA
Adjusted Operating Income (Non-GAAP measure)(1)	121	NA	121	NA

	Percent to Net Sales
	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Gross Margin	10.0	NA	10.0	NA
Selling, general and administrative expenses	7.9	NA	7.9	NA

NA	Not applicable
(1)	See "--Non-GAAP Measures" below for reconciliations to the most directly comparable GAAP measure and related disclosures.

The businesses included in our Pharmaceutical Wholesale Segment were acquired as part of the Second Step Transaction. Because the results of Alliance Boots have been fully consolidated only since December 31, 2014 and the businesses that comprise the Pharmaceutical Wholesale division are legacy Alliance Boots businesses, this segment had no comparable prior period financial results and no discussion of comparability can be presented.

NON-GAAP MEASURES
The following tables provide reconciliations of adjusted operating income and adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. which are non-GAAP financial measures, as defined under SEC rules, to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the Company's financial results both including and excluding the adjusted items and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the Company's business from period to period and trends in the Company's historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	(in millions)
	Three months ended February 28, 2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$1,292	$8	$81	$(4)	$1,377
Asset impairment	110	-	-	-	110
Acquisition-related amortization(1)	67	117	33	-	217
LIFO provision	55	-	-	-	55
Acquisition-related costs	52	-	7	-	59
Optimization costs	16	-	-	-	16
Decrease in fair market value of warrants	6	-	-	-	6
Adjusted Operating Income (Non-GAAP measure)	$1,598	$125	$121	$(4)	$1,840

(1)	Includes $106 million (Retail Pharmacy International $100 million and Pharmaceutical Wholesale $6 million) of inventory fair value step-up amortization. No additional amortization related to the inventory step-up is expected in future quarters.

	(in millions)
	Three months ended February 28, 2014
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$1,217	$-	$-	$-	$1,217
Acquisition-related amortization	94	-	-	-	94
LIFO provision	51	-	-	-	51
Acquisition-related costs	17	-	-	-	17
Optimization costs	2	-	-	-	2
Decrease in fair market value of warrants	27	-	-	-	27
Adjusted Operating Income (Non-GAAP measure)	$1,408	$-	$-	$-	$1,408

	(in millions)
	Six months ended February 28, 2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$2,346	$8	$81	$(4)	$2,431
Asset impairment	110	-	-		110
Acquisition-related amortization(1)	156	117	33	-	306
LIFO provision	107	-	-	-	107
Acquisition-related costs	76	-	7	-	83
Optimization costs	44	-	-	-	44
Increase in fair market value of warrants	(123)	-	-	-	(123)
Adjusted Operating Income (Non-GAAP measure)	$2,716	$125	$121	$(4)	$2,958

(1)	Includes $106 million (Retail Pharmacy International $100 million and Pharmaceutical Wholesale $6 million) of inventory fair value step-up amortization. No additional amortization related to the inventory step-up is expected in future quarters.

	(in millions)
	Six months ended February 28, 2014
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$2,184	$-	$-	$-	$2,184
Acquisition-related amortization	183	-	-	-	183
LIFO provision	109	-	-	-	109
Acquisition-related costs	42	-	-	-	42
Optimization costs	26	-	-	-	26
Increase in fair market value of warrants	(72)	-	-	-	(72)
Adjusted Operating Income (Non-GAAP measure)	$2,472	$-	$-	$-	$2,472

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (GAAP)	$1.93	$0.74	$2.88	$1.49
Gain on previously held equity interest	(0.77)	-	(0.81)	-
Transaction foreign currency hedging loss	0.07	-	0.16	-
Acquisition-related amortization	0.15	0.06	0.21	0.12
Asset impairment	0.07	-	0.08	-
LIFO provision	0.04	0.04	0.08	0.08
Alliance Boots equity method non-cash tax	0.04	0.06	0.07	0.10
Acquisition-related costs	0.04	0.01	0.06	0.03
Optimization costs	0.01	-	0.03	0.02
Prefunded interest expense	0.02	-	0.03	-
(Increase)/decrease in fair market value of warrants	(0.35)	0.06	(0.65)	(0.15)
Partial release of capital loss valuation allowance	-	-	(0.09)	-
Adjusted tax rate true-up	(0.07)	-	(0.07)	-
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)	$1.18	$0.97	$1.98	$1.69

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $3.0 billion (including $760 million in foreign jurisdictions) at February 28, 2015, compared to $1.8 billion (including $104 million in foreign jurisdictions) at February 28, 2014. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury market funds and AAA rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the six months ended February 28, 2015 was $2.3 billion compared to $1.2 billion for the comparable prior year's period. The increase was primarily a result of changes in working capital balances compared to the prior year's period. Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $4.7 billion for the six month period ended February 28, 2015, compared to $1.2 billion in the comparable prior year's period. The Alliance Boots acquisition used $4.5 billion of cash in the current period. Other business acquisitions at February 28, 2015 were $92 million versus $297 million at February 28, 2014. Other business acquisitions in the current period include primarily the purchase of prescription files. Business acquisitions in the prior year's period include the purchase of the regional drugstore chain Kerr Drug and affiliates.

For the six months ended February 28, 2015, additions to property, plant and equipment were $643 million compared to $591 million in the prior year's period. Capital expenditures by reporting segment were as follows:

	For the six months ended February 28,
	2015	2014
Retail Pharmacy USA	$550	$591
Retail Pharmacy International(1)	82	-
Pharmaceutical Wholesale(1)	11	-
Total	$643	$591

(1) Our Retail Pharmacy International and Pharmaceutical Wholesale segments were acquired as part of the Second Step Transaction in which we acquired the 55% of Alliance Boots that we did not already own on December 31, 2014.  As a result of the timing of the acquisition, only two months (January and February 2015) of capital expenditures have been reported.

For the six month period ended February 28, 2015, our Retail Pharmacy USA segment opened or acquired 71 locations compared to 167 locations for the comparable period last year. Prior period acquisitions included Kerr Drug, which contributed 76 drugstore locations as well as a specialty pharmacy and a distribution center. Significant Retail Pharmacy International capital expenditures primarily relate to investments in our stores and information technology projects. Pharmaceutical Wholesale capital expenditures primarily relate to information technology projects.

Additionally, investing activities for the six month period ended February 28, 2014, included the purchase of AmerisourceBergen common stock for $430 million. No AmerisourceBergen common stock was purchased in the current six month period.

Net cash provided by financing activities for the six months ended February 28, 2015 was $2.8 billion compared to a use of cash of $398 million in the comparable prior year's period. In the six month period ended February 28, 2015, we received proceeds from public offerings of $8.0 billion of U.S. dollar denominated debt, approximately $2.0 billion of Euro and Pound Sterling denominated debt and borrowed approximately $2.2 billion on a Pound Sterling denominated term loan. The proceeds from these offerings and funds from the term loan were used to fund a portion of the cash consideration payable in connection with the Second Step Transaction, refinance substantially all of Alliance Boots outstanding borrowings following the completion of the Second Step Transaction and pay related fees and expenses. We repurchased shares to support the needs of the employee stock plans totaling $500 million in the six month period ended February 28, 2015, compared to $205 million in last year's comparable period. Additionally, we purchased $94 million of stock related to the 2014 stock repurchase program during the six month period ended February 28, 2015. No purchases related to the 2014 stock repurchase program were made during the comparable prior year's period. Proceeds related to employee stock plans were $293 million during the six months ended February 28, 2015, compared to $416 million for the comparable period last year. Cash dividends paid were $642 million during the first six months of fiscal 2015 versus $597 million for the same period a year ago.

In connection with our capital policy, the Board of Directors has authorized share repurchase programs and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings attributable to Walgreens Boots Alliance, Inc.  In August 2014, our Board of Directors authorized the 2014 stock repurchase program which allows for the repurchase of up to $3.0 billion of the Company's common stock prior to its expiration on August 31, 2016. We have purchased 1.2 million shares under the 2014 stock repurchase program in the first six months of fiscal 2015.

We determine the timing and amount of repurchases based on our assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, the economic environment and other factors.  The timing and amount of these purchases may change at any time and from time to time. We have repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable a company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws.

We periodically borrow under our commercial paper program and may continue to borrow under it in future periods. There were no commercial paper borrowings outstanding at February 28, 2015 or 2014. We had average daily short-term borrowings of $4 million of commercial paper outstanding at a weighted average interest rate of 0.02% for the six months ended February 28, 2015. For the six month period ended February 28, 2014, we had average daily short-term borrowings of $14 million of commercial paper outstanding at a weighted average interest rate of 0.23%.

On November 10, 2014, WBA and Walgreens entered into a term loan credit agreement (the "Term Loan Agreement") which provides the ability to borrow up to £1.45 billion on an unsecured basis. As of February 28, 2015, we have borrowed £1.45 billion ($2.2 billion at the February 28, 2015 spot rate of $1.54 to £1) under the Term Loan Agreement. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on our credit ratings.

On November 10, 2014, WBA and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the "Revolving Credit Agreement"), replacing prior Walgreens agreements dated July 20, 2011 and July 23, 2012. The new unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit.  On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at our option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on the our credit ratings. Our ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants. The covenants require us to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments. At February 28, 2015, we were in compliance with all such covenants. At February 28, 2015, there were no borrowings or letters of credit issued against the revolving credit facility. Total upfront fees related to the Term Loan Agreement and Revolving Credit Agreement were $14 million. We pay a facility fee to the financing banks to keep these lines of credit active.

On December 19, 2014, WBA and Walgreens entered into a Revolving Credit Agreement (the "364-Day Credit Agreement") with the lenders party thereto. The 364-Day Credit Agreement is a 364-day unsecured, multicurrency revolving facility. The aggregate commitment of all lenders under the 364-Day Credit Agreement is $750 million. At February 28, 2015, there were no borrowings against the 364-Day Credit Agreement.

Walgreens as co-obligor guarantees the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Walgreens Boots Alliance under the Term Loan Agreement, the Revolving Credit Agreement, and the 364-Day Credit Agreement, which guarantee will remain in full force and effect until certain conditions are met.

As of April 8, 2015, our credit ratings were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	Baa2	P-2	Stable
Standard & Poor's	BBB	A-2	Stable

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial performance. Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs. The rating agency ratings are not recommendations to buy sell or hold our debt securities or commercial paper. Each rating may be subject to revision or withdrawal at any time by the assigning rating agency and should be evaluated independently of any other rating.

Pursuant to our arrangements with AmerisourceBergen, we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock. WBA, through WAB Holdings, LLC, a fully consolidated entity, can acquire up to 19,859,795 shares, which represents approximately 7% of the outstanding AmerisourceBergen common stock on a fully diluted basis, assuming exercise in full of the warrants. The amount of permitted open market purchases is subject to increase in certain circumstances. We have purchased a total of approximately 11.5 million AmerisourceBergen shares in the open market. We have funded and plan to continue funding these purchases over time through cash contributions to WAB Holdings. Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

If we elect to exercise the two warrants issued by AmerisourceBergen in full, WBA would, subject to the terms and conditions of such warrants, be required to make a cash payment of approximately $1.2 billion in connection with the exercise of the first warrant during a six-month period beginning in March 2016 and $1.2 billion in connection with the exercise of the second warrant during a six-month period beginning in March 2017. Our ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.

We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. Our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements.

See Item 7A (Qualitative and Quantitative Disclosures about Market Risk) below for a discussion of certain financing and market risks.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any unconsolidated special purpose entities and, except as described herein, we do not have significant exposure to any off – balance sheet arrangements. The term "off – balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

At February 28, 2015, we have issued $406 million in letters of credit, primarily related to insurance obligations. We also have $47 million of guarantees to various suppliers outstanding at February 28, 2015.

Both on – balance sheet and off – balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Upon completion of the Second Step Transaction we assumed the contractual obligations and commitments of Alliance Boots. We assumed approximately $9.0 billion of debt which was substantially repaid in January 2015. See Note 9, Short-Term Borrowings and Long-Term Debt for further information. Additionally, we assumed lease obligations related to Alliance Boots operations, see Note 4, Leases and Store Closures for further information. Except as described herein, as of February 28, 2015 there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations disclosed in our Form 10-Q for the fiscal quarter ended November 30, 2014.

CRITICAL ACCOUNTING POLICIES
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates.  Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a discussion of the Company's significant accounting policies, please see our Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 2014. Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, asset impairments, liability for closed locations, liability for insurance claims, cost of sales and income taxes. We use the following methods to determine our estimates:

Goodwill and other intangible asset impairment – Goodwill and other indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of our impairment analysis for each reporting unit, we engage a third party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rates; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among other things, purchased prescription files, customer relationships, pharmacy licenses and trade names. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.

We also compared the sum of the estimated fair values of the reporting units to the Company's total value as implied by the market value of the Company's equity and debt securities. This comparison indicated that, in total, our assumptions and estimates were reasonable. However, future declines in the overall market value of the Company's equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would change the estimated fair value of the reporting unit by approximately 1%. The estimated long-term rate of net sales growth can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in their estimated discount rates. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates.

Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment.

Allowance for doubtful accounts – The provision for bad debt is based on both historical write-off percentages and specifically identified receivables. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the allowance.

Vendor allowances – Vendor allowances are principally received as a result of purchases, sales or promotion of vendors' products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those allowances received for promoting vendors' products are offset against advertising expense and result in a reduction of selling, general and administrative expenses to the extent of advertising incurred, with the excess treated as a reduction of inventory costs. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine vendor allowances.

Asset impairments – The impairment of long-lived assets is assessed based upon both qualitative and quantitative factors, including years of operation and expected future cash flows, and tested for impairment annually or whenever events or circumstances indicate that a certain asset may be impaired. If the future cash flows reveal that the carrying value of the asset group may not be recoverable, an impairment charge is immediately recorded. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine asset impairments.

Liability for closed locations – The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the liability.

Liability for insurance claims – The liability for insurance claims is recorded based on estimates for claims incurred and is not discounted. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the liability.

Cost of sales and inventory – Drugstore cost of sales in the Retail Pharmacy USA segment is derived based on point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventory counts.  Inventories are valued at the lower of cost or market determined by the last-in, first-out ("LIFO") method for the Retail Pharmacy USA segment and on a first-in first-out ("FIFO") basis for inventory in the Retail Pharmacy International and Pharmaceutical Wholesale segments except for retail inventory in the Retail Pharmacy International segment, which is valued using the retail method. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine cost of sales or inventory.

Equity method investments - We use the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. Our proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material purchase and sale transactions.

Pension and Postretirement Benefits - We have various defined benefit pension plans that cover some of our foreign employees. We also have postretirement healthcare plans that cover qualifying domestic employees. Eligibility and the level of benefits for these plans varies depending participants' status, date of hire and or length of service. Our pension and postretirement expenses and valuations are dependent on assumptions used by our actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors.

Our policy is to fund our pension plans in accordance with applicable regulations. Our postretirement plans are not funded.

Income taxes – We are subject to routine income tax audits that occur periodically in the normal course of business. U.S. federal, state, local and foreign tax authorities raise questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. Our liability for unrecognized tax benefits, including accrued penalties and interest, is primarily included in other long-term liabilities and current income taxes on our consolidated balance sheets and in income tax expense in our consolidated statements of earnings.

In determining our provision for income taxes, we use an annual effective income tax rate based on full-year income, permanent differences between book and tax income, and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits in addition to any foreign-based income deemed to be taxable in the United States. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the amounts recorded for income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS
In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-17, Pushdown Accounting.  This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014. The adoption did not have a material impact on the Company's results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is expected to be effective for annual periods beginning after December 15, 2017 (fiscal 2019) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (fiscal 2016). Early adoption is permitted provided the disposal was not previously disclosed. This update will not have a material impact on the Company's reported results of operations and financial position. The impact is non-cash in nature and will not affect the Company's cash position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company's website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Statements that are not historical facts are forward-looking statements, including, without limitation, statements regarding our future financial and operating performance, as well as forward-looking statements concerning our integration of Alliance Boots, corporate efficiency initiatives, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, generic prescription drug inflation, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “guidance,” “preliminary,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “target,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to those relating to our ability to successfully integrate operations, systems and employees following completion of the strategic combination of Walgreens and Alliance Boots, the impact of private and public third-party payers efforts to reduce prescription drug reimbursements, the impact of generic prescription drug inflation, the timing and magnitude of  the impact of branded to generic drug conversions, our ability to realize anticipated synergies and achieve anticipated financial, tax and operating results, our ability to realize expected savings and benefits in the amounts and at the times anticipated, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of  our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, the risks associated with supply arrangements, the risks associated with international business operations, the risks associated with governance and control matters, the risks associated with equity investments in AmerisourceBergen including whether the warrants to invest in AmerisourceBergen will be exercised and the ramifications thereof, changes in vendor, payer and customer relationships and terms, changes in network participation and reimbursement and other terms, the operation and growth of our customer loyalty programs, changes in economic and business conditions generally or in the markets in which we participate, competition, risks associated with new business areas and activities, risks associated with acquisitions, joint ventures, strategic investments and divestitures, including those associated with cross-border transactions and the integration of large, complex businesses, the ability to realize anticipated results from capital expenditures and cost reduction and restructuring initiatives, the timing and amount of any impairment or other charges, whether the costs associated with restructuring activities will exceed current estimates, our ability to realize expected savings and benefits from restructuring activities in the amounts and at the times anticipated, changes in management’s assumptions, the risk of unexpected costs, liabilities or delays, subsequent adjustments to preliminary purchase accounting determinations, outcomes of legal and regulatory matters, and changes in legislation, regulations or interpretations thereof.  These and other risks, assumptions and uncertainties are described in Item 1A (Risk Factors) below and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the initial publication of such statement, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to interest rate volatility with regard to existing debt issuances. Primary exposures include U.S. Treasury rates, LIBOR and commercial paper rates. From time to time, we use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances respectively, to reduce the volatility of our financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed versus floating-rate debt. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

We also use interest rate caps to protect from rising interest rates on existing floating-rate debt. Information regarding our interest rate swaps, forward starting interest rate swaps, and interest rate caps transactions are set forth in Note 10, Financial Instruments to our Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On February 28, 2015, we had approximately $3 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates for the various debt held by the Company would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $30 million. The amounts exclude the impact of any associated interest rate swaps, forward starting interest rate swaps, and interest rate caps.

Foreign Currency Exchange Rate Risk
As a result of the Second Step Transaction fluctuations in foreign currency exchange rates, primarily with respect to the British Pound Sterling, Euro, Mexican Peso, Chilean Peso, Norwegian Krone, Turkish Lira and certain other foreign currencies, may affect the Company's net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows of certain entities denominated in foreign currencies. These transactions are almost exclusively less than 12 months in maturity. In addition, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions). As circumstances warrant, we also use basis swaps as hedging instruments to hedge portions of our net investments in foreign operations. The foreign currency derivative instruments are sensitive to changes in exchange rates.  A 1% increase or decrease in exchange rates would increase or decrease our pre-tax income by approximately $16 million due to changes in the value of foreign currency instruments. Excluded from the computation were anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to partially hedge.

Equity Price Risk
Changes in AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 10, Financial Instruments to our unaudited Consolidated Condensed Financial Statements. As of February 28, 2015, a one dollar change in AmerisourceBergen's common stock would, holding other factors constant, increase or decrease the fair value of the Company's warrants by $44 million. Additionally, the Company holds an investment in AmerisourceBergen common stock. As of February 28, 2015, a one dollar change in AmerisourceBergen common stock would increase or decrease the fair value of the Company's investment by $11 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  The controls evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  Upon completion of the Second Step Transaction on December 31, 2014, Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method. As this occurred during the second quarter of fiscal 2015, the scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of Alliance Boots. This exclusion is in accordance with the SEC Staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, except as noted below, no changes during the quarter ended February 28, 2015 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result of the closing of the Second Step Transaction, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration.  As the post-closing integration continues, the Company will continue to review the internal controls and processes of Alliance Boots and may take further steps to integrate such controls and processes with those of the Company.

Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
The information in response to this item is incorporated herein by reference to Note 12, Commitments and Contingencies of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A.	Risk Factors
In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below, which could materially and adversely affect our business operations, financial condition and results of operations. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Reductions in third party reimbursement levels, from private or governmental agency plans, for prescription drugs could reduce our margin on pharmacy sales and could have a significant adverse effect on our profitability. In addition, a shift in pharmacy mix toward lower margin plans and programs could adversely affect our profitability.

The substantial majority of the prescriptions we fill are reimbursed by third party payers, including private and governmental agency payers. The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, governmental agencies, and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may adversely impact our profitability. In the United States, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers. In the United States, certain provisions of the Deficit Reduction Act of 2005 (the "DRA") sought to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs ("AMP"). While those reductions did not go into effect, the Patient Protection and Affordable Care Act ("ACA"), which was signed into law on March 23, 2010, enacted a modified reimbursement formula for multi-source drugs. The modified formula, when implemented, is expected to reduce Medicaid reimbursements, which could adversely affect our revenues and profits. There have also been a number of other recent proposals and enactments by the federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget deficits. We expect other similar proposals in the future.

In addition, a shift in the mix of pharmacy prescription volume toward programs offering lower reimbursement rates could adversely affect our profitability. Our Retail Pharmacy USA division experienced a shift in pharmacy mix toward 90-day at retail in fiscal 2014 and that trend continued into fiscal 2015. Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions. Additionally, we decided to accept lower reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. If we are not able to generate additional prescription volume and other business from patients participating in these programs sufficient to offset the impact of lower reimbursement, our gross profit will be adversely affected.

Our profitability can be significantly adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.

Our sales and profit margins can be adversely affected by the introduction of new brand name and generic drugs. New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically results in relatively lower sales revenues, but higher gross profit margins. Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could adversely affect our results of operations.

Generic drug inflation could have a significant adverse effect on our profitability in the United States.

Overall increases in the amounts we pay to procure generic drugs, commonly referred to as generic drug inflation, could have a significant adverse effect on our profitability in the United States. In addition, our gross profit margins would be adversely affected by continued generic inflation to the extent we are not able to offset such cost increases. We experienced a shift from historical patterns of deflation in generic drug costs to inflation in fiscal 2014. During fiscal 2014, we experienced cost increases on a subset of generic drugs and in some cases these increases were significant. We expect generic inflation to continue in fiscal 2015. Our existing reimbursement arrangements with payers in the United States generally provide us with only limited protection against cost increases in our generic drug procurement costs. We are seeking to address this through changes in our contracting strategies and negotiations with our vendors and payers. We cannot assure you that we will be able to mitigate the impact of increased inventory acquisition costs, in whole or in part. Failure to fully offset any such increased prices and costs or to modify our activities to mitigate the impact could have a significant adverse effect on our gross profit margins.

We derive a significant portion of our sales in the United States from prescription drug sales reimbursed by pharmacy benefit management companies.

We derive a significant portion of our sales in the United States from prescription drug sales reimbursed through prescription drug plans administered by pharmacy benefit management ("PBM") companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates. There can be no assurance that we will continue to participate in any particular pharmacy benefit manager network in any particular future time period. If our participation in the prescription drug programs administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short term. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results may be materially adversely affected. For example, we were not part of the pharmacy provider network of Express Scripts, Inc., one of the largest PBMs in the United States, for more than eight months in 2012, which led most patients in plans administered by Express Scripts that we formerly served to transition to a new pharmacy and caused us to lose significant sales and adversely affected our operating results. When we exit a pharmacy provider network and later resume network participation, there can be no assurance that we will achieve any particular level of business on any particular pace. In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by in-network plans. When we exit a pharmacy provider network and later resume network participation, there also can be no assurance that all clients of the PBM sponsor of the network will choose to include us again in their pharmacy network initially or at all.

Consolidation and strategic alliances in the healthcare industry could adversely affect our businesses, competitive positioning, financial condition and results of operations.

Many organizations in the healthcare industry, including pharmacy benefit managers, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power, which has resulted in greater pricing pressures. For example, in 2012, two of the three largest pharmacy benefit managers in the United States, Medco Health Solutions, Inc. and Express Scripts, Inc., merged. The resulting entity is the largest pharmacy benefit manager in the United States. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services. If these pressures result in reductions in our prices, our businesses will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. Strategic alliances in the healthcare industry also impact our businesses and competitive positioning. For example, following the announcement of our agreement with AmerisourceBergen providing for, among other things, generic drug purchasing by Walgreens, Alliance Boots and AmerisourceBergen through the Walgreens Boots Alliance Development GmbH global sourcing joint venture, two of our retail pharmacy competitors subsequently established relationships with other pharmaceutical drug wholesalers relating to generic drug procurement. In addition, further consolidation among generic drug manufacturers could lead to increased generic drug inflation in the future. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business operations, financial condition and results of operations.

The anticipated strategic and financial benefits of our acquisition of Alliance Boots may not be realized.

Walgreens and Alliance Boots entered into the Purchase and Option Agreement, and consummated the first and second step transactions contemplated thereby, with the expectation that the transactions would result in various benefits, including, among other things, procurement cost savings and operating efficiencies, revenue synergies, innovation, sharing of best practices and a strengthened market position that may serve as a platform for future growth. The processes and initiatives needed to achieve these potential benefits are complex, costly and time consuming, and we have not previously completed a transaction comparable in size or scope. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. Achieving the expected benefits of the Alliance Boots transaction is subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses or delays, and competitive factors in the marketplace. Prior to the Alliance Boots acquisition on December 31, 2014, Alliance Boots was a privately-held company and was not subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended and other federal securities laws, and the compliance obligations of the Sarbanes−Oxley Act of 2002. As permitted in accordance with the SEC Staff's general guidance, the scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures will not include the internal controls over financial reporting of Alliance Boots for the year following the acquisition. Compliance with the new obligations as a result of Alliance Boots becoming a part of a public company may require significant resources and management attention. In addition, some current and prospective employees may experience uncertainty about their roles within the combined company, which may adversely affect our ability to retain or recruit key managers and other employees. The recent completion of the Second Step Transaction also potentially could cause disruptions in our businesses.

We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues existing or arising with respect to the business of Alliance Boots or otherwise resulting from the transaction. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business operations, financial condition and results of operations and the price of our common stock. In addition, we have incurred significant transaction costs related to the acquisition and have incurred and will continue to incur integration and related costs as we integrate the Alliance Boots businesses. These integration and acquisition-related costs, including legal, accounting, financial and tax advisory and other fees and costs, may be higher than expected and some of these costs may be material.

Our acquisition of Alliance Boots significantly increased our exposure to the risks of operating internationally.

Prior to the first step transaction in August 2012, substantially all of our operations were conducted within the United States and its territories. The completion of the Second Step Transaction in December 2014 greatly increased the importance of international business to our future operations, growth and prospects. A substantial portion of Alliance Boots revenues are generated in the European Union and neighboring countries and substantially all of Alliance Boots revenues are generated outside the United States. Our international business operations are subject to a number of risks, including:

•	compliance with a wide variety of foreign laws and regulations, including retail and wholesale pharmacy, licensing, tax, foreign trade, intellectual property, privacy and data protection, currency, political and other business restrictions and requirements and local laws and regulations, whose interpretation and enforcement vary significantly among jurisdictions and can change significantly over time;

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws;

•	potential difficulties in managing foreign operations, enforcing agreements and collecting receivables through foreign legal systems;

•	price controls imposed by foreign countries;

•	tariffs, duties or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potential adverse tax consequences, including tax withholding laws and policies and restrictions on repatriation of funds to the United States;

•	fluctuations in currency exchange rates, including uncertainty regarding the Euro;

•	impact of recessions and economic slowdowns in economies outside the United States, including foreign currency devaluation, higher interest rates, inflation, and increased government regulation or ownership of traditional private businesses;

•	the instability of foreign economies, governments and currencies and unexpected regulatory, economic or political changes in foreign markets; and

•	developing and emerging markets may be especially vulnerable to periods of instability and unexpected changes, and consumers in those markets may have relatively limited resources to spend on products and services.

These factors can also adversely affect our payers, vendors and customers in international markets, which in turn can negatively impact our businesses. We cannot assure you that one or more of these factors will not have a material adverse effect on our business operations, results of operation or financial condition.

We are more exposed to currency exchange rate fluctuations and risks following completion of the Second Step Transaction, as an increased proportion of our assets, liabilities and earnings are denominated in foreign currencies.

Prior to August 2012, substantially all of our operations were conducted within the United States and its territories. The first step transaction increased the potential impact of currency exchange rate fluctuations on our businesses.  Following the completion of the Second Step Transaction in December 2014, our financial results are more exposed to currency exchange rate fluctuations and an increased proportion of our assets, liabilities and earnings are denominated in non-U.S. dollar currencies.

We have transaction currency exposures relating to the import and export of goods in currencies other than businesses' functional currencies. We also have translation currency exposures relating to profits and net assets denominated in currencies other than the U.S. dollar. We present our financial statements in U.S. dollars and have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily pounds sterling and the euro, as well as a range of emerging market currencies. Our financial results and capital ratios can therefore be sensitive to movements in foreign exchange rates. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a significant adverse impact on our financial results. Moreover, any favorable impacts to profit margins or financial results experienced from time to time from fluctuations in foreign currency exchange rates may be unsustainable over time.

We may from time to time, in some instances enter into foreign currency contracts or other derivative instruments intended to hedge some or all of the foreign currency fluctuation risks, which subjects us to the risks associated with such derivative contracts and instruments. Additionally, we may (and currently) use foreign currency borrowings to hedge some of our foreign currency fluctuation risks. The periodic use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. We cannot assure you that fluctuations in foreign currency exchange rates, including particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, will not materially affect our consolidated financial results.

We use a single wholesaler of branded and generic pharmaceutical drugs as our primary source of such products for our Retail Pharmacy USA division. A disruption in this relationship could adversely affect our business and financial results.

On March 19, 2013, the Company, Alliance Boots and AmerisourceBergen announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which Walgreens sources branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing enterprise established by Walgreens and Alliance Boots; and agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances. In the United States, AmerisourceBergen began to distribute all branded pharmaceutical products that Walgreens historically sourced from suppliers and distributors, effective September 1, 2013. In the second quarter of fiscal 2014, AmerisourceBergen began supplying and distributing generic pharmaceutical products that Walgreens previously self-distributed. The levels of generic pharmaceuticals distributed increased throughout the fiscal year and AmerisourceBergen supplied and distributed substantially all of these pharmaceuticals for our Retail Pharmacy USA division as of August 31, 2014.

Our business in the United States may be adversely affected by any operational, financial or regulatory difficulties that AmerisourceBergen experiences. If AmerisourceBergen's operations are seriously disrupted for any reason, whether due to a natural disaster, labor disruption, regulatory action, computer or operational systems or otherwise, it could adversely affect our business in the United States and our sales and profitability. Our distribution agreement with AmerisourceBergen is subject to early termination in certain circumstances, and, upon the expiration or termination of the agreement, there can be no assurance that we or AmerisourceBergen will be willing to renew the agreement or enter into a new agreement, on terms favorable to us or at all. We believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available, except to the extent that brand-name drugs are available to the market exclusively through the manufacturer. We believe we could obtain and qualify alternative sources, including through resuming self-distribution for many products, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary. However, there can be no assurance we would be able to engage alternative supply sources or implement self-distribution processes on a timely basis or on terms favorable to us, or effectively manage these transitions, any of which could adversely affect our business operations, financial condition and results of operations.

The anticipated strategic and financial benefits of our relationship with AmerisourceBergen may not be realized.

Walgreens entered into the arrangement with AmerisourceBergen and Alliance Boots with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, procurement cost savings and operating efficiencies, innovation and sharing of best practices. The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming. Many of the anticipated synergies and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Achieving the anticipated benefits from the arrangement is subject to a number of significant challenges and uncertainties, including the possibility of faulty assumptions underlying expectations, processes and initiatives, or the inability to realize and/or delays in realizing potential benefits and synergies, whether unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner, unforeseen expenses or delays, and competitive factors in the marketplace.

In addition, we have the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated as of March 18, 2013 by and among the Company, Alliance Boots and AmerisourceBergen (the Framework Agreement) to invest in the equity of AmerisourceBergen. There can be no assurance that we will complete any specific level of such potential equity investments in AmerisourceBergen, or exercise our warrants to acquire AmerisourceBergen common stock when they are exercisable, or that if completed, that such investments will ultimately be profitable. If such investments are completed and the price of AmerisourceBergen common stock subsequently declines substantially, we could experience a loss on or impairment of such investment, which could adversely affect our financial condition and results of operations. We could also encounter unforeseen costs, circumstances or issues existing or arising with respect to the transactions and collaboration we anticipate resulting from the Framework Agreement. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business operations, financial condition and results of operations and the price of our common stock.

From time to time, we make investments in companies over which we do not have sole control, including our investment in AmerisourceBergen. Some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in other companies that we may not control or over which we may not have sole control. For example, while we beneficially own approximately 5% of the outstanding common stock and have a designee serving on the board of directors of AmerisourceBergen, we do not and will not have the ability to control day-to-day operations of that company. Although the businesses in which we have made noncontrolling investments often have a significant health and daily living or prescription drug component, some of them operate in businesses that are different from our primary lines of business and/or operate in different geographic markets than we do. Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses. From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks. The completion of the Second Step Transaction increased our and our stockholders' effective interest in certain joint ventures and other investments of Alliance Boots over which Alliance Boots does not exercise control, including Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Company Limited in China and Alliance Healthcare Portugal. We rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us. Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we are invested, or becoming involved in disputes, or competing with those persons.

Changes in economic conditions could adversely affect consumer buying practices and reduce our revenues and profitability.

Our performance has been, and may continue to be, adversely impacted by adverse changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect our key vendors and customers. The current economic environment has had a significant impact on consumer behavior that could persist even as the economy recovers. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, levels of personal disposable income, global, national, regional or local economic conditions and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. A decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our retail and pharmacy sales and negatively impact our profitability. All these factors could impact our revenues, operating results and financial condition.

European economic conditions together with austerity measures being taken by certain European governments could adversely affect us.

The acquisition of Alliance Boots significantly increased our exposure to economic conditions in Europe. A further slowdown within the European economy could affect our businesses in Europe by reducing the prices our customers may be able or willing to pay for our products and services or by reducing the demand for our products and services, either of which could result in a significant adverse impact on our results of operations. In addition, in many European countries, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility, and reimbursement levels to control costs for the government-sponsored healthcare system. In recent years, in response to the economic environment and financial crisis in Europe, a number of European governments have announced or implemented austerity measures to reduce healthcare spending and constrain overall government expenditures. These measures, which include efforts aimed at reforming healthcare coverage and reducing healthcare costs, continue to exert pressure on the pricing of and reimbursement timelines for pharmaceuticals and may cause our customers to purchase fewer of our products and services and reduce the prices they are willing to pay. Countries with existing healthcare-related austerity measures may impose additional laws, regulations, or requirements on the healthcare industry. In addition, European governments that have not yet imposed healthcare-related austerity measures may impose them in the future. New austerity measures may be similar to or vary from existing austerity measures and could have a significant adverse effect on our international businesses and results of operations.

The industries in which we operate are highly competitive and further increases in competition could adversely affect us.

The level of competition among retail pharmacies and pharmaceutical wholesalers is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation, could adversely impact us. Our retail pharmacy businesses face intense competition from local, regional and national companies, including other drugstore and pharmacy chains, independent drugstores and pharmacies, mail-order prescription providers and various other retailers such as grocery stores, convenience stores, department stores, mass merchants and dollar stores, many of which are aggressively expanding in markets we serve. Businesses in our Pharmaceutical Wholesale division face intense competition from direct competitors and alternative supply sources such as importers and manufacturers who supply direct to pharmacies. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, and this could require us to reevaluate our pricing structures to remain competitive. Any failure to anticipate and timely and appropriately respond to evolving market conditions could result in decreased revenue and negatively affect our profitability.

If the merchandise and services that we offer fail to meet customer needs, our sales may be adversely affected.

We could be adversely affected by changes in consumer spending levels, shopping habits and preferences, including attitudes towards our retail and product brands. The success of our retail pharmacy businesses depends on our ability to offer a superior shopping experience, a quality assortment of available merchandise and superior customer service. We must identify, obtain supplies of, and offer to our customers, attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the needs and desires of our customers, whose preferences may change in the future. It is difficult to predict consistently and successfully the products and services our customers will demand. If we misjudge either the demand for products and services we sell or our customers' purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our customers, the demand for our products and services and our market share.

Our private brand offerings expose us to various additional risks.

In addition to brand name products, we offer our customers private brand products that are not available from other retailers. We seek to continue to grow our exclusive private brand offerings as part of our growth strategy, including through expanded offering of Boots No7 and other brands owned or licensed on an exclusive basis. Maintaining consistent product quality, competitive pricing, and availability of our private brand offerings for our customers is important in developing and maintaining customer loyalty. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. Although we believe that our private brand products offer value to our customers at each price point and typically provide us with higher gross margins than comparable national brand products we sell, the expansion of our private brand offerings also subjects us to certain risks in addition to those discussed elsewhere in this section, such as: potential product liability risks and mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors' products, which, in turn, could adversely affect our relationship with certain of our vendors. Any failure to adequately address some or all of these risks could have a significant adverse effect on our businesses, results of operations and financial condition.

If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted.

Omni-channel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to shop online. As part of our omni-channel strategy, we are making technology investments in our websites and applications for mobile phones and other electronic devices. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could adversely affect our businesses, reputation and results of operations.

Our ability to grow our retail pharmacy businesses may be constrained by our inability to find suitable new store locations at acceptable prices or by the expiration of our current leases.

Our ability to grow our retail pharmacy businesses may be constrained if suitable new store locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable locations for our stores. Local land use and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations and influence the cost of constructing our stores. The expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores.

A significant disruption in our computer systems could adversely affect our operations.

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, customer loyalty programs, finance and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our businesses and results of operations. In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. While we are aware of inherent risks associated with replacing these systems and believe we are taking reasonable action to mitigate known risks, there can be no assurance that these technology initiatives will be deployed as planned or that they will be timely implemented without disruption to our operations. We also could be adversely affected by any significant disruption in the systems of key payers or vendors.

If we do not maintain the privacy and security of sensitive customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

The protection of customer, employee, and company data is critical to our businesses. Cybersecurity risks, such as a significant breach of customer, employee, or company data, could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines or lawsuits. Throughout our operations, we receive, retain and transmit certain personal information that our customers provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. Although we deploy a layered approach to address information security threats and vulnerabilities designed to protect confidential information against data security breaches, a compromise of our data security systems or of those of businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our business operations, financial position and results of operations. In addition, a security breach could require that we expend substantial additional resources related to the security of information systems and disrupt our businesses.

The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged and we could be subject to additional litigation and regulatory risks. Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our businesses.

Our growth strategy is partially dependent upon acquisitions, joint ventures and other strategic investments, some of which may not prove to be successful.

We have grown, in part, through acquisitions in recent years and expect to continue to acquire or invest in businesses that build on or are deemed complementary to our existing businesses or further our growth strategies. Acquisitions involve numerous risks, including difficulties in integrating the operations and personnel of the acquired companies, distraction of management from overseeing our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers and difficulties in achieving the synergies we anticipated. Any failure to select suitable acquisitions at fair prices, conduct appropriate due diligence and successfully integrate the acquired company, including particularly when acquired businesses operate in new geographic markets or areas of business, could adversely impact our performance. These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current stockholders' percentage ownership, or incur asset write-offs and restructuring costs and other related expenses. Acquisitions, joint ventures and strategic investments involve numerous other risks, including potential exposure to unknown liabilities of acquired or investee companies, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was completed. In connection with acquisitions, joint ventures or strategic investments outside the United States, we may from time to time, in some instances enter into foreign currency contracts or other derivative instruments intended to hedge some or all of the foreign currency fluctuation risks, which subjects us to the risks associated with such derivative contracts and instruments. No assurance can be given that our acquisitions, joint ventures and other strategic investments will be successful and will not materially adversely affect our business operations, financial condition or results of operations.

Changes in healthcare regulatory environments may adversely affect our businesses.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the United States and the funding of governmental payers in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future.  Some of these potential changes, such as a reduction in governmental funding at the state or federal level for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued governmental and private payer pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce our profitability.

The ACA was enacted in 2010 to provide health insurance coverage to millions of previously uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. While certain provisions of the ACA took effect immediately, others have delayed effective dates or require further rulemaking action by governmental agencies to implement, which is not yet complete. Future rulemaking under the ACA or otherwise could increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. We cannot predict the timing or impact of any future rulemaking, but any such rulemaking could have an adverse impact on our results of operations.

We are subject to governmental regulations and other legal requirements in the United States and in the other countries in which we operate. A significant change in, or noncompliance with, these regulations and requirements could have a material adverse effect on our reputation and profitability.

We operate in a highly regulated environment and could be adversely affected by changes to existing legal requirements, new legal requirements and/or any failure to comply with applicable regulations. Businesses in our Pharmaceutical Wholesale division are subject to a range of regulations relating to such things as product margins, product traceability and the conditions under which products must be stored. Our retail pharmacy and health and wellness services businesses are subject to numerous country, state and local regulations including licensing and other requirements for pharmacies and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: country, and state registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; privacy regulations including the Health Insurance Portability and Accountability Act ("HIPAA"); the ACA; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration ("FDA") and Drug Enforcement Administration ("DEA"), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell; anti-kickback laws; data privacy and security laws; false claims laws; laws against the corporate practice of medicine; and foreign, national and state laws governing the practice of the profession of pharmacy. For example, in the United States the DEA, FDA and various other regulatory authorities regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substance Act and its accompanying regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. For example, in June 2013, the Company entered into a settlement agreement with the DEA and the United States Department of Justice relating to controlled substance matters that required the Company to pay $80 million and implement certain remedial actions. We are also governed by foreign, national and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity. In addition, we could have exposure if we are found to have infringed another party's intellectual property rights.

Changes in laws, regulations and policies and the related interpretations may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws, regulations and policies generally cannot be predicted, and changes in applicable laws, regulations and policies may require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures. Untimely compliance or noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our businesses, including:  suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the United States; loss of licenses; and significant fines or monetary penalties. Any failure to comply with applicable regulatory requirements in the United States or in any of the countries in which we operate could result in significant legal and financial exposure, damage our reputation, and have an adverse effect on our businesses.

Should a product liability issue, recall or personal injury issue arise it may damage our reputation, which may result in a material adverse effect on our business operations and financial condition and adversely affect our ability to maintain adequate product or other liability insurance coverage. If we fail or are unable to maintain adequate product or other liability insurance coverage for any reason, it may also result in a material adverse effect on our business operations and financial condition.

We could be adversely impacted by the supply of defective products, including the infiltration of counterfeit products into the supply chain, errors in re-labelling of products, product tampering, product recall and contamination or product mishandling issues. Through our pharmacies, we are also exposed to risks relating to the services we provide. Errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide. Our healthcare clinics also involve exposure to professional liability claims related to medical care. Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims. We also may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability or personal injury issue or judgment against us or a product recall could have a significant adverse effect on our business operations, financial condition and results of operations.

We have significant outstanding debt; our debt will increase if we incur additional debt in the future and do not retire existing debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of February 28, 2015, we had approximately $17 billion of outstanding indebtedness, including short-term borrowings. Our debt level and related debt service obligations could have negative consequences, including:

•	requiring us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes, such as working capital, capital expenditures, acquisitions, share repurchases and dividends;

•	making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

•	reducing our flexibility in planning for or reacting to changes in our industry and market conditions;

•	making us more vulnerable in the event of a downturn in our business operations; and

•	exposing us to interest rate risk given that a portion of our debt obligations is at variable interest rates.

We may incur or assume significantly more debt in the future, in connection with acquisitions, strategic investments or otherwise. For example, we incurred significant additional debt in connection with the Second Step Transaction. If we add new debt and do not retire existing debt, the risks described above could increase. We also could be adversely impacted by any failure to renew or replace, on terms acceptable to us or at all, existing funding arrangements when they expire and any failure to satisfy applicable covenants.

Our long-term debt obligations include covenants that may adversely affect our ability and the ability of certain of our subsidiaries to incur certain secured indebtedness or engage in certain types of sale and leaseback transactions. In addition, our existing credit agreements require Walgreens Boots Alliance to maintain as of the last day of each fiscal quarter a ratio of consolidated debt to total capitalization not to exceed a certain level. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. Following the completion of the Second Step Transaction, Alliance Boots and its subsidiaries became indirect subsidiaries of Walgreens Boots Alliance and therefore became subject to these restrictions and covenants and will become subject to any restrictions and covenants contained in the any debt incurred by Walgreens Boots Alliance. However, Alliance Boots and its subsidiaries are not subject to the aforementioned restrictions and covenants in Walgreen Co.'s existing debt incurred prior to the Second Step Transaction.

Our credit ratings are important to us.

The major credit rating agencies have assigned us and our corporate debt investment grade credit ratings. These ratings are based on a number of factors, which include their assessment of our financial strength and financial policies. We aim to maintain investment grade ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders and other creditors, including landlords for our leased stores, on terms that we consider advantageous to our businesses. However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating so warrant. Incurrence of additional debt by us could adversely affect our credit ratings. Any downgrade of our credit ratings could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.

As a holding company, Walgreens Boots Alliance is dependent on funding from its operating subsidiaries to pay dividends and other obligations.

Walgreens Boots Alliance is a holding company with no business operations of its own. Its only significant asset is the outstanding capital stock of its subsidiaries. As a result, it is dependent on funding from its subsidiaries, including Walgreens and Alliance Boots, to meet its obligations. Additionally, Walgreens Boots Alliance's subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to Walgreens Boots Alliance, which may limit the payment of cash dividends or other distributions to the holders of Walgreens Boots Alliance common stock. Credit facilities and other debt obligations of Walgreens Boots Alliance, as well as statutory provisions, may further limit the ability of Walgreens Boots Alliance and its subsidiaries to pay dividends.

Our quarterly results may fluctuate significantly.

Our operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future. Factors that may affect our quarterly operating results include, but are not limited to, seasonality, the timing of the introduction of new generic and brand name prescription drugs, inflation including with respect to generic drug procurement costs, the timing and severity of the cough, cold and flu season, changes in payer reimbursement rates and terms, significant acquisitions, dispositions, joint ventures and other strategic initiatives, asset impairments, the relative magnitude of our LIFO provision in any particular quarter, fluctuations in the value of our warrants to acquire AmerisourceBergen common stock, foreign currency fluctuations, prolonged severe weather in key markets, and the other risk factors discussed under this Item 1A. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not rely on the results of any particular quarter as an indication of our future performance.

Our businesses are seasonal in nature, and adverse events during the holiday and cough, cold and flu seasons could impact our operating results negatively.

Our businesses are seasonal in nature, with the second fiscal quarter (December, January and February) typically generating a higher proportion of retail sales and earnings than other fiscal quarters. We purchase significant amounts of seasonal inventory in anticipation of the holiday season. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, or unanticipated adverse weather could result in lower-than-planned sales during key selling seasons. For example, frequent or unusually heavy snowfall, ice storms, rainstorms, windstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and increase our snow removal and other costs. This could lead to lower sales or to unanticipated markdowns, negatively impacting our financial condition and results of operations. In addition, both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season which can vary considerably from year to year.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, vendor rebates and other vendor consideration, lease obligations, self-insurance liabilities, tax matters, unclaimed property laws and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for the Company's reporting units, including goodwill, intangible assets and investments in equity interests, including investments held by our equity method investees, may have an adverse effect on the Company's financial condition and results of operations. Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit. Factors that could lead to impairment of investments in equity interests of the companies in which we invested or the investments held by those companies include a prolonged period of decline in their operating performance or adverse changes in the economic, regulatory and legal environments of the countries they operate in. New accounting guidance also may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to leases, revenue and other areas impacted by the current convergence project between the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") could require us to make significant changes to our lease management system or other accounting systems, and could result in changes to our financial statements.

The amount of goodwill and other intangible assets we have recorded as a result of acquisitions substantially increased following completion of the Second Step Transaction. In the future, our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to our results of operations.

As of August 31, 2014 we had $3.5 billion of goodwill and other intangible assets. We completed the Transactions on December 31, 2014. As of February 28, 2015, we had $29.3 billion of goodwill and other intangible assets based on the preliminary purchase accounting for the Alliance Boots acquisition. Walgreens Boots Alliance accounts for the Transactions using the purchase method of accounting in accordance with GAAP, with the purchase price paid allocated to recognize the acquired assets and liabilities at their fair value. While the fair values and associated purchase price allocation will be finalized following completion of the valuation analyses for the Transactions, our goodwill and other intangible assets has increased substantially following completion of the Transactions.

At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by GAAP, we will evaluate this goodwill and other intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations and have a material adverse effect on our financial results.

We are involved in a number of legal proceedings and audits and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business operations, financial condition and results of operations.

We are involved in legal proceedings and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the course of our businesses (see the discussion of Legal Proceedings in Note 12, Commitments and Contingencies to the Consolidated Financial Statements included in this Form 10-Q). Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. From time to time, we are also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.

Violations of anti-bribery, anti-corruption and/or international trade laws to which we are subject could have a material adverse effect on our business operations, financial position, and results of operations.

We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA"), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act, any violation of which could create substantial liability for us and also harm our reputation. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. If we are found to have violated the FCPA, or any other anti-bribery, anti-corruption or international trade laws, we may face sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with governmental agencies or receive export licenses. From time to time, we may face audits or investigations by one or more domestic or foreign governmental agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business operations, financial position, and results of operations.

We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.

We are a large corporation with operations in the United States and numerous other markets across the globe. As such, we are subject to tax laws and regulations of the United States federal, state and local governments in the United States and various foreign jurisdictions. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As the tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. From time to time, legislative initiatives are proposed that could adversely affect our tax positions, effective tax rate, tax payments or financial condition. In addition, tax laws are complex and subject to varying interpretations. Any change in enacted tax laws, rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations.

Our insurance program may expose us to unexpected costs and negatively affect our financial performance.

We use a combination of insurance and self-insurance to provide for potential liability for workers' compensation, automobile and general liability, property, director and officers' liability, and employee healthcare benefits. Provisions for losses related to self-insured risks generally are based upon actuarially determined estimates. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all adversely affect our financial condition, results of operations and cash flows.

Changes in assumptions used in calculating pension assets and liabilities could adversely impact our results of operations and financial position.

We operate certain defined benefit pension plans in the United Kingdom, which were closed to new entrants in 2010. The valuation of the pension plan's assets and liabilities partly depends on assumptions based on the financial markets as well as longevity and employee retention rates. This valuation is particularly sensitive to material changes in the value of equity, bond and other investments held by the pension plans, changes in the corporate bond yields which are used in the measurement of the liabilities, changes in market expectations for long-term price inflation and new evidence on projected longevity rates. Funding requirements and the income statement impact relating to these pension plans are also influenced by these factors. Adverse changes in the assumptions used to calculate the value of pension assets and liabilities, including lower than expected pension fund investment returns and/or increased life expectancy of plan participants, or regulatory change could require us to increase the funding of its defined benefit pension plans or incur higher expenses, which would adversely impact our results of operations and financial position.

The SP Investors and KKR Investors may have significant voting influence over matters requiring stockholder approval.

We issued an aggregate of approximately 227.7 million shares of common stock to Alliance Boots stockholders as partial consideration for the acquisition of Alliance Boots, comprised of 83.4 million shares in connection with the closing of the first step transaction on August 2, 2012 and 144.3 million shares in connection with the closing of the Second Step Transaction on December 31, 2014. These issuances collectively represented approximately 20.8% of the outstanding shares Walgreens Boots Alliance common stock as of February 28, 2015. Based on information provided in SEC filings, including a Schedule 13D filed on December 31, 2014 and a Schedule 13D/A filed on January 20, 2015 by AB Acquisitions Holdings Limited ("AB Acquisitions"), Alliance Santé Participations S.A. ("ASP"), NEWCIP S.A. ("NEWCIP") and Stefano Pessina, as of January 20, 2015, Mr. Pessina had sole or shared voting power over an aggregate of 213,986,209 shares, comprised of:  (i) 74,296,870 shares held directly and of record by ASP; and (ii) 139,689,339 shares held directly and of record by AB Acquisitions. NEWCIP is the sole shareholder of ASP and Mr. Pessina holds 100% voting control over NEWCIP; accordingly each of NEWCIP and Mr. Pessina may be deemed to beneficially own the 74,296,870 shares held directly and of record by ASP. ASP holds of record 50% of the voting power and approximately 34.7% of the share capital of AB Acquisitions. As a result, ASP (and by virtue of their direct and indirect control of ASP, NEWCIP and Mr. Pessina) may be deemed to share beneficial ownership of the voting power and the dispositive power over the 139,689,339 shares held directly and of record by AB Acquisitions with the KKR Sprint 2006 Limited, KKR Sprint European II Limited and KKR Sprint KPE Limited, who collectively, with their affiliates, hold of record the other 50% of the voting power and approximately 31.1% of the share capital of AB Acquisitions.

Each of ASP, NEWCIP and Mr. Pessina disclaims beneficial ownership over such shares, except to the extent of ASP's pecuniary interest therein. As of January 20, 2015,  ASP (and by virtue of its direct and indirect control of ASP, NEWCIP and Mr. Pessina) had a pecuniary interest in 63,162,110 of the 139,689,339 shares held directly and of record by AB Acquisitions. Based on information provided in SEC filings, as of December 31, 2014, entities affiliated with KKR had a pecuniary interest in 43,500,611 of the 139,689,339 shares held by AB Acquisitions (representing their collective interest in approximately 31.1% of the share capital of AB Acquisitions).

It is expected that AB Acquisitions will distribute the cash and shares received by it in connection with the closing of the Second Step Transaction to Stefano Pessina and certain of his affiliates (the "SP Investors"), Kohlberg Kravis Roberts & Co. L.P. ("KKR", and together with certain of its affiliates, the "KKR Investors") and the other investors in AB Acquisitions, subject to certain timing considerations. AB Acquisitions may not distribute any of the shares of Walgreens Boots Alliance common stock it received on completion of the Second Step Transaction to its investors until September 30, 2015, the date that is nine months after the completion of the Second Step Transaction and, unless the SP Investors and the KKR Investors have elected to put certain guarantees in place, may not distribute more than 10% of such shares until December 31, 2015, the date that is twelve months after the completion of the Second Step Transaction. Accordingly, because the SP Investors and the KKR Investors control 100% of the voting stock of AB Acquisitions, until the date that AB Acquisitions distributes to its investors the shares of Walgreens Boots Alliance received on the completion of the Second Step Transaction, the SP Investors and the KKR Investors may control the voting power of all such shares.

In connection with the closing of the first step transaction on August 2, 2012, we entered into a Shareholders Agreement regarding, among other things, certain rights and obligations of KKR with respect to the Company and of the SP Investors as stockholders of the Company (as amended, the "Company Shareholders Agreement").  Under the Company Shareholders Agreement, for so long as the SP Investors and the KKR Investors continue to meet certain beneficial ownership thresholds and subject to certain other conditions, the SP Investors and the KKR Investors, respectively, will each be entitled to designate one nominee to the Board for inclusion in Walgreens' slate of directors. Mr. Pessina currently serves as the designee of the SP Investors and Mr. Dominic Murphy currently serves as the designee of the KKR Investors. Moreover, the SP Investors and the KKR Investors have agreed to, for so long as each of the SP Investors and the KKR Investors have the right to designate a nominee for election to the Board of Directors of the Company (as described above), vote all of their shares of common stock in accordance with the Board's recommendation on matters submitted to a vote of the Company's stockholders (including with respect to the election of directors). Whether or not subject to these voting provisions, the SP Investors' and/or the KKR Investors' significant interest in our common stock could be determinative in matters submitted to a vote by our stockholders. The influence of the SP Investors and/or the KKR Investors could result in Walgreens Boots Alliance taking actions that some other stockholders do not support or failing to take actions that some other stockholders support.

Shares issued to significant Alliance Boots stockholders in connection with the first step transaction are no longer subject to contractual transfer restrictions, and the additional shares issued in connection with the Second Step Transaction will become available for future sale after the lapse of contractual transfer restrictions.

In connection with the closing of the first step transaction on August 2, 2012, we issued approximately 83.4 million shares of our common stock to Alliance Boots shareholders and entered into the Shareholders Agreement. These shares represented approximately 7.6% of our outstanding shares as of February 28, 2015. In connection with the closing of the Second Step Transaction on December 31, 2014, we issued approximately 144.3 million additional shares of our common stock to Alliance Boots shareholders. These shares represented approximately 13.2% of our outstanding shares as of February 28, 2015. Pursuant to the Company Shareholders Agreement, certain significant Alliance Boots shareholders, including the SP Investors and the KKR Investors, are subject to various contractual restrictions that generally prohibit them from transferring their shares for specified time periods. The transfer restrictions pursuant to the Company Shareholders Agreement applicable to shares issued to the SP Investors and the KKR Investors in connection with the first step transaction lapsed upon the closing of the Second Step Transaction on December 31, 2014. With respect to the 144.3 million shares of our common stock issued in connection with the Second Step Transaction closing on December 31, 2014, the Alliance Boots shareholders receiving such shares (including the SP Investors and the KKR Investors) are subject to certain restrictions on transfer under the Company Shareholders Agreement until September 30, 2015, the date nine months after the closing of the Second Step Transaction. We also granted, pursuant to the Company Shareholders Agreement, certain Alliance Boots shareholders, including the SP Investors and the KKR Investors, the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act of 1933, as amended ("Securities Act"), covering resales of our common stock held by them or to "piggyback" on a registration statement in certain circumstances. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. The sale, or possibility of the sale, of a substantial number of shares of our common stock into the market could cause the market price of our common stock to decline.

Conflicts of interest, or the appearance of conflicts of interest, may arise because certain of our directors and officers are also directors of AB Acquisitions.

As of March 31, 2015 and as described above, AB Acquisitions was the holder of 139,689,339 shares of our common stock. Mr. Pessina, our Executive Vice Chairman and Acting CEO and a director of the Company, Mr. Dominic Murphy, who is a director of the Company and partner of KKR, and Mr. Marco Pagni and Ms. Ornella Barra, who are executive officers of the Company, serve on the Board of Directors of AB Acquisitions. This ownership overlap and the fact that certain of our directors and officers also serve as directors of AB Acquisitions could create, or appear to create, potential conflicts of interest when the Company's directors and officers and AB Acquisitions' directors face decisions that could have different implications for the Company and AB Acquisitions. For example, potential conflicts of interest could arise if a dispute were to arise between the Company and AB Acquisitions in connection with indemnification or other provisions of the Purchase and Option Agreement, as amended, or the Company Shareholders Agreement. Potential conflicts of interest could also arise in connection with any current or future arrangements between the Company and AB Acquisitions or any of their respective affiliates. While our contractual arrangements place restrictions on the parties' conduct in certain situations and related party transactions are subject to review and approval by independent directors in accordance with our related party transaction approval procedures, the potential for a conflict of interest exists and such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting both companies.

The certificate of incorporation and bylaws of Walgreens Boots Alliance, Delaware law and/or Company agreements with certain stockholders may impede the ability of Walgreens Boots Alliance stockholders to make changes to the Walgreens Boots Alliance Board of Directors or impede a takeover, which could deprive the stockholders of the opportunity to receive a premium for their shares.

Several provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law could make it difficult for stockholders to change the composition of the Walgreens Boots Alliance Board of Directors. In addition, the same and other provisions may discourage, delay or prevent a merger, consolidation or acquisition that stockholders may consider favorable. See also the risk factor above "The SP Investors and KKR Investors may have significant voting influence over matters requiring stockholder approval." Under the Company Shareholders Agreement, the SP Investors and the KKR Investors have agreed to, for so long as each of the SP Investors and the KKR Investors have the right to designate a nominee for election to the Board of Directors of the Company, vote all of their shares of common stock in accordance with the Walgreens Boots Alliance Board of Directors' recommendation on matters submitted to a vote of its stockholders (including with respect to the election of directors). In addition, under the Nomination and Support Agreement (the "Nomination and Support Agreement") pursuant to which, among other things, on September 5, 2014, Barry Rosenstein of JANA Partners LLC ("JANA") was appointed to the Board, JANA is subject to certain standstill restrictions until the later of 45 days prior to the advance notice deadline for the Company's 2016 annual meeting of stockholders and 15 days after Mr. Rosenstein is no longer a member of the Board, subject to early termination of the standstill period in the event of an uncured material breach of the Nomination and Support Agreement by the Company. The standstill period will be extended if the Company voluntarily agrees to nominate Mr. Rosenstein at the 2016 annual meeting of stockholders, and any successive annual meeting of stockholders, and Mr. Rosenstein agrees to serve as a director nominee. During the standstill period, JANA is subject to customary standstill and voting obligations, including, among other things, that JANA and its affiliates and controlled associates will vote all voting securities which they are entitled to vote in favor of all incumbent directors nominated by the Board and in accordance with the recommendation of the Board on other matters, other than certain matters specified in the Nomination and Support Agreement. These provisions are not intended, however, to make Walgreens Boots Alliance immune from takeovers and instead are intended to protect Walgreens Boots Alliance stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with them and by providing the Board of Directors with more time to assess any potential acquisition proposal.

The market price of our common stock may be volatile.

The market price of shares of our common stock may be volatile. Broad general economic, political, market and industry factors may adversely affect the market price of the shares, regardless of our actual operating performance. In addition to the other risk factors identified in this Item 1A, factors that could cause fluctuations in the price of the shares include:

•	actual or anticipated variations in quarterly operating results and the results of competitors;

•	changes in financial estimates by Walgreens Boots Alliance or by any securities analysts that might cover Walgreens Boots Alliance;

•	conditions or trends in the industry, including regulatory changes or changes in the securities marketplace;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel; and

•	issuances or sales of Walgreens Boots Alliance common stock, including sales of shares by its directors and officers or its key investors, including the SP Investors and/or the KKR Investors.

There are a number of additional business risks that could adversely affect our financial results.

Many other factors could adversely affect our financial results, including:

•	If we are unsuccessful in establishing effective advertising, marketing and promotional programs, our sales or sales margins could be negatively affected.

•	Our operating costs may be subject to increases outside the control of our businesses, whether due to inflation, new or increased taxes, adverse fluctuations in foreign currency exchange rates, changes in market conditions or otherwise.

•	Our success depends on our continued ability to attract and retain store and management and professional personnel, and the loss of key personnel could have an adverse effect on the results of our operations, financial condition or cash flow.

•	Natural disasters, severe weather conditions, terrorist activities, global political and economic developments, war, health epidemics or pandemics or the prospect of these events can impact our operations or damage our facilities in affected areas or have an adverse impact on consumer confidence levels and spending in our stores.

•	The long-term effects of climate change on general economic conditions and the pharmacy industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses.

•	The products we sell are sourced from a wide variety of domestic and international vendors, and any future inability to find qualified vendors and access products in a timely and efficient manner could adversely impact our businesses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company during the quarter ended February 28, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program (1)
12/1/14 - 12/31/14	-	-	-	$3,000,000,000
1/1/15 - 1/31/15	-	-	-	3,000,000,000
2/1/15 – 2/28/15	1,193,841	$79.15	1,193,841	2,905,507,325
Total	1,193,841	$79.15	1,193,841	$2,905,507,325

(1)	In August 2014, the Board of Directors approved the 2014 share repurchase program which allows for the purchase of up to $3.0 billion of the Company's common stock prior to its expiration on August 31, 2016.

Item 6.	Exhibits
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
Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 24, 2014.

2.2
Amendment No. 2, dated December 29, 2014, to the Reorganization Agreement and Plan of Merger, dated October 17, 2014, as amended December 23, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.

Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 (File No. 001-36759) filed with the SEC on December 30, 2014.

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K-12B (File No. 001-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.2 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

4.1	Form of Guarantee of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

10.1*	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

10.2*	Form of Restricted Stock Unit Award agreement (effective January 2015).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on January 21, 2015.

10.3*	Form of Performance Share Award agreement (effective January 2015).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on January 21, 2015.

10.4*	Form of Stock Option Award agreement (effective January 2015).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on January 21, 2015.

10.5*	Form of Restricted Stock Unit Agreement, as amended (Special Transition Awards).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on December 24, 2014.

10.6*	Form of Restricted Stock Unit Agreement (Messrs. Skinner and Pessina).	Filed herewith.

10.7*	Walgreens Boots Alliance, Inc. Executive Deferred Profit-Sharing Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

10.8*	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

10.9*	Walgreens Boots Alliance, Inc. 2011 Cash-Based Incentive Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

10.10*	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

10.11*	Rules of the Alliance Boots 2012 Long Term Incentive Plan, as amended.	Filed herewith.

10.12*	Form of Award Agreement for Alliance Boots 2012 Long Term Incentive Plan.	Filed herewith.

10.13*	Alliance Boots Senior Management Annual Incentive Plan 2014/2015 – Bonus Scheme Rules (Groups/Divisions).	Filed herewith.

10.14*	Employment Agreement between Alliance UniChem Plc and George Fairweather, dated March 28, 2002.	Filed herewith.

10.15*	Agreement between Alliance Boots plc and George Fairweather, dated July 31, 2006.	Filed herewith.

10.16*	Employment Agreement between Alliance UniChem Services Limited and Marco Pagni, dated June 1, 2005.	Filed herewith.

10.17*	Letter Agreement with Marco Pagni, dated May 14, 2012.	Filed herewith.

10.18*	Service Agreement between Boots UK Limited and Alex Gourlay, dated January 29, 2009.	Filed herewith.

10.19*	Letter Agreement between Alliance Boots Management Services Limited and Alex Gourlay, dated June 28, 2010.	Filed herewith.

10.20*	Employment Agreement between Alliance UniChem Plc and Ornella Barra dated December 10, 2002.	Filed herewith.

10.21*	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra dated July 31, 2006.	Filed herewith.

10.22*	Novation of Services Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.	Filed herewith.

10.23*	Service Agreement between Boots Management Services Limited and Simon Roberts, dated July 11, 2013.	Filed herewith.

10.24*	Services Agreement between Boots Management Services Limited and Ken Murphy, dated October 1, 2013.	Filed herewith.

10.25*	Summary of Retention Arrangement with Jan Stern Reed.	Filed herewith.

10.26*	Retirement Agreement and Release between Walgreens Boots Alliance, Inc., Walgreen Co. and Gregory D. Wasson.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on January 14, 2015.

10.27*	Consulting Services Agreement between Walgreens Boots Alliance, Inc. and Timothy R. McLevish.	Incorporated by reference to Exhibit 99.1 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on January 30, 2015.

10.28*	Form of Restricted Stock Unit Agreement (McLevish).	Filed herewith.

10.29*	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.	Filed herewith.

10.30
Revolving Credit Agreement, dated as of December 19, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.'s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 24, 2014.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

18	Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated : April 9, 2015	/s/ George Fairweather
George Fairweather
Executive Vice President and Global Chief Financial Officer
(Chief Financial and Principal Accounting Officer)