Form 10-Q
period 2015-05-31
Walgreens Boots Alliance, Inc.
filed 2015-07-09
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

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
Yes ☐        No ☑

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of June 30, 2015 was 1,092,282,712.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2015

PART I.                          FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	May 31, 2015	August 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$4,449	$2,646
Accounts receivable, net	6,899	3,218
Inventories	8,764	6,076
Other current assets	917	302
Total Current Assets	21,029	12,242
Non-Current Assets:
Property, plant and equipment, at cost, less accumulated depreciation and amortization	15,241	12,257
Equity investment in Alliance Boots	-	7,336
Goodwill	17,361	2,359
Intangible assets	11,229	1,180
Other non-current assets	5,784	1,876
Total Non-Current Assets	49,615	25,008
Total Assets	$70,644	$37,250

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$1,192	$774
Trade accounts payable	9,932	4,315
Accrued expenses and other liabilities	4,849	3,701
Income taxes	184	105
Total Current Liabilities	16,157	8,895
Non-Current Liabilities:
Long-term debt	15,055	3,716
Deferred income taxes	3,532	1,080
Other non-current liabilities	3,971	2,942
Total Non-Current Liabilities	22,558	7,738
Commitments and Contingencies (see Note 12)
Equity:
Preferred stock $.01 par value ($.0625 at August 31, 2014); authorized 32 million shares, none issued	-	-
Common stock $.01 par value ($.078125 at August 31, 2014); authorized 3.2 billion shares; issued 1,172,513,618 at May 31, 2015 and 1,028,180,150 at August 31, 2014	12	80
Paid-in capital	9,889	1,172
Employee stock loan receivable	(3)	(5)
Retained earnings	25,460	22,327
Accumulated other comprehensive (loss) income	(141)	136
Treasury stock, at cost; 80,545,443 shares at May 31, 2015 and 77,793,261 at August 31, 2014	(3,654)	(3,197)
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	31,563	20,513
Noncontrolling interests	366	104
Total Equity	31,929	20,617
Total Liabilities and Equity	$70,644	$37,250

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the nine month period ended May 31, 2015
(In millions, except per share amounts)

	Equity attributable to Walgreens Boots Alliance, Inc.

	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity
August 31, 2014	950,386,889	$80	$(3,197)	$1,172	$(5)	$136	$22,327	$104	$20,617
Net earnings	-	-	-	-	-	-	4,194	53	4,247
Other comprehensive income, net of tax	-	-	-	-	-	(277)	-	(9)	(286)
Dividends declared ($1.0125 per share)	-	-	-	-	-	-	(1,061)	-	(1,061)
Exchange of Walgreen Co. shares for Walgreens Boots Alliance, Inc. shares	-	(69)	-	69	-	-	-	-	-
Issuance of shares for Alliance Boots acquisition	144,333,468	1	-	10,976	-	-	-	-	10,977
Treasury stock purchases	(12,094,030)	-	(831)	-	-	-	-	-	(831)
Employee stock purchase and option plans	9,341,848	-	374	25	-	-	-	-	399
Stock-based compensation	-	-	-	86	-	-	-	-	86
Acquisition of noncontrolling interest	-	-	-	(2,439)	-	-	-	(130)	(2,569)
Employee stock loan receivable	-	-	-	-	2	-	-	-	2
Noncontrolling interests in businesses acquired	-	-	-	-	-	-	-	348	348
May 31, 2015	1,091,968,175	$12	$(3,654)	$9,889	$(3)	$(141)	$25,460	$366	$31,929

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014

Net sales	$28,795	$19,401	$74,922	$57,335
Cost of sales	21,314	13,961	55,263	41,093
Gross Profit	7,481	5,440	19,659	16,242

Selling, general and administrative expenses	6,080	4,551	16,142	13,499
Equity earnings in Alliance Boots	-	135	315	465
Operating Income	1,401	1,024	3,832	3,208

Gain on previously held equity interest	-	-	706	-
Other income	461	124	1,164	290
Earnings Before Interest and Income Tax Provision	1,862	1,148	5,702	3,498

Interest expense, net	151	35	350	113
Earnings Before Income Tax Provision	1,711	1,113	5,352	3,385
Income tax provision	408	357	1,120	1,167
Post tax earnings from equity method investments	7	-	15	-
Net Earnings	1,310	756	4,247	2,218
Net earnings attributable to noncontrolling interests	8	42	53	65
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	$1,302	$714	$4,194	$2,153

Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – basic	$1.19	$0.75	$4.08	$2.26
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	$1.18	$0.74	$4.04	$2.23

Dividends declared per share	$0.3375	$0.3150	$1.0125	$0.9450

Average shares outstanding	1,091.4	955.3	1,026.9	952.2
Dilutive effect of stock options	11.0	12.3	10.8	12.1
Average diluted shares	1,102.4	967.6	1,037.7	964.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Comprehensive Income

Net Earnings	$1,310	$756	$4,247	$2,218

Other comprehensive income (loss), net of tax:
Postretirement liability	(2)	(2)	(11)	4
Unrealized (loss) on cash flow hedges	-	(13)	(12)	(13)
Unrecognized gain on available-for-sale investments	74	40	263	75
Share of other comprehensive income (loss) of Alliance Boots	-	49	113	(7)
Currency translation adjustments	(149)	24	(639)	305
Total Other Comprehensive Income (Loss)	(77)	98	(286)	364
Total Comprehensive Income	1,233	854	3,961	2,582

Comprehensive income attributable to noncontrolling interests	4	42	44	65
Comprehensive Income Attributable to Walgreens Boots Alliance, Inc.	$1,229	$812	$3,917	$2,517

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended May 31,
	2015	2014

Cash Flows from Operating Activities:
Net earnings	$4,247	$2,218
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	1,264	1,001
Change in fair value of warrants and related amortization	(1,313)	(290)
Gain on previously held equity interest	(706)	-
Deferred income taxes	240	219
Stock compensation expense	86	85
Unrealized gain from fair value adjustments	(114)	-
Equity earnings in Alliance Boots	(315)	(465)
Other	738	129
Changes in operating assets and liabilities -
Accounts receivable, net	(273)	(411)
Inventories	679	493
Other current assets	54	12
Trade accounts payable	19	(425)
Accrued expenses and other liabilities	(152)	(46)
Income taxes	(179)	(103)
Other non-current assets and liabilities	(116)	92
Net cash provided by operating activities	4,159	2,509

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(890)	(821)
Proceeds from sale leaseback transactions	867	144
Proceeds related to the sale of business	814	-
Proceeds from sale of other assets	71	29
Alliance Boots acquisition, net of cash received	(4,461)	-
Other business and intangible asset acquisitions, net of cash received	(112)	(323)
Purchases of short-term investments held to maturity	(41)	(41)
Proceeds from short-term investments held to maturity	42	42
Investment in AmerisourceBergen	-	(493)
Other	(174)	(82)
Net cash used for investing activities	(3,884)	(1,545)

Cash Flows from Financing Activities:
Payments of short-term borrowings, net	(251)	-
Proceeds from issuance of long-term debt	12,279	-
Payments of long-term debt	(8,582)	(550)
Proceeds from financing leases	-	225
Stock purchases	(831)	(205)
Proceeds related to employee stock plans	400	518
Cash dividends paid	(1,013)	(898)
Other	(380)	(34)
Net cash provided by (used for) financing activities	1,622	(944)

Effect of exchange rate changes on cash and cash equivalents	(94)	-

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	1,803	20
Cash and cash equivalents at beginning of period	2,646	2,106
Cash and cash equivalents at end of period	$4,449	$2,126

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Organization
Walgreens Boots Alliance, Inc. (“WBA” or “Walgreens Boots Alliance”) and subsidiaries is a global pharmacy-led wellbeing enterprise. Its operations are conducted through three reportable segments (Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale). See Note 19, Segment Reporting for additional discussion.

On December 31, 2014, Walgreens Boots Alliance became the successor of Walgreen Co. (“Walgreens”) pursuant to a merger designed to effect a reorganization of Walgreens into a holding company structure (the “Reorganization”). Pursuant to the Reorganization, Walgreens became a wholly owned subsidiary of Walgreens Boots Alliance, a newly-formed Delaware corporation, and each issued and outstanding share of Walgreens common stock, par value $0.078125, converted on a one-to-one basis into Walgreens Boots Alliance common stock, par value $0.01.

On December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition of the remaining 55% of Alliance Boots GmbH (“Alliance Boots”) that Walgreens did not previously own (the “Second Step Transaction”) in exchange for £3.133 billion in cash and 144,333,468 shares of WBA common stock pursuant to the Purchase and Option Agreement dated June 18, 2012, as amended (the “Purchase and Option Agreement”). Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method immediately upon completion of the Second Step Transaction. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The consolidated financial statements (and other data) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods after the closing of the Reorganization and the Second Step Transaction on December 31, 2014.

References to the “Company” refer to Walgreens Boots Alliance and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to the predecessor registrant Walgreens and its subsidiaries, except as otherwise indicated or the context otherwise requires.

Note 2.  Basis of Presentation
The consolidated condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The Consolidated Condensed Balance Sheets as of May 31, 2015 and August 31, 2014, the Consolidated Condensed Statement of Equity for the nine month period ended May 31, 2015, the Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Comprehensive Income for the three and nine month periods ended May 31, 2015 and 2014, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2015 and 2014, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 2014.

In the opinion of the Company, the consolidated condensed financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. Because of the acquisition of Alliance Boots, influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms and other factors on the Company’s operations, net earnings for any interim period may not be comparable to the same interim period in previous years or indicative of net earnings for the full fiscal year. In addition, the positive impact on gross profit margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on the Company’s Retail Pharmacy USA segment’s sales, gross profit margins and gross profit dollars.

As part of the Second Step Transaction, the Company acquired the remaining 27.5% noncontrolling interest in Walgreens Boots Alliance Development GmbH (“WBAD”), a 50/50 joint venture between the Company and Alliance Boots. The Company already owned a 50% direct ownership in WBAD and indirectly owned an additional ownership interest through its previous 45% investment in Alliance Boots, representing a direct and indirect economic interest of 72.5%. The Company’s acquisition of the remaining 27.5% effective ownership in WBAD as part of the Second Step Transaction was accounted for as an equity transaction as it has historically been consolidated by the Company. On January 1, 2015, WBAD Holdings Limited sold 320 common shares of WBAD, representing approximately 5% of the equity interests in WBAD, to Alliance Healthcare Italia Distribuzione S.p.A. (“AHID”), which is not a member of the Company’s consolidated group. Under certain circumstances, AHID has the right to put, and WBAD Holdings Limited has the right to call, the 320 common shares of WBAD currently owned by AHID for a purchase price of $100,000.

Immediately prior to the completion of the Second Step Transaction, the Company held a 45% equity interest in Alliance Boots and recorded its proportionate share of equity income in Alliance Boots in the Company’s consolidated financial statements on a three-month reporting lag. Following the Second Step Transaction, the Company eliminated the three-month reporting lag and applied this change retrospectively as a change in accounting principle in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. See Note 3, Change in Accounting Policy for further information.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ. For a discussion of the Company’s significant accounting policies, please see the Walgreens Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 2014. The additional accounting policies outlined below are incremental and incorporate the inclusion of the Alliance Boots operations.

Consolidation
The consolidated condensed financial statements include all majority-owned subsidiaries. Investments in less than majority-owned companies in which the Company does not have a controlling interest, but does have significant influence are accounted for as equity method investments. All intercompany transactions have been eliminated.

Restricted Cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of May 31, 2015, the amount of such restricted cash was $187 million. There was no restricted cash as of August 31, 2014.

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

The Company’s Retail Pharmacy USA segment inventory is accounted for using the last-in-first-out (“LIFO”) method. At May 31, 2015 and August 31, 2014, Retail Pharmacy USA segment inventories would have been greater by $2.4 billion and $2.3 billion, respectively, if they had been valued on a lower of first-in-first-out (“FIFO”) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.

The Company’s Retail Pharmacy International and Pharmaceutical Wholesale segments’ inventory is accounted for using the FIFO method, except for retail inventory in the Retail Pharmacy International segment, which is primarily determined using the retail inventory method. Under the retail inventory method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory across groupings of similar items. Current owned retail valuation represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. Inherent in the retail method calculation are certain management judgments and estimates including initial mark-up, markdowns and shrinkage, which can impact the owned retail valuation and, therefore, the ending inventory valuation at cost.

Vendor Allowances and Supplier Rebates
Vendor allowances are principally received as a result of purchases, sales or promotion of vendors’ products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those allowances received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, general and administrative expenses to the extent of advertising costs incurred, with the excess treated as a reduction of inventory costs.

Rebates or refunds received by the Company from its suppliers, mostly in cash, are considered as an adjustment of the prices of the supplier’s products purchased by the Company.

Revenue Recognition
Revenue is recognized when: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed or determinable, and (d) collectability is reasonably assured. The following revenue recognition policies have been established for the Company’s reportable segments.

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

Cash receipts or payments on a settlement of a derivative contract are reported in the Consolidated Condensed Statements of Cash Flows consistent with the nature of the underlying hedged item.

For derivative instruments designated as hedges, the Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item. In addition, when the Company determines that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies any gains or losses in accumulated other comprehensive income (loss) to earnings in the Consolidated Condensed Statements of Earnings. When a derivative in a hedge relationship is terminated or the hedged item is sold, extinguished or terminated, hedge accounting is discontinued prospectively.

Pension and Postretirement Benefits
The Company has various defined benefit pension plans that cover some of its foreign employees. The Company also has postretirement healthcare plans that cover qualifying domestic employees. Eligibility and the level of benefits for these plans vary depending participants’ status, date of hire and or length of service. Pension and postretirement expenses and valuations are dependent on assumptions used by third party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors.

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

The Company is subject to routine income tax audits that occur periodically in the normal course of business. U.S. federal, state, local and foreign tax authorities raise questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax benefits associated with the various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to the liability for unrecognized tax benefits in the period in which the Company determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. As of May 31, 2015, approximately $119 million of unrecognized tax benefits were reported as current liabilities, with the balance being classified as long-term liabilities on the Consolidated Condensed Balance Sheets. Based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits will decrease in the next 12 months by up to $119 million, primarily due to expected tax audit settlements in multiple tax jurisdictions. The Company does not expect the settlements to materially impact the Consolidated Condensed Statements of Earnings, the Consolidated Condensed Balance Sheets or the Company’s liquidity.

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

For U.S. dollar functional currency operations, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary balance sheet amounts, which are remeasured from historical exchange rates. Revenues and expenses are recorded at average monthly exchange rates over the period, except for those expenses related to nonmonetary balance sheet amounts, which are remeasured from historical exchange rates. Gains or losses from foreign currency remeasurement and transactions are included in selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. For all periods presented, there were no material operational gains or losses from foreign currency transactions.

Warrants
Walgreens, Alliance Boots and AmerisourceBergen Corporation (“AmerisourceBergen”) entered into a Framework Agreement dated as of March 18, 2013, pursuant to which (1) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7 percent of the then fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described below) in open market transactions; (2) Walgreens and Alliance Boots collectively were issued (a) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017. The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including the Shareholders Agreement and the Transaction Rights Agreement.

Pursuant to the Reorganization and Second Step Transaction discussed in Note 1, Organization, and Note 2, Basis of Presentation, Walgreens and Alliance Boots became wholly owned subsidiaries of WBA effective December 31, 2014. The Company holds all AmerisourceBergen warrants issued to Walgreens and Alliance Boots in its consolidated subsidiaries.

The warrants are valued at the date of issuance and the end of the period using a Monte Carlo simulation. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen’s common stock; AmerisourceBergen’s common stock price; AmerisourceBergen’s equity volatility; the number of shares of AmerisourceBergen’s common stock outstanding; the number of AmerisourceBergen’s employee stock options and the exercise price; and the details specific to the warrants. The Company reports its warrants at fair value within other non-current assets in the Consolidated Condensed Balance Sheets. A deferred credit from the day-one valuation attributable to the warrants granted to Walgreens is being amortized over the life of the warrants. Gains and losses due to changes in the fair value on warrants are recognized in other income in the Consolidated Condensed Statements of Earnings. See Note 10, Financial Instruments, for additional disclosure regarding the Company’s warrants.

3. Change in Accounting Policy
Walgreens historically accounted for its investment and proportionate share of earnings in Alliance Boots utilizing a three-month reporting lag. Concurrent with the completion of the Second Step Transaction, the Company eliminated the three-month reporting lag. The Company determined that the elimination of the three-month reporting lag was preferable because having Alliance Boots and its subsidiaries have the same period-end reporting date improves overall financial reporting as business performance is reflected in the Company’s consolidated financial statements on a more timely basis.

In accordance with ASC Topic 810, Consolidation, a change to eliminate a previously existing reporting lag is considered a change in accounting principle in accordance with ASC Topic 250, Accounting Changes and Error Corrections. Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the consolidated condensed financial statements have been recast to reflect the period specific effects of eliminating the three-month reporting lag. The acquisition of the initial 45% interest was reflected in the Company’s August 31, 2012 balance sheet. The Company’s equity earnings and income statement for the year ended August 31, 2012, were not recasted as the impact was not material.

The elimination of the three-month reporting lag for the equity investment in Alliance Boots resulted in the adjustments as of and for the periods indicated below (in millions, except per share amounts). The impact of the change in accounting policy on the current period financial statements is not material.

	Three Months Ended May 31, 2014			Nine Months Ended May 31, 2014
	As Reported	Adjustments	After Change in Accounting Principle	As Reported	Adjustments	After Change in Accounting Principle

Consolidated Condensed Statements of Earnings
Equity earnings in Alliance Boots	$137	$(2)	$135	$482	$(17)	$465
Operating Income	1,026	(2)	1,024	3,225	(17)	3,208
Earnings Before Income Tax Provision	1,115	(2)	1,113	3,402	(17)	3,385
Income tax provision	351	6	357	1,166	1	1,167
Net Earnings	764	(8)	756	2,236	(18)	2,218
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	722	(8)	714	2,171	(18)	2,153
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – basic	0.76	(0.01)	0.75	2.28	(0.02)	2.26
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	0.75	(0.01)	0.74	2.25	(0.02)	2.23

Consolidated Condensed Statements of Comprehensive Income
Net Earnings	764	(8)	756	2,236	(18)	2,218
Share of other comprehensive income (loss) of Alliance Boots	(19)	68	49	(89)	82	(7)
Cumulative translation adjustments	69	(45)	24	323	(18)	305
Total Other Comprehensive Income	75	23	98	300	64	364
Total Comprehensive Income	839	15	854	2,536	46	2,582
Comprehensive Income Attributable to Walgreens Boots Alliance, Inc.	$797	$15	$812	$2,471	$46	$2,517

	As of August 31, 2014
	As Reported(1)	Adjustments	After Change in Accounting Principle
Consolidated Condensed Balance Sheet
Non-Current Assets:
Equity investment in Alliance Boots	$7,248	$88	$7,336
Total Non-Current Assets	24,920	88	25,008
Total Assets	37,162	88	37,250
Non-Current Liabilities:
Deferred income taxes	1,048	32	1,080
Total Non-Current Liabilities	7,706	32	7,738
Equity:
Retained earnings	22,229	98	22,327
Accumulated other comprehensive income	178	(42)	136
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	20,457	56	20,513
Total Equity	20,561	56	20,617
Total Liabilities and Equity	$37,162	$88	$37,250

	Nine Months Ended May 31, 2014
	As Reported	Adjustments	After Change in Accounting Principle
Consolidated Condensed Statement of Cash Flows
Cash Flows from Operating Activities:
Net earnings	$2,236	$(18)	$2,218
Deferred income taxes	218	1	219
Equity earnings in Alliance Boots	(482)	17	(465)

(1)	Due to the adoption of Accounting Standards Update 2015-03, Interest – Imputation of Interest, all reported periods include debt issuance costs as a contra-liability. This impacts the August 31, 2014 Consolidated Condensed Balance Sheet by reducing non-current assets and non-current liabilities by $20 million.

The cumulative effect of eliminating the three-month reporting lag was recorded as an after-tax increase to retained earnings of $98 million as of September 1, 2013, the first day of the Company’s 2014 fiscal year.

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

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. The Company has entered into several sale-leaseback transactions. For the nine month periods ended May 31, 2015 and 2014, the Company recorded proceeds from sale-leaseback transactions of $867 million and $144 million, respectively. In some of these transactions, the Company negotiated fixed rate renewal options which constitute a form of continuing involvement, resulting in the assets remaining on the balance sheet and a corresponding finance lease obligation.

Annual minimum rental commitments under all leases having an initial or remaining non-cancelable term of more than one year are shown below (in millions):

	Financing Obligation	Capital Lease	Operating Lease
2015	$19	$68	$3,110
2016	18	65	3,028
2017	18	62	2,988
2018	18	59	2,755
2019	18	59	2,572
Later	1,130	880	24,020
Total Minimum Lease Payments	$1,221	$1,193	$38,473

The capital and finance lease amounts include $1.5 billion of imputed interest and executory costs. Total minimum lease payments have not been reduced by minimum sublease rentals of approximately $218 million on leases due in the future under non-cancelable subleases.

In March 2014, the Company’s Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources in a manner intended to increase shareholder value. The Company incurred no pre-tax charges related to this plan in the three month period ended May 31, 2015. For the nine month period ended May 31, 2015, the Company incurred total pre-tax charges of $17 million primarily related to lease termination costs. The Company incurred pre-tax charges of $95 million ($47 million related to lease termination costs and $48 million in asset impairments) for the three and nine month periods ended May 31, 2014. The Company expects to incur no additional costs related to this plan.

On April 8, 2015, the Company’s Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program included plans to close approximately 200 stores across the U.S.; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The Company incurred pre-tax charges of $160 million ($102 million related to asset impairment charges, $34 million in severance and other business transition and exit costs and $24 million in real estate costs) related to the Cost Transformation Program in the three and nine month periods ended May 31, 2015.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. During the three and nine month periods ended May 31, 2015, the Company recorded charges of $34 million and $60 million, respectively, for facilities that were closed or relocated under long-term leases, including stores closed through the Company’s store optimization plan and Cost Transformation Program. This compares to $44 million and $77 million for the three and nine month periods ended May 31, 2014, respectively. These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	May 31, 2015	August 31, 2014
Balance – beginning of period	$257	$123
Provision for present value of non-cancellable lease payments on closed facilities	44	171
Assumptions about future sublease income, terminations and changes in interest rates	(2)	(8)
Interest accretion	18	14
Liability assumed through acquisition of Alliance Boots	13	-
Cash payments, net of sublease income	(52)	(43)
Balance – end of period	$278	$257

The Company remains secondarily liable on 72 leases. The maximum potential undiscounted future payments are $355 million at May 31, 2015. Lease option dates vary, with some extending to 2039.

Rental expense, which includes common area maintenance, insurance and taxes, was as follows (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Minimum rentals	$852	$686	$2,339	$2,020
Contingent rentals	1	1	3	4
Less: Sublease rental income	(15)	(4)	(32)	(16)
	$838	$683	$2,310	$2,008

5. Equity Method Investments
Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method upon completion of the Second Step Transaction on December 31, 2014.  Equity method investments as of May 31, 2015 and August 31, 2014 were as follows (in millions, except percentages):

	May 31, 2015			August 31, 2014
	Carrying Value		Ownership Percentage	Carrying Value	Ownership Percentage
Alliance Boots	$	N/A	100%	$7,336	45%
Other		1,244	12% - 50%	74	30% - 50%
Total		$1,244		$7,410

N/A	Not applicable

Alliance Boots
On August 2, 2012, pursuant to the Purchase and Option Agreement the Company acquired 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of Walgreens common stock.  The Purchase and Option Agreement provided, subject to the satisfaction or waiver of specified conditions, a call option that gave the Company the right, but not the obligation, to acquire the remaining 55% of Alliance Boots in exchange for an additional £3.1 billion in cash as well as an additional 144.3 million Company shares, subject to certain adjustments (the “call option”).  On August 5, 2014, the Purchase and Option Agreement was amended to permit the exercise of the call option beginning on that date, and the Company, through an indirectly wholly-owned subsidiary to which the Company previously assigned its right to the call option, exercised the call option on August 5, 2014. The Company’s equity earnings, initial investment and the call option excluded the Alliance Boots minority interest in Galenica Ltd. (“Galenica”). The Alliance Boots investment in Galenica was distributed to the Alliance Boots shareholders other than Walgreens in May 2013, which had no impact on the Company’s financial results.

Prior to the closing of the Second Step Transaction on December 31, 2014, the Company accounted for its 45% investment in Alliance Boots using the equity method of accounting. Because the underlying net assets in Alliance Boots were denominated in a foreign currency, translation gains or losses had an impact on the recorded value of the Company’s investment. The Company utilized a three-month reporting lag in recording equity income in Alliance Boots, which was eliminated on December 31, 2014 (See Note 3, Change in Accounting Policy). The Company’s share of Alliance Boots earnings was recorded as Equity earnings in Alliance Boots in the Consolidated Condensed Statements of Earnings. The Company’s investment was recorded as Equity investment in Alliance Boots in the Consolidated Condensed Balance Sheets.

The Company’s initial investment in Alliance Boots exceeded its proportionate share of the net assets of Alliance Boots by $2.4 billion. This premium of $2.4 billion was recognized as part of the carrying value in the Company’s equity investment in Alliance Boots. The difference was primarily related to the fair value of Alliance Boots indefinite-lived intangible assets and goodwill. The Company’s equity method income from the investment in Alliance Boots was adjusted to reflect the amortization of fair value adjustments in certain definite lived assets of Alliance Boots. The Company’s incremental amortization expense associated with the Alliance Boots investment was zero and $14 million for the three and nine month periods ended May 31, 2015, respectively, and $11 million and $31 million for the three and nine month periods ended May 31, 2014, respectively. The incremental amortization expense was recorded as a reduction in equity earnings from Alliance Boots for all periods prior to closing of the Second Step Transaction on December 31, 2014.

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

Other Equity Method Investments
Other equity method investments primarily relate to equity method investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China and the equity method investment retained through the sale of Walgreens Infusion Services in April 2015. Also included are additional investments in pharmaceutical wholesaling and distribution, retail pharmacy and our hearing care operator and the equity method investment retained through the sale of Take Care Employer in fiscal 2014. Equity investments of the Company are recorded within other noncurrent assets on the Consolidated Condensed Balance Sheets. The Company reported $7 million and $15 million of equity earnings in equity method investments for the three and nine month periods ended May 31, 2015, respectively. Equity earnings from the historical Walgreens equity method investments for the three and nine month periods ended May 31, 2014, respectively were immaterial. The Company’s share of equity income is reported as post tax earnings from equity method investments, in the Consolidated Condensed Statements of Earnings.

Summarized Financial Information
Summarized financial information for the Company’s equity method investees is as follows:

Balance Sheet (in millions)

	May 31, 2015(1)	August 31, 2014(1)
Current assets	$4,985	$9,074
Noncurrent assets	1,564	22,363
Current liabilities	3,944	9,372
Noncurrent liabilities	819	10,608
Shareholders’ equity (2)	1,786	11,457

Income Statement (in millions)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015(3)	2014(3)	2015(3)	2014(3)

Net sales	$2,884	$9,385	$17,862	$28,485
Gross Profit	181	2,029	3,349	6,084
Net Income	28	320	771	1,091
Share of income from equity method investments(3)	7	137	330	467

(1)  Net assets in foreign equity method investments are translated at their respective May 31, 2015 and August 31, 2014 spot rates.
(2)  Shareholders’ equity at May 31, 2015 and August 31, 2014 includes $163 million and $283 million respectively, related to noncontrolling interests.
(3)  Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method upon completion of the Second Step Transaction on December 31, 2014. Earnings for the three and nine month periods ended May 31, 2015 reflect incremental acquisition-related amortization expense of zero and $14 million ($11 million net of tax), respectively. Incremental acquisition-related amortization expense for the three and nine month periods ended May 31, 2014 were $11 million ($9 million net of tax) and $31 million ($25 million net of tax), respectively. Earnings in foreign equity method investments are translated at their respective average exchange rates.

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

In conjunction with its long-term relationship with AmerisourceBergen, Walgreens acquired shares of AmerisourceBergen through open market transactions totaling $63 million and $493 million, respectively, during the three and nine months ended May 31, 2014. As of May 31, 2015, the Company held 11.5 million shares, approximately 5.2% of AmerisourceBergen’s outstanding common stock at a total fair value of $1.3 billion. The Company’s cumulative cost basis of common shares acquired was $717 million at May 31, 2015.

Pursuant to ASC Topic 320, Investments – Debt and Equity Securities, the Company accounts for the investment in AmerisourceBergen shares as an available-for-sale investment reported at fair value within other non-current assets in the Consolidated Condensed Balance Sheets. As an available-for-sale investment, changes in the fair value are recorded through other comprehensive income. The value of the investment is recorded at the closing price of AmerisourceBergen common stock as of the balance sheet date.

A summary of the cost and fair value of available-for-sale securities, with gross unrealized gains and losses, is as follows (in millions):

	May 31, 2015
	Cost	Unrealized gains	Currency Translation Adjustments	Unrealized losses	Fair value
AmerisourceBergen common stock	$717	$573	$-	$-	$1,290
Other investments	82	4	(2)	-	84
Total available-for-sale investments	$799	$577	$(2)	$-	$1,374

	August 31, 2014
	Cost	Unrealized gains	Currency Translation Adjustments	Unrealized losses	Fair value
AmerisourceBergen common stock	$717	$170	$-	$-	$887
Total available-for-sale investments	$717	$170	$-	$-	$887

For the three and nine month periods ended May 31, 2015 and 2014, there were no sales of available-for-sale investments.

The Company has $84 million of other available-for-sale investments classified within other current assets in the Consolidated Condensed Balance Sheets at May 31, 2015.

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

As a result of the closing of the Second Step Transaction, the Company increased its interest in WBAD, a 50/50 joint venture between Walgreens and Alliance Boots, to 100%. Because Walgreens held, prior to the Second Step Transaction, a 50% direct interest and an additional indirect interest in WBAD through its 45% ownership of Alliance Boots, the financial results of WBAD were fully consolidated into the Walgreens financial statements with the remaining 27.5% effective interest being recorded as a noncontrolling interest. The acquisition of the 27.5% noncontrolling interest was accounted for as an equity transaction with no gain or loss recorded in the statement of earnings under ASC Topic 805, Business Combinations. On January 1, 2015, WBAD Holdings Limited sold 320 common shares of WBAD, representing approximately 5% of the equity interests in WBAD, to Alliance Healthcare Italia Distribuzione S.p.A. (“AHID”), which is not a member of the Company’s consolidated group. Under certain circumstances, AHID has the right to put, and WBAD Holdings Limited has the right to call, the 320 common shares of WBAD currently owned by AHID for a purchase price of $100,000.

The total purchase price of the Second Step Transaction of $15.9 billion included £3.133 billion in cash (approximately $4.9 billion at the December 31, 2014 spot rate of $1.56 to £1.00) and 144.3 million of the Company’s common shares at a fair value of $11.0 billion (based on the December 30, 2014 closing market price of $76.05). Of the total purchase price, $13.3 billion was preliminarily allocated to acquire the 55% ownership interest in Alliance Boots and $2.6 billion was preliminarily allocated to acquire the noncontrolling interest in WBAD. The purchase price attributed to the acquisition of the noncontrolling interest in WBAD was determined based on the relative fair value of Alliance Boots and WBAD, respectively.

The preliminary impact of the equity transaction is as follows (in millions):

Amount
Consideration attributable to WBAD	$2,569
Less: Carrying value of the Company’s pre-existing noncontrolling interest	130
Impact to additional paid in capital	$2,439

As of May 31, 2015, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and therefore the purchase price allocation for Alliance Boots and WBAD has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in material changes. These changes will primarily relate to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified. The following table summarizes the consideration paid to acquire the remaining 55% interest in Alliance Boots and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the Second Step Transaction (in millions).

Consideration paid
Cash	$4,874
Common stock	10,977
Total consideration transferred	15,851
Less: consideration attributed to WBAD	(2,569)
13,282
Fair value of the investment in Alliance Boots held before the Second Step Transaction	8,293
Total consideration	$21,575

Identifiable assets acquired and liabilities assumed including noncontrolling interests
Cash and cash equivalents	$413
Accounts receivable	3,803
Inventories	3,713
Other current assets	894
Property, plant and equipment	3,834
Intangible assets	10,658
Other non-current assets	1,960
Trade accounts payable, accrued expenses and other liabilities	(7,708)
Borrowings	(9,010)
Deferred income taxes	(2,182)
Other non-current liabilities	(396)
Noncontrolling interests	(348)
Total identifiable net assets and noncontrolling interests	5,631
Goodwill	$15,944

Significant changes from the preliminary purchase price valuation at February 28, 2015 include a reduction in identified intangible assets based on updated financial information, lower deferred income taxes as a result of the decrease in identified intangible assets and increases in equity investments and noncontrolling interests based on updated financial information. The preliminary purchase price allocation will be subject to further refinement and may result in material changes.

As a result of the Company acquiring the remaining 55% interest in Alliance Boots, the Company’s previously held 45% interest was remeasured to fair value, resulting in a gain of $706 million. This gain has been recognized as Gain on previously held equity interest in the Consolidated Condensed Statements of Earnings. This gain is preliminary and may be subject to change as the Company finalizes purchase accounting.

The fair value of the previously held equity interest of $8.3 billion in Alliance Boots was determined using the Income Approach methodology.  The fair value measurement of the previously held equity interest is based on significant inputs not observable in the market, and thus represents a Level 3 measurement. The fair value estimates for the previously held equity interest are based on (a) projected discounted cash flows, (b) historical and projected financial information, and (c) synergies including cost savings, as relevant, that market participants would consider when estimating the fair value of the previously held equity interest in Alliance Boots. The fair value for trade names and trademarks was determined using the relief from royalty method of the income approach; pharmacy licenses and customer relationships used the excess earnings method of the income approach; and loyalty card holders used the incremental cash flow method which is a form of the income approach. Personal property fair values were determined primarily using the indirect cost approach, while real property fair values were determined using the income, market and/or cost approach.

The preliminary identified definite and indefinite lived intangible assets were as follows:

Definite-Lived Intangible Assets	Weighted-Average Useful Life (in years)	Amount (in millions)
Customer relationships	12	$1,329
Loyalty card holders	12	756
Trade names and trademarks	10	303
Favorable lease interests	3	92
Total		$2,480

Indefinite-Lived Intangible Assets	Amount (in millions)
Trade names and trademarks	$5,608
Pharmacy licenses	2,570
Total	$8,178

The preliminary goodwill of $15.9 billion arising from the Second Step Transaction consists of expected purchasing synergies, operating efficiencies by benchmarking performance and applying best practices across the combined company, consolidation of operations, reductions in selling, general and administrative expenses and combining workforces. The Company determined that the preliminary goodwill should be allocated across all segments because each segment will benefit from synergies related to the acquisition that will increase each segment’s overall profitability. The Company determined that $4.9 billion of preliminary goodwill arising from synergies was directly attributable to the Retail Pharmacy USA segment. The Company also allocated $3.7 billion of preliminary goodwill from the acquisition to the Retail Pharmacy USA segment based on a with and without analysis whereby the difference between the fair value of a segment before the acquisition and its fair value after the acquisition represents the amount of goodwill assigned to that segment. Of the remaining preliminary goodwill, $3.9 billion was allocated to the Retail Pharmacy International segment and $3.5 billion was allocated to the Pharmaceutical Wholesale segment. The allocation of the goodwill to the individual reporting units within the respective segments has not been completed. Substantially all of the goodwill recognized is not expected to be deductible for income tax purposes.

The Company incurred legal and other professional services costs related to the Second Step Transaction, which were included in selling, general and administrative expenses, of $4 million and $87 million for the three and nine month periods ended May 31, 2015.

The preliminary fair value of the assets acquired includes inventory having an estimated fair value of $3.7 billion. This fair value includes a $106 million fair value adjustment to capitalize the estimated profit in acquired finished goods inventory as of the date of the Second Step Transaction, which was expensed to cost of sales over the first inventory turn. The Company recorded zero and $106 million of expense related to the fair value adjustment for the three and nine month periods ended May 31, 2015, respectively.

The following table presents supplemental unaudited condensed pro forma consolidated statements of earnings for 2015 and 2014 as if the Second Step Transaction had occurred on September 1, 2013, the first day of the Company’s fiscal 2014. As described in Note 3, Change in Accounting Policy, the information has been presented without a lag. The unaudited condensed pro forma statements reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing, transaction costs and the related income tax effects. The unaudited condensed pro forma statements do not include any anticipated synergies which may be achievable subsequent to the date of the Second Step Transaction. The unaudited condensed pro forma statements also exclude certain non-recurring items such as the gain on Walgreens previously held 45% investment in Alliance Boots and other transaction related costs. Accordingly, the unaudited condensed pro forma results have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the Second Step Transaction occurred at the beginning of the periods presented or the results which may occur in the future.

	Pro forma Three months ended May 31,		Pro forma Nine months ended May 31,
	2015	2014	2015	2014
(in millions, except per share amounts)
Net sales	$28,795	$28,740	$87,969	$85,739
Net earnings	1,302	952	3,955	2,940

Net earnings per common share:
Basic	$1.19	$0.87	$3.85	$2.68
Diluted	1.18	0.86	3.81	2.65

Actual results from Alliance Boots operations included in the Consolidated Condensed Statements of Earnings since December 31, 2014, the date of the Second Step Transaction, are as follows (in millions, except per share amounts):

	Three months ended May 31, 2015	Nine months ended May 31, 2015
(in millions, except per share amounts)
Net sales	$8,370	$13,895
Net earnings	487	817

Net earnings per common share:
Basic	$0.45	$0.80
Diluted	0.44	0.79

Other Acquisitions
The aggregate purchase price of all businesses, excluding Alliance Boots, net of cash received was $112 million for the nine month period ended May 31, 2015. These acquisitions added $22 million to goodwill and $78 million to intangible assets, primarily pharmacy files. The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed. Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward. Pro forma results of the Company, assuming all of the other acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

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

Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Total
August 31, 2014	$2,359	$-	$-	$2,359
Acquisitions	8,588	3,918	3,460	15,966
Sale of business(1)	(706)	-	-	(706)
Other(2)	(3)	-	-	(3)
Currency translation adjustments	-	(116)	(139)	(255)
May 31, 2015	$10,238	$3,802	$3,321	$17,361

(1)	Represents goodwill associated with Walgreens Infusion Services business which was sold on April 7, 2015.
(2)	Other primarily represents immaterial purchase accounting adjustments for prior year Company acquisitions.

As a result of the Second Step Transaction, the Company recorded $15.9 billion of goodwill and $10.7 billion of intangible assets in conjunction with the preliminary purchase accounting. See Note 7, Acquisitions for additional information regarding the transaction.

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	May 31, 2015	August 31, 2014
Gross Amortizable Intangible Assets
Purchased prescription files	$866	$1,079
Favorable lease interests	378	382
Purchasing and payer contracts	94	301
Non-compete agreements	151	151
Trade names and trademarks	453	191
Customer relationships	1,435	-
Loyalty card holders	735	-
Other amortizable intangible assets	55	4
Total gross amortizable intangible assets	4,167	2,108

Accumulated amortization
Purchased prescription files	436	474
Favorable lease interests	198	174
Purchasing and payer contracts	63	145
Non-compete agreements	83	70
Trade names and trademarks	63	69
Customer relationships	100	-
Loyalty card holders	26	-
Other amortizable intangible assets	2	4
Total accumulated amortization	971	936
Total amortizable intangible assets, net	$3,196	$1,172

Indefinite Lived Intangible Assets
Trade names and trademarks	$5,509	$8
Pharmacy licenses	2,524	-
Total indefinite lived intangible assets	$8,033	$8

Total intangible assets, net	$11,229	$1,180

The carrying amount of amortizable intangible assets and accumulated amortization includes negative currency translation adjustments of $84 million and $3 million, respectively, as of May 31, 2015.

The carrying amount of indefinite lived intangible assets includes negative currency translation adjustments of $145 million as of May 31, 2015.

Amortization expense for intangible assets was $104 million and $368 million for the three and nine months ended May 31, 2015, respectively and $71 million and $214 million for the three and nine months ended May 31, 2014, respectively.

Estimated annual amortization expense for intangible assets recorded at May 31, 2015 is as follows (in millions):

	2015	2016	2017	2018	2019
Estimated annual amortization expense:	$482	$425	$380	$342	$318

9. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt consist of the following (all amounts are presented in millions of U.S. dollars. Debt issuances are denominated in U.S. dollars, unless otherwise noted):

	May 31, 2015	August 31, 2014
Short-Term Borrowings(1)
Current portion of loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	$2	$8
Unsecured variable rate notes due 2016	747	-
1.000% unsecured notes due 2015	-	750
Other(2)	443	16
Total short-term borrowings	$1,192	$774

Long-Term Debt(1)
Unsecured Pound Sterling variable rate term loan due 2019	$2,212	$-
1.800% unsecured notes due 2017	996	994
1.750% unsecured notes due 2017	746	-
5.250% unsecured notes due 2019(3)	1,020	1,007
2.700% unsecured notes due 2019	1,242	-
2.875% unsecured Pound Sterling notes due 2020(4)	607	-
3.300% unsecured notes due 2021	1,240	-
3.100% unsecured notes due 2022	1,192	1,192
3.800% unsecured notes due 2024	1,985	-
3.600% unsecured Pound Sterling notes due 2025(4)	455	-
2.125% unsecured Euro notes due 2026(5)	817	-
4.500% unsecured notes due 2034	494	-
4.400% unsecured notes due 2042	492	491
4.800% unsecured notes due 2044	1,491	-
Loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	33	40
Other(6)	35	-
	15,057	3,724
Less: current maturities	2	8
Total long-term debt	$15,055	$3,716

(1)	All notes are presented net of unamortized discount and debt issuance costs, where applicable.
(2)
Other short-term borrowings represent a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various foreign currencies including $46 million of U.S. dollar equivalent bank overdrafts.

(3)	Also includes interest rate swap fair market value adjustments, see Note 11, Fair Value Measurements for additional fair value disclosures.
(4)	Pound Sterling denominated notes are translated at the May 31, 2015 spot rate of $1.53 to one British Pound Sterling.
(5)	Euro denominated notes are translated at the May 31, 2015 spot rate of $1.10 to one Euro.
(6)	Other long-term debt represents a mix of fixed and variable rate borrowings in various foreign currencies with various maturities.

Extinguishment of Debt Assumed in Second Step Transaction
As a result of the Second Step Transaction (see Note 7, Acquisitions), the Company assumed $9.0 billion of Alliance Boots existing debt. In January 2015, the Company repaid substantially all of the assumed debt with proceeds from the November 2014 debt issuances described below.

$8.0 Billion Note Issuance
On November 18, 2014, WBA received net proceeds (after deducting underwriting discounts and estimated offering expenses) of $7.9 billion from a public offering of notes with varying maturities and interest rates, the majority of which are fixed rate. The notes are unsecured, unsubordinated debt obligations of WBA and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA from time to time outstanding. The notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens as described below. See Note 22, Subsequent Events. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses, were $44 million. The fair value of the notes as of May 31, 2015 was $8.0 billion. Fair value for these notes was determined based upon quoted market prices.

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
$8,000

Walgreens Guarantee
The Walgreens guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens from time to time outstanding. See Note 22, Subsequent Events. The purpose of the guarantee is to protect the WBA notes against structural subordination to certain indebtedness of Walgreens. The Walgreens guarantee will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged, if and when (i) the aggregate outstanding principal amount of Capital Markets Indebtedness (as defined), including the Existing Notes (as defined), and Commercial Bank Indebtedness (as defined), in each case, of Walgreens is less than $2.0 billion and (ii) Walgreens does not guarantee any Capital Markets Indebtedness (other than the notes or the Euro/Sterling Notes (as defined)) or Commercial Bank Indebtedness, in each case, of WBA. In addition, the Walgreens guarantee will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged, with respect to any series of outstanding notes, upon (i) repayment of such series of outstanding notes in full, (ii) the satisfaction and discharge of the indenture with respect to such series of outstanding notes or (iii) the defeasance or covenant defeasance of such series of outstanding notes in accordance with the terms of the indenture. Once released in accordance with its terms, the Walgreens guarantee will not subsequently be required to be reinstated.

Redemption Option
WBA may redeem (a) the notes due 2017, at any time in whole or from time to time in part, (b) the notes due 2019, at any time prior to October 18, 2019 in whole or from time to time prior to October 18, 2019 in part, (c) the notes due 2021, at any time prior to September 18, 2021 in whole or from time to time prior to September 18, 2021 in part, (d) the notes due 2024, at any time prior to August 18, 2024 in whole or from time to time prior to August 18, 2024 in part, (e) the notes due 2034, at any time prior to May 18, 2034 in whole or from time to time prior to May 18, 2034 in part, and (f) the notes due 2044, at any time prior to May 18, 2044 in whole or from time to time prior to May 18, 2044 in part, in each case, at WBA’s option for the sum of accrued and unpaid interest plus a redemption price equal to the greater of:

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

£700 Million and €750 Million Notes Issuance
On November 20, 2014, WBA issued three series of debt securities denominated in Euros and Pound Sterling in a public offering, each with varying maturities and interest rates. Interest on all notes is payable annually on November 20, commencing on November 20, 2015. The notes are unsecured, unsubordinated debt obligations of WBA and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA from time to time outstanding. The notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens as described below. See Note 22, Subsequent Events. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses, were $11 million. The fair value of the notes as of May 31, 2015 was $1.9 billion. Fair value for these notes was determined based upon quoted market prices.

The following table details each tranche of Euro and Pound Sterling notes issued:

Notes Issued (in millions)	Maturity Date	Interest Rate
Euro Notes:
€750	November 20, 2026	Fixed 2.125%

Pound Sterling Notes:
£400	November 20, 2020	Fixed 2.875%
300	November 20, 2025	Fixed 3.600%
£700

Walgreens Guarantee
The Walgreens guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens from time to time outstanding. See Note 22, Subsequent Events. The purpose of the guarantee is to protect the WBA notes against structural subordination to certain indebtedness of Walgreens. The Walgreens guarantee will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged, if and when (i) the aggregate outstanding principal amount of Capital Markets Indebtedness (as defined), including the Existing Notes (as defined), and Commercial Bank Indebtedness (as defined), in each case, of Walgreens is less than $2.0 billion and (ii) Walgreens does not guarantee any Capital Markets Indebtedness (other than the notes or the U.S. Dollar Notes (as defined)) or Commercial Bank Indebtedness, in each case, of WBA. In addition, the Walgreens guarantee will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged, with respect to any series of outstanding notes, upon (i) repayment of such series of outstanding notes in full, (ii) the satisfaction and discharge of the indenture with respect to such series of outstanding notes or (iii) the defeasance or covenant defeasance of such series of outstanding notes in accordance with the terms of the indenture. Once released in accordance with its terms, the Walgreens guarantee will not subsequently be required to be reinstated.

Redemption Option
WBA may redeem (a) the Euro notes, at any time prior to August 20, 2026 in whole or from time to time prior to August 20, 2026 in part, (b) the Pound Sterling notes due 2020, at any time prior to October 20, 2020 in whole or from time to time prior to October 20, 2020 in part, and (c) the Pound Sterling notes due 2025, at any time prior to August 20, 2025 in whole or from time to time prior to August 20, 2025 in part, in each case, at WBA’s option for the sum of accrued and unpaid interest plus at a redemption price equal to the greater of:

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

The following table details each tranche of outstanding notes as of May 31, 2015:

Notes Issued (in millions)	Maturity Date	Interest Rate	Interest Payment Dates
$1,000	September 15, 2017	Fixed 1.800%	March 15 and September 15; commencing on March 15, 2013
1,200	September 15, 2022	Fixed 3.100%	March 15 and September 15; commencing on March 15, 2013
500	September 15, 2042	Fixed 4.400%	March 15 and September 15; commencing on March 15, 2013
$2,700

The fair value of the notes as of May 31, 2015 and August 31, 2014 was $2.7 billion and $3.4 billion, respectively. Fair value for these notes was determined based upon quoted market prices.

Redemption Option and Change in Control
Walgreens may redeem the fixed rate notes at its option, at any time in whole, or from time to time in part, at a redemption price equal to the greater of: (a) 100% of the principal amount of the notes being redeemed; and (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the applicable series of notes), plus 12 basis points for the notes due 2015, 20 basis points for the notes due 2017, 22 basis points for the notes due 2022 and 25 basis points for the notes due 2042. See Note 22, Subsequent Events. If a change of control triggering event occurs, Walgreens will be required, unless it has exercised its right to redeem the notes, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to the date of repurchase.

$1.0 Billion Note Issuance
On January 13, 2009, Walgreens issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of Walgreens. On December 31, 2014, WBA fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of WBA and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA. The notes are not convertible or exchangeable. Total issuance costs relating to this offering including underwriting discounts and fees, were $8 million. The fair value of the notes as of May 31, 2015 and August 31, 2014 was $1.1 billion and $1.1 billion, respectively. Fair value for these notes was determined based upon quoted market prices.

Redemption Option and Change in Control
Walgreens may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (a) 100% of the principal amount of the notes to be redeemed; or (b) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate (as defined in the applicable series of notes), plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption. See Note 22, Subsequent Events. If a change of control triggering event occurs, unless Walgreens has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.

Other Borrowings
The Company periodically borrows under its commercial paper program and may continue to borrow under it in future periods. There were no commercial paper borrowings outstanding at May 31, 2015 or May 31, 2014. The Company had average daily short-term borrowings of $110 million of commercial paper outstanding at a weighted average interest rate of 0.52% for the nine month period ended May 31, 2015. For the nine month period ended May 31, 2014, the Company had average daily short-term borrowings of $5 million of commercial paper outstanding at a weighted average interest rate of 0.23%.

On November 10, 2014, WBA and Walgreens entered into a term loan credit agreement (the “Term Loan Agreement”) which provides the ability to borrow up to £1.45 billion on an unsecured basis. As of May 31, 2015, the Company has borrowed £1.45 billion ($2.2 billion at the May 31, 2015 spot rate of $1.53 to £1) under the Term Loan Agreement. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on the Company’s credit ratings.

On November 10, 2014, WBA and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing prior Walgreens agreements dated July 20, 2011 and July 23, 2012. The new unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit.  On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at WBA’s option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on the Company’s credit ratings. The Company’s ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants. The covenants require the Company to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments. Total upfront fees related to the Term Loan Agreement and Revolving Credit Agreement were $14 million. The Company pays a facility fee to the financing banks to keep these lines of credit active. At May 31, 2015, there were no borrowings or letters of credit issued against the revolving credit facility.

On December 19, 2014, WBA and Walgreens entered into a Revolving Credit Agreement (the “364-Day Credit Agreement”) with the lenders party thereto. The 364-Day Credit Agreement is a 364-day unsecured, multicurrency revolving facility. The aggregate commitment of all lenders under the 364-Day Credit Agreement is $750 million. At May 31, 2015, there were no borrowings against the 364-Day Credit Agreement.

Walgreens as co-obligor guarantees the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Walgreens Boots Alliance under the Term Loan Agreement, the Revolving Credit Agreement, and the 364-Day Credit Agreement, which guarantee will remain in full force and effect until certain conditions are met. See Note 22, Subsequent Events.

10. Financial Instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.  As a result of the Second Step Transaction, the Company acquired all the derivative instruments held by Alliance Boots at their acquisition date fair values.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of May 31, 2015, excluding warrants which are presented separately in this footnote, were as follows (in millions):

	Notional(1)	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$1,000	$29	Other non-current assets
Derivatives not designated as hedges:
Interest rate swaps	1,528	-	Other current assets
Interest rate caps	3,830	-	Other current assets
Foreign currency forwards	1,768	11	Other current assets
Foreign currency forwards	364	13	Other current liabilities
Basis swap	2	-	Other current assets

(1)	Amounts are presented in U.S. dollar equivalents.

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

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk were recognized as follows (in millions):

	Location in Consolidated Condensed Statements of Earnings	Three Months Ended May 31,		Nine Months Ended May 31,
		2015	2014	2015	2014
Interest rate swaps	Interest expense, net	$7	$7	$13	$26
Notes	Interest expense, net	(7)	(8)	(13)	(25)

The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 9, Short-Term Borrowings and Long-Term Debt). At May 31, 2015 and August 31, 2014, the cumulative fair value adjustments resulted in an increase in long-term debt of $25 million and $12 million, respectively. No material gains or losses were recorded from ineffectiveness during the three and nine month periods ended May 31, 2015 or during the three and nine month periods ended May 31, 2014.

Cash Flow Hedges
In fiscal 2014, the Company entered into a series of forward starting interest rate swap transactions locking in the then current three-month LIBOR interest rate on $1.5 billion of the then anticipated issuance of debt, with expected maturity tenures of 10 and 30 years. The swap transactions were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on the then forecasted debt due to changes in the benchmark interest rates. In November 2014, in conjunction with the issuance of the $2.0 billion notes maturing in fiscal 2024 and the $1.5 billion notes maturing in fiscal 2044, the Company terminated these forward starting interest rate swaps, locking in the effective yields on the related debt. A cash payment of $45 million was made to settle the 10-year swap and a cash payment of $18 million was made to settle the 30-year swap in November 2014. The changes in fair value of the swaps until their termination were included in other comprehensive income, and any ineffectiveness was recorded directly to interest expense in the Consolidated Condensed Statements of Earnings. The cumulative changes included in other comprehensive income will be amortized into earnings in the same periods during which interest expense on the identified debt is recognized.

As a result of the Second Step Transaction, the Company assumed $9.0 billion of Alliance Boots existing debt, a portion of which was hedged using interest rate swaps and interest rate caps. In January 2015, the Company repaid substantially all of the assumed debt and simultaneously terminated swaps converting £1.0 billion of outstanding debt from floating to fixed rates with no material gain or loss recognized. At May 31, 2015, £1.0 billion of floating to fixed rate swaps with no material fair value remain outstanding. The swaps mature in July 2015 and are not designated as hedging instruments. Interest rate caps with notional principal amounts of £1.5 billion and €2.0 billion to protect the Company from rising interest rates on the corresponding amounts of assumed Alliance Boots existing debt were in place on completion of the Second Step Transaction. In January 2015, interest rate caps with an aggregate notional principal of €600 million were terminated with no material gain or loss recognized. The remaining caps mature in July 2015, have no material fair value and are not designated as hedging instruments.

There were no material gains and losses due to the change in fair value of derivatives designated as cash flow hedges recognized in other comprehensive income during the three and nine month periods ended May 31, 2015 and 2014.

In addition, the Company acquired a basis swap held by Alliance Boots which is designated as a hedge of future contracted interest payments on Unidades de Fomento (“UF”) denominated bonds in Chile. The basis swap matured in May 2015.

No portion of the derivatives designated as cash flow hedges was excluded from hedge assessment. No material gains or losses were recorded in earnings from ineffectiveness during the three and nine month periods ended May 31, 2015 or during the three and nine month periods ended May 31, 2014.

Derivatives not Designated as Hedges
The Company enters into derivative transactions that are not designated as accounting hedges.  These derivative instruments are economic hedges of interest rate and foreign currency risks. The gains and losses due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

	Location in Consolidated Condensed Statements of Earnings	Three Months Ended May 31, 2015	Nine Months Ended May 31, 2015
Interest rate swaps	Interest expense, net	$-	$1
Foreign currency forwards	Selling, general and administrative expense	49	38
Second Step Transaction foreign currency forwards	Other income	-	(166)
Foreign currency forwards	Other income	7	17

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

The Company reports its warrants at fair value. The fair value and balance sheet presentation of warrants was as follows (in millions):

	Location in Consolidated Condensed Balance Sheets	May 31, 2015	August 31, 2014
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$2,679	$553

The gains and losses due to changes in fair value of the warrants recognized in earnings were as follows (in millions):

	Location in Consolidated Condensed Statements of Earnings	Three Months Ended May 31,		Nine Months Ended May 31,
		2015	2014	2015	2014
Warrants	Other income	$449	$119	$1,298	$275

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2015	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$187	$187	$-	$-
Money market funds (2)	3,181	3,181	-	-
Available-for-sale investments (3)	1,374	1,374	-	-
Interest rate swaps (4)	29	-	29	-
Foreign currency forwards (5)	11	-	11	-
Warrants (6)	2,679	-	2,679	-
Liabilities:
Foreign currency forwards (5)	13	-	13	-

	August 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds (2)	$1,879	$1,879	$-	$-
Available-for-sale investments (3)	887	887	-	-
Interest rate swaps (4)	16	-	16	-
Warrants (6)	553	-	553	-
Liabilities:
Forward interest rate swaps (7)	44	-	44	-

(1)	Restricted cash consists of deposits restricted under agency agreements and cash restricted by law and other obligations.
(2)	Money market funds are valued at the closing price reported by the fund sponsor.
(3)	Fair values of quoted investments are based on current bid prices as of the balance sheet dates. See Note 6, Available-for-Sale Investments for additional disclosures.
(4)	The fair value of interest rate swaps is calculated by discounting the estimated cash flows received and paid based on the applicable observable yield curves. See Note 10, Financial Instruments for additional disclosures.
(5)	The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.
(6)	Warrants were valued using a Monte Carlo simulation. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen’s common stock; AmerisourceBergen’s common stock price at the valuation date; AmerisourceBergen’s equity volatility; the number of shares of AmerisourceBergen’s common stock outstanding; the number of AmerisourceBergen employee stock options and the exercise price; and the details specific to the warrants.
(7)	Forward interest rate swaps were valued using three-month LIBOR rates. See Note 10, Financial Instruments for additional disclosures.

There were no transfers between levels for the three and nine months ended May 31, 2015 and 2014.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the consolidated financial statements.  Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as Level 1. See Note 9, Short-Term Borrowings and Long-Term Debt for further details. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

12. Commitments and Contingencies
The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company’s business, including the matters described below. Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. Gain contingencies, if any, are recognized when they are realized. The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company believes that its defenses and assertions in pending legal proceedings have merit, and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s consolidated financial position. However, substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.

On a quarterly basis, the Company assesses its liabilities and contingencies for outstanding legal proceedings and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is probable that a loss will be incurred and that the amount of such loss can be reasonably estimated. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts reserved due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s consolidated financial statements in a future fiscal period. Management’s assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company which are not presently known. Adverse rulings or determinations by judges, juries, governmental authorities or other parties could also result in changes to management’s assessment of current liabilities and contingencies. Accordingly, the ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved.

On December 5 and 12, 2014, putative shareholders filed class actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors, Walgreen Co., and Walgreens Boots Alliance, Inc. arising out of the Company’s definitive proxy statement/prospectus filed with the SEC in connection with the special meeting of Walgreens shareholders on December 29, 2014. The actions assert claims that the definitive proxy statement/prospectus was false or misleading in various respects. On December 23, 2014, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Walgreens entered into a memorandum of understanding with the plaintiffs in both actions, pursuant to which Walgreens made certain supplemental disclosures. The proposed settlement is subject to, among other things, court approval. On July 8, 2015, the Court preliminarily approved the settlement and set the final approval hearing for November 6, 2015.

On December 29, 2014, a putative shareholder filed a derivative action in federal court in the Northern District of Illinois against certain current and former directors and officers of Walgreen Co., and Walgreen Co. as a nominal defendant, arising out of certain public statements the Company made regarding its fiscal 2016 goals. The action asserts claims for breach of fiduciary duty, waste and unjust enrichment. On April 10, 2015, the defendants filed a motion to dismiss. On May 18, 2015, the case was stayed in light of the securities class action that was filed on April 10, 2015, which is described below.

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff and providing that the lead plaintiff will file an amended complaint by August 17, 2015, and that the defendants will move to dismiss or answer the amended complaint by October 16, 2015.

13. Stock Compensation Plans
The Walgreen Co. Omnibus Incentive Plan (the “Omnibus Plan”) which became effective in fiscal 2013, provides for incentive compensation to the Company’s non-employee directors, officers and employees, and consolidates into a single plan several previously existing equity compensation plans. A total of 60.4 million shares became available for delivery under the Omnibus Plan.

In connection with the Reorganization, the Omnibus Plan was assumed by the Company and each Walgreens stock option, restricted stock unit award, performance share award, deferred stock unit award, and common stock converted automatically into an award with respect to the number of shares of common stock of the Company on a one-for-one basis. The Company’s awards continue to be subject to the same terms and conditions as those that were applicable to such award immediately prior to their conversion. The Company did not record any incremental compensation expense related to the conversion.

The Company did not grant any stock options under the Omnibus Plan for the three month period ended May 31, 2015 compared to 116,478 stock options granted under the Omnibus Plan in the same three month period ended last year. The Company granted 4,117,968 stock options under the Omnibus Plan for the nine month period ended May 31, 2015, compared to 6,651,240 stock options granted under the Omnibus Plan in the same nine month period ended last year. Stock-based compensation expense, which includes stock option, restricted stock unit, and performance share grants, was $21 million for the three month and $86 million for the nine month periods ended May 31, 2015, compared to $33 million and $85 million for the same periods last year. Compensation expense for any individual quarter may not be representative of compensation expense for the entire fiscal year. Stock options granted in the current fiscal year had a weighted-average grant-date fair value of $14.64 using weighted average volatility, dividend yield and expected option life assumptions of 25.51%, 1.79% and 6.68 years, respectively, using the Black Scholes option pricing model. In accordance with ASC Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. The recognized retiree eligible income recorded in the three and nine month periods ended May 31, 2015, was immaterial, compared to expense of $4 million and $12 million for the same periods in the prior year.

The Company granted 5,823 and 1,137,994 restricted stock units under the Omnibus Plan for the three and nine month periods ended May 31, 2015, respectively, compared to 17,749 and 658,758 restricted stock units granted under the Omnibus Plan in the same three and nine month periods last year. Restricted stock units granted in the current fiscal year had a weighted average grant date stock price of $66.09. Dividends issued under the program, paid in the form of additional restricted stock units, totaled 14,097 units for the three months and 51,518 units for the nine months ended May 31, 2015 versus 17,612 units and 58,070 units in the same periods last year. The Company did not grant any performance shares under the Omnibus Plan for the three month period ended May 31, 2015 compared to 2,512 performance shares granted under the Omnibus Plan in the same three month period ended last year. The Company granted 484,011 performance shares under the Omnibus Plan for the nine month period ended May 31, 2015 compared to 705,451 performance shares in the same period last year. Performance shares granted in the current fiscal year had a weighted average grant date stock price of $65.30. In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for restricted stock unit awards and on a straight line basis over a three year performance period, based on performance targets, for performance share awards. For the three and nine month periods ended May 31, 2015, the Company recognized $16 million and $63 million, of expense related to these plans, respectively. In the same periods last year, the Company recognized $17 million and $43 million of expense, respectively.

The intrinsic value for options exercised was $94 million for the three month and $320 million for the nine month periods ended May 31, 2015, respectively. The total fair value of options vested for the three month period ended May 31, 2015 was immaterial. The total fair value of options vested for the nine month period ended May 31, 2015, was $52 million.

Cash received from the exercise of options was $62 million for the three months and $288 million for the nine months ended May 31, 2015, respectively. The related tax benefit realized was $35 million for the three months and $120 million for the nine months ended May 31, 2015, respectively.

14. Retirement Benefits
The Company sponsors several retirement plans, including defined benefit plans, defined contribution plans and a postretirement health plan. Pursuant to the Second Step Transaction, the Company assumed a number of retirement benefit plans in the UK and other countries. The Company valued the assumed pension assets and liabilities on the acquisition date and will use an August 31 annual measurement date for its pension plans.

Defined Benefit Pension Plans (non-US plans)
The principal defined benefit pension plan is the Boots Pension Plan covering certain employees in the United Kingdom (the “Boots Plan”). The Boots Plan is a funded final salary defined benefit plan providing pensions and death benefits to members. The Boots Plan was closed to future accrual effective July 1, 2010 with pensions calculated based on salaries up until that date. The Boots Plan is governed by a trustee board, which is independent of the Company. The plan is subject to a full funding actuarial valuation on a triennial basis. The Company also has two smaller defined benefit plans in the UK, both of which were closed to future accruals effective July 1, 2010. Other defined benefit pension plans include several smaller plans in Germany, France and Guernsey.

The obligation related to the Company’s pension plans was acquired as a result of the Second Step Transaction. The pension costs presented for 2015 represent the costs for the period from December 31, 2014 through May 31, 2015. Prior to December 31, 2014, Alliance Boots was accounted for as an equity method investee and as such, pension costs were included for fiscal 2014 and fiscal 2015 prior to the date of the Second Step Transaction within Equity earnings in Alliance Boots.

Components of net periodic pension cost for the defined benefit pension plans (in millions):

	Boots and Other Pension Plans
	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Service cost	$2	$-	$3	$-
Interest cost	79	-	132	-
Expected return on plan assets	(65)	-	(108)	-
Settlements	(2)	-	(1)	-
Total net periodic pension cost	$14	$-	$26	$-

The Company made cash contributions to its defined benefit pension plans of $132 million from the date of the Second Step Transaction to May 31, 2015 which primarily related to committed deficit funding payments triggered by the Second Step Transaction. The Company plans to contribute an additional $18 million to its defined benefit pension plans in fiscal 2015.

Defined Contribution Plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution, which has historically related to adjusted FIFO earnings before interest and taxes and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors. The profit-sharing provision was an expense of $64 million and $118 million for the three and nine month periods ended May 31, 2015, respectively compared to expense of $74 million and $239 million in the same periods last year.

The Company also assumed a contract based defined contribution arrangement known as the Alliance Boots Retirement Savings Plan, to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings from the date of the Second Step Transaction through May 31, 2015 was $57 million.

Postretirement Healthcare Plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. The Company’s postretirement health benefit plan is not funded.

Components of net periodic benefit cost for the postretirement health benefit plan (in millions):

	Postretirement Health Benefit Plan
	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Service cost	$3	$2	$8	$6
Interest cost	5	4	13	12
Amortization of actuarial loss	4	3	14	9
Amortization of prior service cost	(6)	(6)	(18)	(17)
Total postretirement benefit cost	$6	$3	$17	$10

15. Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were no outstanding options to purchase common shares that were anti-dilutive and excluded from the third quarter earnings per share calculation at May 31, 2015 compared to 5.2 million at May 31, 2014. Anti-dilutive shares excluded from the year to date earnings per share calculation were 3.3 million and 4.6 million in fiscal 2015 and 2014, respectively.

16. Depreciation and Amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Depreciation expense	$339	$267	$906	$787
Intangible asset and other amortization	99	71	358	214
Total depreciation and amortization expense	$438	$338	$1,264	$1,001

As discussed in Note 7, Acquisitions, the Company completed the acquisition of remaining 55% interest in Alliance Boots on December 31, 2014, as a result of which the financial results of Alliance Boots were fully consolidated into the results of the Company. The Company previously accounted for its 45% interest in Alliance Boots as an equity method investment. The total depreciation and amortization expense of the Company for the nine month period ended May 31, 2015 includes the depreciation and amortization expense relating to the preliminary acquisition date fair values of Alliance Boots assets effective as of the date of the Second Step Transaction, including all $106 million of inventory fair value adjustment.

17. Supplemental Cash Flow Disclosures
As a result of the Second Step Transaction, the Company had the following non-cash transactions in the nine month period ended May 31, 2015: $9.0 billion for debt assumed; $11.0 billion for the Company’s common stock issued; $2.6 billion of consideration attributable to WBAD; $8.3 billion related to the fair value of the Company’s 45% investment in Alliance Boots; $25.3 billion in fair value of assets acquired; and $19.7 billion in fair value of liabilities and noncontrolling interests assumed. Significant non-cash transactions for the nine month period ended May 31, 2014 included $322 million for additional capital lease obligations.

Cash interest paid for the nine month period ended May 31, 2015 was $305 million compared to $119 million in the same period in the prior year. Cash paid for income taxes was $961 million and $971 million in the nine month periods ended May 31, 2015 and 2014, respectively.

18. Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three and nine month periods ended May 31, 2015 and 2014 (in millions):

	Post- retirement Liability	Unrecognized Gains on Available-for- Sale Investments	Unrealized Loss on Cash Flow Hedges	Share of Alliance Boots OCI	Currency Translation Adjustments	Total
Balance at February 28, 2015	$6	$296	$(39)	$-	$(331)	$(68)
Other comprehensive income (loss) before reclassification adjustments	(2)	115	2	-	(145)	(30)
Amounts reclassified from accumulated OCI	-	-	(2)	-	-	(2)
Tax benefit (provision)	-	(41)	-	-	-	(41)
Net other comprehensive income (loss)	(2)	74	-	-	(145)	(73)
Balance at May 31, 2015	$4	$370	$(39)	$-	$(476)	$(141)

	Post- retirement Liability	Unrecognized Gains on Available-for- Sale Investments	Unrealized Loss on Cash Flow Hedges	Share of Alliance Boots OCI	Currency Translation Adjustments	Total
Balance at August 31, 2014	$15	$107	$(27)	$(113)	$154	$136
Other comprehensive income (loss) before reclassification adjustments	(12)	412	(16)	(57)	(793)	(466)
Amounts reclassified from accumulated OCI	-	-	(3)	230	80	307
Tax benefit (provision)	1	(149)	7	(60)	83	(118)
Net other comprehensive income (loss)	(11)	263	(12)	113	(630)	(277)
Balance at May 31, 2015	$4	$370	$(39)	$-	$(476)	$(141)

	Post- retirement Liability	Unrecognized Gains on Available-for- Sale Investments	Unrealized Loss on Cash Flow Hedges	Share of Alliance Boots OCI	Currency Translation Adjustments	Total
Balance at February 28, 2014	$69	$36	$-	$(151)	$220	$174
Other comprehensive income (loss) before reclassification adjustments	(3)	63	(21)	75	62	176
Tax benefit (provision)	1	(23)	8	(26)	(38)	(78)
Net other comprehensive income (loss)	(2)	40	(13)	49	24	98
Balance at May 31, 2014	$67	$76	$(13)	$(102)	$244	$272

	Post- retirement Liability	Unrecognized Gains on Available-for- Sale Investments	Unrealized Loss on Cash Flow Hedges	Share of Alliance Boots OCI	Currency Translation Adjustments	Total
Balance at August 31, 2013	$63	$1	$-	$(95)	$(61)	$(92)
Other comprehensive income (loss) before reclassification adjustments	6	120	(21)	(11)	469	563
Tax benefit (provision)	(2)	(45)	8	4	(164)	(199)
Net other comprehensive income (loss)	4	75	(13)	(7)	305	364
Balance at May 31, 2014	$67	$76	$(13)	$(102)	$244	$272

19. Segment Reporting
Prior to December 31, 2014, the Company’s operations were within one reportable segment.  As a result of the closing of the Second Step Transaction on December 31, 2014, (see Note 1, Organization, and Note 2, Basis of Presentation), the Company has realigned its operations into three reportable segments: Retail Pharmacy USA, Retail Pharmacy International, and Pharmaceutical Wholesale. The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s reportable segments. The chief operating decision maker uses operating income to assess segment profitability.

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

The results of operations for each reportable segment include synergy benefits, including WBAD operations and an allocation of corporate-related overhead costs. The “Eliminations and Unallocated Items” column contains corporate-related items not allocable to the reportable segments, as the information is not utilized by the chief operating decision maker to assess segment performance and allocate resources.

The segment information for the three and nine month periods ended May 31, 2015 reflects the operating results of the Company’s new business segments. The Company began recording revenue and expense transactions using the new segments effective January 1, 2015. Beginning January 1, 2015, synergy benefits including WBAD operations have been allocated to the Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale segments on a source of procurement benefit basis. Under this method, the synergy benefits are allocated to the segment whose purchase gave rise to the benefit. A synergy arising on the purchase of an item for use in an entity in the Retail Pharmacy USA segment is recognized in the Retail Pharmacy USA segment and similarly for the Retail Pharmacy International and Pharmaceutical Wholesale segments. Procurement service income related to third parties is recognized in the Pharmaceutical Wholesale segment. Corporate costs have been allocated to segments based on their respective gross profit.

The Company has determined that it is impracticable to restate segment information for the three and nine month periods ended May 31, 2014 as well as to provide disclosures under both the old basis and new basis of reporting for certain items. Specifically, WBAD operations historically have been recorded in the Retail Pharmacy USA segment and not restated as it is impracticable to separate the information to the individual reportable segments. Equity earnings from Alliance Boots prior to the completion of the Second Step Transaction have been recorded within the Retail Pharmacy USA segment. The equity earnings of the 45% interest in Alliance Boots have not been separated into the Retail Pharmacy International and Pharmaceutical Wholesale segments for the prior periods as it is impracticable. Additionally, comparative information has not been restated to reflect the 45% equity interest in Alliance Boots.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Three Months Ended May 31, 2015
Sales to external customers	$20,425	$3,231	$5,139	$-	$28,795
Intersegment sales	-	37	569	(606)	-
Total Sales	20,425	3,268	5,708	(606)	28,795
Cost of sales	14,898	1,875	5,148	(607)	21,314
Gross Profit	5,527	1,393	560	1	7,481
Selling, general and administrative expenses	4,494	1,188	398	-	6,080
Operating Income	$1,033	$205	$162	$1	$1,401

Three Months Ended May 31, 2014
Sales to external customers	$19,401	$-	$-	$-	$19,401
Intersegment sales	-	-	-	-	-
Total Sales	19,401	-	-	-	19,401
Cost of sales	13,961	-	-	-	13,961
Gross Profit	5,440	-	-	-	5,440
Selling, general and administrative expenses	4,551	-	-	-	4,551
Equity earnings in Alliance Boots	135	-	-	-	135
Operating Income	$1,024	$-	$-	$-	$1,024

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Nine Months Ended May 31, 2015
Sales to external customers	$61,027	$5,248	$8,647	$-	$74,922
Intersegment sales	-	67	926	(993)	-
Total Sales	61,027	5,315	9,573	(993)	74,922
Cost of sales	44,458	3,169	8,626	(990)	55,263
Gross Profit	16,569	2,146	947	(3)	19,659
Selling, general and administrative expenses	13,505	1,933	704	-	16,142
Equity earnings in Alliance Boots	315	-	-	-	315
Operating Income	$3,379	$213	$243	$(3)	$3,832

Nine Months Ended May 31, 2014
Sales to external customers	$57,335	$-	$-	$-	$57,335
Intersegment sales	-	-	-	-	-
Total Sales	57,335	-	-	-	57,335
Cost of sales	41,093	-	-	-	41,093
Gross Profit	16,242	-	-	-	16,242
Selling, general and administrative expenses	13,499	-	-	-	13,499
Equity earnings in Alliance Boots	465	-	-	-	465
Operating Income	$3,208	$-	$-	$-	$3,208

Total assets:
May 31, 2015	$41,714	$22,514	$13,043	$(6,627)	$70,644
August 31, 2014	44,255	-	-	(7,005)	37,250

The following table reconciles the operating income from each reportable segment to earnings before interest and income tax provision (in millions):

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Operating income:
Retail Pharmacy USA	$1,033	$1,024	$3,379	$3,208
Retail Pharmacy International	205	-	213	-
Pharmaceutical Wholesale	162	-	243	-
Eliminations/Other	1	-	(3)	-
Gain on previously held equity interest	-	-	706	-
Other income	461	124	1,164	290
Earnings Before Interest and Income Tax provision (EBIT)	$1,862	$1,148	$5,702	$3,498

20. Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest. This ASU requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. Recognition and measurement guidance for debt issuance costs are not affected. This ASU is effective for annual periods beginning after December 15, 2015 (fiscal 2017). As permitted, the Company early adopted this ASU beginning in the third quarter of fiscal 2015. The impact of this ASU reduced non-current assets and long-term debt by $86 million and $20 million at May 31, 2015 and August 31, 2014, respectively. This ASU has no impact on the statement of earnings or statement of cash flows.

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting.  This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014. The adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is expected to be effective for annual periods beginning after December 15, 2017 (fiscal 2019) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (fiscal 2016). Early adoption is permitted provided the disposal was not previously disclosed. This update will not have a material impact on the Company’s reported results of operations and financial position. The impact is non-cash in nature and will not affect the Company’s cash position.

21. Supplemental Guarantor Condensed Consolidating Financial Information
The notes listed below are unsecured, unsubordinated debt obligations of WBA (“Parent Company”) and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA from time to time outstanding. The notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens, a 100% owned subsidiary (“Guarantor Subsidiary”).

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

This condensed consolidating financial information presents intercompany investments using the equity method. Under this method, investments are recorded at cost and adjusted for the ownership share of a subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes. There are no significant restrictions on the ability of the Guarantor Subsidiary to make distributions to the Company. The condensed consolidating financial information of the Guarantor Subsidiary should be read in connection with the Company’s consolidated financial statements and related notes of which this note is an integral part.

STATEMENT OF EARNINGS
(UNAUDITED)
(In millions)

	Three Months Ended May 31, 2015
	Guarantor Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated

Net sales	$14,074	$15,052	$-	$(331)	$28,795

Cost of sales	9,894	11,706	-	(286)	21,314
Gross Profit	4,180	3,346	-	(45)	7,481

Selling, general and administrative expenses	2,938	3,147	40	(45)	6,080
Equity earnings in Alliance Boots	-	-	-	-	-
Operating Income (loss)	1,242	199	(40)	-	1,401

Gain on previously held equity interest	-	-	-	-	-
Other income	-	459	2	-	461
Earnings (loss) before Interest and Income Tax Provision	1,242	658	(38)	-	1,862

Interest expense, net	136	9	6	-	151
Earnings (loss) Before Income Tax Provision	1,106	649	(44)	-	1,711
Income tax provision	496	(70)	(18)	-	408
Post tax earnings from equity method investments	-	7	-	-	7
Equity in income of subsidiaries	172	-	1,336	(1,508)	-
Net Earnings (loss)	782	726	1,310	(1,508)	1,310
Net earnings attributable to noncontrolling interests	-	8	-	-	8
Net Earnings (loss) Attributable to Walgreens Boots Alliance, Inc.	$782	$718	$1,310	$(1,508)	$1,302

STATEMENT OF EARNINGS
(UNAUDITED)
(In millions)

	Three Months Ended May 31, 2014
	Guarantor Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated

Net sales	$13,168	$6,319	$-	$(86)	$19,401

Cost of sales	9,064	4,937	-	(40)	13,961
Gross Profit	4,104	1,382	-	(46)	5,440

Selling, general and administrative expenses	3,059	1,538	-	(46)	4,551
Equity earnings in Alliance Boots	-	135	-	-	135
Operating Income	1,045	(21)	-	-	1,024

Gain on previously held equity interest	-	-	-	-	-
Other income	-	124	-	-	124
Earnings Before Interest and Income Tax Provision	1,045	103	-	-	1,148

Interest expense, net	39	(4)	-	-	35
Earnings Before Income Tax Provision	1,006	107	-	-	1,113
Income tax provision	427	(70)	-	-	357
Equity in income of subsidiaries	177	-	-	(177)	-
Net Earnings (loss)	756	177	-	(177)	756
Net earnings attributable to noncontrolling interests	-	42	-	-	42
Net Earnings (loss) Attributable to Walgreens Boots Alliance, Inc.	$756	$135	$-	$(177)	$714

STATEMENT OF EARNINGS
(UNAUDITED)
(In millions)

	Nine Months Ended May 31, 2015
	Guarantor Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated

Net sales	$41,776	$34,220	$-	$(1,074)	$74,922

Cost of sales	29,054	27,122	-	(913)	55,263
Gross Profit	12,722	7,098	-	(161)	19,659

Selling, general and administrative expenses	11,398	4,912	(7)	(161)	16,142
Equity earnings in Alliance Boots	-	315	-	-	315
Operating Income (loss)	1,324	2,501	7	-	3,832

Gain on previously held equity interest	-	706	-	-	706
Other income (expense)	(166)	1,330	-	-	1,164
Earnings (loss) Before Interest and Income Tax Provision	1,158	4,537	7	-	5,702

Interest expense, net	289	9	52	-	350
Earnings (loss) Before Income Tax Provision	869	4,528	(45)	-	5,352
Income tax provision	306	832	(18)	-	1,120
Post tax earnings from equity method investments	-	15	-	-	15
Equity in income of subsidiaries	1,818	-	4,274	(6,092)	-
Net Earnings (loss)	2,381	3,711	4,247	(6,092)	4,247
Net earnings attributable to noncontrolling interests	-	53	-	-	53
Net Earnings (loss) Attributable to Walgreens Boots Alliance, Inc.	$2,381	$3,658	$4,247	$(6,092)	$4,194

STATEMENT OF EARNINGS
(UNAUDITED)
(In millions)

	Nine Months Ended May 31, 2014
	Guarantor Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated

Net sales	$39,040	$18,597	$-	$(302)	$57,335

Cost of sales	26,663	14,569	-	(139)	41,093
Gross Profit	12,377	4,028	-	(163)	16,242

Selling, general and administrative expenses	10,669	2,993	-	(163)	13,499
Equity earnings in Alliance Boots	-	465	-	-	465
Operating Income	1,708	1,500	-	-	3,208

Gain on previously held equity interest	-	-	-	-	-
Other income	-	290	-	-	290
Earnings Before Interest and Income Tax Provision	1,708	1,790	-	-	3,498

Interest expense, net	129	(16)	-	-	113
Earnings Before Income Tax Provision	1,579	1,806	-	-	3,385
Income tax provision	590	577	-	-	1,167
Equity in income of subsidiaries	1,229	-	-	(1,229)	-
Net Earnings (loss)	2,218	1,229	-	(1,229)	2,218
Net earnings attributable to noncontrolling interests	-	65	-	-	65
Net Earnings (loss) Attributable to Walgreens Boots Alliance, Inc.	$2,218	$1,164	$-	$(1,229)	$2,153

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended May 31, 2015
	Guarantor Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Comprehensive Income

Net Earnings (loss)	$782	$726	$1,310	$(1,508)	$1,310

Other comprehensive income (loss), net of tax:
Postretirement liability	-	(2)	-	-	(2)
Unrealized gain (loss) on cash flow hedges	-	-	-	-	-
Changes in unrecognized gain (loss) on available-for-sale investments	-	74	-	-	74
Share of other comprehensive income (loss) of Alliance Boots	-	-	-	-	-
Currency translation adjustments	-	(149)	-	-	(149)
Other Comprehensive Income (loss) of subsidiaries	(77)	-	(77)	154	-
Total Other Comprehensive Income (loss)	(77)	(77)	(77)	154	(77)
Total Comprehensive Income (loss)	705	649	1,233	(1,354)	1,233

Comprehensive income attributable to noncontrolling interests	-	4	-	-	4
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$705	$645	$1,233	$(1,354)	$1,229

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Nine Months Ended May 31, 2015
	Guarantor Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Comprehensive Income

Net Earnings (loss)	$2,381	$3,711	$4,247	$(6,092)	$4,247

Other comprehensive income (loss), net of tax:
Postretirement liability	(2)	(9)	-	-	(11)
Unrealized gain (loss) on cash flow hedges	(11)	(1)	-	-	(12)
Changes in unrecognized gain (loss) on available-for-sale investments	-	263	-	-	263
Share of other comprehensive income (loss) of Alliance Boots	-	113	-	-	113
Currency translation adjustments	-	(639)	-	-	(639)
Other Comprehensive Income (loss) of subsidiaries	(273)	-	(286)	559	-
Total Other Comprehensive Income (Loss)	(286)	(273)	(286)	559	(286)
Total Comprehensive Income (loss)	2,095	3,438	3,961	(5,533)	3,961

Comprehensive income attributable to noncontrolling interests	-	44	-	-	44
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$2,095	$3,394	$3,961	$(5,533)	$3,917

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended May 31, 2014
	Guarantor Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Comprehensive Income

Net Earnings (loss)	$756	$177	$-	$(177)	$756

Other comprehensive income (loss), net of tax:
Postretirement liability	(2)	-	-	-	(2)
Unrealized gain (loss) on cash flow hedges	(13)	-	-	-	(13)
Changes in unrecognized gain (loss) on available-for-sale investments	-	40	-	-	40
Share of other comprehensive income (loss) of Alliance Boots	-	49	-	-	49
Currency translation adjustments	-	24	-	-	24
Other Comprehensive Income (loss) of subsidiaries	113	-	-	(113)	-
Total Other Comprehensive Income (loss)	98	113	-	(113)	98
Total Comprehensive Income (loss)	854	290	-	(290)	854

Comprehensive income attributable to noncontrolling interests	-	42	-	-	42
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$854	$248	$-	$(290)	$812

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Nine Months Ended May 31, 2014
	Guarantor Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Comprehensive Income

Net Earnings (loss)	$2,218	$1,229	$-	$(1,229)	$2,218

Other comprehensive income (loss), net of tax:
Postretirement liability	4	-	-	-	4
Unrealized gain (loss) on cash flow hedges	(13)	-	-	-	(13)
Changes in unrecognized gain (loss) on available-for-sale investments	-	75	-	-	75
Share of other comprehensive income (loss) of Alliance Boots	-	(7)	-	-	(7)
Currency translation adjustments	-	305	-	-	305
Other Comprehensive Income (loss) of subsidiaries	373	-	-	(373)	-
Total Other Comprehensive Income (loss)	364	373	-	(373)	364
Total Comprehensive Income (loss)	2,582	1,602	-	(1,602)	2,582

Comprehensive income attributable to noncontrolling interests	-	65	-	-	65
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$2,582	$1,537	$-	$(1,602)	$2,517

CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	May 31, 2015
	Guarantor Subsidiary	Non- guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,703	$1,732	$14	$-	$4,449
Accounts receivable, net	2,051	4,848	-	-	6,899
Inventories	4,053	4,711	-	-	8,764
Current intercompany loan receivable	13,695	26,531	20,238	(60,464)	-
Other current assets	856	641	3	(583)	917
Total Current Assets	23,358	38,463	20,255	(61,047)	21,029
Non-Current Assets:
Property, plant and equipment, at cost, less accumulated depreciation and amortization	6,265	8,976	-	-	15,241
Equity investment in Alliance Boots	-	-	-	-	-
Goodwill	8,920	8441	-	-	17,361
Intangible assets	332	10,897	-	-	11,229
Other non-current assets	339	5,445	-	-	5,784
Non-current intercompany loan receivable	-	4,286	19,101	(23,387)	-
Investment in subsidiaries	11,184	-	28,676	(39,860)	-
Total Non-Current Assets	27,040	38,045	47,777	(63,247)	49,615
Total Assets	$50,398	$76,508	$68,032	$(124,294)	$70,644

Liabilities & Equity
Current Liabilities:
Short-term borrowings	$8	$437	$747	$-	$1,192
Trade accounts payable	4,078	5,854	-	-	9,932
Current intercompany loan payable	12,709	24,466	23,289	(60,464)	-
Accrued expenses and other liabilities	2,358	2,066	425	-	4,849
Income taxes	-	217	550	(583)	184
Total Current Liabilities	19,153	33,040	25,011	(61,047)	16,157
Non-Current Liabilities:
Long-term debt	3,721	57	11,277	-	15,055
Deferred income taxes	293	3,239	-	-	3,532
Non-current intercompany loan payable	16,545	6,842	-	(23,387)	-
Other non-current liabilities	2,551	1,239	181	-	3,971
Total Non-Current Liabilities	23,110	11,377	11,458	(23,387)	22,558

Equity:
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	8,135	31,725	31,563	(39,860)	31,563
Noncontrolling interests	-	366	-	-	366
Total Equity	8,135	32,091	31,563	(39,860)	31,929
Total Liabilities & Equity	$50,398	$76,508	$68,032	$(124,294)	$70,644

CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	August 31, 2014
	Guarantor Subsidiary	Non- guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,224	$422	$-	$-	$2,646
Accounts receivable, net	1,860	1,358	-	-	3,218
Inventories	4,301	1,775	-	-	6,076
Current intercompany loan receivable	6,755	8,277	-	(15,032)	-
Other current assets	176	141	-	(15)	302
Total Current Assets	15,316	11,973	-	(15,047)	12,242
Non-Current Assets:
Property, plant and equipment, at cost, less accumulated depreciation and amortization	6,932	5,325	-	-	12,257
Equity investment in Alliance Boots	-	7,336	-	-	7,336
Goodwill	343	2,016	-	-	2,359
Intangible assets	417	763	-	-	1,180
Other non-current assets	232	1,644	-	-	1,876
Non-current intercompany loan receivable	-	3,560	-	(3,560)	-
Investment in subsidiaries	23,250	-	-	(23,250)	-
Total Non-Current Assets	31,174	20,644	-	(26,810)	25,008
Total Assets	$46,490	$32,617	$-	$(41,857)	$37,250

Liabilities & Equity
Current Liabilities:
Short-term borrowings	$766	$8	$-	$-	$774
Trade accounts payable	3,850	465	-	-	4,315
Current intercompany loan payable	8,277	6,755	-	(15,032)	-
Accrued expenses and other liabilities	3,044	657	-	-	3,701
Income taxes	-	120	-	(15)	105
Total Current Liabilities	15,937	8,005	-	(15,047)	8,895
Non-Current Liabilities:
Long-term debt	3,706	10	-	-	3,716
Deferred income taxes	404	676	-	-	1,080
Non-current intercompany loan payable	3,560	-	-	(3,560)	-
Other non-current liabilities	2,370	572	-	-	2,942
Total Non-Current Liabilities	10,040	1,258	-	(3,560)	7,738

Equity:
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	20,513	23,250	-	(23,250)	20,513
Noncontrolling interests	-	104	-	-	104
Total Equity	20,513	23,354	-	(23,250)	20,617
Total Liabilities & Equity	$46,490	$32,617	$-	$(41,857)	$37,250

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDTED)
(In millions)

	Nine Months Ended May 31, 2015
	Guarantor Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated

Cash Flows from Operating Activities	$1,283	$2,868	$8	$-	$4,159
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(293)	(597)	-	-	(890)
Proceeds from sale leaseback transactions	420	447	-	-	867
Proceeds related to the sale of business	814	-	-	-	814
Proceeds from sale of other assets	35	36	-	-	71
Alliance Boots acquisition, net of cash received	-	-	(4,461)	-	(4,461)
Other business and intangible asset acquisitions, net of cash received	(62)	(50)	-	-	(112)
Purchases of short-term investments held to maturity	-	(41)	-	-	(41)
Proceeds from short-term investments held to maturity	-	42	-	-	42
Other	(174)	-	-	-	(174)
Net cash used for investing activities	740	(163)	(4,461)	-	(3,884)
Cash Flows from Financing Activities:
Payments of short-term borrowings, net	(5)	(246)	-	-	(251)
Proceeds from issuance of long-term debt	-	-	12,279	-	12,279
Payments of long-term debt	(750)	(7,832)	-	-	(8,582)
Stock purchases	(500)	-	(331)	-	(831)
Proceeds related to employee stock plans	154	-	246	-	400
Cash dividends paid	(642)	-	(371)	-	(1,013)
Intra-company financing activities, net	212	7,003	(7,215)	-	-
Other	(13)	(298)	(69)	-	(380)
Net cash provided by (used for) financing activities	(1,544)	(1,373)	4,539	-	1,622

Effect of exchange rate changes on cash and cash equivalents	-	(22)	(72)	-	(94)

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	479	1,310	14	-	1,803
Cash and cash equivalents at beginning of period	2,224	422	-	-	2,646
Cash and cash equivalents at end of period	$2,703	$1,732	$14	$-	$4,449

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended May 31, 2014
	Guarantor Subsidiary	Non-guarantor Subsidiaries	Parent Company	Consolidating Adjustments	Consolidated

Cash Flows from Operating Activities	$526	$1,983	$-	$-	$2,509
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(495)	(378)	-	52	(821)
Proceeds from sale leaseback transactions	121	23	-	-	144
Proceeds from sale of other assets	52	29	-	(52)	29
Business and intangible asset acquisitions, net of cash received	(280)	(43)	-	-	(323)
Purchases of short-term investments held to maturity	-	(41)	-	-	(41)
Proceeds from short-term investments held to maturity	-	42	-	-	42
Investment in AmerisourceBergen	-	(493)	-	-	(493)
Other	(4)	(78)	-	-	(82)
Net cash used for investing activities	(606)	(939)	-	-	(1,545)
Cash Flows from Financing Activities:
Payments of long-term debt	(550)	-	-	-	(550)
Proceeds from financing leases	203	22	-	-	225
Stock purchases	(205)	-	-	-	(205)
Proceeds related to employee stock plans	518	-	-	-	518
Cash dividends paid	(898)	-	-	-	(898)
Intra-company financing activities, net	1,033	(1,033)	-	-	-
Other	(11)	(23)	-	-	(34)
Net cash (used for) provided by financing activities	90	(1,034)	-	-	(944)
Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	10	10	-	-	20
Cash and cash equivalents at beginning of period	1,771	335	-	-	2,106
Cash and cash equivalents at end of period	$1,781	$345	$-	$-	$2,126

22. Subsequent Events
On July 9, 2015, WBA amended the 364-Day Credit Agreement to remove Walgreens as a borrower thereunder, eliminate Walgreens’ guarantee of all obligations of Walgreens Boots Alliance thereunder and make certain conforming changes to effectuate those modifications, including modifications and deletions of certain definitions and cross-references (collectively, the “Amendment”). The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, attached hereto as Exhibit 10.1, and incorporated herein by reference.

In addition, pursuant to the indenture, dated as of July 17, 2008 (the “Indenture”), between Walgreens and Wells Fargo Bank, National Association, as trustee (the "Trustee"), on July 9, 2015 notices of redemption were given to (i) holders of 1.800% unsecured notes due 2017 (CUSIP No. 931422AJ8) (the “2017 Notes”) and (ii) holders of 5.25% unsecured notes due 2019 (CUSIP No. 931422AE9) (the “2019 Notes”), in each case, issued by Walgreens under the Indenture. As a result, on August 10, 2015 (the “redemption date”), the 2017 Notes in the aggregate principal amount of $1.0 billion will be redeemed in full and $750 million aggregate principal amount of the 2019 Notes will be redeemed. The partial redemption of the 2019 Notes will result in $250 million aggregate principal amount of 2019 Notes remaining outstanding immediately after the partial redemption is completed. The redemption price with respect to each of the 2017 Notes and 2019 Notes will be equal to 100% of the aggregate principal amount of such notes to be redeemed, plus an applicable premium, plus accrued interest thereon to, but excluding, the redemption date. On and after the redemption date, the notes to be redeemed will no longer be outstanding and interest will cease to accrue thereon.

Upon completion of the redemptions described above, the aggregate outstanding principal amount of Capital Markets Indebtedness (as defined), including the Existing Notes (as defined), and Commercial Bank Indebtedness (as defined), in each case, of Walgreens will be less than $2.0 billion and Walgreens will not guarantee any Capital Markets Indebtedness or Commercial Bank Indebtedness, in each case, of WBA. As such, Walgreens’ guarantee of the WBA notes (as described above) will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged.

This report does not constitute a notice of redemption with respect to or an offer to purchase or sell (or a solicitation of an offer to purchase or sell) any securities.

Additionally, on July 9, 2015, Walgreens Boots Alliance announced that it had acquired Liz Earle Beauty Co. Ltd, owner of the Liz Earle skincare brand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Walgreen Co. Form 10-K, as amended, for the year ended August 31, 2014.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” below.  References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization (as defined below) on December 31, 2014 and, prior to that time, to its predecessor Walgreen Co. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

INTRODUCTION
On December 31, 2014, Walgreens Boots Alliance, Inc. (“WBA” or “Walgreens Boots Alliance”) became the successor of Walgreen Co. (“Walgreens”) pursuant to a merger to effect a reorganization of Walgreen Co. into a holding company structure (the “Reorganization”) with Walgreens Boots Alliance becoming the parent holding company. Pursuant to the Reorganization, Walgreens became a wholly owned subsidiary of Walgreens Boots Alliance, a newly-formed Delaware corporation, and each issued and outstanding share of Walgreens common stock, par value $0.078125, converted on a one-to-one basis into Walgreens Boots Alliance common stock, par value $0.01.

On December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition of the remaining 55% of Alliance Boots GmbH (“Alliance Boots”) that Walgreens did not previously own (the “Second Step Transaction,” and, together with the Reorganization, the “Transactions”) in exchange for £3.133 billion in cash and 144,333,468 shares of WBA common stock pursuant to the Purchase and Option Agreement dated June 18, 2012, as amended (the “Purchase and Option Agreement”). Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method immediately upon completion of the Second Step Transaction. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The consolidated financial statements (and other data, such as prescriptions filled) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods after the closing of the Reorganization on December 31, 2014.

Walgreens Boots Alliance is the first global pharmacy-led health, and wellbeing enterprise. Our purpose is to help people across the world lead healthier and happier lives.

Together with our equity method investments:

•	we have a presence in over 25 countries and are the largest retail pharmacy, health and daily living destination in the U.S. and Europe
•	we are a global leader in pharmacy-led health and wellbeing retail with more than 13,200 stores in 11 countries
•	we are one of the largest global pharmaceutical wholesale and distribution networks with more than 350 distribution centers delivering to more than 200,000 pharmacies, doctors, health centers and hospitals each year in 19 countries
•	we are one of the world’s largest purchasers of prescription drugs and other health and wellbeing products
•	we employ more than 370,000 employees, of which more than 100,000 are healthcare providers.

Our portfolio of retail and business brands includes Walgreens, Duane Reade, Boots and Alliance Healthcare, as well as increasingly global health and beauty product brands, including No7, Botanics and Soap & Glory. Our brands portfolio is enhanced by our in-house new product research and development and manufacturing capabilities.

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

Retail Pharmacy USA
Our Retail Pharmacy USA division operated 8,240 drugstores in 50 states, the District of Colombia, Puerto Rico and the US Virgin Islands at May 31, 2015, forming the largest drugstore chain in the USA. The Retail Pharmacy USA division’s principal retail pharmacy brands are Walgreens and Duane Reade. As of August 31, 2014, approximately 76% of the population of the U.S. lived within five miles of a Walgreens drugstore.

We sell prescription drugs and a wide assortment of general merchandise, including non-prescription drugs, beauty products, photofinishing, seasonal merchandise, greeting cards and convenience foods. We provide customers with convenient, omni-channel access to consumer goods and services, pharmacy, and health and wellness services in communities across America. We offer our products and services through drugstores, as well as through mail, telephone and online. We also provide specialty pharmacy services and operate retail clinics. In April 2015, we sold a majority interest in Walgreens Infusion Services, which provides home infusion and respiratory services, to Madison Dearborn Partners (“MDP”). Walgreens Infusion Services became a new independent, privately-held company named Option Care. MDP owns a majority interest in the new company. WBA owns a significant minority interest and has representatives on the company’s board of directors.

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

The components of the segment’s sales for the year ended August 31, 2014 were 64% pharmacy and 36% retail.

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

We have more than 74,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

Our loyalty program, Balance® Rewards, is designed to reward our most valuable customers and encourage shopping in stores and online and allows customers the opportunity to earn everyday points for purchasing select merchandise, in addition to receiving special pricing on select products when shopping with a rewards card. Customers have the ability to instantly redeem rewards at our stores or through Walgreens.com. We had 86 million active members as of May 31, 2015. An active member is defined as someone who has used their card in the last six months.

AmerisourceBergen Corporation (“AmerisourceBergen”) began to supply and distribute all branded pharmaceutical products that we historically sourced from distributors and suppliers, effective September 1, 2013. In calendar year 2014, AmerisourceBergen began to supply and distribute increasingly significant levels of generic pharmaceutical products that in the past we self-distributed. At August 31, 2014, the transition to AmerisourceBergen was substantially complete.

Our sales, gross profit margin and gross profit dollars are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic drugs are introduced to the market. In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs. The positive impact on gross profit margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can vary, which can have a significant impact on our sales, gross profit margins and gross profit dollars. Because any number of factors outside of our control or ability to foresee can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods. In fiscal 2014 and through the third quarter of fiscal 2015, we experienced cost increases on a subset of generic drugs that historically experience deflation, some of which were significant. We expect this generic inflation to continue throughout the remainder of fiscal 2015.

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control healthcare costs, and the expansion of healthcare insurance coverage under the Patient Protection and Affordable Care Act (the “ACA”). The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (“AMP”) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements. State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP. We continuously face reimbursement pressure from pharmacy benefit management (“PBM”) companies, health maintenance organizations, managed care organizations and other commercial third party payers; our agreements with these payers are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. We experienced lower reimbursement rates in the first nine months of fiscal 2015, as compared to the same period last year.

We anticipate new generic introductions to increase on a year over year basis in fiscal 2015. The current environment of our pharmacy business also includes ongoing generic inflation, reimbursement pressure, and a shift in pharmacy mix toward 90-day at retail. Our 90-day at retail offering is typically at a lower margin than comparable 30-day prescriptions, but provides us the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription. In addition, because we decided to accept lower reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs, our Medicare Part D reimbursement rates have decreased in calendar year 2015. We expect that these factors will continue to have an adverse impact on gross profit dollar growth in our pharmacy business in fiscal 2015.

Retail Pharmacy International
Our Retail Pharmacy International division (excluding equity method investments) has pharmacy-led health and beauty retail businesses in eight countries, each focused on helping people look and feel their best. We operate 4,565 retail stores, and have grown our online presence significantly in recent years. In Europe, we are a market leader. Our principal retail brands are Boots in the UK, Thailand, Norway, the Republic of Ireland and The Netherlands, and Benavides in Mexico and Ahumada in Chile.

As of May 31, 2015, retail stores by country are as follows:

Country	Retail Stores
United Kingdom	2,511
Mexico	1,021
Chile	447
Thailand	254
Norway	160
Republic of Ireland	80
The Netherlands	67
Lithuania	25
Total	4,565

Our retail stores are conveniently located and our pharmacists are well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities we serve.

The Boots omni-channel offering is differentiated from that of competitors due to the product brands we own, such as No7, Boots Pharmaceuticals, Botanics and Soap & Glory and ‘only at Boots’ exclusive products, together with our long established reputation for trust and customer care. Our brands portfolio is enhanced by our in-house product research and development and manufacturing capabilities.

In addition, Boots in the UK is one of the leaders in the optical market, with 637 practices, of which 181 operated on a franchise basis at May 31, 2015. Approximately 30% of optical practices are located in Boots stores with the balance being standalone optical practices.

The components of the segment’s sales are Pharmacy (the retail sale of prescription drugs and provision of services) and Retail (the sale of healthcare products including non-prescription drugs, beauty, toiletries and general merchandise). For the months of January through May 2015, Pharmacy and Retail sales represented 37% and 63% of total segment sales, respectively. The segment’s sales are subject to the influence of seasonality, particularly the Christmas selling period. This seasonality will affect the segment’s proportion of sales between Retail and Pharmacy during certain periods.

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of May 31, 2015, the number of active Boots Advantage Card members totaled 16 million. An active member is defined as someone who has used their card in the last six months.

Pharmaceutical Wholesale
Our Pharmaceutical Wholesale division (excluding equity method investments), which mainly operates under the Alliance Healthcare brand, supplies medicines, other healthcare products and related services to more than 140,000 pharmacies, doctors, health centers and hospitals each year from 298 distribution centers in 12 countries as of May 31, 2015.

Our wholesale businesses seek to provide high core service levels to pharmacists in terms of frequency of delivery, product availability, delivery accuracy, timeliness and reliability at competitive prices. We also offer customers innovative added-value services to help pharmacists develop their own businesses. This includes membership of Alphega Pharmacy, our pan-European network for independent pharmacies, which at May 31, 2015 had over 6,500 members.

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

Combined with local engagement, scale is very important in pharmaceutical wholesaling. In addition to being one of the largest pharmaceutical wholesaler and distributor in Europe, we rank as one of the top three in market share in many of the individual countries in which we operate.

COMPARABILITY
As a result of the completion of the Second Step Transaction on December 31, 2014, there are a number of items that affect comparability for the Company. Historically, Walgreens operations were within one reportable segment that included the results of the Retail Pharmacy USA division and corporate costs, along with the full consolidated results of WBAD and equity earnings from Alliance Boots (on a three-month reporting lag). Upon completion of the Second Step Transaction, the Company eliminated the three-month reporting lag and has recast prior period results assuming no lag. Additionally, the Company, as discussed above, now reports results in three segments. Segmental reporting includes the allocation of synergy benefits, including WBAD’s results, and the combined corporate costs for periods subsequent to December 31, 2014. The Company has determined that it is impracticable to allocate historical results to the current segmental presentation.

The completion of the Second Step Transaction on December 31, 2014 also means that results for the nine months ended May 31, 2015 include the results of Alliance Boots for five months (January through May 2015) on a fully consolidated basis and four months (September through December 2014) as equity income from Walgreen Co.’s pre-merger 45 percent interest.

The Company’s balance sheet reflects the full consolidation of Alliance Boots assets and liabilities as a result of the close of the combination on December 31, 2014. The Company’s purchase accounting remains preliminary as contemplated by GAAP and, as a result, there may be upon further review future changes to the value, as well as allocation, of the acquired assets and liabilities, goodwill and the gain on the previously held equity interest.

Year-over-year comparisons of results require consideration of the foregoing factors and are not directly comparable.

In addition, the Company’s sales performance is affected by a number of factors including, amongst others, our sales performance during holiday periods and during the cough, cold and flu season, significant weather conditions, timing of our own or competitor discount programs and pricing actions, levels of reimbursement from governmental agencies and other third party health providers and general economic conditions in the markets in which we operate.

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
On March 19, 2013, Walgreens, Alliance Boots and AmerisourceBergen, announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which branded and generic pharmaceutical products will be sourced from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through WBAD, a global sourcing enterprise; and agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen’s Board of Directors in certain circumstances. In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013, for more detailed information regarding these agreements and arrangements.

At May 31, 2015, the Company owned approximately 5.2% of the outstanding common shares in AmerisourceBergen and had appointed one member to AmerisourceBergen’s Board of Directors.

SYNERGIES
Combined synergies related to the Company’s strategic transactions with Alliance Boots were approximately $491 million in fiscal 2014. For the nine months ended May 31, 2015, combined synergies were $504 million. Combined synergies are currently estimated to be approximately $650 million in fiscal 2015. See “Cautionary Note Regarding Forward-Looking Statements” below.

STORE CLOSURES AND RESTRUCTURING PROGRAMS
On March 24, 2014, the Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources within our Retail Pharmacy USA operations in a manner intended to increase shareholder value. As of May 31, 2015, we have closed 68 locations, one of which was closed in the first nine months of fiscal 2015. No charges related to this plan have been recognized for the three month period ended May 31, 2015. Pre-tax charges recognized in the nine months ended May 31, 2015 were $17 million, primarily related to lease termination costs. For the three and nine month periods ended May 31, 2014, pre-tax charges related to this plan were $95 million ($47 million related to lease termination costs and $48 million in asset impairments). We expect to incur no additional costs related to this plan. This store optimization plan is expected to result in an annual operating income benefit of $40 million to $50 million beginning in fiscal 2015. The amounts and timing of all estimates are subject to change.

On April 8, 2015, our Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implements and builds on the planned three-year, $1.0 billion cost-reduction initiative previously announced by Walgreen Co. on August 6, 2014 and includes a number of elements designed to help achieve profitable growth through increased cost efficiencies. We have identified additional opportunities for cost savings that increase the total expected cost savings of the Cost Transformation Program by $500 million to a projected $1.5 billion by the end of fiscal 2017. Significant areas of focus include plans to close approximately 200 stores across the USA; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on our Retail Pharmacy USA division, and are expected to be substantially completed by the end of fiscal 2017.

We currently estimate that we will recognize cumulative pre-tax charges to our GAAP financial results of between $1.6 billion and $1.8 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. We expect to incur pre-tax charges of between $525 million and $600 million for real estate costs, including lease obligations (net of estimated sublease income), between $650 million and $725 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs, and between $425 million and $475 million for employee severance and other business transition and exit costs. We estimate that approximately 60% of the cumulative pre-tax charges will result in future cash expenditures, primarily related to lease and other real estate payments and employee separation costs.

We incurred pre-tax charges of $160 million ($102 million related to asset impairment charges, $34 million in severance and other business transition and exit costs and $24 million in real estate costs) related to the Cost Transformation Program in the three and nine month periods ended May 31, 2015. During the third quarter of fiscal 2015, we closed nine stores related to the Cost Transformation Program.

As the program is implemented, the restructuring charges will be recognized as the costs are incurred over time in accordance with GAAP. We intend to treat charges related to this plan as special items impacting comparability of results in our quarterly financial results.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary Note Regarding Forward-Looking Statements” below.

EXECUTIVE SUMMARY
The following table presents the key financial statistics for the Company for the three and nine months ended May 31, 2015 and 2014, respectively. All periods have been recasted for removal of the three-month reporting lag. Additionally, as a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots on December 31, 2014. As such, the nine month period ended May 31, 2015 includes equity earnings in Alliance Boots for the months of September through December 2014 and the full consolidation of Alliance Boots results for the months of January through May 2015.

	(in millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net sales	$28,795	$19,401	$74,922	$57,335
Gross Profit	7,481	5,440	19,659	16,242
Selling, general and administrative expenses	6,080	4,551	16,142	13,499
Operating Income	1,401	1,024	3,832	3,208
Adjusted Operating Income (Non-GAAP measure)(1)	1,749	1,221	4,707	3,693
Earnings Before Interest and Tax Provision	1,862	1,148	5,702	3,498
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	1,302	714	4,194	2,153
Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	1.18	0.74	4.04	2.23
Adjusted Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(1)	1.02	0.83	3.00	2.52

	Percentage Increases
	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net sales	48.4	5.9	30.7	5.6
Gross Profit	37.5	4.2	21.0	2.0
Selling, general and administrative expenses	33.6	4.3	19.6	1.8
Operating Income	36.8	4.1	19.5	5.7
Adjusted Operating Income (Non-GAAP measure)(1)	43.2	0.8	27.5	0.4
Earnings Before Interest and Tax Provision	62.2	8.2	63.0	12.4
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	82.4	15.2	94.8	14.9
Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	59.5	13.8	81.2	13.8
Adjusted Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(1)	22.9	3.8	19.0	1.2

	Percent to Net Sales
	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Gross Margin	26.0	28.1	26.2	28.3
Selling, general and administrative expenses	21.1	23.5	21.5	23.5

(1)
See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).

WBA RESULTS OF OPERATIONS
Our results for the three months ended May 31, 2015 as compared to the prior year’s period are primarily impacted by the Second Step Transaction which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. For the three months ended May 31, 2015, the full consolidation of Alliance Boots operations increased our net sales by 43.1%, gross profit by 35.9%, selling general and administrative expenses by 34.9% and operating income by 35.9%. For the nine months ended May 31, 2015, the full consolidation of Alliance Boots from January through May 2015 operations increased our net sales by 24.3%, gross profit by 19.0%, selling general and administrative expenses by 19.6% and operating income by 14.2%.

Net earnings attributable to Walgreens Boots Alliance, Inc. for the quarter ended May 31, 2015 were $1.3 billion, or $1.18 per diluted share as compared to $714 million, or $0.74 per diluted share in the comparable prior year period. Net earnings attributable to Walgreens Boots Alliance, Inc. for the nine months ended May 31, 2015 were $4.2 billion, or $4.04 per diluted share as compared to $2.2 billion, or $2.23 per diluted share in the comparable prior year period. The increase in net earnings per diluted share for the three month period ended May 31, 2015 was primarily attributable to the full consolidation of Alliance Boots operations, increased sales in our Retail Pharmacy USA division, increased income from our warrants to acquire AmerisourceBergen common stock and a lower effective income tax rate. These increases were partially offset by lower Retail Pharmacy USA gross margins and a higher interest expense. The increase in net earnings per diluted share for the nine month period ended May 31, 2015 was primarily attributable to a gain on our 45% previously held equity interest in Alliance Boots, the full consolidation of Alliance Boots operations from January through May 2015, increased sales in our Retail Pharmacy USA division, increased income from our warrants to acquire AmerisourceBergen common stock and a lower effective income tax rate. These increases were partially offset by lower Retail Pharmacy USA gross margins and a higher interest expense.

As a result of acquiring the remaining 55% interest in Alliance Boots, our previously held 45% interest was remeasured to fair value, resulting in a gain of $706 million in the nine month period ended May 31, 2015. The fair value of the previously held equity interest in Alliance Boots was determined using the Income Approach methodology. The fair value measurement of the previously held equity interest is based on significant inputs not observable in the market. The fair value estimates for the previously held equity interest are based on (a) projected discounted cash flows, (b) historical and projected financial information, and (c) synergies including cost savings, as relevant, that market participants would consider when estimating the fair value of the previously held equity interest in Alliance Boots.

Other income for the three and nine month periods ended May 31, 2015 was $461 million and $1.2 billion, respectively. With the completion of the Second Step Transaction, fair value adjustments related to the AmerisourceBergen warrants held by Alliance Boots are now recorded within other income rather than equity earnings in Alliance Boots. The change in fair value of our AmerisourceBergen warrants resulted in recording income of $449 million in the quarter and $1.3 billion for the nine month period, primarily attributable to the change in the price of AmerisourceBergen’s common stock. In addition, we recorded $5 million and $15 million in the quarter and nine month periods, respectively, of other income relating to the amortization of the deferred credit associated with the initial value of the Walgreens warrants. Additionally, we have recorded gains of $7 million and losses of $149 million for the three and nine months ended May 31, 2015, respectively on derivative contracts that were not designated as accounting hedges. The losses primarily relate to foreign currency forward contracts entered into in consideration of the delivery of foreign cash consideration related to the Second Step Transaction.

Interest was a net expense of $151 million in the current quarter and $350 million year to date compared to $35 million and $113 million for the prior quarter and year to date, respectively. The increase in interest expense is primarily due to the notes we issued to fund a portion of the cash consideration payable in connection with the Second Step Transaction and to subsequently refinance substantially all of Alliance Boots outstanding borrowings following completion of the Second Step Transaction.

The effective tax rate for the three months ended May 31, 2015 was 23.8% compared to 32.1% for the prior year’s quarter. The decrease in the effective tax rate is primarily attributable to  recording discrete tax benefits related to previously unrecognized capital loss deferred tax assets as a result of recognizing capital gain income from current period and anticipated future period sale-leaseback transactions. In addition, as a result of our acquisition of the remaining 55% interest in Alliance Boots which we did not previously own, our estimated annual effective tax rate decreased due to incremental foreign source income taxed at lower rates and additional favorable permanent book-tax differences. We also recognized other, net discrete period tax benefits during the quarter.

The effective tax rate for the nine month period ended May 31, 2015, was 20.9% compared to 34.5% in the prior year’s period. The decrease is primarily attributable to recording discrete tax benefits related to the gain on our previously held equity investment in Alliance Boots, discrete tax benefits related to previously unrecognized capital loss deferred tax assets as a result of recognizing capital gain income from current period and anticipated future period sale-leaseback transactions, incremental foreign source income taxed at lower rates, additional favorable permanent book-tax differences and other, net discrete period tax benefits.

WBA Adjusted Net Earnings Per Diluted Share (Non-GAAP measure)
Adjusted net earnings per diluted share for the three months ended May 31, 2015 was $1.02, an increase of 22.9% from $0.83 for the comparable prior year’s period. Adjusted net earnings per diluted share for the nine months ended May 31, 2015 was $3.00, an increase of 19.0% from $2.52 for the prior year’s nine month period. The increase in adjusted net earnings per diluted share for the three and nine month periods ended May 31, 2015 was primarily attributable to the full consolidation of Alliance Boots operations, increased sales and lower selling, general and administrative expenses in our Retail Pharmacy USA division and a lower effective income tax rate. These increases were partially offset by lower Retail Pharmacy USA gross margins and a higher interest expense. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
All periods have been recasted for removal of the three-month reporting lag previously applied to reporting equity earnings in Alliance Boots. Additionally, as a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots as of December 31, 2014. As such, the nine month period ended May 31, 2015 includes equity earnings in Alliance Boots from September 1, 2014 through December 31, 2014.

	(in millions, except location amounts)
	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Total Sales	$20,425	$19,401	$61,027	$57,335
Gross Profit	5,527	5,440	16,569	16,242
Selling, general and administrative expenses	4,494	4,551	13,505	13,499
Operating Income	1,033	1,024	3,379	3,208
Adjusted Operating Income (Non-GAAP measure)(1)	1,328	1,221	4,044	3,693
Number of Prescriptions(2)	183	178	546	528
30 Day Equivalent Prescriptions(2)(3)	226	218	672	645
Number of Locations at period end	8,249	8,683	8,249	8,683

	Percentage Increases/(Decreases)
	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Total Sales	5.3	5.9	6.4	5.6
Gross Profit	1.6	4.2	2.0	2.0
Selling, general and administrative expenses	(1.3)	4.3	0.0	1.8
Operating Income	0.9	4.1	5.3	5.7
Adjusted Operating Income (Non-GAAP measure)(1)	8.8	0.8	9.5	0.4
Comparable Drugstore Sales	6.3	4.8	6.3	4.8
Pharmacy Sales	7.0	8.4	8.7	7.6
Comparable Pharmacy Sales	9.1	6.3	9.0	6.4
Retail Sales	2.0	2.3	2.4	2.5
Comparable Retail Sales	1.6	2.2	1.9	2.2
Comparable Number of Prescriptions(2)	3.2	2.1	3.4	1.6
Comparable 30 Day Equivalent Prescriptions(2)(3)	4.1	4.1	4.4	3.9

	Percent to Net Sales
	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Gross Margin	27.1	28.1	27.2	28.3
Selling, general and administrative expenses	22.0	23.5	22.1	23.5

(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
(2)	Includes immunizations.
(3)	Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

Sales for the Three Months Ended May 31, 2015 and 2014
The Retail Pharmacy USA division’s sales for the quarter ended May 31, 2015 increased by 5.3% to $20.4 billion. Sales increased from new stores, each of which includes an indeterminate amount of market-driven price changes, and higher comparable store sales. Sales in comparable drugstores were up 6.3% in the quarter ended May 31, 2015. Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.

Prescription sales increased by 7.0% in the current quarter and represented 66.1% of the division’s sales. In the prior year’s quarter, prescription sales were up 8.4% and represented 64.4% of the division’s sales. Comparable drugstore prescription sales were up 9.1% in the current quarter compared to an increase of 6.3% in the prior year’s quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.6% in the current quarter versus a reduction of 1.4% in the same period last year. The effect of generics on total sales was a reduction of 0.9% in the current quarter compared to a reduction of 0.8% for the prior year’s quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 96.9% of prescription sales for the three month period ended May 31, 2015 compared to 96.6% for the three month period last year. The total number of prescriptions (including immunizations) filled for the current quarter was approximately 183 million compared to 178 million for the same period last year. Prescriptions (including immunizations) adjusted to 30 day equivalents were 226 million in the current quarter versus 218 million in last year’s quarter.

Retail sales increased 2.0% for the current quarter and were 33.9% of the division’s sales. In comparison, prior years’ retail sales increased 2.3% for the quarter and comprised 35.6% of the division’s sales. Comparable drugstore retail sales increased 1.6% for the current quarter compared to an increase of 2.2% in the prior period. The increase in comparable retail sales in the current quarter was primarily attributed to an increase in basket size partially offset by lower customer traffic.

Sales for the Nine Months Ended May 31, 2015 and 2014
The Retail Pharmacy USA division’s sales for the nine months ended May 31, 2015 increased by 6.4% to $61.0 billion. Sales increased from new stores, each of which includes an indeterminate amount of market-driven price changes, and higher comparable store sales. Sales in comparable drugstores were up 6.3% in the nine months ended May 31, 2015. We operated 8,249 locations (8,240 drugstores) as of May 31, 2015, compared to 8,683 locations (8,217 drugstores) a year earlier. Prior year’s locations included 362 worksite health and wellness centers, which were part of the Take Care Employer business in which we sold a majority interest in fiscal 2014 and 91 infusion and respiratory services facilities in which we sold a majority interest in April 2015.

Prescription sales increased by 8.7% in the nine month period ended May 31, 2015, and represented 65.7% of the division’s sales. In the prior year’s period, prescription sales were up 7.6% and represented 63.7% of the division’s sales. Comparable drugstore prescription sales were up 9.0% in the nine month period ended May 31, 2015 compared to an increase of 6.4% in the prior year’s period. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.6% in the current nine month period versus a reduction of 1.2% in the same period last year. The effect of generics on total sales was a reduction of 0.9% in the current nine month period compared to a reduction of 0.7% for the prior year’s period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 96.6% of prescription sales for the nine month period ended May 31, 2015 compared to 96.3% for the nine month period last year. The total number of prescriptions (including immunizations) filled for the nine month period ended May 31, 2015  was approximately 546 million compared to 528 million for the same period last year. Prescriptions (including immunizations) adjusted to 30 day equivalents were 672 million in the current nine month period versus 645 million in last year’s period.

Retail sales increased 2.4% for the nine months ended May 31, 2015 and were 34.3% of the division’s sales. In comparison, retail sales in the prior year’s nine month period increased 2.5% and comprised 36.3% of the division’s sales. Comparable drugstore retail sales increased 1.9% for the current nine month period compared to an increase of 2.2% in the prior year’s period.

Operating Income for the Three Months Ended May 31, 2015 and 2014
Retail Pharmacy USA division’s operating income for the three months ended May 31, 2015 increased 0.9% to $1.0 billion. The increase is primarily due to higher sales and lower selling, general and administrative expenses, partially offset by having no equity earnings in Alliance Boots in the current period versus three months in the comparable period and lower gross margins.

Gross margin as a percent of sales was 27.1% in the current quarter compared to 28.1% in the comparable quarter last year. Pharmacy margins were negatively impacted in the quarter by lower third-party reimbursements; an increase in Medicare Part D mix including the strategy to continue driving 90-day prescriptions at retail; and the mix of specialty drugs, which carry a lower margin percentage. The decrease in pharmacy margins was partially offset by additional brand-to-generic drug conversions compared with the prior year period. Retail margins were positively impacted in the current quarter primarily from the beauty, personal care and beverage and snack categories partially offset by the electronics category.

Selling, general and administrative expenses as a percentage of sales were 22.0% for the current quarter compared to 23.5% in the same period a year ago. As a percentage of sales, expenses in the current quarter were lower primarily due to store labor efficiencies and store occupancy costs, partially offset by higher costs related to asset impairments and lease termination costs related to the Cost Transformation Program.

Operating Income for the Nine Months Ended May 31, 2015 and 2014
Retail Pharmacy USA division’s operating income for the nine months ended May 31, 2015 was $3.4 billion, an increase of 5.3% compared to the prior period. The increase is primarily due to higher sales, partially offset by having equity earnings in Alliance Boots for four months versus nine months in the comparable period and lower gross margins. As a result of the Second Step Transaction, the division only reported equity earnings in Alliance Boots for the four months of September through December 2014.

Gross margin as a percent of sales was 27.2% in the nine months ended May 31, 2015 compared to 28.3% in the comparable period in the prior year. Pharmacy margins were negatively impacted by lower third-party reimbursements; an increase in Medicare Part D mix including the strategy to continue driving 90-day prescriptions at retail; and the mix of specialty drugs, which carry a lower margin percentage. The decrease in pharmacy margins was partially offset by additional brand-to-generic drug conversions compared with the prior year period. Retail margins were positively impacted primarily from the beverage and snack, household and non-prescription drug categories, partially offset by the electronics category.

Selling, general and administrative expenses as a percentage of sales were 22.1% for the nine months ended May 31, 2015 compared to 23.5% in the same period a year ago. As a percentage of sales, expenses were lower primarily due to store labor efficiencies, store occupancy costs and lower profit sharing expense, partially offset by higher costs related to asset impairments and lease termination costs related to the Cost Transformation Program.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended May 31, 2015 and 2014
Retail Pharmacy USA division’s adjusted operating income for the three months ended May 31, 2015 increased 8.8% to $1.3 billion. The increase is primarily due to higher sales and lower selling, general and administrative expenses partially offset by having no equity earnings in Alliance Boots in the current period versus three months in the comparable period and lower gross margins. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Adjusted Operating Income (Non-GAAP measure) for the Nine Months Ended May 31, 2015 and 2014
Retail Pharmacy USA division’s adjusted operating income for the nine months ended May 31, 2015 was $4.0 billion, an increase of 9.5% compared to the prior period. The increase is primarily due to higher sales and lower selling, general and administrative expenses partially offset by having equity earnings in Alliance Boots for four months versus nine months in the comparable period and lower gross margins. As a result of the Second Step Transaction, the division only reported equity earnings in Alliance Boots for the four months of September through December 2014. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International

	(in millions)
	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Total Sales	$3,268	NA	$5,315	NA
Gross Profit	1,393	NA	2,146	NA
Selling, general and administrative expenses	1,188	NA	1,933	NA
Operating Income	205	NA	213	NA
Adjusted Operating Income (Non-GAAP measure)(1)	249	NA	374	NA

	Percent to Net Sales
	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Gross Margin	42.6	NA	40.4	NA
Selling, general and administrative expenses	36.4	NA	36.4	NA

NA	Not applicable
(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

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

Pharmaceutical Wholesale

	(in millions)
	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Total Sales	$5,708	NA	$9,573	NA
Gross Profit	560	NA	947	NA
Selling, general and administrative expenses	398	NA	704	NA
Operating Income	162	NA	243	NA
Adjusted Operating Income (Non-GAAP measure)(1)	171	NA	292	NA

	Percent to Net Sales
	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Gross Margin	9.8	NA	9.9	NA
Selling, general and administrative expenses	7.0	NA	7.4	NA

NA	Not applicable
(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

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

NON-GAAP MEASURES
The following tables provide reconciliations of adjusted operating income and adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. which are non-GAAP financial measures, as defined under SEC rules, to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the Company’s financial results both including and excluding the adjusted items and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the Company’s business from period to period and trends in the Company’s historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	(in millions)
	Three months ended May 31, 2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$1,033	$205	$162	$1	$1,401
Cost transformation	151	9	-	-	160
Acquisition-related amortization	52	35	9	-	96
LIFO provision	69	-	-	-	69
Acquisition-related costs	4	-	-	-	4
Other optimization costs	7	-	-	-	7
Loss on sale of business	12	-	-	-	12
Adjusted Operating Income (Non-GAAP measure)	$1,328	$249	$171	$1	$1,749

	(in millions)
	Three months ended May 31, 2014
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$1,024	$-	$-	$-	$1,024
Store closure and other optimization costs	99	-	-	-	99
Acquisition-related amortization	91	-	-	-	91
LIFO provision	41	-	-	-	41
Acquisition-related costs	20	-	-	-	20
Increase in fair market value of warrants	(54)	-	-	-	(54)
Adjusted Operating Income (Non-GAAP measure)	$1,221	$-	$-	$-	$1,221

	(in millions)
	Nine months ended May 31, 2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$3,379	$213	$243	$(3)	$3,832
Cost transformation	151	9	-	-	160
Asset impairment	110	-	-	-	110
Acquisition-related amortization(1)	208	152	42	-	402
LIFO provision	176	-	-	-	176
Acquisition-related costs	80	-	7	-	87
Other optimization costs	51	-	-	-	51
Loss on sale of business	12	-	-	-	12
Increase in fair market value of warrants	(123)	-	-	-	(123)
Adjusted Operating Income (Non-GAAP measure)	$4,044	$374	$292	$(3)	$4,707

(1)	Includes $106 million (Retail Pharmacy International $100 million and Pharmaceutical Wholesale $6 million) of inventory fair value adjustment. No additional fair value adjustment related to the inventory step-up is expected in future quarters.

	(in millions)
	Nine months ended May 31, 2014
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$3,208	$-	$-	$-	$3,208
Acquisition-related amortization	274	-	-	-	274
LIFO provision	150	-	-	-	150
Store closure and other optimization costs	125				125
Acquisition-related costs	62	-	-	-	62
Increase in fair market value of warrants	(126)	-	-	-	(126)
Adjusted Operating Income (Non-GAAP measure)	$3,693	$-	$-	$-	$3,693

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (GAAP)	$1.18	$0.74	$4.04	$2.23
Acquisition-related amortization	0.06	0.06	0.27	0.18
Transaction foreign currency hedging loss	-	-	0.16	-
LIFO provision	0.05	0.03	0.12	0.11
Cost transformation	0.10	-	0.11	-
Asset impairment	-	-	0.08	-
Alliance Boots equity method non-cash tax	-	0.04	0.07	0.14
Acquisition-related costs	-	0.01	0.06	0.04
Store closure and other optimization costs	0.01	0.07	0.03	0.09
Prefunded interest expense	-	-	0.03	-
Loss on sale of business	0.01	-	0.01	-
Increase in fair market value of warrants	(0.29)	(0.12)	(0.94)	(0.27)
Gain on previously held equity interest	-	-	(0.78)	-
Partial release of capital loss valuation allowance	(0.12)	-	(0.21)	-
Adjusted tax rate true-up	0.02	-	(0.05)	-
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)	$1.02	$0.83	$3.00	$2.52

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $4.4 billion (including $1.3 billion in foreign jurisdictions) at May 31, 2015, compared to $2.1 billion (including $63 million in foreign jurisdictions) at May 31, 2014. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury market funds and AAA rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the nine months ended May 31, 2015 was $4.2 billion compared to $2.5 billion for the comparable prior year’s period. The increase was primarily a result of higher net earnings and working capital improvements compared to the prior year’s period. Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $3.9 billion for the nine month period ended May 31, 2015, compared to $1.5 billion in the comparable prior year’s period. The Alliance Boots acquisition used $4.5 billion of cash in the current period. Other business acquisitions in the nine month period ended May 31, 2015 were $112 million versus $323 million at May 31, 2014. Other business acquisitions in the current period include primarily the purchase of prescription files. Business acquisitions in the prior year’s period include the purchase of the regional drugstore chain Kerr Drug and affiliates and the purchase of prescription files.

For the nine months ended May 31, 2015, additions to property, plant and equipment were $890 million compared to $821 million in the prior year’s period. Capital expenditures by reporting segment were as follows:

	For the nine months ended May 31,
	2015	2014
Retail Pharmacy USA	$709	$821
Retail Pharmacy International(1)	150	-
Pharmaceutical Wholesale(1)	31	-
Total	$890	$821

(1)	Our Retail Pharmacy International and Pharmaceutical Wholesale segments were acquired as part of the Second Step Transaction in which we acquired the 55% of Alliance Boots that we did not already own on December 31, 2014. As a result of the timing of the acquisition, only five months (January through May 2015) of capital expenditures have been reported.

For the nine month period ended May 31, 2015, our Retail Pharmacy USA segment opened or acquired 110 locations compared to 216 locations for the comparable period last year. Prior period acquisitions included Kerr Drug, which contributed 76 drugstore locations as well as a specialty pharmacy and a distribution center. Significant Retail Pharmacy International capital expenditures primarily relate to investments in our stores and information technology projects. Pharmaceutical Wholesale capital expenditures primarily relate to information technology projects.

Additionally, investing activities for the nine month period ended May 31, 2015, included proceeds related to sale-leaseback transactions and the sale of Walgreens Infusion Services of $867 million and $814 million, respectively. No AmerisourceBergen common stock was purchased in the current nine month period as compared to $493 million in the prior year’s comparable period.

Net cash provided by financing activities for the nine months ended May 31, 2015 was $1.6 billion compared to a use of cash of $944 million in the comparable prior year’s period. In the nine month period ended May 31, 2015, we received proceeds from public offerings of $8.0 billion of U.S. dollar denominated debt, approximately $2.0 billion of Euro and Pound Sterling denominated debt and borrowed approximately $2.2 billion on a Pound Sterling denominated term loan. The proceeds from these offerings and funds from the term loan were used to fund a portion of the cash consideration payable in connection with the Second Step Transaction, refinance substantially all of Alliance Boots outstanding borrowings following the completion of the Second Step Transaction and pay related fees and expenses. We repurchased shares to support the needs of the employee stock plans totaling $500 million in the nine month period ended May 31, 2015, compared to $205 million in last year’s comparable period. Additionally, we purchased $331 million of stock related to the 2014 stock repurchase program during the nine month period ended May 31, 2015. No purchases related to the 2014 stock repurchase program were made during the comparable prior year’s period. Proceeds related to employee stock plans were $400 million during the nine months ended May 31, 2015, compared to $518 million for the comparable period last year. Cash dividends paid were $1.0 billion during the first nine months of fiscal 2015 versus $898 million for the same period a year ago.

In connection with our capital policy, the Board of Directors has authorized share repurchase programs and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings attributable to Walgreens Boots Alliance, Inc.  In August 2014, our Board of Directors authorized the 2014 stock repurchase program which authorizes the repurchase of up to $3.0 billion of the Company’s common stock prior to its expiration on August 31, 2016. We have purchased 4.1 million shares under the 2014 stock repurchase program in the first nine months of fiscal 2015 at a cost of $331 million.

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

We periodically borrow under our commercial paper program and may continue to borrow under it in future periods. There were no commercial paper borrowings outstanding at May 31, 2015 or 2014. We had average daily short-term borrowings of $110 million of commercial paper outstanding at a weighted average interest rate of 0.52% for the nine months ended May 31, 2015. For the nine month period ended May 31, 2014, we had average daily short-term borrowings of $5 million of commercial paper outstanding at a weighted average interest rate of 0.23%.

On November 10, 2014, WBA and Walgreens entered into a term loan credit agreement (the “Term Loan Agreement”) which provides the ability to borrow up to £1.45 billion on an unsecured basis. As of May 31, 2015, we have borrowed £1.45 billion ($2.2 billion at the May 31, 2015 spot rate of $1.53 to £1) under the Term Loan Agreement. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on our credit ratings.

On November 10, 2014, WBA and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing prior Walgreens agreements dated July 20, 2011 and July 23, 2012. The new unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit.  On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at our option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on our credit ratings. Our ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants. The covenants require us to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments. At May 31, 2015, we were in compliance with all such covenants. At May 31, 2015, there were no borrowings or letters of credit issued against the revolving credit facility. Total upfront fees related to the Term Loan Agreement and Revolving Credit Agreement were $14 million. We pay a facility fee to the financing banks to keep these lines of credit active.

Walgreens as co-obligor guarantees the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Walgreens Boots Alliance under the Term Loan Agreement and the Revolving Credit Agreement, which guarantee will remain in full force and effect until certain conditions are met.

On December 19, 2014, WBA and Walgreens entered into a Revolving Credit Agreement (the “364-Day Credit Agreement”) with the lenders party thereto. The 364-Day Credit Agreement is a 364-day unsecured, multicurrency revolving facility. The aggregate commitment of all lenders under the 364-Day Credit Agreement is $750 million. At May 31, 2015, there were no borrowings against the 364-Day Credit Agreement. On July 9, 2015, the 364-Day Credit Agreement was amended to remove Walgreens as a borrower thereunder, eliminate Walgreens’ guarantee of all obligations of Walgreens Boots Alliance thereunder and make certain conforming changes to effectuate those modifications, including modifications and deletions of certain definitions and cross-references. See Part II, Item 5 below.

In addition, pursuant to the indenture, dated as of July 17, 2008 (the “Indenture”), between Walgreens and Wells Fargo Bank, National Association, as trustee (the "Trustee"), on July 9, 2015 notices of redemption were given to (i) holders of 1.800% unsecured notes due 2017 (CUSIP No. 931422AJ8) (the “2017 Notes”) and (ii) holders of 5.25% unsecured notes due 2019 (CUSIP No. 931422AE9) (the “2019 Notes”), in each case, issued by Walgreens under the Indenture.  As a result, on August 10, 2015 (the “redemption date”), the 2017 Notes in the aggregate principal amount of $1.0 billion will be redeemed in full and $750 million aggregate principal amount of the 2019 Notes will be redeemed. The partial redemption of the 2019 Notes will result in $250 million aggregate principal amount of 2019 Notes remaining outstanding immediately after the partial redemption is completed. The redemption price with respect to each of the 2017 Notes and 2019 Notes will be equal to 100% of the aggregate principal amount of such notes to be redeemed, plus an applicable premium, plus accrued interest thereon to, but excluding, the redemption date. On and after the redemption date, the notes to be redeemed will no longer be outstanding and interest will cease to accrue thereon.

Upon completion of the redemptions described above, the aggregate outstanding principal amount of Capital Markets Indebtedness (as defined), including the Existing Notes (as defined), and Commercial Bank Indebtedness (as defined), in each case, of Walgreens will be less than $2.0 billion and Walgreens will not guarantee any Capital Markets Indebtedness or Commercial Bank Indebtedness, in each case, of WBA.  As such, Walgreens’ guarantee of the WBA notes (as described above) will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged.

As of July 8, 2015, the credit ratings of WBA were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody’s	Baa2	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

In assessing our credit strength, both Moody’s and Standard & Poor’s consider our business model, capital structure, financial policies and financial performance. Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs. The rating agency ratings are not recommendations to buy sell or hold our debt securities or commercial paper. Each rating may be subject to revision or withdrawal at any time by the assigning rating agency and should be evaluated independently of any other rating.

Pursuant to our arrangements with AmerisourceBergen, we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock. We can acquire up to 19,859,795 shares, which represents approximately 7% of the outstanding AmerisourceBergen common stock on a fully diluted basis, assuming exercise in full of the warrants. The amount of permitted open market purchases is subject to increase in certain circumstances. We have purchased a total of approximately 11.5 million AmerisourceBergen shares in the open market. We have funded and plan to continue funding these purchases over time. Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

If we elect to exercise the two warrants issued by AmerisourceBergen in full, we would, subject to the terms and conditions of such warrants, be required to make a cash payment of approximately $1.2 billion in connection with the exercise of the first warrant during a six-month period beginning in March 2016 and $1.2 billion in connection with the exercise of the second warrant during a six-month period beginning in March 2017. Our ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.

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

See Item 3 (Qualitative and Quantitative Disclosures about Market Risk) below for a discussion of certain financing and market risks.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any unconsolidated special purpose entities and, except as described herein, we do not have significant exposure to any off – balance sheet arrangements. The term “off – balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

At May 31, 2015, we have issued $430 million in letters of credit, primarily related to insurance obligations. We also have $49 million of guarantees to various suppliers outstanding at May 31, 2015.

Both on – balance sheet and off – balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Upon completion of the Second Step Transaction, we assumed the contractual obligations and commitments of Alliance Boots. We assumed approximately $9.0 billion of debt which was substantially repaid in January 2015. See Note 9, Short-Term Borrowings and Long-Term Debt for further information. Additionally, we assumed lease obligations related to Alliance Boots operations, see Note 4, Leases and Store Closures for further information. Except as described herein, as of May 31, 2015 there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations disclosed in our Form 10-Q for the fiscal quarter ended November 30, 2014.

CRITICAL ACCOUNTING POLICIES
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a discussion of the Company’s significant accounting policies, please see our Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 2014. Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, asset impairments, liability for closed locations, liability for insurance claims, cost of sales and income taxes. We use the following methods to determine our estimates:

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

Vendor allowances – Vendor allowances are principally received as a result of purchases, sales or promotion of vendors’ products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those allowances received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, general and administrative expenses to the extent of advertising incurred, with the excess treated as a reduction of inventory costs. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine vendor allowances.

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

Cost of sales and inventory – Drugstore cost of sales in the Retail Pharmacy USA segment is derived based on point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventory counts.  Inventories are valued at the lower of cost or market determined by the last-in, first-out (“LIFO”) method for the Retail Pharmacy USA segment and on a first-in first-out (“FIFO”) basis for inventory in the Retail Pharmacy International and Pharmaceutical Wholesale segments except for retail inventory in the Retail Pharmacy International segment, which is valued using the retail method. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine cost of sales or inventory.

Equity method investments – We use the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. Our proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material purchase and sale transactions.

Pension and Postretirement Benefits – We have various defined benefit pension plans that cover some of our foreign employees. We also have postretirement healthcare plans that cover qualifying domestic employees. Eligibility and the level of benefits for these plans varies depending on participants’ status, date of hire and or length of service. Our pension and postretirement expenses and valuations are dependent on assumptions used by our actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2015-03, Interest – Imputation of Interest. This ASU requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. Recognition and measurement guidance for debt issuance costs are not affected. This ASU is effective for annual periods beginning after December 15, 2015 (fiscal 2017). As permitted, the Company early adopted this ASU beginning in the third quarter of fiscal 2015. The impact of this ASU reduced non-current assets and long-term debt by $86 million and $20 million at May 31, 2015 and August 31, 2014, respectively. This ASU has no impact on the statement of earnings or statement of cash flows.

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting.  This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014. The adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is expected to be effective for annual periods beginning after December 15, 2017 (fiscal 2019) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (fiscal 2016). Early adoption is permitted provided the disposal was not previously disclosed. This update will not have a material impact on the Company’s reported results of operations and financial position. The impact is non-cash in nature and will not affect the Company’s cash position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Statements that are not historical facts are forward-looking statements, including, without limitation, statements regarding our future financial and operating performance, as well as forward-looking statements concerning our integration of Alliance Boots, corporate efficiency initiatives, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, generic prescription drug inflation, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations.  Words such as ”expect,” ”likely,” ”outlook,” ”forecast,” “preliminary,” ”would,” ”could,” ”should,” ”can,” ”will,” ”project,” ”intend,” ”plan,” ”goal,” “guidance,” ”target,” ”continue,” ”sustain,” ”synergy,” ”on track,” ”believe,” ”seek,” ”estimate,” ”anticipate,” ”may,” ”possible,” ”assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to, those relating to our ability to successfully integrate operations, systems and employees following completion of the strategic combination of Walgreens and Alliance Boots, the impact of private and public third-party payers efforts to reduce prescription drug reimbursements, the impact of generic prescription drug inflation, the timing and magnitude of  the impact of branded to generic drug conversions, our ability to realize anticipated synergies and achieve anticipated financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with equity investments in AmerisourceBergen including whether the warrants to invest in AmerisourceBergen will be exercised and the ramifications thereof, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of  our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the actual costs associated with restructuring activities will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives and restructuring activities in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, changes in management’s assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in the markets in which we participate, changes in financial markets, interest rates and foreign currency exchange rates, the risks associated with international business operations, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those associated with cross border transactions and the integration of complex businesses, subsequent adjustments to preliminary purchase accounting determinations, outcomes of legal and regulatory matters, and changes in legislation, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A (Risk Factors) of our Form 10-Q for the quarter ended February 28, 2015 and in other documents that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the initial publication of such statement, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We also use interest rate caps to protect from rising interest rates on existing floating-rate debt. Information regarding our interest rate swaps, forward starting interest rate swaps, and interest rate caps transactions are set forth in Note 10, Financial Instruments to our Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On May 31, 2015, we had approximately $3 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates for the various debt held by the Company would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $30 million. The amounts exclude the impact of any associated interest rate swaps, forward starting interest rate swaps and interest rate caps.

Foreign Currency Exchange Rate Risk
As a result of the Second Step Transaction, fluctuations in foreign currency exchange rates, primarily with respect to the British Pound Sterling and Euro, and certain other foreign currencies, including the Mexican Peso, Chilean Peso, Norwegian Krone and Turkish Lira may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows of certain entities denominated in foreign currencies. These transactions are almost exclusively less than 12 months in maturity. In addition, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions). As circumstances warrant, we also use basis swaps as hedging instruments to hedge portions of our net investments in foreign operations. The foreign currency derivative instruments are sensitive to changes in exchange rates. A 1% increase or decrease in exchange rates would increase or decrease our pre-tax income by approximately $13 million due to changes in the value of foreign currency instruments. Excluded from the computation were anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to partially hedge.

Equity Price Risk
Changes in AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 10, Financial Instruments to our unaudited Consolidated Condensed Financial Statements. As of May 31, 2015, a one dollar change in AmerisourceBergen’s common stock would, holding other factors constant, increase or decrease the fair value of the Company’s warrants by $45 million. Additionally, the Company holds an investment in AmerisourceBergen common stock. As of May 31, 2015, a one dollar change in AmerisourceBergen common stock would increase or decrease the fair value of the Company’s investment by $11 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  Upon completion of the Second Step Transaction on December 31, 2014, Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method. As this occurred during the second quarter of fiscal 2015, the scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Alliance Boots. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, except as noted below, no changes during the quarter ended May 31, 2015 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the closing of the Second Step Transaction, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration.  As the post-closing integration continues, the Company will continue to review the internal controls and processes of Alliance Boots and may take further steps to integrate such controls and processes with those of the Company.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A “Risk Factors” in our Form 10-Q for the quarter ended February 28, 2015, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about purchases by the Company during the quarter ended May 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program (1)
3/1/15 - 3/31/15	2,803,598	$82.28	2,803,598	$2,674,804,456
4/1/15 - 4/30/15	74,003	83.94	74,003	2,668,592,799
5/1/15 – 5/31/15	-	-	-	2,668,592,799
Total	2,877,601	$82.33	2,877,601	$2,668,592,799

(1)	In August 2014, the Board of Directors approved the 2014 share repurchase program which authorizes the purchase of up to $3.0 billion of the Company’s common stock prior to its expiration on August 31, 2016.

Item 5.	Other Information
On July 9, 2015, WBA amended the 364-Day Credit Agreement to remove Walgreens as a borrower thereunder, eliminate Walgreens’ guarantee of all obligations of Walgreens Boots Alliance thereunder and make certain conforming changes to effectuate those modifications, including modifications and deletions of certain definitions and cross-references (collectively, the “Amendment”).  The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, attached hereto as Exhibit 10.1, and incorporated herein by reference.

In addition, pursuant to the indenture, dated as of July 17, 2008 (the “Indenture”), between Walgreens and Wells Fargo Bank, National Association, as trustee (the "Trustee"), on July 9, 2015 notices of redemption were given to (i) holders of 1.800% unsecured notes due 2017 (CUSIP No. 931422AJ8) (the “2017 Notes”) and (ii) holders of 5.25% unsecured notes due 2019 (CUSIP No. 931422AE9) (the “2019 Notes”), in each case, issued by Walgreens under the Indenture.  As a result, on August 10, 2015 (the “redemption date”), the 2017 Notes in the aggregate principal amount of $1.0 billion will be redeemed in full and $750 million aggregate principal amount of the 2019 Notes will be redeemed. The partial redemption of the 2019 Notes will result in $250 million aggregate principal amount of 2019 Notes remaining outstanding immediately after the partial redemption is completed. The redemption price with respect to each of the 2017 Notes and 2019 Notes will be equal to 100% of the aggregate principal amount of such notes to be redeemed, plus an applicable premium, plus accrued interest thereon to, but excluding, the redemption date. On and after the redemption date, the notes to be redeemed will no longer be outstanding and interest will cease to accrue thereon.

Upon completion of the redemptions described above, the aggregate outstanding principal amount of Capital Markets Indebtedness (as defined), including the Existing Notes (as defined), and Commercial Bank Indebtedness (as defined), in each case, of Walgreens will be less than $2.0 billion and Walgreens will not guarantee any Capital Markets Indebtedness or Commercial Bank Indebtedness, in each case, of WBA.  As such, Walgreens’ guarantee of the WBA notes (as described above) will automatically terminate, and the obligations of Walgreens under the Walgreens guarantee will be unconditionally released and discharged.

This report does not constitute a notice of redemption with respect to or an offer to purchase or sell (or a solicitation of an offer to purchase or sell) any securities.

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

10.1
Amendment dated as of July 9, 2015 to 364-Day Revolving Credit Agreement, dated as of December 19, 2014, among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent.
Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated : July 9, 2015	/s/ George Fairweather
George Fairweather
Executive Vice President and Global Chief Financial Officer
(Chief Financial and Principal Accounting Officer)