Form 10-K
period 2015-08-31
Walgreens Boots Alliance, Inc.
filed 2015-10-28
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ____________ to ___________

Commission file number 001-36759

WALGREENS BOOTS ALLIANCE, INC.
(Exact name of registrant as specified in its charter)
Delaware	47-1758322
(State of incorporation)	(I.R.S. Employer Identification No.)
108 Wilmot Road, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (847) 315-2500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($.01 Par Value)	The NASDAQ Stock Market LLC
2.875% Notes due 2020	New York Stock Exchange
3.600% Notes due 2025	New York Stock Exchange
2.125% Notes due 2026	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 28, 2015, the aggregate market value of Walgreens Boots Alliance, Inc. common stock held by non-affiliates (based upon the closing transaction price on such date) was approximately $71.6 billion. As of September 30, 2015, there were 1,088,793,571 shares of Walgreens Boots Alliance, Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our Annual Meeting of Stockholders planned to be held on January 27, 2016 are incorporated by reference into Part III of this Form 10-K as indicated herein.

Walgreens Boots Alliance, Inc.
Annual Report on Form 10-K

Part I

On December 31, 2014, Walgreens Boots Alliance, Inc. became the successor of Walgreen Co. (“Walgreens”) pursuant to a merger to effect a reorganization of Walgreens into a holding company structure (the “Reorganization”), with Walgreens Boots Alliance, Inc. becoming the parent holding company.

References in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to the predecessor registrant Walgreens and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to “fiscal 2015” refer to our fiscal year ended August 31, 2015.

This Form 10-K includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note Regarding Forward-Looking Statements” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below.

All trademarks, trade names and service marks used herein are the property of their respective owners.

PART I

Item 1.     Business

Overview

Walgreens Boots Alliance, Inc., a Delaware corporation (“Walgreens Boots Alliance”), is the first global, pharmacy-led health and wellbeing enterprise with net sales of $103.4 billion in the fiscal year ended August 31, 2015. Our purpose is to help people across the world lead healthier and happier lives.

Together with our equity method investments:

•	we are a global leader in pharmacy-led health and wellbeing retail, with more than 13,100 stores in 11 countries;
•	we are one of the largest global pharmaceutical wholesale and distribution networks, with more than 350 distribution centers delivering to more than 200,000 pharmacies, doctors, health centers and hospitals each year in 19 countries;
•	we are one of the world’s largest purchasers of prescription drugs and other health and wellbeing products; and
•	we employ more than 370,000 employees, of which more than 100,000 are healthcare providers such as pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

Our portfolio of retail and business global brands includes Walgreens, Duane Reade, Boots and Alliance Healthcare, as well as increasingly global health and beauty product brands, including No7, Botanics, Liz Earle and Soap & Glory. Our global brands portfolio is enhanced by our in-house new product research and development and manufacturing capabilities. We seek to further drive innovative ways to address global health and wellness challenges. We believe we are well positioned to expand customer offerings in existing markets and become a health and wellbeing partner of choice in emerging markets.

Walgreens Boots Alliance was incorporated in Delaware in 2014 and, as described below, is the successor of Walgreen Co., an Illinois corporation (“Walgreens”), which was formed in 1909 as a successor to a business founded in 1901. Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015. Our common stock trades on the NASDAQ Stock Market under the symbol “WBA”.

Recent Transactions
On August 2, 2012, Walgreens acquired a 45% equity interest in Alliance Boots GmbH (“Alliance Boots”) along with a call option to acquire the remaining 55% equity interest in Alliance Boots (the “First Step Transaction”) in exchange for $4.025 billion in cash and approximately 83.4 million shares of Walgreens common stock.

On December 31, 2014, Walgreens Boots Alliance became the successor of Walgreens pursuant to a merger to effect a reorganization of Walgreens into a holding company structure (the “Reorganization”), with Walgreens Boots Alliance becoming the parent holding company. Pursuant to the Reorganization, Walgreens became a wholly-owned subsidiary of Walgreens Boots Alliance, which was formed for the purposes of the Reorganization, and each issued and outstanding share of Walgreens common stock was converted into one share of Walgreens Boots Alliance common stock. Also on December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition pursuant to the call option of the remaining 55% of Alliance Boots that Walgreens did not previously own (the “Second Step Transaction”) in exchange for £3.133 billion ($4.874 billion) in cash and 144.3 million shares of Walgreens Boots Alliance common stock.

Prior to the completion of the Second Step Transaction, we accounted for our 45% investment in Alliance Boots using the equity method of accounting. Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Net income reported by Alliance Boots during this period was translated from British Pounds Sterling at the average rate for the period. Upon completion of the Second Step Transaction, Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The consolidated financial statements (and other data, such as prescriptions filled) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods as of and after the closing of the Reorganization on December 31, 2014. For additional information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Part II, Item 7 below and Note 6, Equity Method Investments, to the Consolidated Financial Statements included in Part II, Item 8 below.

On March 19, 2013, Walgreens, Alliance Boots and AmerisourceBergen Corporation (“AmerisourceBergen”) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which branded and generic pharmaceutical products are sourced from AmerisourceBergen in the U.S.; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH (“WBAD”), a global sourcing enterprise formed by Walgreens and Alliance Boots; and agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen’s board of directors in certain circumstances. Please refer to our Form 8-K filed on March 20, 2013 for more detailed information regarding these agreements and arrangements. As of August 31, 2015, we owned approximately 5.2% of the outstanding common shares of AmerisourceBergen and had designated one member of AmerisourceBergen’s board of directors.

In addition, we have undertaken a number of additional acquisitions, divestitures, and strategic initiatives in recent years designed to grow our businesses and enhance our competitive position. These initiatives are described in MD&A in Part II, Item 7 below and Note 4, Restructuring, Note 6, Equity Method Investments and Note 8, Acquisitions to the Consolidated Financial Statements included in Part II, Item 8 below.

Pending Transaction
On October 27, 2015, the Company entered into an Agreement and Plan of Merger with Rite Aid Corporation ("Rite Aid'') and Victoria Merger Sub, Inc., a wholly-owned subsidiary of the Company (the "Merger Agreement"), pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,561 stores in 31 states and the District of Columbia as of August 29, 2015. The transaction is expected to close in the second half of calendar 2016, subject to Rite Aid stockholder approval, regulatory approvals and other customary closing conditions. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 below and Note 21, Subsequent Event, to our Consolidated Financial Statements in Part II, Item 8 below.

Industry Overview
The global retail pharmacy and pharmaceutical wholesale industries are highly competitive and have been experiencing consolidation in recent years. Prescription drugs play a significant role in healthcare and constitute a first line of treatment for many medical conditions. We believe the long-term outlook for prescription drug utilization is strong due, in part, to aging populations, increases in life expectancy, increases in the availability and utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control healthcare costs, and increases in the number of persons with insurance coverage for prescription drugs, including, in the United States, the expansion of healthcare insurance coverage under the Patient Protection and Affordable Care Act (the “ACA”) and “baby boomers” increasingly becoming eligible for the federally funded Medicare Part D prescription program. Wholesalers in the pharmaceutical distribution business function as a vital link between drug manufacturers and pharmacies and healthcare providers in supplying pharmaceuticals to patients.

The global retail pharmacy industry relies significantly on private and governmental third party payers. Many private organizations throughout the healthcare industry, including pharmacy benefit management (“PBM”) companies and health insurance companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power. Third party payers, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies in the United States, can change eligibility requirements or reduce certain reimbursement rates. In addition, in many European countries, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility, and reimbursement levels to control costs for the government-sponsored healthcare system. Changes in law or regulation also can impact reimbursement rates and terms. For example, the ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (“AMP”) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements. State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP. When third party payers or governmental authorities take actions that restrict eligibility or reduce prices or reimbursement rates, sales and margins in the retail pharmacy industry could be reduced, which would adversely affect industry profitability. In some cases, these possible adverse effects may be partially or entirely offset by controlling inventory costs and other expenses, dispensing more higher margin generics, finding new revenue streams through pharmacy services or other offerings and/or dispensing a greater volume of prescriptions.

Generic prescription drugs have continued to help lower overall costs for customers and third party payers. We expect the utilization of generic pharmaceuticals to continue to increase. In general, in the United States, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs. The positive impact on retail pharmacy gross profit margins and gross profit dollars can be significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can vary and the timing of generic conversions can be difficult to predict, which can have a significant impact on retail pharmacy sales, gross profit margins and gross profit dollars.

We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements and other pressures will continue to cause the industries in which we compete to evolve. Pharmacists are on the frontlines of the healthcare delivery system, and we believe rising healthcare costs and the limited supply of primary care physicians present new opportunities for pharmacists and retail pharmacies to play an even greater role in driving positive outcomes for patients and payers through expanded service offerings such as immunizations and other preventive care, healthcare clinics, pharmacist-led medication therapy management and chronic condition management.

Segments
Prior to December 31, 2014, Walgreens’ operations were reported within one reportable segment. Following the completion of the Reorganization and the Second Step Transaction, we organized our operations to reflect our new structure. Our operations are now organized into three divisions, which are also our reportable segments:

•	Retail Pharmacy USA;
•	Retail Pharmacy International; and
•	Pharmaceutical Wholesale.

For fiscal 2015, our segment total sales were:  Retail Pharmacy USA, $81.0 billion; Retail Pharmacy International, $8.8 billion; and Pharmaceutical Wholesale, $15.3 billion. Due to the timing of completion of the Second Step Transaction, Retail Pharmacy International and Pharmaceutical Wholesale total sales reflect operations for the last eight months of our fiscal year. Additional information relating to our segments is included in MD&A in Part II, Item 7 below and in Note 19, Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 below, which information is incorporated herein by reference.

Retail Pharmacy USA
Our Retail Pharmacy USA division has pharmacy-led health and beauty retail businesses in 50 states, the District of Colombia, Puerto Rico and the U.S. Virgin Islands, each focused on helping people feel healthy and happy. We operated 8,173 retail stores in the division as of August 31, 2015. Our principal retail pharmacy brands in the division are Walgreens and Duane Reade. We are a market leader in the United States and, as of August 31, 2015, approximately 76% of the population of the United States lived within five miles of a Walgreens or Duane Reade retail pharmacy.

We provide customers with convenient, omni-channel access to consumer goods and services, including own branded general merchandise such as NICE!, DeLishTM and Well at Walgreens, as well as pharmacy and health and wellness services in communities across America. Our websites receive an average of approximately 68 million visits per month. Integrated with our e-commerce platform, the Walgreens mobile application allows customers to refill prescriptions through scan technology, receive text messages alerting when a refill is due and other retail functionality, such as photo and shopping features.

Our services help improve health outcomes for patients and manage costs for payers including employers, managed care organizations, health systems, PBM companies and the public sector. We utilize our retail network as a channel to provide health and wellness services to our customers and patients, as illustrated by our ability to play a significant role in providing flu vaccines and other immunizations. We also provide specialty pharmacy services and manage in-store clinics branded as “Healthcare Clinic”, with more than 400 locations throughout the United States as of August 31, 2015. We have more than 74,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

The components of the division’s sales are Pharmacy (the sale of prescription drugs and provision of pharmacy-related services) and Retail (the sale of healthcare and retail products including non-prescription drugs, beauty, toiletries and general merchandise). The division’s sales are subject to the influence of seasonality, particularly the winter holiday and cough, cold and flu seasons. This seasonality also can affect the division’s proportion of sales between Retail and Pharmacy during certain periods. The components of the division’s fiscal year total sales were as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Pharmacy	66%	64%	63%
Retail	34%	36%	37%
Total	100%	100%	100%

We filled approximately 723 million prescriptions (including immunizations) in the division in fiscal 2015. Adjusted to 30-day equivalents, prescriptions filled were 894 million in fiscal 2015. Sales where reimbursement is received from managed care organizations, governmental agencies, PBM companies and private insurance were 96.8% of the division’s fiscal 2015 pharmacy sales.

We fill prescriptions for many state Medicaid public assistance programs. Revenues from all such Medicaid plans were approximately 4.5% of the division’s fiscal 2015 total sales. Revenues from Medicare Part D plans were approximately 15.9% of the division’s fiscal 2015 total sales.

Our U.S. loyalty program, Balance® Rewards, is designed to reward our most valuable customers and encourage shopping in stores and online. Balance Rewards members receive special pricing on select products and earn everyday rewards points for purchasing most merchandise that can be instantly redeemed at our stores or through walgreens.com. As of August 31, 2015, the number of active Balance Rewards members totaled approximately 85 million. For this purpose, we define an active member as someone who has used their card in the last six months.

AmerisourceBergen began to supply and distribute all branded pharmaceutical products that we historically sourced from distributors and suppliers to the division’s retail stores as of September 1, 2013, and during calendar 2014, it began to supply and distribute increasingly significant levels of generic pharmaceutical products that, in the past, we self-distributed. This transition to AmerisourceBergen was substantially complete as of August 31, 2014. We purchase our non-pharmaceutical merchandise from numerous manufacturers and wholesalers.

Our sales, gross profit margin and gross profit dollars are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic drugs are introduced to the market. Because any number of factors outside of our control can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.

The current environment of our pharmacy business also includes ongoing generic inflation, reimbursement pressure, and a shift in pharmacy mix towards 90-day at retail (one prescription that is the equivalent of three 30-day prescriptions). In fiscal 2014 and fiscal 2015, we experienced cost increases on a subset of generic drugs that historically experienced deflation, some of which were significant. We expect this generic inflation to continue into fiscal 2016.

We continuously face reimbursement pressure from PBM companies, health maintenance organizations, managed care organizations and other commercial third party payers; our agreements with these payers are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. We experienced lower reimbursement rates in fiscal 2015 as compared to the same period in the prior year. Further, we accepted lower Medicare Part D reimbursement rates in calendar 2015 compared to calendar 2014 in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs.

Our 90-day at retail prescription drug offering is typically at a lower margin than comparable 30-day prescriptions, but provides us with the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription. We expect that these factors will continue to have an adverse impact on gross profit dollar growth in our pharmacy business in fiscal 2016.

Retail Pharmacy International
Our Retail Pharmacy International division (excluding equity method investments) has pharmacy-led health and beauty retail businesses in eight countries, each focused on helping people look and feel their best. We operated 4,582 retail stores in this division as of August 31, 2015 (see “Properties” in Part I, Item 2 below for information regarding geographic coverage), and have grown our online presence significantly in recent years. Our principal retail pharmacy brands are Boots in the United Kingdom, Thailand, Norway, the Republic of Ireland and The Netherlands, and Benavides in Mexico and Ahumada in Chile. In Europe, we are a market leader and our retail stores are conveniently located and our pharmacists are well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities we serve.

The Boots omni-channel offering is differentiated from that of competitors due to the product brands we own, such as No7, Boots Pharmaceuticals, Botanics, Liz Earle, Soap & Glory, and ‘only at Boots’ exclusive products, together with our long established reputation for trust and customer care. Our brands portfolio is enhanced by our in-house product research and development and manufacturing capabilities.

Our retail store networks are typically complemented by on-line platforms. In the United Kingdom, our transactional website, boots.com, and our consumer health and wellness portal, BootsWebMD.com, continued to be two of the most visited health websites, receiving on average approximately 19 million and 11 million visits monthly. Through the boots.com website and integrated mobile application, our ‘order and collect’ service allows customers to order from a range of over 30,000 products by 8:00 p.m. and collect by noon the following day from approximately 90% of the United Kingdom’s retail stores as of August 31, 2015.

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of August 31, 2015, the number of active Boots Advantage Card members totaled approximately 16 million. For this purpose, we define an active member as someone who has used their card in the last six months.

In addition, Boots in the United Kingdom is one of the leaders in the optical market with 637 practices, of which 177 operated on a franchise basis as of August 31, 2015. Approximately 30% of these optical practices are located in Boots stores with the balance being standalone optical practices.

The components of the division’s sales are Pharmacy (typically the sale of prescription drugs and provision of pharmacy-related services, subject to variation in particular jurisdictions depending upon regulatory and other factors) and Retail (primarily the sale of health and beauty products including beauty, toiletries and lifestyle merchandising, non-prescription drugs and, in the United Kingdom, the provision of optical services).

The division’s sales are subject to the influence of seasonality, with the second fiscal quarter typically the strongest as a result of the winter holiday period. This seasonality affects the division’s proportion of sales between Retail and Pharmacy during certain periods. Subsequent to the Second Step Transaction, for the months of January through August 2015, Pharmacy and Retail sales represented 37% and 63% of total division sales, respectively.

The division’s Retail sales, gross profit margin and gross profit dollars are impacted by, among other things, the highly competitive nature of the health and beauty category, specifically our and our competitors pricing actions, promotional offers and events and our customer’s desire for value and convenience.

The division’s Pharmacy sales, gross margin and gross profit dollars are impacted by governmental agencies and other third party payers seeking to minimize increases in the costs of healthcare, including pharmaceutical drug reimbursement rates. In the United Kingdom, our largest market for Pharmacy sales in the division, the amount of government funding available for pharmacy services is reviewed and agreed with the pharmacy industry on an annual basis, has been broadly unchanged for the last two years.

In addition, performance as measured in U.S. dollars is impacted by the exchange rates used to translate these amounts into U.S. dollars, the exchange rate of British Pounds Sterling being the most significant.

Pharmaceutical Wholesale
Our Pharmaceutical Wholesale division (excluding equity method investments), which mainly operates under the Alliance Healthcare brand, supplies medicines, other healthcare products and related services to more than 140,000 pharmacies, doctors, health centers and hospitals each year from 302 distribution centers in 12 countries, primarily in Europe, as of August 31, 2015.

The distribution of prescription medicines to pharmacists comprises the vast majority of the division’s sales. Our wholesale businesses seek to provide high core service levels to pharmacists in terms of frequency of delivery, product availability, delivery accuracy, timeliness and reliability at competitive prices. We also offer customers innovative added-value services to help pharmacists develop their own businesses. This includes membership of Alphega Pharmacy, our pan-European network for independent pharmacies, which, as of August 31, 2015, had over 6,500 members.

In addition to the wholesale of medicines and other healthcare products, our businesses provide services to pharmaceutical manufacturers who are increasingly seeking to gain greater control over their product distribution, while at the same time outsourcing non-core activities. These services include pre-wholesale and contract logistics (mainly under the Alloga brand), direct deliveries to pharmacies, and innovative and specialized healthcare services, covering clinical homecare, medicine support, dispensing services, medicine preparation and clinical trial support (mainly under the Alcura brand).

Combined with local engagement, scale is important in pharmaceutical wholesaling. We are one of the largest pharmaceutical wholesalers and distributors in Europe, and we rank as one of the top three in market share in many of the individual countries in which we operate.

Our sales, gross profit margin and gross profit dollars are impacted by, among other things, government actions, which typically seek to reduce the growth in prescription drug consumption, reduce reimbursement rates and increase generic drug utilization. A greater proportion of generic drugs, whether as a result of government actions, generic conversions or other factors, typically has an adverse effect on our revenues. However, in the wholesale division we typically earn equal or better gross margins on generic drugs than on branded drugs, although there are exceptions.

Changes in manufacturers’ product distribution business models also can impact the division’s sales and gross margin. For example, when pharmaceutical drug manufacturers introduce fee-for-service contracts, it reduces our sales even if we are successful in winning these contracts, as we only recognize sales in the amount of the fees charged. Other manufacturer services, including our pre-wholesale and contract logistics operations are typically on a fee-for-service basis.

In addition, performance as measured in U.S. dollars is impacted by the exchange rates used to translate these amounts into U.S. dollars, the exchange rate of British Pounds Sterling and the Euro being the most significant. The division’s sales are subject to less seasonality than our other divisions.

Intellectual property and licenses
We market products and services under various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark, and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights. We own numerous domain names, hold numerous patents, have registered numerous trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in various jurisdictions. We hold assorted business licenses (such as pharmacy, occupational, liquor and cigarette) having various lives within multiple legal jurisdictions, which are necessary for the normal operation of our business.

Seasonal variations in business
Our business is affected by a number of factors including, among others, our sales performance during holiday periods (including particularly the winter holiday season) and during the cough, cold and flu season (the timing and severity of which is difficult to predict), significant weather conditions, the timing of our own or competitor discount programs and pricing actions, and the timing of changes in levels of reimbursement from governmental agencies and other third party payers. See “Summary of Quarterly Results (Unaudited)” in the Consolidated Financial Statements included in Part II, Item 8 below.

Sources and availability of raw materials
Inventories are purchased from numerous domestic and foreign suppliers. We do not believe that the loss of any one supplier or group of suppliers under common control would have a material adverse effect on our business or that of any of our divisions.

Working capital practices
Effective inventory management is important to our operations. We use various inventory management techniques, including demand forecasting and planning and various forms of replenishment management. Our working capital needs typically are greater in the months leading up to the winter holiday season. We generally finance our inventory and expansion needs with internally generated funds and short-term borrowings. For additional information, see the Liquidity and Capital Resources section in MD&A in Part II, Item 7 below.

Customers
We sell to numerous retail and wholesale customers. No customer or payer accounted for ten percent or more of our consolidated net sales in fiscal 2015. One third party payer, OptumRx, accounted for approximately 12.3% of our Retail Pharmacy USA division’s fiscal 2015 total sales. One customer in our Retail Pharmacy International division, NHS England, accounted for approximately 20.0% of the division’s fiscal 2015 total sales.

Regulation
In the countries in which we do business, we are subject to national, state and local laws, regulations, and administrative practices concerning retail and wholesale pharmacy operations, including regulations relating to our participation in Medicare, Medicaid and other publicly financed health benefit plans; regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Health Insurance Portability and Accountability Act (“HIPAA”); the ACA; licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; and regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable foreign, state and local governmental authorities concerning the operation of our businesses. We are also subject to laws and regulations relating to licensing, tax, foreign trade, intellectual property, privacy and data protection, currency, political and other business restrictions.

We are also governed by national, state and local laws of general applicability in the countries in which we do business, including laws regulating matters of working conditions, health and safety and equal employment opportunity. In connection with the operation of our businesses, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances. Environmental protection requirements did not have a material effect on our results of operations or capital expenditures in fiscal 2015.

Competitive conditions
The industries in which we operate are highly competitive. As a leader in the retail pharmacy industry and as a retailer of general merchandise, we compete with various local, regional, national and global retailers, including chain and independent pharmacies, mail order prescription providers, grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers. Our pharmaceutical wholesale business competes with other pharmaceutical wholesalers as well as alternative supply sources such as importers and manufacturers who supply directly to pharmacies. We compete primarily on the basis of service, convenience, variety and price. Our geographic dispersion helps mitigate the impact of temporary, localized economic and competitive conditions in individual markets. See “Properties” in Part I, Item 2 below for further information regarding our geographic dispersion.

Employees
As of August 31, 2015, we employed approximately 360,000 persons, approximately 115,000 of whom were part-time employees working less than 30 hours per week. The foregoing does not include employees of unconsolidated partially-owned entities.

Research and development
While our global brands portfolio is enhanced by our in-house product research and development capabilities, the amount we spend on research and development activities is not material.

Financial Information about Foreign and Domestic Operations and Export Sales
Prior to completion of the Second Step Transaction, we accounted for our 45% investment in Alliance Boots using the equity method of accounting and as a result, no Alliance Boots sales were included in our net sales prior to December 31, 2014. All our sales in fiscal years 2014 and 2013 occurred within the United States, Puerto Rico, Guam and the U.S. Virgin Islands. Subsequent to the Second Step Transaction, Alliance Boots results have been fully consolidated. Certain financial information relating to foreign and domestic operations, including total revenues and long-lived assets aggregated by our U.S. and non-U.S. operations, is included in Note 19, Segment Reporting to the Consolidated Financial Statements included in Part II, Item 8 below, which information is incorporated herein by reference. See “Risk Factors” in Part I, Item 1A below for information regarding risks attendant to our foreign operations.

Available Information
We file with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and registration statements. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make available free of charge on or through our website at http://investor.walgreensbootsalliance.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file or furnish them to the SEC. The contents of our website are not, however, a part of this Form 10-K or our other SEC filings.

Item 1A.    Risk Factors

In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below, which could materially and adversely affect our business operations, financial condition and results of operations. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial.

Reductions in third party reimbursement levels, from private or governmental agency plans, and potential changes in industry pricing benchmarks for prescription drugs could adversely affect our results of operations.

The substantial majority of the prescriptions we fill are reimbursed by third party payers, including private and governmental agency payers. The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, governmental agencies, and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may adversely impact our results of operations. In the United States, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.

In the United States, certain provisions of the Deficit Reduction Act of 2005 sought to reduce federal spending by altering AMP (the Medicaid reimbursement formula for multi-source (i.e., generic) drugs). While those reductions did not go into effect, the ACA, which was signed into law on March 23, 2010, enacted a modified AMP reimbursement formula for multi-source drugs that significantly affects reimbursement calculations. The modified formula, when implemented, is expected to reduce Medicaid reimbursements, which could adversely affect our results of operations. The Centers for Medicare and Medicaid Services (“CMS”) is preparing to use the modified reimbursement formula to calculate a U.S. federal ceiling on reimbursement rates for multi-source drugs to pharmacies under the Medicaid program, and posts draft federal upper limit (“FUL”) reimbursement files on the CMS website that are calculated based on the requirements of the health reform legislation. As of the date of this report, these draft FUL files are for review and comment only; however, CMS has announced that it plans to publish final FULs after a period of releasing them in draft format. CMS has issued proposed regulations to implement the ACA’s provisions regarding Medicaid reimbursement to pharmacies, but to date the regulations have not been finalized. There have also been a number of other proposals and enactments by the federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget deficits, and we expect additional proposals in the future.

Many payers in the United States are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price, and actual acquisition cost. For example, CMS now makes national average drug acquisition cost data, which reflect retail community pharmacy invoice costs, publicly available on a regular basis. CMS has indicated that state Medicaid agencies can use this information to compare their own reimbursement and pricing methodologies and rates to those derived from the survey data. There can be no assurance that recent or future changes in prescription drug reimbursement policies and practices will not materially and adversely affect our results of operations.

A shift in pharmacy mix toward lower margin plans and programs could adversely affect our results of operations.

A shift in the mix of pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect our results of operations. Our Retail Pharmacy USA division continued to experience a shift in pharmacy mix towards 90-day at retail in fiscal 2015 and that trend is expected to continue in fiscal 2016. Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions. Additionally, we have accepted lower reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. If we are not able to generate additional prescription volume and other business from patients participating in these programs that is sufficient to offset the impact of lower reimbursement, our results of operations could be materially and adversely affected.

We could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.

New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically results in relatively lower sales revenues, but higher gross profit margins. Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could materially and adversely affect our results of operations.

Generic drug inflation could have a material adverse effect on our results of operations in the United States.

Overall increases in the amounts we pay to procure generic drugs, commonly referred to as generic drug inflation, could have a material adverse effect on our results of operations, including particularly those of our Retail Pharmacy USA division. Our gross profit margins would be adversely affected by generic inflation to the extent we are not able to offset such cost increases. We experienced a shift from historical patterns of deflation in generic drug costs to inflation in fiscal 2014, when we experienced cost increases on a subset of generic drugs that in some cases were significant. This generic inflation continued with respect to certain generic drugs in fiscal 2015. Any failure to fully offset any such increased prices and costs or to modify our activities to mitigate the impact could have a material adverse effect on our results of operations.

We derive a significant portion of our sales in the United States from prescription drug sales reimbursed by pharmacy benefit management companies.

We derive a significant portion of our sales in the United States from prescription drug sales reimbursed through prescription drug plans administered by PBM companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. There can be no assurance that we will continue to participate in any particular PBM company’s pharmacy provider network in any particular future time period. If our participation in the pharmacy provider network for a prescription drug plan administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short-term. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results could be materially and adversely affected. If we exit a pharmacy provider network and later resume participation, there can be no assurance that we will achieve any particular level of business on any particular pace, or that all clients of the PBM company will choose to include us again in the pharmacy network for their plans, initially or at all. In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by such plans.

Consolidation and strategic alliances in the healthcare industry could adversely affect our business operations, competitive positioning, financial condition and results of operations.

Many organizations in the healthcare industry, including PBM companies and health insurance companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power, which has resulted in greater pricing pressures. For example, in July 2015, OptumRx, UnitedHealth Group’s pharmacy care services business, completed its combination with Catamaran Corporation, with the combined businesses expected to fulfill over one billion prescriptions in 2015 and be the third largest PBM company in the United States. In addition, significant business combinations within the health insurance industry were announced in July 2015, with Anthem, Inc. announcing its agreement to acquire Cigna Corporation, and Aetna, Inc. announcing its agreement to acquire Humana Inc., with the resulting enterprises expected to be two of the three largest health insurers in the United States. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services. If these pressures result in reductions in our prices, our businesses would become less profitable unless we are able to achieve corresponding reductions in costs.

Strategic alliances in the healthcare industry also impact our businesses and competitive positioning. For example, following the announcement of our agreement with AmerisourceBergen providing for, among other things, generic drug purchasing by Walgreens, Alliance Boots and AmerisourceBergen through WBAD, our global sourcing enterprise, some of our retail pharmacy competitors subsequently established relationships with other pharmaceutical drug wholesalers relating to generic drug procurement. In addition, further consolidation among generic drug manufacturers could lead to increased generic drug inflation in the future. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and other pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, and which may materially and adversely impact our business operations, financial condition and results of operations.

We may not be able to successfully or timely complete the pending acquisition of Rite Aid.

Risks and uncertainties related to our pending acquisition of Rite Aid include, among others: the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement including the failure of Rite Aid to obtain the approval of its stockholders of the transaction; that regulatory or other approvals required for the transaction are not obtained; that litigation may be filed which could prevent or delay the transaction; and that uncertainty regarding the transaction may adversely affect our and Rite Aid's relationships with suppliers, payers, customers and other third parties with which we or Rite Aid do business.

Completion of the transaction is subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the expiration or termination of applicable waiting periods (and any extensions thereof) under the Hart-Scott- Rodino Antitrust Improvements Act of 1976, as amended, approval of the transaction by Rite Aid stockholders, no material adverse effect having occurred with respect to Rite Aid prior to the closing of the transaction and other customary conditions. We will be unable to complete the pending acquisition of Rite Aid until each of the conditions to closing is either satisfied or waived. In deciding whether or not to object to the transaction, regulatory agencies have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transaction, these agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after consummation of the transaction. These requirements, limitations, costs, divestitures or restrictions may reduce the anticipated benefits of the transaction or affect our results of operations after the closing of the transaction. Further, we can provide no assurance that we will obtain the necessary approvals or that any such conditions that are imposed would not diminish the anticipated benefits of the transaction or result in the termination of the transaction. In the event that the transaction is not completed due to the failure to obtain antitrust clearance, we could be required to pay Rite Aid a termination fee of $325 million or $650 million in certain circumstances.

While our acquisition of Rite Aid is pending, it creates uncertainty that may adversely affect our business and results of operations, including with respect to our relationships with suppliers, payers, customers and other third parties with which we do business. Further, we have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the pending transaction, as well as the diversion of management resources, for which we will receive little or no benefit if the closing of the transaction does not occur.

If we complete our pending acquisition of Rite Aid, we may not realize the anticipated benefits of the transaction which could adversely impact our results of operations.

We entered into the Merger Agreement with the expectation that the transaction will result in various benefits, including, among other things, cost savings and operating efficiencies. The achievement of the anticipated benefits of the transaction is subject to a number of uncertainties, including whether Rite Aid's business can be integrated into ours in an efficient and effective manner. If the Rite Aid transaction is completed, we can provide no assurance that the anticipated benefits of the transaction, including cost savings and synergies, will be fully realized in the time frame anticipated or at all; the costs or difficulties related to the integration of Rite Aid's business and operations into ours will not be greater than expected; unanticipated costs, charges and expenses will not result from the transaction; litigation relating to the transaction will not be filed; we will be able to retain key personnel; and the transaction will not cause disruption to the parties' business and operations and relationships with employees and suppliers, payers, customers and other third parties with which we do business. If one or more of these risks are realized, it could have a material adverse impact on our operating results.

The anticipated strategic and financial benefits of our acquisition of Alliance Boots may not be realized.

Walgreens and Alliance Boots entered into the Purchase and Option Agreement dated June 18, 2012, as amended on August 5, 2014 (as amended, the “Purchase and Option Agreement”), and consummated the first and second step transactions contemplated thereby, with the expectation that the transactions would result in various benefits including, among other things, procurement cost savings and operating efficiencies, revenue synergies, increased innovation, sharing of best practices, and a strengthened market position that may serve as a platform for future growth. The processes and initiatives needed to achieve these potential benefits are complex, costly, and time consuming, and we have not previously completed a transaction comparable in size or scope. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. Achieving the expected benefits of the Alliance Boots transaction is subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses or delays, and competitive factors in the marketplace.

Prior to the Alliance Boots acquisition on December 31, 2014, Alliance Boots was a privately-held company and was not subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. Compliance with these new obligations as a result of Alliance Boots becoming a part of a public company has required and may continue to require significant resources and management attention, and any failure to comply could have a material adverse effect on us. In addition, some current and prospective employees may experience uncertainty about their roles within the combined company, which may adversely affect our ability to retain or recruit key managers and other employees. We could also encounter unforeseen transaction and integration-related costs or other circumstances, such as unforeseen liabilities or other issues existing or arising with respect to the business of Alliance Boots or otherwise resulting from the transaction. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business operations, financial condition and results of operations. In addition, we have incurred significant transaction costs related to the acquisition and have incurred and will continue to incur integration and related costs as we integrate the Alliance Boots businesses. These integration and acquisition-related costs, including legal, accounting, financial and tax advisory and other fees and costs, may be higher than expected and some of these costs may be material.

Our operations outside of the United States subject us to a number of operating, economic, political, regulatory and other international business risks.

Together with our equity method investments, we had a presence in over 25 countries as of August 31, 2015. The strategic combination with Alliance Boots in December 2014 greatly increased the importance of international business to our operations, growth and prospects as, historically, substantially all of Walgreens’ business operations had been conducted within the United States and its territories. A substantial portion of Alliance Boots’ revenues are generated in the European Union and neighboring countries, and substantially all of Alliance Boots’ revenues are generated outside the United States. Our international business operations are subject to a number of risks, including:

•	compliance with a wide variety of foreign laws and regulations, including retail and wholesale pharmacy, licensing, tax, foreign trade, intellectual property, privacy and data protection, currency, political and other business restrictions and requirements and local laws and regulations, whose interpretation and enforcement vary significantly among jurisdictions and can change significantly over time;

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws;

•	potential difficulties in managing foreign operations, mitigating credit risks in foreign markets, enforcing agreements and collecting receivables through foreign legal systems;

•	price controls imposed by foreign countries;

•	tariffs, duties or other restrictions on foreign currencies or trade sanctions and other trade barriers imposed by foreign countries;

•	potential adverse tax consequences, including tax withholding laws and policies and restrictions on repatriation of funds to the United States;

•	fluctuations in currency exchange rates, including uncertainty regarding the Euro;

•	impact of recessions and economic slowdowns in economies outside the United States, including foreign currency devaluation, higher interest rates, inflation, and increased government regulation or ownership of traditional private businesses;

•	the instability of foreign economies, governments and currencies and unexpected regulatory, economic or political changes in foreign markets; and

•	developing and emerging markets may be especially vulnerable to periods of instability and unexpected changes, and consumers in those markets may have relatively limited resources to spend on products and services.

These factors can also adversely affect our payers, vendors and customers in international markets, which in turn can negatively impact our businesses. We cannot assure you that one or more of these factors will not have a material adverse effect on our business operations, results of operation or financial condition.

Our significant operations outside of the United States also expose us to currency exchange rate fluctuations and related risks, including transaction currency exposures relating to the import and export of goods in currencies other than businesses’ functional currencies as well as currency translation exposures relating to profits and net assets denominated in currencies other than the U.S. dollar. We present our financial statements in U.S. dollars and, since the completion of the strategic combination with Alliance Boots in December 2014, have had a significant proportion of net assets and income in non-U.S. dollar currencies, primarily British Pounds Sterling and the Euro, as well as a range of emerging market currencies. Our results of operations and capital ratios can therefore be sensitive to movements in foreign exchange rates. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future results of operations. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a significant adverse impact on our results of operations.

We may from time to time, in some instances enter into foreign currency contracts or other derivative instruments intended to hedge a portion of our foreign currency fluctuation risks, which subjects us to additional risks such as the risk that counterparties may fail to honor their obligations to us. Additionally, we may (and currently do) use foreign currency borrowings to hedge some of our foreign currency fluctuation risks. The periodic use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. We cannot assure you that fluctuations in foreign currency exchange rates, including particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, will not materially affect our consolidated financial results.

Our business results depend on our ability to successfully manage ongoing organizational change and achieve cost savings initiatives.

In April 2015, our Board of Directors approved a plan to implement the Cost Transformation Program described in MD&A in Part II, Item 7 below as part of an initiative to reduce costs and increase operating efficiencies. There can be no assurance that we will realize, in full or in part, the anticipated benefits of this program. Our financial goals assume a level of productivity improvement, including those reflected in our Cost Transformation Program and other business optimization initiatives. If we are unable to deliver these expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on our businesses, financial condition and results of operations.

Disruption in our global supply chain could negatively impact our businesses.

The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including for issues such as labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, the supplier’s financial distress, natural disasters, civil unrest or acts of war or terrorism or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

We use a single wholesaler of branded and generic pharmaceutical drugs as our primary source of such products for our Retail Pharmacy USA division.

On March 19, 2013, Walgreens, Alliance Boots and AmerisourceBergen announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which Walgreens sources branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through WBAD, a global sourcing enterprise established by Walgreens and Alliance Boots; and agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen’s board of directors in certain circumstances. As of the date of this report, AmerisourceBergen distributes for our Retail Pharmacy USA division all branded pharmaceutical products that Walgreens historically sourced from suppliers and distributors as well as substantially all generic pharmaceutical products that Walgreens previously self-distributed. Consequently, our business in the United States may be adversely affected by any operational, financial or regulatory difficulties that AmerisourceBergen experiences. For example, if AmerisourceBergen’s operations are seriously disrupted for any reason, whether due to a natural disaster, labor disruption, regulatory action, computer or operational systems or otherwise, it could adversely affect our business in the United States and our results of operations.

Our distribution agreement with AmerisourceBergen is subject to early termination in certain circumstances and, upon the expiration or termination of the agreement, there can be no assurance that we or AmerisourceBergen will be willing to renew the agreement or enter into a new agreement, on terms favorable to us or at all. If such expiration or termination occurred, we believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available and that we could obtain and qualify alternative sources, which may include resuming self-distribution in some cases, for substantially all of the prescription drugs we sell on an acceptable basis, such that the impact of any expiration or termination would be temporary. However, there can be no assurance we would be able to engage alternative supply sources or implement self-distribution processes on a timely basis or on terms favorable to us, or effectively manage these transitions, any of which could adversely affect our business operations, financial condition and results of operations.

The anticipated strategic and financial benefits of our relationship with AmerisourceBergen may not be realized.

Walgreens entered into the arrangement with AmerisourceBergen and Alliance Boots with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, procurement cost savings and operating efficiencies, innovation and sharing of best practices. The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming. Many of the anticipated synergies and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Achieving the anticipated benefits from the arrangement is subject to a number of significant challenges and uncertainties, including the possibility of faulty assumptions underlying expectations, processes or initiatives, or the inability to realize and/or delays in realizing potential benefits and synergies, whether unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner, unforeseen expenses or delays, and competitive factors in the marketplace.

In addition, we have the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated as of March 18, 2013 by and among the Company, Alliance Boots and AmerisourceBergen (the “Framework Agreement”) to invest in the equity of AmerisourceBergen. There can be no assurance that we will complete any specific level of such potential equity investments in AmerisourceBergen, or exercise our warrants to acquire AmerisourceBergen common stock when they are exercisable, or that if completed, that such investments will ultimately be profitable. If such investments are completed and the price of AmerisourceBergen common stock subsequently declines substantially, we could experience a loss on or impairment of such investment, which could adversely affect our financial condition and results of operations. We could also encounter unforeseen costs, circumstances or issues existing or arising with respect to the transactions and collaboration we anticipate resulting from the Framework Agreement. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business operations, financial condition and results of operations.

From time to time, we make investments in companies over which we do not have sole control, including our investment in AmerisourceBergen. Some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in other companies that we may not control or over which we may not have sole control. For example, while we beneficially own approximately 5% of the outstanding common stock and have a designee serving on the board of directors of AmerisourceBergen, we do not and will not have the ability to control day-to-day operations of that company. Although the businesses in which we have made non-controlling investments often have a significant health and daily living or prescription drug component, some of them operate in businesses that are different from our primary lines of business and/or operate in different geographic markets than we do. Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses.

From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks. The completion of the Second Step Transaction increased our and our stockholders’ effective interest in certain equity method investments and other investments of Alliance Boots over which Alliance Boots does not exercise control. We rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may materially and adversely affect us. Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we are invested, becoming involved in disputes, or competing with those persons.

Changes in economic conditions could adversely affect consumer buying practices.

Our performance has been, and may continue to be, adversely impacted by changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect our key vendors and customers. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, levels of personal disposable income, and global, national, regional or local economic conditions, as well as acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns, which could lead to a decrease in overall consumer spending. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices. All of these factors could materially and adversely impact our business operations, financial condition and results of operations.

European economic conditions together with austerity measures being taken by certain European governments could adversely affect us.

The acquisition of Alliance Boots significantly increased our assets and operations within Europe and, accordingly, our exposure to economic conditions in Europe. A further slowdown within the European economy could affect our businesses in Europe by reducing the prices our customers may be able or willing to pay for our products and services or by reducing the demand for our products and services, either of which could result in a material adverse impact on our results of operations. In addition, in many European countries, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility, and reimbursement levels to control costs for the government-sponsored healthcare system. In recent years, in response to the economic environment and financial crisis in Europe, a number of European governments have announced or implemented austerity measures to reduce healthcare spending and constrain overall government expenditures. These measures, which include efforts aimed at reforming healthcare coverage and reducing healthcare costs, continue to exert pressure on the pricing of and reimbursement timelines for pharmaceutical drugs. Countries with existing austerity measures may impose additional laws, regulations, or requirements on the healthcare industry. In addition, European governments that have not yet imposed austerity measures may impose them in the future. Any new austerity measures may be similar to or vary in scope and nature from existing austerity measures and could have a material adverse effect on our international business operations and results of operations.

The industries in which we operate are highly competitive.

The level of competition among retail pharmacies and pharmaceutical wholesalers is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors, could materially and adversely impact us. Our retail pharmacy businesses face intense competition from local, regional, national and global companies, including other drugstore and pharmacy chains, independent drugstores and pharmacies, mail-order prescription providers and various other retailers such as grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers, some of which are aggressively expanding in markets we serve. Businesses in our Pharmaceutical Wholesale division face intense competition from direct competitors, including national and regional cooperative wholesalers, and alternative supply sources such as importers and manufacturers who supply directly to pharmacies. Competition may also come from other sources in the future. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reevaluate our pricing structures to remain competitive. For example, if we are not able to anticipate and successfully respond to changes in market conditions in our pharmaceutical wholesale division, including changes driven by competitors, suppliers or manufacturers, it could result in a loss of customers or renewal of contracts or arrangements on less favorable terms. Any failure to anticipate and timely and appropriately respond to evolving market conditions could result in decreased revenue and have a material adverse effect on our results of operations.

If the merchandise and services that we offer fail to meet customer needs, our sales may be adversely affected.

We could be adversely affected by changes in consumer spending levels and shopping habits and preferences, including attitudes towards our retail and product brands. The success of our retail pharmacy businesses depends on our ability to offer a superior shopping experience, a quality assortment of available merchandise, and superior customer service. We must identify, obtain supplies of, and offer to our customers attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the needs and desires of our customers, whose preferences may change in the future. It is difficult to predict consistently and successfully the products and services our customers will demand. If we misjudge either the demand for products and services we sell or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our customers and the demand for our products and services, which could materially and adversely impact our results of operations.

Our private brand offerings expose us to various additional risks.

In addition to brand name products, we offer our customers private brand products that are not available from other retailers. We seek to continue to grow our exclusive private brand offerings as part of our growth strategy, including through the expanded offering of Boots No7 and other brands owned or licensed on an exclusive basis, as well as through selective acquisitions. Maintaining consistent product quality, competitive pricing, and availability of our private brand offerings for our customers is important in differentiating us from other retailers and developing and maintaining customer loyalty. Although we believe that our private brand products offer value to our customers and typically provide us with higher gross margins than comparable national brand products we sell, the expansion of our private brand offerings also subjects us to additional risks, such as potential product liability risks and mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors’ products, which, in turn, could adversely affect our relationship with certain of our vendors. Any failure to adequately address some or all of these risks could have a material adverse effect on our business operations, results of operations and financial condition.

If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted.

Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to comparison shop, determine product availability and complete purchases online. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers that have the right features and are reliable and easy to use. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

We may be constrained if we are unable to find suitable new store locations at acceptable prices or by the terms of our current leases.

Our ability to grow our retail pharmacy businesses may be constrained if suitable new store locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable locations for our stores. Local land use and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations and influence the cost of constructing our stores. The termination or expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores.

We may experience a significant disruption in our computer systems.

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

If we do not maintain the privacy and security of sensitive customer and business information, we could damage our reputation, suffer a loss of revenue, incur substantial additional costs and become subject to litigation.

The protection of customer, employee, and company data is critical to our businesses. Cybersecurity and other information technology security risks, such as a significant breach of customer, employee, or company data, could attract a substantial amount of media attention, damage our customer relationships and reputation, and result in lost sales, fines or lawsuits. Throughout our operations, we receive, retain and transmit certain personal information that our customers and others provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. Although we deploy a layered approach to address information security threats and vulnerabilities designed to protect confidential information against data security breaches, a compromise of our data security systems or of those of businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our business operations, financial condition and results of operations. In addition, a security breach could require that we expend substantial additional resources related to the security of information systems and disrupt our businesses.

The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing data privacy regulations in the United States and in other countries in which we operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. Some foreign data privacy regulations are more stringent than those in the United States. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged and we could be subject to additional litigation and regulatory risks. Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have a material adverse effect on our business operations, financial condition and results of operations.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, Apple Pay™ and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements and related interpretations may change over time, which could make compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements, or if data is compromised due to a breach or misuse of data relating to our payment systems, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments could be impaired. In addition, our reputation could suffer and our customers could lose confidence in certain payment types, which could result in higher costs and/or reduced sales and materially and adversely affect our results of operations.

Our growth strategy is partially dependent upon acquisitions, joint ventures and other strategic investments, some of which may not prove to be successful.

We have grown, in part, through acquisitions in recent years and expect to continue to acquire or invest in businesses that build on or are deemed complementary to our existing businesses or further our growth strategies. Acquisitions involve numerous risks, including difficulties in integrating the operations and personnel of the acquired companies, distraction of management from overseeing, and disruption of, our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers, and difficulties in achieving the synergies we anticipated. Any failure to select suitable acquisitions at fair prices, conduct appropriate due diligence and successfully integrate the acquired company, including particularly when acquired businesses operate in new geographic markets or areas of business, could materially and adversely impact our financial condition and results of operations. These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current stockholders’ percentage ownership, or incur asset write-offs and restructuring costs and other related expenses.

Acquisitions, joint ventures and strategic investments involve numerous other risks, including potential exposure to unknown liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was completed. No assurance can be given that our acquisitions, joint ventures and other strategic investments will be successful and will not materially adversely affect our business operations, financial condition or results of operations.

Changes in healthcare regulatory environments may adversely affect our businesses.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the United States and the funding of governmental payers in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding at the state or federal level for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued governmental and private payer pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our profitability.

The ACA was enacted in 2010 to provide health insurance coverage to millions of previously uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. While certain provisions of the ACA have already taken effect, others have delayed effective dates or require further rulemaking action or regulatory guidance by governmental agencies to implement and/or finalize. As a result, there remains considerable uncertainty as to the full impact of ACA on our business operations. Future rulemaking or other regulatory actions under the ACA or otherwise could increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. We cannot predict the timing or impact of any future rulemaking or other regulatory actions, but any such actions could have a material adverse impact on our results of operations.

A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on our reputation and profitability.

We operate in a complex, highly regulated environment in the United States and in the other countries in which we operate and could be adversely affected by changes to existing legal requirements, new legal requirements and/or any failure to comply with applicable regulations. Businesses in our Pharmaceutical Wholesale division are subject to a range of regulations relating to such things as product margins, product traceability and the conditions under which products must be stored. Our retail pharmacy and health and wellness services businesses are subject to numerous country, state and local regulations including licensing and other requirements for pharmacies and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: country, and state registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including HIPAA; the ACA; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (“FDA”) and Drug Enforcement Administration (“DEA”), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and foreign, national and state laws governing the practice of the profession of pharmacy. For example, in the United States the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substance Act and its accompanying regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We are also governed by foreign, national and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity. In addition, we could have significant exposure if we are found to have infringed another party’s intellectual property rights.

Changes in laws, regulations and policies and the related interpretations may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws, regulations and policies generally cannot be predicted, and changes in applicable laws, regulations and policies may require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures. Untimely compliance or noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our businesses, including:  suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the United States; loss of licenses; and significant fines or monetary penalties. Any failure to comply with applicable regulatory requirements in the United States or in any of the countries in which we operate could result in significant legal and financial exposure, damage our reputation, and have a material adverse effect on our business operations, financial condition and results of operations.

We could be adversely affected by product liability, product recall or personal injury issues.

We could be adversely impacted by the supply of defective products, including the infiltration of counterfeit products into the supply chain, errors in re-labelling of products, product tampering, product recall and contamination or product mishandling issues. Through our pharmacies, we are also exposed to risks relating to the services we provide. Errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide. Our healthcare clinics also increase our exposure to professional liability claims related to medical care. Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims. We also may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability or personal injury issue or judgment against us or a product recall could have a material adverse effect on our business operations, financial condition and results of operations.

We have significant outstanding debt; our debt and associated payment obligations could significantly increase in the future if we incur additional debt and do not retire existing debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of August 31, 2015, we had approximately $14.4 billion of outstanding indebtedness, including short-term borrowings. Our debt level and related debt service obligations could have negative consequences, including:

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

We may incur or assume significantly more debt in the future, including in connection with acquisitions, strategic investments or joint ventures. For example, we incurred significant additional debt in connection with the Second Step Transaction. Further, we intend to finance our pending acquisition of Rite Aid through a combination of cash on hand and debt financing. We have entered into a bridge facility commitment letter and expect to obtain permanent financing to replace such bridge facility prior to the closing of the transaction, but cannot guarantee that we will obtain such permanent financing on terms that are acceptable to us or at all. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and Note 21, Subsequent Event, to our Consolidated Financial Statements in Part II, Item 8 below. If we add new debt and do not retire existing debt, the risks described above could increase. We also could be adversely impacted by any failure to renew or replace, on terms acceptable to us or at all, existing funding arrangements when they expire, and any failure to satisfy applicable covenants.

Our long-term debt obligations include covenants that may adversely affect our ability, and the ability of certain of our subsidiaries, to incur certain secured indebtedness or engage in certain types of transactions. In addition, our existing credit agreements require us to maintain as of the last day of each fiscal quarter a ratio of consolidated debt to total capitalization not to exceed a certain level. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. This could have a material adverse effect on our business operations and financial condition.

Our credit ratings and ability to access well-functioning capital markets are important to us.

Historically, we have relied on the public debt capital markets to fund portions of our capital investments and access to the commercial paper market and bank credit facilities as part of our working capital management strategy. Our continued access to these markets, and the terms of such access, depend on multiple factors including the condition of debt capital markets, our operating performance, and our credit ratings. The major credit rating agencies have assigned us and our corporate debt investment grade credit ratings. These ratings are based on a number of factors, which include their assessment of our financial strength and financial policies. We aim to maintain investment grade ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders and other creditors, including landlords for our leased stores, on terms that we consider advantageous to our businesses. However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating so warrant. Incurrence of additional debt by us, including, if the pending acquisition of Rite Aid is completed, outstanding Rite Aid indebtedness we acquire upon closing and any additional debt we issue in connection with the financing of the transaction, could adversely affect our credit ratings. Any disruptions or turmoil in the capital markets or any downgrade of our credit ratings could adversely affect our cost of funds, liquidity, competitive position and access to capital markets, which could materially and adversely affect our business operations, financial condition, and results of operations.

As a holding company, Walgreens Boots Alliance is dependent on funding from its operating subsidiaries to pay dividends and other obligations.

Walgreens Boots Alliance is a holding company with no business operations of its own. Its only significant asset is the outstanding capital stock of its subsidiaries. As a result, it is dependent on funding from its subsidiaries, including Walgreens and Alliance Boots, to meet its obligations. Additionally, Walgreens Boots Alliance’s subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to Walgreens Boots Alliance, which may limit the payment of cash dividends or other distributions to the holders of Walgreens Boots Alliance common stock. Credit facilities and other debt obligations of Walgreens Boots Alliance, as well as statutory provisions, may further limit the ability of Walgreens Boots Alliance and its subsidiaries to pay dividends.

Our quarterly results may fluctuate significantly.

Our operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future. Factors that may affect our quarterly operating results, some of which are beyond the control of management, include, but are not limited to, seasonality; the timing of the introduction of new generic and brand name prescription drugs; inflation, including with respect to generic drug procurement costs; the timing and severity of the cough, cold and flu season; changes in payer reimbursement rates and terms; fluctuations in inventory, energy, transportation, labor, healthcare and other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; asset impairments; the relative magnitude of our LIFO provision in any particular quarter; fluctuations in the value of our warrants to acquire AmerisourceBergen common stock; foreign currency fluctuations; prolonged severe weather in key markets; and many of the other risk factors discussed herein. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not rely on the results of any particular quarter as an indication of our future performance.

Our businesses are seasonal in nature, and adverse events during the holiday and cough, cold and flu seasons could adversely impact our operating results.

Our businesses are seasonal in nature, with the second fiscal quarter (December, January and February) typically generating a higher proportion of retail sales and earnings than other fiscal quarters. We purchase significant amounts of seasonal inventory in anticipation of the holiday season. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, or unanticipated adverse weather, could result in lower-than-planned sales during key selling seasons. For example, frequent or unusually heavy snowfall, ice storms, rainstorms, windstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and increase our snow removal and other costs. This could lead to lower sales or to unanticipated markdowns, negatively impacting our financial condition and results of operations. In addition, both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season, which can vary considerably from year to year.

We could be adversely impacted by changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, vendor rebates and other vendor consideration, lease obligations, self-insurance liabilities, tax matters, unclaimed property laws and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for the Company’s reporting units, including goodwill, intangible assets and investments in equity interests, including investments held by our equity method investees, may have an adverse effect on the Company’s financial condition and results of operations. Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit. Factors that could lead to impairment of investments in equity interests of the companies in which we invested or the investments held by those companies include a prolonged period of decline in their operating performance or adverse changes in the economic, regulatory and legal environments of the countries they operate in. New accounting guidance also may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to leases, revenue and other areas impacted by the current convergence project between the Financial Accounting Standards Board and the International Accounting Standards Board could require us to make significant changes to our lease management system or other accounting systems, and could result in adverse changes to our financial statements.

We have a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to our results of operations.

As of August 31, 2015, we had $28.7 billion of goodwill and other intangible assets (based on the preliminary purchase accounting for the Alliance Boots acquisition), a significant increase over the $3.5 billion of goodwill and other intangible assets we had as of August 31, 2014. We accounted for the Second Step Transaction using the purchase method of accounting in accordance with GAAP, with the purchase price paid allocated to recognize the acquired assets and liabilities at their fair value. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by GAAP, we will evaluate this goodwill and other intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.

We are exposed to risks related to litigation and other legal proceedings.

We operate in a highly regulated and litigious environment. We are involved in legal proceedings and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities arising in the course of our businesses, including those contained in Note 13, Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. From time to time, we are also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

We could be adversely affected by violations of anti-bribery, anti-corruption and/or international trade laws.

We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act, any violation of which could create substantial liability for us and also harm our reputation. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. If we are found to have violated the FCPA, or any other anti-bribery, anti-corruption or international trade laws, we may face sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with governmental agencies or receive export licenses. In addition, new initiatives may be proposed from time to time that impact the trading conditions in certain countries or regions, and may include retaliatory duties or trade sanctions which, if enacted, could adversely impact our trading relationships with vendors or other parties in such locations and have a material adverse effect on our operations. From time to time, we may face audits or investigations by one or more domestic or foreign governmental agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could materially and adversely affect our business operations, financial condition, and results of operations.

We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.

We are a large corporation with operations in the United States and numerous other jurisdictions around the world. As such, we are subject to tax laws and regulations of the United States federal, state and local governments as well as various foreign jurisdictions. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As the tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. From time to time, legislative initiatives are proposed that could adversely affect our tax positions, effective tax rate, tax payments or financial condition. In addition, tax laws are complex and subject to varying interpretations. Any change in enacted tax laws, rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations.

Our insurance programs may expose us to unexpected costs.

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation; automobile and general liability; property, director and officers’ liability; and employee healthcare benefits. Provisions for losses related to self-insured risks generally are based upon actuarially determined estimates. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all materially and adversely affect our financial condition and results of operations.

We could be adversely impacted by changes in assumptions used in calculating pension assets and liabilities.

We operate certain defined benefit pension plans in the United Kingdom, which were closed to new entrants in 2010. The valuation of the pension plan’s assets and liabilities depends in part on assumptions, which are primarily based on the financial markets as well as longevity and employee retention rates. This valuation is particularly sensitive to material changes in the value of equity, bond and other investments held by the pension plans, changes in the corporate bond yields which are used in the measurement of the liabilities, changes in market expectations for long-term price inflation, and new evidence on projected longevity rates. Funding requirements and the impact on the statement of earnings relating to these pension plans are also influenced by these factors. Adverse changes in the assumptions used to calculate the value of pension assets and liabilities, including lower than expected pension fund investment returns and/or increased life expectancy of plan participants, or regulatory change could require us to increase the funding of its defined benefit pension plans or incur higher expenses, which would adversely impact our results of operations and financial position.

Certain stockholders may have significant voting influence over matters requiring stockholder approval.

As of August 31, 2015, affiliates of Stefano Pessina, our Executive Vice Chairman and Chief Executive Officer (the “SP Investors”), and affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”, and together with certain of its affiliates, the “KKR Investors”) together had sole or shared voting power, directly or indirectly, over an aggregate of approximately 20.2% of our outstanding common stock, based on filings by such persons with the SEC. This total includes the approximately 12.8% of our outstanding common stock (as of August 31, 2015) held by Sprint Acquisitions Holdings Limited (f/k/a AB Acquisitions Holdings Limited) (“Sprint Acquisitions”), which is jointly controlled by Mr. Pessina (indirectly through controlled entities) and the KKR Investors, which could be distributed to the various shareholders of Sprint Acquisitions (including the SP Investors and the KKR Investors) in fiscal 2016 as described below. The SP Investors and the KKR Investors have agreed to, for so long as the SP Investors and the KKR Investors (as applicable) have the right to designate a nominee for election to the Board, to vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of the Company’s stockholders (including with respect to the election of directors). Whether or not subject to these voting provisions, the SP Investors’ and/or the KKR Investors’ significant interest in our common stock potentially could determine the outcome of matters submitted to a vote by our stockholders. The influence of the SP Investors and/or the KKR Investors could result in our taking actions that other stockholders do not support or failing to take actions that other stockholders support. As a result, the market price of our common stock could be adversely affected.

Shares issued to Alliance Boots stockholders in connection with our strategic combination with Alliance Boots are or soon will be eligible for future sale.

In connection with our strategic combination with Alliance Boots, we issued a total of approximately 227.7 million shares of our common stock to former Alliance Boots shareholders. These shares represented approximately 20.9% of our outstanding shares as of August 31, 2015. We also entered into, on August 2, 2012, a shareholders agreement (the “Company Shareholders Agreement”) with certain of the SP Investors and the KKR Investors that imposed certain contractual restrictions that generally prohibited them from transferring these shares of our common stock for specified time periods. These transfer restrictions have now lapsed. However, unless the SP Investors and the KKR Investors have elected to put certain guarantees in place, the Purchase and Option Agreement prohibits Sprint Acquisitions from distributing more than 10% of the shares of our common stock it received on completion of the Second Step Transaction to its investors until December 31, 2015. Accordingly, subject to these provisions of the Purchase and Option Agreement and certain obligations pursuant to the Company Shareholders Agreement, these shares may now be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), depending on the holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. The Company Shareholders Agreement also contains registration rights that would obligate us, in certain instances, to file future registration statements under the Securities Act covering resales of these shares or to permit a “piggyback” on a future registration statement. A sale, or the perception that a sale may occur, of a substantial number of shares of our common stock could adversely impact the market price of our common stock.

Conflicts of interest, or the appearance of conflicts of interest, may arise because certain of our directors and officers are also owners or directors of our largest stockholder.

As of August 31, 2015, Sprint Acquisitions was the holder of approximately 12.8% of our outstanding common stock. Sprint Acquisitions is jointly controlled by Stefano Pessina (indirectly through controlled entities) and the KKR Investors. Mr. Pessina is our Executive Vice Chairman and Chief Executive Officer, and Mr. Dominic Murphy is both a partner of KKR and one of our directors. Additionally, each of Marco Pagni, our Executive Vice President, Global Chief Legal and Administrative Officer, and Ornella Barra, our Executive Vice President, President and Chief Executive, Global Wholesale and International Retail, serves as a director of Sprint Acquisitions and/or its affiliates. This overlap could create, or appear to create, potential conflicts of interest, when our interests diverge with those of Sprint Acquisitions and/or its affiliates. For example, potential conflicts of interest could arise if a dispute were to arise between the Company and Sprint Acquisitions in connection with indemnification or other provisions of the Purchase and Option Agreement or the Company Shareholders Agreement. Potential conflicts of interest could also arise in connection with any current or future arrangements between the Company and Sprint Acquisitions or any of their respective affiliates. While our contractual arrangements place restrictions on the parties’ conduct in certain situations, and related party transactions are subject to independent review and approval in accordance with our related party transaction approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting both companies.

Our certificate of incorporation and bylaws, Delaware law and/or our agreements with certain stockholders may impede the ability of our stockholders to make changes to our Board or impede a takeover.

Certain provisions of our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law (the “DGCL”), could make it difficult for stockholders to change the composition of the Board or discourage, delay, or prevent a merger, consolidation, or acquisitions that stockholders may otherwise consider favorable. These provisions include the authorization of the issuance of “blank check” preferred stock that could be issued by the Board, limitations on the ability of stockholders to call special meetings, and advance notice requirements for nomination for election to the Board or for proposing matters that can be acted upon by stockholders at stockholder meetings. We are also subject to the provisions of Section 203 of the DGCL, which prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets, or business combinations with any stockholder or group of stockholders who own 15% or more of our common stock.

Under the Company Shareholders Agreement, each of the SP Investors and the KKR Investors, respectively, is entitled to designate one nominee to the Board (currently Stefano Pessina for the SP Investors and Dominic Murphy for the KKR Investors) for so long as the SP Investors and the KKR Investors, respectively, continue to meet certain beneficial ownership thresholds and subject to certain other conditions. Pursuant to the Company Shareholders Agreement, the SP Investors and the KKR Investors have agreed that, for so long as each has the right to designate a nominee to the Board, they will vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of our stockholders (including with respect to the election of directors).

In addition, pursuant to an agreement (the “Nomination and Support Agreement”) with JANA Partners LLC (“JANA”) whereby, among other things, Barry Rosenstein of JANA was appointed to the Board, JANA and its affiliates and controlled associates are subject to certain standstill restrictions until the date that is 15 days after Mr. Rosenstein is no longer a member of the Board (subject to certain conditions and limitations). These standstill restrictions include, among other things, that JANA and its affiliates and controlled associates will vote their shares in favor of all incumbent directors nominated by the Board and in accordance with the recommendations of the Board on other matters, other than certain matters specified in the Nomination and Support Agreement.

While these provisions do not make us immune from takeovers or changes in the composition of the Board, and are intended to protect our stockholders from, among other things, coercive or otherwise unfair tactics, these provisions could have the effect of making it difficult for stockholders to change the composition of the Board or discouraging, delaying, or preventing a merger, consolidation, or acquisitions that stockholders may otherwise consider favorable. See also the risk factor captioned “Certain stockholders may have significant voting influence over matters requiring stockholder approval” above.

The market price of our common stock may be volatile.

The market price of shares of our common stock may be volatile. Broad general economic, political, market and industry factors may adversely affect the market price of the shares, regardless of our actual operating performance. In addition to the other risk factors identified in this Item 1A, factors that could cause fluctuations in the price of the shares include:

•	actual or anticipated variations in quarterly operating results and the results of competitors;

•	changes in financial estimates by Walgreens Boots Alliance or by any securities analysts that might cover Walgreens Boots Alliance;

•	conditions or trends in the industry, including regulatory changes or changes in the securities marketplace;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel; and

•	issuances or sales of Walgreens Boots Alliance common stock, including sales of shares by its directors and officers or its key investors, including the SP Investors and the KKR Investors.

There are a number of additional business risks that could adversely affect our businesses and financial results.

Many other factors could adversely affect our businesses and financial results, including:

•	If we are unsuccessful in establishing effective advertising, marketing and promotional programs, our sales or sales margins could be negatively affected.

•	Our operating costs may be subject to increases outside the control of our businesses, whether due to inflation, new or increased taxes, adverse fluctuations in foreign currency exchange rates, changes in market conditions or otherwise.

•	Our success depends on our continued ability to attract and retain store and management and professional personnel, and the loss of key personnel could have an adverse effect on the results of our operations, financial condition or cash flow.

•	Natural disasters, civil unrest, severe weather conditions, terrorist activities, global political and economic developments, war, health epidemics or pandemics or the prospect of these events can impact our operations or damage our facilities in affected areas or have an adverse impact on consumer confidence levels and spending on our products and services.

•	The long-term effects of climate change on general economic conditions and the pharmacy industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses.

•	If negative publicity, even if unwarranted, related to safety or quality, human and workplace rights, or other issues damage our brand image and corporate reputation, or that of our vendors or strategic allies, our businesses may suffer.

Item 1B.  Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC Staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.  Properties

Our Retail Pharmacy USA division operated 8,173 retail store locations and 7 specialty pharmacy locations. Our Retail Pharmacy International division operated 4,582 retail store locations. In addition our Retail Pharmacy International division also owned or leased 423 Boots Opticians locations. Our domestic and international retail locations, which includes Boots Opticians and specialty pharmacy locations, covered approximately 111 million square feet. We owned approximately 15% and 5% of these Retail Pharmacy USA division and Retail Pharmacy International division locations, respectively. The remaining locations are leased or licensed. The leases are for various terms and periods. See Note 5, Leases to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The following is a breakdown of our retail stores:

Retail Stores
Retail Pharmacy USA:
United States	8,051
Puerto Rico	121
U.S. Virgin Islands	1
Total Retail Pharmacy USA	8,173

Retail Pharmacy International:
United Kingdom	2,510
Mexico	1,028
Chile	451
Thailand	261
Norway	161
Ireland	80
The Netherlands	66
Lithuania	25
Total Retail Pharmacy International	4,582
Total	12,755

We have 26 retail distribution centers with a total of approximately 13 million square feet of space, of which ten locations were owned. The remaining space was leased. Seventeen of these retail distribution centers were located in the United States and nine were located outside of the United States. In addition, we use public warehouses and third party distributors to handle certain retail distribution needs. Our Retail Pharmacy USA division also operated two prescription mail service facilities containing a total of approximately 237 thousand square feet, one of which was leased. We operated 302 pharmaceutical distribution centers located outside of the United States, primarily in Europe, and containing approximately 13 million square feet, of which 119 locations were owned. These pharmaceutical distribution centers were operated by our Pharmaceutical Wholesale division, which supply our third party customers as well as our Retail Pharmacy International division in certain countries.

We operated 36 principal office facilities containing approximately three million square feet, of which 11 locations were owned. Seven of these facilities are located in the United States.

We also own or lease 11 shopping malls and various other administrative facilities located in the countries in which we operate, which contained approximately one million square feet.

All of the foregoing information regarding our properties is as of August 31, 2015 and does not include properties of unconsolidated partially owned entities.

Item 3.  Legal Proceedings

The information in response to this item is included in Note 13, Commitments and Contingencies, to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4.   Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth, for each person currently serving as an executive officer of the Company, the name, age (as of October 15, 2015) and office(s) held by such person.

Name	Age	Office(s) Held
James A. Skinner	70	Executive Chairman of the Board
Stefano Pessina	74	Executive Vice Chairman and Chief Executive Officer
Ornella Barra	61	Executive Vice President, President and Chief Executive of Global Wholesale and International Retail
George R. Fairweather	58	Executive Vice President and Global Chief Financial Officer
Alexander W. Gourlay	55	Executive Vice President, President of Walgreen Co.
Ken Murphy	49	Executive Vice President, President of Global Brands
Marco Pagni	53	Executive Vice President, Global Chief Legal and Administrative Officer
Jan Stern Reed	55	Senior Vice President, General Counsel and Corporate Secretary
Simon Roberts	44	Executive Vice President, President of Boots
Kimberly R. Scardino	44	Senior Vice President, Global Controller and Chief Accounting Officer
Kathleen Wilson-Thompson	58	Executive Vice President and Global Chief Human Resources Officer

Set forth below is information regarding the principal occupations and employment and business experience over the past five years for each executive officer. Executive officers are elected by, and serve at the discretion of, the Board of Directors. Unless otherwise stated, employment is by Walgreens Boots Alliance.

Mr. Skinner has served as Executive Chairman since January 2015, having served as non-executive Chairman of the Board from July 2012 to January 2015. Mr. Skinner previously served McDonald’s Corporation as Vice Chairman from January 2003 to June 2012, as Chief Executive Officer from November 2004 to June 2012 and as a director from 2004 to June 2012. Mr. Skinner has served as a director of Illinois Tool Works Inc. since 2005 and as a director of Hewlett-Packard Company since 2013.

Mr. Pessina has served as CEO since July 2015 and as Executive Vice Chairman since January 2015. He served as Acting CEO from January 2015 to July 2015. Previously, he served as Executive Chairman of Alliance Boots from July 2007 to December 2014. Prior to that, Mr. Pessina served as Alliance Boots Executive Deputy Chairman. Prior to the merger of Alliance UniChem and Boots Group, Mr. Pessina was Executive Deputy Chairman of Alliance UniChem, previously having been its Chief Executive for three years through December 2004. Mr. Pessina was appointed to the Alliance UniChem Board in 1997 when UniChem merged with Alliance Santé, the Franco-Italian pharmaceutical wholesale group which he established in Italy in 1977. Mr. Pessina also serves on the Board of Directors of Galenica AG, a publicly-traded Swiss healthcare group, and a number of private companies, including Sprint Acquisitions.

Ms. Barra has served as Executive Vice President, President and Chief Executive of Global Wholesale and International Retail since December 2014. Previously, she served as the Chief Executive, Wholesale and Brands of Alliance Boots from September 2013 to December 2014 and Chief Executive of the Pharmaceutical Wholesale Division of Alliance Boots from January 2009 to September 2013, and before that, Wholesale & Commercial Affairs Director of Alliance Boots. Since April 2013, Ms. Barra has served as a director of Assicurazioni Generali, the parent company of Generali Group, a global insurance group, and since January 2015, Ms. Barra has served as a director of AmerisourceBergen Corp. Ms. Barra also serves as a director of a number of private companies, including Sprint Acquisitions and, until February 2015, served as a director of Alliance Boots.

Mr. Fairweather has served as Executive Vice President and Global Chief Financial Officer since February 2015 and served as Principal Accounting Officer from February 2015 to August 2015. Previously, he served as Group Finance Director of Alliance Boots since its formation in July 2006. He joined Alliance UniChem in the same position in 2002 and later led the financial integration during the merger with Boots Group. Previously, he was Group Finance Director of Elementis (joining when it was Harrisons and Crosfield) and before that, Group Finance Director of Dawson International. Mr. Fairweather served as a director of Alliance Boots until February 2015.

Mr. Gourlay has served as Executive Vice President, President of Walgreen Co. since December 2014. Previously, he served as Executive Vice President, President of Customer Experience and Daily Living of Walgreens from October 2013 to December 2014 and President Elect of Walgreens from September 2014 to December 2014. He served as Chief Executive of the Health & Beauty Division, Alliance Boots, from January 2009 to September 2013, and previously was Managing Director of Boots UK and a member of the Alliance Boots operating committee following the acquisition of Alliance Boots by Sprint Acquisitions in 2007. He served as a director of Alliance Boots from January 2009 to September 2013.

Mr. Murphy has served as Executive Vice President, President of Global Brands since December 2014. Previously, he served as Managing Director, Health & Beauty, International and Brands at Alliance Boots from August 2013 to December 2014 and joint Chief Operating Officer for Boots in the UK and Republic of Ireland. Prior to this, Mr. Murphy had held the positions of Commercial Director for Boots UK and Group Business Transformation Director for Alliance Boots, where he led the integration of Alliance UniChem and Boots Group in 2006 following the merger of the two companies.

Mr. Pagni has served as Executive Vice President, Global Chief Legal and Administrative Officer since February 2015. Previously, he served as Executive Director and Group Legal Counsel and Chief Administrative Officer of Alliance Boots from 2007 to 2014 and General Counsel and Company Secretary for Alliance Boots from 2006 to 2007, having joined Alliance UniChem, a predecessor company, in the same position in 2003. Prior to this, Mr. Pagni served at McDonald’s Corporation for 10 years in a number of senior management positions across the world, including in the USA and UK, such as Vice President of International Development, and Vice President, General Counsel, International. Mr. Pagni serves as a director of Sprint Acquisitions and, until February 2015, served as a director of Alliance Boots.

Ms. Reed has served as Senior Vice President, General Counsel and Corporate Secretary since February 2015. She also serves as Senior Vice President, General Counsel and Secretary of Walgreens, a position she has held since October 2014. Ms. Reed joined Walgreens in 2013 as Corporate Vice President and Deputy General Counsel. Previously, she served as Executive Vice President of Human Resources, General Counsel and Corporate Secretary at Solo Cup Company from December 2004 to September 2012, and prior to that as Associate General Counsel, Chief Governance Officer and Corporate Secretary at Baxter International Inc. She has served as a director of Stepan Company, a producer of specialty and intermediate chemicals, since 2015.

Mr. Roberts has served as Executive Vice President, President of Boots since December 2014. Previously, he served as Managing Director, Health & Beauty UK and Republic of Ireland at Alliance Boots from August 2013 to December 2014 and joint Chief Operating Officer for Boots in the UK and Republic of Ireland. Mr. Roberts joined Boots as Regional Director of the South Region in 2003. Additionally, he spent the first 15 years of his career at Marks and Spencer in a number of store, regional, and divisional leadership roles across the UK.

Ms. Scardino has served as Senior Vice President, Global Controller and Chief Accounting Officer since August 2015. Previously, she served American Express Company and its subsidiaries in roles of increasing responsibility, including as Senior Vice President, Business Advisory Controller from March 2015 to July 2015, Senior Vice President, Americas Controller from June 2012 to March 2015, Vice President and Chief Accounting Officer of American Express Credit Corp. from December 2009 to June 2012, and Vice President, Global Head of SOX Compliance. Prior to joining American Express in 2006, Ms. Scardino served in accounting functions at Credit Suisse from 2004 to 2006 and at Lyondell Chemical Company from 2002 to 2004. Ms. Scardino started her career at Arthur Andersen LLP, where she was an auditor from 1994 to 2002.

Ms. Wilson-Thompson has served as Executive Vice President and Global Chief Human Resources Officer since December 2014. Previously, she served as Senior Vice President and Chief Human Resources Officer of Walgreens from January 2010 to December 2014. Prior to that, she served in a variety of legal and operational positions at Kellogg Company, most recently as Senior Vice President, Global Human Resources from July 2005 to December 2009. She has served as a director of Vulcan Materials Company, a producer of construction aggregates, since 2009.

Mr. Pessina and Ms. Barra are partners and share a private residence. There are no other family relationships among any of our directors or executive officers.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Walgreens Boots Alliance’s common stock is listed on the NASDAQ Stock Market under the symbol WBA. As of August 31, 2015, there were approximately 70,250 holders of record of Walgreens Boots Alliance common stock.

The following table sets forth the sales price ranges of our common stock by quarter during the fiscal years ended August 31, 2015 and August 31, 2014 as reported by the Consolidated Transaction Reporting System.

		Quarter Ended
		November	February	May	August	Fiscal Year
Fiscal 2015	High	$69.37	$83.77	$93.42	$97.30	$97.30
	Low	58.39	66.46	81.01	76.01	58.39
Fiscal 2014	High	$60.93	$69.84	$71.97	$76.39	$76.39
	Low	48.18	54.86	62.80	57.75	48.18

Our cash dividends per common share declared during the two fiscal years ended August 31 were as follows:

Quarter Ended	2015	2014
November	$0.3375	$0.3150
February	0.3375	0.3150
May	0.3375	0.3150
August	0.3600	0.3375
	$1.3725	$1.2825

We have paid cash dividends every quarter since 1933. Future dividends will be determined based on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

The following table provides information about purchases by us during the quarter ended August 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program (1)
6/1/15 - 6/30/15	-	$-	-	$2,668,592,799
7/1/15 - 7/31/15	1,122,731	95.72	1,122,731	2,561,121,823
8/1/15 - 8/31/15	3,033,429	94.65	3,033,429	2,274,004,086
Total	4,156,160	$94.94	4,156,160	$2,274,004,086

(1)	In August 2014, our Board of Directors approved the 2014 share repurchase program which authorizes the purchase of up to $3.0 billion of our common stock prior to its expiration on August 31, 2016.

Item 6.  Selected Financial Data

Five-Year Summary of Selected Consolidated Financial Data
Walgreens Boots Alliance, Inc. and Subsidiaries
(Dollars in Millions, except per share amounts)

Fiscal Year	2015	2014	2013	2012	2011
Net sales	$103,444	$76,392	$72,217	$71,633	$72,184
Cost of sales	76,520	54,823	51,098	51,291	51,692
Gross Profit	26,924	21,569	21,119	20,342	20,492
Selling, general and administrative expenses	22,571	17,992	17,543	16,878	16,561
Gain on sale of business(1)	-	-	20	-	434
Equity earnings in Alliance Boots(2)	315	617	496	-	-
Operating Income	4,668	4,194	4,092	3,464	4,365
Gain on previously held equity interest(3)	563	-	-	-	-
Other income (expense)(4)	685	(481)	120	-	-
Earnings Before Interest and Income Tax Provision	5,916	3,713	4,212	3,464	4,365
Interest expense, net	605	156	165	88	71
Earnings Before Income Tax Provision	5,311	3,557	4,047	3,376	4,294
Income tax provision	1,056	1,526	1,499	1,249	1,580
Post tax earnings from equity method investments	24	-	-	-	-
Net Earnings	4,279	2,031	2,548	2,127	2,714
Net earnings attributable to noncontrolling interests	59	99	-	-	-
Net Earnings attributable to Walgreens Boots Alliance, Inc.	$4,220	$1,932	$2,548	$2,127	$2,714
Per Common Share
Net earnings
Basic	$4.05	$2.03	$2.69	$2.43	$2.97
Diluted	4.00	2.00	2.67	2.42	2.94
Dividends declared	1.37	1.28	1.14	0.95	0.75
Balance Sheet
Total Assets	$68,782	$37,250	$35,632	$33,453	$27,446
Long-term debt	13,315	3,716	4,451	4,066	2,387
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	30,861	20,513	19,558	18,236	14,847
Noncontrolling interests	439	104	-	-	-
Total Equity	31,300	20,617	19,558	18,236	14,847

(1)
In fiscal 2011, the Company sold its pharmacy benefit management business, Walgreens Health Initiatives, Inc., to Catalyst Health Solutions, Inc. and recorded a pre-tax gain of $434 million. In fiscal 2013, the Company recorded an additional pre-tax gain of $20 million relating to a client retention escrow.

(2)
On August 2, 2012, the Company completed the acquisition of 45% of the issued and outstanding share capital of Alliance Boots GmbH (Alliance Boots) in exchange for cash and Company shares. The Company accounted for this investment under the equity method until the completion of the Second Step Transaction on December 31, 2014. As a result, fiscal 2015 includes the results of Alliance Boots for eight months (January through August 2015) on a fully consolidated basis and four months (September through December 2014) as equity earnings in Alliance Boots reflecting Walgreens’ pre-closing 45 percent interest.

(3)	In fiscal 2015, as a result of acquiring the remaining 55% interest in Alliance Boots, our previously held 45% interest was remeasured to fair value, resulting in a gain of $563 million.
(4)
In fiscal 2014, the Company recognized a non-cash loss of $866 million related to the amendment and exercise of the Alliance Boots call option to acquire the remaining 55% share capital of Alliance Boots. In addition, in fiscal 2015, 2014 and 2013, the Company recorded pre-tax income of $779 million, $385 million and $120 million, respectively, from fair value adjustments of the AmerisourceBergen warrants and the amortization of the deferred credit associated with the initial value of the warrants. Fiscal 2015 also includes a $94 million loss on derivative contracts that were not designated as accounting hedges.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” below and in “Risk Factors” in Part I, Item 1A of this Form 10-K. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to its predecessor Walgreen Co. and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

OVERVIEW
On December 31, 2014, Walgreens Boots Alliance, Inc. became the successor of Walgreen Co. pursuant to a merger to effect a reorganization of Walgreens into a holding company structure, with Walgreens Boots Alliance becoming the parent holding company. Pursuant to the Reorganization, Walgreens became a wholly-owned subsidiary of Walgreens Boots Alliance, a Delaware corporation formed for purposes of the Reorganization, and each issued and outstanding share of Walgreens common stock was converted into one share of Walgreens Boots Alliance common stock. Walgreens Boots Alliance, as successor to Walgreens, replaced Walgreens as the publicly-held corporation.

On December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition of the remaining 55% of Alliance Boots GmbH that Walgreens did not previously own in exchange for £3.133 billion ($4.874 billion) in cash and approximately 144.3 million shares of Walgreens Boots Alliance common stock pursuant to the Purchase and Option Agreement. Walgreens previously had acquired, on August 2, 2012, a 45% equity interest in Alliance Boots along with a call option to acquire the remaining 55% equity interest in Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of Walgreens common stock.

Prior to the completion of the Second Step Transaction, we accounted for our 45% investment in Alliance Boots using the equity method of accounting. Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Net income reported by Alliance Boots during this period was translated from British Pounds Sterling at the average rate for the period. Upon completion of the Second Step Transaction, Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The consolidated financial statements (and other data, such as prescriptions filled) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods from and after the effective time of the Reorganization on December 31, 2014.

RECENT DEVELOPMENT
On October 27, 2015, the Company entered into the Merger Agreement with Rite Aid, pursuant to which the Company agreed to acquire Rite Aid, a drugstore chain in the United States with 4,561 stores in 31 states and the District of Columbia as of August 29, 2015. On the terms and subject to the conditions set forth in the Merger Agreement, Rite Aid will become a wholly-owned subsidiary of the Company and Rite Aid stockholders will be entitled to receive $9.00 in cash for each outstanding share of Rite Aid common stock, for a total enterprise value of approximately $17.2 billion, including acquired net debt. The transaction is expected to close in the second half of calendar 2016, subject to Rite Aid stockholder approval, regulatory approvals and other customary closing conditions.

We intend to finance the transaction through a combination of cash on hand and debt financing. Concurrently with the signing of the Merger Agreement, the Company entered into a bridge facility commitment letter (the "Commitment Letter"), dated October 27, 2015, with UBS Securities LLC and UBS AG, Stamford Branch for a $12.8 billion senior unsecured bridge facility (the “Facility”). The Facility, if funded, will mature 364 days after the initial borrowings; provided that the Company can extend up to $3.0 billion of the Facility for an additional 90 day period if desired. The interest rate applicable to borrowings under the Facility will be LIBOR or the applicable base rate plus a margin. The financing commitments of the lenders are subject to certain customary conditions set forth in the Commitment Letter. We expect to obtain permanent financing for the transaction prior to the closing date, which would replace the Facility.

COMPARABILITY
As a result of the completion of the Second Step Transaction on December 31, 2014, there are a number of items that affect comparability for the Company. Historically, Walgreens operations were within one reportable segment that included the results of the Retail Pharmacy USA division and corporate costs, along with the full consolidated results of WBAD and equity earnings from Alliance Boots (on a three-month reporting lag). Upon completion of the Second Step Transaction, Alliance Boots became a consolidated subsidiary and the Company eliminated the three-month reporting lag. Prior period results have been recast to reflect the elimination of the reporting lag. Additionally, following the completion of the Reorganization and the Second Step Transaction on December 31, 2014, the Company now reports results in three segments. Segmental reporting includes the allocation of synergy benefits, including WBAD’s results, and the combined corporate costs for periods subsequent to December 31, 2014. The Company has determined that it is impracticable to allocate historical results to the current segmental presentation.

The completion of the Second Step Transaction on December 31, 2014 also means that results for fiscal 2015 include the results of Alliance Boots for eight months (January through August 2015) on a fully consolidated basis and four months (September through December 2014) as equity income from Walgreen’s pre-closing 45 percent interest.

The Company’s balance sheet reflects the full consolidation of Alliance Boots assets and liabilities as a result of the close of the combination on December 31, 2014. The Company’s purchase accounting remains preliminary as contemplated by GAAP and, as a result, there may be upon further review future changes to the value, as well as allocation, of the acquired assets and liabilities, associated amortization expense, goodwill and the gain on the previously held equity interest. These changes may be material.

Year-over-year comparisons of results require consideration of the foregoing factors and are not directly comparable.

In addition, the Company’s sales are affected by a number of factors including, among others, our sales performance during holiday periods and during the cough, cold and flu season, significant weather conditions, timing of our own or competitor discount programs and pricing actions, levels of reimbursement from governmental agencies and other third party health providers and general economic conditions in the markets in which we operate.

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
On March 19, 2013, Walgreens, Alliance Boots and AmerisourceBergen announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which branded and generic pharmaceutical products are sourced from AmerisourceBergen in the U.S.; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through WBAD, a global sourcing enterprise formed by Walgreens and Alliance Boots; and agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen’s Board of Directors in certain circumstances. In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013, for more detailed information regarding these agreements and arrangements. At August 31, 2015, the Company owned approximately 5.2% of the outstanding common shares in AmerisourceBergen and had designated one member of AmerisourceBergen’s Board of Directors.

RESTRUCTURING PROGRAMS
On April 8, 2015, the Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implements and builds on the planned three-year, $1.0 billion cost-reduction initiative previously announced by Walgreens on August 6, 2014 and includes a number of elements designed to help achieve profitable growth through increased cost efficiencies. We have identified additional opportunities for cost savings that increase the total expected cost savings of the Cost Transformation Program by $500 million to a projected $1.5 billion by the end of fiscal 2017. Significant areas of focus include plans to close approximately 200 stores across the U.S.; reorganize divisional and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on our Retail Pharmacy USA division, and are expected to be substantially completed by the end of fiscal 2017.

We currently estimate that we will recognize cumulative pre-tax charges to our GAAP financial results of between $1.6 billion and $1.8 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. We expect to incur pre-tax charges of between $525 million and $600 million for real estate costs, including lease obligations (net of estimated sublease income), between $650 million and $725 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs, and between $425 million and $475 million for employee severance and other business transition and exit costs. We estimate that approximately 60% of the cumulative pre-tax charges will result in immediate or future cash expenditures, primarily related to lease and other real estate payments and employee separation costs.

We incurred pre-tax charges of $542 million ($223 million related to asset impairment charges, $202 million in real estate costs and $117 million in severance and other business transition and exit costs) related to the Cost Transformation Program in fiscal 2015. The majority of the charges incurred in fiscal 2015 related to activities within the Retail Pharmacy USA division but also included activities within Retail Pharmacy International. All charges related to the Cost Transformation Program have been recorded within selling, general and administrative expenses. We closed 84 stores in the United States related to the Cost Transformation Program in fiscal 2015.

On March 24, 2014, the Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources within our Retail Pharmacy USA operations in a manner intended to increase shareholder value. As of August 31, 2015, we have closed 68 locations, one of which was closed in fiscal 2015. In fiscal 2015, we incurred total pre-tax charges related to this plan of $17 million primarily related to lease termination costs. In fiscal 2014, we incurred pre-tax charges of $209 million ($137 million from lease termination costs, $71 million from asset impairments and $1 million of other charges). All charges related to this plan have been recorded within selling, general and administrative expenses. We expect to incur no additional costs related to this plan.

Restructuring costs by segment were as follows (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Consolidated
Fiscal 2015
Asset impairments	$216	$7	$-	$223
Real estate costs	219	-	-	219
Severance and other business transition and exit costs	105	12	-	117
Total restructuring costs	540	$19	$-	$559

Fiscal 2014
Real estate costs	$137	$-	$-	$137
Asset impairments	71	-	-	71
Severance and other business transition and exit costs	1	-	-	1
Total restructuring costs	$209	$-	$-	$209

As the program is implemented, the restructuring charges will be recognized as the costs are incurred over time in accordance with GAAP. See Note 19, Segment Reporting, to the Consolidated Financial Statements for additional information.

The amounts and timing of all estimates are subject to change. The actual amounts and timing may vary materially based on various factors. See “Cautionary Note Regarding Forward-Looking Statements” below.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for fiscal 2015, 2014 and 2013. All periods have been recast to reflect the removal of the three-month reporting lag applied to reporting equity earnings in Alliance Boots prior to December 31, 2014. Additionally, as a result of the completion of the Second Step Transaction, Alliance Boots became a consolidated subsidiary and the Company ceased recording equity earnings in Alliance Boots on December 31, 2014. As a result, fiscal 2015 includes the results of Alliance Boots for eight months (January through August 2015) on a fully consolidated basis and four months (September through December 2014) as equity earnings in Alliance Boots reflecting Walgreens’ pre-closing 45 percent interest.

	(in millions, except per share amounts)
	2015	2014	2013
Net sales	$103,444	$76,392	$72,217
Gross Profit	26,924	21,569	21,119
Selling, general and administrative expenses	22,571	17,992	17,543
Operating Income	4,668	4,194	4,092
Adjusted Operating Income (Non-GAAP measure)(1)	6,157	4,866	4,828
Earnings Before Interest and Income Tax Provision	5,916	3,713	4,212
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	4,220	1,932	2,548
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(1)	4,085	3,170	3,103
Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	4.00	2.00	2.67
Adjusted Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(1)	3.88	3.28	3.25

	Percentage Increases/(Decreases)
	2015	2014	2013
Net sales	35.4	5.8	0.8
Gross Profit	24.8	2.1	3.8
Selling, general and administrative expenses	25.5	2.6	3.9
Operating Income	11.3	2.5	18.1
Adjusted Operating Income (Non-GAAP measure)(1)	26.5	0.8	17.8
Earnings Before Interest and Income Tax Provision	59.3	(11.8)	21.6
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	118.4	(24.2)	19.8
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(1)	28.9	2.2	21.0
Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	100.0	(25.1)	10.3
Adjusted Net Earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(1)	18.3	0.9	10.9

	Percent to Net Sales
	2015	2014	2013
Gross Margin	26.0	28.2	29.3
Selling, general and administrative expenses	21.8	23.6	24.3

(1)
See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Fiscal 2015 compared to fiscal 2014
Our results for fiscal 2015 as compared to fiscal 2014 are primarily impacted by the Second Step Transaction which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. For fiscal 2015, the full consolidation of Alliance Boots operations increased our net sales by 29.4%, gross profit by 23.6%, selling general and administrative expenses by 24.1% and operating income by 18.5%, each as compared to fiscal 2014.

Net earnings attributable to Walgreens Boots Alliance, Inc. for fiscal 2015 were $4.2 billion, or $4.00 per diluted share as compared to $1.9 billion, or $2.00 per diluted share in fiscal 2014. The increase in net earnings per diluted share for fiscal 2015 as compared to fiscal 2014, was primarily attributable to the full consolidation of Alliance Boots operations from January through August 2015, a gain on our 45% previously held equity interest in Alliance Boots, increased sales in our Retail Pharmacy USA division, increased income from our warrants to acquire AmerisourceBergen common stock and a lower effective income tax rate. These increases were partially offset by lower Retail Pharmacy USA gross margins and a higher interest expense.

As a result of acquiring the remaining 55% interest in Alliance Boots on December 31, 2014, our previously held 45% interest was remeasured to fair value, resulting in a gain of $563 million in fiscal 2015. The fair value of the previously held equity interest in Alliance Boots was determined using the income approach methodology. The fair value measurement of the previously held equity interest is based on significant inputs not observable in the market. The fair value estimates for the previously held equity interest are based on (a) projected discounted cash flows, (b) historical and projected financial information, and (c) synergies including cost savings, as relevant, that market participants would consider when estimating the fair value of the previously held equity interest in Alliance Boots. See Note 8, Acquisitions, to the Consolidated Financial Statements for additional information.

Other income (expense) for fiscal 2015 was income of $685 million as compared to expense of $481 million in fiscal 2014. The change in fair value of our AmerisourceBergen warrants resulted in recording income of $759 million and $366 million in fiscal 2015 and 2014, respectively. The increase in fair value was primarily attributed to the change in the price of AmerisourceBergen’s common stock. In addition, we recorded $20 million and $19 million in fiscal 2015 and 2014, respectively, of other income relating to the amortization of the deferred credit associated with the initial value of the Walgreens warrants. We have also recorded a loss of $94 million in fiscal 2015 on derivative contracts that were not designated as accounting hedges. The losses primarily relate to foreign currency forward contracts entered into in consideration of the delivery of foreign cash consideration related to the Second Step Transaction. Fiscal 2014 results also included a loss of $866 million related to the Alliance Boots call option. Upon the amendment and immediate exercise of the call option to acquire the remaining 55% ownership of Alliance Boots, we were required to compare the fair value of the amended option with the book value of the original option. The fair value of the amended option was estimated to be zero based on its valuation as a financial instrument without regard for its strategic value. The reduction in value was primarily due to the shorter duration of the amended option and the appreciation since the original valuation in the price of Walgreens stock used as partial consideration for the purchase of the remaining 55% ownership interest in Alliance Boots.

Interest was a net expense of $605 million and $156 million in fiscal 2015 and 2014, respectively. The increase in fiscal 2015 interest expense is primarily due to the notes we issued to fund a portion of the cash consideration payable in connection with the Second Step Transaction and to subsequently refinance substantially all of Alliance Boots outstanding borrowings following completion of the Second Step Transaction. Additionally, in fiscal 2015 we repaid a portion of our long-term debt in advance of its maturity resulting in additional net interest expense of $99 million.

The effective tax rate for fiscal 2015 and 2014 was 19.9% and 42.9%, respectively. The decrease in the fiscal 2015 effective tax rate as compared to fiscal 2014 is primarily attributable to recording discrete tax benefits related to previously unrecognized capital loss deferred tax assets as a result of recognizing capital gain income from fiscal 2015 and anticipated future period sale-leaseback transactions. In addition, as a result of our acquisition of the remaining 55% interest in Alliance Boots that we did not previously own, our annual effective tax rate decreased due to incremental foreign source income taxed at lower rates and additional favorable permanent book-tax differences. Also as a result of the acquisition, we recognized a non-recurring tax benefit that also lowered our annual effective tax rate. In addition, we recognized other, net discrete tax benefits in the current fiscal year.

Walgreens Boots Alliance Adjusted Net Earnings Per Diluted Share (Non-GAAP measure)
Adjusted net earnings per diluted share for fiscal 2015 was $3.88, an increase of 18.3% from $3.28 in fiscal 2014. The increase in adjusted net earnings per diluted share in fiscal 2015 was primarily attributable to the full consolidation of Alliance Boots operations from January through August 2015, increased sales and lower selling, general and administrative expenses as a percentage of sales in our Retail Pharmacy USA division and a lower effective income tax rate. These increases were partially offset by lower Retail Pharmacy USA gross margins and a higher interest expense. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Fiscal 2014 compared to fiscal 2013
Net earnings attributable to Walgreens Boots Alliance, Inc. for fiscal 2014 were $1.9 billion or $2.00 per diluted share as compared to $2.5 billion, or $2.67 per diluted share in fiscal 2013. The decrease in fiscal 2014 net earnings per diluted share as compared to fiscal 2013 was primarily attributable to lower gross margins in our Retail Pharmacy USA division, a loss related to the Alliance Boots call option and a higher effective tax rate, partially offset by higher sales, lower selling, general and administrative expenses as a percentage of sales, increased equity earnings in Alliance Boots and increased gains on fair market value adjustments related to our AmerisourceBergen warrants.

Other income (expense) for the fiscal 2014 was expense of $481 million as compared to income of $120 million in fiscal 2013. Fiscal 2014 results include a loss of $866 million related to the Alliance Boots call option. The change in fair value of our AmerisourceBergen warrants resulted in recording income of $366 million and $111 million in fiscal 2014 and 2013, respectively. The increase in fair value was primarily attributed to the change in the price of AmerisourceBergen’s common stock. In addition, we recorded $19 million and $9 million in fiscal 2014 and 2013, respectively, of other income relating to the amortization of the deferred credit associated with the initial value of the Walgreens warrants.

Interest was a net expense of $156 million and $165 million in fiscal 2014 and 2013, respectively. The decrease in fiscal 2014 interest expense as compared to fiscal 2013 was due to the repayment of notes that matured in fiscal 2014 partially offset by higher interest charges related to incremental capital and finance lease obligations.

The effective tax rate for fiscal 2014 and 2013 was 42.9% and 37.0%, respectively. The increase in the fiscal 2014 effective tax rate as compared to fiscal 2013 was primarily attributable to the loss associated with the Company’s option to purchase the remaining equity interest in Alliance Boots, which did not generate a tax benefit in fiscal 2014, partially offset by the favorable impact of additional foreign source income taxed at lower rates.

Walgreens Boots Alliance Adjusted Net Earnings Per Diluted Share (Non-GAAP measure)
Adjusted net earnings per diluted share for fiscal 2014 were $3.28 compared to $3.25 in fiscal 2013. The increase in adjusted net earnings per diluted share for the fiscal 2014 as compared to fiscal 2013 was primarily attributed to higher sales, lower selling, general and administrative expenses as a percentage of sales, and increased equity earnings in Alliance Boots, partially offset by lower gross margins in our Retail Pharmacy USA division. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
All periods have been recasted for removal of the three-month reporting lag previously applied to reporting equity earnings in Alliance Boots. Additionally, as a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots as of December 31, 2014. As such, fiscal 2015 includes equity earnings in Alliance Boots from September 1, 2014 through December 31, 2014.

	(in millions, except location amounts)
	2015	2014	2013
Total Sales	$80,974	$76,392	$72,217
Gross Profit	21,822	21,569	21,119
Selling, general and administrative expenses	18,247	17,992	17,543
Operating Income	3,890	4,194	4,092
Adjusted Operating Income (Non-GAAP measure)(1)	5,098	4,866	4,828
Number of Prescriptions(2)	723	699	683
30 Day Equivalent Prescriptions(2)(3)	894	856	821
Number of Locations at period end(4)	8,182	8,309	8,582

	Percentage Increases/(Decreases)
	2015	2014	2013
Total Sales	6.0	5.8	0.8
Gross Profit	1.2	2.1	3.8
Selling, general and administrative expenses	1.4	2.6	3.9
Operating Income	(7.2)	2.5	18.1
Adjusted Operating Income (Non-GAAP measure)(1)	4.8	0.8	17.8
Comparable Drugstore Sales	6.4	4.9	(1.3)
Pharmacy Sales	8.2	7.9	0.4
Comparable Pharmacy Sales	9.3	6.8	(1.7)
Retail Sales	1.9	2.1	1.5
Comparable Retail Sales	1.5	2.0	(0.7)
Comparable Number of Prescriptions(2)	3.5	1.8	1.1
Comparable 30 Day Equivalent Prescriptions(2)(3)	4.6	3.9	3.2

	Percent to Total Sales
	2015	2014	2013
Gross Margin	26.9	28.2	29.3
Selling, general and administrative expenses	22.5	23.6	24.3

(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
(2)	Includes immunizations.
(3)	Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.
(4)	Locations in 2013 include worksite health and wellness centers, which were part of the Take Care Employer business in which we sold a majority interest in fiscal 2014. Locations in 2014 include infusion and respiratory service facilities in which we sold a majority interest in fiscal 2015.

Sales fiscal 2015 compared to fiscal 2014
The Retail Pharmacy USA division’s total sales for fiscal 2015 increased by 6.0% to $81.0 billion. Total sales increased primarily due to higher comparable store sales, which were up 6.4% in fiscal 2015. Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. We operated 8,182 locations (8,173 drugstores) as of August 31, 2015, compared to 8,309 locations (8,207 drugstores) a year earlier. Prior year’s locations included 91 infusion and respiratory services facilities in which we sold a majority interest in fiscal 2015.

Pharmacy sales increased by 8.2% in fiscal 2015 and represented 66.1% of the division’s total sales. In fiscal 2014, pharmacy sales were up 7.9% and represented 64.2% of the division’s total sales. Comparable pharmacy sales increased 9.3% in fiscal 2015 compared to an increase of 6.8% in fiscal 2014. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.8% in fiscal 2015 versus a reduction of 1.3% in fiscal 2014. The effect of generics on division total sales was a reduction of 1.0% in fiscal 2015 compared to a reduction of 0.7% for fiscal 2014. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 96.8% of prescription sales for fiscal 2015 compared to 96.5% for fiscal 2014. The total number of prescriptions (including immunizations) filled in fiscal 2015 was approximately 723 million compared to 699 million in fiscal 2014. Prescriptions (including immunizations) adjusted to 30 day equivalents were 894 million in fiscal 2015 versus 856 million in fiscal 2014.

Retail sales increased 1.9% in fiscal 2015 and were 33.9% of the division’s total sales. In comparison, fiscal 2014 retail sales increased 2.1% and comprised 35.8% of the division’s total sales. Comparable retail sales increased 1.5% in fiscal 2015 compared to an increase of 2.0% in fiscal 2014. The increase in comparable retail sales in fiscal 2015 as compared to fiscal 2014 was primarily attributed to an increase in basket size partially offset by lower customer traffic.

Operating Income fiscal 2015 compared to fiscal 2014
Retail Pharmacy USA division’s operating income for fiscal 2015 decreased 7.2% to $3.9 billion. The decrease is primarily due to having equity earnings in Alliance Boots for four months in the current year versus twelve months in the comparable period and current year costs related to the Cost Transformation Program.

Gross margin as a percent of total sales was 26.9% in fiscal 2015 compared to 28.2% in fiscal 2014. Pharmacy margins were negatively impacted in the current fiscal year by lower third-party reimbursements; an increase in Medicare Part D mix including the strategy to continue driving 90-day prescriptions at retail; and the mix of specialty drugs, which carry a lower margin percentage. The decrease in pharmacy margins was partially offset by additional brand-to-generic drug conversions compared with the prior fiscal year. Retail margins were positively impacted in fiscal 2015 primarily from the non-prescription drug, beauty and beverage and snack categories partially offset by the electronics category.

Selling, general and administrative expenses as a percentage of total sales were 22.5% in fiscal 2015 compared to 23.6% in fiscal 2014. As a percentage of total sales, expenses in fiscal 2015 were lower primarily due to store labor efficiencies partially offset by higher costs related to the Cost Transformation Program.

Adjusted Operating Income (Non-GAAP measure) fiscal 2015 compared to fiscal 2014
Retail Pharmacy USA division’s adjusted operating income for fiscal 2015 increased 4.8% to $5.1 billion. The increase is primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales partially offset by having four months of equity earnings in Alliance Boots in fiscal 2015 versus twelve months in fiscal 2014 and lower gross margins. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales fiscal 2014 compared to fiscal 2013
The Retail Pharmacy USA division’s total sales for fiscal 2014 increased by 5.8% to $76.4 billion. Total sales increased from new stores, each of which includes an indeterminate amount of market-driven price changes, and higher comparable store sales. Sales in comparable drugstores were up 4.9% in fiscal 2014 compared to a decrease of 1.3% in fiscal 2013. We operated 8,309 locations (8,207 drugstores) as of August 31, 2014, compared to 8,582 locations (8,116 drugstores) at August 31, 2013. Included in fiscal 2013 locations were 371 worksite health and wellness centers, which were part of the Take Care Employer business in which we sold a majority interest in fiscal 2014.

Pharmacy sales increased by 7.9% in fiscal 2014 and represented 64.2% of the division’s total sales. In fiscal 2013, pharmacy sales were up 0.4% and represented 62.9% of the division’s total sales. Comparable pharmacy sales were up 6.8% in fiscal 2014 compared to a decrease of 1.7% in fiscal 2013. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.3% in fiscal 2014 versus a reduction of 5.3% in fiscal 2013. The effect of generics on division total sales was a reduction of 0.7% in fiscal 2014 compared to a reduction of 3.0% for fiscal 2013. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 96.5% of prescription sales for fiscal 2014 compared to 95.8% for fiscal 2013. The total number of prescriptions (including immunizations) filled in fiscal 2014 was approximately 699 million compared to 683 million in fiscal 2013. Prescriptions (including immunizations) adjusted to 30 day equivalents were 856 million in fiscal 2014 versus 821 million in fiscal 2013.

Retail sales increased 2.1% in fiscal 2014 and were 35.8% of the division’s total sales. In comparison, fiscal 2013 retail sales increased 1.5% and comprised 37.1% of the division’s total sales. Comparable retail sales increased 2.0% in fiscal 2014 compared to a decrease of 0.7% in fiscal 2013. The increase in comparable retail sales in fiscal 2014 as compared to fiscal 2013 was primarily attributed to an increase in basket size partially offset by lower customer traffic.

Operating Income fiscal 2014 compared to fiscal 2013
Retail Pharmacy USA division’s operating income for fiscal 2014 was $4.2 billion, an increase of 2.5% compared to fiscal 2013. The increase is primarily due to higher sales and increased equity earnings in Alliance Boots, partially offset by lower gross margins.

Gross margin as a percent of total sales was 28.2% in fiscal 2014, compared to 29.3% in fiscal 2013. Gross margin in fiscal 2014 was negatively impacted by lower retail pharmacy margins primarily from lower third-party reimbursement; the increase in Medicare Part D mix and the strategy to continue driving 90-day prescriptions at retail; fewer brand-to-generic drug conversions compared with the prior year period; generic drug inflation on a subset of generic drugs; and the mix of specialty drugs, which carry a lower margin percentage. Retail margins were negatively impacted in the photofinishing, non-prescription drug and convenience and fresh foods categories. Pharmacy and retail margin decreases were partially offset by purchasing synergies realized from WBAD and a lower provision for LIFO in fiscal 2014.

Selling, general and administrative expenses were 23.6% of total sales in fiscal 2014, compared to 24.3% of total sales in fiscal 2013. As a percentage of total sales, expenses were lower primarily due to lower store compensation costs, store occupancy costs and headquarters costs, partially offset by costs related to our store optimization plan.

Adjusted Operating Income (Non-GAAP measure) fiscal 2014 compared to fiscal 2013
Retail Pharmacy USA division’s adjusted operating income for fiscal 2014 was $4.9 billion, an increase of 0.8% compared to fiscal 2013. The increase is primarily due to higher sales and lower selling, general and administrative expenses as a percent of sales partially offset by lower gross margins. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International

	(in millions)
	2015	2014	2013
Total Sales	$8,781	NA	NA
Gross Profit	3,623	NA	NA
Selling, general and administrative expenses	3,214	NA	NA
Operating Income	409	NA	NA
Adjusted Operating Income (Non-GAAP measure)(1)	616	NA	NA

	Percent to Total Sales
	2015	2014	2013
Gross Margin	41.3	NA	NA
Selling, general and administrative expenses	36.6	NA	NA

NA	Not applicable
(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

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

Pharmaceutical Wholesale

	(in millions)
	2015	2014	2013
Total Sales	$15,327	NA	NA
Gross Profit	1,486	NA	NA
Selling, general and administrative expenses	1,110	NA	NA
Operating Income	376	NA	NA
Adjusted Operating Income (Non-GAAP measure)(1)	450	NA	NA

	Percent to Total Sales
	2015	2014	2013
Gross Margin	9.7	NA	NA
Selling, general and administrative expenses	7.2	NA	NA

NA	Not applicable
(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

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

NON-GAAP MEASURES
The following tables provide reconciliations of adjusted operating income and adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc., which are non-GAAP financial measures as defined under SEC rules, to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the Company’s financial results both including and excluding the adjusted items and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the Company’s business from period to period and trends in the Company’s historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	(in millions)
	2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$3,890	$409	$376	$(7)	$4,668
Cost transformation	523	19	-	-	542
Acquisition-related amortization(1)	260	188	67	-	515
LIFO provision	285	-	-	-	285
Asset impairment	110	-	-	-	110
Acquisition-related costs	80	-	7	-	87
Store closures and other optimization costs	56	-	-	-	56
Loss on sale of business	17	-	-	-	17
Increase in fair market value of warrants	(123)	-	-	-	(123)
Adjusted Operating Income (Non-GAAP measure)	$5,098	$616	$450	$(7)	$6,157

(1)	Includes $106 million (Retail Pharmacy International $100 million and Pharmaceutical Wholesale $6 million) of inventory fair value adjustment. No additional fair value adjustment related to the inventory step-up is expected in future periods.

	(in millions)
	2014
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$4,194	$-	$-	$-	$4,194
Acquisition-related amortization	364	-	-	-	364
Store closures and other optimization costs	271	-	-	-	271
LIFO provision	132	-	-	-	132
Acquisition-related costs	82	-	-	-	82
Increase in fair market value of warrants	(168)	-	-	-	(168)
Gain on sale of business	(9)				(9)
Adjusted Operating Income (Non-GAAP measure)	$4,866	$-	$-	$-	$4,866

	(in millions)
	2013
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$4,092	$-	$-	$-	$4,092
Acquisition-related amortization	394	-	-	-	394
LIFO provision	239	-	-	-	239
Acquisition-related costs	96	-	-	-	96
Hurricane Sandy costs	39	-	-	-	39
DEA settlement costs	28	-	-	-	28
Distributor transition costs	13	-	-	-	13
Increase in fair market value of warrants	(53)	-	-	-	(53)
Gain on sale of business	(20)	-	-	-	(20)
Adjusted Operating Income (Non-GAAP measure)	$4,828	$-	$-	$-	$4,828

	2015	2014	2013
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$4,220	$1,932	$2,548
Alliance Boots call option loss	-	866	-
Acquisition-related amortization	367	238	255
Cost transformation	338	-	-
LIFO provision	178	86	151
Transaction foreign currency hedging loss	166	-	-
Asset impairment	69	-	-
Alliance Boots equity method non-cash tax	71	180	152
Early debt extinguishment	62	-	-
Acquisition-related costs	54	54	60
Store closures and other optimization costs	35	179	-
Prefunded interest expense	26	-	-
Loss (gain) on sale of business	11	(6)	(13)
Gain on previously held equity interest	(671)	-	-
Increase in fair market value of warrants	(567)	(359)	(129)
Release of capital loss valuation allowance	(220)	-	-
Net investment hedging gain	(54)	-	-
DEA settlement costs	-	-	47
Hurricane Sandy costs	-	-	24
Distributor transition costs	-	-	8
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$4,085	$3,170	$3,103

	2015	2014	2013
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (GAAP)	$4.00	$2.00	$2.67
Alliance Boots call option loss	-	0.90	-
Acquisition-related amortization	0.35	0.25	0.26
Cost transformation	0.32	-	-
LIFO provision	0.17	0.09	0.16
Transaction foreign currency hedging loss	0.16	-	-
Asset impairment	0.07	-	-
Alliance Boots equity method non-cash tax	0.07	0.18	0.16
Early debt extinguishment	0.06	-	-
Acquisition-related costs	0.05	0.06	0.06
Store closures and other optimization costs	0.03	0.18	-
Prefunded interest expense	0.03	-	-
Loss (gain) on sale of business	0.01	(0.01)	(0.01)
Gain on previously held equity interest	(0.64)	-	-
Increase in fair market value of warrants	(0.54)	(0.37)	(0.14)
Release of capital loss valuation allowance	(0.21)	-	-
Net investment hedging gain	(0.05)	-	-
DEA settlement costs	-	-	0.05
Hurricane Sandy costs	-	-	0.03
Distributor transition costs	-	-	0.01
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)	$3.88	$3.28	$3.25

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $3.0 billion (including $1.7 billion in foreign jurisdictions) as of August 31, 2015, compared to $2.6 billion (including $177 million in foreign jurisdictions) as of August 31, 2014. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury market funds and AAA rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases. Net cash provided by operating activities was $5.7 billion in fiscal 2015 compared to $3.9 billion in fiscal 2014 and $4.3 billion in fiscal 2013. The increase in fiscal 2015 cash provided by operating activities was primarily a result of higher net earnings as a result of the inclusion of Alliance Boots operations on a fully-consolidated basis from January to August and working capital improvements compared to the prior fiscal year.

Net cash used for investing activities was $4.3 billion in fiscal 2015 compared to $1.7 billion in fiscal 2014 and $2.0 billion in fiscal 2013. The acquisition of the remaining 55% of Alliance Boots that we did not previously own used $4.5 billion of cash in fiscal 2015. Other business acquisitions in fiscal 2015 were $371 million versus $344 million in fiscal 2014 and $630 million in fiscal 2013. Other business acquisitions in fiscal 2015 included Liz Earle Beauty Co. Ltd. in addition to other asset acquisitions, primarily pharmacy prescription files. Other business acquisitions in fiscal 2014 included the purchase of the U.S. regional drugstore chain Kerr Drug and affiliates and the purchase of pharmacy prescription files. Other business acquisitions in fiscal 2013 included the purchase of the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family, an 80% interest in Cystic Fibrosis Foundation Pharmacy, LLC, and the purchase of pharmacy prescription files.

Additions to property, plant and equipment in fiscal 2015 were $1.3 billion compared to $1.1 billion in fiscal 2014 and $1.2 billion in fiscal 2013. Capital expenditures by reporting segment were as follows:

	2015	2014	2013
Retail Pharmacy USA	$951	$1,106	$1,212
Retail Pharmacy International(1)	249	-	-
Pharmaceutical Wholesale(1)	51	-	-
Total	$1,251	$1,106	$1,212

(1)
Our Retail Pharmacy International and Pharmaceutical Wholesale segments were acquired as part of the Second Step Transaction in which we acquired the 55% of Alliance Boots that we did not already own on December 31, 2014. As a result of the timing of the acquisition, only eight months (January through August 2015) of capital expenditures have been reported.

Our Retail Pharmacy USA segment opened, relocated or acquired 133 locations in fiscal 2015 compared to 268 locations in fiscal 2014 and 350 locations in fiscal 2013. Fiscal 2014 acquisitions included Kerr Drug, which contributed 76 drugstore locations as well as a specialty pharmacy and a distribution center. Fiscal 2013 acquisitions included the acquisition of 141 USA Drug locations. Significant Retail Pharmacy International capital expenditures in fiscal 2015 primarily relate to investments in our stores and information technology projects. Pharmaceutical Wholesale capital expenditures in fiscal 2015 primarily relate to information technology projects.

Additionally, investing activities for fiscal 2015 included proceeds related to sale-leaseback transactions and the sale of Walgreens Infusion Services of $867 million and $814 million, respectively. No AmerisourceBergen common stock was purchased in fiscal 2015 compared to $493 million in fiscal 2014 and $224 million in fiscal 2013.

Net cash used by financing activities in fiscal 2015 was $915 million compared to $1.6 billion in fiscal 2014 and $1.5 billion in fiscal 2013. In fiscal 2015, we received proceeds from public offerings of $8.0 billion of U.S. dollar denominated debt, approximately $2.0 billion of Euro and Pound Sterling denominated debt and borrowed approximately $2.2 billion on a Pound Sterling denominated term loan (each as described below). The proceeds from these offerings and funds from the term loan were used to fund a portion of the cash consideration payable in connection with the Second Step Transaction, refinance substantially all of Alliance Boots outstanding borrowings following the completion of the Second Step Transaction and pay related fees and expenses. Additionally in fiscal 2015, we repaid $1.8 billion of notes prior to their stated maturity (as described below). We repurchased shares to support the needs of the employee stock plans totaling $500 million in fiscal 2015, compared to $705 million in fiscal 2014 and $615 million in fiscal 2013. Additionally, we purchased $726 million of stock related to the 2014 stock repurchase program in fiscal 2015. No purchases related to the 2014 stock repurchase program were made in fiscal 2014. Proceeds related to employee stock plans were $503 million in fiscal 2015, compared to $612 million in fiscal 2014 and $486 million in fiscal 2013. Cash dividends paid were $1.4 billion in fiscal 2015 compared to $1.2 billion and $1.0 billion in fiscal 2014 and 2013, respectively. The Company intends to continue to maintain a long-term dividend payout ratio target of approximately 30 to 35 percent of adjusted net earnings attributable to Walgreens Boots Alliance, Inc.

In August 2014, our Board of Directors authorized the 2014 stock repurchase program, which authorizes the repurchase of up to $3.0 billion of the Company’s common stock prior to its expiration on August 31, 2016. We purchased 8.2 million shares under the 2014 stock repurchase program in fiscal 2015 at a cost of $726 million.

We determine the timing and amount of repurchases based on our assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, the economic environment and other factors. Because the consideration payable to Rite Aid stockholders will be paid in cash, we plan to suspend activity under this program. The timing and amount of purchases under the program may change at any time and from time to time. We have repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b-1 plans, which enable a company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws.

We periodically borrow under our commercial paper program and may continue to borrow under it in future periods. There were no commercial paper borrowings outstanding at August 31, 2015 or 2014. We had average daily short-term borrowings of $82 million of commercial paper outstanding at a weighted average interest rate of 0.52% in fiscal 2015 as compared to average daily short-term borrowings of $4 million of commercial paper outstanding at a weighted average interest rate of 0.23% in fiscal 2014.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement (the “Term Loan Agreement”) which provides us with the ability to borrow up to £1.45 billion on an unsecured basis. As of August 31, 2015, we have borrowed £1.45 billion ($2.2 billion at the August 31, 2015 spot rate of $1.54 to £1) under the Term Loan Agreement. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on our credit ratings.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the “Revolving Credit Agreement”), which replaced prior Walgreens agreements dated July 20, 2011 and July 23, 2012. The new unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit. On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at our option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on our credit ratings.

Total upfront fees related to the Term Loan Agreement and Revolving Credit Agreement were $14 million. We pay a facility fee to the financing banks to keep these lines of credit active. At August 31, 2015, there were no borrowings or letters of credit issued against the revolving credit facility.

Walgreens guaranteed the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Walgreens Boots Alliance under the Term Loan Agreement and the Revolving Credit Agreement until August 10, 2015, when such guarantees were unconditionally released and discharged (as described below). See Note 10, Short-Term Borrowings and Long-Term Debt, to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

On November 18, 2014, the Company issued several series of unsecured, unsubordinated notes totaling $8.0 billion with maturities ranging from 2016 to 2044. All notes issued on November 18, 2014 have fixed interest rates, with the exception of the $750 million notes due 2016 which have a floating rate based on the three-month LIBOR plus a fixed spread of 45 basis points.

On November 20, 2014, the Company issued a series of unsecured, unsubordinated notes that included total Pound Sterling denominated debt of £700 million ($1.1 billion based on the November 20, 2014 exchange rate) with maturities due 2020 and 2025 and Euro denominated debt of €750 million ($940 million based on the November 20, 2014 exchange rate) due 2026. All notes issued on November 20, 2014 have fixed interest rates. The notes issued on November 18, 2014 and November 20, 2014 are collectively referred to as the WBA notes. The WBA notes were, upon initial issuance, fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens. See Note 10, Short-Term Borrowings and Long-Term Debt, to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

On December 19, 2014, Walgreens Boots Alliance and Walgreens entered into a Revolving Credit Agreement (the “364-Day Credit Agreement”) with the lenders party thereto. The 364-Day Credit Agreement is a 364-day unsecured, multicurrency revolving facility. The aggregate commitment of all lenders under the 364-Day Credit Agreement is $750 million. The Company pays a facility fee to the financing banks to keep this line of credit active. At August 31, 2015, there were no borrowings against the 364-Day Credit Agreement. On July 9, 2015, the 364-Day Credit Agreement was amended to remove Walgreens as a borrower thereunder, eliminate Walgreens’ guarantee of all obligations of Walgreens Boots Alliance thereunder and make certain conforming changes to effectuate those modifications, including modifications and deletions of certain definitions and cross-references.

The 364-Day Credit Agreement and the Term Loan Agreement and Revolving Credit Agreement described above each contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60 to 1.00, as well as other customary restrictive covenants. At August 31, 2015, we were in compliance with all such covenants.

In addition, on July 9, 2015, pursuant to an indenture, dated as of July 17, 2008, between Walgreens and Wells Fargo Bank, National Association, as trustee, notices of redemption were given to (i) holders of 1.800% unsecured notes due 2017 (the “2017 Notes”) and (ii) holders of 5.25% unsecured notes due 2019 (the “2019 Notes”), in each case issued by Walgreens under the Indenture. As a result, on August 10, 2015 (the “redemption date”), the 2017 Notes in the aggregate principal amount of $1.0 billion were redeemed in full and $750 million aggregate principal amount of the 2019 Notes were redeemed. The partial redemption of the 2019 Notes resulted in $250 million aggregate principal amount of 2019 Notes remaining outstanding. The redemption price with respect to the 2017 Notes was equal to 101.677% of the aggregate principal amount of such notes to be redeemed, plus accrued interest thereon to, but excluding, the redemption date. The redemption price with respect to the 2019 Notes was equal to 111.734% of the aggregate principal amount of such notes to be redeemed, plus accrued interest thereon to, but excluding, the redemption date.

On August 10, 2015, upon the completion of the redemptions described above, the Walgreens guarantees of the WBA notes and the Term Loan Agreement and the Revolving Credit Agreement were unconditionally released and discharged in accordance with their terms.

Pending Transaction. The cash consideration payable to Rite Aid stockholders pursuant to the Merger Agreement described under "Recent Development" above is expected to be financed with a combination of cash on hand and debt financing. On October 27, 2015, the Company entered into a bridge facility commitment letter (the “Commitment Letter”) with UBS Securities LLC and UBS AG, Stamford Branch for a $12.8 billion senior unsecured bridge facility (the “Facility”). Subject to certain customary terms and conditions, the Facility may be used to fund, in part, the cash consideration payable to Rite Aid stockholders pursuant to the Merger Agreement, to repay the indebtedness of Rite Aid to be repaid in connection with the transaction and to pay related fees and expenses.

Borrowings under the Facility will bear interest at a fluctuating rate equal to, at our option, LIBOR or the applicable base rate, plus a margin calculated as described in the Commitment Letter. We will also pay certain customary fees as described in the Commitment Letter. The Facility, if funded, will mature 364 days after the initial borrowings; provided that the Company can extend up to $3.0 billion of the Facility for an additional 90 day period if desired. The closing of the Facility and the availability of the loans thereunder are subject to the satisfaction of certain customary conditions as provided in the Commitment Letter. The definitive loan documentation for the Facility will contain certain customary representations and warranties, affirmative, negative and financial covenants and events of default consistent with the terms set forth in the Commitment Letter and otherwise substantially similar to the terms set forth in our existing revolving credit agreement, dated as of November 10, 2014, in all material respects unless otherwise mutually and reasonably agreed.

As of October 28, 2015, the credit ratings of Walgreens Boots Alliance were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Status
Moody’s	Baa2	P-2	On review for downgrade
Standard & Poor’s	BBB	A-2	Negative outlook

In connection with the pending acquisition of Rite Aid, we expect that each of these rating agencies will review and update their ratings of our credit to reflect their assessment of the transaction and related matters. There can be no assurance that any particular rating will be assigned. In assessing our credit strength, both Moody’s and Standard & Poor’s consider various factors including our business model, capital structure, financial policies and financial performance. Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs. The rating agency ratings are not recommendations to buy, sell or hold our debt securities or commercial paper. Each rating may be subject to revision or withdrawal at any time by the assigning rating agency and should be evaluated independently of any other rating.

Pursuant to our arrangements with AmerisourceBergen, we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time through open market purchases and pursuant to warrants to acquire AmerisourceBergen common stock. We can acquire up to 19,859,795 shares in the open market, which represents approximately 7% of the outstanding AmerisourceBergen common stock on a fully diluted basis, assuming exercise in full of the warrants. The amount of permitted open market purchases is subject to increase in certain circumstances. We have purchased a total of approximately 11.5 million AmerisourceBergen shares in the open market. We have funded and plan to continue funding these purchases over time. Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

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

COMMITMENTS AND CONTINGENCIES
The information set forth in Note 13 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include business combinations, goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, asset impairments, liability for closed locations, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. We use the following methods to determine our estimates:

Business Combinations – We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at their respective fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when market value is not readily available.

For intangible assets, we typically use the income approach to determine fair value.  The income approach requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the discount rates; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures. The discount rates which are applied to the projections reflect the risk factors associated with those projections.

Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the intangible assets acquired.

Judgment is also required in determining the intangible asset’s useful life as different assets will have different lives, with some assets determined to have indefinite useful lives.

Goodwill and indefinite-lived intangible asset impairment – Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of our impairment analysis for each reporting unit, we engage a third party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rates; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine the fair value of assets and liabilities including, among other things, purchased prescription files, customer relationships, pharmacy licenses and trade names. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both.

We also compared the sum of the estimated fair values of the reporting units to the Company’s total value as implied by the market value of the Company’s equity and debt securities. This comparison indicated that, in total, our assumptions and estimates were reasonable. However, future declines in the overall market value of the Company’s equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying amount) or “failed” (the carrying amount exceeds fair value) the first step of the goodwill impairment test. Our reporting units’ fair values exceeded their carrying amounts ranging from approximately 12% to more than 130%. See Note 9, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements for additional information.

Indefinite-lived intangible assets are tested by comparing the estimated fair value of the asset to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized and the asset is written down to its estimated fair value.

Our indefinite-lived intangible asset fair value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as our profitability.

Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment.

Allowance for doubtful accounts – The provision for bad debt is based on estimates of recoverability using both historical write-off percentages and specifically identified receivables. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the allowance.

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

Equity method investments – We use the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. Our proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material purchase and sale transactions. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the amounts recorded for equity method investments.

Pension and Postretirement Benefits – We have various defined benefit pension plans that cover some of our foreign employees. We also have postretirement healthcare plans that cover qualifying domestic employees. Eligibility and the level of benefits for these plans varies depending on participants’ status, date of hire and or length of service. Our pension and postretirement expenses and valuations are dependent on assumptions used by our actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term rate of return on plan assets, retirement rates, mortality rates and other factors. In determining our long-term rate of return on plan assets assumption, we consider both the historical performance of the investment portfolio as well as the long-term market return expectations based on the investment mix of the portfolio.

Our policy is to fund our pension plans in accordance with applicable regulations. Our postretirement healthcare plans are not funded. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine pension and postretirement benefits.

Income taxes – We are subject to routine income tax audits that occur periodically in the normal course of business. U.S. federal, state, local and foreign tax authorities raise questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. Our liability for unrecognized tax benefits, including accrued penalties and interest, is primarily included in other long-term liabilities and current income taxes on our consolidated balance sheets and in income tax provision in our consolidated statements of earnings.

In determining our provision for income taxes, we use income, permanent differences between book and tax income, and enacted statutory income tax rates. The provision for income taxes also reflects our assessment of the ultimate outcome of tax audits in addition to any foreign-based income deemed to be taxable in the United States. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the amounts recorded for income taxes.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table lists our contractual obligations and commitments at August 31, 2015 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases(1)	$37,970	$3,141	$5,952	$5,252	$23,625
Purchase obligations(2):	3,455	2,836	552	66	1
Open inventory purchase orders	2,114	2,108	6	-	-
Real estate development	543	325	188	30	-
Other corporate obligations	798	403	358	36	1
Short-term borrowings and long-term debt*	14,444	1,070	754	3,733	8,887
Interest payment on short-term borrowings and long-term debt	6,408	330	643	2,718	2,717
Insurance*	567	157	178	76	156
Retirement benefit obligations	1,400	98	121	180	1,001
Closed location obligations*	446	78	100	63	205
Capital lease obligations*(1)	1,198	69	127	121	881
Finance lease obligations	1,324	18	36	36	1,234
Other liabilities reflected on the balance sheet*(3)	1,266	231	307	206	522
Total	$71,933	$10,864	$9,322	$12,517	$39,230

*	Recorded on balance sheet.
(1)	Amounts for operating leases and capital leases do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes. These expenses were $437 million for the fiscal year ended August 31, 2015.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Includes $297 million ($73 million in less than 1 year, $149 million in 1-3 years, $75 million in 3-5 years and none over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

The information in the foregoing table is presented as of August 31, 2015 and accordingly does not reflect obligations under agreements we entered into after that date, including the Merger Agreement and the transactions contemplated thereby described under “Recent Development” above.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any unconsolidated special purpose entities and, except as described herein, we do not have significant exposure to any off-balance sheet arrangements. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

At August 31, 2015, we have issued $482 million in letters of credit, primarily related to insurance obligations. We also had $10 million of guarantees to various suppliers outstanding at August 31, 2015. The Company remains secondarily liable on 71 leases. The maximum potential undiscounted future payments related to these leases was $351 million at August 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS
In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-15, Interest – Imputation of Interest (subtopic 835-30). This ASU provides additional guidance on ASU 2015-03, Interest – Imputation of Interest. These ASUs require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums and further specify debt issuance costs as part of line-of-credit arrangements should be treated in the manner described above. Recognition and measurement guidance for debt issuance costs are not affected. These ASUs are effective for annual periods beginning after December 15, 2015 (fiscal 2017). As permitted, the Company early adopted ASU 2015-03 beginning in the third quarter of fiscal 2015. The impact of this ASU reduced non-current assets and long-term debt by $20 million at August 31, 2014, respectively. This ASU has no impact on the statement of earnings or statement of cash flows. The additional guidance provided in ASU 2015-15 had no material financial statement impact.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017 (fiscal 2019). Early adoption is permitted for annual reporting periods beginning after December 15, 2016 (fiscal 2018). ASU 2014-09 provides a new revenue recognition standard with a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is evaluating the effect of adopting this new accounting guidance.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). This ASU simplifies current accounting treatments by requiring entities to measure most inventories at “the lower of cost and net realizable value” rather than using lower of cost or market. This guidance does not apply to inventories measured using last-in, first-out (LIFO) method or the retail inventory method (RIM). This ASU is effective prospectively for annual periods beginning after December 15, 2016 and interim periods thereafter (fiscal 2018) with early adoption permitted. Upon transition, entities must disclose the accounting change. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company's website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, statements regarding our future financial and operating performance, as well as forward-looking statements concerning the Merger Agreement with Rite Aid and the transactions contemplated thereby and their possible effects, our integration of Alliance Boots, corporate efficiency initiatives, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, generic prescription drug inflation, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “continue,” “sustain,” “synergy,” “on track,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to, those relating to the impact of private and public third-party payers' efforts to reduce prescription drug reimbursements, the impact of generic prescription drug inflation, the timing and magnitude of the impact of branded to generic drug conversions, our ability to realize anticipated synergies and achieve anticipated financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with equity investments in AmerisourceBergen including whether the warrants to invest in AmerisourceBergen will be exercised and the ramifications thereof, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the actual costs associated with restructuring activities will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, changes in management's assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in the markets in which we participate, changes in financial markets, interest rates and foreign currency exchange rates, the risks associated with international business operations, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to our ability to satisfy the closing conditions and consummate the pending acquisition of Rite Aid and related financing matters on a timely basis or at all, the risks associated with the integration of complex businesses, subsequent adjustments to preliminary purchase accounting determinations, outcomes of legal and regulatory matters, including with respect to regulatory review and actions in connection with the pending acquisition of Rite Aid, and changes in legislation, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item lA (Risk Factors) above and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
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

We also use interest rate caps to protect from rising interest rates on existing floating-rate debt. Information regarding our interest rate swaps, forward starting interest rate swaps, and interest rate caps transactions are set forth in Note 11, Financial Instruments to our Consolidated Financial Statements. These financial instruments are sensitive to changes in interest rates. On August 31, 2015, we had approximately $3 billion in debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates for the various debt held by the Company would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $30 million. This amount excludes the impact of any associated interest rate swaps, forward starting interest rate swaps and interest rate caps.

Foreign Currency Exchange Rate Risk
As a result of the Second Step Transaction, fluctuations in foreign currency exchange rates, primarily with respect to the British Pound Sterling and Euro, and certain other foreign currencies, including the Mexican Peso, Chilean Peso, Norwegian Krone and Turkish Lira will affect the Company’s net investment in foreign subsidiaries and will cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows of certain entities denominated in foreign currencies. These transactions are almost exclusively less than 12 months in maturity. In addition, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions). As circumstances warrant, we also use basis swaps as hedging instruments to hedge portions of our net investments in foreign operations. The foreign currency derivative instruments are sensitive to changes in exchange rates. A 1% increase or decrease in exchange rates would increase or decrease our pre-tax income by approximately $3 million due to changes in the value of foreign currency instruments. Excluded from the computation were anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to partially hedge.

Equity Price Risk
Changes in AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 11, Financial Instruments to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. As of August 31, 2015, a one dollar change in AmerisourceBergen’s common stock would, holding other factors constant, increase or decrease the fair value of the Company’s warrants by $45 million. Additionally, the Company holds an investment in AmerisourceBergen common stock. As of August 31, 2015, a one dollar change in AmerisourceBergen common stock would increase or decrease the fair value of the Company’s investment by $11 million.

Item 8.  Financial Statements and Supplementary Data

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At August 31, 2015 and 2014
(In millions, except shares and per share amounts)

	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$3,000	$2,646
Accounts receivable, net	6,849	3,218
Inventories	8,678	6,076
Other current assets	1,130	302
Total Current Assets	19,657	12,242
Non-Current Assets:
Property, plant and equipment, at cost, less accumulated depreciation and amortization	15,068	12,257
Equity investment in Alliance Boots	-	7,336
Goodwill	16,372	2,359
Intangible assets	12,351	1,180
Other non-current assets	5,334	1,876
Total Non-Current Assets	49,125	25,008
Total Assets	$68,782	$37,250

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$1,068	$774
Trade accounts payable	10,088	4,315
Accrued expenses and other liabilities	5,225	3,701
Income taxes	176	105
Total Current Liabilities	16,557	8,895
Non-Current Liabilities:
Long-term debt	13,315	3,716
Deferred income taxes	3,538	1,080
Other non-current liabilities	4,072	2,942
Total Non-Current Liabilities	20,925	7,738
Commitments and Contingencies (see Note 13)
Equity:
Preferred stock $.01 par value ($.0625 at August 31, 2014); authorized 32 million shares, none issued	-	-
Common stock $.01 par value ($.078125 at August 31, 2014); authorized 3.2 billion shares; issued 1,172,513,618 at August 31, 2015 and 1,028,180,150 at August 31, 2014	12	80
Paid-in capital	9,953	1,172
Employee stock loan receivable	(2)	(5)
Retained earnings	25,089	22,327
Accumulated other comprehensive (loss) income	(214)	136
Treasury stock, at cost; 82,603,274 shares at August 31, 2015 and 77,793,261 at August 31, 2014	(3,977)	(3,197)
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	30,861	20,513
Noncontrolling interests	439	104
Total Equity	31,300	20,617
Total Liabilities and Equity	$68,782	$37,250

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended August 31, 2015, 2014 and 2013
(In millions, except shares and per share amounts)

	Equity attributable to Walgreens Boots Alliance, Inc.

	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
August 31, 2012	944,055,334	$80	$(2,985)	$936	$(19)	$68	$20,156	$-	$18,236
Net earnings	-	-	-	-	-	-	2,548	-	2,548
Other comprehensive income, net of tax	-	-	-	-	-	(160)	-	-	(160)
Dividends declared ($1.14 per share)	-	-	-	-	-	-	(1,083)	-	(1,083)
Treasury stock purchases	(13,797,490)	-	(615)	-	-	-	-	-	(615)
Employee stock purchase and option plans	16,337,734	-	486	34	-	-	-	-	520
Stock-based compensation	-	-	-	104	-	-	-	-	104
Employee stock loan receivable	-	-	-	-	8	-	-	-	8
August 31, 2013	946,595,578	$80	$(3,114)	$1,074	$(11)	$(92)	$21,621	$-	$19,558
Net earnings	-	-	-	-	-	-	1,932	99	2,031
Other comprehensive income, net of tax	-	-	-	-	-	228	-	-	228
Dividends declared ($1.28 per share)	-	-	-	-	-	-	(1,226)	-	(1,226)
Treasury stock purchases	(11,810,351)	-	(705)	-	-	-	-	-	(705)
Employee stock purchase and option plans	15,601,662	-	622	(16)	-	-	-	-	606
Stock-based compensation	-	-	-	114	-	-	-	-	114
Employee stock loan receivable	-	-	-	-	6	-	-	-	6
Other	-	-	-	-	-	-	-	5	5
August 31, 2014	950,386,889	$80	$(3,197)	$1,172	$(5)	$136	$22,327	$104	$20,617
Net earnings	-	-	-	-	-	-	4,220	59	4,279
Other comprehensive income, net of tax	-	-	-	-	-	(350)	-	(6)	(356)
Dividends declared ($1.37 per share)	-	-	-	-	-	-	(1,458)	-	(1,458)
Exchange of Walgreen Co. shares for Walgreens Boots Alliance, Inc. shares	-	(69)	-	69	-	-	-	-	-
Issuance of shares for Alliance Boots acquisition	144,333,468	1	-	10,976	-	-	-	-	10,977
Treasury stock purchases	(16,250,190)	-	(1,226)	-	-	-	-	-	(1,226)
Employee stock purchase and option plans	11,440,177	-	446	56	-	-	-	-	502
Stock-based compensation	-	-	-	109	-	-	-	-	109
Acquisition of noncontrolling interest	-	-	-	(2,429)	-	-	-	(130)	(2,559)
Employee stock loan receivable	-	-	-	-	3	-	-	-	3
Noncontrolling interests in businesses acquired	-	-	-	-	-	-	-	412	412
August 31, 2015	1,089,910,344	$12	$(3,977)	$9,953	$(2)	$(214)	$25,089	$439	$31,300

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended August 31, 2015, 2014 and 2013
(In millions, except share and per share amounts)

	2015	2014	2013

Net sales	$103,444	$76,392	$72,217
Cost of sales	76,520	54,823	51,098
Gross Profit	26,924	21,569	21,119

Selling, general and administrative expenses	22,571	17,992	17,543
Gain on sale of business	-	-	20
Equity earnings in Alliance Boots	315	617	496
Operating Income	4,668	4,194	4,092

Gain on previously held equity interest	563	-	-
Other income (expense)	685	(481)	120
Earnings Before Interest and Income Tax Provision	5,916	3,713	4,212

Interest expense, net	605	156	165
Earnings Before Income Tax Provision	5,311	3,557	4,047
Income tax provision	1,056	1,526	1,499
Post tax earnings from equity method investments	24	-	-
Net Earnings	4,279	2,031	2,548
Net earnings attributable to noncontrolling interests	59	99	-
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	$4,220	$1,932	$2,548

Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – basic	$4.05	$2.03	$2.69
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	$4.00	$2.00	$2.67

Average shares outstanding	1,043.2	953.1	946.0
Dilutive effect of stock options	10.7	12.1	9.2
Average diluted shares	1,053.9	965.2	955.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended August 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Comprehensive Income

Net Earnings	$4,279	$2,031	$2,548

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	14	(48)	(5)
Unrealized (loss) on cash flow hedges	(13)	(27)	-
Unrecognized gain on available-for-sale investments	152	106	1
Share of other comprehensive income (loss) of Alliance Boots	113	(18)	(95)
Currency translation adjustments	(622)	215	(61)
Total Other Comprehensive Income (Loss)	(356)	228	(160)
Total Comprehensive Income	3,923	2,259	2,388

Comprehensive income attributable to noncontrolling interests	53	99	-
Comprehensive Income Attributable to Walgreens Boots Alliance, Inc.	$3,870	$2,160	$2,388

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013

Cash Flows from Operating Activities:
Net earnings	$4,279	$2,031	$2,548
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	1,742	1,316	1,283
Change in fair value of warrants and related amortization	(779)	(385)	(120)
Loss on exercise of call option	-	866	-
Gain on previously held equity interest	(563)	-	-
Deferred income taxes	(32)	177	202
Stock compensation expense	109	114	104
Equity earnings in Alliance Boots	(315)	(617)	(496)
Other	728	181	113
Changes in operating assets and liabilities -
Accounts receivable, net	(338)	(616)	(449)
Inventories	719	860	321
Other current assets	22	(10)	18
Trade accounts payable	268	(339)	182
Accrued expenses and other liabilities	170	195	424
Income taxes	(335)	17	103
Other non-current assets and liabilities	(11)	103	68
Net cash provided by operating activities	5,664	3,893	4,301

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,251)	(1,106)	(1,212)
Proceeds from sale leaseback transactions	867	67	115
Proceeds related to the sale of businesses	814	93	20
Proceeds from sale of other assets	184	139	30
Alliance Boots acquisition, net of cash acquired	(4,461)	-	-
Other business and intangible asset acquisitions, net of cash acquired	(371)	(344)	(630)
Purchases of short-term investments held to maturity	(49)	(59)	(66)
Proceeds from short-term investments held to maturity	50	58	16
Investment in AmerisourceBergen	-	(493)	(224)
Other	(59)	(86)	(45)
Net cash used for investing activities	(4,276)	(1,731)	(1,996)

Cash Flows from Financing Activities:
Payments of short-term borrowings, net	(226)	-	-
Proceeds from issuance of long-term debt	12,285	-	4,000
Payments of long-term debt	(10,472)	(550)	(4,300)
Proceeds from financing leases	-	268	-
Stock purchases	(1,226)	(705)	(615)
Proceeds related to employee stock plans	503	612	486
Cash dividends paid	(1,384)	(1,199)	(1,040)
Other	(395)	(48)	(27)
Net cash used for financing activities	(915)	(1,622)	(1,496)

Effect of exchange rate changes on cash and cash equivalents	(119)	-	-

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	354	540	809
Cash and cash equivalents at beginning of period	2,646	2,106	1,297
Cash and cash equivalents at end of period	$3,000	$2,646	$2,106

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization

Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and subsidiaries are a global pharmacy-led wellbeing enterprise. Its operations are conducted through three reportable segments (Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale). See Note 19, Segment Reporting for additional discussion.

On December 31, 2014, Walgreens Boots Alliance became the successor of Walgreen Co. (“Walgreens”) pursuant to a merger designed to effect a reorganization of Walgreens into a holding company structure (the “Reorganization”). Pursuant to the Reorganization, Walgreens became a wholly-owned subsidiary of Walgreens Boots Alliance, a newly-formed Delaware corporation, and each issued and outstanding share of Walgreens common stock, par value $0.078125, converted on a one-to-one basis into Walgreens Boots Alliance common stock, par value $0.01.

On December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition of the remaining 55% of Alliance Boots GmbH (“Alliance Boots”) that Walgreens did not previously own (the “Second Step Transaction”) in exchange for £3.133 billion in cash and approximately 144.3 million shares of Walgreens Boots Alliance common stock pursuant to the Purchase and Option Agreement dated June 18, 2012, as amended (the “Purchase and Option Agreement”). Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method immediately upon completion of the Second Step Transaction. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The consolidated financial statements (and other data) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods from and after the effective time of the Reorganization on December 31, 2014.

References to the “Company” refer to Walgreens Boots Alliance and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to the predecessor registrant Walgreens and its subsidiaries, except as otherwise indicated or the context otherwise requires.

Note 2.  Summary of Major Accounting Policies
Basis of Presentation
The consolidated financial statements include all subsidiaries in which the Company holds a controlling interest. Investments in less than majority-owned companies in which the Company does not have a controlling interest, but does have significant influence are accounted for as equity method investments. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

Because of the acquisition of Alliance Boots, influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms and other factors on the Company’s operations, net earnings for any period may not be comparable to the same period in previous years. In addition, the positive impact on gross profit margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on the Company’s Retail Pharmacy USA segment’s sales, gross profit margins and gross profit dollars.

As part of the Second Step Transaction, the Company acquired the remaining 27.5% noncontrolling interest in Walgreens Boots Alliance Development GmbH (“WBAD”), a 50/50 global sourcing enterprise established by the Company and Alliance Boots. The Company already owned a 50% direct ownership in WBAD and indirectly owned an additional ownership interest through its previous 45% investment in Alliance Boots, representing a direct and indirect economic interest of 72.5%. The Company’s acquisition of the remaining 27.5% effective ownership in WBAD as part of the Second Step Transaction was accounted for as an equity transaction as it has historically been consolidated by the Company. On January 1, 2015, WBAD Holdings Limited sold 320 common shares of WBAD, representing approximately 5% of the equity interests in WBAD, to Alliance Healthcare Italia Distribuzione S.p.A. (“AHID”), which is not a member of the Company’s consolidated group. Under certain circumstances, AHID has the right to put, and WBAD Holdings Limited has the right to call, the 320 common shares of WBAD currently owned by AHID for a purchase price of $100,000.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less. Credit and debit card receivables from banks, which generally settle within two to seven business days, of $165 million and $229 million were included in cash and cash equivalents at August 31, 2015 and 2014, respectively.

The Company’s cash management policy provides for controlled disbursement. As a result, the Company had outstanding checks in excess of funds on deposit at certain banks. These amounts, which were $448 million at August 31, 2015, and $267 million at August 31, 2014, are included in trade accounts payable in the accompanying Consolidated Balance Sheets.

In addition, the Company’s cash management policy provides for a bank overdraft facility for certain disbursement accounts. This overdraft facility represents uncleared and cleared checks in excess of cash balances in the related bank accounts. These amounts, which were $45 million at August 31, 2015, and zero at August 31, 2014, are included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Restricted Cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of August 31, 2015, the amount of such restricted cash was $184 million. There was no restricted cash as of August 31, 2014.

Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members, as well as vendors and manufacturers. Charges to bad debt are based on estimates of recoverability using both historical write-offs and specifically identified receivables. Activity in the allowance for doubtful accounts was as follows (in millions):

	2015	2014	2013
Balance at beginning of year	$173	$154	$99
Bad debt provision	90	86	124
Write-offs	(53)	(67)	(69)
Divestitures	(37)	-	-
Currency translation	(1)	-	-
Balance at end of year	$172	$173	$154

Inventory
The Company values inventories on a lower of cost or market basis. Inventory includes product costs, inbound freight, direct labor, warehousing costs, overhead costs relating to the manufacture and distribution of products and vendor allowances not classified as a reduction of advertising expense.

The Company’s Retail Pharmacy USA segment inventory is accounted for using the last-in-first-out (“LIFO”) method. At August 31, 2015 and August 31, 2014, Retail Pharmacy USA segment inventories would have been greater by $2.5 billion and $2.3 billion, respectively, if they had been valued on a lower of first-in-first-out (“FIFO”) cost or market basis.

The Company’s Retail Pharmacy International and Pharmaceutical Wholesale segments’ inventory is accounted for using the FIFO method, except for retail inventory in the Retail Pharmacy International segment, which is primarily determined using the retail inventory method. Under the retail inventory method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory across groupings of similar items. Current owned retail valuation represents the retail price for which merchandise is offered for sale on a regular basis. Inherent in the retail method calculation are certain management judgments and estimates which can impact the owned retail valuation and, therefore, the ending inventory valuation at cost.

Equity Method Investments
The Company uses the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

Immediately prior to the completion of the Second Step Transaction, the Company held a 45% equity interest in Alliance Boots and recorded its proportionate share of equity income in Alliance Boots within the operating section in the Company’s Consolidated Statements of Earnings on a three-month lag. As a result of the Second Step Transaction, the Company eliminated the three-month lag and applied this change retrospectively as a change in accounting policy. See Note 3, Change in Accounting Policy for additional discussion.

The Second Step Transaction resulted in the Company acquiring various equity method investments held by Alliance Boots. These newly acquired investments are included together with the previous equity investments of the Company within other non-current assets on the Consolidated Balance Sheets. See Note 6, Equity Method Investments for further information relating to the Company’s equity method investments.

Investments
The Company’s investments consist principally of corporate debt, other debt securities, and equity securities of publicly-traded companies.

The Company classifies its investments in securities at the time of purchase as held-to-maturity or available-for-sale, and re-evaluates such classifications on a quarterly basis. Held-to-maturity investments consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates fair value. Available-for-sale debt and equity securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale investments are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Realized gains and losses of available-for-sale investments are included in the Consolidated Statement of Earnings.

The Company evaluates investments held for other-than-temporary impairment. Such evaluation involves a variety of considerations, including assessments of the risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors considered by the Company include (i) the length of time and the extent to which the fair value has been below cost; (ii) the financial condition, credit worthiness, and near-term prospects of the issuer; (iii) the length of time to maturity; (iv) future economic conditions and market forecasts; (v) the Company’s intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value; and (vi) an assessment of whether it is more likely than not that the Company will be required to sell its investment before recovery of market value.

Property, Plant and Equipment
Depreciation is provided on a straight-line basis over the estimated useful lives of owned assets. Estimated useful lives range from 20 years for land improvements, 13 to 50 for buildings and building improvements and 3 to 20 for fixtures, plant and equipment. Leasehold improvements, equipment under capital lease and capital lease properties are amortized over their respective estimate of useful life or over the term of the lease, whichever is shorter. Major repairs, which extend the useful life of an asset, are capitalized; routine maintenance and repairs are charged against earnings. The majority of the Company’s fixtures and equipment uses the composite method of depreciation. Therefore, gains and losses on retirement or other disposition of such assets are included in earnings only when an operating location is closed, completely remodeled or impaired. Property, plant and equipment consists of (in millions):

	2015	2014
Land and land improvements	$3,687	$3,418
Buildings and building improvements	7,705	6,901
Fixtures, plant and equipment	8,904	7,559
Capitalized system development costs and software	1,491	688
Capital lease properties	821	530
	22,608	19,096
Less: accumulated depreciation and amortization	7,540	6,839
Balance at end of year	$15,068	$12,257

Depreciation expense for property, plant and equipment was $1.3 billion in fiscal 2015, $923 million in fiscal 2014 and $894 million in fiscal 2013.

The Company capitalizes application stage development costs for significant internally developed software projects, such as upgrades to the store point-of-sale system. These costs are amortized over a three to eight year period. Amortization expense for capitalized system development costs and software was $178 million in fiscal 2015, $127 million in fiscal 2014 and $105 million in fiscal 2013. Unamortized costs at August 31, 2015 and 2014 were $1.0 billion and $676 million, respectively.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and intangibles under ASC Topic 350, Intangibles – Goodwill and Other, which does not permit amortization, but requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist.

Intangible assets are amortized on a straight line basis over their estimated useful lives. See Note 9, Goodwill and Other Intangible Assets for additional disclosure regarding the Company’s intangible assets.

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

Pursuant to the Reorganization and Second Step Transaction discussed in Note 1, Organization, and Note 2, Summary of Major Accounting Policies, Walgreens and Alliance Boots became wholly-owned subsidiaries of Walgreens Boots Alliance effective December 31, 2014. The Company holds all AmerisourceBergen warrants issued to Walgreens and Alliance Boots in its consolidated subsidiaries.

The warrants are valued at the date of issuance and the end of the period using a Monte Carlo simulation. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen’s common stock; AmerisourceBergen’s common stock price; AmerisourceBergen’s equity volatility; the number of shares of AmerisourceBergen’s common stock outstanding; the number of AmerisourceBergen’s employee stock options and the exercise price; and the details specific to the warrants. The Company reports its warrants at fair value within other non-current assets in the Consolidated Balance Sheets. A deferred credit from the day-one valuation attributable to the warrants granted to Walgreens is being amortized over the life of the warrants. Gains and losses due to changes in the fair value on warrants are recognized in other income in the Consolidated Statements of Earnings. See Note 11, Financial Instruments, for additional disclosure regarding the Company’s warrants.

Financial Instruments
The Company uses derivative instruments to hedge its exposure to interest rate and currency risks arising from operating and financing activities. In accordance with its risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes.

Derivatives are recognized on the Consolidated Balance Sheets at their fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, it formally documents the hedge relationship and the risk management objective for undertaking the hedge which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value of a derivative instrument depends on whether the Company had designated it in a qualifying hedging relationship and further, on the type of hedging relationship. The Company applies the following accounting policies:

•	Changes in the fair value of a derivative designated as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the Consolidated Statements of Earnings.

•	The effective portion of changes in the fair value of a derivative designated as a cash flow hedge is recorded in accumulated other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income and reclassified into earnings in the period or periods during which the hedged item affects earnings.

•	The effective portion of changes in the fair value of a derivative designated as a hedge of a net investment in a foreign operation is recorded in cumulative translation adjustments within accumulated other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income. Recognition in earnings of amounts previously recorded in cumulative translation adjustments is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged investments in foreign operations.

•	Changes in the fair value of a derivative not designated in a hedging relationship are recognized in the Consolidated Statements of Earnings along with the ineffective portions of changes in the fair value of derivatives designated in hedging relationships.

Cash receipts or payments on a settlement of a derivative contract are reported in the Consolidated Statements of Cash Flows consistent with the nature of the underlying hedged item.

For derivative instruments designated as hedges, the Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item. In addition, when the Company determines that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies any gains or losses in accumulated other comprehensive income (loss) to earnings in the Consolidated Statements of Earnings. When a derivative in a hedge relationship is terminated or the hedged item is sold, extinguished or terminated, hedge accounting is discontinued prospectively.

Impaired Assets and Liabilities for Store Closings
The Company tests long-lived assets for impairment whenever events or circumstances indicate that a certain asset may be impaired. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value, which is based on the discounted estimated future cash flows. Impairment charges included in selling, general and administrative expenses were $386 million in fiscal 2015, primarily related to the Company’s Cost Transformation Program (as defined below). Impairment charges recognized in fiscal 2014 and 2013 were $167 million and $30 million, respectively.

The Company also provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. The reserve for store closings, including $219 million from locations closed under the Company’s restructuring actions, was $446 million as of August 31, 2015 and $257 million as of August 31, 2014. See Note 5, Leases for additional disclosure regarding the Company’s reserve for future costs related to closed locations.

Pension and Postretirement Benefits
The Company has various defined benefit pension plans that cover some of its foreign employees. The Company also has postretirement healthcare plans that cover qualifying domestic employees. Eligibility and the level of benefits for these plans vary depending participants' status, date of hire and or length of service. Pension and postretirement expenses and valuations are dependent on assumptions used by third party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors. See Note 16, Retirement Benefits, for additional disclosure regarding the Company's pension and postretirement benefits.

The Company funds its pension plans in accordance with applicable regulations.

Noncontrolling Interests
The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly, the Company presents noncontrolling interests as a component of equity on its Consolidated Balance Sheets and reports the noncontrolling interest net earnings or loss as Net earnings attributable to noncontrolling interests in the Consolidated Statements of Earnings.

Currency
Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

For U.S. dollar functional currency operations, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary balance sheet amounts, which are remeasured from historical exchange rates. Revenues and expenses are recorded at average monthly exchange rates over the period, except for those expenses related to nonmonetary balance sheet amounts, which are remeasured from historical exchange rates. Gains or losses from foreign currency remeasurement and transactions are included in selling, general and administrative expenses within the Consolidated Statements of Earnings. For all periods presented, there were no material operational gains or losses from foreign currency transactions.

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

Retail Pharmacy USA and Retail Pharmacy International
The Company recognizes revenue at the time the customer takes possession of the merchandise, after making appropriate adjustments for estimated returns. Revenue does not include sales related taxes. In certain international locations, the Company initially estimates revenue based on expected reimbursements from governmental agencies for dispensing prescription drugs and providing optical services. The estimates are based on historical experience and are updated to actual reimbursement amounts.

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

Cost of Sales
Retail Pharmacy USA cost of sales is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventories. All other segment cost of sales includes the purchase price of goods and services sold, store and warehouse inventory loss, inventory obsolescence, manufacturing costs, certain direct product design and development costs and supplier rebates. In addition to product costs, cost of sales includes manufacturing costs, warehousing, costs, purchasing costs, freight costs, cash discounts and vendor allowances.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses mainly consist of salaries and employee costs, occupancy costs, depreciation and amortization, credit and debit card fees and expenses directly related to stores. In addition, other costs included are headquarters’ expenses, advertising costs (net of vendor advertising allowances) and insurance.

Advertising Costs
Advertising costs, which are reduced by the portion funded by vendors, are expensed as incurred or when services have been received. Net advertising expenses, which are included in selling, general and administrative expenses, were $491 million in fiscal 2015, $265 million in fiscal 2014 and $286 million in fiscal 2013.

Gift Cards
The Company sells gift cards to retail store customers and through its websites. The Company does not charge administrative fees on unused gift cards. Gift cards sold in the U.S. do not have an expiration date while most gift cards sold internationally have an expiration date. Income from gift cards sold in the U.S. is recognized when (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company’s gift card breakage rate is determined based upon historical redemption patterns. Income from gift cards sold internationally is recognized when (1) the gift cards are redeemed by the customer; or (2) the gift cards expire. Gift card breakage income, which is included in selling, general and administrative expenses, was not significant in fiscal 2015, 2014 or 2013.

Points Earned Through Loyalty Programs
The Company’s primary rewards programs, Balance® Rewards and Boots Advantage Card, are accrued as a charge to cost of sales at the time a point is earned. Points are funded internally and through vendor participation, and are credited to cost of sales at the time a vendor-sponsored point is earned. Breakage is recorded as points expire as a result of a member’s inactivity or if the points remain unredeemed after three years. Breakage income, which is reported in cost of sales, was not significant in fiscal 2015, 2014 or 2013.

Insurance
The Company obtains insurance coverage for catastrophic exposures as well as those risks required by law to be insured. In general, the Company’s U.S. subsidiaries retain a significant portion of losses related to workers’ compensation, property, comprehensive general, pharmacist and vehicle liability, while non-U.S. subsidiaries manage their exposures through insurance coverage with third-party carriers. Management regularly reviews the probable outcome of claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities. Liabilities for losses are recorded based upon the Company’s estimates for both claims incurred and claims incurred but not reported and are not discounted. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.

Stock Compensation Plans
In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognizes compensation expense on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. Total stock-based compensation expense for fiscal 2015, 2014 and 2013 was $109 million, $114 million and $104 million, respectively. The recognized tax benefit was $7 million, $31 million and $30 million for fiscal 2015, 2014 and 2013, respectively. Unrecognized compensation cost related to non-vested awards at August 31, 2015, was $137 million. This cost is expected to be recognized over a weighted average of three years. See Note 15, Stock Compensation Plans for more information on the Company’s stock-based compensation plans.

Interest
Interest paid, which is net of capitalized interest, was $472 million in fiscal 2015, $161 million in fiscal 2014 and $158 million in fiscal 2013. Interest capitalized as a part of significant construction projects during fiscal 2015, 2014 and 2013 was immaterial.

Income Taxes
The Company accounts for income taxes according to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

In determining the provision for income taxes, the Company uses income, permanent differences between book and tax income, the relative proportion of foreign and domestic income, enacted statutory income tax rates, projections of income subject to Subpart F rules and unrecognized tax benefits related to current year results. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to lapsing of the applicable statute of limitations, recognizing or de-recognizing benefits of deferred tax assets due to future year financial statement projections and changes in tax laws are recognized in the period in which they occur.

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

Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. Outstanding options to purchase common shares that were anti-dilutive and excluded from earnings per share totaled 2.5 million, 3.5 million and 12.3 million in fiscal 2015, 2014 and 2013, respectively.

New Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-15, Interest – Imputation of Interest (subtopic 835-30). This ASU provides additional guidance on ASU 2015-03, Interest – Imputation of Interest. These ASUs require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums and further specify debt issuance costs as part of line-of-credit arrangements should be treated in the manner described above. Recognition and measurement guidance for debt issuance costs are not affected. These ASUs are effective for annual periods beginning after December 15, 2015 (fiscal 2017). As permitted, the Company early adopted ASU 2015-03 beginning in the third quarter of fiscal 2015. The impact of this ASU reduced non-current assets and long-term debt by $20 million at August 31, 2014, respectively. This ASU has no impact on the statement of earnings or statement of cash flows. The additional guidance provided in ASU 2015-15 had no material financial statement impact.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017 (fiscal 2019). Early adoption is permitted for annual reporting periods beginning after December 15, 2016 (fiscal 2018). ASU 2014-09 provides a new revenue recognition standard with a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is evaluating the effect of adopting this new accounting guidance.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). This ASU simplifies current accounting treatments by requiring entities to measure most inventories at “the lower of cost and net realizable value” rather than using lower of cost or market. This guidance does not apply to inventories measured using last-in, first-out (LIFO) method or the retail inventory method (RIM). This ASU is effective prospectively for annual periods beginning after December 15, 2016 and interim periods thereafter (fiscal 2018) with early adoption permitted. Upon transition, entities must disclose the accounting change. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

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

In accordance with ASC Topic 810, Consolidation, a change to eliminate a previously existing reporting lag is considered a change in accounting principle in accordance with ASC Topic 250, Accounting Changes and Error Corrections. Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the consolidated financial statements have been recast to reflect the period specific effects of eliminating the three-month reporting lag. The acquisition of the initial 45% interest was reflected in the Company’s August 31, 2012 balance sheet. The Company’s equity earnings and income statement for the year ended August 31, 2012 were not recasted as the impact was not material.

The elimination of the three-month reporting lag for the equity investment in Alliance Boots resulted in the adjustments as of and for the periods indicated below (in millions, except per share amounts). The impact of the change in accounting policy on the fiscal 2015 financial statements is not material.

	Year Ended August 31, 2014			Year Ended August 31, 2013
	As Reported	Adjustments	After Change in Accounting Principle	As Reported	Adjustments	After Change in Accounting Principle

Consolidated Statements of Earnings
Equity earnings in Alliance Boots	$617	$-	$617	$344	$152	$496
Operating Income	4,194	-	4,194	3,940	152	4,092
Earnings Before Income Tax Provision	3,557	-	3,557	3,895	152	4,047
Income tax provision	1,526	-	1,526	1,445	54	1,499
Net Earnings	2,031	-	2,031	2,450	98	2,548
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	1,932	-	1,932	2,450	98	2,548
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – basic	2.03	-	2.03	2.59	0.10	2.69
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	2.00	-	2.00	2.56	0.11	2.67

Consolidated Statements of Comprehensive Income
Net Earnings	$2,031	$-	$2,031	$2,450	$98	$2,548
Share of other comprehensive income (loss) of Alliance Boots	(41)	23	(18)	(59)	(36)	(95)
Cumulative translation adjustments	286	(71)	215	(103)	42	(61)
Total Other Comprehensive Income	276	(48)	228	(166)	6	(160)
Total Comprehensive Income	2,307	(48)	2,259	2,284	104	2,388
Comprehensive Income Attributable to Walgreens Boots Alliance, Inc.	$2,208	$(48)	$2,160	$2,284	$104	$2,388

	As of August 31, 2014
	As Reported(1)	Adjustments	After Change in Accounting Principle
Consolidated Balance Sheet
Non-Current Assets:
Equity investment in Alliance Boots	$7,248	$88	$7,336
Total Non-Current Assets	24,920	88	25,008
Total Assets	37,162	88	37,250
Non-Current Liabilities:
Deferred income taxes	1,048	32	1,080
Total Non-Current Liabilities	7,706	32	7,738
Equity:
Retained earnings	22,229	98	22,327
Accumulated other comprehensive income	178	(42)	136
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	20,457	56	20,513
Total Equity	20,561	56	20,617
Total Liabilities and Equity	$37,162	$88	$37,250

	Year Ended August 31, 2013
	As Reported	Adjustments	After Change in Accounting Principle
Consolidated Statement of Cash Flows
Cash Flows from Operating Activities:
Net earnings	$2,450	$98	$2,548
Deferred income taxes	148	54	202
Equity earnings in Alliance Boots	(344)	(152)	(496)

(1)
Due to the adoption of Accounting Standards Update 2015-03, Interest – Imputation of Interest, all reported periods include debt issuance costs as a contra-liability. This impacted the August 31, 2014 Consolidated Balance Sheet by reducing non-current assets and non-current liabilities by $20 million.

The cumulative effect of eliminating the three-month reporting lag was recorded as an after-tax increase to retained earnings of $98 million as of September 1, 2013, the first day of the Company’s 2014 fiscal year.

4. Restructuring
On April 8, 2015, the Company’s Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program included plans to close approximately 200 stores across the U.S.; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on the Retail Pharmacy USA division, but includes activities from all segments and are expected to be substantially complete by the end of fiscal 2017. The Company estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of between $1.6 billion and $1.8 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. The Company expects to incur pre-tax charges of between $525 million and $600 million for real estate costs, including lease obligations (net of estimated sublease income), between $650 million and $725 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs, and between $425 million and $475 million for employee severance and other business transition and exit costs. The Company incurred pre-tax charges of $542 million ($223 million related to asset impairment charges, $202 million in real estate costs and $117 million in severance and other business transition and exit costs) related to the Cost Transformation Program in fiscal 2015. The majority of the charges incurred in fiscal 2015 related to activities within the Retail Pharmacy USA division, but also included activities within Retail Pharmacy International. All charges related to the Cost Transformation Program have been recorded within selling, general and administrative expenses. As the program is implemented, the restructuring charges will be recognized as the costs are incurred over time in accordance with GAAP.

In March 2014, the Company’s Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources within the Retail Pharmacy USA operations in a manner intended to increase shareholder value. In fiscal 2015, the Company incurred total pre-tax charges related to this plan of $17 million, primarily related to lease termination costs. In fiscal 2014, the Company incurred pre-tax charges of $209 million ($137 million from lease termination costs, $71 million from asset impairments and $1 million of other charges). All charges related to this plan have been recorded within selling, general and administrative expenses. The Company expects to incur no additional costs related to this plan.

Restructuring costs by segment are as follows (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Consolidated
Fiscal 2015
Asset impairments	$216	$7	$-	$223
Real estate costs	219	-	-	219
Severance and other business transition and exit costs	105	12	-	117
Total restructuring costs	540	$19	$-	$559

Fiscal 2014
Real estate costs	$137	$-	$-	$137
Asset impairments	71	-	-	71
Severance and other business transition and exit costs	1	-	-	1
Total restructuring costs	$209	$-	$-	$209

5. Leases
Initial terms for leased premises in the U.S. are typically 15 to 25 years, followed by additional terms containing renewal options at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options. The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. The Company recognizes rent expense on a straight-line basis over the term of the lease. In addition to minimum fixed rentals, some leases provide for contingent rentals based upon a portion of sales.

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. The Company has entered into several sale-leaseback transactions. In fiscal 2015, 2014 and 2013, the Company recorded proceeds from sale-leaseback transactions of $867 million, $67 million and $115 million, respectively. In other transactions, the Company negotiated fixed rate renewal options which constitute a form of continuing involvement, resulting in the assets remaining on the balance sheet and a corresponding finance lease obligation.

Annual minimum rental commitments under all leases having an initial or remaining non-cancelable term of more than one year are shown below (in millions):

	Financing Obligation	Capital Lease	Operating Lease
2016	$18	$69	$3,141
2017	18	65	3,008
2018	18	62	2,944
2019	18	60	2,734
2020	18	61	2,518
Later	1,234	881	23,625
Total Minimum Lease Payments	$1,324	$1,198	$37,970

The capital and finance lease amounts include $1.6 billion of imputed interest and executory costs. Total minimum lease payments have not been reduced by minimum sublease rentals of approximately $214 million on leases due in the future under non-cancelable subleases.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. In fiscal 2015, 2014 and 2013, the Company recorded charges of $252 million, $177 million and $43 million, respectively, for facilities that were closed or relocated under long-term leases, including stores closed through the Company’s store optimization plan and Cost Transformation Program. These charges are reported in selling, general and administrative expenses in the Consolidated Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	Year Ended August 31,
	2015	2014
Balance – beginning of period	$257	$123
Provision for present value of non-cancellable lease payments on closed facilities	231	171
Assumptions about future sublease income, terminations and changes in interest rates	(6)	(8)
Interest accretion	27	14
Liability assumed through acquisition of Alliance Boots	13	-
Cash payments, net of sublease income	(76)	(43)
Balance – end of period	$446	$257

The Company remains secondarily liable on 71 leases. The maximum potential undiscounted future payments are $351 million at August 31, 2015. Lease option dates vary, with some extending to 2039.

Rental expense, which includes common area maintenance, insurance and taxes, where appropriate, was as follows (in millions):

	2015	2014	2013
Minimum rentals	$3,176	$2,687	$2,644
Contingent rentals	38	5	6
Less: Sublease rental income	(46)	(22)	(22)
	$3,168	$2,670	$2,628

6. Equity Method Investments
Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method upon completion of the Second Step Transaction on December 31, 2014.  Equity method investments as of August 31, 2015 and 2014 were as follows (in millions, except percentages):

	2015			2014
	Carrying Value		Ownership Percentage	Carrying Value	Ownership Percentage
Alliance Boots	$	NA	100%	$7,336	45%
Other		1,242	12% - 50%	74	30% - 50%
Total		$1,242		$7,410

NA	Not applicable

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

Prior to the closing of the Second Step Transaction on December 31, 2014, the Company accounted for its 45% investment in Alliance Boots using the equity method of accounting. Because the underlying net assets in Alliance Boots were denominated in a foreign currency, translation gains or losses had an impact on the recorded value of the Company’s investment. The Company utilized a three-month reporting lag in recording equity income in Alliance Boots, which was eliminated on December 31, 2014 (See Note 3, Change in Accounting Policy). The Company’s share of Alliance Boots earnings was recorded as Equity earnings in Alliance Boots in the Consolidated Statements of Earnings. The Company’s investment was recorded as Equity investment in Alliance Boots in the Consolidated Balance Sheets.

The Company’s initial investment in Alliance Boots exceeded its proportionate share of the net assets of Alliance Boots by $2.4 billion. This premium of $2.4 billion was recognized as part of the carrying value in the Company’s equity investment in Alliance Boots. The difference was primarily related to the fair value of Alliance Boots indefinite-lived intangible assets and goodwill. The Company’s equity method income from the investment in Alliance Boots was adjusted to reflect the amortization of fair value adjustments in certain definite lived assets of Alliance Boots. The Company’s incremental amortization expense associated with the Alliance Boots investment was $14 million, $41 million and $68 million for fiscal 2015, 2014 and 2013, respectively. The incremental amortization expense was recorded as a reduction in equity earnings from Alliance Boots for all periods prior to closing of the Second Step Transaction on December 31, 2014.

The Second Step Transaction closed on December 31, 2014. (See Note 1, Organization, and Note 2, Summary of Major Accounting Policies). In connection with this transaction as required by ASC Topic 805, Business Combinations, the Company recorded a non-cash gain of $563 million resulting from the remeasurement of the previously held equity interest in Alliance Boots at its acquisition date fair value. The non-cash gain includes $310 million of other comprehensive losses and foreign currency translation losses reclassified from accumulated other comprehensive income. This gain is preliminary and may be subject to change as the Company finalizes purchase accounting.

Other Equity Method Investments
Other equity method investments primarily relate to equity method investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China and the equity method investment in Option Care Inc. retained through the sale of Walgreens Infusion Services in April 2015. Also included are additional investments in pharmaceutical wholesaling and distribution, retail pharmacy and the Company’s hearing care operator and the equity method investment retained through the sale of Take Care Employer in fiscal 2014. Equity investments of the Company are recorded within other non-current assets in the Consolidated Balance Sheets. The Company reported $24 million of post-tax equity earnings in other equity method investments for fiscal 2015, in the Consolidated Statements of Earnings. Post-tax equity earnings from the historical Walgreens other equity method investments in fiscal 2014 and fiscal 2013 were immaterial.

Summarized Financial Information
Summarized financial information for the Company’s equity method investees is as follows:

Balance Sheets (in millions)

	At August 31,
	2015(1)	2014(1)
Current assets	$5,015	$9,074
Non-current assets	1,548	22,363
Current liabilities	3,936	9,372
Non-current liabilities	837	10,608
Shareholders’ equity (2)	1,790	11,457

Statements of Earnings (in millions)

	Year Ended August 31,
	2015(3)	2014(3)	2013(3)

Net sales	$20,905	$37,624	$36,482
Gross Profit	3,794	8,109	7,632
Net Earnings	791	1,446	1,363
Share of earnings from equity method investments(3)	339	618	496

(1) Net assets in foreign equity method investments are translated at their respective August 31, 2015 and 2014 spot rates.
(2) Shareholders’ equity at August 31, 2015 and 2014 includes $163 million and $283 million respectively, related to noncontrolling interests.
(3) Earnings in foreign equity method investments are translated at their respective average exchange rates.

7. Available-for-Sale Investments
Walgreens, Alliance Boots and AmerisourceBergen entered into a Framework Agreement dated as of March 18, 2013, pursuant to which Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7 percent of the then fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described within Note 11, Financial Instruments) in open market transactions.

In conjunction with its long-term relationship with AmerisourceBergen, Walgreens acquired shares of AmerisourceBergen through open market transactions totaling $493 million in fiscal 2014. No AmerisourceBergen shares were purchased in fiscal 2015. As of August 31, 2015, the Company held 11.5 million shares, approximately 5.2% of AmerisourceBergen’s outstanding common stock at a total fair value of $1.1 billion. The Company’s cumulative cost basis of common shares acquired was $717 million at August 31, 2015.

Pursuant to ASC Topic 320, Investments – Debt and Equity Securities, the Company accounts for the investment in AmerisourceBergen shares as an available-for-sale investment reported at fair value within other non-current assets in the Consolidated Balance Sheets. As an available-for-sale investment, changes in the fair value are recorded through other comprehensive income. The value of the investment is recorded at the closing price of AmerisourceBergen common stock as of the balance sheet date.

A summary of the cost and fair value of available-for-sale securities, with gross unrealized gains and losses, is as follows (in millions):

	August 31, 2015
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
AmerisourceBergen common stock	$717	$430	$-	$1,147
Other investments	37	-	(1)	36
Total available-for-sale investments	$754	$430	$(1)	$1,183

	August 31, 2014
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
AmerisourceBergen common stock	$717	$170	$-	$887
Total available-for-sale investments	$717	$170	$-	$887

In fiscal 2015, as a result of the Second Step Transaction, the Company acquired available-for-sale securities. In fiscal 2015, subsequent to the Second Step Transaction, $52 million of acquired available-for-sale securities were sold. In 2014 and 2013, there were no sales of available-for-sale investments.

The Company has $36 million of other available-for-sale investments classified within other current assets in the Consolidated Balance Sheets at August 31, 2015. There were no available-for-sale investments classified within other current assets in the Consolidated Balance Sheets at August 31, 2014.

8. Acquisitions
Alliance Boots
The Second Step Transaction closed on December 31, 2014, resulting in the acquisition by the Company of 55% of the issued and outstanding share capital of Alliance Boots, increasing its interest to 100%. (See Note 1, Organization, and Note 2, Summary of Major Accounting Policies). The Company previously accounted for its 45% interest in Alliance Boots as an equity method investment. As a result of the Second Step Transaction, the Company significantly expanded its operations to include pharmacy-led health and beauty retailing and pharmaceutical wholesaling and distribution businesses in major international markets.

As a result of the closing of the Second Step Transaction, the Company increased its interest in WBAD, a 50/50 global sourcing enterprise between Walgreens and Alliance Boots, to 100%. Because Walgreens held, prior to the Second Step Transaction, a 50% direct interest and an additional indirect interest in WBAD through its 45% ownership of Alliance Boots, the financial results of WBAD were fully consolidated into the Walgreens financial statements with the remaining 27.5% effective interest being recorded as a noncontrolling interest. The acquisition of the 27.5% noncontrolling interest was accounted for as an equity transaction with no gain or loss recorded in the statement of earnings under ASC Topic 805, Business Combinations. On January 1, 2015, WBAD Holdings Limited sold 320 common shares of WBAD, representing approximately 5% of the equity interests in WBAD, to Alliance Healthcare Italia Distribuzione S.p.A. (“AHID”), which is not a member of the Company’s consolidated group. Under certain circumstances, AHID has the right to put, and WBAD Holdings Limited has the right to call, the 320 common shares of WBAD currently owned by AHID for a purchase price of $100,000.

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

The preliminary impact of the equity transaction is as follows (in millions):

Amount
Consideration attributed to WBAD	$2,559
Less: Carrying value of the Company’s pre-existing noncontrolling interest	130
Impact to additional paid in capital	$2,429

As of August 31, 2015, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and therefore the purchase price allocation for Alliance Boots and WBAD has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in material changes. These changes will primarily relate to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified. The following table summarizes the consideration paid to acquire the remaining 55% interest in Alliance Boots and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the Second Step Transaction (in millions).

Consideration paid
Cash	$4,874
Common stock	10,977
Total consideration transferred	15,851
Less: consideration attributed to WBAD	(2,559)
13,292
Fair value of the investment in Alliance Boots held before the Second Step Transaction	8,149
Total consideration	$21,441

Identifiable assets acquired and liabilities assumed including noncontrolling interests
Cash and cash equivalents	$413
Accounts receivable	3,799
Inventories	3,713
Other current assets	894
Property, plant and equipment	3,847
Intangible assets	11,691
Other non-current assets	2,218
Trade accounts payable, accrued expenses and other liabilities	(7,711)
Borrowings	(9,010)
Deferred income taxes	(2,461)
Other non-current liabilities	(389)
Noncontrolling interests	(412)
Total identifiable net assets and noncontrolling interests	6,592
Goodwill	$14,849

Significant changes from the preliminary purchase price valuation at February 28, 2015 include an increase in identified intangible assets based on updated financial information, higher deferred income taxes as a result of the increase in identified intangible assets and increases in equity investments and noncontrolling interests based on updated financial information. The preliminary purchase price allocation will be subject to further refinement and may result in material changes.

As a result of the Company acquiring the remaining 55% interest in Alliance Boots, the Company’s previously held 45% interest was remeasured to fair value, resulting in a gain of $563 million. This gain has been recognized as Gain on previously held equity interest in the Consolidated Statements of Earnings. This gain is preliminary and may be subject to change as the Company finalizes purchase accounting.

The fair value of the previously held equity interest of $8.1 billion in Alliance Boots was determined using the income approach methodology. The fair value for trade names and trademarks was determined using the relief from royalty method of the income approach; pharmacy licenses and customer relationships were determined using the excess earnings method of the income approach; and loyalty card holders were determined using the incremental cash flow method which is a form of the income approach. Personal property fair values were determined primarily using the indirect cost approach, while real property fair values were determined using the income, market and/or cost approach. The fair value measurements of the previously held equity interest and intangible assets are based on significant inputs not observable in the market, and thus represent Level 3 measurements. The fair value estimates for the previously held equity interest and intangible assets are based on (a) projected discounted cash flows, (b) historical and projected financial information, (c) synergies including cost savings and (d) attrition rates, as relevant, that market participants would consider when estimating fair values.

The preliminary identified definite and indefinite lived intangible assets were as follows:

Definite-Lived Intangible Assets	Weighted-Average Useful Life (in years)	Amount (in millions)
Customer relationships	12	$1,311
Loyalty card holders	12	742
Trade names and trademarks	7	399
Favorable lease interests	8	93
Total		$2,545

Indefinite-Lived Intangible Assets	Amount (in millions)
Trade names and trademarks	$6,657
Pharmacy licenses	2,489
Total	$9,146

The preliminary goodwill of $14.8 billion arising from the Second Step Transaction primarily reflects the expected purchasing synergies, operating efficiencies by benchmarking performance and applying best practices across the combined company, consolidation of operations, reductions in selling, general and administrative expenses and combining workforces.

Following the completion of the Second Step Transaction, the Company has realigned its operations into three reportable segments: Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale. The Company determined that the preliminary goodwill should be allocated across all segments recognizing that each segment will benefit from the expected synergies.

The preliminary goodwill allocated to the Retail Pharmacy USA segment of $7.3 billion comprises $3.5 billion of synergy benefits allocable to the segment on a source of procurement benefit basis and $3.8 billion determined on a “with-and-without” basis.  The source of procurement benefit basis allocates the synergy benefits to the segment whose purchase gave rise to the benefit. The “with-and-without” basis computes the difference between the fair value of the pre-existing business before the combination and its fair value after the combination, and since the pre-existing Walgreens business is now within the Retail Pharmacy USA segment, all of this difference is allocated to this segment. The “with-and-without” computation recognized that if the Second Step Transaction did not happen, then this was likely to negatively impact the existing Walgreens business, which already had a 45% interest in Alliance Boots, as the expected purchasing synergies and other benefits resulting from a full combination would not be fully realized.

Of the remaining preliminary goodwill, $3.9 billion was allocated to the Retail Pharmacy International segment and $3.6 billion was allocated to the Pharmaceutical Wholesale segment. The allocation of the goodwill to the individual reporting units within the respective segments has not been completed. Substantially all of the goodwill recognized is not expected to be deductible for income tax purposes.

The Company incurred legal and other professional services costs related to the Second Step Transaction, which were included in selling, general and administrative expenses, of $87 million in fiscal 2015.

The preliminary fair value of the assets acquired includes inventory having an estimated fair value of $3.7 billion. This fair value includes a $107 million fair value adjustment to capitalize the estimated profit in acquired finished goods inventory as of the date of the Second Step Transaction, which was expensed to cost of sales over the first inventory turn.

The following table presents supplemental unaudited condensed pro forma consolidated information for 2015 and 2014 as if the Second Step Transaction had occurred on September 1, 2013, the first day of the Company’s fiscal 2014. As described in Note 3, Change in Accounting Policy, the information has been presented without a lag. The unaudited condensed pro forma information reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing, transaction costs and the related income tax effects. The unaudited condensed pro forma information does not include any anticipated synergies which may be achievable subsequent to the date of the Second Step Transaction. The unaudited condensed pro forma information also excludes certain non-recurring items such as the gain on Walgreens previously held 45% investment in Alliance Boots and other transaction related costs. Accordingly, the unaudited condensed pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the Second Step Transaction occurred at the beginning of the periods presented or the results which may occur in the future.

	Year Ended August 31,
	2015	2014
(in millions, except per share amounts)
Net sales	$116,491	$113,896
Net earnings	4,278	3,884

Net earnings per common share:
Basic	$4.10	$3.54
Diluted	4.06	3.50

Actual results from Alliance Boots operations included in the Consolidated Statements of Earnings since December 31, 2014, the date of the Second Step Transaction, are as follows (in millions, except per share amounts):

Year Ended August 31, 2015
(in millions, except per share amounts)
Net sales	$22,470
Net earnings	853

Net earnings per common share:
Basic	$0.82
Diluted	0.81

Other Acquisitions and Divestitures
The aggregate purchase price of all businesses acquired in fiscal 2015, excluding Alliance Boots, net of cash received was $371 million for fiscal 2015. In fiscal 2015, the Company acquired Liz Earle Beauty Co. Ltd, owner of the Liz Earle skincare brand in addition to other asset acquisitions, primarily pharmacy prescription files. These acquisitions added $126 million to goodwill and $255 million to intangible assets. Any remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed. Operating results of the businesses acquired have been included in the Consolidated Statements of Earnings from their respective acquisition dates forward. Pro forma results of the Company, assuming all of the other acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported. Additionally, in fiscal 2015 the Company completed the sale of a majority interest in its subsidiary, Walgreens Infusion Services to Madison Dearborn Partners (“MDP”). Walgreens Infusion Services became a new independent, privately-held company named Option Care Inc. MDP owns a majority interest in the new company. Walgreens Boots Alliance owns a significant minority interest and has representatives on the company’s board of directors.

In fiscal 2014, the Company acquired certain assets of Kerr Drug and its affiliates for $170 million. This acquisition included 76 retail locations as well as a specialty pharmacy business and a distribution center. The Kerr Drug acquisition added $42 million to goodwill and $54 million to intangible assets, primarily prescription files and payer contracts, with $74 million allocated to net tangible assets. Additionally, the Company completed the sale of a majority interest in its subsidiary, Take Care Employer Solutions, LLC (“Take Care Employer”) to Water Street Healthcare Partners (“Water Street”). At the same time, Water Street made an investment in CHS Health Services (“CHS”), an unrelated entity and merged CHS with Take Care Employer to create a leading worksite health company dedicated to improving the cost and quality of employee health care. Water Street owns a majority interest in the new company while the Company owns a significant minority interest and has representatives on the new company’s board of directors.

9. Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of the Company’s impairment analysis for each reporting unit, the Company engaged a third party appraisal firm to assist in the determination of estimated fair value for each unit. This determination included estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine the fair value of assets and liabilities including, among other things, trade names and trademarks, pharmacy licenses, customer relationships and purchased prescription files. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. The Company also compared the sum of the estimated fair values of its reporting units to the Company’s total value as implied by the market value of its equity and debt securities. This comparison indicated that, in total, its assumptions and estimates were reasonable. However, future declines in the overall market value of the Company’s equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

Goodwill added as a result of the Second Step Transaction has been preliminarily allocated to the Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale reportable segments.

Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Total
August 31, 2013	$2,410	$-	$-	$2,410
Acquisitions	58	-	-	58
Sale of business(1)	(92)	-	-	(92)
Other(3)	(17)	-	-	(17)
August 31, 2014	2,359	-	-	2,359
Acquisitions	7,290	4,036	3,646	14,972
Sale of business(2)	(706)	-	-	(706)
Other(3)	(3)	-	-	(3)
Currency translation adjustments	-	(138)	(112)	(250)
August 31, 2015	$8,940	$3,898	$3,534	$16,372

(1)	Represents goodwill associated with Walgreens Take Care Employer business which was sold in June 2014.
(2)	Represents goodwill associated with Walgreens Infusion Services business which was sold in April 2015.
(3)	Other primarily represents immaterial purchase accounting adjustments for prior year Company acquisitions.

In fiscal 2015, as a result of the Second Step Transaction, the Company recorded $14.8 billion of goodwill and $11.7 billion of intangible assets in conjunction with the preliminary purchase accounting. See Note 8, Acquisitions for additional information regarding the transaction. Additionally, in fiscal 2015 the Company completed the sale of a majority interest in its subsidiary, Walgreens Infusion Services. As a result, $706 million of goodwill allocated to this business was removed from the Consolidated Balance Sheet.

In fiscal 2014, the Company completed the sale of a majority interest in its subsidiary, Take Care Employer. As a result, $92 million of goodwill allocated to this business was removed from the Consolidated Balance Sheet. Additionally, the Company purchased certain assets of Kerr Drug and its affiliates for $170 million, subject to adjustment in certain circumstances. The Company recorded $42 million of goodwill and $54 million of intangible assets in conjunction with the purchase accounting for this acquisition.

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	August 31, 2015	August 31, 2014
Gross Amortizable Intangible Assets
Purchased prescription files	$885	$1,079
Favorable lease interests	440	382
Purchasing and payer contracts	94	301
Non-compete agreements	154	151
Trade names and trademarks	675	191
Customer relationships	1,409	-
Loyalty card holders	730	-
Other amortizable intangible assets	-	4
Total gross amortizable intangible assets	4,387	2,108

Accumulated amortization
Purchased prescription files	470	474
Favorable lease interests	207	174
Purchasing and payer contracts	65	145
Non-compete agreements	92	70
Trade names and trademarks	83	69
Customer relationships	132	-
Loyalty card holders	41	-
Other amortizable intangible assets	-	4
Total accumulated amortization	1,090	936
Total amortizable intangible assets, net	$3,297	$1,172

Indefinite Lived Intangible Assets
Trade names and trademarks	$6,590	$8
Pharmacy licenses	2,464	-
Total indefinite lived intangible assets	$9,054	$8

Total intangible assets, net	$12,351	$1,180

Amortization expense for intangible assets was $480 million, $282 million and $289 million in fiscal 2015, 2014 and 2013, respectively.

The weighted-average amortization period by intangible asset category is as follows (in years):

Intangible asset class	2015	2014
Purchased prescription files	6	6
Favorable lease interests	13	11
Purchasing and payer contracts	10	13
Non-compete agreements	5	5
Trade names and trademarks	9	12
Customer relationships	12	-
Loyalty card holders	12	-
Other amortizable intangible assets	-	8

Estimated annual amortization expense for intangible assets recorded at August 31, 2015 is as follows (in millions):

	2016	2017	2018	2019	2020
Estimated annual amortization expense	$442	$398	$352	$323	$267

10. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt consist of the following (all amounts are presented in millions of U.S. dollars. Debt issuances are denominated in U.S. dollars, unless otherwise noted):

	August 31, 2015	August 31, 2014
Short-Term Borrowings(1)
Current portion of loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	$2	$8
Unsecured variable rate notes due 2016	747	-
1.000% unsecured notes due 2015	-	750
Other(2)	319	16
Total short-term borrowings	$1,068	$774

Long-Term Debt(1)
Unsecured Pound Sterling variable rate term loan due 2019(4)	$2,229	$-
1.800% unsecured notes due 2017	-	994
1.750% unsecured notes due 2017	746	-
5.250% unsecured notes due 2019(3)	250	1,007
2.700% unsecured notes due 2019	1,243	-
2.875% unsecured Pound Sterling notes due 2020(4)	612	-
3.300% unsecured notes due 2021	1,241	-
3.100% unsecured notes due 2022	1,193	1,192
3.800% unsecured notes due 2024	1,985	-
3.600% unsecured Pound Sterling notes due 2025(4)	459	-
2.125% unsecured Euro notes due 2026(5)	836	-
4.500% unsecured notes due 2034	494	-
4.400% unsecured notes due 2042	492	491
4.800% unsecured notes due 2044	1,491	-
Loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	20	32
Other(6)	24	-
Total long-term debt	$13,315	$3,716

(1)	All notes are presented net of unamortized discount and debt issuance costs, where applicable.
(2)
Other short-term borrowings represent a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various foreign currencies including $45 million of U.S. dollar equivalent bank overdrafts.

(3)	Also includes interest rate swap fair market value adjustments, see Note 12, Fair Value Measurements for additional fair value disclosures.
(4)	Pound Sterling denominated notes are translated at the August 31, 2015 spot rate of $1.54 to one British Pound Sterling.
(5)	Euro denominated notes are translated at the August 31, 2015 spot rate of $1.12 to one Euro.
(6)	Other long-term debt represents a mix of fixed and variable rate borrowings in various foreign currencies with various maturities.

Extinguishment of Debt Assumed in Second Step Transaction
As a result of the Second Step Transaction (see Note 8, Acquisitions), the Company assumed $9.0 billion of Alliance Boots existing debt. In January 2015, the Company repaid substantially all of the assumed debt with proceeds from the November 2014 debt issuances described below.

$8.0 Billion Note Issuance
On November 18, 2014, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and estimated offering expenses) of $7.9 billion from a public offering of notes with varying maturities and interest rates, the majority of which are fixed rate. The notes are unsecured, unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding. The notes were fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens until August 10, 2015, when such guarantees were unconditionally released and discharged (as described below). Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses, were $44 million. The fair value of the notes as of August 31, 2015 was $7.8 billion. Fair value for these notes was determined based upon quoted market prices.

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
$8,000

Former Walgreens Guarantee
Upon issuance, the notes were guaranteed on an unsecured and unsubordinated basis by Walgreens pursuant to a guarantee agreement dated as of November 18, 2014. Pursuant to the terms of the Guarantee Agreement, such Guarantee Agreement would automatically terminate, and Walgreens’ obligations thereunder would be unconditionally released and discharged, if and when (i) the aggregate outstanding principal amount of Capital Markets Indebtedness, including the Existing Notes, and Commercial Bank Indebtedness (as each such capitalized term is defined in the Guarantee Agreement), in each case, of Walgreens is less than $2.0 billion and (ii) Walgreens does not guarantee any Capital Markets Indebtedness (other than the notes or the Euro/Sterling notes issued on November 20, 2014 described below) or Commercial Bank Indebtedness, in each case, of the Walgreens Boots Alliance. Once released in accordance with its terms, the guarantees will not subsequently be required to be reinstated. On August 10, 2015, as a result of the redemption of certain notes of Walgreens described below, the Guarantee Agreement was automatically terminated in accordance with its terms, without penalty to Walgreens or Walgreens Boots Alliance, and the obligations of Walgreens thereunder were unconditionally released and discharged.

Redemption Option
Walgreens Boots Alliance may redeem (a) the notes due 2017, at any time in whole or from time to time in part, (b) the notes due 2019, at any time prior to October 18, 2019 in whole or from time to time prior to October 18, 2019 in part, (c) the notes due 2021, at any time prior to September 18, 2021 in whole or from time to time prior to September 18, 2021 in part, (d) the notes due 2024, at any time prior to August 18, 2024 in whole or from time to time prior to August 18, 2024 in part, (e) the notes due 2034, at any time prior to May 18, 2034 in whole or from time to time prior to May 18, 2034 in part, and (f) the notes due 2044, at any time prior to May 18, 2044 in whole or from time to time prior to May 18, 2044 in part, in each case, at Walgreens Boots Alliance’s option for the sum of accrued and unpaid interest plus a redemption price equal to the greater of:

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

In addition, at any time on or after October 18, 2019 with respect to the notes due 2019, September 18, 2021 with respect to the notes due 2021, August 18, 2024 with respect to the notes due 2024, May 18, 2034 with respect to the notes due 2034, or May 18, 2044 with respect to the notes due 2044, Walgreens Boots Alliance may redeem some or all of the applicable series of fixed rate notes at its option, at a redemption price equal to 100% of the principal amount of the applicable fixed rate notes being redeemed, plus accrued and unpaid interest on the fixed rate notes being redeemed to, but excluding, the redemption date.

Change in Control
If Walgreens Boots Alliance experiences a change of control triggering event, unless Walgreens Boots Alliance has exercised its option to redeem the fixed rate notes or has defeased the notes as described in the indenture, Walgreens Boots Alliance will be required to offer payment of cash equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest.

£700 Million and €750 Million Notes Issuance
On November 20, 2014, Walgreens Boots Alliance issued three series of debt securities denominated in Euros and Pound Sterling in a public offering, each with varying maturities and interest rates. Interest on all notes is payable annually on November 20, commencing on November 20, 2015. The notes are unsecured, unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding. The notes were fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens until August 10, 2015, when such guarantees were unconditionally released and discharged (as described below). Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses, were $11 million. The fair value of the notes as of August 31, 2015 was $1.9 billion. Fair value for these notes was determined based upon quoted market prices.

The following table details each tranche of Euro and Pound Sterling notes issued:

Notes Issued (in millions)	Maturity Date	Interest Rate
Euro Notes:
€750	November 20, 2026	Fixed 2.125%

Pound Sterling Notes:
£400	November 20, 2020	Fixed 2.875%
300	November 20, 2025	Fixed 3.600%
£700

Former Walgreens Guarantee
Upon issuance, the notes were guaranteed on an unsecured and unsubordinated basis by Walgreens pursuant to a guarantee agreement dated as of November 20, 2014. Pursuant to the terms of the Guarantee Agreement, such Guarantee Agreement would automatically terminate, and Walgreens’ obligations thereunder would be unconditionally released and discharged, if and when (i) the aggregate outstanding principal amount of Capital Markets Indebtedness, including the Existing Notes, and Commercial Bank Indebtedness (as each such capitalized term is defined in the Guarantee Agreement), in each case, of Walgreens is less than $2.0 billion and (ii) Walgreens does not guarantee any Capital Markets Indebtedness (other than the notes or the U.S. Dollar notes issued on November 18, 2014 described above) or Commercial Bank Indebtedness, in each case, of Walgreens Boots Alliance. Once released in accordance with its terms, the guarantees will not subsequently be required to be reinstated. On August 10, 2015, as a result of the redemption of certain notes of Walgreens described below, the Guarantee Agreement was automatically terminated in accordance with its terms, without penalty to Walgreens or Walgreens Boots Alliance, and the obligations of Walgreens thereunder were unconditionally released and discharged.

Redemption Option
Walgreens Boots Alliance may redeem (a) the Euro notes, at any time prior to August 20, 2026 in whole or from time to time prior to August 20, 2026 in part, (b) the Pound Sterling notes due 2020, at any time prior to October 20, 2020 in whole or from time to time prior to October 20, 2020 in part, and (c) the Pound Sterling notes due 2025, at any time prior to August 20, 2025 in whole or from time to time prior to August 20, 2025 in part, in each case, at Walgreens Boots Alliance’s option for the sum of accrued and unpaid interest plus at a redemption price equal to the greater of:

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

In addition, at any time on or after August 20, 2026 with respect to the Euro notes, October 20, 2020 with respect to the Pound Sterling notes due 2020, or August 20, 2025 with respect to the Pound Sterling notes due 2025, Walgreens Boots Alliance may redeem some or all of the applicable series of notes at its option, at a redemption price equal to 100% of the principal amount of the applicable notes to be redeemed, plus, in every case, accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date.

Change in Control
If Walgreens Boots Alliance experiences a change of control triggering event, unless Walgreens Boots Alliance has exercised its option to redeem the fixed rate notes or has defeased the notes as described in the indenture, Walgreens Boots Alliance will be required to offer payment of cash equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest.

$4.0 Billion Note Issuance
On September 13, 2012, Walgreens obtained net proceeds from a public offering of $4.0 billion of notes with varying maturities and interest rates, the majority of which, at issuance, were fixed rate. The notes are unsecured senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness of Walgreens. On December 31, 2014, Walgreens Boots Alliance fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens Boots Alliance and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance. Total issuance costs relating to the notes, including underwriting discounts and fees, were $26 million. On August 10, 2015, the 1.8000% fixed rate notes due September 15, 2017 in the aggregate principal amount of $1.0 billion were redeemed in full. The redemption price was equal to 101.677% of the aggregate principal amount of the notes redeemed, plus accrued interest thereon to, but excluding, the redemption date, and included a $17 million make whole premium, which was recorded as interest expense on the Company’s Consolidated Statements of Earnings. Additionally, the Company repaid the $750 million 1.000% fixed rate notes on their March 13, 2015 maturity date and the $550 million variable rate notes on their March 13, 2014 maturity date.

The following table details each tranche of outstanding notes as of August 31, 2015:

Notes Issued (in millions)	Maturity Date	Interest Rate	Interest Payment Dates
$1,200	September 15, 2022	Fixed 3.100%	March 15 and September 15; commencing on March 15, 2013
500	September 15, 2042	Fixed 4.400%	March 15 and September 15; commencing on March 15, 2013
$1,700

The fair value of the notes outstanding as of August 31, 2015 and August 31, 2014 was $1.6 billion and $3.4 billion (at August 31, 2014 there was $3.5 billion of issued notes outstanding), respectively. Fair value for these notes was determined based upon quoted market prices.

Redemption Option and Change in Control
Walgreens may redeem the fixed rate notes at its option, at any time in whole, or from time to time in part, at a redemption price equal to the greater of: (a) 100% of the principal amount of the notes being redeemed; and (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the applicable series of notes), plus 12 basis points for the notes due 2015, 22 basis points for the notes due 2022 and 25 basis points for the notes due 2042. If a change of control triggering event occurs, Walgreens will be required, unless it has exercised its right to redeem the notes, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to the date of repurchase.

$1.0 Billion Note Issuance
On January 13, 2009, Walgreens issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of Walgreens. On December 31, 2014, Walgreens Boots Alliance fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens Boots Alliance and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance. The notes are not convertible or exchangeable. Total issuance costs relating to this offering including underwriting discounts and fees, were $8 million. On August 10, 2015, $750 million aggregate principal amount of the notes were redeemed. The redemption price was equal to 111.734% of the aggregate principal amount of the notes redeemed, plus accrued interest thereon to, but excluding, the redemption date, and included a $88 million make whole premium, which was recorded as interest expense on the Company’s Consolidated Statements of Earnings. The partial redemption of the notes resulted in $250 million aggregate principal amount of the notes remaining outstanding. The fair value of the notes as of August 31, 2015 and August 31, 2014 was $0.3 billion and $1.1 billion, respectively. Fair value for these notes was determined based upon quoted market prices.

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

Other Borrowings
The Company periodically borrows under its commercial paper program and may continue to borrow under it in future periods. There were no commercial paper borrowings outstanding at August 31, 2015 or 2014. The Company had average daily short-term borrowings of $82 million of commercial paper outstanding at a weighted average interest rate of 0.52% in fiscal 2015. In fiscal 2014, the Company had average daily short-term borrowings of $4 million of commercial paper outstanding at a weighted average interest rate of 0.23%.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement (the “Term Loan Agreement”) which provides the ability to borrow up to £1.45 billion on an unsecured basis. As of August 31, 2015, Walgreens Boots Alliance has borrowed £1.45 billion ($2.2 billion at the August 31, 2015 spot rate of $1.54 to £1) under the Term Loan Agreement. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on the Company’s credit ratings. The fair value of the Term Loan Agreement as of August 31, 2015 was $2.2 billion. Fair value of the Term Loan Agreement was determined based upon quoted market prices.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing prior Walgreens agreements dated July 20, 2011 and July 23, 2012. The new unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit. On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on the Company’s credit ratings.

Total upfront fees related to the Term Loan Agreement and Revolving Credit Agreement were $14 million. The Company pays a facility fee to the financing banks to keep these lines of credit active. At August 31, 2015, there were no borrowings or letters of credit issued against the revolving credit facility.

In accordance with the terms of each of the Term Loan Agreement and the Revolving Credit Agreement, Walgreens guaranteed the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of Walgreens Boots Alliance’s obligations under the Term Loan Agreement and Revolving Credit Agreement, as applicable. Pursuant to the terms of the Term Loan Agreement and Revolving Credit Agreement, as applicable, each such guarantee would automatically terminate, and Walgreens’ obligations thereunder would be unconditionally released and discharged, if (i) the aggregate outstanding principal amount of Capital Markets Indebtedness, including the Existing Notes, and Commercial Bank Indebtedness (as each such capitalized term is defined in the Term Loan Agreement or Revolving Credit Agreement, as applicable), in each case, of Walgreens is less than $2.0 billion and (ii) Walgreens does not guarantee any Capital Markets Indebtedness or Commercial Bank Indebtedness, in each case, of Walgreens Boots Alliance. On August 10, 2015, as a result of completing the redemption of certain of the Walgreens notes described above and the release of the guarantees of the Walgreens Boots Alliance notes described above, such guarantees of the Term Loan Agreement and Revolving Credit Agreement automatically terminated, without penalty to Walgreens or Walgreens Boots Alliance and the obligations of Walgreens thereunder were unconditionally released and discharged.

On December 19, 2014, Walgreens Boots Alliance and Walgreens entered into a Revolving Credit Agreement (the “364-Day Credit Agreement”) with the lenders party thereto. The 364-Day Credit Agreement is a 364-day unsecured, multicurrency revolving facility. The aggregate commitment of all lenders under the 364-Day Credit Agreement is $750 million. The Company pays a facility fee to the financing banks to keep this line of credit active. On July 9, 2015, Walgreens Boots Alliance amended the 364-Day Credit Agreement to remove Walgreens as a borrower thereunder, eliminate Walgreens’ guarantee of all obligations of Walgreens Boots Alliance thereunder and make certain conforming changes to effectuate those modifications, including modifications and deletions of certain definitions and cross-references. At August 31, 2015, there were no borrowings against the 364-Day Credit Agreement.

The Term Loan Agreement, Revolving Credit Agreement and the 364-Day Revolving Credit Agreement each contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60 to 1.00, as well as other customary restrictive covenants. At August 31, 2015, we were in compliance with all such covenants.

11. Financial Instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks. As a result of the Second Step Transaction, the Company acquired all the derivative instruments held by Alliance Boots at their acquisition date fair values.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of August 31, 2015, excluding warrants which are presented separately in this footnote, were as follows (in millions):

	Notional(1)	Fair Value	Location in Consolidated Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$250	$2	Other non-current assets
Derivatives not designated as hedges:
Foreign currency forwards	1,205	34	Other current assets
Foreign currency forwards	495	9	Other current liabilities
Basis swap	1	-	Other current assets

(1)	Amounts are presented in U.S. dollar equivalents.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of August 31, 2014, excluding warrants which are presented separately in this footnote, are as follows (in millions):

	Notional	Fair Value	Location in Consolidated Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$1,000	$16	Other non-current assets
Derivatives designated as cash flow hedges:
Forward interest rate swaps	1,500	44	Other non-current liabilities

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

Fair Value Hedges
The Company entered into a series of interest rate swaps, converting $750 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread and an interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread. All swap termination dates coincide with the notes maturity date, January 15, 2019. These swaps were designated as fair value hedges. On August 10, 2015, the Company terminated $500 million of the six-month LIBOR in arrears swaps and all of the one-month LIBOR in arrears swaps in connection with the repayment of the associated debt as described in Note 10, Short-Term Borrowings and Long-Term Debt.

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk were recognized as follows (in millions):

	Location in Consolidated Statements of Earnings	2015	2014	2013
Interest rate swaps	Interest expense, net	$(4)	$(15)	$63
Notes	Interest expense, net	6	15	(43)

The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in short-term and long-term debt on the Consolidated Balance Sheets (see Note 10, Short-Term Borrowings and Long-Term Debt). At August 31, 2015 and August 31, 2014, the cumulative fair value adjustments resulted in an increase in long-term debt of $1 million and $12 million, respectively. No material gains or losses were recorded from ineffectiveness during fiscal 2015, 2014 or 2013.

Cash Flow Hedges
In fiscal 2014, the Company entered into a series of forward starting interest rate swap transactions locking in the then current three-month LIBOR interest rate on $1.5 billion of the then anticipated issuance of debt, with expected maturity tenures of 10 and 30 years. The swap transactions were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on the then forecasted debt due to changes in the benchmark interest rates. In November 2014, in conjunction with the issuance of the $2.0 billion notes maturing in fiscal 2024 and the $1.5 billion notes maturing in fiscal 2044, the Company terminated these forward starting interest rate swaps, locking in the effective yields on the related debt. A cash payment of $45 million was made to settle the 10-year swap and a cash payment of $18 million was made to settle the 30-year swap in November 2014. The changes in fair value of the swaps until their termination were included in other comprehensive income, and any ineffectiveness was recorded directly to interest expense in the Consolidated Statements of Earnings. The cumulative changes included in other comprehensive income will be amortized into earnings in the same periods during which interest expense on the identified debt is recognized.

As a result of the Second Step Transaction, the Company assumed $9.0 billion of Alliance Boots existing debt, a portion of which was hedged using interest rate swaps and interest rate caps. In January 2015, the Company repaid substantially all of the assumed debt and simultaneously terminated swaps converting £1.0 billion of outstanding debt from floating to fixed rates with no material gain or loss recognized. In July 2015, £1.0 billion of floating to fixed rate swaps which were not designated as hedging instruments matured. Interest rate caps with notional principal amounts of £1.5 billion and €2.0 billion to protect the Company from rising interest rates on the corresponding amounts of assumed Alliance Boots existing debt were in place on completion of the Second Step Transaction. In January 2015, interest rate caps with an aggregate notional principal of €600 million were terminated with no material gain or loss recognized. The remaining caps matured in July 2015.

There were no material gains and losses due to the change in fair value of derivatives designated as cash flow hedges recognized in other comprehensive income in fiscal 2014 or 2013.

No portion of the derivatives designated as cash flow hedges was excluded from hedge assessment. No material gains or losses were recorded in earnings from ineffectiveness in fiscal 2015, 2014 or 2013.

Derivatives not Designated as Hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of interest rate and foreign currency risks. Income or expense due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

	Location in Consolidated Statements of Earnings	2015	2014	2013
Interest rate swaps	Interest expense, net	$1	$-	$-
Foreign currency forwards	Selling, general and administrative expense	78	-	-
Second Step Transaction foreign currency forwards	Other income (expense)	(166)	-	-
Foreign currency forwards	Other income (expense)	72	-	-

Warrants
As discussed in Note 2, Summary of Major Accounting Policies, the Company holds (a) a warrant to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017. The warrants issued to Alliance Boots were acquired by the Company as part of the Second Step Transaction.

The Company reports its warrants at fair value. The fair value and balance sheet presentation of warrants was as follows (in millions):

	Location in Consolidated Balance Sheets	August 31, 2015	August 31, 2014
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$2,140	$553

The gains and losses due to changes in fair value of the warrants recognized in earnings were as follows (in millions):

	Location in Consolidated Statements of Earnings	2015	2014	2013
Warrants	Other income (expense)	$759	$366	$111

Derivatives Credit Risk
Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of counterparty nonperformance, and the Company regularly monitors the credit worthiness of each counterparty.

Derivatives Offsetting
The Company does not offset the fair value amounts of derivative instruments subject to master netting agreements in the Consolidated Balance Sheets.

12. Fair Value Measurements
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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2015	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$184	$184	$-	$-
Money market funds (2)	2,043	2,043	-	-
Available-for-sale investments (3)	1,183	1,183	-	-
Interest rate swaps (4)	2	-	2	-
Foreign currency forwards (5)	34	-	34	-
Warrants (6)	2,140	-	2,140	-
Liabilities:
Foreign currency forwards (5)	9	-	9	-

	August 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds (2)	$1,879	$1,879	$-	$-
Available-for-sale investments (3)	887	887	-	-
Interest rate swaps (4)	16	-	16	-
Warrants (6)	553	-	553	-
Liabilities:
Forward interest rate swaps (7)	44	-	44	-

(1)	Restricted cash consists of deposits restricted under agency agreements and cash restricted by law and other obligations.
(2)	Money market funds are valued at the closing price reported by the fund sponsor.
(3)	Fair values of quoted investments are based on current bid prices as of the balance sheet dates. See Note 7, Available-for-Sale Investments for additional disclosures.
(4)
The fair value of interest rate swaps is calculated by discounting the estimated cash flows received and paid based on the applicable observable yield curves. See Note 11, Financial Instruments for additional disclosures.

(5)
The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.

(6)
Warrants were valued using a Monte Carlo simulation. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the expected dividend yield for AmerisourceBergen’s common stock; AmerisourceBergen’s common stock price at the valuation date; AmerisourceBergen’s equity volatility; the number of shares of AmerisourceBergen’s common stock outstanding; the number of AmerisourceBergen employee stock options and the exercise price; and the details specific to the warrants.

(7)	Forward interest rate swaps were valued using three-month LIBOR rates. See Note 11, Financial Instruments for additional disclosures.

There were no transfers between levels in fiscal 2015 or 2014.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the consolidated financial statements. Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as Level 1. See Note 10, Short-Term Borrowings and Long-Term Debt for further details. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

13. Commitments and Contingencies
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

On December 5 and 12, 2014, putative shareholders filed class actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors, Walgreen Co., and Walgreens Boots Alliance, Inc. arising out of the Company’s definitive proxy statement/prospectus filed with the SEC in connection with the special meeting of Walgreens shareholders on December 29, 2014. The actions assert claims that the definitive proxy statement/prospectus was false or misleading in various respects. On December 23, 2014, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Walgreens entered into a memorandum of understanding with the plaintiffs in both actions, pursuant to which Walgreens made certain supplemental disclosures. The proposed settlement is subject to, among other things, court approval. On July 8, 2015, the Court preliminarily approved the settlement and set the final approval hearing for November 6, 2015. On September 22, 2015, the Court adjourned the final approval hearing set for November 6, 2015, and reset the final approval hearing to November 20, 2015.

On December 29, 2014, a putative shareholder filed a derivative action in federal court in the Northern District of Illinois against certain current and former directors and officers of Walgreen Co., and Walgreen Co. as a nominal defendant, arising out of certain public statements the Company made regarding its former fiscal 2016 goals. The action asserts claims for breach of fiduciary duty, waste and unjust enrichment. On April 10, 2015, the defendants filed a motion to dismiss. On May 18, 2015, the case was stayed in light of the securities class action that was filed on April 10, 2015, which is described below.

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed an amended complaint on August 17, 2015, and defendants moved to dismiss the amended complaint on October 16, 2015.

14. Income Taxes
The components of Earnings Before Income Tax Provision were (in millions):

	2015	2014	2013
U.S.	$2,725	$3,386	$3,469
Non – U.S.	2,586	171	578
Total	$5,311	$3,557	$4,047

The provision for income taxes consists of the following (in millions):

	2015	2014	2013
Current provision
Federal	$846	$1,207	$1,122
State	121	109	134
Non – U.S.	128	35	15
	1,095	1,351	1,271
Deferred provision
Federal	(23)	183	228
State	(16)	(3)	(2)
Non – U.S.	-	(5)	2
	(39)	175	228
Income tax provision	$1,056	$1,526	$1,499

The difference between the statutory federal income tax rate and the effective tax rate is as follows:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	1.9	2.2
Loss on Alliance Boots call option(1)	-	8.5	-
Deferred tax asset recognition(1)	(4.1)	-	-
Gain on previously held equity interest	(5.8)	-	-
Foreign income taxed at non-U.S. rates	(6.2)	(3.1)	(0.3)
Non-taxable income	(2.6)	-	-
Non-deductible expenses	2.3	0.3	1.0
Other	-	0.3	(0.9)
Effective income tax rate	19.9%	42.9%	37.0%

(1)
Upon the amendment and immediate exercise of the call option to acquire the remaining 55% ownership of Alliance Boots, the Company was required to compare the fair value of the amended option with the book value of the original option with a gain or loss recognized for the difference. The fair value of the amended option resulted in a financial statement loss of $866 million. The loss on the Alliance Boots call option was, in part, a capital loss and available to be carried forward and offset future capital gains through fiscal 2020. The loss was also the primary contributor to the 2014 valuation allowance amount reported in the deferred income tax table below. In 2015, the deferred tax asset related to the loss was recognized, resulting in the 4.1% effective tax rate benefit reported in the table above as well as a reduction to the valuation allowance amount reported in the deferred income tax table below.

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	2015	2014
Deferred tax assets
Postretirement benefits	$130	$247
Compensation and benefits	224	166
Insurance	68	98
Accrued rent	167	166
Outside basis difference	73	-
Bad debts	67	65
Tax attributes	341	430
Stock compensation	119	131
Other	93	75
	1,282	1,378
Less: Valuation allowance	125	223
Total deferred tax assets	1,157	1,155
Deferred tax liabilities
Accelerated depreciation	1,234	1,244
Inventory	420	407
Intangible assets	1,822	64
Equity method investment	333	387
Deferred income	889	208
	4,698	2,310
Net deferred tax liabilities	$3,541	$1,155

At August 31, 2015, the Company has recorded deferred tax assets of $341 million, primarily reflecting the benefit of $399 million in U.S. federal, $478 million in state and $476 million in non-U.S. ordinary and capital losses. Of these deferred tax assets, $218 million will expire at various dates from 2016 through 2034. The residual deferred tax assets of $123 million have no expiry date.

The Company believes it is more likely than not that the benefit from certain deferred tax assets will not be realized. In recognition of this risk, the Company has recorded a valuation allowance of $125 million against those deferred tax assets as of August 31, 2015.

Income taxes paid were $1.3 billion, $1.2 billion and $1.2 billion for fiscal years 2015, 2014 and 2013, respectively.

ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction. As of August 31, 2015, unrecognized tax benefits of $224 million were reported as long-term liabilities on the Consolidated Balance Sheets while $73 million were reported as current tax liabilities. Both of these amounts include interest and penalties, when applicable.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2015	2014	2013
Balance at beginning of year	$193	$208	$197
Gross increases related to business combination	84	-	-
Gross increases related to tax positions in a prior period	45	55	18
Gross decreases related to tax positions in a prior period	(75)	(82)	(32)
Gross increases related to tax positions in the current period	63	46	30
Settlements with taxing authorities	(45)	(22)	(2)
Lapse of statute of limitations	(4)	(12)	(3)
Balance at end of year	$261	$193	$208

At August 31, 2015, 2014 and 2013, $227 million, $105 million and $116 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized. During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $73 million due to anticipated tax audit settlements and the expirations of statutes of limitations associated with tax positions related to multiple tax jurisdictions.

The Company recognizes interest and penalties in the income tax provision in its Consolidated Statements of Earnings. At August 31, 2015, and August 31, 2014, the Company had accrued interest and penalties of $36 million and $21 million, respectively. For the year ended August 31, 2015, the amount reported in income tax expense related to interest and penalties was $3 million.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various states and multiple foreign jurisdictions. It is generally no longer under audit examination for U.S. federal income tax purposes for any years prior to fiscal 2014. With few exceptions, it is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2007. In foreign tax jurisdictions, the Company is generally no longer subject to examination by the tax authorities in Luxembourg prior to 2010, in Germany prior to 2011, in France prior to 2009, and in Turkey prior to 2010. With respect to the United Kingdom, a number of specific issues remain open to examination by the tax authorities back to 2000.

The Company has received tax holidays from Swiss cantonal income taxes relative to certain of its Swiss operations. The income tax holidays are expected to extend through September 2022. The holidays had a beneficial impact of approximately $89 million during 2015. This benefit is primarily included as part of the foreign income taxed at non-U.S. rates line in the effective tax rate reconciliation table above.

At August 31, 2015, it is not practicable for the Company to determine the amount of the unrecognized deferred tax liability it has with respect to temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

15. Stock Compensation Plans
The Walgreens Boots Alliance, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) which became effective in fiscal 2013, provides for incentive compensation to the Company’s non-employee directors, officers and employees, and consolidates into a single plan several previously existing equity compensation plans. A total of 60.4 million shares became available for delivery under the Omnibus Plan.

In connection with the Reorganization, the Omnibus Plan was assumed by the Company and each Walgreens stock option, restricted stock unit award, performance share award, deferred stock unit award, and share of common stock converted automatically into an award with respect to the number of shares of common stock of the Company on a one-for-one basis. The Company’s awards continue to be subject to the same terms and conditions as those that were applicable to such award immediately prior to their conversion. The Company did not record any incremental compensation expense related to the conversion.

A summary of the equity awards authorized and available for future grants under the Omnibus Plan follows:

Available for future grants at August 31, 2014	48,352,242
Newly authorized options	-
Granted	(8,649,296)
Cancellation and forfeitures	5,059,061
Plan termination	1,409,063
Available for future grants at August 31, 2015	46,171,070

A summary of the Company’s stock options outstanding under the Omnibus Plan follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at August 31, 2014	31,916,824	$39.28	6.40	$674
Granted	4,119,972	64.19
Exercised	(10,007,975)	35.22
Expired/Forfeited	(3,754,248)	53.72
Outstanding at August 31, 2015	22,274,573	43.52	6.29	959
Vested or expected to vest at August 31, 2015	21,879,917	43.20	6.25	948
Exercisable at August 31, 2015	8,825,638	32.42	4.03	478

The fair value of each option grant was determined using the Black-Scholes option pricing model with the following weighted-average assumptions used in fiscal 2015, 2014 and 2013:

	2015	2014	2013
Risk-free interest rate(1)	1.97%	1.98%	1.15%
Average life of option (years)(2)	6.6	6.9	7.0
Volatility(3)	25.58%	26.27%	24.94%
Dividend yield(4)	1.79%	2.48%	2.44%
Weighted-average grant-date fair value	$14.62	$12.88	$6.75

(1)	Represents the U.S. Treasury security rates for the expected term of the option.
(2)	Represents the period of time that options granted are expected to be outstanding. The Company analyzed separate groups of employees with similar exercise behavior to determine the expected term.
(3)	Volatility was based on historical and implied volatility of the Company’s common stock.
(4)	Represents the Company’s forecasted cash dividend for the expected term.

The intrinsic value for options exercised in fiscal 2015, 2014 and 2013 was $423 million, $346 million and $159 million, respectively. The total fair value of options vested in fiscal 2015, 2014 and 2013 was $54 million, $58 million and $51 million, respectively.

Cash received from the exercise of options in fiscal 2015 was $352 million compared to $490 million in the prior year. The related tax benefit realized was $159 million in fiscal 2015 compared to $130 million in the prior year.

The Walgreens Boots Alliance, Inc. Employees Stock Purchase Plan permits eligible employees to purchase common stock at 90% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under this plan is 94 million. At August 31, 2015, 14 million shares were available for future purchase.

Restricted performance shares issued under the Omnibus Plan offer performance-based incentive awards and equity-based awards to key employees. Restricted stock units are also equity-based awards with performance requirements that are granted to key employees. The restricted performance shares and restricted stock unit awards are both subject to restrictions as to continuous employment except in the case of death, normal retirement or total and permanent disability. In accordance with ASC Topic 718, Compensation – Stock Compensation, compensation expense is recognized based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier.

A summary of information relative to the Company’s restricted stock units follows:

Outstanding Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at August 31, 2014	3,280,067	$45.40
Granted	1,157,312	66.26
Dividends	64,796	-
Forfeited	(636,244)	52.68
Vested	(531,479)	52.29
Outstanding at August 31, 2015	3,334,452	$50.85

Unless otherwise noted, the fair value of each performance share granted assumes that performance goals will be achieved at 100 percent. If such goals are not met, no compensation expense is recognized and any recognized compensation expense is reversed. A summary of information relative to the Company's performance shares follows:

Outstanding Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at August 31, 2014	2,063,132	$44.85
Granted	483,174	65.31
Performance adjustment(1)	(615,445)	35.30
Forfeited	(444,961)	55.00
Vested	(40,120)	44.00
Outstanding at August 31, 2015	1,445,780	$50.78

(1)	Represents the adjustment to previously granted shares based on performance criteria.

The Company also issues shares to nonemployee directors. Each director receives an equity grant of shares every year on November 1. In fiscal 2013, the number of shares granted to each director was determined by dividing $170,000 by the price of a share of common stock on November 1, 2012. In fiscal 2014 and 2015, the number of shares granted to each director was determined by dividing $175,000 by the price of a share of common stock on November 1, 2013 and November 1, 2014, respectively. Each nonemployee director may elect to receive this annual share grant in the form of shares or deferred stock units. In fiscal 2015, there were 2,725 shares granted to nonemployee directors compared to 2,892 shares and 4,789 shares in fiscal 2014 and 2013, respectively. New directors in any fiscal year earned a prorated amount. Payment of the annual retainer is paid in the form of cash, which may be deferred.

A summary of total stock-based compensation expense follows (in millions):

	2015	2014	2013
Stock options	$24	$52	$51
Restricted stock units	68	48	33
Performance shares	11	8	15
Other	6	6	5
	$109	$114	$104

16. Retirement Benefits
The Company sponsors several retirement plans, including defined benefit plans, defined contribution plans and a postretirement health plan. Pursuant to the Second Step Transaction, the Company assumed a number of retirement benefit plans in the United Kingdom and other countries. The Company valued the assumed pension assets and liabilities on the acquisition date and uses an August 31 annual measurement date for its pension and post-retirement plans.

Defined Benefit Pension Plans (non-U.S. plans)
The principal defined benefit pension plan is the Boots Pension Plan covering certain employees in the United Kingdom (the “Boots Plan”). The Boots Plan is a funded final salary defined benefit plan providing pensions and death benefits to members. The Boots Plan was closed to future accrual effective July 1, 2010 with pensions calculated based on salaries up until that date. The Boots Plan is governed by a trustee board, which is independent of the Company. The plan is subject to a full funding actuarial valuation on a triennial basis. The Company also has two smaller defined benefit plans in the United Kingdom, both of which were closed to future accruals effective July 1, 2010. Other defined benefit pension plans include smaller plans in Germany and France.

The obligation related to the Company’s pension plans was acquired as a result of the Second Step Transaction. The pension costs presented for 2015 represent the costs for the period from December 31, 2014 through August 31, 2015. Prior to December 31, 2014, Alliance Boots was accounted for as an equity method investee and as such, pension costs were included for fiscal 2013, 2014 and fiscal 2015 prior to the date of the Second Step Transaction within Equity earnings in Alliance Boots.

Defined benefit pension plan assets were invested in the following classes of securities as of August 31, 2015:

Percentage of Fair Market Value
Equity securities	9.5%
Debt securities	81.5%
Real estate	5.6%
Other	3.4%

The investment strategy of the principal defined benefit pension plan is to hold approximately 85% of its assets in a diverse portfolio of high quality bonds with the remainder invested in equity and real estate assets backing longer term liabilities. Interest rate and inflation rate swaps are also employed to complement the role of fixed and index-linked bond holdings in liability risk management.

The following table presents defined benefit pension plan assets using the fair value hierarchy as of August 31, 2015 (in millions).

	August 31, 2015	Level 1	Level 2	Level 3
Equity securities:
Equity securities (1)	$852	$-	$852	$-

Debt securities:
Fixed interest government bonds (2)	267	-	267	-
Index linked government bonds (2)	1,006	-	1,006	-
Corporate bonds (3)	5,535	-	5,535	-
Other bonds (4)	472	-	472	-

Real estate:
Real estate (5)	502	-	-	502

Other:
Other investments (6)	302	25	275	2

Total	$8,936	$25	$8,407	$504

(1)
Equity securities, which mainly comprise investments in comingled funds, are valued based on quoted prices and are primarily exchange-traded. Securities for which official close or last trade pricing on an active exchange is available are classified as Level 1 investments. If closing prices are not available, securities are valued at the last quoted bid price and typically are categorized as Level 2 investments.

(2)
Debt securities: government bonds comprise fixed interest and index linked bonds issued by central governments, and are valued based on quotes received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as dealer-supplied prices. Debt securities: government bonds are categorized as Level 2 investments.

(3)
Debt securities: corporate bonds comprise bonds issued by corporations and are valued using recently executed transactions, or quoted market prices for similar assets and liabilities in active markets, or for identical assets and liabilities in markets that are not active. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices. Debt securities: corporate bonds are categorized as Level 2 investments.

(4)
Debt securities: other bonds comprise agency and mortgage-backed securities.  These are valued using recently executed transactions and quoted market prices for similar assets and liabilities in active markets, or for identical assets and liabilities in markets that are not active. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices. Debt securities: other bonds are categorized as Level 2 investments.

(5)
Real estate comprises investments in certain property funds which themselves are valued based on the value of the underlying properties. These properties are valued using a number of standard industry techniques such as cost, discounted cash flows, independent appraisals and market based comparable data. Real estate investments are categorized as Level 3 investments.

(6)
Other investments mainly comprise cash and cash equivalents and derivatives. Cash is categorized as a Level 1 investment. Cash equivalents are valued using observable yield curves, discounting and interest rates and are categorized as Level 2 investments. Derivatives which are exchange-traded and for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market, or exchange on which they are traded, and are categorized as Level 1 investments. Over-the-counter derivatives typically are valued by independent pricing services and are categorized as Level 2 investments.

Components of net periodic pension costs for the defined benefit pension plans (in millions):

Boots and Other Pension Plans
2015
Service costs	$3
Interest costs	214
Expected returns on plan assets	(173)
Settlements	(2)
Total net periodic pension costs	$42

Change in benefit obligations for the defined benefit pension plans from the date of the Second Step Transaction (in millions):

2015
Benefit obligation at December 31	$8,827
Service costs	3
Interest costs	214
Amendments	(2)
Net actuarial (gain)	(103)
Benefits paid	(186)
Currency translation adjustments	(118)
Benefit obligation at August 31	$8,635

Change in plan assets for the defined benefit pension plans from the date of the Second Step Transaction (in millions):

2015
Plan assets at fair value at December 31	$8,987
Employer contributions	152
Benefits paid	(186)
Return on assets	91
Currency translation adjustments	(108)
Plan assets at fair value at August 31	$8,936

Amounts recognized in the Consolidated Balance Sheets (in millions):

2015
Non-current assets	$468
Current liabilities	1
Non-current liabilities	166
Net asset recognized at August 31	$301

Pre-tax amounts recognized in accumulated other comprehensive (income) loss (in millions):

2015
Prior service credit	$-
Net actuarial gain	21

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at August 31, 2015 were as follows (in millions):

2015
Projected benefit obligation	$8,635
Accumulated benefit obligation	8,624
Fair value of plan assets	8,936

Estimated future benefit payments from defined benefit pension plans to participants are as follows (in millions):

Estimated Future Benefit Payments
2016	$288
2017	284
2018	293
2019	303
2020	311
2021-2025	1,707

The assumptions used in accounting for the defined benefit pension plans were as follows:

2015
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.87%
Rate of compensation increase	2.55%

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.77%
Expected long-term return on plan assets	2.99%
Rate of compensation increase	2.66%

The Company made cash contributions to its defined benefit pension plans of $148 million from the date of the Second Step Transaction to August 31, 2015 which primarily related to committed deficit funding payments triggered by the Second Step Transaction. Based on current actuarial estimates, the Company plans to make contributions of $75 million to its defined benefit pension plans in fiscal 2016 and expects to make contributions beyond 2016, which will vary based upon many factors, including the performance of the Company’s pension investments.

Defined Contribution Plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution, which has historically related to adjusted FIFO earnings before interest and taxes and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors. The profit-sharing provision was an expense of $158 million, $355 and $342 million in fiscal 2015, 2014 and 2013, respectively. The Company’s contributions were $249 million, $328 million and $262 million in fiscal 2015, 2014 and 2013, respectively.

Following the Second Step Transaction, the Company also assumed certain contract based defined contribution arrangements. The principal one is the Alliance Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost related to these arrangements recognized in the Consolidated Statements of Earnings from the date of the Second Step Transaction through August 31, 2015 was $93 million.

Postretirement Healthcare Plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. The Company’s postretirement health benefit plan is not funded.

Components of net periodic benefit costs (in millions):

	2015	2014	2013
Service cost	$11	$8	$9
Interest cost	17	17	14
Amortization of actuarial loss	19	11	12
Amortization of prior service cost	(24)	(23)	(22)
Total postretirement benefit cost	$23	$13	$13

Change in benefit obligation (in millions):

	2015	2014
Benefit obligation at September 1	$427	$350
Service cost	11	8
Interest cost	17	17
Amendments	(27)	(23)
Actuarial loss (gain)	17	88
Benefits paid	(21)	(19)
Participants’ contributions	7	6
Benefit obligation at August 31	$431	$427

Change in plan assets (in millions):

	2015	2014
Plan assets at fair value at September 1	$-	$-
Participants’ contributions	7	6
Employer contributions	14	13
Benefits paid	(21)	(19)
Plan assets at fair value at August 31	$-	$-

Funded status (in millions):

	2015	2014
Funded status at August 31	$(431)	$(427)

Amounts recognized in the Consolidated Balance Sheets (in millions):

	2015	2014
Current liabilities (present value of expected net benefit payments)	$(12)	$(11)
Non-current liabilities	(419)	(416)
Net liability recognized at August 31	$(431)	$(427)

Amounts recognized in accumulated other comprehensive (income) loss (in millions):

	2015	2014
Prior service credit	$(231)	$(228)
Net actuarial loss	223	225

Amounts expected to be recognized as components of net periodic costs for fiscal year 2016 (in millions):

2016
Prior service credit	$(27)
Net actuarial loss	19

The discount rate assumption used to compute the postretirement benefit obligation at year-end was 4.78% for 2015, and 4.40% for 2014. The discount rate assumption used to determine net periodic benefit cost was 4.40%, 5.05% and 4.15% for fiscal years ending 2015, 2014 and 2013, respectively.

The consumer price index assumption used to compute the postretirement benefit obligation was 2.00% for 2015 and 2014.

Future benefit costs were estimated assuming medical costs would increase at a 7.15% annual rate, gradually decreasing to 5.25% over the next nine years and then remaining at a 5.25% annual growth rate thereafter. A one percentage point change in the assumed medical cost trend rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on service and interest cost	$(1)	$1
Effect on postretirement obligation	17	(13)

Estimated future federal subsidies are immaterial for all periods presented. Future benefit payments are as follows (in millions):

Estimated Future Benefit Payments
2016	$10
2017	11
2018	12
2019	13
2020	14
2021-2025	98

The expected benefit to be paid net of the estimated federal subsidy during fiscal year 2016 is $10 million.

17. Capital Stock
In connection with the Company’s capital policy, the Board of Directors has authorized share repurchase programs. In August 2014, the Company’s Board of Directors authorized the 2014 stock repurchase program which authorizes the repurchase of up to $3.0 billion of the Company’s common stock prior to its expiration on August 31, 2016. The Company purchased 8.2 million shares under the 2014 stock repurchase program in fiscal 2015 at a cost of $726 million.

The Company determines the timing and amount of repurchases based on its assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, the economic environment and other factors.  The timing and amount of these purchases may change at any time and from time to time. The Company has repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable a company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws.

In addition, the Company continued to repurchase shares to support the needs of the employee stock plans. Shares totaling $500 million were purchased to support the needs of the employee stock plans during fiscal 2015 as compared to $705 million in fiscal 2014. At August 31, 2015, 46.2 million shares of common stock were reserved for future issuances under the Company’s various employee benefit plans.

18. Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for fiscal 2015, 2014 and 2013 (in millions):

	Post- retirement Liability	Unrecognized Gains on Available-for- Sale Investments	Unrealized Loss on Cash Flow Hedges	Share of Alliance Boots OCI	Currency Translation Adjustments	Total
Balance at August 31, 2012	$68	$-	$-	$-	$-	$68
Other comprehensive income (loss) before reclassification adjustments	(9)	1	-	(146)	(93)	(247)
Tax benefit (provision)	4	-	-	51	32	87
Net other comprehensive income (loss)	(5)	1		(95)	(61)	(160)
Balance at August 31, 2013	63	1	-	(95)	(61)	(92)
Other comprehensive income (loss) before reclassification adjustments	(77)	170	(43)	(27)	330	353
Tax benefit (provision)	29	(64)	16	9	(115)	(125)
Net other comprehensive income (loss)	(48)	106	(27)	(18)	215	228
Balance at August 31, 2014	15	107	(27)	(113)	154	136
Other comprehensive income (loss) before reclassification adjustments	23	247	(14)	(57)	(779)	(580)
Amounts reclassified from accumulated OCI	-	-	(5)	230	80	305
Tax benefit (provision)	(9)	(95)	6	(60)	83	(75)
Net other comprehensive income (loss)	14	152	(13)	113	(616)	(350)
Balance at August 31, 2015	$29	$259	$(40)	$-	$(462)	$(214)

19. Segment Reporting
Prior to December 31, 2014, the Company’s operations were within one reportable segment. As a result of the closing of the Second Step Transaction on December 31, 2014, (see Note 1, Organization, and Note 2, Summary of Major Accounting Policies), the Company has realigned its operations into three reportable segments: Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s operating segments, which have been aggregated as described below. The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources, therefore the total asset disclosure by segment has not been included.

•	The Retail Pharmacy USA segment consists of the legacy Walgreens business, which includes the operation of retail drugstores and convenient care clinics, in addition to providing specialty pharmacy services. Revenues for the segment are principally derived from the sale of prescription drugs and a wide assortment of general merchandise, including non-prescription drugs, beauty products, photo finishing, seasonal merchandise, greeting cards and convenience foods.

•	The Retail Pharmacy International segment consists primarily of the legacy Alliance Boots pharmacy-led health and beauty stores, optical practices, and related contract manufacturing operations. Stores are located in the United Kingdom, Mexico, Chile, Thailand, Norway, the Republic of Ireland, The Netherlands and Lithuania. Revenues for the segment are principally derived from the sale of prescription drugs and retail health, beauty, toiletries and other consumer products.

•	The Pharmaceutical Wholesale segment consists of the legacy Alliance Boots pharmaceutical wholesaling and distribution businesses. Wholesale operations are located in France, United Kingdom, Germany, Turkey, Spain, Russia, The Netherlands, Egypt, Norway, Romania, Czech Republic and Lithuania. Revenues for the segment are principally derived from wholesaling and distribution of a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, health and beauty products, home healthcare supplies and equipment, and related services to pharmacies and other healthcare providers.

The accounting policies of the segments are in accordance with Note 2, Summary of Major Accounting Policies.

The results of operations for each reportable segment include synergy benefits, including WBAD operations and an allocation of corporate-related overhead costs. The “Eliminations and Unallocated Items” column contains items not allocable to the reportable segments, as the information is not utilized by the chief operating decision maker to assess segment performance and allocate resources.

The segment information for fiscal 2015 reflects the operating results of the Company’s new business segments. The Company began recording revenue and expense transactions using the new segments effective January 1, 2015. Beginning January 1, 2015, synergy benefits including WBAD operations have been allocated to the Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale segments on a source of procurement benefit basis. Under this method, the synergy benefits are allocated to the segment whose purchase gave rise to the benefit. A synergy arising on the purchase of an item for use in the Retail Pharmacy USA segment is recognized in the Retail Pharmacy USA segment and similarly for the Retail Pharmacy International and Pharmaceutical Wholesale segments. Procurement service income related to third parties is recognized in the Pharmaceutical Wholesale segment. Corporate costs have been allocated to segments based on their respective gross profit.

The Company has determined that it is impracticable to restate segment information for fiscal 2014 and 2013, as well as to provide disclosures under both the old basis and new basis of reporting for certain items. Specifically, WBAD operations historically have been recorded in the Retail Pharmacy USA segment and not restated as it is impracticable to separate the information to the individual reportable segments. Equity earnings from Alliance Boots prior to the completion of the Second Step Transaction have been recorded within the Retail Pharmacy USA segment. The equity earnings of the 45% interest in Alliance Boots have not been separated into the Retail Pharmacy International and Pharmaceutical Wholesale segments for the prior periods as it is impracticable. Additionally, comparative information has not been restated to reflect the 45% equity interest in Alliance Boots.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
For the Year Ended August 31, 2015
Sales to external customers	$80,974	$8,657	$13,813	$-	$103,444
Intersegment sales	-	124	1,514	(1,638)	-
Total Sales	$80,974	$8,781	$15,327	$(1,638)	$103,444

Adjusted Operating Income	$5,098	$616	$450	$(7)	$6,157

Depreciation and amortization	$1,217	$393	$120	$12	$1,742
Additions to property, plant and equipment	951	249	51	-	1,251

For the Year Ended August 31, 2014
Sales to external customers	$76,392	$-	$-	$-	$76,392
Intersegment sales	-	-	-	-	-
Total Sales	76,392	-	-	-	76,392

Adjusted Operating Income	$4,866	$-	$-	$-	$4,866

Depreciation and amortization	$1,316	$-	$-	$-	$1,316
Additions to property, plant and equipment	1,106	-	-	-	1,106

For the Year Ended August 31, 2013
Sales to external customers	$72,217	$-	$-	$-	$72,217
Intersegment sales	-	-	-	-	-
Total Sales	72,217	-	-	-	72,217

Adjusted Operating Income	$4,828	$-	$-	$-	$4,828

Depreciation and amortization	$1,283	$-	$-	$-	$1,283
Additions to property, plant and equipment	1,212	-	-	-	1,212

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
For the Year Ended August 31, 2015
Adjusted Operating Income	$5,098	$616	$450	$(7)	$6,157
Cost transformation					(542)
Acquisition-related amortization					(515)
LIFO provision					(285)
Asset impairment					(110)
Acquisition-related costs					(87)
Store closures and other optimization costs					(56)
Loss on sale of business					(17)
Increase in fair market value of warrants					123
Operating Income					$4,668

For the Year Ended August 31, 2014
Adjusted Operating Income	$4,866	$-	$-	$-	$4,866
Acquisition-related amortization					(364)
LIFO provision					(132)
Store closure and other optimization costs					(271)
Acquisition-related costs					(82)
Increase in fair market value of warrants					168
Gain on sale of business					9
Operating Income					$4,194

For the Year Ended August 31, 2013
Adjusted Operating Income	$4,828	$-	$-	$-	$4,828
Acquisition-related amortization					(394)
LIFO provision					(239)
Acquisition-related costs					(96)
Hurricane Sandy costs					(39)
DEA settlement costs					(28)
Distributor transition costs					(13)
Gain on sale of business					20
Increase in fair market value of warrants					53
Operating Income					$4,092

No single customer accounted for more than 10% of the Company’s consolidated net sales for any of the periods presented. One payer, OptumRx, accounted for approximately 12.3% of the Retail Pharmacy USA division’s sales in fiscal 2015. One customer in the Retail Pharmacy International division, NHS England, accounted for approximately 20.0% of the division’s sales in fiscal 2015.

Geographic data for net sales is as follows (in millions):

	2015	2014	2013
United States	$80,974	$76,392	$72,217
United Kingdom	9,235	-	-
Europe (excluding the United Kingdom)	11,402	-	-
Other	1,833	-	-
Net sales	$103,444	$76,392	$72,217

Geographic data for long-lived assets, defined as property, plant and equipment is as follows (in millions):

	2015	2014
United States	$11,327	$12,257
United Kingdom	2,835	-
Europe (excluding the United Kingdom)	725	-
Other	181	-
Total long-lived assets	$15,068	$12,257

20. Supplementary Financial Information
As a result of the Second Step Transaction, the Company had the following non-cash transactions in fiscal 2015: $9.0 billion for debt assumed; $11.0 billion for the Company’s common stock issued; $2.6 billion of consideration attributable to WBAD; $8.1 billion related to the fair value of the Company’s 45% investment in Alliance Boots; $26.6 billion in fair value of assets acquired; and $20.0 billion in fair value of liabilities and non-controlling interests assumed. Significant non-cash transactions in fiscal 2014 include $322 million for additional capital lease obligations. Significant non-cash transactions in fiscal 2013 include $77 million related to the initial valuation of the AmerisourceBergen warrants.

Included in the Consolidated Balance Sheets captions are the following assets and liabilities (in millions):

	2015	2014
Accounts receivable
Accounts receivable	$7,021	$3,391
Allowance for doubtful accounts	(172)	(173)
	$6,849	$3,218
Other non-current assets
Warrants	$2,140	$553
Other equity method investments	1,242	74
Investment in AmerisourceBergen	1,147	887
Other	805	362
	$5,334	$1,876
Accrued expenses and other liabilities
Accrued salaries and wages	$1,357	$1,123
Other	3,868	2,578
	$5,225	$3,701

Summary of Quarterly Results (Unaudited)
     (In millions, except per share amounts)

	Quarter Ended
	November	February	May	August	Fiscal Year
Fiscal 2015
Net Sales	$19,554	$26,573	$28,795	$28,522	$103,444
Gross Profit	5,296	6,882	7,481	7,265	26,924
Net Earnings attributable to Walgreens Boots Alliance, Inc.	850	2,042	1,302	26	4,220

Net earnings per common share attributable to Walgreens Boots Alliance, Inc. -
Basic	$0.90	$1.96	$1.19	$0.02	$4.05
Diluted	0.89	1.93	1.18	0.02	4.00

Cash Dividends Declared Per Common Share	$0.3375	$0.3375	$0.3375	$0.3600	$1.3725
Fiscal 2014
Net Sales	$18,329	$19,605	$19,401	$19,057	$76,392
Gross Profit	5,152	5,650	5,440	5,327	21,569
Net Earnings attributable to Walgreens Boots Alliance, Inc.	723	716	714	(221)	1,932

Net earnings per common share attributable to Walgreens Boots Alliance, Inc. -
Basic	$0.76	$0.75	$0.75	$(0.23)	$2.03
Diluted	0.75	0.74	0.74	(0.23)	2.00

Cash Dividends Declared Per Common Share	$0.3150	$0.3150	$0.3150	$0.3375	$1.2825

Common Stock Prices (Unaudited)

The following table sets forth the sales price ranges of the Company’s common stock by quarter during the fiscal years ended August 31, 2015 and August 31, 2014 as reported by the Consolidated Transaction Reporting System.

		Quarter Ended
		November	February	May	August	Fiscal Year
Fiscal 2015	High	$69.37	$83.77	$93.42	$97.30	$97.30
	Low	58.39	66.46	81.01	76.01	58.39
Fiscal 2014	High	$60.93	$69.84	$71.97	$76.39	$76.39
	Low	48.18	54.86	62.80	57.75	48.18

21. Subsequent Event
On October 27, 2015, the Company entered into an Agreement and Plan of Merger with Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Agreement”), pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,561 stores in 31 states and the District of Columbia as of August 29, 2015. On the terms and subject to the conditions set forth in the Merger Agreement, Rite Aid will become a wholly-owned subsidiary of the Company and Rite Aid stockholders will be entitled to receive $9.00 in cash for each outstanding share of Rite Aid common stock, for a total enterprise value of approximately $17.2 billion, including acquired net debt. The transaction is expected to close in the second half of calendar 2016, subject to Rite Aid stockholder approval, regulatory approvals and other customary closing conditions.

We intend to finance the acquisition through a combination of cash on hand and debt financing. Concurrently with the signing of the Merger Agreement, the Company entered into a bridge facility commitment letter (the “Commitment Letter”), dated October 27, 2015, with UBS Securities LLC and UBS AG, Stamford Branch for a $12.8 billion senior unsecured bridge facility (the “Facility”). The Facility, if funded, will mature 364 days after the initial borrowings; provided that the Company can extend up to $3.0 billion of the Facility for an additional 90 day period if desired. The interest rate applicable to borrowings under the Facility will be LIBOR or the applicable base rate plus a margin. The financing commitments of the lenders are subject to certain customary conditions set forth in the Commitment Letter. We expect to obtain permanent financing for the transaction prior to the closing date, which would replace the Facility.

Management’s Report on Internal Control

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2015. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting, as stated in its report which is included herein.

As described in Note 8, Acquisitions to the consolidated financial statements, we acquired a controlling interest in Alliance Boots GmbH and its subsidiaries (Alliance Boots) upon the closing of the Second Step Transaction on December 31, 2014. The scope of management’s evaluation of the effectiveness of internal control over financial reporting did not include the internal controls of Alliance Boots. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation. Alliance Boots represented approximately 49.2% of the Company’s total assets as of August 31, 2015 and 21.7% of the Company’s net sales for the year ended August 31, 2015.

/s/	Stefano Pessina	/s/	George R. Fairweather
	Stefano Pessina		George R. Fairweather
	Executive Vice Chairman and Chief Executive Officer		Executive Vice President and Global Chief Financial Officer

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Shareholders of Walgreens Boots Alliance, Inc.:

We have audited the accompanying consolidated balance sheets of Walgreens Boots Alliance, Inc. (successor to Walgreen Co.) and subsidiaries (the “Company”) as of August 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. For the years ended August 31, 2014 and 2013, we did not audit the consolidated financial statements of Alliance Boots GmbH (“Alliance Boots”), the Company’s investment in which was accounted for by use of the equity method (see note 6 to the consolidated financial statements). The accompanying 2014 and 2013 consolidated financial statements of the Company include its equity investment in Alliance Boots of $7,336 million as of August 31, 2014, and its equity earnings in Alliance Boots of $617 million and $496 million for the years ended August 31, 2014 and 2013, respectively. The consolidated financial statements of Alliance Boots as of May 31, 2014 and for the year ended May 31, 2014 and for the ten months ended May 31, 2013, prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company’s equity investment and equity earnings in Alliance Boots, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, is based on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect the Company’s equity investment and equity earnings in Alliance Boots in accordance with accounting principles generally accepted in the United States of America and auditing procedures to take into consideration the differences in reporting periods between Alliance Boots and the Company.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Walgreens Boots Alliance, Inc. and subsidiaries as of August 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company has elected to change its method of accounting for its equity investment and equity earnings in Alliance Boots to eliminate the three month reporting lag as of August 31, 2014 and for the years ended August 31, 2014 and 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 28, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 28, 2015

To the Board of Directors and Shareholders of Walgreens Boots Alliance, Inc.:

We have audited the internal control over financial reporting of Walgreens Boots Alliance, Inc. (successor to Walgreen Co.) and subsidiaries (the “Company”) as of August 31, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control, management excluded from its assessment the internal control over financial reporting at Alliance Boots GmbH and its subsidiaries (Alliance Boots), in which the Company acquired a controlling interest on December 31, 2014, at which time Alliance Boots became wholly-owned. Alliance Boots represented approximately 49.2% and 21.7% of the Company’s total assets and net sales, respectively, as of and for the year ended August 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Alliance Boots. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2015 of the Company and our report dated October 28, 2015 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph on a change in accounting method for equity investment and equity earnings in Alliance Boots GmbH to eliminate the three month reporting lag used prior to December 31, 2014.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 28, 2015

To the Board of Alliance Boots GmbH:

We have audited the non-statutory consolidated financial statements of Alliance Boots GmbH and its subsidiaries (the “Group”, not presented separately herein), which comprise the Group statements of financial position as at 31 May 2014 and 2013, and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for the year ended 31 May 2014 and ten months ended 31 May 2013.  These non-statutory consolidated financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these non-statutory consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the non-statutory consolidated financial statements are free from material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the non-statutory consolidated financial statements.  An audit also includes assessing the accounting principles used and the significant accounting estimates made by management, as well as evaluating the overall presentation of the non-statutory consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the non-statutory consolidated financial statements present fairly, in all material respects, the financial position of the Group as at 31 May 2014 and 2013, and the results of its operations and its cash flows for the year ended 31 May 2014 and ten months ended 31 May 2013 in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board, including the requirements of IAS 34, Interim Financial Reporting.

/s/ KPMG LLP

London
United Kingdom
16 July 2014

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Upon completion of the Second Step Transaction on December 31, 2014, Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method. As this occurred during fiscal 2015, the scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Alliance Boots. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, related to their assessment of the effectiveness of internal control over financial reporting are included in Part II, Item 8 of this Form 10-K and are incorporated in this Item 9A by reference.

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, except as noted below, no changes during the quarter ended August 31, 2015 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the closing of the Second Step Transaction, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, the Company will continue to review the internal controls and processes of Alliance Boots and may take further steps to integrate such controls and processes with those of the Company.

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

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10, with the exception of the information relating to the executive officers of the Company, which is presented in Part I above under the heading “Executive Officers of the Registrant,” is incorporated herein by reference to the following sections of the Company’s Proxy Statement relating to its next Annual Meeting of Stockholders (the “Proxy Statement”):  Proposal 1, Election of Directors; The Board of Directors, Board Committees and Corporate Governance; and Section 16(a) Beneficial Ownership Reporting Compliance.

The Company has adopted a Code of Conduct and Business Ethics applicable to all employees, officers and directors that incorporates policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Company has also adopted a Code of Ethics for CEO and Financial Executives. This Code applies to and has been signed by the Chief Executive Officer, the Chief Financial Officer and the Controller. The Company intends to promptly disclose on its website in accordance with applicable rules required disclosure of changes to or waivers, if any, of the Code of Ethics for CEO and Financial Executives or the Code of Conduct and Business Ethics for directors and executive officers.

Charters of all committees of the Company’s Board of Directors, as well as the Company’s Corporate Governance Guidelines and Code of Ethics for CEO and Financial Executives and Code of Conduct and Business Ethics, are available on the Company’s website at investor.walgreensbootsalliance.com or, upon written request and free of charge, in printed hardcopy form. Written requests should be sent to Walgreens Boots Alliance, Inc., Attention: Investor Relations, Mail Stop #1833, 108 Wilmot Road, Deerfield, Illinois 60015.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the following sections of the Company’s Proxy Statement: Director Compensation; and Executive Compensation.

The material incorporated herein by reference to the material under the caption “Compensation Committee Report” in the Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the following sections of the Company’s Proxy Statement: Security Ownership of Certain Beneficial Owners and Management; and Equity Compensation Plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the following sections of the Company’s Proxy Statement: Certain Relationships and Related Transactions; and The Board of Directors, Board Committees and Corporate Governance.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the following sections of the Company’s Proxy Statement: Independent Registered Public Accounting Firm Fees and Services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial statements. The following financial statements, supplementary data, and reports of independent public accountants appear in Part II, Item 8 of this Form 10-K and are incorporated herein by reference.

Consolidated Balance Sheets at August 31, 2015 and 2014
Consolidated Statements of Equity, Earnings, Comprehensive Income and Cash Flows for the years ended August 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Management’s Report on Internal Control
Reports of Independent Registered Public Accounting Firms

(2)	Financial statement schedules and supplementary information

Schedules I, II, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

Other Financial Statements –

Alliance Boots GmbH

On August 2, 2012, we completed a 45% equity investment in Alliance Boots GmbH that we accounted for using the equity method of accounting. Upon completion of the Second Step Transaction on December 31, 2014, Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method. For the period accounted for as an equity method investment, SEC Rule 3-09 of Regulation S-X requires that we include or incorporate by reference certain Alliance Boots GmbH financial statements in this Form 10-K if our investment was considered to be significant in the context of Rule 3-09. Alliance Boots GmbH audited consolidated financial statements and accompanying notes (prepared in accordance with IFRS and audited in accordance with U.S. GAAS), including the statements of financial position at March 31, 2014 and 2013 of Alliance Boots and its subsidiaries (the Group) and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for each of the years in the three-year period ended March 31, 2014 are filed as Exhibit 99.1 hereto and incorporated herein by reference. Alliance Boots GmbH consolidated financial statements and accompanying notes (prepared in accordance with IFRS) including the Group statements of financial position at December 31, 2014 and 2013, and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for each of the nine month periods then ended are filed as Exhibit 99.2 hereto and incorporated herein by reference.

(3)	Exhibits. Exhibits 10.1 through 10.82 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

The agreements included as exhibits to this report are included to provide information regarding their terms and not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other parties to the applicable agreement, and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)	Exhibits

Exhibit No.	Description	SEC Document Reference
2.1*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes.
Incorporated by reference to Annex B-1 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

2.2*
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

2.3	Reorganization Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.
Incorporated by reference to Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

2.4
Amendment No. 1, dated December 23, 2014, to the Reorganization Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.
Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 24, 2014.

2.5
Amendment No. 2, dated December 29, 2014, to the Reorganization Agreement and Plan of Merger, dated October 17, 2014, as amended December 23, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.

Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 (File No. 1-36759) filed with the SEC on December 30, 2014.

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 16, 2015.

4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-198443) filed with the SEC on September 16, 2014.

4.2	Form of Walgreen Co. 5.25% Note due 2019.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 13, 2009.

4.3	Form of Walgreen Co. 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.4	Form of Walgreen Co. 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.5	Form of Guarantee of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

4.6	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.7	Form of Floating Rate Notes due 2016.	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.8	Form of 1.750% Notes due 2017.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.9	Form of 2.700% Notes due 2019.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.10	Form of 3.300% Notes due 2021.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.11	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.12	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.13	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.14	Form of 2.875% Notes due 2020 (£).	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.15	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.16	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.17
Shareholders Agreement, dated as of August 2, 2012, among Walgreen Co., Stefano Pessina, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Kohlberg Kravis Roberts & Co. L.P. and certain other investors party thereto.
Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

4.18
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
Incorporated by reference to Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.1	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

10.2	Walgreens Boots Alliance, Inc. 2011 Cash-Based Incentive Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

10.3	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated effective July 8, 2015).	Filed herewith.

10.4	Form of Restricted Stock Unit Award agreement (effective January 2015).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 21, 2015.

10.5	Form of Performance Share Award agreement (effective October 2015).	Filed herewith.

10.6	Form of Stock Option Award agreement (effective October 2015).	Filed herewith.

10.7	Form of Restricted Stock Unit Agreement, as amended (Special Transition Awards).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on December 24, 2014.

10.8	Form of Restricted Stock Unit Agreement (Messrs. Skinner and Pessina).
Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.9	Form of Restricted Stock Unit Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.

10.10	Form of Performance Share Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.

10.11	Form of Stock Option Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.

10.12	Forms of Restricted Stock Unit Award agreement (effective October 2013).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.13	Form of Performance Share Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.14	Form of Stock Option Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.15	Form of Amendment to Stock Option Award agreements.	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (File No. 1-00604) filed with the SEC on October 20, 2014.

10.16	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Filed herewith.

10.17	Form of Stock Option Award agreement under UK Sub-plan (effective October 2015).	Filed herewith.

10.18	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.

10.19	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).

10.20	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.

10.21	Form of Restricted Stock Unit Award Agreement (August 15, 2011 grants).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.22	Form of Restricted Stock Unit Award Agreement (effective November 1, 2012).	Incorporated by reference to Exhibit 10.7 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (File No. 1-00604).

10.23	Form of Performance Share Contingent Award Agreement (effective September 1, 2011).	Incorporated by reference to Exhibit 10.8 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.24	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.

10.25	Form of Stock Option Agreement (Benefit Indicator 512—515) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.26	Form of Stock Option Agreement (Benefit Indicator 516 and above) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.12 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.27	Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604).

10.28	Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604).

10.29	Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 (File No. 1-00604).

10.30	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.31	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.32	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10(c) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.33	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.34	Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 (File No. 1-00604).

10.35	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.36	Amendment to the Walgreen Co. 1986, 1988, 1992 (Series 1), 1992 (Series 2), 1997 (Series 1), 1997 (Series 2), 2001 and 2002 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.37	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).

10.38	Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.

10.39	Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

10.40	Walgreens Boots Alliance, Inc. Executive Deferred Profit-Sharing Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

10.41	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.42	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).

10.43	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.44	Walgreen Select Senior Executive Retiree Medical Expense Plan.	Incorporated by reference to Exhibit 10(j) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-00604).

10.45	Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.46	Walgreen Co. 162(m) Deferred Compensation Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on October 17, 2011.

10.47	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

10.48	Rules of the Alliance Boots 2012 Long Term Incentive Plan, as amended.
Incorporated by reference to Exhibit 10.11 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.49	Form of Award Agreement for Alliance Boots 2012 Long Term Incentive Plan.
Incorporated by reference to Exhibit 10.12 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.50	Alliance Boots Senior Management Annual Incentive Plan 2014/2015 – Bonus Scheme Rules (Groups/Divisions).
Incorporated by reference to Exhibit 10.13 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.51	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.
Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.52	Employment Agreement between Alliance UniChem Plc and George Fairweather, dated March 28, 2002.
Incorporated by reference to Exhibit 10.14 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.53	Agreement between Alliance Boots plc and George Fairweather, dated July 31, 2006.
Incorporated by reference to Exhibit 10.15 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.54	Corporate Travel and Expense Support Letter Agreement between Walgreens Boots Alliance, Inc. and George Fairweather, dated October 28, 2015.	Filed herewith.

10.55	Employment Agreement between Alliance UniChem Services Limited and Marco Pagni, dated June 1, 2005.
Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.56	Letter Agreement with Marco Pagni, dated May 14, 2012.
Incorporated by reference to Exhibit 10.17 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.57	Corporate Travel and Expense Support Letter Agreement between Walgreens Boots Alliance, Inc. and Marco Pagni, dated October 28, 2015.	Filed herewith.

10.58	Service Agreement between Boots UK Limited and Alex Gourlay, dated January 29, 2009.
Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.59	Letter Agreement between Alliance Boots Management Services Limited and Alex Gourlay, dated June 28, 2010.
Incorporated by reference to Exhibit 10.19 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.60	Employment Agreement between Alliance UniChem Plc and Ornella Barra dated December 10, 2002.
Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.61	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra, dated July 31, 2006.
Incorporated by reference to Exhibit 10.21 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.62	Novation of Services Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.
Incorporated by reference to Exhibit 10.22 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.63	Service Agreement between Boots Management Services Limited and Simon Roberts, dated July 11, 2013.
Incorporated by reference to Exhibit 10.23 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.64	Services Agreement between Boots Management Services Limited and Ken Murphy, dated October 1, 2013.
Incorporated by reference to Exhibit 10.24 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.65	Summary of Retention Arrangement with Jan Stern Reed.
Incorporated by reference to Exhibit 10.25 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.66	drugstore.com, inc., 1998 Stock Plan, as amended.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.67	drugstore.com, inc., 2008 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 99.2 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.68	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy	Filed herewith.

10.69	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.70	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.	Incorporated by reference to Exhibit 10.53 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.71	Assignment Agreement dated November 15, 2012 between Walgreen Co. and Jeffrey Berkowitz.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 1-00604).

10.72	Transition and Separation Agreement dated August 4, 2014 between Walgreen Co. and Wade D. Miquelon	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 4, 2014.

10.73	Retirement Agreement and Release dated August 5, 2014 between Walgreen Co. and Kermit Crawford.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.

10.74	Consulting Services Agreement entered as of August 5, 2014 between Walgreen Co. and Kermit Crawford.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.

10.75	Retirement Agreement and Release between Walgreens Boots Alliance, Inc., Walgreen Co. and Gregory D. Wasson.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 14, 2015.

10.76	Offer letter agreement dated July 30, 2014 between Timothy R. McLevish and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 4, 2014

10.77	Consulting Services Agreement between Walgreens Boots Alliance, Inc. and Timothy McLevish dated as of January 26, 2015.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 30, 2015.

10.78	Form of Restricted Stock Unit Agreement (McLevish).
Incorporated by reference to Exhibit 10.28 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015

10.79	Separation Agreement dated as of May 26, 2015 between Walgreens Boots Alliance, Inc. and Timothy Theriault.	Filed herewith.

10.80	Consulting Services Agreement entered as of May 26, 2015 between Walgreens Boots Alliance, Inc. and Timothy Theriault.	Filed herewith.

10.81	Separation Agreement, General Release and Waiver dated October 14, 2015 between Walgreens Boots Alliance, Inc. Walgreen Co. and Jeffrey Berkowitz.	Filed herewith.

10.82	Offer letter agreement between Kimberly R. Scardino and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on August 4, 2015.

10.83	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

10.84
Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation, including as Annex B-1 thereto, the form of Warrant 1 and, as Annex B-2 thereto, the form of Warrant 2.
Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.85	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.86	Transaction Rights Agreement, dated as of March 18, 2013, by and among Walgreen Co., Walgreens Pharmacy Strategies, LLC, Alliance Boots GmbH, Alliance Boots Luxembourg S.à r.l., and WAB Holdings LLC.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.87	Nomination and Support Agreement, dated as of September 5, 2014, between JANA Partners LLC and Walgreen Co.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 8, 2014.

10.88
Term Loan Credit Agreement, dated as of November 10, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2014.

10.89
Revolving Credit Agreement, dated as of November 10, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.
Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2014.

10.90
Revolving Credit Agreement, dated as of December 19, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 24, 2014.

10.91
First Amendment, dated as of July 9, 2015, to Revolving Credit Agreement, dated as of December 19, 2014, among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 (File No. 1-36759) filed with the SEC on July 9, 2015.

12.	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21.	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

23.2	Consent of KPMG LLP.	Filed herewith.

23.3	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

99.1
Alliance Boots GmbH audited consolidated financial statements comprised of the Group statements of financial position at March 31, 2014 and 2013, and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for each of the years in the three-year period ended March 31, 2014.
Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on May 15, 2014.

99.2
Alliance Boots GmbH interim condensed consolidated financial statements comprised of the Group interim consolidated condensed statement of financial position at December 31, 2014 and 2013, and the related Group interim consolidated condensed income statement, Group interim consolidated condensed statement of comprehensive income, Group interim consolidated condensed statement of changes in equity and Group interim consolidated condensed statement of cash flows for each of the nine month periods then ended.
Filed herewith.

99.3	Unaudited Pro Forma Consolidated Financial Information	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

**
Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of any such agreements will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREENS BOOTS ALLIANCE, INC.

October 28, 2015	By:	/s/ George R. Fairweather
George R. Fairweather
Executive Vice President and Global Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stefano Pessina	Executive Vice Chairman and Chief Executive Officer (Principal Executive Officer) and Director	October 28, 2015
Stefano Pessina

/s/ George R. Fairweather	Executive Vice President and Global Chief Financial Officer (Principal Financial Officer)	October 28, 2015
George R. Fairweather

/s/ Kimberly R. Scardino	Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	October 28, 2015
Kimberly R. Scardino

/s/ James A. Skinner	Executive Chairman	October 28, 2015
James A. Skinner

/s/ Janice M. Babiak	Director	October 28, 2015
Janice M. Babiak

/s/ David J. Brailer	Director	October 28, 2015
David J. Brailer

/s/ William C. Foote	Director	October 28, 2015
William C. Foote

/s/ Ginger L. Graham	Director	October 28, 2015
Ginger L. Graham

/s/ John A. Lederer	Director	October 28, 2015
John A. Lederer

/s/ Dominic P. Murphy	Director	October 28, 2015
Dominic P. Murphy

/s/ Barry Rosenstein	Director	October 28, 2015
Barry Rosenstein

/s/ Leonard D. Schaeffer	Director	October 28, 2015
Leonard D. Schaeffer

/s/ Nancy M. Schlichting	Director	October 28, 2015
Nancy M. Schlichting

INDEX

Exhibit No.	Description

10.3	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated effective July 8, 2015).

10.5	Form of Performance Share Award agreement (effective October 2015).

10.6	Form of Stock Option Award agreement (effective October 2015).

10.16	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.

10.17	Form of Stock Option Award agreement under UK Sub-plan (effective October 2015).

10.54	Corporate Travel and Expense Support Letter Agreement between Walgreens Boots Alliance, Inc. and George Fairweather, dated October 28, 2015.

10.57	Corporate Travel and Expense Support Letter Agreement between Walgreens Boots Alliance, Inc. and Marco Pagni, dated October 28, 2015.

10.68	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy.

10.79	Separation Agreement dated as of May 26, 2015 between Walgreens Boots Alliance, Inc. and Timothy Theriault.

10.80	Consulting Services Agreement entered as of May 26, 2015 between Walgreens Boots Alliance, Inc. and Timothy Theriault.

10.81	Separation Agreement, General Release and Waiver dated October 14, 2015 between Walgreens Boots Alliance, Inc., Walgreen Co. and Jeffrey Berkowitz.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG LLP.

23.3	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2
Alliance Boots GmbH interim condensed consolidated financial statements comprised of the Group interim condensed consolidated statement of financial position at December 31, 2014 and 2013, and the related Group interim condensed consolidated income statement, Group interim condensed consolidated statement of comprehensive income, Group interim condensed consolidated statement of changes in equity and Group interim condensed consolidated statement of cash flows for each of the nine month periods then ended.

99.3	Unaudited Pro Forma Consolidated Financial Information

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document