Form 10-Q
period 2015-11-30
Walgreens Boots Alliance, Inc.
filed 2016-01-07
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number
001-36759

WALGREENS BOOTS ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1758322
(State of Incorporation)	(I.R.S. Employer Identification No.)

108 Wilmot Road, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

(847) 315-2500
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of December 31, 2015 was 1,078,746,871.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	November 30, 2015	August 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$2,570	$3,000
Accounts receivable, net	6,821	6,849
Inventories	9,884	8,678
Other current assets	956	1,130
Total Current Assets	20,231	19,657
Non-Current Assets:
Property, plant and equipment, at cost, less accumulated depreciation and amortization	14,878	15,068
Goodwill	16,195	16,372
Intangible assets	12,040	12,351
Other non-current assets	5,313	5,334
Total Non-Current Assets	48,426	49,125
Total Assets	$68,657	$68,782

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$1,083	$1,068
Trade accounts payable	10,643	10,088
Accrued expenses and other liabilities	4,886	5,225
Income taxes	262	176
Total Current Liabilities	16,874	16,557
Non-Current Liabilities:
Long-term debt	13,194	13,315
Deferred income taxes	3,313	3,538
Other non-current liabilities	4,122	4,072
Total Non-Current Liabilities	20,629	20,925
Commitments and Contingencies (see Note 13)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at November 30, 2015 and August 31, 2015	12	12
Paid-in capital	9,997	9,953
Employee stock loan receivable	(2)	(2)
Retained earnings	25,806	25,089
Accumulated other comprehensive (loss) income	(658)	(214)
Treasury stock, at cost; 86,857,537 shares at November 30, 2015 and 82,603,274 at August 31, 2015	(4,446)	(3,977)
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	30,709	30,861
Noncontrolling interests	445	439
Total Equity	31,154	31,300
Total Liabilities and Equity	$68,657	$68,782

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the three month period ended November 30, 2015
(In millions, except per share amounts)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
August 31, 2015	1,089,910,344	$12	$(3,977)	$9,953	$(2)	$(214)	$25,089	$439	$31,300
Net earnings	—	—	—	—	—	—	1,110	7	1,117
Other comprehensive income (loss), net of tax	—	—	—	—	—	(444)	—	(1)	(445)
Dividends declared ($0.36 per share)	—	—	—	—	—	—	(393)	—	(393)
Treasury stock purchases	(6,386,371)	—	(529)	—	—	—	—	—	(529)
Employee stock purchase and option plans	2,132,108	—	60	13	—	—	—	—	73
Stock-based compensation	—	—	—	31	—	—	—	—	31
November 30, 2015	1,085,656,081	$12	$(4,446)	$9,997	$(2)	$(658)	$25,806	$445	$31,154

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended November 30,
	2015	2014
Net sales	$29,033	$19,554
Cost of sales	21,531	14,258
Gross Profit	7,502	5,296

Selling, general and administrative expenses	6,034	4,456
Equity earnings in Alliance Boots	—	214
Operating Income	1,468	1,054

Other income (expense)	(57)	199
Earnings Before Interest and Income Tax Provision	1,411	1,253

Interest expense, net	138	55
Earnings Before Income Tax Provision	1,273	1,198
Income tax provision	167	321
Post tax earnings from equity method investments	11	—
Net Earnings	1,117	877
Net earnings attributable to noncontrolling interests	7	27
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	$1,110	$850

Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – basic	$1.02	$0.90
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	$1.01	$0.89

Dividends declared per share	$0.3600	$0.3375

Average shares outstanding	1,089.0	945.8
Dilutive effect of stock options	9.6	10.2
Average diluted shares	1,098.6	956.0

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2015	2014
Comprehensive Income

Net Earnings	$1,117	$877

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	3	(1)
Unrealized gain (loss) on cash flow hedges	1	(12)
Unrecognized gain (loss) on available-for-sale investments	1	99
Share of other comprehensive income (loss) of Alliance Boots	—	21
Currency translation adjustments	(450)	(189)
Total Other Comprehensive Income (Loss)	(445)	(82)
Total Comprehensive Income	672	795

Comprehensive income attributable to noncontrolling interests	6	27
Comprehensive Income Attributable to Walgreens Boots Alliance, Inc.	$666	$768

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2015	2014
Cash Flows from Operating Activities:
Net earnings	$1,117	$877
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	382	319
Change in fair value of warrants and related amortization	57	(296)
Deferred income taxes	(158)	58
Stock compensation expense	31	31
Equity earnings from equity method investments	(11)	(214)
Other	115	94
Changes in operating assets and liabilities -
Accounts receivable, net	(166)	(353)
Inventories	(1,306)	(436)
Other current assets	(38)	(20)
Trade accounts payable	740	874
Accrued expenses and other liabilities	(329)	(80)
Income taxes	231	204
Other non-current assets and liabilities	67	(27)
Net cash provided by operating activities	732	1,031

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(340)	(335)
Proceeds from sale leaseback transactions	54	291
Proceeds related to sale of business	43	—
Proceeds from sale of other assets	40	3
Business and intangible asset acquisitions, net of cash received	(72)	(13)
Purchases of short-term investments held to maturity	(25)	(17)
Proceeds from short-term investments held to maturity	25	16
Other	4	—
Net cash used for investing activities	(271)	(55)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings, net	52	—
Proceeds from issuance of long-term debt	—	10,020
Payments of long-term debt	(41)	—
Stock purchases	(529)	(500)
Proceeds related to employee stock plans	71	112
Cash dividends paid	(393)	(322)
Other	(13)	(61)
Net cash (used for) provided by financing activities	(853)	9,249

Effect of exchange rate changes on cash and cash equivalents	(38)	(10)

Changes in Cash and Cash Equivalents:
Net (decrease) increase in cash and cash equivalents	(430)	10,215
Cash and cash equivalents at beginning of period	3,000	2,646
Cash and cash equivalents at end of period	$2,570	$12,861

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Organization

Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and subsidiaries are a global pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments (Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale). See Note 19, Segment Reporting for further information.

On December 31, 2014, Walgreens Boots Alliance became the successor of Walgreen Co. (“Walgreens”) pursuant to a merger designed to effect a reorganization of Walgreens into a holding company structure (the “Reorganization”). Pursuant to the Reorganization, Walgreens became a wholly-owned subsidiary of Walgreens Boots Alliance, a Delaware corporation formed for the purposes of the Reorganization, and each issued and outstanding share of Walgreens common stock converted on a one-to-one basis into Walgreens Boots Alliance common stock. References to the “Company” refer to Walgreens Boots Alliance and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to the predecessor registrant Walgreens and its subsidiaries, except as otherwise indicated or the context otherwise requires.

On December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition of the remaining 55% of Alliance Boots GmbH (“Alliance Boots”) that Walgreens did not previously own (the “Second Step Transaction”) in exchange for £3.133 billion in cash and approximately 144.3 million shares of Walgreens Boots Alliance common stock. Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method immediately upon completion of the Second Step Transaction. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The consolidated financial statements (and other data) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods from and after the effective time of the Reorganization on December 31, 2014.

As part of the Second Step Transaction, the Company acquired the remaining 27.5% noncontrolling interest in Walgreens Boots Alliance Development GmbH (“WBAD”), a global sourcing enterprise established by the Company and Alliance Boots. The Company already owned a 50% direct ownership in WBAD and indirectly owned an additional ownership interest through its previous 45% investment in Alliance Boots, representing a direct and indirect economic interest of 72.5%. The Company’s acquisition of the remaining 27.5% effective ownership in WBAD as part of the Second Step Transaction was accounted for as an equity transaction as it has historically been consolidated by the Company. On January 1, 2015, WBAD Holdings Limited sold 320 common shares of WBAD, representing approximately 5% of the equity interests in WBAD, to Alliance Healthcare Italia Distribuzione S.p.A. (“AHID”), which is not a member of the Company’s consolidated group. Under certain circumstances, AHID has the right to put, and WBAD Holdings Limited has the right to call, the 320 common shares of WBAD currently owned by AHID for a purchase price of $100,000.

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

Note 2. Accounting Policies

Basis of Presentation

The consolidated condensed financial statements of Walgreens Boots Alliance included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The consolidated condensed financial statements include all subsidiaries in which the Company holds a controlling interest. Investments in less than majority-owned subsidiaries in which the Company does not have a controlling interest, but does have significant influence, are accounted for as equity method investments. All intercompany transactions have been eliminated.

The Consolidated Condensed Balance Sheet as of November 30, 2015, the Consolidated Condensed Statement of Equity for the three-month period ended November 30, 2015, and the Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Income and the Consolidated Condensed Statements of Cash Flows for the three-month periods ended November 30, 2015 and 2014, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

In the opinion of the Company, the consolidated condensed financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. Because of the acquisition of Alliance Boots, influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms and other factors on the Company’s operations, net earnings for any interim period may not be comparable to the same interim period in previous years or indicative of net earnings for the full fiscal year. In addition, with respect to the Company’s Retail Pharmacy USA segment, the positive impact on gross profit margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion.” In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on the Company’s Retail Pharmacy USA segment’s sales, gross profit margins and gross profit dollars.

The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ. For a discussion of the Company’s significant accounting policies, please see the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

Note 3. Change in Accounting Policy

Prior to completion of the Second Step Transaction, the Company accounted for its investment and proportionate share of earnings in Alliance Boots utilizing a three-month reporting lag. Concurrent with the completion of the Second Step Transaction, the Company eliminated the three-month reporting lag. The Company determined that the elimination of the three-month reporting lag was preferable because having Alliance Boots and its subsidiaries have the same period-end reporting date improves the Company’s overall financial reporting as business performance is reflected in the Company’s consolidated financial statements on a more timely basis.

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

	Three Months Ended November 30, 2014
	As Reported	Adjustments	After Change in Accounting Principle
Consolidated Condensed Statements of Earnings
Equity earnings in Alliance Boots	$151	$63	$214
Operating Income	991	63	1,054
Earnings Before Income Tax Provision	1,135	63	1,198
Income tax provision	299	22	321
Net Earnings	836	41	877
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	809	41	850
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – basic	0.86	0.04	0.90
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	0.85	0.04	0.89

Consolidated Condensed Statements of Comprehensive Income
Net Earnings	836	41	877
Share of other comprehensive income (loss) of Alliance Boots	(10)	31	21
Cumulative translation adjustments	(32)	(157)	(189)
Total Other Comprehensive Income	44	(126)	(82)
Total Comprehensive Income	880	(85)	795
Comprehensive Income Attributable to Walgreens Boots Alliance, Inc.	$853	$(85)	$768
	Three Months Ended November 30, 2014
	As Reported	Adjustments	After Change in Accounting Principle
Consolidated Condensed Statement of Cash Flows
Cash Flows from Operating Activities:
Net earnings	$836	$41	$877
Deferred income taxes	36	22	58
Equity earnings in Alliance Boots	(151)	(63)	(214)

The cumulative effect of eliminating the three-month reporting lag was recorded as an after-tax increase to retained earnings of $98 million as of September 1, 2014, the first day of the Company’s 2015 fiscal year.

Note 4. Restructuring

On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program included plans to close approximately 200 stores across the U.S.; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on the Company’s Retail Pharmacy USA segment, but includes activities from all segments and are expected to be substantially complete by the end of the Company’s 2017 fiscal year. The Company estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of between $1.6 billion and $1.8 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. The Company expects to incur pre-tax charges of between $525 million and $600 million for real estate costs, including lease obligations (net of estimated sublease income); between $650 million and $725 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs; and between $425 million and $475 million for employee severance and other business transition and exit costs. The Company incurred pre-tax charges of $90 million ($52 million related to real estate costs, $25 million in asset impairment charges and $13 million in severance and other business transition and exit costs) related to the Cost Transformation Program during the three months ended November 30, 2015. No charges were incurred with respect to the Cost Transformation Program in the three months ended November 30, 2014. From inception through November 30, 2015, the Company incurred pre-tax charges of $632 million ($254 million in real estate costs, $248 million related to asset impairment charges and $130 million in severance and other business transition and exit costs) related to the Cost Transformation Program. All charges related to the Cost Transformation Program have been recorded within selling, general and administrative expenses. As the program is implemented, the restructuring charges will be recognized as the costs are incurred over time in accordance with GAAP.

In March 2014, the Walgreens Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources within the Company’s Retail Pharmacy USA segment in a manner intended to increase stockholder value. As of August 31, 2015, this plan was completed and no additional charges related to the plan are expected. For the three months ended November 30, 2014, the Company incurred pre-tax charges of $17 million, which were primarily related to lease termination costs. All charges related to this plan have been recorded within selling, general and administrative expenses.

Restructuring costs by segment are as follows (in millions):

	Retail Pharmacy		Pharmaceutical Wholesale	Consolidated
	USA	International
Three Months Ended November 30, 2015
Real estate costs	$52	$—	$—	$52
Asset impairments	25	—	—	25
Severance and other business transition and exit costs	8	5	—	13
Total restructuring costs	$85	$5	$—	$90

Three Months Ended November 30, 2014
Real estate costs	$17	$—	$—	$17
Asset impairments	—	—	—	—
Severance and other business transition and exit costs	—	—	—	—
Total restructuring costs	$17	$—	$—	$17

Note 5. Leases

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

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. The Company has entered into several sale-leaseback transactions. For the three-month periods ended November 30, 2015 and 2014, the Company recorded proceeds from sale-leaseback transactions of $54 million and $291 million, respectively.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. During the three-month period ended November 30, 2015, the Company recorded charges of $66 million for facilities that were closed or relocated under long-term leases, including stores closed through the Company’s restructuring activities. This compares to $26 million for the three-month period ended November 30, 2014. These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	November 30, 2015	August 31, 2015
Balance – beginning of period	$446	$257
Provision for present value of non-cancellable lease payments on closed facilities	70	231
Assumptions about future sublease income, terminations and changes in interest rates	(9)	(6)
Interest accretion	5	27
Liability assumed through acquisition of Alliance Boots	—	13
Cash payments, net of sublease income	(26)	(76)
Balance – end of period	$486	$446

The Company remains secondarily liable on 71 leases. The maximum potential undiscounted future payments are $347 million at November 30, 2015. Lease option dates vary, with some extending to 2039.

Note 6. Equity Method Investments

Equity method investments as of November 30, 2015 and August 31, 2015 were as follows (in millions, except percentages):

	November 30, 2015		August 31, 2015
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Equity method investments	$1,240	12% - 50%	$1,242	12% - 50%

Equity method investments primarily relate to the Company’s investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China and the Company’s investment in Option Care Inc., which it retained through the sale of a majority interest in Walgreens Infusion Services in April 2015. Also included are additional investments in pharmaceutical wholesaling and distribution, retail pharmacy and the Company’s hearing care operator and the equity method investment retained through the sale of a majority interest in Take Care Employer in fiscal 2014. Equity method investments of the Company are recorded within other non-current assets on the Consolidated Condensed Balance Sheets. The Company reported $11 million of post-tax equity earnings in equity method investments for the three-month period ended November 30, 2015 in the Consolidated Condensed Statements of Earnings. For the three-month period ended November 30, 2014, the Company reported equity earnings in Alliance Boots of $214 million as its own line in the Consolidated Condensed Statements of Earnings. Post-tax equity earnings from the historical Walgreens equity method investments other than Alliance Boots for the three-month period ended November 30, 2014 were immaterial.

Summarized Financial Information

Summarized financial information for the Company’s equity method investments is as follows:

Balance Sheets (in millions)

	November 30, 2015(1)	August 31, 2015(1)
Current assets	$5,321	$5,015
Noncurrent assets	1,546	1,548
Current liabilities	4,255	3,936
Noncurrent liabilities	801	837
Shareholders’ equity(2)	1,811	1,790

Statements of Earnings (in millions)

	Three Months Ended November 30,
	2015(3)	2014(3)(4)
Net sales	$3,203	$9,661
Gross Profit	328	2,189
Net Income	24	498
Share of income from equity method investments(3)	11	216
(1)	Net assets in foreign equity method investments are translated at their respective November 30, 2015 and August 31, 2015 spot rates.
(2)	Shareholders’ equity at November 30, 2015 and August 31, 2015 includes $165 million and $163 million respectively, related to noncontrolling interests.
(3)	Earnings in foreign equity method investments are translated at their respective average exchange rates.
(4)	Includes equity method investment in Alliance Boots. See Note 1, Organization.

Note 7. Available-for-Sale Investments

Walgreens, Alliance Boots and AmerisourceBergen Corporation (“AmerisourceBergen”) entered into a Framework Agreement dated as of March 18, 2013, pursuant to which Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock in open market transactions.

In conjunction with its long-term relationship with AmerisourceBergen, as of November 30, 2015, the Company held 11.5 million shares, approximately 5.6% of AmerisourceBergen’s outstanding common stock, at a total fair value of $1.1 billion. The Company did not acquire any AmerisourceBergen common shares in the three-month period ended November 30, 2015. The Company’s cumulative cost basis of AmerisourceBergen shares acquired was $717 million as of November 30, 2015.

Pursuant to ASC Topic 320, Investments – Debt and Equity Securities, the Company accounts for its investment in AmerisourceBergen shares as an available-for-sale investment reported at fair value within other non-current assets in the Consolidated Condensed Balance Sheets. As an available-for-sale investment, changes in the fair value are recorded through other comprehensive income. The value of the investment is recorded at the closing price of AmerisourceBergen common stock as of the balance sheet date.

A summary of the cost and fair value of available-for-sale securities, with gross unrealized gains and losses, is as follows (in millions):

	November 30, 2015
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
AmerisourceBergen common stock	$717	$414	$—	$1,131
Other investments	35	—	(2)	33
Total available-for-sale investments	$752	$414	$(2)	$1,164
	August 31, 2015
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
AmerisourceBergen common stock	$717	$430	$—	$1,147
Other investments	37	—	(1)	36
Total available-for-sale investments	$754	$430	$(1)	$1,183

For the three-month period ended November 30, 2015, there were $2 million of available-for-sale securities sold. There were no sales of available-for-sale investments for the three-month period ended November 30, 2014.

The Company has $33 million of other available-for-sale investments classified within other current assets in the Consolidated Condensed Balance Sheets as of November 30, 2015.

Note 8. Acquisitions

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

As a result of the closing of the Second Step Transaction, the Company increased its interest in WBAD, a global sourcing enterprise between Walgreens and Alliance Boots, to 100%. Because Walgreens held, prior to the Second Step Transaction, a 50% direct interest and an additional indirect interest in WBAD through its 45% ownership of Alliance Boots, the financial results of WBAD were fully consolidated into the Walgreens financial statements with the remaining 27.5% effective interest being recorded as a noncontrolling interest. The acquisition of the 27.5% noncontrolling interest was accounted for as an equity transaction with no gain or loss recorded in the statement of earnings under ASC Topic 805, Business Combinations. On January 1, 2015, WBAD Holdings Limited sold 320 common shares of WBAD, representing approximately 5% of the equity interests in WBAD, to Alliance Healthcare Italia Distribuzione S.p.A. (“AHID”), which is not a member of the Company’s consolidated group. Under certain circumstances, AHID has the right to put, and WBAD Holdings Limited has the right to call, the 320 common shares of WBAD currently owned by AHID for a purchase price of $100,000.

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

The preliminary impact of the equity transaction is as follows (in millions):

Amount
Consideration attributable to WBAD	$2,559
Less: Carrying value of the Company’s pre-existing noncontrolling interest	130
Impact to additional paid in capital	$2,429

As of November 30, 2015, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired, and therefore the purchase price allocation for Alliance Boots and WBAD has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in material changes. These changes are likely to primarily relate to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified. The following table summarizes the consideration paid to acquire the remaining 55% interest in Alliance Boots and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the Second Step Transaction (in millions).

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

As a result of the Company acquiring the remaining 55% interest in Alliance Boots, the Company’s previously held 45% interest was re-measured to fair value, resulting in a gain of $563 million as of November 30, 2015. The gain has been previously recognized as Gain on previously held equity interest in the Consolidated Statements of Earnings for the fiscal year ended August 31, 2015. This gain is preliminary and may be subject to change as the Company finalizes purchase accounting.

The fair value of the previously held equity interest of $8.1 billion in Alliance Boots was determined using the income approach methodology. The fair value for trade names and trademarks was determined using the relief from royalty method of the income approach; pharmacy licenses and customer relationships were determined using the excess earnings method of the income approach; and loyalty card holders were determined using the incremental cash flow method, which is a form of the income approach. Personal property fair values were determined primarily using the indirect cost approach, while real property fair values were determined using the income, market and/or cost approach. The fair value measurements of the previously held equity interest and intangible assets are based on significant inputs not observable in the market, and thus represent Level 3 measurements. The fair value estimates for the previously held equity interest and intangible assets are based on (a) projected discounted cash flows, (b) historical and projected financial information, (c) synergies including cost savings, and (d) attrition rates, as relevant, that market participants would consider when estimating fair values.

The preliminary identified definite and indefinite lived intangible assets were as follows:

Definite-Lived Intangible Assets	Weighted-Average Useful Life (in years)	Amount (in millions)
Customer relationships	12	$1,311
Loyalty card holders	20	742
Trade names and trademarks	9	399
Favorable lease interests	7	93
Total		$2,545
Indefinite-Lived Intangible Assets	Amount (in millions)
Trade names and trademarks	$6,657
Pharmacy licenses	2,489
Total	$9,146

The preliminary goodwill of $14.8 billion arising from the Second Step Transaction primarily reflects the expected purchasing synergies, operating efficiencies by benchmarking performance and applying best practices across the combined company, consolidation of operations, reductions in selling, general and administrative expenses and combining workforces.

Following the completion of the Second Step Transaction, the Company realigned its operations into three reportable segments: Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale. The Company determined that the preliminary goodwill should be allocated across all segments recognizing that each segment will benefit from the expected synergies.

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

The Company incurred legal and other professional services costs related to the Second Step Transaction, which were included in selling, general and administrative expenses, of $87 million in fiscal 2015 ($24 million in the three months ended November 30, 2014). No costs related to the Second Step Transaction were incurred in the three month period ended November 30, 2015.

The preliminary fair value of the assets acquired includes inventory having an estimated fair value of $3.7 billion. This fair value includes a $107 million fair value adjustment to capitalize the estimated profit in acquired finished goods inventory as of the date of the Second Step Transaction, which was expensed to cost of sales over the first inventory turn.

The following table presents supplemental unaudited condensed pro forma consolidated information for the three months ended November 30, 2014 as if the Second Step Transaction had occurred on September 1, 2014, the first day of the Company’s 2015 fiscal year. As described in Note 3, Change in Accounting Policy, the information has been presented without a lag. The unaudited condensed pro forma information reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing, transaction costs and the related income tax effects. The unaudited condensed pro forma information does not include any anticipated synergies that may be achievable subsequent to the date of the Second Step Transaction. The unaudited condensed pro forma information also excludes certain non-recurring items such as transaction related costs. Accordingly, the unaudited condensed pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the Second Step Transaction occurred at the beginning of the periods presented or the results which may occur in the future.

Three Months Ended November 30,
2014
(in millions, except per share amounts)
Net sales	$28,971
Net earnings	1,375

Net earnings per common share:
Basic	$1.25
Diluted	1.24

Other Acquisitions

The aggregate purchase price of all businesses, net of cash received was $72 million for the three-month period ended November 30, 2015. These acquisitions added $24 million to goodwill and $53 million to intangible assets, primarily an international beauty brand and the purchase of prescription files. The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed. Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward. Pro forma results of the Company, assuming all of the other acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 9. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Total
August 31, 2015	$8,940	$3,898	$3,534	$16,372
Acquisitions	—	24	—	24
Other(1)	—	(3)	—	(3)
Currency translation adjustments	—	(100)	(98)	(198)
November 30, 2015	$8,940	$3,819	$3,436	$16,195
(1)	Other primarily represents immaterial purchase accounting adjustment for prior year company acquisitions.

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	November 30, 2015	August 31, 2015
Gross Amortizable Intangible Assets
Customer relationships	$1,344	$1,409
Purchased prescription files	899	885
Loyalty card holders	718	730
Trade names and trademarks	783	675
Favorable lease interests	459	440
Non-compete agreements	157	154
Purchasing and payer contracts	94	94
Total gross amortizable intangible assets	4,454	4,387
Accumulated amortization
Customer relationships	157	132
Purchased prescription files	505	470
Loyalty card holders	34	41
Trade names and trademarks	97	83
Favorable lease interests	225	207
Non-compete agreements	100	92
Purchasing and payer contracts	67	65
Total accumulated amortization	1,185	1,090
Total amortizable intangible assets, net	$3,269	$3,297
Indefinite Lived Intangible Assets
Trade names and trademarks	$6,363	$6,590
Pharmacy licenses	2,408	2,464
Total indefinite lived intangible assets	$8,771	$9,054
Total intangible assets, net	$12,040	$12,351

Amortization expense for intangible assets was $92 million and $69 million for the three-month periods ended November 30, 2015 and November 30, 2014, respectively.

Estimated annual amortization expense for intangible assets recorded at November 30, 2015 is as follows (in millions):

	2016	2017	2018	2019	2020
Estimated annual amortization expense	$408	$364	$318	$291	$237

Note 10. Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	November 30, 2015	August 31, 2015
Short-Term Borrowings(1)
Unsecured variable rate notes due 2016	$749	$747
Other(2)	334	321
Total short-term borrowings	$1,083	$1,068
Long-Term Debt(1)
Unsecured Pound Sterling variable rate term loan due 2019(3)	$2,178	$2,229
1.750% unsecured notes due 2017	746	746
5.250% unsecured notes due 2019(4)	251	250
2.700% unsecured notes due 2019	1,243	1,243
2.875% unsecured Pound Sterling notes due 2020(3)	598	612
3.300% unsecured notes due 2021	1,241	1,241
3.100% unsecured notes due 2022	1,193	1,193
3.800% unsecured notes due 2024	1,985	1,985
3.600% unsecured Pound Sterling notes due 2025(3)	449	459
2.125% unsecured Euro notes due 2026(5)	788	836
4.500% unsecured notes due 2034	494	494
4.400% unsecured notes due 2042	492	492
4.800% unsecured notes due 2044	1,491	1,491
Other(6)	45	44
Total long-term debt	$13,194	$13,315
(1)	All notes are presented net of unamortized discount and debt issuance costs, where applicable.
(2)	Other short-term borrowings represent a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various foreign currencies including bank overdrafts.
(3)	Pound Sterling denominated notes are translated at the November 30, 2015 spot rate of $1.50 to one British Pound Sterling.
(4)	Also includes interest rate swap fair market value adjustments. See Note 12, Fair Value Measurements for additional fair value disclosures.
(5)	Euro denominated notes are translated at the November 30, 2015 spot rate of $1.06 to one Euro.
(6)	Other long-term debt represents a mix of fixed and variable rate borrowings in various foreign currencies with various maturities.

$8.0 Billion Note Issuance

On November 18, 2014, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and estimated offering expenses) of $7.9 billion from a public offering of notes with varying maturities and interest rates, the majority of which are fixed rate. The notes are unsecured, unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding. The notes were fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens until August 10, 2015, when such guarantees were unconditionally released and discharged (as described below). Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses, were $44 million. The fair value of the notes as of November 30, 2015 was $7.8 billion. Fair value for these notes was determined based upon quoted market prices.

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

£700 Million and €750 Million Notes Issuance

On November 20, 2014, Walgreens Boots Alliance issued three series of debt securities denominated in Euros and Pound Sterling in a public offering, each with varying maturities and interest rates. Interest on all notes is payable annually on November 20, commencing on November 20, 2015. The notes are unsecured, unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding. The notes were fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens until August 10, 2015, when such guarantees were unconditionally released and discharged (as described below). Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses, were $11 million. The fair value of the notes as of November 30, 2015 was $1.8 billion. Fair value for these notes was determined based upon quoted market prices.

The following table details each tranche of Euro and Pound Sterling notes issued:

Notes Issued (in millions)	Maturity Date	Interest Rate
Euro Notes:
€750	November 20, 2026	Fixed 2.125%

Pound Sterling Notes:
£400	November 20, 2020	Fixed 2.875%
300	November 20, 2025	Fixed 3.600%
£700

Redemption Option

Walgreens Boots Alliance may redeem (a) the Euro notes, at any time prior to August 20, 2026, in whole or, from time to time prior to August 20, 2026, in part, (b) the Pound Sterling notes due 2020, at any time prior to October 20, 2020, in whole or, from time to time prior to October 20, 2020, in part, and (c) the Pound Sterling notes due 2025, at any time prior to August 20, 2025, in whole or, from time to time prior to August 20, 2025, in part, in each case, at Walgreens Boots Alliance’s option for the sum of accrued and unpaid interest plus at a redemption price equal to the greater of:

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

In addition, at any time on or after August 20, 2026 with respect to the Euro notes, October 20, 2020 with respect to the Pound Sterling notes due 2020, or August 20, 2025 with respect to the Pound Sterling notes due 2025, Walgreens Boots Alliance may redeem some or all of the applicable series of notes at its option at a redemption price equal to 100% of the principal amount of the applicable notes to be redeemed plus, in every case, accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date.

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

The following table details each tranche of outstanding notes as of November 30, 2015:

Notes Issued (in millions)	Maturity Date	Interest Rate	Interest Payment Dates
$1,200	September 15, 2022	Fixed 3.100%	March 15 and September 15; commencing on March 15, 2013
500	September 15, 2042	Fixed 4.400%	March 15 and September 15; commencing on March 15, 2013
$1,700

The fair value of the notes outstanding as of November 30, 2015 was $1.6 billion. Fair value for these notes was determined based upon quoted market prices.

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

$1.0 Billion Note Issuance

On January 13, 2009, Walgreens issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of Walgreens. On December 31, 2014, Walgreens Boots Alliance fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens Boots Alliance and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance. The notes are not convertible or exchangeable. Total issuance costs relating to this offering, including underwriting discounts and fees, were $8 million. On August 10, 2015, $750 million aggregate principal amount of the notes were redeemed. The redemption price was equal to 111.734% of the aggregate principal amount of the notes redeemed plus accrued interest thereon to, but excluding, the redemption date; and included a $88 million make whole premium, which was recorded as interest expense on the Company’s Consolidated Statements of Earnings. The partial redemption of the notes resulted in $250 million aggregate principal amount of the notes remaining outstanding. The fair value of the notes outstanding as of November 30, 2015 was $269 million. Fair value for these notes was determined based upon quoted market prices.

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

Other Borrowings

The Company periodically borrows under its commercial paper program and may borrow under it in future periods. There were no commercial paper borrowings outstanding as of November 30, 2015 or November 30, 2014, respectively. The Company had no activity under its commercial paper program during the three-month periods ended November 30, 2015 and 2014, respectively.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement (the “Term Loan Agreement”), which provides Walgreens Boots Alliance and Walgreens with the ability to borrow up to £1.45 billion on an unsecured basis. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on the Company’s credit ratings. As of November 30, 2015, Walgreens Boots Alliance had borrowed £1.45 billion ($2.2 billion at the November 30, 2015 spot rate of $1.50 to £1) under the Term Loan Agreement. The fair value of the Term Loan Agreement as of November 30, 2015 was $2.2 billion. Fair value of the borrowings under the Term Loan Agreement was determined based upon quoted market prices.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing prior Walgreens agreements dated July 20, 2011 and July 23, 2012. The new unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit. On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of November 30, 2015, there were no borrowings or letters of credit issued pursuant to the Revolving Credit Agreement.

Total upfront fees related to the Term Loan Agreement and Revolving Credit Agreement were $14 million. The Company pays a facility fee to the financing banks to keep these lines of credit active.

In accordance with the terms of each of the Term Loan Agreement and the Revolving Credit Agreement, Walgreens guaranteed the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of Walgreens Boots Alliance’s obligations under the Term Loan Agreement and Revolving Credit Agreement, as applicable until August 10, 2015, when such guarantees automatically terminated, without penalty to Walgreens or Walgreens Boots Alliance, and the obligations of Walgreens thereunder were unconditionally released and discharged.

On December 19, 2014, Walgreens Boots Alliance and Walgreens entered into a Revolving Credit Agreement (as amended, the “364-Day Credit Agreement”) with the lenders party thereto. The 364-Day Credit Agreement was a $750 million, 364-day unsecured, multicurrency revolving facility. On July 9, 2015, Walgreens Boots Alliance amended the 364-Day Credit Agreement to remove Walgreens as a borrower thereunder, eliminate Walgreens’ guarantee of all obligations of Walgreens Boots Alliance thereunder and make certain conforming changes to effectuate those modifications, including modifications and deletions of certain definitions and cross-references. As of November 30, 2015, there were no borrowings against the 364-Day Credit Agreement. On December 17, 2015, the Company terminated the 364-Day Credit Agreement. See Note 21, Subsequent Events for more information.

The Term Loan Agreement, Revolving Credit Agreement and the 364-Day Revolving Credit Agreement each contain or contained a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60 to 1.00, as well as other customary restrictive covenants.

On October 27, 2015, the Company entered into an Agreement and Plan of Merger with Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Agreement”). In connection with the Merger Agreement, the Company entered into a bridge facility commitment letter (as amended and restated as of November 19, 2015, the “Commitment Letter”), with UBS Securities LLC and UBS AG, Stamford Branch for a $12.8 billion senior unsecured bridge facility. See Note 21, Subsequent Events for more information.

Note 11. Financial Instruments

The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of November 30, 2015, excluding warrants which are presented separately in this footnote, were as follows (in millions):

	Notional(1)	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$250	$3	Other non-current assets
Derivatives not designated as hedges:
Foreign currency forwards	668	15	Other current assets
Foreign currency forwards	609	9	Other current liabilities
Basis swap	2	1	Other current liabilities
(1)	Amounts are presented in U.S. dollar equivalents.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of August 31, 2015, excluding warrants which are presented separately in this footnote, are as follows (in millions):

	Notional(1)	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$250	$2	Other non-current assets
Derivatives not designated as hedges:
Foreign currency forwards	1,205	34	Other current assets
Foreign currency forwards	495	9	Other current liabilities
Basis swap	1	—	Other current assets
(1)	Amounts are presented in U.S. dollar equivalents.

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

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk were recognized as follows (in millions):

	Location in Consolidated Condensed Statements of Earnings	Three Months Ended November 30,
		2015	2014
Interest rate swaps	Interest expense, net	$(1)	$(10)
Notes	Interest expense, net	1	10

The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 10, Short-Term Borrowings and Long-Term Debt). At November 30, 2015 and August 31, 2015, the cumulative fair value adjustments resulted in an increase in long-term debt of $2 million and $1 million, respectively. No material gains or losses were recorded from ineffectiveness during the three-month periods ended November 30, 2015 or 2014.

Derivatives not Designated as Hedges

The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of interest rate and foreign currency risks. The gains and losses due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

	Location in Consolidated Condensed Statements of Earnings	Three Months Ended November 30,
		2015	2014
Foreign currency forwards	Selling, general and administrative expense	$(2)	$96

Warrants

The Company holds (a) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share, exercisable during a six-month period beginning in March 2016, and (b) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share, exercisable during a six-month period beginning in March 2017.

The Company reports its warrants at fair value. The fair value and balance sheet presentation of warrants was as follows (in millions):

	Location in Consolidated Condensed Balance Sheets	November 30, 2015	August 31, 2015
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$2,078	$2,140

The gains and losses due to changes in fair value of the warrants recognized in earnings were as follows (in millions):

	Location in Consolidated Condensed Statements of Earnings	Three Months Ended November 30,
		2015	2014
Warrants	Other income (expense)	$(62)	$290

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

Note 12. Fair Value Measurements

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	November 30, 2015	Level 1	Level 2	Level 3
Assets:
Restricted cash(1)	$171	$171	$—	$—
Money market funds(2)	1,190	1,190	—	—
Available-for-sale investments(3)	1,164	1,164	—	—
Interest rate swaps(4)	3	—	3	—
Foreign currency forwards(5)	15	—	15	—
Warrants(6)	2,078	—	2,078	—
Liabilities:
Basis swaps(5)	1	—	1	—
Foreign currency forwards(5)	9	—	9	—
	August 31, 2015	Level 1	Level 2	Level 3
Assets:
Restricted cash(1)	$184	$184	$—	$—
Money market funds(2)	2,043	2,043	—	—
Available-for-sale investments(3)	1,183	1,183	—	—
Interest rate swaps(4)	2	—	2	—
Foreign currency forwards(5)	34	—	34	—
Warrants(6)	2,140	—	2,140	—
Liabilities:
Foreign currency forwards(5)	9	—	9	—
(1)	Restricted cash consists of deposits restricted under agency agreements and cash restricted by law and other obligations.
(2)	Money market funds are valued at the closing price reported by the fund sponsor.
(3)	Fair values of quoted investments are based on current bid prices as of the balance sheet dates. See Note 7, Available-for-Sale Investments for additional information.
(4)	The fair value of interest rate swaps is calculated by discounting the estimated cash flows received and paid based on the applicable observable yield curves. See Note 11, Financial Instruments for additional information.

(5)	The fair value of basis swaps and forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.
(6)	Warrants were valued using a Monte Carlo simulation. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen’s common stock; AmerisourceBergen’s common stock price at the valuation date; AmerisourceBergen’s equity volatility; the number of shares of AmerisourceBergen’s common stock outstanding; the number of AmerisourceBergen employee stock options and the exercise price; and the details specific to the warrants.

There were no transfers between levels for the three-month periods ended November 30, 2015 and 2014, respectively.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the consolidated financial statements. Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as Level 1. See Note 10, Short-Term Borrowings and Long-Term Debt for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

Note 13. Commitments and Contingencies

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

On December 5 and 12, 2014, putative shareholders filed class actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors, Walgreen Co., and Walgreens Boots Alliance, Inc. arising out of the Company’s definitive proxy statement/prospectus filed with the SEC in connection with the special meeting of Walgreens shareholders on December 29, 2014. The actions asserted claims that the definitive proxy statement/prospectus was false or misleading in various respects. On December 23, 2014, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Walgreens entered into a memorandum of understanding with the plaintiffs in both actions, pursuant to which Walgreens made certain supplemental disclosures. The proposed settlement was subject to, among other things, court approval. On July 8, 2015, the Court preliminarily approved the settlement, and on November 20, 2015, the Court entered an order of final approval of the settlement. On December 17, 2015, a purported class member who had objected to the settlement appealed the Court’s order. The appeal was docketed with the United States Court of Appeals for the Seventh Circuit, and is in an early stage.

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed an amended complaint on August 17, 2015, and defendants moved to dismiss the amended complaint on October 16, 2015. Lead plaintiff filed a response to the motion to dismiss on December 22, 2015, and defendants plan to file a reply in support of the motion on February 5, 2016.

From November 3, 2015 through December 18, 2015, ten putative class action lawsuits were filed by purported Rite Aid stockholders arising out of the Company’s proposed acquisition of Rite Aid. Eight of these lawsuits were filed in the Delaware Court of Chancery (the “Delaware actions”), one lawsuit was filed in the Pennsylvania Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one lawsuit was filed in a federal district court in the Middle District of Pennsylvania (the “federal court action”).

The Delaware actions allege that the Rite Aid Board of Directors breached their fiduciary duties by, among other things, agreeing to an unfair and inadequate price, and agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger. The Delaware actions allege that the Company and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. The plaintiffs in the Delaware actions have jointly informed the Delaware court that they have agreed to consolidate the actions pending in that court. The lawsuits are at an early stage.

The Pennsylvania action alleges substantially similar allegations and claims as the Delaware actions. This lawsuit is at an early stage.

The federal court action alleges that Rite Aid’s preliminary proxy statement filed with the SEC in connection with the proposed Rite Aid acquisition was false or misleading in various respects, and that the Company acted as a controlling person with respect to those alleged violations. This lawsuit is at an early stage.

Note 14. Retirement Benefits

The Company sponsors several retirement plans, including defined benefit plans, defined contribution plans and a postretirement health plan. The Company uses an August 31 annual measurement date for its pension plans.

Defined Benefit Pension Plans (non-US plans)

The principal defined benefit pension plan is the Boots Pension Plan, which covers certain employees in the United Kingdom (the “Boots Plan”). The Boots Plan is a funded final salary defined benefit plan providing pensions and death benefits to members. The Boots Plan was closed to future accrual effective July 1, 2010, with pensions calculated based on salaries up until that date. The Boots Plan is governed by a trustee board, which is independent of the Company. The plan is subject to a full funding actuarial valuation on a triennial basis. The Company also has two smaller defined benefit pension plans in the United Kingdom, both of which were closed to future accruals effective July 1, 2010. Other defined benefit pension plans include smaller plans in Germany and France.

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Three Months Ended November 30,
	2015	2014
Service costs	$1	$—
Interest costs	81	—
Expected returns on plan assets	(65)	—
Total net periodic pension costs	$17	$—

The Company made cash contributions to its defined benefit pension plans of $9 million for the period ended November 30, 2015, which primarily related to committed funded payments. The Company plans to contribute an additional $66 million to its defined benefit pension plans in fiscal 2016.

Defined Contribution Plans

The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution, which has historically related to adjusted FIFO earnings before interest and taxes and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Walgreens Boots Alliance Board of Directors (or Compensation Committee thereof). The profit-sharing provision was an expense of $58 million for the three-month period ended November 30, 2015 compared to expense of $75 million in the comparable prior year period.

The Company also has a contract based defined contribution arrangement, the Alliance Boots Retirement Savings Plan, to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings for the period ended November 30, 2015 was $35 million.

Postretirement Healthcare Plan

The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. The Company’s postretirement health benefit plan is not funded.

Components of net periodic benefit cost for the postretirement health benefit plan (in millions):

	Three Months Ended November 30,
	2015	2014
Service cost	$3	$3
Interest cost	5	4
Amortization of actuarial loss	4	5
Amortization of prior service cost	(7)	(6)
Total postretirement benefit cost	$5	$6

Note 15. Earnings Per Share

The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 1.1 million outstanding options to purchase common shares that were anti-dilutive and excluded from the first quarter earnings per share calculation as of November 30, 2015 compared to 6.5 million as of November 30, 2014.

Note 16. Depreciation and Amortization

The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three Months Ended November 30,
	2015	2014
Depreciation expense	$298	$256
Intangible asset and other amortization	84	63
Total depreciation and amortization expense	$382	$319

As discussed further in Note 8, Acquisitions, the Company completed the acquisition of the remaining 55% interest in Alliance Boots on December 31, 2014, as a result of which the financial results of Alliance Boots were fully consolidated into the results of the Company. The Company previously accounted for its 45% interest in Alliance Boots as an equity method investment.

Note 17. Supplemental Cash Flow Disclosures

Cash interest paid was $250 million and $43 million in the three-month periods ended November 30, 2015 and 2014, respectively. Cash paid for income taxes was $50 million and $18 million in the three-month periods ended November 30, 2015 and 2014, respectively.

Note 18. Accumulated Other Comprehensive Income (Loss)

The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three-month periods ended November 30, 2015 and 2014 (in millions):

	Pension/Post- retirement Obligations	Unrecognized Gain (Loss) on Available-for- Sale Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Currency Translation Adjustments	Total
Balance at August 31, 2015	$29	$259	$(40)	$(462)	$(214)
Other comprehensive income (loss) before reclassification adjustments	3	(5)	—	(449)	(451)
Amounts reclassified from accumulated OCI	—	—	1	—	1
Tax benefit (provision)	—	6	—	—	6
Net other comprehensive income (loss)	3	1	1	(449)	(444)
Balance at November 30, 2015	$32	$260	$(39)	$(911)	$(658)
	Pension/Post- retirement Obligations	Unrecognized Gain (Loss) on Available-for- Sale Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Share of OCI of Alliance Boots	Currency Translation Adjustments	Total
Balance at August 31, 2014	$15	$107	$(27)	$(113)	$154	$136
Other comprehensive income (loss)	(2)	157	(20)	32	(289)	(122)
Tax benefit (provision)	1	(58)	8	(11)	100	40
Net other comprehensive income (loss)	(1)	99	(12)	21	(189)	(82)
Balance at November 30, 2014	$14	$206	$(39)	$(92)	$35	$54

Note 19. Segment Reporting

The Company has three reportable segments: Retail Pharmacy USA, Retail Pharmacy International, and Pharmaceutical Wholesale. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s operating segments, which have been aggregated as described below.

The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources, therefore the total asset disclosure by segment has not been included.

•	The Retail Pharmacy USA segment consists of the legacy Walgreens business, which includes the operation of retail drugstores and convenient care clinics and the provision of specialty pharmacy services. Revenues for the segment are principally derived from the sale of prescription drugs and a wide assortment of general merchandise, including non-prescription drugs, beauty products, photo finishing, seasonal merchandise, greeting cards and convenience foods.

•	The Retail Pharmacy International segment consists primarily of the legacy Alliance Boots pharmacy-led health and beauty stores, optical practices, and related contract manufacturing operations. Stores are located in the United Kingdom, Mexico, Chile, Thailand, Norway, the Republic of Ireland, The Netherlands and Lithuania. Revenues for the segment are principally derived from the sale of prescription drugs and retail health, beauty, toiletries and other consumer products.

•	The Pharmaceutical Wholesale segment consists of the legacy Alliance Boots pharmaceutical wholesaling and distribution businesses. Wholesale operations are located in France, the United Kingdom, Germany, Turkey, Spain, Russia, The Netherlands, Egypt, Norway, Romania, Czech Republic and Lithuania. Revenues for the segment are principally derived from wholesaling and distribution of a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, health and beauty products, home healthcare supplies and equipment, and related services to pharmacies and other healthcare providers.

The results of operations for each reportable segment include synergy benefits, including WBAD operations and an allocation of corporate-related overhead costs. The “Eliminations and Unallocated Items” column contains items not allocable to the reportable segments, as the information is not utilized by the chief operating decision maker to assess segment performance and allocate resources.

The segment information for the three-month period ended November 30, 2015 reflects the operating results of the Company’s business segments. The Company began recording revenue and expense transactions using the new segments effective January 1, 2015. Beginning January 1, 2015, synergy benefits including WBAD operations have been allocated to the Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale segments on a source of procurement benefit basis. Under this method, the synergy benefits are allocated to the segment whose purchase gave rise to the benefit. A synergy arising on the purchase of an item for use in an entity in the Retail Pharmacy USA segment is recognized in the Retail Pharmacy USA segment and similarly for the Retail Pharmacy International and Pharmaceutical Wholesale segments. Procurement service income related to third parties is recognized in the Pharmaceutical Wholesale segment. Corporate costs have been allocated to segments based on their respective gross profit.

The Company has determined that it is impracticable to restate segment information for the three-month period ended November 30, 2014 as well as to provide disclosures under both the old basis and new basis of reporting for certain items. Specifically, WBAD operations historically were recorded in the Retail Pharmacy USA segment and not restated, as the Company believes it is impracticable to separate the information to the individual reportable segments. Equity earnings from Alliance Boots prior to the completion of the Second Step Transaction has been recorded within the Retail Pharmacy USA segment. The equity earnings of the 45% interest in Alliance Boots have not been separated into the Retail Pharmacy International and Pharmaceutical Wholesale segments for the prior period, as the Company believes it is impracticable.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy		Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
	USA	International
Three Months Ended November 30, 2015
Sales to external customers	$20,370	$3,459	$5,204	$—	$29,033
Intersegment sales	—	72	592	(664)	—
Total Sales	20,370	3,531	5,796	(664)	29,033
Adjusted Operating Income	$1,243	$315	$166	$(5)	$1,719
Three Months Ended November 30, 2014
Sales to external customers	$19,554	$—	$—	$—	$19,554
Intersegment sales	—	—	—	—	—
Total Sales	19,554	—	—	—	19,554
Adjusted Operating Income	$1,118	$—	$—	$—	$1,118

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy		Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
	USA	International
Three Months Ended November 30, 2015
Adjusted Operating Income	$1,243	$315	$166	$(5)	$1,719
Cost transformation					(90)
Acquisition-related amortization					(81)
LIFO provision					(46)
Acquisition-related costs					(34)
Operating Income					$1,468
Three Months Ended November 30, 2014
Adjusted Operating Income	$1,118	$—	$—	$—	$1,118
Acquisition-related amortization					(89)
LIFO provision					(52)
Store closures and other optimization costs					(28)
Acquisition-related costs					(24)
Increase in fair market value of warrants					129
Operating Income					$1,054

Note 20. Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740). This ASU simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. This ASU may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented for annual periods beginning after December 16, 2016 and interim periods thereafter (fiscal 2018), and may require additional disclosure based on the application method selected. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirements to retrospectively account for those adjustments. This guidance applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period having an adjustment to provisional amounts recognized. This ASU is effective prospectively for annual periods beginning after December 31, 2016 and interim periods thereafter (fiscal 2018) with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). This ASU simplifies current accounting treatments by requiring entities to measure most inventories at “the lower of cost and net realizable value” rather than using lower of cost or market. This guidance does not apply to inventories measured using last-in, first-out method or the retail inventory method. This ASU is effective prospectively for annual periods beginning after December 15, 2016 and interim periods thereafter (fiscal 2018) with early adoption permitted. Upon transition, entities must disclose the accounting change. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

Note 21. Subsequent Events

Bridge Credit Agreement and Term Loan Credit Agreement

On December 18, 2015, Walgreens Boots Alliance entered into a Bridge Term Loan Credit Agreement with the lenders party thereto and UBS AG, Stamford Branch, as administrative agent (the “Bridge Credit Agreement”) and a Term Loan Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Term Loan Credit Agreement” and together with the Bridge Credit Agreement, the “Credit Agreements”). The Commitment Letter and the commitments contemplated thereby terminated upon Walgreens Boots Alliance entering into the Credit Agreements. See Note 10, Short-Term Borrowings and Long-Term Debt for further information.

The Bridge Credit Agreement is a 364-day unsecured bridge term loan facility. The aggregate commitments of all lenders under the Bridge Credit Agreement are equal to $7.8 billion, provided that Walgreens Boots Alliance may increase the commitments under the Bridge Credit Agreement at any time prior to the funding of the loans thereunder by up to $2.0 billion, subject to obtaining commitments from existing lenders and/or new lenders selected by Walgreens Boots Alliance and reasonably acceptable to the administrative agent. Walgreens Boots Alliance can extend up to $3.0 billion of the loans under the Bridge Credit Agreement for an additional 90-day period if desired.

The Term Loan Credit Agreement is a two-tranche unsecured term loan facility, with the first tranche maturing three years after the earlier of the funding date and October 27, 2016, and the second tranche maturing five years after the earlier of the funding date and October 27, 2016. The aggregate commitments of all lenders under the Term Loan Credit Agreement are equal to $5.0 billion, provided that Walgreens Boots Alliance may increase the commitments under the Term Loan Credit Agreement at any time prior to January 15, 2016 by up to $450 million, subject to obtaining commitments from existing lenders and/or new lenders selected by Walgreens Boots Alliance and reasonably acceptable to the administrative agent.

Walgreens Boots Alliance will be the borrower under each of the Credit Agreements. The ability of Walgreens Boots Alliance to request the making of loans under each Credit Agreement is subject to the satisfaction (or waiver) of certain conditions set forth therein and will terminate upon the occurrence of certain events set forth therein. Borrowings under each Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. Upfront fees paid to date in connection with the Credit Agreements totaled $18 million. A maximum of a further $17 million in upfront fees is payable prior to, or at funding, subject to certain conditions. In addition, Walgreens Boots

Alliance will also pay to the lenders under each Credit Agreement certain customary fees, including a ticking fee based on the aggregate outstanding commitments of the lenders under the applicable Credit Agreement starting at 90 days after signing. Each of the Credit Agreements contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60 to 1.00, as well as other customary restrictive covenants, which restrictive covenants shall not be in effect until the funding of the loans under the applicable Credit Agreement.

Termination of Prior 364-Day Credit Agreement

On December 17, 2015, the Company terminated the 364-Day Credit Agreement described in Note 10 above that had provided for a $750 million 364-day unsecured, multicurrency revolving facility. The 364-Day Credit Agreement remained undrawn as of the date of termination and would have matured on December 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” and in Item 1A “Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2015. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization (as defined below) on December 31, 2014 and, prior to that time, to its predecessor Walgreen Co. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

INTRODUCTION

On December 31, 2014, Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) became the successor to Walgreen Co. (“Walgreens”) pursuant to a merger to effect a reorganization of Walgreen Co. into a holding company structure (the “Reorganization”), with Walgreens Boots Alliance becoming the parent holding company. Pursuant to the Reorganization, Walgreens became a wholly owned subsidiary of Walgreens Boots Alliance, a Delaware corporation formed for the purposes of Reorganization, and each issued and outstanding share of Walgreens common stock converted on a one-to-one basis into Walgreens Boots Alliance common stock. Also on December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition of the remaining 55% of Alliance Boots GmbH (“Alliance Boots”) that Walgreens did not previously own (the “Second Step Transaction”) in exchange for £3.133 billion in cash and 144.3 million shares of Walgreens Boots Alliance common stock. Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method immediately upon completion of the Second Step Transaction. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The consolidated financial statements (and other data, such as prescriptions filled) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods from and after the effective time of the Reorganization on December 31, 2014.

On October 27, 2015, Walgreens Boots Alliance entered into an Agreement and Plan of Merger with Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of Walgreens Boots Alliance (the “Merger Agreement”), pursuant to which we agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,560 stores in 31 states and the District of Columbia as of November 28, 2015. The transaction is expected to close in the second half of calendar 2016, subject to Rite Aid stockholder approval, regulatory approvals and other customary closing conditions.

SEGMENTS

Historically, our operations were within one reportable segment. Following the completion of the Reorganization and the Second Step Transaction on December 31, 2014, we organized our operations to reflect our new structure. Our operations are now organized into three divisions, which are also our reportable segments:

•	Retail Pharmacy USA;
•	Retail Pharmacy International; and
•	Pharmaceutical Wholesale.

COMPARABILITY

As a result of the completion of the Second Step Transaction on December 31, 2014, there are a number of items that affect comparability of reported results. Historically, our operations were within one reportable segment that included the results of the Retail Pharmacy USA division and corporate costs, along with the full consolidated results of Walgreens Boots Alliance Development GmbH (“WBAD”), a global sourcing enterprise formed by Walgreens and Alliance Boots, and equity earnings from Alliance Boots (on a three-month reporting lag). Upon completion of the Second Step Transaction, Alliance Boots became a consolidated subsidiary and we eliminated the three-month reporting lag. Prior period results have been recast to reflect the elimination of the reporting lag. Additionally, following the completion of the Reorganization and the Second Step Transaction on December 31, 2014, we now report results in three segments. Segmental reporting includes the allocation of synergy benefits, including WBAD’s results, and the combined corporate costs for periods subsequent to December 31, 2014. We have determined that it is impracticable to allocate historical results to the current segmental presentation.

The completion of the Second Step Transaction on December 31, 2014 also means that results for the three months ended November 30, 2015 include the results of Alliance Boots on a fully consolidated basis, while the three months ended November 30, 2014 include the results of Alliance Boots as equity income from Walgreen Co.’s pre-merger 45 percent interest.

The Company’s balance sheet reflects the full consolidation of Alliance Boots assets and liabilities as a result of the close of the Second Step Transaction on December 31, 2014. The Company’s purchase accounting remains preliminary as contemplated by generally accepted accounting principles in the United States (“GAAP”) and, as a result, there may be upon further review future changes to the value, as well as allocation, of the acquired assets and liabilities; associated amortization expense; goodwill; and the gain on the previously held equity interest. These changes may be material.

Year-over-year comparisons of results require consideration of the foregoing factors and are not directly comparable.

In addition, our sales performance is affected by a number of factors, including our sales performance during holiday periods and during the cough, cold and flu season; significant weather conditions; timing of our own or competitor discount programs and pricing actions; levels of reimbursement from governmental agencies and other third party health providers; and general economic conditions in the markets in which we operate.

AMERISOURCEBERGEN CORPORATION RELATIONSHIP

On March 19, 2013, Walgreens, Alliance Boots and AmerisourceBergen Corporation (“AmerisourceBergen”) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which branded and generic pharmaceutical products will be sourced from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through WBAD, a global sourcing enterprise; and agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen’s Board of Directors in certain circumstances. In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013 for more detailed information regarding these agreements and arrangements. As of November 30, 2015, we owned approximately 5.6% of the outstanding common shares in AmerisourceBergen and had designated one member of AmerisourceBergen’s Board of Directors.

RESTRUCTURING PROGRAMS

On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implements and builds on the planned three-year, $1.0 billion cost-reduction initiative previously announced by Walgreens on August 6, 2014 and includes a number of elements designed to help achieve profitable growth through increased cost efficiencies. We have identified additional opportunities for cost savings that increase the total expected cost savings of the Cost Transformation Program by $500 million to a projected $1.5 billion by the end of fiscal 2017. Significant areas of focus include plans to close approximately 200 stores across the U.S.; reorganize divisional and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on our Retail Pharmacy USA segment, and are expected to be substantially completed by the end of fiscal 2017.

We currently estimate that we will recognize cumulative pre-tax charges to our GAAP financial results of between $1.6 billion and $1.8 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. We expect to incur pre-tax charges of between $525 million and $600 million for real estate costs, including lease obligations (net of estimated sublease income); between $650 million and $725 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs; and between $425 million and $475 million for employee severance and other business transition and exit costs. We estimate that approximately 60% of the cumulative pre-tax charges will result in immediate or future cash expenditures, primarily related to lease and other real estate payments and employee separation costs.

We incurred pre-tax charges of $90 million ($52 million in real estate costs, $25 million related to asset impairment charges and $13 million in severance and other business transition and exit costs) related to the Cost Transformation Program during the three months ended November 30, 2015. No charges were incurred with respect to the Cost Transformation Program in the three months ended November 30, 2014. From inception through November 30, 2015, the Company incurred pre-tax charges of $632 million ($254 million in real estate costs, $248 million related to asset impairment charges and $130 million in severance and other business transition and exit costs) related to the Cost Transformation Program. All charges related to the Cost Transformation Program have been recorded within selling, general and administrative expenses.

In March 2014, the Walgreens Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources within our Retail Pharmacy USA segment in a manner intended to increase stockholder value. As of August 31, 2015, this plan was completed and no additional charges related to the plan are expected. For the three months ended November 30, 2014, we incurred pre-tax charges of $17 million, which were primarily related to lease termination costs. All charges related to this plan have been recorded within selling, general and administrative expenses.

Restructuring costs by segment are as follows (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Consolidated
Three Months Ended November 30, 2015
Real estate costs	$52	$—	$—	$52
Asset impairments	25	—	—	25
Severance and other business transition and exit costs	8	5	—	13
Total restructuring costs	$85	$5	$—	$90

Three Months Ended November 30, 2014
Real estate costs	$17	$—	$—	$17
Asset impairments	—	—	—	—
Severance and other business transition and exit costs	—	—	—	—
Total restructuring costs	$17	$—	$—	$17

As the program is implemented, the restructuring charges will be recognized as the costs are incurred over time in accordance with GAAP.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary Note Regarding Forward-Looking Statements” below.

EXECUTIVE SUMMARY

The following table presents the key financial statistics for the three months ended November 30, 2015 and 2014, respectively. Results for the three months ended November 30, 2014 have been recasted for removal of the three-month reporting lag. Additionally, as a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots on December 31, 2014. As such, the three-month period ended November 30, 2015 reflects the full consolidation of Alliance Boots results, while the three-month period ended November 30, 2014 includes the results of Alliance Boots as equity income from Walgreens’ pre-merger 45 percent interest.

	(in millions, except per share amounts)
	Three Months Ended November 30,
	2015	2014
Net sales	$29,033	$19,554
Gross Profit	7,502	5,296
Selling, general and administrative expenses	6,034	4,456
Operating Income	1,468	1,054
Adjusted Operating Income (Non-GAAP measure)(1)	1,719	1,118
Earnings Before Interest and Tax Provision	1,411	1,253
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	1,110	850
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(1)	1,132	749
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	1.01	0.89
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(1)	1.03	0.78
	Percentage Increases
	Three Months Ended November 30,
	2015	2014
Net sales	48.5	6.7
Gross Profit	41.7	2.8
Selling, general and administrative expenses	35.4	1.8
Operating Income	39.3	9.0
Adjusted Operating Income (Non-GAAP measure)(1)	53.8	5.1
Earnings Before Interest and Tax Provision	12.6	5.1
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	30.6	17.6
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(1)	51.1	8.9
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	13.5	18.7
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(1)	32.1	8.3
	Percent to Net Sales
	Three Months Ended November 30,
	2015	2014
Gross Margin	25.8	27.1
Selling, general and administrative expenses	20.8	22.8
(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Our results for the three months ended November 30, 2015 as compared to the prior year period are primarily impacted by the Second Step Transaction, which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. For the three months ended November 30, 2015, the full consolidation of Alliance Boots operations increased our net sales by 44.3%; gross profit by 38.9%; selling, general and administrative expenses by 36.3%; and operating income by 41.8%.

Net earnings attributable to Walgreens Boots Alliance for the quarter ended November 30, 2015 were $1.1 billion, or $1.01 per diluted share as compared to $850 million, or $0.89 per diluted share in the comparable prior year period. The increase in net earnings per diluted share for the three-month period ended November 30, 2015 was primarily attributable to the full consolidation of Alliance Boots operations; increased sales and lower selling, general and administrative expenses as a percentage of sales in our Retail Pharmacy USA division; and a lower effective income tax rate. This favorability was partially offset by lower Retail Pharmacy USA gross margins, a decrease in the fair value of our warrants to acquire AmerisourceBergen common stock and a higher interest expense.

Other income (expense) for the three-month period ended November 30, 2015 was a loss of $57 million compared to income of $199 million for the three-month period ended November 30, 2014. Following the completion of the Second Step Transaction, fair value adjustments related to the AmerisourceBergen warrants held by a subsidiary of Alliance Boots are recorded within other income (expense) rather than equity earnings in Alliance Boots. The change in fair value of our AmerisourceBergen warrants resulted in recording a loss of $62 million in the current quarter as compared to income of $290 million in the comparable prior year quarter, primarily attributable to the change in the price of AmerisourceBergen’s common stock. In addition, in the three-month periods ended November 30, 2015 and November 30, 2014, we recorded $5 million of other income relating to the amortization of the deferred credit associated with the initial value of the AmerisourceBergen warrants held by a subsidiary of Walgreens. The three-month period ended November 30, 2014 also included a loss of $96 million related to foreign currency forward contracts entered into in consideration of the delivery of foreign cash consideration related to the Second Step Transaction.

Interest was a net expense of $138 million for the three months ended November 30, 2015 compared to $55 million for the three months ended November 30, 2014. The increase in interest expense year-over-year is primarily due to the notes we issued to fund a portion of the cash consideration payable in connection with the Second Step Transaction and to subsequently refinance substantially all of Alliance Boots outstanding borrowings following completion of the Second Step Transaction.

The effective tax rate for the three months ended November 30, 2015 was 13.1% compared to 26.8% for the three months ended November 30, 2014. The decrease in the effective tax rate year-over-year is primarily attributable to a lower estimated annual tax rate and net additional discrete tax benefits of $96 million. The lower estimated annual tax rate is a result of our acquisition of the remaining 55% interest in Alliance Boots that we did not previously own, which generated both incremental foreign source income taxed at lower rates and additional favorable permanent book-tax differences. During the three months ended November 30, 2015, we recognized discrete tax benefits of $178 million related to the deferred tax impact of tax rate changes enacted in the United Kingdom. During the quarter ended November 30, 2014, we reported discrete tax benefits of $86 million, which related to recognizing previously unrecognized capital loss deferred tax assets due to our generation of capital gain income from sale-leaseback transactions.

Walgreens Boots Alliance Adjusted Net Earnings Per Diluted Share (Non-GAAP measure)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. for the quarter ended November 30, 2015 were $1.1 billion, or $1.03 per diluted share as compared to $749 million, or $0.78 per diluted share in the comparable prior year period. The increase in adjusted net earnings and adjusted net earnings per diluted share for the three-month period ended November 30, 2015 was primarily attributable to the full consolidation of Alliance Boots operations; increased sales and lower selling, general and administrative expenses as a percentage of sales in our Retail Pharmacy USA division; and a lower effective income tax rate. This favorability was partially offset by lower Retail Pharmacy USA gross margins and a higher interest expense. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA

All periods have been recasted for removal of the three-month reporting lag previously applied to reporting equity earnings in Alliance Boots. Additionally, as a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots as of December 31, 2014. As such, the three-month period ended November 30, 2014 includes equity earnings in Alliance Boots.

	(in millions, except location and prescription amounts)
	Three Months Ended November 30,
	2015	2014
Total Sales	$20,370	$19,554
Gross Profit	5,445	5,296
Selling, general and administrative expenses	4,417	4,456
Operating Income	1,028	1,054
Adjusted Operating Income (Non-GAAP measure)(1)	1,243	1,118
Number of Prescriptions(2)	186	181
30 Day Equivalent Prescriptions(2)(3)	231	222
Number of Locations at period end	8,192	8,330
	Percentage Increases/(Decreases)
	Three Months Ended November 30,
	2015	2014
Total Sales	4.2	6.7
Gross Profit	2.8	2.8
Selling, general and administrative expenses	(0.9)	1.8
Operating Income	(2.5)	9.0
Adjusted Operating Income (Non-GAAP measure)(1)	11.2	5.1
Comparable Store Sales	5.8	5.7
Pharmacy Sales	6.7	9.0
Comparable Pharmacy Sales	9.3	8.1
Retail Sales	(0.9)	2.3
Comparable Retail Sales	(0.6)	1.5
Comparable Number of Prescriptions(2)	3.4	2.9
Comparable 30 Day Equivalent Prescriptions(2)(3)	4.7	4.1
	Percent to Net Sales
	Three Months Ended November 30,
	2015	2014
Gross Margin	26.7	27.1
Selling, general and administrative expenses	21.7	22.8

(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
(2)	Includes immunizations.
(3)	Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

Sales for the Three Months Ended November 30, 2015 and 2014

The Retail Pharmacy USA division’s total sales for the quarter ended November 30, 2015 increased by 4.2% year-over-year to $20.4 billion. Total sales increased primarily due to higher comparable store sales, which were up 5.8% year-over-year partially offset by the impact from the sale of our infusion business and store closures during the past year. Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. We operated 8,192 locations (8,183 drugstores) as of November 30, 2015, compared to 8,330 locations (8,230 drugstores) as of November 30, 2014 (which included 89 infusion and respiratory services facilities in which we sold a majority interest in fiscal 2015).

Prescription sales increased by 6.7% in the three months ended November 30, 2015 and represented 68.4% of the division’s total sales. In the three months ended November 30, 2014, prescription sales were up 9.0% and represented 66.8% of the division’s total sales. Comparable prescription sales were up 9.3% in the three months ended November 30, 2015 compared to an increase of 8.1% in the three months ended November 30, 2014. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.5% in the current quarter versus a reduction of 1.9% in the same period last year. The effect of generics on division total sales was a reduction of 1.5% in the current quarter compared to a reduction of 1.1% for the prior year quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.2% of prescription sales for the three-month period ended November 30, 2015 compared to 96.6% for the three-month period last year. The total number of prescriptions (including immunizations) filled for the current quarter was approximately 186 million compared to 181 million for the same period last year. Prescriptions (including immunizations) adjusted to 30 day equivalents were 231 million in the current quarter versus 222 million in the prior year quarter.

Retail sales decreased 0.9% for the three months ended November 30, 2015 and were 31.6% of the division’s total sales. In comparison, for the three months ended November 30, 2014 retail sales increased 2.3% and comprised 33.2% of the division’s total sales. Comparable retail sales decreased 0.6% for the current quarter compared to an increase of 1.5% in the prior period. The decrease in comparable retail sales in the current quarter was composed of a decrease in customer traffic partially offset by increased basket size.

Operating Income for the Three Months Ended November 30, 2015 and 2014

Retail Pharmacy USA division’s operating income for the three months ended November 30, 2015 decreased 2.5% year-over-year to $1.0 billion. The decrease is primarily due to having no equity earnings in Alliance Boots in the current period versus three months in the comparable period and lower gross margins, partially offset by higher sales and lower selling, general and administrative expenses as a percentage of sales.

Gross margin as a percent of sales was 26.7% in the current quarter compared to 27.1% in the comparable quarter last year. Pharmacy margins were negatively impacted in the quarter by lower third-party reimbursements; an increase in Medicare Part D mix, including the strategy to continue driving 90-day prescriptions at retail; and the mix of specialty drugs, which carry a lower margin percentage. The decrease in pharmacy margins was partially offset by additional brand-to-generic drug conversions compared with the prior year period. Retail margins were positively impacted in the current quarter primarily from the over-the-counter drug, personal care and beauty categories partially offset by the electronics category.

Selling, general and administrative expenses as a percentage of sales were 21.7% for the current quarter compared to 22.8% in the same period a year ago. As a percentage of sales, expenses in the current quarter were lower primarily due to increased store labor efficiencies, partially offset by higher costs related to asset impairments and lease termination costs related to the Cost Transformation Program.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended November 30, 2015 and 2014

Retail Pharmacy USA division’s adjusted operating income for the three months ended November 30, 2015 increased 11.2% year-over-year to $1.2 billion. The increase is primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by having no equity earnings in Alliance Boots in the current period versus three months in the comparable prior year period and lower gross margins. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International

	(in millions)
	Three Months Ended November 30,
	2015	2014
Total Sales	$3,531	NA
Gross Profit	1,505	NA
Selling, general and administrative expenses	1,203	NA
Operating Income	302	NA
Adjusted Operating Income (Non-GAAP measure)(1)	315	NA
Number of Locations at period end	4,595	NA
	Percent to Net Sales
	Three Months Ended November 30,
	2015	2014
Gross Margin	42.6	NA
Selling, general and administrative expenses	34.1	NA
NA	Not applicable
(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

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

Pharmaceutical Wholesale

	(in millions)
	Three Months Ended November 30,
	2015	2014
Total Sales	$5,796	NA
Gross Profit	557	NA
Selling, general and administrative expenses	414	NA
Operating Income	143	NA
Adjusted Operating Income (Non-GAAP measure)(1)	166	NA
	Percent to Net Sales
	Three Months Ended November 30,
	2015	2014
Gross Margin	9.6	NA
Selling, general and administrative expenses	7.1	NA

NA	Not applicable
(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

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

NON-GAAP MEASURES

The following tables provide reconciliations of adjusted operating income and adjusted net earnings per common share attributable to Walgreens Boots Alliance that are non-GAAP financial measures, as defined under the rules of the Securities and Exchange Commission, to the most directly comparable financial measures calculated and presented in accordance with GAAP. We have provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because our management has evaluated our financial results, both including and excluding the adjusted items, and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	(in millions)
	Three Months Ended November 30, 2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$1,028	$302	$143	$(5)	$1,468
Cost transformation	85	5	—	—	90
Acquisition-related amortization	50	8	23	—	81
LIFO provision	46	—	—	—	46
Acquisition-related costs	34	—	—	—	34
Adjusted Operating Income (Non-GAAP measure)	$1,243	$315	$166	$(5)	$1,719
	(in millions)
	Three Months Ended November 30, 2014
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$1,054	$—	$—	$—	$1,054
Acquisition-related amortization	89	—	—	—	89
LIFO provision	52	—	—	—	52
Store closures and other optimization costs	28	—	—	—	28
Acquisition-related costs	24	—	—	—	24
Increase in fair market value of warrants	(129)	—	—	—	(129)
Adjusted Operating Income (Non-GAAP measure)	$1,118	$—	—	$—	$1,118
	Three Months Ended November 30,
	2015	2014
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$1,110	$850
Cost transformation	64	—
Acquisition-related amortization	58	58
Decrease (increase) in fair market value of warrants	41	(279)
LIFO provision	33	34
Acquisition-related costs	24	16
United Kingdom tax rate change	(178)	—
Adjusted tax rate true-up	(20)	—
Transaction foreign currency hedging loss	—	96
Alliance Boots equity method non-cash tax	—	33
Store closures and other optimization costs	—	18
Prefunded interest expenses	—	9
Release of capital loss valuation allowance	—	(86)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)
	$1,132	$749

	Three Months Ended November 30,
	2015	2014
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (GAAP)	$1.01	$0.89
Cost transformation	0.06	—
Acquisition-related amortization	0.05	0.06
Decrease (increase) in fair market value of warrants	0.04	(0.29)
LIFO provision	0.03	0.03
Acquisition-related costs	0.02	0.02
United Kingdom tax rate change	(0.16)	—
Adjusted tax rate true-up	(0.02)	—
Transaction foreign currency hedging loss	—	0.10
Alliance Boots equity method non-cash tax	—	0.03
Store closures and other optimization costs	—	0.02
Prefunded interest expense	—	0.01
Release of capital loss valuation allowance	—	(0.09)
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)	$1.03	$0.78

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2.6 billion (including $1.2 billion in non-U.S. jurisdictions) as of November 30, 2015, compared to $12.9 billion (including $0.4 billion in non-U.S. jurisdictions) at November 30, 2014. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases. Net cash provided by operating activities for the three months ended November 30, 2015 was $0.7 billion, compared to $1.0 billion for the comparable prior year period. The decrease in cash provided by operating activities was primarily a result of higher working capital partially offset by higher net earnings as a result of the inclusion of Alliance Boots operations on a fully-consolidated basis as compared to the prior year quarter.

Net cash used for investing activities was $271 million for the three-month period ended November 30, 2015, compared to $55 million in the comparable prior year period. Business acquisitions in the three-month period ended November 30, 2015 were $72 million versus $13 million at November 30, 2014. Business acquisitions in the current period include the acquisition of an international beauty brand and the purchase of prescription files. Business acquisitions in the prior year period were primarily the purchase of prescription files.

For the three months ended November 30, 2015, additions to property, plant and equipment were $340 million compared to $335 million in the prior year period. Capital expenditures by reporting segment were as follows:

	Three Months Ended November 30,
	2015	2014
Retail Pharmacy USA	$199	$335
Retail Pharmacy International(1)	114	—
Pharmaceutical Wholesale(1)	27	—
Total	$340	$335
(1)	Our Retail Pharmacy International and Pharmaceutical Wholesale segments were acquired as part of the Second Step Transaction in which we acquired the 55% of Alliance Boots that we did not already own on December 31, 2014. As a result of the timing of the acquisition, no capital expenditures have been reported for the three months ended November 30, 2014.

For the three-month period ended November 30, 2015, our Retail Pharmacy USA segment opened or acquired 21 locations compared to 49 locations for the comparable period last year. Significant Retail Pharmacy International capital expenditures primarily relate to investments in our stores and information technology projects. Pharmaceutical Wholesale capital expenditures primarily relate to information technology projects.

Additionally, investing activities for the three-month period ended November 30, 2015 included proceeds related to sale-leaseback transactions of $54 million, compared to $291 million in the comparable prior year period and the sale of a pharmaceutical wholesale operation for $43 million in the three-month period ended November 30, 2015.

Net cash used by financing activities for the three months ended November 30, 2015 was $0.9 billion, compared to net cash provided of $9.2 billion in the comparable prior year period. In the prior year period, we received proceeds from public offerings of $8.0 billion of U.S. Dollar denominated debt and approximately $2.0 billion of Euro and Pound Sterling denominated debt (each as described below). We repurchased shares to support the needs of the employee stock plans totaling $419 million in the three month period ended November 30, 2015, compared to $500 million in the three-month period ended November 30, 2014. Proceeds related to employee stock plans were $71 million during the three months ended November 30, 2015, compared to $112 million for the three-month period ended November 30, 2014. Cash dividends paid were $393 million during the three-month period ended November 30, 2015, compared to $322 million for the same period a year ago. We currently intend to continue to maintain a long-term dividend payout ratio target of approximately 30 to 35 percent of adjusted net earnings attributable to Walgreens Boots Alliance.

In August 2014, the Walgreens Board of Directors authorized the 2014 stock repurchase program (the “2014 stock repurchase program”), which authorizes the repurchase of up to $3.0 billion of Walgreens’ (or, after the Reorganization, Walgreens Boots Alliance’s) common stock prior to the program’s expiration on August 31, 2016. We purchased 1.3 million shares under the 2014 stock repurchase program in the three months ended November 30, 2015 at a total cost of $110 million. We determine the timing and amount of repurchases based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. Because the consideration payable to Rite Aid stockholders will be paid in cash, we suspended activity under the 2014 stock repurchase program (other than share repurchases to offset dilution from our equity incentive plans – see Part II, Item 2 below) following our entry into the Merger Agreement. The timing and amount of purchases under the 2014 stock repurchase program may change at any time and from time to time. We have repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable us to repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws.

We periodically borrow under our commercial paper program and may continue to borrow under it in future periods. There were no commercial paper borrowings outstanding as of November 30, 2015 or 2014. We had no activity under our commercial paper program for the three-month periods ended November 30, 2015 and November 30, 2014.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement (the “Term Loan Agreement”), which provides Walgreens Boots Alliance and Walgreens with the ability to borrow up to £1.45 billion on an unsecured basis. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on our credit ratings. As of November 30, 2015, we have borrowed £1.45 billion ($2.2 billion at the November 30, 2015 spot rate of $1.50 to £1) under the Term Loan Agreement.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the “Revolving Credit Agreement”), which replaced prior Walgreens agreements dated July 20, 2011 and July 23, 2012. The new unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit. On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at our option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on our credit ratings. As of November 30, 2015, there were no borrowings or letters of credit issued pursuant to the Revolving Credit Agreement.

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

On November 18, 2014, we issued several series of unsecured, unsubordinated notes totaling $8.0 billion, with maturities ranging from 2016 to 2044. All such notes have fixed interest rates, with the exception of the $750 million notes due 2016, which have a floating rate based on the three-month LIBOR plus a fixed spread of 45 basis points.

On November 20, 2014, we issued a series of unsecured, unsubordinated notes that included total Pound Sterling denominated debt of £700 million ($1.1 billion based on the November 20, 2014 exchange rate) with maturities due 2020 and 2025 and Euro denominated debt of €750 million ($940 million based on the November 20, 2014 exchange rate) due 2026. All notes issued on November 20, 2014 have fixed interest rates. The notes issued on November 18, 2014 and November 20, 2014 are collectively referred to as the “WBA notes”. The WBA notes were, upon initial issuance, fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens.

On December 19, 2014, Walgreens Boots Alliance and Walgreens entered into a Revolving Credit Agreement (as amended, the “364-Day Credit Agreement”) with the lenders party thereto. The 364-Day Credit Agreement was a $750 million, 364-day unsecured, multicurrency revolving facility. On July 9, 2015, the 364-Day Credit Agreement was amended to remove Walgreens as a borrower thereunder, eliminate Walgreens’ guarantee of all obligations of Walgreens Boots Alliance thereunder and make certain conforming changes to effectuate those modifications, including modifications and deletions of certain definitions and cross-references. As of November 30, 2015, there were no borrowings against the 364-Day Credit Agreement. On December 17, 2015, the Company terminated the 364-Day Credit Agreement. The 364-Day Credit Agreement remained undrawn as of the date of termination and would have matured on December 30, 2015.

The 364-Day Credit Agreement and the Term Loan Agreement and Revolving Credit Agreement described above each contain or contained (as applicable) a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60 to 1.00, as well as other customary restrictive covenants. As of November 30, 2015, we were in compliance with all such covenants.

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

Pending Rite Aid Transaction. The cash consideration payable to Rite Aid stockholders pursuant to the Merger Agreement described under “Introduction” above is expected to be financed with a combination of cash on hand and debt financing. In connection with the Merger Agreement, Walgreens Boots Alliance entered into a bridge facility commitment letter (as amended and restated as of November 19, 2015, the “Commitment Letter”) with UBS Securities LLC and UBS AG, Stamford Branch for a $12.8 billion senior unsecured bridge facility. Subject to certain customary terms and conditions, such facility may be used to fund, in part, the cash consideration payable to Rite Aid stockholders pursuant to the Merger Agreement, to repay the indebtedness of Rite Aid to be repaid in connection with the transaction and to pay related fees and expenses.

On December 18, 2015, Walgreens Boots Alliance entered into a Bridge Term Loan Credit Agreement with the lenders party thereto and UBS AG, Stamford Branch, as administrative agent (the “Bridge Credit Agreement”) and a Term Loan Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Term Loan Credit Agreement” and, together with the Bridge Credit Agreement, the “Credit Agreements”). The Commitment Letter and the commitments contemplated thereby terminated upon Walgreens Boots Alliance entering into the Credit Agreements.

The Bridge Credit Agreement is a 364-day unsecured bridge term loan facility. The aggregate commitments of all lenders under the Bridge Credit Agreement are equal to $7.8 billion, provided that Walgreens Boots Alliance may increase the commitments under the Bridge Credit Agreement at any time prior to the funding of the loans thereunder by up to $2.0 billion, subject to obtaining commitments from existing lenders and/or new lenders selected by Walgreens Boots Alliance and reasonably acceptable to the administrative agent. Walgreens Boots Alliance can extend up to $3.0 billion of the loans under the Bridge Credit Agreement for an additional 90-day period if desired.

The Term Loan Credit Agreement is a two-tranche unsecured term loan facility, with the first tranche maturing three years after the earlier of the funding date and October 27, 2016, and the second tranche maturing five years after the earlier of the funding date and October 27, 2016. The aggregate commitments of all lenders under the Term Loan Credit Agreement are equal to $5.0 billion, provided that Walgreens Boots Alliance may increase the commitments under the Term Loan Credit Agreement at any time prior to January 15, 2016 by up to $450 million, subject to obtaining commitments from existing lenders and/or new lenders selected by Walgreens Boots Alliance and reasonably acceptable to the administrative agent.

Walgreens Boots Alliance will be the borrower under each of the Credit Agreements. The ability of Walgreens Boots Alliance to request the making of loans under each Credit Agreement is subject to the satisfaction (or waiver) of certain conditions set forth therein and will terminate upon the occurrence of certain events set forth therein. Borrowings under each Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. Upfront fees paid to date in connection with the Credit Agreements totaled $18 million. A maximum of a further $17 million in upfront fees is payable prior to, or at funding, subject to certain conditions. In addition, Walgreens Boots Alliance will also pay to the lenders under each Credit Agreement certain customary fees, including a ticking fee based on the aggregate outstanding commitments of the lenders under the applicable Credit Agreement starting at 90 days after signing. Each of the Credit Agreements contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60 to 1.00, as well as other customary restrictive covenants, which restrictive covenants shall not be in effect until the funding of the loans under the applicable Credit Agreement.

The foregoing description of the Credit Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreements, which are filed as Exhibit 10.11 and Exhibit 10.12 to this report.

As of January 6, 2016, the credit ratings of Walgreens Boots Alliance were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody’s	Baa2	P-2	On review for downgrade
Standard & Poor’s	BBB	A-2	Negative

In assessing our credit strength, both Moody’s and Standard & Poor’s consider various factors including our business model, capital structure, financial policies and financial performance. There can be no assurance that any particular rating will be assigned or maintained. Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs. The rating agency ratings are not recommendations to buy, sell or hold our debt securities or commercial paper. Each rating may be subject to revision or withdrawal at any time by the assigning rating agency and should be evaluated independently of any other rating.

Pursuant to our arrangements with AmerisourceBergen, we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time through open market purchases and pursuant to warrants to acquire AmerisourceBergen common stock. We hold (a) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017. We also can acquire up to 19,859,795 AmerisourceBergen shares in the open market. The amount of permitted open market purchases is subject to increase in certain circumstances. As of November 30, 2015, we had purchased a total of approximately 11.5 million AmerisourceBergen shares in the open market. Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

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

We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. Our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements.

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

As of November 30, 2015, we have issued $408 million in letters of credit, primarily related to insurance obligations. We also had $9 million of guarantees to various suppliers outstanding as of November 30, 2015. We remain secondarily liable on 71 leases. The maximum potential undiscounted future payments related to these leases was $347 million as of November 30, 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Other than our obligations under the Merger Agreement and the transactions contemplated thereby, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations disclosed in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2015.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2015. Some of the more significant estimates include business combinations, goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, asset impairments, liability for closed locations, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. There have been no significant changes in those accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is described in Note 20, Recent Accounting Pronouncements in Item 1. Consolidated Condensed Financial Statements (Unaudited) of this Current Report on Form 10-Q and is incorporated herein by reference.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, the impact of generic prescription drug inflation, the timing and magnitude of the impact of branded to generic drug conversions, our ability to realize anticipated synergies and achieve anticipated financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with equity investments in AmerisourceBergen including whether the warrants to invest in AmerisourceBergen will be exercised and the ramifications thereof, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the actual costs associated with restructuring activities will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, changes in management’s assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in the markets in which we participate, changes in financial markets, interest rates and foreign currency exchange rates, the risks associated with international business operations, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to our ability to satisfy the closing conditions and consummate the pending acquisition of Rite Aid and related financing matters on a timely basis or at all, the risks associated with the integration of complex businesses, subsequent adjustments to preliminary purchase accounting determinations, outcomes of legal and regulatory matters, including with respect to regulatory review and actions in connection with the pending acquisition of Rite Aid, and changes in legislation, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A “Risk Factors” in our Form 10-K for the year ended August 31, 2015 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We also use interest rate caps to protect from rising interest rates on existing floating-rate debt. Information regarding our interest rate swaps, forward starting interest rate swaps, and interest rate caps transactions are set forth in Note 11, Financial Instruments to our unaudited Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On November 30, 2015, we had approximately $3 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates for the various debt held by us would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $30 million. The amounts exclude the impact of any associated interest rate swaps, forward starting interest rate swaps and interest rate caps.

Foreign Currency Exchange Rate Risk

We are exposed to fluctuations in foreign currency exchange rates, primarily with respect to the British Pound Sterling and Euro, and certain other foreign currencies, including the Mexican Peso, Chilean Peso, Norwegian Krone and Turkish Lira may affect our net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows of certain entities denominated in foreign currencies. These transactions are almost exclusively less than 12 months in maturity. In addition, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions). As circumstances warrant, we also use basis swaps as hedging instruments to hedge portions of our net investments in foreign operations. The foreign currency derivative instruments are sensitive to changes in exchange rates. A 1% increase or decrease in exchange rates would increase or decrease our pre-tax income by approximately $6 million due to changes in the value of foreign currency instruments. Excluded from the computation were anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to partially hedge.

Equity Price Risk

Changes in AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 11, Financial Instruments to our unaudited Consolidated Condensed Financial Statements. As of November 30, 2015, a one dollar change in AmerisourceBergen’s common stock would, holding other factors constant, increase or decrease the fair value of our AmerisourceBergen warrants by $45 million. Additionally, we hold an investment in AmerisourceBergen common stock. As of November 30, 2015, a one dollar change in AmerisourceBergen common stock would increase or decrease the fair value of our investment by $11 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Upon completion of the Second Step Transaction on December 31, 2014, Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method. As this occurred during the second quarter of fiscal 2015, the scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Alliance Boots. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, except as noted below, no changes during the quarter ended November 30, 2015 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the closing of the Second Step Transaction, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, the Company will continue to review the internal controls and processes of Alliance Boots and may take further steps to integrate such controls and processes with those of the Company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 13, Commitments and Contingencies of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A “Risk Factors” in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2015, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company during the quarter ended November 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.
	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program(1)
9/1/15 – 9/30/15	1,271,164	$86.54	1,271,164	$2,163,991,385
10/1/15 – 10/31/15	—	—	—	2,163,991,385
11/1/15 – 11/30/15(2)	5,115,207	81.88	—	2,163,991,385
Total	6,386,371	$82.81	1,271,164	$2,163,991,385
(1)	In August 2014, the Walgreens Board of Directors approved the 2014 share repurchase program which authorizes the purchase of up to $3.0 billion of Walgreens’ (or, after December 31, 2014 Walgreens Boots Alliance) common stock prior to the program’s expiration on August 31, 2016.
(2)	We purchased 5,115,207 shares of our common stock in open-market transactions for future issuance under our Omnibus Incentive Plan and employee stock purchase plan.

Item 6. Exhibits

The agreements included as exhibits to this report are included to provide information regarding their terms and not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other parties to the applicable agreement, and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.		Description	SEC Document Reference

2.1	**	Agreement and Plan of Merger, dated as of October 27, 2015, by and among Walgreens Boots Alliance, Inc., Victoria Merger Sub, Inc. and Rite Aid Corporation.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on October 29, 2015.

3.1		Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

3.2		Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on October 16, 2015.

4.1		Indenture, dated as of December 17, 2015, between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-208587) filed with the SEC on December 17, 2015.

10.1	*	Form of Performance Share Award agreement (effective October 2015).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 001-36759) filed with the SEC on October 28, 2015.

10.2	*	Form of Stock Option Award agreement (effective October 2015).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 001-36759) filed with the SEC on October 28, 2015.

10.3	*	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 001-36759) filed with the SEC on October 28, 2015.

10.4	*	Form of Stock Option Award agreement under UK Sub-plan (effective October 2015).	Incorporated by reference to Exhibit 10.17 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 001-36759) filed with the SEC on October 28, 2015.

10.5	*	Corporate Travel and Expense Support Letter Agreement between Walgreens Boots Alliance, Inc. and George Fairweather, dated October 28, 2015.	Incorporated by reference to Exhibit 10.54 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 001-36759) filed with the SEC on October 28, 2015.

10.6	*	Corporate Travel and Expense Support Letter Agreement between Walgreens Boots Alliance, Inc. and Marco Pagni, dated October 28, 2015.	Incorporated by reference to Exhibit 10.57 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 001-36759) filed with the SEC on October 28, 2015.

Exhibit No.		Description	SEC Document Reference

10.7	*	Separation Agreement, General Release and Waiver dated October 14, 2015 between Walgreens Boots Alliance, Inc., Walgreen Co. and Jeffrey Berkowitz.	Incorporated by reference to Exhibit 10.81 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 001-36759) filed with the SEC on October 28, 2015.

10.8	*	Consulting Services Agreement between Walgreens Boots Alliance, Inc. and Timothy McLevish dated November 2, 2015.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on November 5, 2015.

10.9	*	Consulting Services Agreement between Walgreens Boots Alliance, Inc. and Timothy Theriault dated December 2, 2015.	Filed herewith.

10.10		Amended and Restated Commitment Letter, dated as of November 19, 2015, by and among Walgreens Boots Alliance, Inc., UBS Securities LLC and UBS AG, Stamford Branch.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on November 23, 2015.

10.11
Bridge Term Loan Credit Agreement, dated as of December 18, 2015, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 21, 2015.

10.12		Term Loan Credit Agreement, dated as of December 18, 2015, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 21, 2015.

12		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

Exhibit No.	Description	SEC Document Reference

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
*	Management contract or compensatory plan or arrangement.
**	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Walgreens Boots Alliance, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc. (Registrant)

Dated : January 7, 2016	/s/ George R. Fairweather
George R. Fairweather
Executive Vice President and Global Chief Financial Officer

Dated : January 7, 2016	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)