Form 10-Q
period 2016-02-29
Walgreens Boots Alliance, Inc.
filed 2016-04-05
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2016

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
Yes ☐        No ☑

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of March 31, 2016 was 1,080,245,720.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2016

PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	February 29, 2016	August 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$3,586	$3,000
Accounts receivable, net	6,733	6,849
Inventories	9,025	8,678
Other current assets	1,034	1,130
Total Current Assets	20,378	19,657
Non-Current Assets:
Property, plant and equipment, at cost, less accumulated depreciation and amortization	14,552	15,068
Goodwill	15,796	16,372
Intangible assets	11,122	12,351
Other non-current assets	4,537	5,334
Total Non-Current Assets	46,007	49,125
Total Assets	$66,385	$68,782

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$1,052	$1,068
Trade accounts payable	9,873	10,088
Accrued expenses and other liabilities	5,050	5,225
Income taxes	297	176
Total Current Liabilities	16,272	16,557
Non-Current Liabilities:
Long-term debt	12,974	13,315
Deferred income taxes	3,107	3,538
Other non-current liabilities	4,114	4,072
Total Non-Current Liabilities	20,195	20,925
Commitments and Contingencies (see Note 12)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	-	-
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at February 29, 2016 and August 31, 2015	12	12
Paid-in capital	10,041	9,953
Employee stock loan receivable	(1)	(2)
Retained earnings	26,348	25,089
Accumulated other comprehensive (loss) income	(1,868)	(214)
Treasury stock, at cost; 92,853,639 shares at February 29, 2016 and 82,603,274 at August 31, 2015	(5,026)	(3,977)
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	29,506	30,861
Noncontrolling interests	412	439
Total Equity	29,918	31,300
Total Liabilities and Equity	$66,385	$68,782

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the six month period ended February 29, 2016
(In millions, except per share amounts)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
August 31, 2015	1,089,910,344	$12	$(3,977)	$9,953	$(2)	$(214)	$25,089	$439	$31,300
Net earnings	-	-	-	-	-	-	2,040	9	2,049
Other comprehensive income (loss), net of tax	-	-	-	-	-	(1,654)	-	(36)	(1,690)
Dividends declared ($0.72 per share)	-	-	-	-	-	-	(781)	-	(781)
Treasury stock purchases	(13,815,558)	-	(1,152)	-	-	-	-	-	(1,152)
Employee stock purchase and option plans	3,565,193	-	103	28	-	-	-	-	131
Employee stock loan receivable	-	-	-	-	1	-	-	-	1
Stock-based compensation	-	-	-	60	-	-	-	-	60
February 29, 2016	1,079,659,979	$12	$(5,026)	$10,041	$(1)	$(1,868)	$26,348	$412	$29,918

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Net sales	$30,184	$26,573	$59,217	$46,127
Cost of sales	22,240	19,691	43,771	33,949
Gross Profit	7,944	6,882	15,446	12,178

Selling, general and administrative expenses	6,084	5,606	12,118	10,062
Equity earnings in Alliance Boots	-	101	-	315
Operating Income	1,860	1,377	3,328	2,431

Gain on previously held equity interest	-	706	-	706
Other income (expense)	(496)	504	(553)	703
Earnings Before Interest and Income Tax Provision	1,364	2,587	2,775	3,840

Interest expense, net	140	144	278	199
Earnings Before Income Tax Provision	1,224	2,443	2,497	3,641
Income tax provision	301	391	468	712
Post tax earnings from equity method investments	9	8	20	8
Net Earnings	932	2,060	2,049	2,937
Net earnings attributable to noncontrolling interests	2	18	9	45
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	$930	$2,042	$2,040	$2,892

Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – basic	$0.86	$1.96	$1.88	$2.91
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	$0.85	$1.93	$1.87	$2.88

Dividends declared per share	$0.3600	$0.3375	$0.7200	$0.6750

Average shares outstanding	1,080.2	1,043.6	1,084.6	994.7
Dilutive effect of stock options	8.2	11.1	8.9	10.6
Average diluted shares	1,088.4	1,054.7	1,093.5	1,005.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Comprehensive Income

Net Earnings	$932	$2,060	$2,049	$2,937

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(2)	(8)	1	(9)
Unrealized gain (loss) on cash flow hedges	1	-	2	(12)
Unrecognized gain (loss) on available-for-sale investments	(88)	90	(87)	189
Share of other comprehensive income (loss) of Alliance Boots	-	92	-	113
Currency translation adjustments	(1,156)	(301)	(1,606)	(490)
Total Other Comprehensive Income (Loss)	(1,245)	(127)	(1,690)	(209)
Total Comprehensive Income (Loss)	(313)	1,933	359	2,728

Comprehensive income (loss) attributable to noncontrolling interests	(33)	13	(27)	40
Comprehensive Income (Loss) Attributable to Walgreens Boots Alliance, Inc.	$(280)	$1,920	$386	$2,688

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	February 29, 2016	February 28, 2015

Cash Flows from Operating Activities:
Net earnings	$2,049	$2,937
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	824	826
Change in fair value of warrants and related amortization	586	(859)
Gain on previously held equity interest	-	(706)
Deferred income taxes	(171)	181
Stock compensation expense	60	65
Equity earnings from equity method investments	(20)	(315)
Other	196	322
Changes in operating assets and liabilities -
Accounts receivable, net	(152)	(391)
Inventories	(553)	106
Other current assets	33	21
Trade accounts payable	160	363
Accrued expenses and other liabilities	(79)	(20)
Income taxes	92	(99)
Other non-current assets and liabilities	60	(94)
Net cash provided by operating activities	3,085	2,337

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(657)	(643)
Proceeds from sale leaseback transactions	60	562
Proceeds from sale of business	43	-
Proceeds from sale of other assets	85	17
Alliance Boots acquisition, net of cash received	-	(4,461)
Other business and intangible asset acquisitions, net of cash received	(86)	(92)
Purchases of short-term investments held to maturity	(30)	(29)
Proceeds from short-term investments held to maturity	36	29
Other	(3)	(91)
Net cash used for investing activities	(552)	(4,708)

Cash Flows from Financing Activities:
Proceeds (payments) of short-term borrowings, net	61	(330)
Proceeds from issuance of long-term debt	-	12,279
Payments of long-term debt	(81)	(7,817)
Stock purchases	(1,152)	(594)
Proceeds related to employee stock plans	129	293
Cash dividends paid	(787)	(642)
Other	(29)	(360)
Net cash (used for) provided by financing activities	(1,859)	2,829

Effect of exchange rate changes on cash and cash equivalents	(88)	(99)

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	586	359
Cash and cash equivalents at beginning of period	3,000	2,646
Cash and cash equivalents at end of period	$3,586	$3,005

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Organization
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and subsidiaries are a global pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments (Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale). See Note 18, Segment Reporting for further information.

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

Note 2. Accounting Policies
Basis of Presentation
The consolidated condensed financial statements of Walgreens Boots Alliance included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The consolidated condensed financial statements include all subsidiaries in which the Company holds a controlling interest. Investments in less than majority-owned entities in which the Company does not have a controlling interest, but does have significant influence, are accounted for as equity method investments. All intercompany transactions have been eliminated.

The Consolidated Condensed Balance Sheet as of February 29, 2016, the Consolidated Condensed Statements of Equity for the six-month period ended February 29, 2016, and the Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Income and the Consolidated Condensed Statements of Cash Flows for the three month and six month periods ended February 29, 2016 and February 28, 2015, have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

In the opinion of the Company, the unaudited consolidated condensed financial statements for the interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. Because of the acquisition of Alliance Boots, influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms and other factors on the Company’s operations, net earnings for any interim period may not be comparable to the same interim period in previous years or indicative of net earnings for the full fiscal year. In addition, with respect to the Company’s Retail Pharmacy USA segment, the positive impact on gross profit margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion.” In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on Retail Pharmacy USA segment’s sales, gross profit margins and gross profit dollars.

The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experience and other assumptions believed to be reasonable under the circumstances. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ. For a discussion of the Company’s significant accounting policies, please see the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

Note 3. Restructuring
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implemented and built on the cost-reduction initiative previously announced by the Company on August 6, 2014 and included plans to close approximately 200 stores across the U.S.; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on Retail Pharmacy USA segment, but includes activities from all segments and are expected to be substantially complete by the end of the Company’s 2017 fiscal year. The Company estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of between $1.6 billion and $1.8 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. The Company expects to incur pre-tax charges of between $525 million and $600 million for real estate costs, including lease obligations (net of estimated sublease income); between $650 million and $725 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs; and between $425 million and $475 million for employee severance and other business transition and exit costs. The Company incurred pre-tax charges of $28 million and $118 million related to the Cost Transformation Program during the three and six months ended February 29, 2016. No charges were incurred with respect to the Cost Transformation Program in the three and six months ended February 28, 2015. From inception through February 29, 2016, the Company incurred pre-tax charges of $660 million ($254 million in real estate costs, $248 million related to asset impairment charges and $158 million in severance and other business transition and exit costs) related to the Cost Transformation Program. All charges related to the Cost Transformation Program have been recorded within selling, general and administrative expenses. As the program is implemented, the restructuring charges will be recognized as the costs are incurred over time in accordance with GAAP.

In March 2014, the Walgreens Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources within Retail Pharmacy USA segment in a manner intended to increase stockholder value. As of August 31, 2015, this plan was completed and no additional charges related to the plan are expected. There were no charges incurred in the three month period ended February 28, 2015. For the six months ended February 28, 2015, the Company incurred pre-tax charges of $17 million, which were primarily related to lease termination costs. All charges related to this plan have been recorded within selling, general and administrative expenses.

Restructuring costs by segment are as follows (in millions):

Retail Pharmacy
Three Months Ended February 29, 2016	USA	International	Pharmaceutical Wholesale	Consolidated
Real estate costs	$-	$-	$-	$-
Asset impairments	-	-	-	-
Severance and other business transition and exit costs	25	3	-	28
Total restructuring costs	$25	$3	$-	$28

Three Months Ended February 28, 2015
Real estate costs	$-	$-	$-	$-
Asset impairments	-	-	-	-
Severance and other business transition and exit costs	-	-	-	-
Total restructuring costs	$-	$-	$-	$-

	Retail Pharmacy
Six Months Ended February 29, 2016	USA	International	Pharmaceutical Wholesale	Consolidated
Real estate costs	$52	$-	$-	$52
Asset impairments	25	-	-	25
Severance and other business transition and exit costs	33	8	-	41
Total restructuring costs	$110	$8	$-	$118

Six Months Ended February 28, 2015
Real estate costs	$17	$-	$-	$17
Asset impairments	-	-	-	-
Severance and other business transition and exit costs	-	-	-	-
Total restructuring costs	$17	$-	$-	$17

Note 4. Operating Leases
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

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. During the three and six months ended February 29, 2016, the Company recorded charges of $9 million and $75 million, respectively, for facilities that were closed or relocated under long-term leases, including stores closed through the Company’s restructuring activities. This compares to no charges for the three months ended and $26 million for the six months ended February 28, 2015. Charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	Six Month Period Ended February 29, 2016	Twelve Month Period Ended August 31, 2015
Balance – beginning of period	$446	$257
Provision for present value of non-cancellable lease payments on closed facilities	77	231
Assumptions about future sublease income, terminations and changes in interest rates	(14)	(6)
Interest accretion	12	27
Liability assumed through acquisition of Alliance Boots	-	13
Cash payments, net of sublease income	(54)	(76)
Balance – end of period	$467	$446

The Company remains secondarily liable on 79 leases. The maximum potential undiscounted future payments are $348 million at February 29, 2016. Lease option dates vary, with some extending to 2039.

Note 5. Equity Method Investments
Equity method investments as of February 29, 2016 and August 31, 2015 were as follows (in millions, except percentages):

	February 29, 2016		August 31, 2015
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Equity method investments	$1,217	12% - 50%	$1,242	12% - 50%

The Company's principal equity method investments include its investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; and the equity method investment retained through the sale of a majority interest in Option Care Inc. in fiscal 2015. See Note 20, Subsequent Event for further information.

Equity method investments of the Company are recorded within other non-current assets on the Consolidated Condensed Balance Sheets. The Company reported $9 million and $20 million of post-tax equity earnings in equity method investments for the three and six month periods ended February 29, 2016, respectively, in the Consolidated Condensed Statements of Earnings. The Company reported $8 million of post-tax equity earnings from equity method investments other than Alliance Boots for the three and six month periods ended February 28, 2015. Additionally, for the three and six month periods ended February 28, 2015, the Company reported equity earnings in Alliance Boots of $101 million and $315 million, respectively, as its own line in the Consolidated Condensed Statements of Earnings.

Summarized Financial Information
Summarized financial information for the Company’s equity method investments is as follows:

Balance Sheets (in millions)
	February 29, 2016(1)	August 31, 2015(1)
Current assets	$5,687	$5,015
Noncurrent assets	1,592	1,548
Current liabilities	4,598	3,936
Noncurrent liabilities	876	837
Shareholders’ equity(2)	1,805	1,790

Statements of Earnings (in millions)
	Three Months Ended		Six Months Ended
	February 29, 2016(3)	February 28, 2015(3)(4)	February 29, 2016(3)	February 28, 2015(3)(4)

Net sales	$3,286	$5,317	$6,489	$14,978
Gross Profit	374	979	702	3,168
Net Income	26	246	50	743
Share of income from equity method investments	9	109	20	323

(1)	Balance sheet information of foreign equity method investments are translated at their respective February 29, 2016 and August 31, 2015 spot rates.
(2)	Shareholders’ equity at February 29, 2016 and August 31, 2015 includes $170 million and $163 million, respectively, related to noncontrolling interests.
(3)	Statement of earnings information of foreign equity method investments are translated at their respective average exchange rates.
(4)
Includes equity method investment in Alliance Boots from Walgreen Co.’s pre-merger 45 percent interest for one month (December 2014) and four months (September through December 2014), respectively. See Note 1, Organization.

Note 6. Available-for-Sale Investments
Walgreens, Alliance Boots and AmerisourceBergen Corporation (“AmerisourceBergen”) entered into a Framework Agreement, dated as of March 18, 2013, pursuant to which Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, including the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock in open market transactions.

In conjunction with its long-term relationship with AmerisourceBergen, as of February 29, 2016, the Company held 11.5 million shares, approximately 5.6% of AmerisourceBergen’s outstanding common stock, at a total fair value of $993 million. The Company did not acquire any AmerisourceBergen common shares in the three and six month periods ended February 29, 2016.

Pursuant to Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, the Company, as of February 29, 2016, accounted for its investment in AmerisourceBergen shares as an available-for-sale investment reported at fair value within other non-current assets in the Consolidated Condensed Balance Sheets. As an available-for-sale investment, changes in the fair value are recorded through other comprehensive income. The value of the investment is recorded at the closing price of AmerisourceBergen common stock as of the balance sheet date. See Note 20, Subsequent Event for further information.

A summary of the cost and fair value of available-for-sale securities, with gross unrealized gains and losses, is as follows (in millions):

	February 29, 2016
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
AmerisourceBergen common stock	$717	$276	$-	$993
Other investments	38	-	(4)	34
Total available-for-sale investments	$755	$276	$(4)	$1,027

	August 31, 2015
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
AmerisourceBergen common stock	$717	$430	$-	$1,147
Other investments	37	-	(1)	36
Total available-for-sale investments	$754	$430	$(1)	$1,183

For the three and six month periods ended February 29, 2016, there were $1 million and $3 million, respectively, of available-for-sale securities sold. There were no sales of available-for-sale investments for the three and six month periods ended February 28, 2015.

The Company’s other available-for-sale investments are classified within other current assets in the Consolidated Condensed Balance Sheets.

Note 7. Acquisitions
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

The Company has completed the purchase accounting of the Second Step Transaction. The total purchase price of the Second Step Transaction of $15.9 billion included £3.133 billion in cash (approximately $4.9 billion at the December 31, 2014 spot rate of $1.56 to £1.00) and 144.3 million of the Company’s common shares at a fair value of $11.0 billion (based on the December 30, 2014 closing market price of $76.05). Of the total purchase price, $13.3 billion was allocated to acquire the 55% ownership interest in Alliance Boots and $2.6 billion was allocated to acquire the noncontrolling interest in WBAD. The purchase price attributed to the acquisition of the noncontrolling interest in WBAD was determined based on the relative fair value of Alliance Boots and WBAD, respectively.

The impact of the equity transaction is as follows (in millions):

Amount
Consideration attributable to WBAD	$2,559
Less: Carrying value of the Company’s pre-existing noncontrolling interest	130
Impact to additional paid in capital	$2,429

The following table summarizes the consideration paid to acquire the remaining 55% interest in Alliance Boots and the amounts of identified assets acquired and liabilities assumed at the date of the Second Step Transaction (in millions).

Consideration paid
Cash	$4,874
Common stock	10,977
Total consideration transferred	15,851
Less: consideration attributed to WBAD	(2,559)
13,292
Fair value of the investment in Alliance Boots held before the Second Step Transaction	8,149
Total consideration	$21,441

Identifiable assets acquired and liabilities assumed including noncontrolling interests
Cash and cash equivalents	$413
Accounts receivable	3,799
Inventories	3,713
Other current assets	894
Property, plant and equipment	3,806
Intangible assets	11,691
Other non-current assets	2,217
Trade accounts payable, accrued expenses and other liabilities	(7,696)
Borrowings	(9,010)
Deferred income taxes	(2,452)
Other non-current liabilities	(383)
Noncontrolling interests	(412)
Total identifiable net assets and noncontrolling interests	6,580
Goodwill	$14,861

As a result of the Company acquiring the remaining 55% interest in Alliance Boots, the Company’s previously held 45% interest was re-measured at fair value, resulting in a gain of $563 million. The gain has been recognized as Gain on previously held equity interest in the Consolidated Statements of Earnings for the fiscal year ended August 31, 2015.

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

The identified definite and indefinite lived intangible assets were as follows:

Definite-Lived Intangible Assets	Weighted-Average Useful Life (in years)	Amount (in millions)
Customer relationships	12	$1,311
Loyalty card holders	20	742
Trade names and trademarks	9	399
Favorable lease interests	7	93
Total		$2,545

Indefinite-Lived Intangible Assets	Amount (in millions)
Trade names and trademarks	$6,657
Pharmacy licenses	2,489
Total	$9,146

The goodwill of $14.9 billion arising from the Second Step Transaction primarily reflects the expected purchasing synergies, operating efficiencies by benchmarking performance and applying best practices across the Company, consolidation of operations, reductions in selling, general and administrative expenses and combining workforces.

Following the completion of the Second Step Transaction, the Company realigned its operations into three reportable segments: Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale. The Company determined that the goodwill should be allocated across all segments recognizing that each segment will benefit from the expected synergies.

The goodwill allocated to the Retail Pharmacy USA segment of $7.3 billion is comprised of $3.5 billion of synergy benefits allocable to the segment on a source of procurement benefit basis and $3.8 billion determined on a “with-and-without” basis. The source of procurement benefit basis allocates the synergy benefits to the segment whose purchase gave rise to the benefit. The “with-and-without” basis computes the difference between the fair value of the pre-existing business before the combination and its fair value after the combination, and since the pre-existing Walgreens business is now within the Retail Pharmacy USA segment, all of this difference is allocated to this segment. The “with-and-without” computation recognized that if the Second Step Transaction did not happen, then this was likely to negatively impact the existing Walgreens business, which already had a 45% interest in Alliance Boots, as the expected purchasing synergies and other benefits resulting from a full combination would not be fully realized.

Of the remaining goodwill, $3.9 billion was allocated to the Retail Pharmacy International segment and $3.7 billion was allocated to the Pharmaceutical Wholesale segment. Substantially all of the goodwill recognized is not expected to be deductible for income tax purposes.

The Company incurred legal and other professional services costs related to the Second Step Transaction, which were included in selling, general and administrative expenses, of $87 million in fiscal 2015 ($59 million and $83 million in the three and six months ended February 28, 2015, respectively). No costs related to the Second Step Transaction were incurred in the three and six month periods ended February 29, 2016.

The fair value of the assets acquired includes inventory having an estimated fair value of $3.7 billion. This fair value includes a $106 million fair value adjustment to capitalize the estimated profit in acquired finished goods inventory as of the date of the Second Step Transaction, which was expensed to cost of sales over the first inventory turn.

The following table presents supplemental unaudited condensed pro forma consolidated information for the three and six months ended February 28, 2015 as if the Second Step Transaction had occurred on September 1, 2014, the first day of the Company’s 2015 fiscal year. The unaudited condensed pro forma information reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing, transaction costs and the related income tax effects. The unaudited condensed pro forma information does not include any anticipated synergies that may be achievable subsequent to the date of the Second Step Transaction. The unaudited condensed pro forma information also excludes certain non-recurring items such as transaction related costs. Accordingly, the unaudited condensed pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the Second Step Transaction occurred at the beginning of the periods presented or the results which may occur in the future.

	Pro forma Three Months Ended February 28, 2015	Pro forma Six Months Ended February 28, 2015
(in millions, except per share amounts)
Net sales	$30,202	$59,173
Net earnings	1,253	2,621

Net earnings per common share:
Basic	$1.20	$2.51
Diluted	1.19	2.49

Other Acquisitions
The aggregate purchase price of all other businesses, net of cash received was $86 million for the six month period ended February 29, 2016. These acquisitions, primarily of an international beauty brand and prescription files, added $19 million to goodwill and $72 million to intangible assets. The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed. Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward. Pro forma results of the Company, assuming all of the other acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 8. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Total
August 31, 2015	$8,940	$3,898	$3,534	$16,372
Acquisitions	-	19	-	19
Other (1)	-	(3)	13	10
Currency translation adjustments	-	(309)	(296)	(605)
February 29, 2016	$8,940	$3,605	$3,251	$15,796

(1)	Other represents immaterial purchase accounting adjustments for prior year Company acquisitions.

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	February 29, 2016	August 31, 2015
Gross Amortizable Intangible Assets
Customer relationships	$1,293	$1,409
Purchased prescription files	904	885
Loyalty card holders	661	730
Trade names and trademarks	678	675
Favorable lease interests	457	440
Non-compete agreements	158	154
Purchasing and payer contracts	95	94
Total gross amortizable intangible assets	4,246	4,387

Accumulated amortization
Customer relationships	182	132
Purchased prescription files	536	470
Loyalty card holders	41	41
Trade names and trademarks	114	83
Favorable lease interests	246	207
Non-compete agreements	106	92
Purchasing and payer contracts	68	65
Total accumulated amortization	1,293	1,090
Total amortizable intangible assets, net	$2,953	$3,297

Indefinite Lived Intangible Assets
Trade names and trademarks	$5,947	$6,590
Pharmacy licenses	2,222	2,464
Total indefinite lived intangible assets	$8,169	$9,054

Total intangible assets, net	$11,122	$12,351

Amortization expense for intangible assets was $124 million and $216 million for the three and six months ended February 29, 2016, respectively, and $209 million and $276 million for the three and six months ended February 28, 2015, respectively.

Estimated annual amortization expense for intangible assets recorded at February 29, 2016 is as follows (in millions):

	2016	2017	2018	2019	2020
Estimated annual amortization expense	$401	$358	$318	$289	$254

Note 9. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt consist of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	February 29, 2016	August 31, 2015
Short-Term Borrowings(1)
Unsecured variable rate notes due 2016	$749	$747
Other(2)	303	321
Total short-term borrowings	$1,052	$1,068

Long-Term Debt(1)
Unsecured Pound Sterling variable rate term loan due 2019(3)	$2,013	$2,229
1.750% unsecured notes due 2017	747	746
5.250% unsecured notes due 2019(4)	253	250
2.700% unsecured notes due 2019	1,244	1,243
2.875% unsecured Pound Sterling notes due 2020(3)	552	612
3.300% unsecured notes due 2021	1,241	1,241
3.100% unsecured notes due 2022	1,193	1,193
3.800% unsecured notes due 2024	1,986	1,985
3.600% unsecured Pound Sterling notes due 2025(3)	414	459
2.125% unsecured Euro notes due 2026(5)	811	836
4.500% unsecured notes due 2034	494	494
4.400% unsecured notes due 2042	492	492
4.800% unsecured notes due 2044	1,492	1,491
Other(6)	42	44
Total long-term debt	$12,974	$13,315

(1)	All notes are presented net of unamortized discount and debt issuance costs, where applicable.
(2)
Other short-term borrowings represent a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various foreign currencies including bank overdrafts.

(3)	Pound Sterling denominated notes are translated at the spot rates of $1.39 and $1.54 to one British Pound Sterling at February 29, 2016 and August 31, 2015, respectively.
(4)	Also includes interest rate swap fair market value adjustments. See Note 11, Fair Value Measurements for additional fair value disclosures.
(5)	Euro denominated notes are translated at the spot rates of $1.09 and $1.12 to one Euro at February 29, 2016 and August 31, 2015, respectively.
(6)	Other long-term debt represents a mix of fixed and variable rate borrowings in various foreign currencies with various maturities.

$8.0 Billion Note Issuance
On November 18, 2014, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and estimated offering expenses) of $7.9 billion from a public offering of notes with varying maturities and interest rates, the majority of which are fixed rate. The notes are unsecured, unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding. The notes were fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens until August 10, 2015, when such guarantees were unconditionally released and discharged. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses, were $44 million. The fair value of the notes as of February 29, 2016 was $7.9 billion. Fair value for these notes was determined based upon quoted market prices.

The following table summarizes each tranche of notes issued:

Notes Issued (in millions)	Maturity Date	Interest Rate	Interest Payment Dates
$750	May 18, 2016	Variable; three month U.S. dollar LIBOR, reset quarterly, plus 45 basis points	February 18, May 18, August 18, and November 18; commencing on February 18, 2015
750	November 17, 2017	Fixed 1.750%	May 17 and November 17; commencing on May 17, 2015
1,250	November 18, 2019	Fixed 2.700%	May 18 and November 18; commencing on May 18, 2015
1,250	November 18, 2021	Fixed 3.300%	May 18 and November 18; commencing on May 18, 2015
2,000	November 18, 2024	Fixed 3.800%	May 18 and November 18; commencing on May 18, 2015
500	November 18, 2034	Fixed 4.500%	May 18 and November 18; commencing on May 18, 2015
1,500	November 18, 2044	Fixed 4.800%	May 18 and November 18; commencing on May 18, 2015
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

£700 Million and €750 Million Notes Issuance
On November 20, 2014, Walgreens Boots Alliance issued three series of debt securities denominated in Euros and Pound Sterling in a public offering, each with varying maturities and interest rates. Interest on all notes is payable annually on November 20, commencing on November 20, 2015. The notes are unsecured, unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding. The notes were fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens until August 10, 2015, when such guarantees were unconditionally released and discharged. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses, were $11 million. The fair value of the notes as of February 29, 2016 was $1.8 billion. Fair value for these notes was determined based upon quoted market prices.

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

The following table details each tranche of outstanding notes as of February 29, 2016:

Notes Issued (in millions)	Maturity Date	Interest Rate	Interest Payment Dates
$1,200	September 15, 2022	Fixed 3.100%	March 15 and September 15; commencing on March 15, 2013
500	September 15, 2042	Fixed 4.400%	March 15 and September 15; commencing on March 15, 2013
$1,700

The fair value of the notes outstanding as of February 29, 2016 was $1.6 billion. Fair value for these notes was determined based upon quoted market prices.

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

$1.0 Billion Note Issuance
On January 13, 2009, Walgreens issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of Walgreens. On December 31, 2014, Walgreens Boots Alliance fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens Boots Alliance and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance. The notes are not convertible or exchangeable. Total issuance costs relating to this offering, including underwriting discounts and fees, were $8 million. On August 10, 2015, $750 million aggregate principal amount of the notes were redeemed. The redemption price was equal to 111.734% of the aggregate principal amount of the notes redeemed plus accrued interest thereon to, but excluding, the redemption date; and included a $88 million make whole premium, which was recorded as interest expense on the Company’s Consolidated Statements of Earnings. The partial redemption of the notes resulted in $250 million aggregate principal amount of the notes remaining outstanding. The fair value of the notes outstanding as of February 29, 2016 was $270 million. Fair value for these notes was determined based upon quoted market prices.

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

Other Borrowings
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. There were no commercial paper borrowings outstanding as of February 29, 2016 or February 28, 2015, respectively. The Company had average daily short-term borrowings of $20 million of commercial paper outstanding at a weighted average interest rate of 0.62% for the six month period ended February 29, 2016. We had average daily short-term borrowings of $4 million of commercial paper outstanding at a weighted average interest rate of 0.46% for the six months ended February 28, 2015.

2014 Term Loan Agreement and Revolving Credit Agreement

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement (the “Term Loan Agreement”), which provides Walgreens Boots Alliance and Walgreens with the ability to borrow up to £1.45 billion on an unsecured basis. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on the Company’s credit ratings. As of February 29, 2016, Walgreens Boots Alliance had borrowed £1.45 billion ($2.0 billion at the February 29, 2016 spot rate of $1.39 to £1) under the Term Loan Agreement. The fair value of the Term Loan Agreement as of February 29, 2016 was $2.0 billion. Fair value of the borrowings under the Term Loan Agreement was determined based upon quoted market prices.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing prior Walgreens agreements dated July 20, 2011 and July 23, 2012. The new unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit. On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of February 29, 2016, there were no borrowings or letters of credit issued pursuant to the Revolving Credit Agreement.

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

2015 Bridge Credit Agreement and Term Loan Credit Agreement

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

On December 18, 2015, Walgreens Boots Alliance entered into a Bridge Term Loan Credit Agreement with the lenders party thereto and UBS AG, Stamford Branch, as administrative agent (as amended on January 20, 2016, the “Bridge Credit Agreement”) and a Term Loan Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (as amended on January 20, 2016, the “Term Loan Credit Agreement” and together with the Bridge Credit Agreement, the “2015 Credit Agreements”). The Commitment Letter and the commitments contemplated thereby terminated upon Walgreens Boots Alliance entering into the 2015 Credit Agreements.

The Bridge Credit Agreement is a 364-day unsecured bridge term loan facility. The aggregate commitments of all lenders under the Bridge Credit Agreement are equal to $7.8 billion, provided that Walgreens Boots Alliance may increase the commitments under the Bridge Credit Agreement at any time prior to the funding of the loans thereunder by up to $2.0 billion, subject to obtaining commitments from existing lenders and/or new lenders selected by Walgreens Boots Alliance and reasonably acceptable to the administrative agent. Walgreens Boots Alliance can extend up to $3.0 billion of the loans under the Bridge Credit Agreement for an additional 90-day period if desired. As of February 29, 2016, there were no borrowings under the Bridge Credit Agreement.

The Term Loan Credit Agreement is a two-tranche unsecured term loan facility, with the first tranche maturing three years after the earlier of the funding date and October 27, 2016, and the second tranche maturing five years after the earlier of the funding date and October 27, 2016. The aggregate commitments of all lenders under the Term Loan Credit Agreement are equal to $5.0 billion. As of February 29, 2016, there were no borrowings under the Term Loan Credit Agreement.

Walgreens Boots Alliance will be the borrower under each of the 2015 Credit Agreements. The ability of Walgreens Boots Alliance to request the making of loans under each of the 2015 Credit Agreements is subject to the satisfaction (or waiver) of certain conditions set forth therein and will terminate upon the occurrence of certain events set forth therein. Borrowings under each of the 2015 Credit Agreements will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. Upfront fees paid to date in connection with the 2015 Credit Agreements totaled $30 million. A maximum of a further $5 million in upfront fees is payable prior to, or at funding, subject to certain conditions. In addition, Walgreens Boots Alliance will also pay to the lenders under each of the 2015 Credit Agreements certain customary fees, including a ticking fee based on the aggregate outstanding commitments of the lenders under the applicable 2015 Credit Agreement starting at 90 days after signing. Each of the 2015 Credit Agreements contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60 to 1.00, as well as other customary restrictive covenants, which restrictive covenants shall not be in effect until the funding of the loans under the applicable 2015 Credit Agreement.

Note 10. Financial Instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of February 29, 2016, excluding warrants which are presented separately in this footnote, were as follows (in millions):

	Notional(1)	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$250	$5	Other non-current assets
Derivatives not designated as hedges:
Foreign currency forwards	465	1	Other current assets
Foreign currency forwards	768	16	Other current liabilities
Basis swap	2	1	Other current liabilities

(1)	Amounts are presented in U.S. dollar equivalents.

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

Fair Value Hedges
The Company entered into a series of interest rate swaps, converting $750 million of its 5.250% fixed rate notes to a floating interest rate based on the six month LIBOR in arrears plus a constant spread and an interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread. All swap termination dates coincide with the notes maturity date, January 15, 2019. These swaps were designated as fair value hedges. On August 10, 2015, the Company terminated $500 million of the six month LIBOR in arrears swaps and all of the one-month LIBOR in arrears swaps in connection with the repayment of the associated debt as described in Note 9, Short-Term Borrowings and Long-Term Debt.

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk were recognized as follows (in millions):

	Location in Consolidated	Three Months Ended		Six Months Ended
	Condensed Statements of Earnings	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Interest rate swaps	Interest expense, net	$(2)	$4	$(3)	$(6)
Notes	Interest expense, net	2	(4)	3	6

The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 9, Short-Term Borrowings and Long-Term Debt). At February 29, 2016 and August 31, 2015, the cumulative fair value adjustments resulted in an increase in long-term debt of $4 million and $1 million, respectively. No material gains or losses were recorded from ineffectiveness during the three and six months ended February 29, 2016 and February 28, 2015.

Derivatives not Designated as Hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of interest rate and foreign currency risks. The gains and losses due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

	Location in Consolidated	Three Months Ended		Six Months Ended
	Condensed Statements of Earnings	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Interest rate swaps	Interest expense, net	$-	$(1)	$-	$(1)
Foreign currency forwards	Selling, general and administrative expenses	(23)	(28)	(25)	(28)
Second Step Transaction foreign currency forwards	Other income (expense)	-	(70)	-	(166)
Foreign currency forwards	Other income (expense)	33	-	33	-

Warrants
As of February 29, 2016, the Company held (a) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share, exercisable during a six month period beginning in March 2016, (“Warrant 1”), and (b) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share, exercisable during a six month period beginning in March 2017 (“Warrant 2” and together with Warrant 1, the “Warrants”). Warrant 1 was exercised in full on March 18, 2016. See Note 20, Subsequent Event for further information.

The Company reports the Warrants at fair value. The fair value and balance sheet presentation of the Warrants was as follows (in millions):

	Location in Consolidated Condensed Balance Sheets	February 29, 2016	August 31, 2015
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$1,546	$2,140

The gains and losses due to changes in fair value of the Warrants recognized in earnings were as follows (in millions):

		Three Months Ended		Six Months Ended
	Location in Consolidated Condensed Statements of Earnings	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Warrants	Other income (expense)	$(532)	$559	$(594)	$849

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

Note 11. Fair Value Measurements
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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	February 29, 2016	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$175	$175	$-	$-
Money market funds (2)	2,659	2,659	-	-
Available-for-sale investments (3)	1,027	1,027	-	-
Interest rate swaps (4)	5	-	5	-
Foreign currency forwards (5)	1	-	1	-
Warrants (6)	1,546	-	1,546	-
Liabilities:
Basis swaps (5)	1	-	1	-
Foreign currency forwards (5)	16	-	16	-

	August 31, 2015	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$184	$184	$-	$-
Money market funds (2)	2,043	2,043	-	-
Available-for-sale investments (3)	1,183	1,183	-	-
Interest rate swaps (4)	2	-	2	-
Foreign currency forwards (5)	34	-	34	-
Warrants (6)	2,140	-	2,140	-
Liabilities:
Foreign currency forwards (5)	9	-	9	-

(1)	Restricted cash consists of deposits restricted under agency agreements and cash restricted by law and other obligations.
(2)	Money market funds are valued at the closing price reported by the fund sponsor.
(3)	Fair values of quoted investments are based on current bid prices as of the balance sheet dates. See Note 6, Available-for-Sale Investments for additional information.
(4)	The fair value of interest rate swaps is calculated by discounting the estimated cash flows received and paid based on the applicable observable yield curves. See Note 10, Financial Instruments for additional information.
(5)	The fair value of basis swaps and forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.
(6)	Warrants were valued using a Monte Carlo simulation. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen’s common stock; AmerisourceBergen’s common stock price at the valuation date; AmerisourceBergen’s equity volatility; the number of shares of AmerisourceBergen’s common stock outstanding; the number of AmerisourceBergen employee stock options and the exercise price; and the details specific to the Warrants.

There were no transfers between levels for the three and six month periods ended February 29, 2016 and February 28, 2015, respectively.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the consolidated financial statements. Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as Level 1. See Note 9, Short-Term Borrowings and Long-Term Debt for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

Note 12. Commitments and Contingencies
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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed an amended complaint on August 17, 2015, and defendants moved to dismiss the amended complaint on October 16, 2015. Lead plaintiff filed a response to the motion to dismiss on December 22, 2015, and defendants filed a reply in support of the motion on February 5, 2016.

As of February 29, 2016, the Company was aware of ten putative class action lawsuits (the “Rite Aid actions”) filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the Merger Agreement (the “Rite Aid Transactions”). Eight of the Rite Aid actions were filed in the Court of Chancery of the State of Delaware (the “Delaware actions”), one Rite Aid action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one Rite Aid action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Delaware actions and the Pennsylvania action primarily allege that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger; and also allege that Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. The federal action alleges, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The Delaware actions were consolidated, and plaintiffs filed a motion for expedited proceedings and a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote on the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the same Rite Aid shareholder vote. All such motions were denied, and the Rite Aid shareholders approved the Rite Aid Transactions at a special meeting on February 4, 2016. Each of the Rite Aid actions is still pending.

Note 13. Retirement Benefits
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

The obligation related to the Company’s pension plans was acquired as a result of the Second Step Transaction. The pension costs presented for 2015 represent the costs for the period from December 31, 2014 through February 28, 2015. Prior to December 31, 2014, Alliance Boots was accounted for as an equity method investee and as such, pension costs for fiscal 2015 prior to the date of the Second Step Transaction were reflected within Equity earnings in Alliance Boots on the Consolidated Condensed Statement of Earnings.

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Service costs	$-	$1	$2	$1
Interest costs	77	53	159	53
Expected returns on plan assets	(62)	(43)	(127)	(43)
Settlements	-	1	-	1
Total net periodic pension costs	$15	$12	$34	$12

The Company made cash contributions to its defined benefit pension plans of $9 million for the period ended February 29, 2016, which primarily related to committed funded payments. The Company plans to contribute an additional $66 million to its defined benefit pension plans in fiscal 2016.

Defined Contribution Plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution, which has historically related to adjusted FIFO earnings before interest and taxes and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Walgreens Boots Alliance Board of Directors (or Compensation Committee thereof). The profit-sharing provision was an expense of $53 million and $111 million for the three and six months ended February 29, 2016, respectively, compared to a benefit of $21 million for the three months and expense of $54 million for the six months ended February 28, 2015, respectively.

The Company also has a contract based defined contribution arrangement, the Alliance Boots Retirement Savings Plan, to which both the Company and participating employees contribute. The obligation related to the Alliance Boots Retirement Savings Plan was acquired as a result of the Second Step Transaction. The cost recognized in the Consolidated Condensed Statements of Earnings for the three and six month periods ended February 29, 2016 was $34 million and $69 million, respectively compared to $22 million in the prior year three and six month periods. Prior to December 31, 2014, Alliance Boots was accounted for as an equity method investee and as such, such costs for fiscal 2015 prior to the date of the Second Step Transaction were reflected within Equity earnings in Alliance Boots on the Consolidated Condensed Statement of Earnings.

Postretirement Healthcare Plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. The Company’s postretirement health benefit plan is not funded.

Components of net periodic benefit cost for the postretirement health benefit plan (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Service cost	$2	$2	$5	$5
Interest cost	5	4	10	8
Amortization of actuarial loss	5	5	9	10
Amortization of prior service cost	(7)	(6)	(14)	(12)
Total postretirement benefit cost	$5	$5	$10	$11

Note 14. Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 3.2 million outstanding options to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation as of February 29, 2016 compared to 3.4 million as of February 28, 2015. Anti-dilutive shares excluded from the year to date earnings per share calculation were 2.2 million compared to 5.0 million for the periods ending February 29, 2016 and February 28, 2015, respectively.

Note 15. Depreciation and Amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Depreciation expense	$346	$311	$644	$567
Intangible asset and other amortization	96	196	180	259
Total depreciation and amortization expense	$442	$507	$824	$826

The depreciation and amortization expense presented for 2015 include Alliance Boots costs for the period from December 31, 2014 through February 28, 2015. Prior to December 31, 2014, Alliance Boots was accounted for as an equity method investee and as such, depreciation and amortization expense were included for fiscal 2015 prior to the date of the Second Step Transaction within Equity earnings in Alliance Boots.

Note 16. Supplemental Cash Flow Disclosures
Cash interest paid was $302 million and $90 million in the six months ended February 29, 2016 and February 28, 2015, respectively. Cash paid for income taxes was $481 million and $553 million in the six months ended February 29, 2016 and February 28, 2015, respectively.

Note 17. Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three and six months ended February 29, 2016 and February 28, 2015 (in millions):

	Pension/Post- retirement Obligations	Unrecognized Gain (Loss) on Available-for-Sale Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Currency Translation Adjustments	Total
Balance at November 30, 2015	$32	$260	$(39)	$(911)	$(658)
Other comprehensive income (loss) before reclassification adjustments	(4)	(139)	-	(1,121)	(1,264)
Amounts reclassified from accumulated OCI	-	-	2	-	2
Tax benefit (provision)	2	51	(1)	-	52
Net other comprehensive income (loss)	(2)	(88)	1	(1,121)	(1,210)
Balance at February 29, 2016	$30	$172	$(38)	$(2,032)	$(1,868)

	Pension/Post- retirement Obligations	Unrecognized Gain (Loss) on Available-for-Sale Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Currency Translation Adjustments	Total
Balance at August 31, 2015	$29	$259	$(40)	$(462)	$(214)
Other comprehensive income (loss) before reclassification adjustments	(1)	(144)	-	(1,570)	(1,715)
Amounts reclassified from accumulated OCI	-	-	3	-	3
Tax benefit (provision)	2	57	(1)	-	58
Net other comprehensive income (loss)	1	(87)	2	(1,570)	(1,654)
Balance at February 29, 2016	$30	$172	$(38)	$(2,032)	$(1,868)

	Pension/Post- retirement Obligations	Unrecognized Gain (Loss) on Available-for-Sale Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Share of Alliance Boots OCI	Cumulative Translation Adjustments	Total
Balance at November 30, 2014	$14	$206	$(39)	$(92)	$(35)	$54
Other comprehensive income (loss) before reclassification adjustments	(8)	140	2	(89)	(358)	(313)
Amounts reclassified from accumulated OCI	-	-	(1)	230	80	309
Tax benefit (provision)	-	(50)	(1)	(49)	(18)	(118)
Net other comprehensive income (loss)	$(8)	$90	$-	$92	$(296)	$(122)
Balance at February 28, 2015	$6	$296	$(39)	$-	$(331)	$(68)

	Pension/Post- retirement Obligations	Unrecognized Gain (Loss) on Available-for-Sale Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Share of Alliance Boots OCI	Cumulative Translation Adjustments	Total
Balance at August 31, 2014	$15	$107	$(27)	$(113)	$154	$136
Other comprehensive income (loss) before reclassification adjustments	(10)	297	(18)	(57)	(648)	(436)
Amounts reclassified from accumulated OCI	-	-	(1)	230	80	309
Tax benefit (provision)	1	(108)	7	(60)	83	(77)
Net other comprehensive income (loss)	$(9)	$189	$(12)	$113	$(485)	$(204)
Balance at February 28, 2015	$6	$296	$(39)	$-	$(331)	$(68)

Note 18. Segment Reporting
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

The segment information reflects the operating results of the Company’s business segments. The Company began recording revenue and expense transactions using the new segments effective January 1, 2015. Beginning January 1, 2015, synergy benefits including WBAD operations have been allocated to the Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale segments on a source of procurement benefit basis. Under this method, the synergy benefits are allocated to the segment whose purchase gave rise to the benefit. A synergy arising on the purchase of an item for use in an entity in the Retail Pharmacy USA segment is recognized in the Retail Pharmacy USA segment and similarly for the Retail Pharmacy International and Pharmaceutical Wholesale segments. Procurement service income related to third parties is recognized in the Pharmaceutical Wholesale segment. Corporate costs have been allocated to segments based on their respective gross profit.

Our Retail Pharmacy International and Pharmaceutical Wholesale segments were acquired as part of the Second Step Transaction in which we acquired the 55% of Alliance Boots that we did not already own on December 31, 2014. The Company has determined that it is impracticable to restate segment information for periods prior the completion of the Second Step Transaction, as well as to provide disclosures for such periods under both the old basis and new basis of reporting for certain items. Specifically, WBAD operations prior to December 31, 2014 were recorded in the Retail Pharmacy USA segment and have not been restated, as the Company believes it is impracticable to separate the information to the individual reportable segments. Equity earnings from Alliance Boots prior to the completion of the Second Step Transaction has been recorded within the Retail Pharmacy USA segment. The equity earnings of the 45% interest in Alliance Boots have not been separated into the Retail Pharmacy International and Pharmaceutical Wholesale segments for the prior period, as the Company believes it is impracticable. Accordingly, only two months of results (January and February 2015) have been reported for these segments for the three and six months ended February 28, 2015.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Three Months Ended February 29, 2016
Sales to external customers	$21,500	$3,627	$5,057	$-	$30,184
Intersegment sales	-	62	570	(632)	-
Total Sales	$21,500	$3,689	$5,627	$(632)	$30,184

Adjusted Operating Income	$1,632	$335	$155	$(2)	$2,120

Three Months Ended February 28, 2015
Sales to external customers	$21,048	$2,017	$3,508	$-	$26,573
Intersegment sales	-	30	357	(387)	-
Total Sales	$21,048	$2,047	$3,865	$(387)	$26,573

Adjusted Operating Income	$1,598	$125	$121	$(4)	$1,840

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Six Months Ended February 29, 2016
Sales to external customers	$41,870	$7,086	$10,261	$-	$59,217
Intersegment sales	-	134	1,162	(1,296)	-
Total Sales	$41,870	$7,220	$11,423	$(1,296)	$59,217

Adjusted Operating Income	$2,875	$650	$321	$(7)	$3,839

Six Months Ended February 28, 2015
Sales to external customers	$40,602	$2,017	$3,508	$-	$46,127
Intersegment sales	-	30	357	(387)	-
Total Sales	$40,602	$2,047	$3,865	$(387)	$46,127

Adjusted Operating Income	$2,716	$125	$121	$(4)	$2,958

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Three Months Ended February 29, 2016
Adjusted Operating Income	$1, 632	$335	$155	$(2)	$2,120
Acquisition-related amortization					(101)
Cost transformation					(28)
LIFO provision					(68)
Acquisition-related costs					(33)
Asset impairment					(30)
Operating Income					$1,860

Three Months Ended February 28, 2015
Adjusted Operating Income	$1,598	$125	$121	$(4)	$1,840
(Decrease) increase in fair market value of warrants					(6)
Acquisition-related amortization					(217)
LIFO provision					(55)
Acquisition-related costs					(59)
Asset impairment					(110)
Store closures and other optimization costs					(16)
Operating Income					$1,377

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Six Months Ended February 29, 2016
Adjusted Operating Income	$2,875	$650	$321	$(7)	$3,839
Acquisition-related amortization					(182)
Cost transformation					(118)
LIFO provision					(114)
Acquisition-related costs					(67)
Asset impairment					(30)
Operating Income					$3,328

Six Months Ended February 28, 2015
Adjusted Operating Income	$2,716	$125	$121	$(4)	$2,958
(Decrease) increase in fair market value of warrants					123
Acquisition-related amortization					(306)
LIFO provision					(107)
Acquisition-related costs					(83)
Asset impairment					(110)
Store closures and other optimization costs					(44)
Operating Income					$2,431

Note 19. Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This ASU increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. At the lease commencement date, lessee recognizes a lease liability and right-of-use asset, which is initially measured at the present value of future lease payments. There are two approaches for amortizing the right-of use asset. Under the finance lease approach, interest on the lease liability is recognized separately from amortization of the right-of-use asset. Repayments of the principal portion of the lease liability will be classified as financing activities and payments of interest on the lease liability and variable lease payments will be classified as operating activities in the statement of cash flows. Under the operating lease approach, the cost of the lease is calculated on a straight-line basis over the life of the lease term. All cash payments are classified as operating activities in the statement of cash flows. For sale and leaseback transactions, in order for a sale to occur, the transfer of the asset must meet all criteria in Topic 606. If there is no sale for the seller-lessee, the buyer-lessor does not account for a purchase. Any consideration paid for the asset is accounted for as a financing transaction. For transactions previously accounted for as a sale and leaseback, the transition guidance in Topic 842 does not require an entity to assess whether the transaction would have qualified as a sale and a leaseback in accordance with Topic 842. Additionally, gains recorded under sale and leaseback transactions are recognized at the transaction date and no longer deferred over the lease term. This ASU is effective for annual periods beginning after December 15, 2018 (fiscal 2020). In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. For a description of the Company’s lease obligations, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The Company has begun evaluating and planning for the adoption and implementation of this ASU, including assessing the overall impact. This ASU will have a material impact on the Company’s financial statements. The impact on the Company’s results of operations is being evaluated. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). This ASU requires equity investments (except those under the equity method of accounting or those that result in the consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This simplifies the impairment assessment of equity investments previous held at cost. Separate presentation of financial assets and liabilities by measurement category is required. This ASU is effective prospectively for annual periods beginning after December 15, 2017 (fiscal 2019). Early application is not permitted. The Company is evaluating the effect of adopting this new accounting guidance.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). This ASU simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. This ASU may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented for annual periods beginning after December 16, 2016 and interim periods thereafter (fiscal 2018), with early adoption permitted, and may require additional disclosure based on the application method selected. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirements to retrospectively account for those adjustments. This guidance applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period having an adjustment to provisional amounts recognized. This ASU is effective prospectively for annual periods beginning after December 31, 2016 and interim periods thereafter (fiscal 2018) with early adoption permitted. The Company adopted this ASU on March 1, 2016. The adoption of this ASU did not have a material impact on the Company’s results of operations, cash flows or financial position.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017 (fiscal 2019). This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 (fiscal 2018). In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance including the transition method.

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

Note 20. Subsequent Event
On March 18, 2016, the Company exercised Warrant 1 (described in Note 10, Financial Instruments) in full, resulting in the acquisition from AmerisourceBergen of 22,696,912 shares of AmerisourceBergen common stock for an aggregate exercise price payment of $1.17 billion. The transaction was funded using existing cash on hand. Following the exercise of Warrant 1, the Company owned 34,157,955 outstanding AmerisourceBergen common shares representing approximately 15.2% of the outstanding AmerisourceBergen common stock (based on shares outstanding as of March 16, 2016 adjusted to give effect to the exercise of Warrant 1, as reported by AmerisourceBergen in its Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2016). The Company continues to hold Warrant 2, which the Company has the right to exercise beginning in March 2017.

Effective March 18, 2016, the Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to its investment being classified within the operating income of the Company’s Pharmaceutical Wholesale segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization (as defined below) on December 31, 2014 and, prior to that time, to its predecessor Walgreen Co. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

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

On October 27, 2015, Walgreens Boots Alliance entered into an Agreement and Plan of Merger with Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of Walgreens Boots Alliance (the “Merger Agreement”), pursuant to which we agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,560 stores in 31 states and the District of Columbia as of the date of the most recent Rite Aid Quarterly Report on Form 10-Q. The Merger Agreement was approved by Rite Aid stockholders in February 2016. The transaction is expected to close in the second half of calendar year 2016, subject to regulatory approvals and other customary closing conditions.

SEGMENTS
Prior to December 31, 2014, our operations were within one reportable segment. Following the completion of the Reorganization and the Second Step Transaction on December 31, 2014, we organized our operations to reflect our new structure. Our operations are organized into three divisions, which are also our reportable segments:

•	Retail Pharmacy USA;
•	Retail Pharmacy International; and
•	Pharmaceutical Wholesale.

COMPARABILITY
As a result of the completion of the Second Step Transaction on December 31, 2014, there are a number of items that affect comparability of reported results. Prior to December 31, 2014, our operations were within one reportable segment that included the results of the Retail Pharmacy USA division and corporate costs, along with the full consolidated results of Walgreens Boots Alliance Development GmbH (“WBAD”), a global sourcing enterprise formed by Walgreens and Alliance Boots, and equity earnings from Alliance Boots (on a three month reporting lag). Upon completion of the Second Step Transaction, Alliance Boots became a consolidated subsidiary and we eliminated the three month reporting lag. Prior period results have been recast to reflect the elimination of the reporting lag. Additionally, following the completion of the Reorganization and the Second Step Transaction on December 31, 2014, we now report results in three segments. Segmental reporting includes the allocation of synergy benefits, including WBAD’s results, and the combined corporate costs for periods subsequent to December 31, 2014. We have determined that it is impracticable to allocate historical results to the current segmental presentation. Accordingly, our Retail Pharmacy USA segment results for periods prior to December 31, 2014 include all corporate costs of Walgreen Co., the full consolidated results of WBAD and equity income from Walgreen Co.'s pre-closing 45 percent interest in Alliance Boots.

The completion of the Second Step Transaction on December 31, 2014 also means that results for the three and six month periods ended February 29, 2016 include the results of Alliance Boots on a fully consolidated basis, while the three and six month periods ended February 28, 2015 include the results of Alliance Boots for two months (January and February 2015) on a fully consolidated basis and as equity income from Walgreen Co.’s pre-merger 45 percent interest in Alliance Boots for one month (December 2014) and four months (September through December 2014), respectively.

Period-over-period comparisons of results require consideration of the foregoing factors and are not directly comparable.

In addition, our sales results are affected by a number of factors, including our sales performance during holiday periods and during the cough, cold and flu season; foreign currency fluctuations; significant weather conditions; timing of our own or competitor discount programs and pricing actions; levels of reimbursement from governmental agencies and other third party payers; and general economic conditions in the markets in which we operate.

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
On March 19, 2013, Walgreens, Alliance Boots and AmerisourceBergen Corporation (“AmerisourceBergen”) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which branded and generic pharmaceutical products will be sourced from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through WBAD, a global sourcing enterprise; and agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time through open market purchases and pursuant to warrants to acquire AmerisourceBergen common stock and gain associated representation on AmerisourceBergen’s Board of Directors in certain circumstances. In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013 for more detailed information regarding these agreements and arrangements.

As of February 29, 2016, we held (a) 11,461,043 outstanding shares of AmerisourceBergen common stock acquired in open market transactions; (b) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 (“Warrant 1”); and (c) warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (“Warrant 2” and together with Warrant 1, the “Warrants”). We can acquire up to a total of 19,859,795 AmerisourceBergen shares in the open market. The amount of permitted open market purchases is subject to increase in certain circumstances.

On March 18, 2016, we exercised Warrant 1 in full, resulting in the acquisition from AmerisourceBergen of 22,696,912 shares of AmerisourceBergen common stock for an aggregate exercise price payment of $1.17 billion. Following the exercise of Warrant 1, the Company owned 34,157,955 outstanding AmerisourceBergen common shares representing approximately 15.2% of the outstanding AmerisourceBergen common stock (based on shares outstanding as of March 16, 2016 adjusted to give effect to the exercise of Warrant 1, as reported by AmerisourceBergen in its Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2016).

Effective March 18, 2016, we account for our investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to our investment being classified within the operating income of our Pharmaceutical Wholesale segment. Due to the March 18, 2016 effective date and the two-month reporting lag, the results for our fiscal quarter ending May 31, 2016 will include approximately two weeks of equity method income relating to our investment in AmerisourceBergen.

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

The Company incurred pre-tax charges of $28 million and $118 million related to the Cost Transformation Program during the three and six month periods ended February 29, 2016. No charges were incurred with respect to the Cost Transformation Program in the three and six month periods ended February 28, 2015. From inception through February 29, 2016, the Company incurred pre-tax charges of $660 million ($254 million in real estate costs, $248 million related to asset impairment charges and $158 million in severance and other business transition and exit costs) related to the Cost Transformation Program. All charges related to the Cost Transformation Program have been recorded within selling, general and administrative expenses.

In March 2014, the Walgreens Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources within Retail Pharmacy USA segment in a manner intended to increase stockholder value. As of August 31, 2015, this plan was completed and no additional charges related to the plan are expected. There were no charges incurred in the three month period ended February 28, 2015. For the six months ended February 28, 2015, the Company incurred pre-tax charges of $17 million, which were primarily related to lease termination costs. All charges related to this plan have been recorded within selling, general and administrative expenses.

Restructuring costs by segment are as follows (in millions):

Retail Pharmacy
Three Months Ended February 29, 2016	USA	International	Pharmaceutical Wholesale	Consolidated
Real estate costs	$-	$-	$-	$-
Asset impairments	-	-	-	-
Severance and other business transition and exit costs	25	3	-	28
Total restructuring costs	$25	$3	$-	$28

Three Months Ended February 28, 2015
Real estate costs	$-	$-	$-	$-
Asset impairments	-	-	-	-
Severance and other business transition and exit costs	-	-	-	-
Total restructuring costs	$-	$-	$-	$-

	Retail Pharmacy
Six Months Ended February 29, 2016	USA	International	Pharmaceutical Wholesale	Consolidated
Real estate costs	$52	$-	$-	$52
Asset impairments	25	-	-	25
Severance and other business transition and exit costs	33	8	-	41
Total restructuring costs	$110	$8	$-	$118

Six Months Ended February 28, 2015
Real estate costs	$17	$-	$-	$17
Asset impairments	-	-	-	-
Severance and other business transition and exit costs	-	-	-	-
Total restructuring costs	$17	$-	$-	$17

As the program is implemented, the restructuring charges will be recognized as the costs are incurred over time in accordance with GAAP.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary Note Regarding Forward-Looking Statements” below.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the three and six months ended February 29, 2016 and February 28, 2015, respectively. As a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots on December 31, 2014. As such, the three and six month periods ended February 29, 2016 reflects the full consolidation of Alliance Boots results, while the three and six month periods ended February 28, 2015 include the results of Alliance Boots as equity income from Walgreens’ pre-merger 45 percent interest for one month (December 2014) and four months (September through December 2014), respectively.

	(in millions, except per share amounts)
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$30,184	$26,573	$59,217	$46,127
Gross Profit	7,944	6,882	15,446	12,178
Selling, general and administrative expenses	6,084	5,606	12,118	10,062
Operating Income	1,860	1,377	3,328	2,431
Adjusted Operating Income (Non-GAAP measure)(1)	2,120	1,840	3,839	2,958
Earnings Before Interest and Tax Provision	1,364	2,587	2,775	3,840
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	930	2,042	2,040	2,892
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(1)	1,423	1,244	2,555	1,993
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	0.85	1.93	1.87	2.88
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(1)	1.31	1.18	2.34	1.98

	Percentage Increases/(Decreases)
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	13.6	35.5	28.4	21.6
Gross Profit	15.4	21.8	26.8	12.7
Selling, general and administrative expenses	8.5	22.7	20.4	12.4
Operating Income	35.1	13.1	36.9	11.3
Adjusted Operating Income (Non-GAAP measure)(1)	15.2	30.7	29.8	19.7
Earnings Before Interest and Tax Provision	(47.3)	123.4	(27.7)	63.4
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	(54.5)	185.2	(29.5)	101.0
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(1)	14.4	33.2	28.2	22.9
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	(56.0)	160.8	(35.1)	93.3
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(1)	11.0	21.6	18.2	17.2

	Percent to Net Sales
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Gross Margin	26.3	25.9	26.1	26.4
Selling, general and administrative expenses	20.2	21.1	20.5	21.8

(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
Our results for the three and six months ended February 29, 2016 as compared to the prior year periods are impacted by the Second Step Transaction, which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. The completion of the Second Step Transaction on December 31, 2014 means that results for the three and six month periods ended February 29, 2016, include the results of Alliance Boots on a fully consolidated basis, while the three and six months ended February 28, 2015 include the results of Alliance Boots for two months (January and February 2015) on a fully consolidated basis and as equity income from Walgreen Co.’s pre-merger 45 percent interest for one month (December 2014) and four months (September through December 2014), respectively.

Net earnings attributable to Walgreens Boots Alliance for the quarter ended February 29, 2016 were $930 million, or $0.85 per diluted share as compared to $2.0 billion, or $1.93 per diluted share in the comparable prior year period. The decrease in net earnings per diluted share for the three month period ended February 29, 2016 was attributable to last year’s second quarter non-cash gain of $814 million associated with the remeasurement to fair value on December 31, 2014 of the Company’s previously-held equity investment in Alliance Boots and the fair value adjustments on AmerisourceBergen warrants.

Net earnings attributable to Walgreens Boots Alliance for the six months ended February 29, 2016 were $2.0 billion, or $1.87 per diluted share as compared to $2.9 billion, or $2.88 per diluted share in the comparable prior year period. The decrease in net earnings per diluted share for the six month period ended February 29, 2016 was attributable to fair value adjustments on AmerisourceBergen warrants and last year’s second quarter non-cash gain of $814 million associated with the remeasurement to fair value on December 31, 2014 of the Company’s previously-held equity investment in Alliance Boots.

Other income (expense) for the three and six months ended February 29, 2016 was a loss of $496 million and $553 million, respectively, as compared to income of $504 million and $703 million in the three and six months ended February 28, 2015, respectively. Following the completion of the Second Step Transaction, fair value adjustments related to the AmerisourceBergen warrants held by a subsidiary are recorded within other income (expense) rather than equity earnings in Alliance Boots. The change in fair value of our AmerisourceBergen warrants resulted in recording a loss of $529 million in the current quarter and $586 million for the six month period ended February 29, 2016 as compared to income of $559 million and $849 million for the three and six months ended February 28, 2015, primarily attributable to the change in the price of AmerisourceBergen’s common stock. We also recognized a gain of $33 million for the three and six months ended February 29, 2016 on derivative contracts that were not designated as accounting hedges, compared to losses of $60 million and $156 million, respectively, in the comparable three and six month prior year periods. The prior year losses primarily relate to foreign currency forward contracts entered into in consideration of the delivery of foreign cash consideration related to the Second Step Transaction.

Interest was a net expense of $140 million for the three months ended February 29, 2016 and $278 million for the six months ended February 29, 2016 compared to $144 million and $199 million for the comparable prior year quarter and the six months ended February 28, 2015. The increase in interest expense for the six month period is primarily due to the notes we issued to fund a portion of the cash consideration payable in connection with the Second Step Transaction and to subsequently refinance substantially all of Alliance Boots outstanding borrowings following completion of the Second Step Transaction.

The effective tax rate for the three months ended February 29, 2016 was 24.6% compared to 16.0% for the three months ended February 28, 2015. The increase in the effective tax rate is primarily attributable to reduced discrete tax benefits, partly offset by a lower estimated annual tax rate.  During the three months ended February 28, 2015 we recorded net discrete tax benefits, primarily related to the previously held equity investment gain associated with our acquisition of the 55% interest in Alliance Boots that we did not previously own in the Second Step Transaction.  Those discrete tax benefits did not recur during the three months ended February 29, 2016.  The lower estimated annual tax rate results from changes in the geographic mix of our forecasted pre-tax earnings as well as increased permanent book-tax differences that favorably impacted our estimated annual tax rate and reduced permanent book-tax differences that negatively impacted our estimated annual tax rate.

The effective tax rate for the six months ended February 29, 2016 was 18.7% compared to 19.6% for the six months ended February 28, 2015. The decrease in the effective tax rate is primarily attributable to a lower estimated annual tax rate, which was partly offset by the reduced impact of discrete tax benefits during the current period.  The lower estimated annual tax rate results from changes in the geographic mix of our forecasted pre-tax earnings as well as increased permanent book-tax differences that favorably impacted our estimated annual tax rate and reduced permanent book-tax differences that negatively impacted our estimated annual tax rate.  For the six months ended February 28, 2015 discrete tax items favorably impacted the tax rate by 12.1% as compared to 6.9% for the six months ended February 29, 2016.  The discrete tax benefits for the six months ended February 28, 2015 primarily related to recognizing the benefits of previously unrecognized deferred tax assets due to our generation of capital gain income from sale-leaseback transactions and the tax impact related to the previously-held equity investment gain associated with our acquisition of the remaining 55% interest in Alliance Boots that we did not previously own in the Second Step Transaction.  The discrete tax benefits for the six months ended February 29, 2016 primarily relate to the $178 million deferred tax impact of certain tax rate reductions enacted by the United Kingdom.

Walgreens Boots Alliance Adjusted Net Earnings Per Diluted Share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the quarter ended February 29, 2016 were $1.4 billion, or $1.31 per diluted share as compared to $1.2 billion, or $1.18 per diluted share in the comparable prior year period. The increase in adjusted net earnings and adjusted net earnings per diluted share for the three months ended February 29, 2016 was primarily attributable to higher sales and lower selling, general and administrative expenses as a percentage of sales offset partially by a higher effective tax rate. Adjusted net earnings attributable to Walgreens Boots Alliance for the six months ended February 29, 2016 were $2.6 billion, or $2.34 per diluted share as compared to $2.0 billion, or $1.98 per diluted share in the comparable prior year period. The increase in adjusted net earnings and adjusted net earnings per diluted share for the six months ended February 29, 2016 was primarily attributable to higher sales and lower selling, general and administrative expenses as a percentage of sales and offset partially by lower gross margins and a higher effective tax rate. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
As a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots as of December 31, 2014. As such, the three and six month periods ended February 28, 2015 include equity income from Walgreen Co.’s pre-merger 45 percent interest in Alliance Boots for one month (December 2014) and four months (September through December 2014), respectively.

	(in millions, except location amounts)
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Total Sales	$21,500	$21,048	$41,870	$40,602
Gross Profit	5,895	5,746	11,340	11,042
Selling, general and administrative expenses	4,466	4,555	8,883	9,011
Operating Income	1,429	1,292	2,457	2,346
Adjusted Operating Income (Non-GAAP measure)(1)	1,632	1,598	2,875	2,716
Number of Prescriptions(2)	187	182	373	363
30 Day Equivalent Prescriptions(2)(3)	233	224	464	446
Number of Locations at period end	8,196	8,333	8,196	8,333

	Percentage Increases/(Decreases)
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Total Sales	2.1	7.4	3.1	7.0
Gross Profit	2.6	1.7	2.7	2.2
Selling, general and administrative expenses	(2.0)	(0.3)	(1.4)	0.7
Operating Income	10.6	6.2	4.7	7.4
Adjusted Operating Income (Non-GAAP measure)(1)	2.1	13.5	5.9	9.9
Comparable Store Sales(4)	2.2	6.9	4.0	6.3
Pharmacy Sales	3.2	10.1	4.9	9.5
Comparable Pharmacy Sales(4)	3.7	9.7	6.5	8.9
Retail Sales	0.3	2.8	(0.3)	2.6
Comparable Retail Sales(4)	(0.3)	2.5	(0.4)	2.0
Comparable Number of Prescriptions(2)(4)	1.3	4.2	2.4	3.5
Comparable 30 Day Equivalent Prescriptions(2)(3)(4)	2.8	5.0	3.8	4.6

	Percent to Total Sales
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Gross Margin	27.4	27.3	27.1	27.2
Selling, general and administrative expenses	20.8	21.6	21.2	22.2

(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
(2)	Includes immunizations.
(3)	Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.
(4)	The three and six month periods ended February 29, 2016 figures include an adjustment to remove February 29, 2016 results due to the leap year.

Sales for the Three Months Ended February 29, 2016 compared to February 28, 2015
The Retail Pharmacy USA division’s total sales for the quarter ended February 29, 2016 increased to $21.5 billion, a 2.1% increase over the comparable prior year quarter. Sales in comparable store sales increased 2.2% from the comparable prior year quarter. The increase was driven by growth in Medicare Part D prescriptions, partially offset by the impact from the sale of a majority interest in our infusion business in fiscal 2015 and a weak cough, cold and flu season. Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. Comparable store data has also been adjusted to remove the effects of February 29, 2016 due to the leap year.

Pharmacy sales increased by 3.2% in the three months ended February 29, 2016 and represented 65.0% of the division’s total sales. In the three months ended February 28, 2015, pharmacy sales were up 10.1% and represented 64.4% of the division’s total sales. Comparable pharmacy sales were up 3.7% in the three months ended February 29, 2016 compared to an increase of 9.7% in the three months ended February 28, 2015. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.9% in the current quarter versus a reduction of 1.4% in the same period last year. The effect of generics on division total sales was a reduction of 1.1% in the current quarter compared to a reduction of 0.8% for the prior year quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.2% of prescription sales for the three month period ended February 29, 2016 compared to 96.4% for the three month period last year. The total number of prescriptions (including immunizations) filled for the current quarter was approximately 187 million compared to 182 million for the same period last year. Prescriptions (including immunizations) adjusted to 30 day equivalents were 233 million in the current quarter versus 224 million in the prior year quarter.

Retail sales increased 0.3% for the three months ended February 29, 2016 and were 35.0% of the division’s total sales. In comparison, for the three months ended February 28, 2015, retail sales increased 2.8% and comprised 35.6% of the division’s total sales. Comparable retail sales decreased 0.3% for the current quarter compared to an increase of 2.5% in the prior period. The decrease in comparable retail sales in the current quarter was primarily due to a weak cough, cold and flu season. This decrease was partially offset by increased sales of giftable products during the holiday season, vitamins and first aid products.

Operating Income for the Three Months Ended February 29, 2016 compared to February 28, 2015
Retail Pharmacy USA division’s operating income for the three months ended February 29, 2016 increased to $1.4 billion, a 10.6% increase over the comparable prior year quarter. The increase is primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales and higher gross margins, partially offset by having no equity earnings in Alliance Boots in the current period versus one month in the comparable prior year period.

Gross margin as a percent of sales was 27.4% in the current quarter compared to 27.3% in the comparable quarter last year. Pharmacy margins were positively impacted in the quarter by procurement efficiencies and additional brand-to-generic drug conversions compared with the prior year period. The increase in pharmacy margins was partially offset by lower third-party reimbursements including new Medicare Part D rates that came into effect on January 1, 2016 and an increase in Medicare Part D mix, including the strategy to continue driving 90-day prescriptions at retail. Retail margins were positively impacted in the current quarter primarily from household, grocery and beauty categories partially offset by seasonal and snacks categories.

Selling, general and administrative expenses as a percentage of sales were 20.8% for the current quarter compared to 21.6% in the same period a year ago. As a percentage of sales, expenses in the current quarter were lower primarily due to increased store labor efficiencies and cost controls.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended February 29, 2016 compared to February 28, 2015
Retail Pharmacy USA division’s adjusted operating income for the three months ended February 29, 2016 increased to $1.6 billion, a 2.1% increase over the comparable prior year quarter. The increase is primarily due to higher sales, lower selling, general and administrative expenses as a percentage of sales and higher gross margins partially offset by having no equity earnings in Alliance Boots in the current period versus one month in the comparable prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the Six Months Ended February 29, 2016 compared to February 28, 2015
The Retail Pharmacy USA division’s total sales for the six months ended February 29, 2016 increased to $41.9 billion, a 3.1% increase over the comparable prior year period. Total sales increased primarily due to higher comparable store sales, which increased 4.0% over the comparable prior year period, partially offset by the impact from the sale of a majority interest in our infusion business in fiscal 2015 and store closures during the six months ended February 29, 2016. Comparable store data has been adjusted to remove the effects of February 29, 2016 due to the leap year. We operated 8,196 locations (8,187 drugstores) as of February 29, 2016, compared to 8,333 locations (8,232 drugstores) as of February 28, 2015 (which included 90 infusion and respiratory services facilities in which we sold a majority interest in fiscal 2015).

Pharmacy sales increased by 4.9% in the six months ended February 29, 2016 and represented 66.7% of the division’s total sales. In the six months ended February 28, 2015, pharmacy sales were up 9.5% and represented 65.5% of the division’s sales. Comparable pharmacy sales were up 6.5% in the six months ended February 29, 2016 compared to an increase of 8.9% in the six months ended February 28, 2015. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.2% in the current six month period ended February 29, 2016 versus a reduction of 1.6% in the comparable period last year. The effect of generics on division total sales was a reduction of 1.3% in the current six month period compared to a reduction of 0.9% for the prior year’s period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.2% of prescription sales for the six month period ended February 29, 2016 compared to 96.5% for the six month period last year. The total number of prescriptions (including immunizations) filled for the six months ended February 29, 2016 was approximately 373 million compared to 363 million for the same period last year. Prescriptions (including immunizations) adjusted to 30 day equivalents were 464 million in the current six month period versus 446 million in the comparable prior year period.

Retail sales decreased 0.3% for the six months ended February 29, 2016 and were 33.3% of the division’s total sales. In comparison, for the six months ended February 28, 2015 retail sales increased 2.6% and comprised 34.5% of the division’s total sales. Comparable retail sales decreased 0.4% for the current six month period compared to an increase of 2.0% in the comparable prior year period. The decrease in comparable retail sales in the six months ended February 29, 2016 was primarily attributable to decreased customer traffic partially offset by an increase in basket size.

Operating Income for the Six Months Ended February 29, 2016 compared to February 28, 2015
Retail Pharmacy USA division’s operating income for the six months ended February 29, 2016 increased to $2.5 billion, a 4.7% increase over the comparable prior year period. The increase is primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by having no equity earnings in Alliance Boots in the current period versus four months in the comparable prior year period.

Gross margin as a percent of sales was 27.1% for the six months ended February 29, 2016 compared to 27.2% in the comparable period last year. Pharmacy margins were negatively impacted in the period by lower third-party reimbursements (including new Medicare Part D rates that came into effect on January 1, 2016) and an increase in Medicare Part D mix, including the strategy to continue driving 90-day prescriptions at retail. The decrease in pharmacy margins was partially offset by procurement efficiencies and additional brand-to-generic drug conversions compared with the prior year period. Retail margins were positively impacted in the current period primarily from the household, grocery and personal care categories partially offset by the snacks category.

Selling, general and administrative expenses as a percentage of sales were 21.2% for the six month period ended February 29, 2016 compared to 22.2% in the same period a year ago. As a percentage of sales, expenses in the current period were lower primarily due to increased store labor efficiencies and cost controls.

Adjusted Operating Income (Non-GAAP measure) for the Six Months Ended February 29, 2016 compared to February 28, 2015
Retail Pharmacy USA division’s adjusted operating income for the six months ended February 29, 2016 increased to $2.9 billion, a 5.9% increase over the comparable prior year period. The increase is primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by having no equity earnings in Alliance Boots in the current period versus four months in the comparable prior year period and lower gross margins. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International

	(in millions, except location amounts)
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Total Sales	$3,689	$2,047	$7,220	$2,047
Gross Profit	1,516	753	3,021	753
Selling, general and administrative expenses	1,217	745	2,420	745
Operating Income	299	8	601	8
Adjusted Operating Income (Non-GAAP measure)(1)	335	125	650	125
Number of Locations at period end	4,603	4,559	4,603	4,559

	Percent to Total Sales
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Gross Margin	41.1	36.8	41.8	36.8
Selling, general and administrative expenses	33.0	36.4	33.5	36.4

(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

The businesses included in our Retail Pharmacy International division were acquired as part of the Second Step Transaction. The Retail Pharmacy International division's results, including the increases in total sales, gross profit, selling, general and administrative expenses and operating income, for the three and six months ended February 29, 2016 as compared to the comparable prior year periods were primarily impacted by the Second Step Transaction, which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. Accordingly, the results for this segment for the three and six month periods ended February 28, 2015 include only two months (January and February 2015) of results and directly comparable prior period financial results are not presented.

Pharmaceutical Wholesale

	(in millions)
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Total Sales	$5,627	$3,865	$11,423	$3,865
Gross Profit	535	387	1,092	387
Selling, general and administrative expenses	401	306	815	306
Operating Income	134	81	277	81
Adjusted Operating Income (Non-GAAP measure)(1)	155	121	321	121

	Percent to Total Sales
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Gross Margin	9.5	10.0	9.6	10.0
Selling, general and administrative expenses	7.1	7.9	7.1	7.9

(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

The businesses included in our Pharmaceutical Wholesale division were acquired as part of the Second Step Transaction. The Pharmaceutical Wholesale division's results, including the increases in total sales, gross profit, selling, general and administrative expenses and operating income, for the three and six months ended February 29, 2016 as compared to the comparable prior year periods were primarily impacted by the Second Step Transaction, which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. Accordingly, the results for this segment for the three and six month periods ended February 28, 2015 include only two months (January and February 2015) of results and directly comparable prior period financial results are not presented.

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

	(in millions)
	Three Months Ended February 29, 2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Consolidated
Operating Income (GAAP)	$1,429	$299	$134	$(2)	$1,860
Acquisition-related amortization	47	33	21	-	101
Cost transformation	25	3	-	-	28
LIFO provision	68	-	-	-	68
Acquisition-related costs	33	-	-	-	33
Asset impairment	30	-	-	-	30
Adjusted Operating Income (Non-GAAP measure)	$1,632	$335	$155	$(2)	$2,120

	(in millions)
	Three Months Ended February 28, 2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Consolidated
Operating Income (GAAP)	$1,292	$8	$81	$(4)	$1,377
Decrease (increase) in fair market value of warrants	6	-	-	-	6
Acquisition-related amortization	67	117	33	-	217
LIFO provision	55	-	-	-	55
Acquisition-related costs	52	-	7	-	59
Asset impairment	110	-	-	-	110
Store closures and other optimization costs	16	-	-	-	16
Adjusted Operating Income (Non-GAAP measure)	$1,598	$125	$121	$(4)	$1,840

	(in millions)
	Six Months Ended February 29, 2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Consolidated
Operating Income (GAAP)	$2,457	$601	$277	$(7)	$3,328
Acquisition-related amortization	97	41	44	-	182
Cost transformation	110	8	-	-	118
LIFO provision	114	-	-	-	114
Acquisition-related costs	67	-	-	-	67
Asset impairment	30	-	-	-	30
Adjusted Operating Income (Non-GAAP measure)	$2,875	$650	$321	$(7)	$3,839

	(in millions)
	Six Months Ended February 28, 2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Consolidated
Operating Income (GAAP)	$2,346	$8	$81	$(4)	$2,431
Decrease (increase) in fair market value of warrants	(123)	-	-	-	(123)
Acquisition-related amortization	156	117	33	-	306
LIFO provision	107	-	-	-	107
Acquisition-related costs	76	-	7	-	83
Asset impairment	110	-	-	-	110
Store closures and other optimization costs	44	-	-	-	44
Adjusted Operating Income (Non-GAAP measure)	$2,716	$125	$121	$(4)	$2,958

	(in millions)
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$930	$2,042	$2,040	$2,892
Decrease (increase) in fair market value of warrants	379	(376)	420	(655)
Acquisition-related amortization	72	157	130	215
Cost transformation	20	-	84	-
LIFO provision	49	42	82	76
Acquisition-related costs	24	43	48	59
Asset impairment	21	78	21	78
United Kingdom tax rate change	-	-	(178)	-
Adjusted tax rate true-up	(40)	(69)	(60)	(69)
Net investment hedging gain	(32)	-	(32)	-
Transaction foreign currency hedging loss	-	70	-	166
Alliance Boots equity method non-cash tax	-	38	-	71
Store closures and other optimization costs	-	12	-	30
Prefunded interest expenses	-	21	-	30
Gain on previously held equity interest	-	(814)	-	(814)
Release of capital loss valuation allowance	-	-	-	(86)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,423	$1,244	$2,555	$1,993

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (GAAP)	$0.85	$1.93	$1.87	$2.88
Decrease (increase) in fair market value of warrants	0.35	(0.35)	0.38	(0.65)
Acquisition-related amortization	0.07	0.15	0.12	0.21
Cost transformation	0.02	-	0.08	-
LIFO provision	0.05	0.04	0.07	0.08
Acquisition-related costs	0.02	0.04	0.04	0.06
Asset impairment	0.02	0.07	0.02	0.08
United Kingdom tax rate change	-	-	(0.16)	-
Adjusted tax rate true-up	(0.04)	(0.07)	(0.05)	(0.07)
Net investment hedging gain	(0.03)	-	(0.03)	-
Transaction foreign currency hedging loss	-	0.07	-	0.16
Alliance Boots equity method non-cash tax	-	0.04	-	0.07
Store closures and other optimization costs	-	0.01	-	0.03
Prefunded interest expenses	-	0.02	-	0.03
Gain on previously held equity interest	-	(0.77)	-	(0.81)
Release of capital loss valuation allowance	-	-	-	(0.09)
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)	$1.31	$1.18	$2.34	$1.98

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $3.6 billion (including $1.6 billion in non-U.S. jurisdictions) as of February 29, 2016, compared to $3.0 billion (including $0.8 billion in non-U.S. jurisdictions) at February 28, 2015. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility, reinvest in our core strategies, invest in strategic opportunities that reinforce our core strategies and meet return requirements, and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases. Net cash provided by operating activities for the six months ended February 29, 2016 was $3.1 billion, compared to $2.3 billion for the comparable prior year period.

Net cash used for investing activities was $0.6 billion for the six month period ended February 29, 2016, compared to $4.7 billion in the comparable prior year period. The Alliance Boots acquisition used $4.5 billion of cash in the comparable prior year period. Business acquisitions in the six month period ended February 29, 2016 were $86 million compared to $92 million in the comparable prior year period. Business acquisitions in the current period include the acquisition of an international beauty brand and prescription files. Other business acquisitions in the prior year period were primarily the purchase of prescription files.

For the six months ended February 29, 2016, additions to property, plant and equipment were $657 million compared to $643 million in the comparable prior year period. Capital expenditures by reporting segment were as follows:

	Six Months Ended
	February 29, 2016	February 28, 2015
Retail Pharmacy USA	$386	$550
Retail Pharmacy International(1)	222	82
Pharmaceutical Wholesale(1)	49	11
Total	$657	$643

(1)
Our Retail Pharmacy International and Pharmaceutical Wholesale segments were acquired as part of the Second Step Transaction in which we acquired the 55% of Alliance Boots that we did not already own on December 31, 2014. As a result of the timing of the acquisition, only two months of capital expenditures (January and February 2015) have been reported for these divisions in the six months ended February 28, 2015.

For the six month period ended February 29, 2016, our Retail Pharmacy USA segment opened or acquired 55 locations compared to 71 locations for the comparable period last year. Significant Retail Pharmacy International capital expenditures primarily relate to investments in our stores and information technology projects. Pharmaceutical Wholesale capital expenditures primarily relate to investments in warehouses and operations and information technology projects.

Additionally, investing activities for the six month period ended February 29, 2016 included proceeds related to sale-leaseback transactions of $60 million, compared to $562 million in the comparable prior year period, and the sale of a pharmaceutical wholesale operation for $43 million in the six month period ended February 29, 2016.

Net cash used by financing activities for the six months ended February 29, 2016 was $1.9 billion, compared to net cash provided of $2.8 billion in the comparable prior year period. We repurchased shares to support the needs of the employee stock plans totaling $1.0 billion in the six month period ended February 29, 2016, compared to $0.6 billion in the six month period ended February 28, 2015. Proceeds related to employee stock plans were $129 million during the six months ended February 29, 2016, compared to $293 million for the six month period ended February 28, 2015. Cash dividends paid were $787 million during the six month period ended February 29, 2016, compared to $642 million for the same period a year ago. We currently intend to continue to maintain a long-term dividend payout ratio target of approximately 30 to 35 percent of adjusted net earnings attributable to Walgreens Boots Alliance.

In August 2014, the Walgreens Board of Directors authorized the 2014 stock repurchase program (the “2014 stock repurchase program”), which authorizes the repurchase of up to $3.0 billion of Walgreens’ (or, after the Reorganization, Walgreens Boots Alliance’s) common stock prior to the program’s expiration on August 31, 2016. We purchased 1.3 million shares under the 2014 stock repurchase program in the six months ended February 29, 2016 at a total cost of $110 million. We determine the timing and amount of repurchases based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. Because the consideration payable to Rite Aid stockholders will be paid in cash, we suspended activity under the 2014 stock repurchase program (other than share repurchases to offset dilution from our equity incentive plans – see Part II, Item 2 below) following our entry into the Merger Agreement. The timing and amount of purchases under the 2014 stock repurchase program may change at any time and from time to time. We have repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable us to repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws.

The Company periodically borrows under its commercial paper program and may borrow under it in future periods. There were no commercial paper borrowings outstanding as of February 29, 2016 or February 28, 2015, respectively. The Company had average daily short-term borrowings of $20 million of commercial paper outstanding at a weighted average interest rate of 0.62% for the six month period ended February 29, 2016. We had average daily short-term borrowings of $4 million of commercial paper outstanding at a weighted average interest rate of 0.46% for the six months ended February 28, 2015.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement (the “Term Loan Agreement”), which provides Walgreens Boots Alliance and Walgreens with the ability to borrow up to £1.45 billion on an unsecured basis. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on our credit ratings. As of February 29, 2016, we have borrowed £1.45 billion ($2.0 billion at the February 29, 2016 spot rate of $1.39 to £1) under the Term Loan Agreement.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the “Revolving Credit Agreement”), which replaced prior Walgreens agreements dated July 20, 2011 and July 23, 2012. The new unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit. On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at our option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on our credit ratings. As of February 29, 2016, there were no borrowings or letters of credit issued pursuant to the Revolving Credit Agreement.

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

On November 18, 2014, we issued several series of unsecured, unsubordinated notes totaling $8.0 billion, with maturities ranging from 2016 to 2044. All such notes have fixed interest rates, with the exception of the $750 million notes due 2016, which have a floating rate based on the three month LIBOR plus a fixed spread of 45 basis points.

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

The 364-Day Credit Agreement and the Term Loan Agreement and Revolving Credit Agreement described above each contain or contained (as applicable) a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60 to 1.00, as well as other customary restrictive covenants. As of February 29, 2016, we were in compliance with all such applicable covenants.

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

On December 18, 2015, Walgreens Boots Alliance entered into a Bridge Term Loan Credit Agreement with the lenders party thereto and UBS AG, Stamford Branch, as administrative agent (as amended on January 20, 2016, the “Bridge Credit Agreement”) and a Term Loan Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (as amended on January 20, 2016, the “Term Loan Credit Agreement” and, together with the Bridge Credit Agreement, the “2015 Credit Agreements”). The Commitment Letter and the commitments contemplated thereby terminated upon Walgreens Boots Alliance entering into the 2015 Credit Agreements.

The Bridge Credit Agreement is a 364-day unsecured bridge term loan facility. The aggregate commitments of all lenders under the Bridge Credit Agreement are equal to $7.8 billion, provided that Walgreens Boots Alliance may increase the commitments under the Bridge Credit Agreement at any time prior to the funding of the loans thereunder by up to $2.0 billion, subject to obtaining commitments from existing lenders and/or new lenders selected by Walgreens Boots Alliance and reasonably acceptable to the administrative agent. Walgreens Boots Alliance can extend up to $3.0 billion of the loans under the Bridge Credit Agreement for an additional 90-day period if desired. As of February 29, 2016, there were no borrowings under the Bridge Credit Agreement.

The Term Loan Credit Agreement is a two-tranche unsecured term loan facility, with the first tranche maturing three years after the earlier of the funding date and October 27, 2016, and the second tranche maturing five years after the earlier of the funding date and October 27, 2016. The aggregate commitments of all lenders under the Term Loan Credit Agreement are equal to $5.0 billion. As of February 29, 2016, there were no borrowings under the Term Loan Credit Agreement.

Walgreens Boots Alliance will be the borrower under each of the 2015 Credit Agreements. The ability of Walgreens Boots Alliance to request the making of loans under each of the 2015 Credit Agreements is subject to the satisfaction (or waiver) of certain conditions set forth therein and will terminate upon the occurrence of certain events set forth therein. Borrowings under each of the 2015 Credit Agreements will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. Upfront fees paid to date in connection with the 2015 Credit Agreements totaled $30 million. A maximum of a further $5 million in upfront fees is payable prior to, or at funding, subject to certain conditions. In addition, Walgreens Boots Alliance will also pay to the lenders under each of the 2015 Credit Agreements certain customary fees, including a ticking fee based on the aggregate outstanding commitments of the lenders under the applicable 2015 Credit Agreement starting at 90 days after signing. Each of the 2015 Credit Agreements contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60 to 1.00, as well as other customary restrictive covenants, which restrictive covenants shall not be in effect until the funding of the loans under the applicable 2015 Credit Agreement.

The foregoing description of the 2015 Credit Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the 2015 Credit Agreements and the amendments thereto, which are filed as Exhibits 10.6 through Exhibit 10.9 to this report.

As of April 4, 2016, the credit ratings of Walgreens Boots Alliance were:

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

Pursuant to our arrangements with AmerisourceBergen, we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time through open market purchases and pursuant to warrants to acquire AmerisourceBergen common stock, as described under “-AmerisourceBergen Corporation Relationship” above.   As of February 29, 2016, we had purchased a total of approximately 11.5 million AmerisourceBergen shares in the open market. Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. Our ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.

On March 18, 2016, we exercised Warrant 1 in full, resulting in the acquisition from AmerisourceBergen of 22,696,912 shares of AmerisourceBergen common stock for an aggregate cash exercise price payment of $1.17 billion. See Note 20, Subsequent Event. If we elect to exercise Warrant 2 in full when permitted during a six month period beginning in March 2017, we would, subject to the terms and conditions of Warrant 2, be required to make a cash payment of $1.19 billion to AmerisourceBergen in connection with the exercise of Warrant 2.

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

As of February 29, 2016, we have issued $342 million in letters of credit, primarily related to insurance obligations. We also had $50 million of guarantees outstanding as of February 29, 2016. We remain secondarily liable on 79 leases. The maximum potential undiscounted future payments related to these leases was $348 million as of February 29, 2016.

CONTINGENCIES
The information set forth in Note 12, Commitments and Contingencies, to the Consolidated Condensed Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

RECENT ACCOUNTING PRONOUNCEMENTS
The discussion of recent accounting pronouncements in Note 19, Recent Accounting Pronouncements, to the Consolidated Condensed Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives and restructuring activities and the amounts and timing of their expected impact, our pending Merger Agreement with Rite Aid and the transactions contemplated thereby and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “on track,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, the timing and severity of cough/cold and flu season, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with equity investments in AmerisourceBergen including whether the outstanding warrants to invest in AmerisourceBergen will be exercised and the ramifications thereof, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs associated with restructuring activities will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, changes in management’s assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets and interest rates, the risks associated with international business operations, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to our ability to satisfy the closing conditions and consummate the pending acquisition of Rite Aid and related financing matters on a timely basis or at all, the risks associated with the integration of complex businesses, outcomes of legal and regulatory matters, including with respect to regulatory review and actions in connection with the pending acquisition of Rite Aid, and changes in legislation, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We also use interest rate caps to protect from rising interest rates on existing floating-rate debt. Information regarding our interest rate swaps, forward starting interest rate swaps, and interest rate caps transactions are set forth in Note 10, Financial Instruments to our unaudited Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On February 29, 2016, we had approximately $3 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates for the various debt held by us would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $30 million. The amounts exclude the impact of any associated interest rate swaps, forward starting interest rate swaps and interest rate caps.

Foreign Currency Exchange Rate Risk
We are exposed to fluctuations in foreign currency exchange rates, primarily with respect to the British Pound Sterling and Euro, and certain other foreign currencies, including the Mexican Peso, Chilean Peso, Norwegian Krone and Turkish Lira may affect our net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows of certain entities denominated in foreign currencies. These transactions are almost exclusively less than 12 months in maturity. In addition, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions). As circumstances warrant, we also use basis swaps as hedging instruments to hedge portions of our net investments in foreign operations. The foreign currency derivative instruments are sensitive to changes in exchange rates. A 1% increase or decrease in exchange rates would increase or decrease our pre-tax income by approximately $9 million due to changes in the value of foreign currency derivative instruments. Excluded from the computation were anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to partially hedge.

Equity Price Risk
Changes in AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 10, Financial Instruments and Note 20, Subsequent Event to our unaudited Consolidated Condensed Financial Statements. As of March 18, 2016, a one dollar change in AmerisourceBergen’s common stock would, holding other factors constant, increase or decrease the fair value of our outstanding AmerisourceBergen warrants by approximately $23 million. See “- AmerisourceBergen Corporation Relationship” above.

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

Changes in Internal Control over Financial Reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended February 29, 2016 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about purchases by the Company during the quarter ended February 29, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program(1)
12/1/15 - 12/31/15	7,306,591	$83.84	-	$2,163,991,385
1/1/16 - 1/31/16	122,596	86.92	-	2,163,991,385
2/1/16 – 2/29/16(2)	-	-	-	2,163,991,385
Total	7,429,187	$83.89	-	$2,163,991,385

(1)	In August 2014, the Walgreens Board of Directors approved the 2014 share repurchase program which authorizes the purchase of up to $3.0 billion of Walgreens’ (or, after December 31, 2014 Walgreens Boots Alliance) common stock prior to the program’s expiration on August 31, 2016.
(2)	We purchased 7,429,187 shares of our common stock in open-market transactions for future issuance under our Omnibus Incentive Plan and employee stock purchase plan.

Item 6.	Exhibits
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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on October 16, 2015.

4.1	Indenture, dated as of December 17, 2015, between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-208587) filed with the SEC on December 17, 2015.

10.1*	Form of Performance Share Award agreement for CEO (February 2016).	Filed herewith.

10.2*	Form of Stock Option Award agreement for CEO (February 2016).	Filed herewith.

10.3*	Form of Restricted Stock Unit Award agreement for Executive Chairman (February 2016).	Filed herewith.

10.4*	Consulting Services Agreement between Walgreens Boots Alliance, Inc. and Timothy Theriault dated December 2, 2015.	Incorporated by reference to Exhibit 10.9 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36759) filed with the SEC on January 7, 2016.

10.5*	Extension, dated January 27, 2016, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on February 1, 2016.

10.6
Bridge Term Loan Credit Agreement, dated as of December 18, 2015, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 21, 2015.

10.7
Amendment, dated as of January 20, 2016, to the Bridge Term Loan Credit Agreement dated as of December 18, 2015, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent.
Filed herewith.

10.8	Term Loan Credit Agreement, dated as of December 18, 2015, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 21, 2015.

10.9
Amendment, dated as of January 20, 2016, to the Term Loan Credit Agreement, dated as of December 18, 2015, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.
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

Walgreens Boots Alliance, Inc.
(Registrant)

Dated : April 5, 2016	/s/ George R. Fairweather
George R. Fairweather
Executive Vice President and Global Chief Financial Officer

Dated : April 5, 2016	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)