Form 10-Q
period 2016-05-31
Walgreens Boots Alliance, Inc.
filed 2016-07-06
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2016

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
Yes ☐        No ☑

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of June 30, 2016 was 1,082,317,487.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2016

PART I.	FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	May 31, 2016	August 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$3,291	$3,000
Accounts receivable, net	6,508	6,849
Inventories	8,931	8,678
Other current assets	983	1,130
Total Current Assets	19,713	19,657
Non-Current Assets:
Property, plant and equipment, at cost, less accumulated depreciation and amortization	14,493	15,068
Goodwill	16,102	16,372
Intangible assets	11,556	12,351
Other non-current assets	5,469	5,334
Total Non-Current Assets	47,620	49,125
Total Assets	$67,333	$68,782

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$374	$1,068
Trade accounts payable	10,337	10,088
Accrued expenses and other liabilities	4,852	5,225
Income taxes	248	176
Total Current Liabilities	15,811	16,557
Non-Current Liabilities:
Long-term debt	13,151	13,315
Deferred income taxes	3,058	3,538
Other non-current liabilities	3,999	4,072
Total Non-Current Liabilities	20,208	20,925
Commitments and Contingencies (see Note 12)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	-	-
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at May 31, 2016 and August 31, 2015	12	12
Paid-in capital	10,061	9,953
Employee stock loan receivable	(1)	(2)
Retained earnings	27,061	25,089
Accumulated other comprehensive loss	(1,277)	(214)
Treasury stock, at cost; 90,712,025 shares at May 31, 2016 and 82,603,274 at August 31, 2015	(4,975)	(3,977)
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	30,881	30,861
Noncontrolling interests	433	439
Total Equity	31,314	31,300
Total Liabilities and Equity	$67,333	$68,782

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the nine month period ended May 31, 2016
(In millions, except per share amounts)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
August 31, 2015	1,089,910,344	$12	$(3,977)	$9,953	$(2)	$(214)	$25,089	$439	$31,300
Net earnings	-	-	-	-	-	-	3,143	13	3,156
Other comprehensive income (loss), net of tax	-	-	-	-	-	(1,063)	-	(27)	(1,090)
Dividends declared ($1.08 per share)	-	-	-	-	-	-	(1,171)	-	(1,171)
Treasury stock purchases	(13,815,558)	-	(1,152)	-	-	-	-	-	(1,152)
Employee stock purchase and option plans	5,706,807	-	154	21	-	-	-	-	175
Employee stock loan receivable	-	-	-	-	1	-	-	-	1
Stock-based compensation	-	-	-	87	-	-	-	-	87
Other	-	-	-	-	-	-	-	8	8
May 31, 2016	1,081,801,593	$12	$(4,975)	$10,061	$(1)	$(1,277)	$27,061	$433	$31,314

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

Net sales	$29,498	$28,795	$88,715	$74,922
Cost of sales	22,001	21,314	65,772	55,263
Gross Profit	7,497	7,481	22,943	19,659

Selling, general and administrative expenses	5,967	6,080	18,085	16,142
Equity earnings in AmerisourceBergen	3	-	3	-
Equity earnings in Alliance Boots	-	-	-	315
Operating Income	1,533	1,401	4,861	3,832

Gain on previously held equity interest	-	-	-	706
Other income (expense)	28	461	(525)	1,164
Earnings Before Interest and Income Tax Provision	1,561	1,862	4,336	5,702

Interest expense, net	147	151	425	350
Earnings Before Income Tax Provision	1,414	1,711	3,911	5,352
Income tax provision	322	408	790	1,120
Post tax earnings from equity method investments	15	7	35	15
Net Earnings	1,107	1,310	3,156	4,247
Net earnings attributable to noncontrolling interests	4	8	13	53
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	$1,103	$1,302	$3,143	$4,194

Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – basic	$1.02	$1.19	$2.90	$4.08
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	$1.01	$1.18	$2.88	$4.04

Dividends declared per share	$0.3600	$0.3375	$1.0800	$1.0125

Average shares outstanding	1,080.8	1,091.4	1,083.3	1,026.9
Dilutive effect of stock options	7.4	11.0	8.4	10.8
Average diluted shares	1,088.2	1,102.4	1,091.7	1,037.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Comprehensive Income

Net Earnings	$1,107	$1,310	$3,156	$4,247

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	3	(2)	4	(11)
Unrealized gain (loss) on cash flow hedges	-	-	2	(12)
Unrecognized gain (loss) on available-for-sale investments	(172)	74	(259)	263
Share of other comprehensive income of Alliance Boots	-	-	-	113
Currency translation adjustments	769	(149)	(837)	(639)
Total Other Comprehensive Income (Loss)	600	(77)	(1,090)	(286)
Total Comprehensive Income	1,707	1,233	2,066	3,961

Comprehensive income (loss) attributable to noncontrolling interests	12	4	(15)	44
Comprehensive Income Attributable to Walgreens Boots Alliance, Inc.	$1,695	$1,229	$2,081	$3,917

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	May 31, 2016	May 31, 2015

Cash Flows from Operating Activities:
Net earnings	$3,156	$4,247
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	1,271	1,264
Change in fair value of warrants and related amortization	845	(1,313)
Gain on previously held equity interest	-	(706)
Deferred income taxes	(250)	240
Stock compensation expense	87	86
Equity earnings from equity method investments	(38)	(315)
Other	(14)	624
Changes in operating assets and liabilities -
Accounts receivable, net	8	(273)
Inventories	(481)	679
Other current assets	21	54
Trade accounts payable	686	19
Accrued expenses and other liabilities	(247)	(152)
Income taxes	135	(179)
Other non-current assets and liabilities	10	(116)
Net cash provided by operating activities	5,189	4,159

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(904)	(890)
Proceeds from sale leaseback transactions	60	867
Proceeds related to sale of business	68	814
Proceeds from sale of other assets	116	71
Alliance Boots acquisition, net of cash received	-	(4,461)
Other business and intangible asset acquisitions, net of cash received	(115)	(112)
Investment in AmerisourceBergen	(1,169)	-
Other	(17)	(173)
Net cash used for investing activities	(1,961)	(3,884)

Cash Flows from Financing Activities:
Payments of short-term borrowings, net	(658)	(251)
Proceeds from issuance of long-term debt	-	12,279
Payments of long-term debt	(31)	(8,582)
Stock purchases	(1,152)	(831)
Proceeds related to employee stock plans	175	400
Cash dividends paid	(1,174)	(1,013)
Other	(54)	(380)
Net cash (used for) provided by financing activities	(2,894)	1,622

Effect of exchange rate changes on cash and cash equivalents	(43)	(94)

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	291	1,803
Cash and cash equivalents at beginning of period	3,000	2,646
Cash and cash equivalents at end of period	$3,291	$4,449

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

The Consolidated Condensed Balance Sheet as of May 31, 2016, the Consolidated Condensed Statements of Equity and the Consolidated Condensed Statements of Cash Flows for the nine month period ended May 31, 2016, and the Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Comprehensive Income for the three month and nine month periods ended May 31, 2016 and May 31, 2015, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The financial statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

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

The preparation of financial statements requires management to use judgment in the application of accounting policies, which are all in accordance with GAAP, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experience and other assumptions believed to be reasonable under the circumstances. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ. For a discussion of the Company’s significant accounting policies, please see the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

Note 3. Restructuring
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implemented and built on the cost-reduction initiative previously announced by the Company on August 6, 2014 and included plans to close approximately 200 stores across the U.S.; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on Retail Pharmacy USA segment, but includes activities from all segments and are expected to be substantially complete by the end of the Company’s 2017 fiscal year. The Company estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of between $1.6 billion and $1.8 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. The Company expects to incur pre-tax charges of between $525 million and $600 million for real estate costs, including lease obligations (net of estimated sublease income); between $650 million and $725 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs; and between $425 million and $475 million for employee severance and other business transition and exit costs. The Company incurred pre-tax charges of $73 million and $191 million related to the Cost Transformation Program during the three and nine months ended May 31, 2016. The Company incurred pre-tax charges of $160 million related to the Cost Transformation Program in the three and nine months ended May 31, 2015. From inception through May 31, 2016, the Company incurred pre-tax charges of $733 million ($296 million related to asset impairment charges, $254 million in real estate costs and $183 million in severance and other business transition and exit costs) related to the Cost Transformation Program. All charges related to the Cost Transformation Program have been recorded within selling, general and administrative expenses. As the program is implemented, the restructuring charges will be recognized as the costs are incurred over time in accordance with GAAP.

In March 2014, the Walgreens Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources within the Retail Pharmacy USA segment in a manner intended to increase stockholder value. As of August 31, 2015, this plan was completed and no additional charges related to the plan are expected. There were no charges incurred in the three month period ended May 31, 2015. For the nine months ended May 31, 2015, the Company incurred pre-tax charges of $17 million, which were primarily related to lease termination costs. All charges related to this plan have been recorded within selling, general and administrative expenses.

Restructuring costs by segment are as follows (in millions):

	Retail Pharmacy
Three Months Ended May 31, 2016	USA	International	Pharmaceutical Wholesale	Consolidated
Real estate costs	$-	$-	$-	$-
Asset impairments	48	-	-	48
Severance and other business transition and exit costs	12	6	7	25
Total restructuring costs	$60	$6	$7	$73

Three Months Ended May 31, 2015
Real estate costs	$24	$-	$-	$24
Asset impairments	102	-	-	102
Severance and other business transition and exit costs	25	9	-	34
Total restructuring costs	$151	$9	$-	$160

	Retail Pharmacy
Nine Months Ended May 31, 2016	USA	International	Pharmaceutical Wholesale	Consolidated
Real estate costs	$52	$-	$-	$52
Asset impairments	73	-	-	73
Severance and other business transition and exit costs	45	14	7	66
Total restructuring costs	$170	$14	$7	$191

Nine Months Ended May 31, 2015
Real estate costs	$41	$-	$-	$41
Asset impairments	102	-	-	102
Severance and other business transition and exit costs	25	9	-	34
Total restructuring costs	$168	$9	$-	$177

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

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. During the three and nine months ended May 31, 2016, the Company recorded charges of $16 million and $91 million, respectively, for facilities that were closed or relocated under long-term leases, including stores closed through the Company’s restructuring activities. This compares to $34 million for the three months ended and $60 million for the nine months ended May 31, 2015. Charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	Nine Month Period Ended May 31, 2016	Twelve Month Period Ended August 31, 2015
Balance – beginning of period	$446	$257
Provision for present value of non-cancellable lease payments on closed facilities	89	231
Assumptions about future sublease income, terminations and changes in interest rates	(19)	(6)
Interest accretion	21	27
Liability assumed through acquisition of Alliance Boots	-	13
Cash payments, net of sublease income	(81)	(76)
Balance – end of period	$456	$446

The Company remains secondarily liable on 76 leases. For leases on which the Company remains secondarily liable, the maximum potential undiscounted future payments are $343 million at May 31, 2016. Lease option dates vary, with some lease terms extending up to 2039.

Note 5. Equity Method Investments
Equity method investments as of May 31, 2016 and August 31, 2015 were as follows (in millions, except percentages):

	May 31, 2016		August 31, 2015
	Carrying Value	Ownership Percentage	Carrying Value		Ownership Percentage
AmerisourceBergen	$2,936	16%	$	NA	NA
Other	1,227	12% - 50%		1,242	12% - 50%
Total	$4,163			$1,242

AmerisourceBergen Investment
On March 18, 2016, the Company exercised warrants to purchase 22,696,912 shares of AmerisourceBergen Corporation (“AmerisourceBergen”) common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. As of May 31, 2016, the Company owned 34,157,955 AmerisourceBergen common shares representing approximately 16% of the outstanding AmerisourceBergen common stock and accounts for its equity investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. The Company continues to hold additional warrants to purchase an additional 22,696,912 shares of AmerisourceBergen common stock, which the Company has the right to exercise beginning in March 2017. See Note 10, Financial Instruments for further information. Due to the March 18, 2016 effective date and the two-month reporting lag, our results for the three and nine month periods ended May 31, 2016 include thirteen days of equity method income.  Equity earnings from AmerisourceBergen is reported as a separate line in the Consolidated Condensed Statements of Earnings.

Other Investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; and the equity method investment retained through the sale of a majority interest in Option Care Inc. in fiscal 2015. The Company reported $15 million and $35 million of post-tax equity earnings in other equity method investments for the three and nine month periods ended May 31, 2016, respectively, in the Consolidated Condensed Statements of Earnings. The Company reported $7 million and $15 million of post-tax equity earnings from equity method investments other than Alliance Boots for the three and nine month periods ended May 31, 2015.

Equity method investments of the Company are recorded within other non-current assets on the Consolidated Condensed Balance Sheets.

Note 6. Available-for-Sale Investments
A summary of the cost and fair value of available-for-sale securities, with gross unrealized gains and losses, is as follows (in millions):

	May 31, 2016
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Other investments	$37	$-	$(2)	$35

	August 31, 2015
	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
AmerisourceBergen common stock	$717	$430	$-	$1,147
Other investments	37	-	(1)	36
Total available-for-sale investments	$754	$430	$(1)	$1,183

On March 18, 2016, the Company exercised warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share, which resulted in a change in method of accounting for the Company’s investment to the equity method of accounting. In conjunction with the change to the equity method of accounting, the Company recognized $268 million of Other Comprehensive Income to Other income (expense) within the Consolidated Condensed Statement of Earnings. See Note 5, Equity Method Investments, Note 10, Financial Instruments and Note 19, Recent Accounting Pronouncements for further information.

For the three and nine month periods ended May 31, 2016, there were $1 million and $4 million, respectively, of available-for-sale securities sold. There were no sales of available-for-sale investments for the three and nine month periods ended May 31, 2015.

The Company’s other available-for-sale investments are classified within other current assets in the Consolidated Condensed Balance Sheets.

Note 7. Acquisitions
The aggregate purchase price of all business and intangible assets acquired, net of cash received, was $115 million for the nine month period ended May 31, 2016. These acquisitions included an international beauty brand and prescription files resulting in an increase of $21 million to goodwill and $88 million to intangible assets. Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward. Pro forma results of the Company, assuming all of the other acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 8. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Total
August 31, 2015	$8,940	$3,898	$3,534	$16,372
Acquisitions	-	21	-	21
Other (1)	(4)	(5)	13	4
Currency translation adjustments	-	(151)	(144)	(295)
May 31, 2016	$8,936	$3,763	$3,403	$16,102

(1)	Other primarily represents immaterial purchase accounting adjustments for prior year Company acquisitions.

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	May 31, 2016	August 31, 2015
Gross Amortizable Intangible Assets
Customer relationships	$1,368	$1,409
Purchased prescription files	925	885
Trade names and trademarks	681	675
Loyalty card holders	661	730
Favorable lease interests	456	440
Non-compete agreements	161	154
Purchasing and payer contracts	94	94
Total gross amortizable intangible assets	4,346	4,387

Accumulated amortization
Customer relationships	223	132
Purchased prescription files	569	470
Trade names and trademarks	129	83
Loyalty card holders	41	41
Favorable lease interests	258	207
Non-compete agreements	113	92
Purchasing and payer contracts	70	65
Total accumulated amortization	1,403	1,090
Total amortizable intangible assets, net	$2,943	$3,297

Indefinite Lived Intangible Assets
Trade names and trademarks	$6,271	$6,590
Pharmacy licenses	2,342	2,464
Total indefinite lived intangible assets	$8,613	$9,054

Total intangible assets, net	$11,556	$12,351

Amortization expense for intangible assets was $104 million and $320 million for the three and nine months ended May 31, 2016, respectively, and $104 million and $368 million for the three and nine months ended May 31, 2015, respectively.

Estimated annual amortization expense for intangible assets recorded at May 31, 2016 is as follows (in millions):

	2016	2017	2018	2019	2020
Estimated annual amortization expense	$426	$381	$338	$301	$254

Note 9. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt consist of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	May 31, 2016	August 31, 2015
Short-Term Borrowings(1)
Unsecured variable rate notes due 2016	$-	$747
Other(2)	374	321
Total short-term borrowings	$374	$1,068

Long-Term Debt(1)
Unsecured Pound Sterling variable rate term loan due 2019(3)	$2,121	$2,229
1.750% unsecured notes due 2017	747	746
5.250% unsecured notes due 2019(4)	252	250
2.700% unsecured notes due 2019	1,244	1,243
2.875% unsecured Pound Sterling notes due 2020(3)	582	612
3.300% unsecured notes due 2021	1,242	1,241
3.100% unsecured notes due 2022	1,193	1,193
3.800% unsecured notes due 2024	1,986	1,985
3.600% unsecured Pound Sterling notes due 2025(3)	437	459
2.125% unsecured Euro notes due 2026(5)	832	836
4.500% unsecured notes due 2034	494	494
4.400% unsecured notes due 2042	492	492
4.800% unsecured notes due 2044	1,486	1,491
Other(6)	43	44
Total long-term debt	$13,151	$13,315

(1) All notes are presented net of unamortized discount and debt issuance costs, where applicable.
(2) Other short-term borrowings represent a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various foreign currencies including bank overdrafts.
(3) Pound Sterling denominated notes are translated at the spot rates of $1.46 and $1.54 to one British Pound Sterling at May 31, 2016 and August 31, 2015, respectively.

(4) Also includes interest rate swap fair market value adjustments. See Note 11, Fair Value Measurements for additional fair value disclosures.
(5) Euro denominated notes are translated at the spot rate of $1.12 to one Euro at May 31, 2016 and August 31, 2015.
(6) Other long-term debt represents a mix of fixed and variable rate borrowings in various foreign currencies with various maturities.

On June 1, 2016, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and estimated offering expenses) of $5,957 million from a public offering of fixed rate notes with varying maturities and interest rates. See Note 20, Subsequent Events for further information.

$8.0 Billion Note Issuance
On November 18, 2014, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and estimated offering expenses) of $7.9 billion from a public offering of notes with varying maturities and interest rates, the majority of which are fixed rate. The notes are unsecured, unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding. The notes were fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens until August 10, 2015, when such guarantees were unconditionally released and discharged. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses, were $44 million. The Company repaid the $750 million variable rate notes on their May 18, 2016 maturity date.

The following table summarizes each tranche of outstanding notes as of May 31, 2016:

Notes Issued (in millions)	Maturity Date	Interest Rate	Interest Payment Dates
$750	November 17, 2017	Fixed 1.750%	May 17 and November 17; commencing on May 17, 2015
1,250	November 18, 2019	Fixed 2.700%	May 18 and November 18; commencing on May 18, 2015
1,250	November 18, 2021	Fixed 3.300%	May 18 and November 18; commencing on May 18, 2015
2,000	November 18, 2024	Fixed 3.800%	May 18 and November 18; commencing on May 18, 2015
500	November 18, 2034	Fixed 4.500%	May 18 and November 18; commencing on May 18, 2015
1,500	November 18, 2044	Fixed 4.800%	May 18 and November 18; commencing on May 18, 2015
$7,250

The fair value of the notes outstanding as of May 31, 2016 was $7.4 billion. Fair value for these notes was determined based upon quoted market prices.

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

The following table details each tranche of Euro and Pound Sterling outstanding notes as of May 31, 2016:

Notes Issued (in millions)	Maturity Date	Interest Rate
Euro Notes:
€750	November 20, 2026	Fixed 2.125%

Pound Sterling Notes:
£400	November 20, 2020	Fixed 2.875%
300	November 20, 2025	Fixed 3.600%
£700

The fair value of the notes as of May 31, 2016 was $1.9 billion. Fair value for these notes was determined based upon quoted market prices.

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

The following table details each tranche of outstanding notes as of May 31, 2016:

Notes Issued (in millions)	Maturity Date	Interest Rate	Interest Payment Dates
$1,200	September 15, 2022	Fixed 3.100%	March 15 and September 15; commencing on March 15, 2013
500	September 15, 2042	Fixed 4.400%	March 15 and September 15; commencing on March 15, 2013
$1,700

The fair value of the notes outstanding as of May 31, 2016 was $1.7 billion. Fair value for these notes was determined based upon quoted market prices.

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

$1.0 Billion Note Issuance
On January 13, 2009, Walgreens issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of Walgreens. On December 31, 2014, Walgreens Boots Alliance fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens Boots Alliance and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance. The notes are not convertible or exchangeable. Total issuance costs relating to this offering, including underwriting discounts and fees, were $8 million. On August 10, 2015, $750 million aggregate principal amount of the notes were redeemed. The redemption price was equal to 111.734% of the aggregate principal amount of the notes redeemed plus accrued interest thereon to, but excluding, the redemption date; and included a $88 million make whole premium, which was recorded as interest expense on the Company’s Consolidated Statements of Earnings. The partial redemption of the notes resulted in $250 million aggregate principal amount of the notes remaining outstanding. The fair value of the notes outstanding as of May 31, 2016 was $269 million. Fair value for these notes was determined based upon quoted market prices.

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

Other Borrowings
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. There were no commercial paper borrowings outstanding as of May 31, 2016 or May 31, 2015, respectively. The Company had weighted average daily short-term borrowings of $18 million of commercial paper outstanding at a weighted average interest rate of 0.66% for the nine month period ended May 31, 2016. The Company had average daily short-term borrowings of $110 million of commercial paper outstanding at a weighted average interest rate of 0.52% for the nine month period ended May 31, 2015.

2014 Term Loan Agreement and Revolving Credit Agreement

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement (the “Term Loan Agreement”), which provided Walgreens Boots Alliance and Walgreens with the ability to borrow up to £1.45 billion on an unsecured basis. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on the Company’s credit ratings. As of May 31, 2016, Walgreens Boots Alliance had borrowed £1.45 billion ($2.1 billion at the May 31, 2016 spot rate of $1.46 to £1) under the Term Loan Agreement. The fair value of the Term Loan Agreement as of May 31, 2016 was $2.1 billion. Fair value of the borrowings under the Term Loan Agreement was determined based upon quoted market prices.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing prior Walgreens agreements dated July 20, 2011 and July 23, 2012. This unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit. On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of May 31, 2016, there were no borrowings or letters of credit issued pursuant to the Revolving Credit Agreement.

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

The Bridge Credit Agreement is a 364-day unsecured bridge term loan facility. The aggregate commitments of all lenders under the Bridge Credit Agreement are equal to $7.8 billion, provided that Walgreens Boots Alliance may increase the commitments under the Bridge Credit Agreement at any time prior to the funding of the loans thereunder by up to $2.0 billion, subject to obtaining commitments from existing lenders and/or new lenders selected by Walgreens Boots Alliance and reasonably acceptable to the administrative agent. Walgreens Boots Alliance can extend up to $3.0 billion of the loans under the Bridge Credit Agreement for an additional 90-day period if desired. As of May 31, 2016, there were no borrowings under the Bridge Credit Agreement. As a result of the issuance of the notes and receipt of proceeds therefrom as described above, on June 1, 2016, Walgreens Boots Alliance reduced its commitment under the Bridge Credit Agreement by $5,956,593,000. See Note 20, Subsequent Events for further information.

The Term Loan Credit Agreement is a two-tranche unsecured term loan facility, with the first tranche maturing three years after the earlier of the funding date and October 27, 2016, and the second tranche maturing five years after the earlier of the funding date and October 27, 2016. The aggregate commitments of all lenders under the Term Loan Credit Agreement are equal to $5.0 billion. As of May 31, 2016, there were no borrowings under the Term Loan Credit Agreement.

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

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of May 31, 2016, excluding warrants which are presented separately in this footnote, were as follows (in millions):

	Notional(1)	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$250	$4	Other non-current assets
Derivatives not designated as hedges:
Foreign currency forwards	1,082	17	Other current assets
Basis swap	2	1	Other current liabilities

(1)	Amounts are presented in U.S. dollar equivalents.

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

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk were recognized as follows (in millions):

		Three Months Ended		Nine Months Ended
	Location in Consolidated Condensed Statements of Earnings	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Interest rate swaps	Interest expense, net	$1	$7	$(2)	$(13)
Notes	Interest expense, net	(2)	(7)	1	13

The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 9, Short-Term Borrowings and Long-Term Debt). At May 31, 2016 and August 31, 2015, the cumulative fair value adjustments resulted in an increase in long-term debt of $3 million and $1 million, respectively. No material gains or losses were recorded from ineffectiveness during the three and nine months ended May 31, 2016 and May 31, 2015.

Derivatives not Designated as Hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of interest rate and foreign currency risks. The gains and losses due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three Months Ended		Nine Months Ended
	Location in Consolidated Condensed Statements of Earnings	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Interest rate swaps	Interest expense, net	$-	$-	$-	$1
Foreign currency forwards	Selling, general and administrative expenses	24	49	(1)	38
Second Step Transaction foreign currency forwards	Other income (expense)	-	-	-	(166)
Foreign currency forwards	Other income (expense)	4	7	37	17

Warrants
On March 18, 2016, the Company exercised warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. See Note 5, Equity Method Investments, Note 6, Available-for-Sale Investments and Note 19, Recent Accounting Pronouncements for further information.

As of May 31, 2016, the Company holds additional warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share, exercisable during a six month period beginning in March 2017.

The Company reports the warrants at fair value. The fair value and balance sheet presentation of the warrants was as follows (in millions):

	Location in Consolidated Condensed Balance Sheets	May 31, 2016	August 31, 2015
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$498	$2,140

The gains and losses due to changes in fair value of the warrants recognized in earnings were as follows (in millions):

		Three Months Ended		Nine Months Ended
	Location in Consolidated Condensed Statements of Earnings	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Warrants	Other income (expense)	$(268)	$449	$(862)	$1,298

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2016	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$174	$174	$-	$-
Money market funds (2)	2,363	2,363	-	-
Available-for-sale investments (3)	35	35	-	-
Interest rate swaps (4)	4	-	4	-
Foreign currency forwards (5)	17	-	17	-
Warrants (6)	498	-	498	-
Liabilities:
Basis swaps (5)	1	-	1	-

	August 31, 2015	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$184	$184	$-	$-
Money market funds (2)	2,043	2,043	-	-
Available-for-sale investments (3)	1,183	1,183	-	-
Interest rate swaps (4)	2	-	2	-
Foreign currency forwards (5)	34	-	34	-
Warrants (6)	2,140	-	2,140	-
Liabilities:
Foreign currency forwards (5)	9	-	9	-

(1)	Restricted cash consists of deposits restricted under agency agreements and cash restricted by law and other obligations.
(2)	Money market funds are valued at the closing price reported by the fund sponsor.
(3)	Fair values of quoted investments are based on current bid prices as of the balance sheet dates. See Note 6, Available-for-Sale Investments for additional information.
(4)	The fair value of interest rate swaps is calculated by discounting the estimated cash flows received and paid based on the applicable observable yield curves. See Note 10, Financial Instruments for additional information.
(5)	The fair value of basis swaps and forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.
(6)
Warrants were valued using the contingent claims option pricing method. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen’s common stock; AmerisourceBergen’s common stock price at the valuation date; AmerisourceBergen’s equity volatility; the number of shares of AmerisourceBergen’s common stock outstanding; the number of AmerisourceBergen employee stock options and the exercise price; and the details specific to the warrants.

There were no transfers between levels for the three and nine month periods ended May 31, 2016 and May 31, 2015, respectively.

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

On December 5 and 12, 2014, putative shareholders filed class actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors, Walgreen Co., and Walgreens Boots Alliance, Inc. arising out of the Company’s definitive proxy statement/prospectus filed with the SEC in connection with the special meeting of Walgreens shareholders on December 29, 2014. The actions asserted claims that the definitive proxy statement/prospectus was false or misleading in various respects. On December 23, 2014, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Walgreens entered into a memorandum of understanding with the plaintiffs in both actions, pursuant to which Walgreens made certain supplemental disclosures. The proposed settlement was subject to, among other things, court approval. On July 8, 2015, the Court preliminarily approved the settlement, and on November 20, 2015, the Court entered an order of final approval of the settlement. On December 17, 2015, a purported class member who had objected to the settlement appealed the Court’s order. The appeal was docketed with the United States Court of Appeals for the Seventh Circuit. Oral argument was held on June 2, 2016.

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

As of May 31, 2016, the Company was aware of ten putative class action lawsuits (the “Rite Aid actions”) filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the Merger Agreement (the “Rite Aid Transactions”). Eight of the Rite Aid actions were filed in the Court of Chancery of the State of Delaware (the “Delaware actions”), one Rite Aid action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one Rite Aid action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Delaware actions and the Pennsylvania action primarily allege that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger; and also allege that Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. The federal action alleges, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The Delaware actions were consolidated, and plaintiffs filed a motion for expedited proceedings and a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote on the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the same Rite Aid shareholder vote. All such motions were denied, and the Rite Aid shareholders approved the Rite Aid Transactions at a special meeting on February 4, 2016. On April 15, 2016, the plaintiffs in the Delaware actions agreed to a settlement in principle related to this matter for an immaterial amount. In the Pennsylvania action, plaintiffs agreed to stay the litigation until after the Rite Aid Transactions have closed.

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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Service costs	$1	$2	$3	$3
Interest costs	77	79	236	132
Expected returns on plan assets	(62)	(65)	(189)	(108)
Settlements	-	(2)	-	(1)
Total net periodic pension costs	$16	$14	$50	$26

The Company made cash contributions to its defined benefit pension plans of $71 million for the nine month period ended May 31, 2016, which primarily related to committed funded payments. The Company does not expect to make further contributions to its defined benefit pension plans in fiscal 2016.

Defined Contribution Plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution, which has historically related to adjusted FIFO earnings before interest and taxes and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Walgreens Boots Alliance Board of Directors (or Compensation Committee thereof). The profit-sharing provision was an expense of $58 million and $169 million for the three and nine months ended May 31, 2016, respectively, compared to a benefit of $64 million for the three months and expense of $118 million for the nine months ended May 31, 2015, respectively.

The Company also has a contract based defined contribution arrangement, the Alliance Boots Retirement Savings Plan, to which both the Company and participating employees contribute. The obligation related to the Alliance Boots Retirement Savings Plan was acquired as a result of the Second Step Transaction. The cost recognized in the Consolidated Condensed Statements of Earnings for the three and nine month periods ended May 31, 2016 was $33 million and $102 million, respectively compared to $57 million in the prior year three and nine month periods. Prior to December 31, 2014, Alliance Boots was accounted for as an equity method investee and as such, such costs for fiscal 2015 prior to the date of the Second Step Transaction were reflected within Equity earnings in Alliance Boots on the Consolidated Condensed Statement of Earnings.

Postretirement Healthcare Plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. The Company’s postretirement health benefit plan is not funded.

Components of net periodic benefit cost for the postretirement health benefit plan (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Service cost	$3	$3	$8	$8
Interest cost	4	5	14	13
Amortization of actuarial loss	5	4	14	14
Amortization of prior service cost	(7)	(6)	(21)	(18)
Total postretirement benefit cost	$5	$6	$15	$17

Note 14. Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 2.8 million outstanding options to purchase common shares that were anti-dilutive and excluded from the third quarter earnings per share calculation as of May 31, 2016 compared to no outstanding options as of May 31, 2015. Anti-dilutive shares excluded from the year to date earnings per share calculation were 2.4 million compared to 3.3 million for the periods ending May 31, 2016 and May 31, 2015, respectively.

Note 15. Depreciation and Amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Depreciation expense	$353	$339	$997	$906
Intangible asset and other amortization	94	99	274	358
Total depreciation and amortization expense	$447	$438	$1,271	$1,264

The depreciation and amortization expense presented for 2015 include Alliance Boots costs for the period from December 31, 2014 through May 31, 2015. Prior to December 31, 2014, Alliance Boots was accounted for as an equity method investee and as such, depreciation and amortization expense were included for fiscal 2015 prior to the date of the Second Step Transaction within Equity earnings in Alliance Boots.

Note 16. Supplemental Cash Flow Disclosures
Cash interest paid was $512 million and $305 million in the nine months ended May 31, 2016 and May 31, 2015, respectively. Cash paid for income taxes was $812 million and $961 million in the nine months ended May 31, 2016 and May 31, 2015, respectively.

Note 17. Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three and nine months ended May 31, 2016 and May 31, 2015 (in millions):

	Pension/Post- retirement Obligations	Unrecognized Gain (Loss) on Available-for-Sale Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Currency Translation Adjustments	Total
Balance at February 29, 2016	$30	$172	$(38)	$(2,032)	$(1,868)
Other comprehensive income (loss) before reclassification adjustments	5	(6)	-	762	761
Amounts reclassified from accumulated OCI	-	(268)	1	(2)	(269)
Tax benefit (provision)	(2)	102	(1)	-	99
Net other comprehensive income (loss)	$3	$(172)	$-	$760	$591
Balance at May 31, 2016	$33	$-	$(38)	$(1,272)	$(1,277)

	Pension/Post- retirement Obligations	Unrecognized Gain (Loss) on Available-for-Sale Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Currency Translation Adjustments	Total
Balance at August 31, 2015	$29	$259	$(40)	$(462)	$(214)
Other comprehensive income (loss) before reclassification adjustments	4	(150)	-	(808)	(954)
Amounts reclassified from accumulated OCI	-	(268)	4	(2)	(266)
Tax benefit (provision)	-	159	(2)	-	157
Net other comprehensive income (loss)	$4	$(259)	$2	$(810)	$(1,063)
Balance at May 31, 2016	$33	$-	$(38)	$(1,272)	$(1,277)

	Pension/Post- retirement Obligations	Unrecognized Gain (Loss) on Available- for-Sale Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Share of Alliance Boots OCI	Cumulative Translation Adjustments	Total
Balance at February 28, 2015	$6	$296	$(39)	$-	$(331)	$(68)
Other comprehensive income (loss) before reclassification adjustments	(2)	115	2	-	(145)	(30)
Amounts reclassified from accumulated OCI	-	-	(2)	-	-	(2)
Tax benefit (provision)	-	(41)	-	-	-	(41)
Net other comprehensive income (loss)	$(2)	$74	$-	$-	$(145)	$(73)
Balance at May 31, 2015	$4	$370	$(39)	$-	$(476)	$(141)

	Pension/Post- retirement Liability	Unrecognized Gain (Loss) on Available- for-Sale Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Share of Alliance Boots OCI	Cumulative Translation Adjustments	Total
Balance at August 31, 2014	$15	$107	$(27)	$(113)	$154	$136
Other comprehensive income (loss) before reclassification adjustments	(12)	412	(16)	(57)	(793)	(466)
Amounts reclassified from accumulated OCI	-	-	(3)	230	80	307
Tax benefit (provision)	1	(149)	7	(60)	83	(118)
Net other comprehensive income (loss)	$(11)	$263	$(12)	$113	$(630)	$(277)
Balance at May 31, 2015	$4	$370	$(39)	$-	$(476)	$(141)

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

•
The Pharmaceutical Wholesale segment consists of the legacy Alliance Boots pharmaceutical wholesaling and distribution businesses and an equity method investment in AmerisourceBergen reported on a two-month lag. Wholesale operations are located in France, the United Kingdom, Germany, Turkey, Spain, The Netherlands, Egypt, Norway, Romania, Czech Republic and Lithuania. Revenues for the segment are principally derived from wholesaling and distribution of a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, health and beauty products, home healthcare supplies and equipment, and related services to pharmacies and other healthcare providers.

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

The Company’s Retail Pharmacy International and Pharmaceutical Wholesale segments were acquired as part of the Second Step Transaction in which the Company acquired the 55% of Alliance Boots that it did not already own on December 31, 2014. The Company has determined that it is impracticable to restate segment information for periods prior the completion of the Second Step Transaction, as well as to provide disclosures for such periods under both the old basis and new basis of reporting for certain items. Specifically, WBAD operations prior to December 31, 2014 were recorded in the Retail Pharmacy USA segment and have not been restated, as the Company believes it is impracticable to separate the information to the individual reportable segments. Equity earnings from Alliance Boots prior to the completion of the Second Step Transaction has been recorded within the Retail Pharmacy USA segment. The equity earnings of the 45% interest in Alliance Boots have not been separated into the Retail Pharmacy International and Pharmaceutical Wholesale segments for the prior period, as the Company believes it is impracticable. Accordingly, only five months of results (January to May 2015) have been reported for these segments for the nine months ended May 31, 2015.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Three Months Ended May 31, 2016
Sales to external customers	$21,185	$3,132	$5,181	$-	$29,498
Intersegment sales	-	62	567	(629)	-
Total Sales	$21,185	$3,194	$5,748	$(629)	$29,498

Adjusted Operating Income	$1,382	$258	$179	$(5)	$1,814

Three Months Ended May 31, 2015
Sales to external customers	$20,425	$3,231	$5,139	$-	$28,795
Intersegment sales	-	37	569	(606)	-
Total Sales	$20,425	$3,268	$5,708	$(606)	$28,795

Adjusted Operating Income	$1,328	$249	$171	$1	$1,749

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Nine Months Ended May 31, 2016
Sales to external customers	$63,055	$10,218	$15,442	$-	$88,715
Intersegment sales	-	196	1,729	(1,925)	-
Total Sales	$63,055	$10,414	$17,171	$(1,925)	$88,715

Adjusted Operating Income	$4,257	$908	$500	$(12)	$5,653

Nine Months Ended May 31, 2015
Sales to external customers	$61,027	$5,248	$8,647	$-	$74,922
Intersegment sales	-	67	926	(993)	-
Total Sales	$61,027	$5,315	$9,573	$(993)	$74,922

Adjusted Operating Income	$4,044	$374	$292	$(3)	$4,707

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Three Months Ended May 31, 2016
Operating Income					$1,533
Acquisition-related amortization					100
LIFO provision					93
Cost transformation					73
Acquisition-related costs					15
Adjusted Operating Income	$1,382	$258	$179	$(5)	$1,814

Three Months Ended May 31, 2015
Operating Income					$1,401
Acquisition-related amortization					96
LIFO provision					69
Cost transformation					160
Acquisition-related costs					4
Store closures and other optimization costs					7
Loss on sale of business					12
Adjusted Operating Income	$1,328	$249	$171	$1	$1,749

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations and Unallocated Items	Consolidated
Nine Months Ended May 31, 2016
Operating Income					$4,861
Acquisition-related amortization					282
LIFO provision					207
Cost transformation					191
Acquisition-related costs					82
Asset impairment					30
Adjusted Operating Income	$4,257	$908	$500	$(12)	$5,653

Nine Months Ended May 31, 2015
Operating Income					$3,832
Increase in fair market value of AmerisourceBergen warrants					(123)
Acquisition-related amortization					402
LIFO provision					176
Cost transformation					160
Acquisition-related costs					87
Asset impairment					110
Store closures and other optimization costs					51
Loss on sale of business					12
Adjusted Operating Income	$4,044	$374	$292	$(3)	$4,707

Note 19. Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the employee share-based payment accounting of stock compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term must be applied prospectively. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement must be applied retrospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU is effective for annual periods after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect the ASU will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). This ASU eliminates the requirement to retroactively adopt the equity method of accounting as a part of FASB’s simplification initiative. The amendments in this ASU affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU is effective for annual periods after December 15, 2016 (fiscal 2018). As permitted, the Company early adopted the amendments during the third quarter of 2016 to account for the change in method of accounting for our equity investment in AmerisourceBergen resulting in $169 million income (net of tax) for the quarter.

In March 2016, the FASB issued ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU addresses diversity in practice related to the de-recognition of a prepaid store-value product liability. The ASU amends the guidance on extinguishing financial liabilities for certain prepaid store-value products. If an entity selling prepaid store-value products expects to be entitled to an amount that will not be redeemed, the entity will recognize the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable that a significant reversal of the breakage amount will not subsequently occur. The ASU is effective for annual periods beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted, including adoption before the effective date of ASU 2015-14, Revenue from Contracts with Customers (described below). The amendments in this ASU should be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. The Company is currently evaluating the effect the ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This ASU increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. At the lease commencement date, lessee recognizes a lease liability and right-of-use asset, which is initially measured at the present value of future lease payments. There are two approaches for amortizing the right-of use asset. Under the finance lease approach, interest on the lease liability is recognized separately from amortization of the right-of-use asset. Repayments of the principal portion of the lease liability will be classified as financing activities and payments of interest on the lease liability and variable lease payments will be classified as operating activities in the statement of cash flows. Under the operating lease approach, the cost of the lease is calculated on a straight-line basis over the life of the lease term. All cash payments are classified as operating activities in the statement of cash flows. For sale and leaseback transactions, in order for a sale to occur, the transfer of the asset must meet all criteria in Topic 606. If there is no sale for the seller-lessee, the buyer-lessor does not account for a purchase. Any consideration paid for the asset is accounted for as a financing transaction. For transactions previously accounted for as a sale and leaseback, the transition guidance in Topic 842 does not require an entity to assess whether the transaction would have qualified as a sale and a leaseback in accordance with Topic 842. Additionally, gains recorded under sale and leaseback transactions are recognized at the transaction date and no longer deferred over the lease term. This ASU is effective for annual periods beginning after December 15, 2018 (fiscal 2020). In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. For a description of the Company’s lease obligations, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The Company has begun evaluating and planning for the adoption and implementation of this ASU, including assessing the overall impact. This ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is being evaluated. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). This ASU requires equity investments (except those under the equity method of accounting or those that result in the consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This simplifies the impairment assessment of equity investments previous held at cost. Separate presentation of financial assets and liabilities by measurement category is required. This ASU is effective prospectively for annual periods beginning after December 15, 2017 (fiscal 2019). Early application is not permitted, except for fiscal years or interim periods that have not yet been issued as of the beginning of the fiscal year of adoption. The Company is evaluating the effect of adopting this new accounting guidance.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017 (fiscal 2019). Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 (fiscal 2018). In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance including the transition method.

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

Note 20. Subsequent Events
On June 1, 2016, Walgreens Boots Alliance completed the public offering and issuance of $1,250,000,000 of 1.750% notes due 2018 (the “2018 notes”), $1,500,000,000 of 2.600% notes due 2021 (the “2021 notes”), $750,000,000 of 3.100% notes due 2023 (the “2023 notes”), $1,900,000,000 of 3.450% notes due 2026 (the “2026 notes”) and $600,000,000 of 4.650% notes due 2046 (the “2046 notes”, and collectively with the 2018 notes, the 2021 notes, the 2023 notes and the 2026 notes, the “notes”).

The following table summarizes each tranche of notes issued on June 1, 2016:

Notes Issued (in millions)	Maturity Date	Interest Rate	Interest Payment Dates
$1,250	May 30, 2018	Fixed 1.750%	May 30 and November 30; commencing on November 30, 2016
1,500	June 1, 2021	Fixed 2.600%	June 1 and December 1; commencing on December 1, 2016
750	June 1, 2023	Fixed 3.100%	June 1 and December 1; commencing on December 1, 2016
1,900	June 1, 2026	Fixed 3.450%	June 1 and December 1; commencing on December 1, 2016
600	June 1, 2046	Fixed 4.650%	June 1 and December 1; commencing on December 1, 2016
$6,000

Walgreens Boots Alliance may redeem (i) the 2018 notes, at any time prior to their scheduled maturity in whole or from time to time in part, (ii) the 2021 notes, at any time prior to May 1, 2021 (1 month prior to the maturity date of the 2021 notes) in whole or from time to time prior to May 1, 2021 in part, (iii) the 2023 notes, at any time prior to April 1, 2023 (2 months prior to the maturity date of the 2023 notes) in whole or from time to time prior to April 1, 2023 in part, (iv) the 2026 notes, at any time prior to March 1, 2026 (3 months prior to the maturity date of the 2026 notes) in whole or from time to time prior to March 1, 2026 in part, and (v) the 2046 notes, at any time prior to December 1, 2045 (6 months prior to the maturity date of the 2046 notes) in whole or from time to time prior to December 1, 2045 in part, in each case, at a redemption price equal to the greater of:  (1) 100% of the principal amount of the notes being redeemed; and  (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (i) to the applicable Par Call Date (as defined) for the 2021 notes, 2023 notes, 2026 notes and 2046 notes or (ii) to the  scheduled maturity date for the 2018 notes (not including, in each case, any portion of such payments of interest accrued as of the redemption date), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined), plus 15 basis points for the 2018 notes, 20 basis points for the 2021 notes, 25 basis points for the 2023 notes, 25 basis points for the 2026 notes and 35 basis points for the 2046 notes.  In addition, at any time on or after May 1, 2021 with respect to the 2021 notes, April 1, 2023 with respect to the 2023 notes, March 1, 2026 with respect to the 2026 notes and December 1, 2045 with respect to the 2046 notes, Walgreens Boots Alliance may redeem some or all of the applicable series of notes at Walgreens Boots Alliance’s option, at a redemption price equal to 100% of the principal amount of the applicable notes being redeemed, plus, in every case, accrued and unpaid interest on the notes being redeemed to, but excluding, the redemption date.

In the event that the merger contemplated by the Merger Agreement with Rite Aid is not consummated on or prior to June 1, 2017 (the first anniversary of the issuance date of the notes) or if the Merger Agreement is terminated at any time on or prior to June 1, 2017, then Walgreens Boots Alliance will be required to redeem the 2018 notes, the 2021 notes and the 2023 notes (but not the 2026 notes or 2046 notes) on the date described in the applicable note at a redemption price equal to 101% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest from and including the date of initial issuance, or the most recent date to which interest has been paid, whichever is later, to, but excluding, the date of redemption.

If a “change of control triggering event” (as defined) occurs, Walgreens Boots Alliance will be required, unless it has exercised its right to redeem the notes or has defeased the notes in accordance with the indenture, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to, but excluding, the date of repurchase.

The notes are unsecured, unsubordinated debt obligations and rank equally with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding. The notes are structurally subordinated in right of payment to all existing and future indebtedness, liabilities and other obligations of Walgreens Boots Alliance’s subsidiaries. Total issuance costs relating to the notes, including underwriting discounts and fees, were an estimated $32 million.

As a result of the issuance of the notes and receipt of proceeds therefrom, on June 1, 2016, Walgreens Boots Alliance reduced its commitment under the Bridge Credit Agreement by $5,956,593,000 to $1,843,407,000; provided that Walgreens Boots Alliance may increase the commitments under the Bridge Credit Agreement at any time prior to the funding of the loans thereunder by up to $2.0 billion, subject to obtaining commitments from existing lenders and/or new lenders selected by Walgreens Boots Alliance and reasonably acceptable to the administrative agent.

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

On October 27, 2015, Walgreens Boots Alliance entered into an Agreement and Plan of Merger with Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of Walgreens Boots Alliance (the “Merger Agreement”), pursuant to which we agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,561 stores in 31 states and the District of Columbia as of February 27, 2016. The Merger Agreement was approved by Rite Aid stockholders in February 2016. The transaction is expected to close in the second half of calendar year 2016, subject to regulatory approvals and other customary closing conditions.

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

COMPARABILITY
As a result of the completion of the Second Step Transaction on December 31, 2014, there are a number of items that affect comparability of reported results. Prior to December 31, 2014, our operations were within one reportable segment that included the results of the Retail Pharmacy USA division and corporate costs, along with the full consolidated results of Walgreens Boots Alliance Development GmbH (“WBAD”), a global sourcing enterprise formed by Walgreens and Alliance Boots, and equity earnings from Alliance Boots. Following the completion of the Reorganization and the Second Step Transaction on December 31, 2014, we now report results in three segments. Segmental reporting includes the allocation of synergy benefits, including WBAD’s results, and the combined corporate costs for periods subsequent to December 31, 2014. We have determined that it is impracticable to allocate historical results to the current segmental presentation. Accordingly, our Retail Pharmacy USA segment results for periods prior to December 31, 2014 include all corporate costs of Walgreen Co., the full consolidated results of WBAD and equity income from Walgreen Co.’s pre-closing 45 percent interest in Alliance Boots.

The completion of the Second Step Transaction on December 31, 2014 also means that results for the three month period ended May 31, 2015 and the three and nine month periods ended May 31, 2016 include the results of Alliance Boots on a fully consolidated basis, while the nine month period ended May 31, 2015 includes the results of Alliance Boots for five months (January through May 2015) on a fully consolidated basis and as equity income from Walgreen Co.’s pre-merger 45 percent interest in Alliance Boots for four months (September through December 2014).

Nine month period-over-period comparisons of results require consideration of the foregoing factors and are not directly comparable.

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

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
In March 2013, Walgreens, Alliance Boots and AmerisourceBergen Corporation (“AmerisourceBergen”) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which branded and generic pharmaceutical products are sourced from AmerisourceBergen and an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through WBAD, a global sourcing enterprise. In May 2016, these agreements were extended for three years to now expire in 2026.

In addition, in March 2013, Walgreens, Alliance Boots and AmerisourceBergen entered into agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time through open market purchases and pursuant to warrants to acquire AmerisourceBergen common stock and gain associated representation on AmerisourceBergen’s Board of Directors in certain circumstances.

In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013 for more detailed information regarding these agreements and arrangements.

On March 18, 2016, we exercised our warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50, in full, for an aggregate exercise price payment of $1.17 billion. As of May 31, 2016 we owned 34,157,955 (11,461,043 shares acquired in open market transactions and 22,696,912 shares from the exercise of the $51.50 warrants) AmerisourceBergen common shares representing approximately 16% of the outstanding AmerisourceBergen common stock. Additionally, we continue to hold additional warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017. As of May 31, 2016, we can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market. The amount of permitted open market purchases is subject to increase in certain circumstances.

Effective March 18, 2016, we account for our investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to our investment being classified within the operating income of our Pharmaceutical Wholesale segment. See Note 5, Equity Method Investments, to the Consolidated Condensed Financial Statements (Unaudited) included herein for further information. Due to the March 18, 2016 effective date and the two-month reporting lag, our results for the three month and nine month periods ended May 31, 2016 include thirteen days of equity method income relating to our investment in AmerisourceBergen.

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

We estimate that we will recognize cumulative pre-tax charges to our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”) of between $1.6 billion and $1.8 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. We expect to incur pre-tax charges of between $525 million and $600 million for real estate costs, including lease obligations (net of estimated sublease income); between $650 million and $725 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs; and between $425 million and $475 million for employee severance and other business transition and exit costs. We estimate that approximately 60% of the cumulative pre-tax charges will result in immediate or future cash expenditures, primarily related to lease and other real estate payments and employee separation costs.

The Company incurred pre-tax charges of $73 million and $191 million related to the Cost Transformation Program during the three and nine month periods ended May 31, 2016. The Company incurred pre-tax charges of $160 million with respect to the Cost Transformation Program in the three and nine month periods ended May 31, 2015. From inception through May 31, 2016, the Company incurred pre-tax charges of $733 million ($296 million related to asset impairment charges, $254 million in real estate costs and $183 million in severance and other business transition and exit costs) related to the Cost Transformation Program. All charges related to the Cost Transformation Program have been recorded within selling, general and administrative expenses.

In March 2014, the Walgreens Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources within the Retail Pharmacy USA segment in a manner intended to increase stockholder value. As of August 31, 2015, this plan was completed and no additional charges related to the plan are expected. There were no charges incurred in the three month period ended May 31, 2015. For the nine months ended May 31, 2015, the Company incurred pre-tax charges of $17 million, which were primarily related to lease termination costs. All charges related to this plan have been recorded within selling, general and administrative expenses.

Restructuring costs by segment are as follows (in millions):

	Retail Pharmacy
Three Months Ended May 31, 2016	USA	International	Pharmaceutical Wholesale	Consolidated
Real estate costs	$-	$-	$-	$-
Asset impairments	48	-	-	48
Severance and other business transition and exit costs	12	6	7	25
Total restructuring costs	$60	$6	$7	$73

Three Months Ended May 31, 2015
Real estate costs	$24	$-	$-	$24
Asset impairments	102	-	-	102
Severance and other business transition and exit costs	25	9	-	34
Total restructuring costs	$151	$9	$-	$160

	Retail Pharmacy
Nine Months Ended May 31, 2016	USA	International	Pharmaceutical Wholesale	Consolidated
Real estate costs	$52	$-	$-	$52
Asset impairments	73	-	-	73
Severance and other business transition and exit costs	45	14	7	66
Total restructuring costs	$170	$14	$7	$191

Nine Months Ended May 31, 2015
Real estate costs	$41	$-	$-	$41
Asset impairments	102	-	-	102
Severance and other business transition and exit costs	25	9	-	34
Total restructuring costs	$168	$9	$-	$177

As the program is implemented, the restructuring charges will be recognized as the costs are incurred over time in accordance with GAAP.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary Note Regarding Forward-Looking Statements” below.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the three and nine months ended May 31, 2016 and May 31, 2015, respectively.

	(in millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015(1)
Net sales	$29,498	$28,795	$88,715	$74,922
Gross Profit	7,497	7,481	22,943	19,659
Selling, general and administrative expenses	5,967	6,080	18,085	16,142
Operating Income	1,533	1,401	4,861	3,832
Adjusted Operating Income (Non-GAAP measure)(2)	1,814	1,749	5,653	4,707
Earnings Before Interest and Tax Provision	1,561	1,862	4,336	5,702
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	1,103	1,302	3,143	4,194
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(2)	1,288	1,123	3,843	3,116
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	1.01	1.18	2.88	4.04
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(2)	1.18	1.02	3.52	3.00

	Percentage Increases/(Decreases)
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015(1)
Net sales	2.4	48.4	18.4	30.7
Gross Profit	0.2	37.5	16.7	21.0
Selling, general and administrative expenses	(1.9)	33.6	12.0	19.6
Operating Income	9.4	36.8	26.9	19.5
Adjusted Operating Income (Non-GAAP measure)(2)	3.7	43.2	20.1	27.5
Earnings Before Interest and Tax Provision	(16.2)	62.2	(24.0)	63.0
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	(15.3)	82.4	(25.1)	94.8
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(2)	14.7	28.3	23.3	28.1
Net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted	(14.4)	59.5	(28.7)	81.2
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)(2)	15.7	22.9	17.3	19.0

	Percent to Net Sales
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015(1)
Gross Margin	25.4	26.0	25.9	26.2
Selling, general and administrative expenses	20.2	21.1	20.4	21.5

(1) See “--Comparability” above.
(2) See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
Net earnings attributable to Walgreens Boots Alliance for the quarter ended May 31, 2016 were $1.1 billion, or $1.01 per diluted share as compared to $1.3 billion, or $1.18 per diluted share in the comparable prior year period. The decrease in net earnings per diluted share for the three month period ended May 31, 2016 was primarily attributable to fair value adjustments on AmerisourceBergen warrants, partially offset by income recognized on the change in accounting method for our investment in AmerisourceBergen.

Net earnings attributable to Walgreens Boots Alliance for the nine months ended May 31, 2016 were $3.1 billion, or $2.88 per diluted share as compared to $4.2 billion, or $4.04 per diluted share in the comparable prior year period. The decrease in net earnings per diluted share for the nine month period ended May 31, 2016 was attributable to fair value adjustments on AmerisourceBergen warrants and last year’s second quarter non-cash gain associated with the remeasurement to fair value on December 31, 2014 of the Company’s previously-held equity investment in Alliance Boots, partially offset by income recognized on the change in accounting method for our investment in AmerisourceBergen.

Other income (expense) for the three and nine months ended May 31, 2016 was income of $28 million and expense of $525 million, respectively, as compared to income of $461 million and $1.2 billion in the three and nine months ended May 31, 2015, respectively. Following the completion of the Second Step Transaction, fair value adjustments related to the AmerisourceBergen warrants held by a subsidiary are recorded within other income (expense) rather than equity earnings in Alliance Boots. The change in fair value of our AmerisourceBergen warrants resulted in a loss of $259 million and $845 million for the three and nine month periods ended May 31, 2016, respectively, as compared to income of $449 million and $1.3 billion for the three and nine month periods ended May 31, 2015, respectively, primarily attributable to the change in the price of AmerisourceBergen’s common stock. Additionally, we recognized income of $268 million in the three and nine month periods ended May 31, 2016 related to the change in accounting methods for our investment in AmerisourceBergen. Other income (expense) also includes a gain of $4 million and $37 million, respectively, for the three and nine month periods ended May 31, 2016 on derivative contracts that were not designated as accounting hedges, compared to gains of $7 million and losses of $149 million, respectively, in the comparable three and nine month prior year periods. The prior year losses primarily relate to foreign currency forward contracts entered into in consideration of the delivery of foreign cash consideration related to the Second Step Transaction.

Interest was a net expense of $147 million and $425 million for the three and nine month periods ended May 31, 2016, respectively, compared to $151 million and $350 million for the comparable three and nine month periods ended May 31, 2015, respectively. The increase in interest expense for the nine month period ended May 31, 2016 is primarily due to the notes we issued to fund a portion of the cash consideration payable in connection with the Second Step Transaction and to subsequently refinance substantially all of Alliance Boots outstanding borrowings following completion of the Second Step Transaction.

The effective tax rate for the three months ended May 31, 2016 was 22.8% compared to 23.8% for the three months ended May 31, 2015. The decrease in the effective tax rate is primarily attributable to a lower estimated annual tax rate, partly offset by reduced discrete tax benefits and the impact of discretely tax effecting, at U.S. tax rates, non-recurring pre-tax earnings of $268 million associated with the Company adopting equity method accounting with respect to its investment in AmerisourceBergen, resulting in a $99 million tax charge. The lower estimated annual tax rate results mostly from changes in the geographic mix of our forecasted pre-tax earnings, principally related to the Company having, in fiscal year 2016, a full year of foreign source pre-tax earnings taxed at lower rates as well as a significant reduction to our U.S. source pre-tax earnings, largely caused by the effect of AmerisourceBergen warrants held by the Company. The reduced discrete tax benefits result from the Company, during the three months ended May 31, 2015, recording net discrete tax benefits primarily related to recognizing previously unrecognized capital loss deferred tax assets due to our generation of capital gain income from sale-leaseback transactions. Those discrete tax benefits did not recur during the three months ended May 31, 2016.

The effective tax rate for the nine months ended May 31, 2016 was 20.2% compared to 20.9% for the nine months ended May 31, 2015. The decrease in the effective tax rate is primarily attributable to a lower estimated annual tax rate, partly offset by the reduced impact of discrete tax benefits during the current period. The lower estimated annual tax rate results mostly from changes in the geographic mix of our forecasted pre-tax earnings, principally related to the Company having, in fiscal year 2016, a full year of foreign source pre-tax earnings taxed at lower rates as well as a significant reduction to our U.S. source pre-tax earnings, largely caused by the effect of AmerisourceBergen warrants held by the Company. For the nine months ended May 31, 2015 discrete tax items, which include both tax-only items and certain discretely taxed items of pre-tax earnings, favorably impacted the tax rate by 10.4% as compared to 4.0% for the nine months ended May 31, 2016. The net discrete tax benefits for the nine months ended May 31, 2015 primarily related to recognizing previously unrecognized capital loss deferred tax assets due to our generation of capital gain income from sale-leaseback transactions and the tax impact related to the previously-held equity investment gain associated with our acquisition of the remaining 55% interest in Alliance Boots that we did not previously own in the Second Step Transaction.  The net discrete tax benefits for the nine months ended May 31, 2016 primarily relate to the $178 million deferred tax impact of certain tax rate reductions enacted by the United Kingdom, which were partly offset by the impact of discretely tax effecting, at U.S. tax rates, non-recurring pre-tax earnings of $268 million associated with the Company adopting equity method accounting with respect to its investment in AmerisourceBergen, resulting in a $99 million discrete tax charge.

Walgreens Boots Alliance Adjusted Net Earnings Per Diluted Share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the quarter ended May 31, 2016 were $1.3 billion, or $1.18 per diluted share as compared to $1.1 billion, or $1.02 per diluted share in the comparable prior year period. The increase in adjusted net earnings and adjusted net earnings per diluted share for the three months ended May 31, 2016 was primarily attributable to higher sales and lower selling, general and administrative expenses as a percentage of sales and a lower effective tax rate offset by lower gross margins. Adjusted net earnings attributable to Walgreens Boots Alliance for the nine months ended May 31, 2016 were $3.8 billion, or $3.52 per diluted share as compared to $3.1 billion, or $3.00 per diluted share in the comparable prior year period. The increase in adjusted net earnings and adjusted net earnings per diluted share for the nine months ended May 31, 2016 was primarily attributable to higher sales and lower selling, general and administrative expenses as a percentage of sales, and a lower effective tax rate offset partially by lower gross margins. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
As a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots as of December 31, 2014. As such, the nine month period ended May 31, 2015 includes equity income from Walgreen Co.’s pre-merger 45 percent interest in Alliance Boots for four months (September through December 2014).

	(in millions, except location amounts)
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Total Sales	$21,185	$20,425	$63,055	$61,027
Gross Profit	5,603	5,527	16,943	16,569
Selling, general and administrative expenses	4,434	4,494	13,317	13,505
Operating Income	1,169	1,033	3,626	3,379
Adjusted Operating Income (Non-GAAP measure)(1)	1,382	1,328	4,257	4,044
Number of Prescriptions(2)	187	183	560	546
30 Day Equivalent Prescriptions(2)(3)	235	226	699	672
Number of Locations at period end	8,208	8,249	8,208	8,249

	Percentage Increases/(Decreases)
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Total Sales	3.7	5.3	3.3	6.4
Gross Profit	1.4	1.6	2.3	2.0
Selling, general and administrative expenses	(1.3)	(1.3)	(1.4)	0.0
Operating Income	13.2	0.9	7.3	5.3
Adjusted Operating Income (Non-GAAP measure)(1)	4.1	8.8	5.3	9.5
Comparable Store Sales(4)(5)	3.9	6.3	3.9	6.3
Pharmacy Sales	5.8	7.0	5.2	8.7
Comparable Pharmacy Sales(4)(5)	6.0	9.1	6.3	9.0
Retail Sales	(0.4)	2.0	(0.3)	2.4
Comparable Retail Sales(4)(5)	0.1	1.6	(0.2)	1.9
Comparable Number of Prescriptions(2)(4)(5)	2.8	3.2	2.5	3.4
Comparable 30 Day Equivalent Prescriptions(2)(3)(4)(5)	4.5	4.1	4.0	4.4

	Percent to Total Sales
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Gross Margin	26.4	27.1	26.9	27.2
Selling, general and administrative expenses	20.9	22.0	21.1	22.1

(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
(2)	Includes immunizations.
(3)	Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(4)	The nine month period ended May 31, 2016 figures include an adjustment to remove February 29, 2016 results due to the leap year.
(5)	Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.

Sales for the Three Months Ended May 31, 2016 compared to May 31, 2015
The Retail Pharmacy USA division’s total sales for the quarter ended May 31, 2016 increased to $21.2 billion, a 3.7% increase over the comparable prior year quarter. Sales in comparable store sales increased 3.9% from the comparable prior year quarter. The increase was driven by growth in Medicare Part D prescriptions, partially offset by the impact from the sale of a majority interest in our infusion business in fiscal 2015.

Pharmacy sales increased by 5.8% in the three months ended May 31, 2016 and represented 67.4% of the division’s total sales. In the three months ended May 31, 2015, pharmacy sales were up 7.0% and represented 66.1% of the division’s total sales. Comparable pharmacy sales were up 6.0% in the three months ended May 31, 2016 compared to an increase of 9.1% in the three months ended May 31, 2015. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.8% in the current quarter versus a reduction of 1.6% in the same period last year. The effect of generics on division total sales was a reduction of 1.1% in the current quarter compared to a reduction of 0.9% for the prior year quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.4% of prescription sales for the three month period ended May 31, 2016 compared to 96.9% for the three month period last year. The total number of prescriptions (including immunizations) filled for the current quarter was approximately 187 million compared to 183 million for the same period last year. Prescriptions (including immunizations) adjusted to 30 day equivalents were 235 million in the current quarter versus 226 million in the prior year quarter.

Retail sales decreased 0.4% for the three months ended May 31, 2016 and were 32.6% of the division’s total sales. In comparison, for the three months ended May 31, 2015, retail sales increased 2.0% and comprised 33.9% of the division’s total sales. Comparable retail sales increased 0.1% for the current quarter compared to an increase of 1.6% in the prior period. Comparable retail sales growth in the current quarter was primarily due to higher sales in the health and wellness and photo categories. This increase was partially offset by decreased sales in certain convenience categories.

Operating Income for the Three Months Ended May 31, 2016 compared to May 31, 2015
Retail Pharmacy USA division’s operating income for the three months ended May 31, 2016 increased to $1.2 billion, a 13.2% increase over the comparable prior year quarter. The increase is primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margins in the current quarter.

Gross margin as a percent of sales was 26.4% in the current quarter compared to 27.1% in the comparable quarter last year. Pharmacy margins were negatively impacted in the quarter by lower third-party reimbursements and changes in mix, including specialty drugs, that have a below average gross margin. The decrease in pharmacy margins was partially offset by procurement efficiencies. Retail margins were positively impacted higher sales in the health and wellness categories, partially offset by performance in the consumables category.

Selling, general and administrative expenses as a percentage of sales were 20.9% for the current quarter compared to 22.0% in the same period a year ago. As a percentage of sales, expenses in the current quarter were lower primarily due to increased store labor efficiencies and cost controls associated with the Cost Transformation Program.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended May 31, 2016 compared to May 31, 2015
Retail Pharmacy USA division’s adjusted operating income for the three months ended May 31, 2016 increased to $1.4 billion, a 4.1% increase over the comparable prior year quarter. The increase is primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales partially offset by lower gross margins in the current quarter. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the Nine Months Ended May 31, 2016 compared to May 31, 2015
The Retail Pharmacy USA division’s total sales for the nine months ended May 31, 2016 increased to $63.1 billion, a 3.3% increase over the comparable prior year period. Total sales increased primarily due to higher comparable store sales, which increased 3.9% over the comparable prior year period, partially offset by the impact from the sale of a majority interest in our infusion business in fiscal 2015 and store closures during the nine months ended May 31, 2016. Comparable store data has been adjusted to remove the effects of February 29, 2016 due to the leap year. We operated 8,208 locations (8,199 drugstores) as of May 31, 2016, compared to 8,249 locations (8,240 drugstores) as of May 31, 2015.

Pharmacy sales increased by 5.2% in the nine months ended May 31, 2016 and represented 66.9% of the division’s total sales. In the nine months ended May 31, 2015, pharmacy sales were up 8.7% and represented 65.7% of the division’s sales. Comparable pharmacy sales were up 6.3% in the nine months ended May 31, 2016 compared to an increase of 9.0% in the nine months ended May 31, 2015. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.1% in the current nine month period ended May 31, 2016 versus a reduction of 1.6% in the comparable period last year. The effect of generics on division total sales was a reduction of 1.2% in the current nine month period compared to a reduction of 0.9% for the prior year’s period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.3% of prescription sales for the nine month period ended May 31, 2016 compared to 96.6% for the nine month period last year. The total number of prescriptions (including immunizations) filled for the nine months ended May 31, 2016 was approximately 560 million compared to 546 million for the same period last year. Prescriptions (including immunizations) adjusted to 30 day equivalents were 699 million in the current nine month period versus 672 million in the comparable prior year period.

Retail sales decreased 0.3% for the nine months ended May 31, 2016 and were 33.1% of the division’s total sales. In comparison, for the nine months ended May 31, 2015, retail sales increased 2.4% and comprised 34.3% of the division’s total sales. Comparable retail sales decreased 0.2% for the current nine month period compared to an increase of 1.9% in the comparable prior year period. The decrease in comparable retail sales in the nine months ended May 31, 2016 was primarily attributable to decreased customer traffic partially offset by an increase in basket size.

Operating Income for the Nine Months Ended May 31, 2016 compared to May 31, 2015
Retail Pharmacy USA division’s operating income for the nine months ended May 31, 2016 increased to $3.6 billion, a 7.3% increase over the comparable prior year period. The increase is primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margins in the current period.

Gross margin as a percent of sales was 26.9% for the nine months ended May 31, 2016 compared to 27.2% in the comparable prior year period. Pharmacy margins were negatively impacted in the period by lower third-party reimbursements and changes in mix. The decrease in pharmacy margins was partially offset by the favorable impact of procurement efficiencies. Retail margins were positively impacted in the current period primarily from health and wellness and personal categories partially offset by performance in seasonal and consumables categories.

Selling, general and administrative expenses as a percentage of sales were 21.1% for the nine month period ended May 31, 2016 compared to 22.1% in the same period a year ago. As a percentage of sales, expenses in the current period were lower primarily due to increased store labor efficiencies and cost controls.

Adjusted Operating Income (Non-GAAP measure) for the Nine Months Ended May 31, 2016 compared to May 31, 2015
Retail Pharmacy USA division’s adjusted operating income for the nine months ended May 31, 2016 increased to $4.3 billion, a 5.3% increase over the comparable prior year period. The increase is primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margins in the current quarter. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International
The businesses included in our Retail Pharmacy International division were acquired as part of the Second Step Transaction. The Retail Pharmacy International division’s results, including the increases in total sales, gross profit, selling, general and administrative expenses and operating income, for the nine months ended May 31, 2016 as compared to the comparable prior year periods were primarily impacted by the Second Step Transaction, which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. Accordingly, the results for this segment for the nine month period ended May 31, 2016 include the results of Alliance Boots on a fully consolidated basis, while the nine month period ended May 31, 2015 includes only five months (January through May 2015) of results, and such results are not directly comparable. Results include the effects of foreign currency exchange rates, including the British Pound, Euro, Chilean Peso and Mexican Peso. See Item 3 Quantitative and Qualitative Disclosure about Market Risk, Foreign Currency Exchange Rate Risk for further information on currency risk.

	(in millions, except location amounts)
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Total Sales	$3,194	$3,268	$10,414	$5,315
Gross Profit	1,362	1,393	4,383	2,146
Selling, general and administrative expenses	1,139	1,188	3,559	1,933
Operating Income	223	205	824	213
Adjusted Operating Income (Non-GAAP measure)(1)	258	249	908	374
Number of Locations at period end	4,628	4,565	4,628	4,565

	Percentage Increases/(Decreases)
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Total Sales	(2.3)	NA	95.9	NA
Gross Profit	(2.2)	NA	104.2	NA
Selling, general and administrative expenses	(4.1)	NA	84.1	NA
Operating Income	8.8	NA	286.9	NA
Adjusted Operating Income (Non-GAAP measure)(1)	3.6	NA	142.8	NA
Comparable Store Sales(2)	(5.4)	NA	NA	NA
Comparable Store Sales in constant currency(2)(3)	0.2	NA	NA	NA
Pharmacy Sales	(3.6)	NA	NA	NA
Comparable Pharmacy Sales(2)	(6.6)	NA	NA	NA
Comparable Pharmacy Sales in constant currency(2)(3)	(0.7)	NA	NA	NA
Retail Sales	(2.0)	NA	NA	NA
Comparable Retail Sales(2)	(4.6)	NA	NA	NA
Comparable Retail Sales in constant currency(2)(3)	0.7	NA	NA	NA

	Percent to Total Sales
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Gross Margin	42.6	42.6	42.1	40.4
Selling, general and administrative expenses	35.7	36.4	34.2	36.4

(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
(2)	Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.
(3)
Operating results reported in U.S. dollars are affected by foreign currency exchange rate fluctuations. We use the term “constant currency” to represent results that have been adjusted to exclude foreign currency impact. Foreign currency impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. dollar. This impact is calculated by translating current period results at the currency exchange rates used in the comparable period in the prior year, rather than the exchange rates in effect during the current period. See “--Non-GAAP Measures” below.

Sales for the Three Months Ended May 31, 2016 compared to May 31, 2015
The Retail Pharmacy International division’s total sales for the quarter ended May 31, 2016 were $3.2 billion, a 2.3% decrease over the comparable prior year quarter. Total sales were negatively impacted by 5.7% or $184 million as a result of currency translation. Total sales in comparable stores decreased 5.4% from the comparable prior year quarter, primarily reflecting the adverse impact of currency exchange fluctuation. Total sales in comparable stores in constant currency increased 0.2% from the comparable prior year quarter. The increase was driven by strong performances in the Republic of Ireland and Thailand, offset by weaker performance in Chile.

Pharmacy sales decreased by 3.6% in the three months ended May 31, 2016 and represented 37.0% of the division’s total sales. Comparable pharmacy sales decreased 6.6% from the comparable prior year quarter, primarily reflecting the adverse impact of currency exchange fluctuation. Comparable pharmacy sales in constant currency were down 0.7% in the three months ended May 31, 2016 compared to the three months ended May 31, 2015. The decrease was driven by the United Kingdom market which was impacted by reduced government pharmacy funding compared to the same period last year and the loss of certain institutional sales contracts in Chile. The United Kingdom government has been undertaking further consultation with the industry on proposals for pharmacy funding. The consultation period ended in May 2016. The outcome of this consultation could further impact our pharmacy business.

Retail sales decreased 2.0% for the three months ended May 31, 2016 and were 63.0% of the division’s total sales. Comparable retail sales decreased 4.6% from the comparable prior year quarter, primarily reflecting the adverse impact of currency exchange fluctuation. Comparable retail sales in constant currency increased 0.7% for the current quarter compared to the prior period. The increase in comparable retail sales in the current quarter was primarily due to robust sales of over the counter medicines and self-selection cosmetics in the United Kingdom business. This was supplemented by strong retail sales growth in both the Republic of Ireland and Thailand offset by weaker sales in Chile.

Operating Income for the Three Months Ended May 31, 2016 compared to May 31, 2015
Retail Pharmacy International division’s operating income for the three months ended May 31, 2016 increased to $223 million, an 8.8% increase over the comparable prior year quarter. The increase is primarily due to lower selling, general and administrative expenses as a percentage of sales partially offset by lower sales. Operating income was negatively impacted by 4.9% or $10 million as a result of currency translation.

Gross margin as a percent of sales was 42.6%, which was in line with the comparable quarter last year.

Selling, general and administrative expenses as a percentage of sales were 35.7% for the current quarter compared to 36.4% in the same period a year ago.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended May 31, 2016 compared to May 31, 2015
Retail Pharmacy International division’s adjusted operating income for the three months ended May 31, 2016 increased to $258 million, a 3.6% increase over the comparable prior year quarter. The increase is primarily due to lower selling, general and administrative expenses as a percentage of sales. Adjusted operating income was negatively impacted by 4.4%, or $11 million, as a result of currency translation. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Results for the Nine Months Ended May 31, 2016 compared to May 31, 2015
The results for the Retail Pharmacy International segment for the nine month period ended May 31, 2016 include the results of Alliance Boots on a fully consolidated basis, while the nine month period ended May 31, 2015 includes only five months (January through May 2015) of results and, as described above under “—Retail Pharmacy International,” such results are not directly comparable.

Pharmaceutical Wholesale
The businesses included in our Pharmaceutical Wholesale division were acquired as part of the Second Step Transaction. The Pharmaceutical Wholesale division’s results, including the increases in total sales, gross profit, selling, general and administrative expenses and operating income, for the nine months ended May 31, 2016 as compared to the comparable prior year periods were primarily impacted by the Second Step Transaction, which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. Accordingly, the results for this segment for the nine month period ended May 31, 2016 include the results of Alliance Boots on a fully consolidated basis, while the nine month period ended May 31, 2015 includes only five months (January through May 2015) of results and such results are not directly comparable. Results include the effects of foreign currency exchange rates, including the British Pound, Turkish Lira, and Euro. See Item 3 Quantitative and Qualitative Disclosure about Market Risk, Foreign Currency Exchange Rate Risk for further information on currency risk.

	(in millions)
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Total Sales	$5,748	$5,708	$17,171	$9,573
Gross Profit	537	560	1,629	947
Selling, general and administrative expenses	394	398	1,209	704
Equity earnings in AmerisourceBergen	3	-	3	-
Operating Income	146	162	423	243
Adjusted Operating Income (Non-GAAP measure)(1)	179	171	500	292

	Percentage Increases/(Decreases)
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Total Sales	0.7	NA	79.4	NA
Gross Profit	(4.1)	NA	72.0	NA
Selling, general and administrative expenses	(1.0)	NA	71.7	NA
Operating Income	(9.9)	NA	74.1	NA
Adjusted Operating Income (Non-GAAP measure)(1)	4.7	NA	71.2	NA
Comparable Sales(2)	4.6	NA	NA	NA
Comparable Sales in constant currency(2)(3)	6.3	NA	NA	NA

	Percent to Total Sales
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Gross Margin	9.3	9.8	9.5	9.9
Selling, general and administrative expenses	6.9	7.0	7.0	7.4

(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.
(2)	Comparable Sales are defined as total sales excluding acquisitions and dispositions.
(3)	Operating results reported in U.S. dollars are affected by foreign currency exchange rate fluctuations. We use the term “constant currency” to represent results that have been adjusted to exclude foreign currency impact. Foreign currency impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. dollar. This impact is calculated by translating current period results at the currency exchange rates used in the comparable period in the prior year, rather than the exchange rates in effect during the current period. See “--Non-GAAP Measures” below.

Sales for the Three Months Ended May 31, 2016 compared to May 31, 2015
Pharmaceutical Wholesale total sales increased to $5.7 billion, a 0.7% increase from the comparable prior year quarter.  Total sales were negatively impacted by 1.7% as a result of currency translation. In April, the Company sold Alliance Healthcare Russia to the Russian health and beauty retailer 36.6 in return for a 15 percent stake in the combined group. Comparable sales, excluding acquisitions and dispositions, increased 4.6%, or 6.3% on a constant currency basis. Total sales were positively impacted primarily by market growth, with strong sales in emerging markets, partly offset by disposals.

Operating Income for the Three Months Ended May 31, 2016 compared to May 31, 2015
Pharmaceutical Wholesale operating income decreased 9.9% from the comparable prior year quarter. Operating income decreased due to a decrease in gross margin, partially offset by lower selling, general and administrative expenses and $3 million of equity earnings in AmerisourceBergen, with equity earnings being recognized for the first time during the quarter ended May 31, 2016. Currency translation negatively impacted operating income from the comparable prior year quarter by $5 million, or 3.1%.

Gross profit decreased 4.1% from the comparable prior year quarter. Currency translation negatively impacted gross profit by $11 million, or 2.0%. The remaining decrease was primarily due to lower procurement benefits and dispositions, partially offset by higher sales.

Selling, general and administrative expenses decreased 1.0% from the comparable prior year quarter. Currency translation positively impacted selling, general and administrative expenses by $6 million or 1.5%. As a percentage of sales, selling, general and administrative expenses were 6.9% in the current quarter, broadly in line with the comparable prior year quarter.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended May 31, 2016 compared to May 31, 2015
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended May 31, 2016 increased to $179 million, a 4.7% increase over the comparable prior year quarter. This includes $8 million contribution from our share of AmerisourceBergen adjusted equity earnings. The increase is primarily due to higher sales and lower selling, general and administrative expenses, partially offset by lower gross margin as a percentage of sales. Currency translation negatively impacted adjusted operating income from the comparable prior year quarter by 2.9%. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Results for the Nine Months Ended May 31, 2016 compared to May 31, 2015
As noted above, the results for the Pharmaceutical Wholesale segment for the nine month period ended May 31, 2016 include the results of Alliance Boots on a fully consolidated basis, while the nine month period ended May 31, 2015 includes only five months (January through May 2015) of results and, as described above under “--Pharmaceutical Wholesale,” such results are not directly comparable.

NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the rules of the Securities and Exchange Commission, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. As a global company, our operating results reported in U.S. dollars are affected by foreign currency exchange rate fluctuations because the underlying foreign currencies in which we transact change in value over time compared to the U.S. dollar; accordingly, we present certain constant currency financial information to provide a framework to assess how our businesses performed excluding the impact of foreign currency exchange rate fluctuations. We provide non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because our management has evaluated our financial results both including and excluding the adjusted items or the effects of foreign currency translation, as applicable, and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	(in millions)
	Three Months Ended May 31, 2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale(1)(2)	Eliminations and Other	Consolidated
Operating Income (GAAP)(1)	$1,169	$223	$146	$(5)	$1,533
Acquisition-related amortization(2)	46	29	25	-	100
LIFO provision(2)	92	-	1	-	93
Cost transformation	60	6	7	-	73
Acquisition-related costs	15	-	-	-	15
Adjusted Operating Income (Non-GAAP measure)(2)	$1,382	$258	$179	$(5)	$1,814

	(in millions)
	Three Months Ended May 31, 2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Consolidated
Operating Income (GAAP)	$1,033	$205	$162	$1	$1,401
Acquisition-related amortization	52	35	9	-	96
LIFO provision	69	-	-	-	69
Cost transformation	151	9	-	-	160
Acquisition-related costs	4	-	-	-	4
Store closures and other optimization costs	7	-	-	-	7
Loss on sale of business	12	-	-	-	12
Adjusted Operating Income (Non-GAAP measure)	$1,328	$249	$171	$1	$1,749

	(in millions)
	Nine Months Ended May 31, 2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale(1)(2)	Eliminations and Other	Consolidated
Operating Income (GAAP)(1)	$3,626	$824	$423	$(12)	$4,861
Acquisition-related amortization(2)	143	70	69	-	282
LIFO provision(2)	206	-	1	-	207
Cost transformation	170	14	7	-	191
Acquisition-related costs	82	-	-	-	82
Asset impairment	30	-	-	-	30
Adjusted Operating Income (Non-GAAP measure)(2)	$4,257	$908	$500	$(12)	$5,653

	(in millions)
	Nine Months Ended May 31, 2015
	Retail Pharmacy USA(3)(4)	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations and Other	Consolidated
Operating Income (GAAP)(3)	$3,379	$213	$243	$(3)	$3,832
Decrease (increase) in fair market value of AmerisourceBergen warrants(4)	(123)	-	-	-	(123)
Acquisition-related amortization(4)	208	152	42	-	402
LIFO provision	176	-	-	-	176
Cost transformation	151	9	-	-	160
Acquisition-related costs	80	-	7	-	87
Asset impairment	110	-	-	-	110
Store closures and other optimization costs	51	-	-	-	51
Loss on sale of business	12	-	-	-	12
Adjusted Operating Income (Non-GAAP measure)(4)	$4,044	$374	$292	$(3)	$4,707

(1)	Pharmaceutical Wholesale operating income includes $3 million of equity method income in AmerisourceBergen.
(2)	Pharmaceutical Wholesale adjusted operating income includes $8 million of adjusted equity method income in AmerisourceBergen. The adjustments include $4 million of acquisition-related amortization and $1 million of LIFO provision.
(3)	Retail Pharmacy USA operating income includes $315 million of equity method income in Alliance Boots.
(4)	Retail Pharmacy USA adjusted operating income includes $222 million of adjusted equity method income in Alliance Boots. The adjustments include $123 million related to an increase in fair market value of AmerisourceBergen warrants and $30 million of acquisition-related amortization.

	(in millions)
	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015(1)	May 31, 2016	May 31, 2015(1)
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$1,103	$1,302	$3,143	$4,194
Decrease (increase) in fair market value of AmerisourceBergen warrants(1)	259	(454)	845	(1,436)
Impact of change in accounting method for AmerisourceBergen equity investment(1)	(268)	-	(268)	-
Acquisition-related amortization(1)	100	96	282	402
LIFO provision(1)	93	69	207	176
Cost transformation(1)	73	160	191	160
Acquisition-related costs(1)	19	4	86	87
Asset impairment(1)	-	-	30	110
United Kingdom tax rate change(2)	-	-	(178)	-
Net investment hedging gain(1)	(4)	-	(37)	-
Transaction foreign currency hedging loss(1)	-	-	-	166
Alliance Boots equity method non-cash tax(2)	-	-	-	71
Store closures and other optimization costs(1)	-	7	-	51
Prefunded interest expenses(1)	-	-	-	42
Loss on sale of business(1)	-	12	-	12
Gain on previously held equity interest(1)	-	-	-	(706)
Release of capital loss valuation allowance(2)	-	(129)	-	(215)
Tax impact of adjustments(3)	(87)	56	(458)	2
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,288	$1,123	$3,843	$3,116

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015(1)	May 31, 2016	May 31, 2015(1)
Net earnings per common share – diluted (GAAP)	$1.01	$1.18	$2.88	$4.04
Decrease (increase) in fair market value of AmerisourceBergen warrants(1)	0.24	(0.41)	0.77	(1.38)
Impact of change in accounting method for AmerisourceBergen equity investment(1)	(0.25)	-	(0.25)	-
Acquisition-related amortization(1)	0.09	0.08	0.26	0.39
LIFO provision(1)	0.09	0.06	0.19	0.17
Cost transformation(1)	0.07	0.15	0.17	0.15
Acquisition-related costs(1)	0.02	-	0.08	0.08
Asset impairment(1)	-	-	0.03	0.11
United Kingdom tax rate change(2)	-	-	(0.16)	-
Net investment hedging gain(1)	-	-	(0.03)	-
Transaction foreign currency hedging loss(1)	-	-	-	0.16
Alliance Boots equity method non-cash tax(2)	-	-	-	0.07
Store closures and other optimization costs(1)	-	0.01	-	0.05
Prefunded interest expenses(1)	-	-	-	0.04
Loss on sale of business(1)	-	0.01	-	0.01
Gain on previously held equity interest(1)	-	-	-	(0.68)
Release of capital loss valuation allowance(2)	-	(0.12)	-	(0.21)
Tax impact of adjustments(3)	(0.09)	0.06	(0.42)	-
Adjusted net earnings per common share attributable to Walgreens Boots Alliance, Inc. – diluted (Non-GAAP measure)	$1.18	$1.02	$3.52	$3.00

(1)	Presented on a pre-tax basis. The comparable prior periods have been recast accordingly to reflect the tax impact of adjustments as a single adjustment. There has been no change in net earnings attributable to Walgreens Boots Alliance, Inc., net earnings per share attributable to Walgreens Boots Alliance, Inc., adjusted net earnings attributable to Walgreens Boots Alliance, Inc. or adjusted net earnings per share attributable to Walgreens Boots Alliance, Inc. from those previously reported.
(2)	Discrete tax-only item.
(3)	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $3.3 billion (including $1.5 billion in non-U.S. jurisdictions) as of May 31, 2016, compared to $4.4 billion (including $1.3 billion in non-U.S. jurisdictions) at May 31, 2015. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility, reinvest in our core strategies, invest in strategic opportunities that reinforce our core strategies and meet return requirements, and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the nine months ended May 31, 2016 was $5.2 billion, compared to $4.2 billion for the comparable prior year period.

Net cash used for investing activities was $2.0 billion for the nine month period ended May 31, 2016, compared to $3.9 billion in the comparable prior year period. The exercise of the AmerisourceBergen warrants used $1.2 billion of cash in the current period. The Alliance Boots acquisition used $4.5 billion of cash in the comparable prior year period. Business acquisitions in the nine month period ended May 31, 2016 were $115 million compared to $112 million in the comparable prior year period. Business acquisitions in the current period include the acquisition of an international beauty brand and prescription files. Other business acquisitions in the prior year period were primarily the purchase of prescription files.

For the nine months ended May 31, 2016, additions to property, plant and equipment were $904 million compared to $890 million in the comparable prior year period. Capital expenditures by reporting segment were as follows:

	Nine Months Ended
	May 31, 2016	May 31, 2015
Retail Pharmacy USA	$523	$709
Retail Pharmacy International(1)	315	150
Pharmaceutical Wholesale(1)	66	31
Total	$904	$890

(1)	Our Retail Pharmacy International and Pharmaceutical Wholesale segments were acquired as part of the Second Step Transaction in which we acquired the 55% of Alliance Boots that we did not already own on December 31, 2014. As a result of the timing of the acquisition, only five months of capital expenditures (January through May 2015) have been reported for these divisions in the nine months ended May 31, 2015.

For the nine month period ended May 31, 2016, our Retail Pharmacy USA segment opened or acquired 88 locations compared to 110 locations for the comparable period last year. Significant Retail Pharmacy International capital expenditures primarily relate to investments in our stores and information technology projects. Pharmaceutical Wholesale capital expenditures primarily relate to investments in warehouses and operations and information technology projects.

Additionally, investing activities for the nine month period ended May 31, 2016 included proceeds related to sale-leaseback transactions of $60 million, compared to $867 million in the comparable prior year period, and the sale of a pharmaceutical wholesale operation for $43 million in the nine month period ended May 31, 2016.

Net cash used by financing activities for the nine months ended May 31, 2016 was $2.9 billion, compared to net cash provided of $1.6 billion in the comparable prior year period. We repurchased shares to support the needs of the employee stock plans totaling $1.1 billion in the nine month period ended May 31, 2016, compared to $0.8 billion in the nine month period ended May 31, 2015. Proceeds related to employee stock plans were $175 million during the nine months ended May 31, 2016, compared to $400 million for the nine month period ended May 31, 2015. Cash dividends paid were $1.2 billion during the nine month period ended May 31, 2016, compared to $1.0 billion for the same period a year ago. We currently intend to continue to maintain a long-term dividend payout ratio target of approximately 30 to 35 percent of adjusted net earnings attributable to Walgreens Boots Alliance.

In August 2014, the Walgreens Board of Directors authorized the 2014 stock repurchase program (the “2014 stock repurchase program”), which authorizes the repurchase of up to $3.0 billion of Walgreens’ (or, after the Reorganization, Walgreens Boots Alliance’s) common stock prior to the program’s expiration on August 31, 2016. We purchased 1.3 million shares under the 2014 stock repurchase program in the nine months ended May 31, 2016 at a total cost of $110 million. We determine the timing and amount of repurchases based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. As the consideration payable to Rite Aid stockholders will be paid in cash, we suspended activity under the 2014 stock repurchase program (other than share repurchases to offset dilution from our equity incentive plans – see Part II, Item 2 below) following our entry into the Merger Agreement. The timing and amount of purchases under the 2014 stock repurchase program may change at any time and from time to time. We have repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable us to repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws.

The Company periodically borrows under its commercial paper program and may borrow under it in future periods. There were no commercial paper borrowings outstanding as of May 31, 2016 or May 31, 2015, respectively. The Company had weighted average daily short-term borrowings of $18 million of commercial paper outstanding at a weighted average interest rate of 0.66% for the nine month period ended May 31, 2016. We had weighted average daily short-term borrowings of $110 million of commercial paper outstanding at a weighted average interest rate of 0.52% for the nine months ended May 31, 2015.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement (the “Term Loan Agreement”), which provided Walgreens Boots Alliance and Walgreens with the ability to borrow up to £1.45 billion on an unsecured basis. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on our credit ratings. As of May 31, 2016, we have borrowed £1.45 billion ($2.1 billion at the May 31, 2016 spot rate of $1.46 to £1) under the Term Loan Agreement.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the “Revolving Credit Agreement”), which replaced prior Walgreens agreements dated July 20, 2011 and July 23, 2012. This unsecured revolving credit agreement initially totaled $2.25 billion, of which $375 million was available for the issuance of letters of credit. On December 29, 2014, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at the Walgreens special meeting of shareholders to approve the issuance of the shares necessary to complete the Second Step Transaction, the available credit increased to $3.0 billion, of which $500 million is available for the issuance of letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Credit Agreement for the making of revolving loans. Borrowings under the Revolving Credit Agreement bear interest at a fluctuating rate per annum equal to, at our option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on our credit ratings. As of May 31, 2016, there were no borrowings or letters of credit issued pursuant to the Revolving Credit Agreement.

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

On November 18, 2014, we issued several series of unsecured, unsubordinated notes totaling $8.0 billion, with maturities ranging from 2016 to 2044. All such notes have fixed interest rates, with the exception of the $750 million notes due 2016, which were repaid in full in May 2016 and which had a floating rate based on the three month LIBOR plus a fixed spread of 45 basis points.

On November 20, 2014, we issued series of unsecured, unsubordinated notes that included total Pound Sterling denominated debt of £700 million ($1.1 billion based on the November 20, 2014 exchange rate) with maturities due 2020 and 2025 and Euro denominated debt of €750 million ($940 million based on the November 20, 2014 exchange rate) due 2026. All notes issued on November 20, 2014 have fixed interest rates. The notes issued on November 18, 2014 and November 20, 2014 are collectively referred to as the “WBA notes”. The WBA notes were, upon initial issuance, fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens.

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

The 364-Day Credit Agreement and the Term Loan Agreement and Revolving Credit Agreement described above each contain or contained (as applicable) a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60 to 1.00, as well as other customary restrictive covenants. As of May 31, 2016, we were in compliance with all such applicable covenants.

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

The Bridge Credit Agreement is a 364-day unsecured bridge term loan facility. As of May 31, 2016, the aggregate commitments of all lenders under the Bridge Credit Agreement are equal to $7.8 billion, provided that Walgreens Boots Alliance may increase the commitments under the Bridge Credit Agreement at any time prior to the funding of the loans thereunder by up to $2.0 billion, subject to obtaining commitments from existing lenders and/or new lenders selected by Walgreens Boots Alliance and reasonably acceptable to the administrative agent. Walgreens Boots Alliance can extend up to $3.0 billion of the loans under the Bridge Credit Agreement for an additional 90-day period if desired. As of May 31, 2016, there were no borrowings under the Bridge Credit Agreement. As a result of the issuance of the notes and receipt of proceeds therefrom described below, on June 1, 2016, Walgreens Boots Alliance reduced its commitment under the Bridge Credit Agreement by $5,956,593,000 to $1,843,407,000; provided that Walgreens Boots Alliance may increase the commitments under the Bridge Credit Agreement at any time prior to the funding of the loans thereunder by up to $2.0 billion, subject to obtaining commitments from existing lenders and/or new lenders selected by Walgreens Boots Alliance and reasonably acceptable to the administrative agent. See Note 20, Subsequent Events, to the Consolidated Condensed Financial Statements (Unaudited) included herein for further information.

The Term Loan Credit Agreement is a two-tranche unsecured term loan facility, with the first tranche maturing three years after the earlier of the funding date and October 27, 2016, and the second tranche maturing five years after the earlier of the funding date and October 27, 2016. The aggregate commitments of all lenders under the Term Loan Credit Agreement are equal to $5.0 billion. As of May 31, 2016, there were no borrowings under the Term Loan Credit Agreement.

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

On June 1, 2016, Walgreens Boots Alliance issued in an underwritten public offering $1,250,000,000 of 1.750% notes due 2018 (the “2018 notes”), $1,500,000,000 of 2.600% notes due 2021 (the “2021 notes”), $750,000,000 of 3.100% notes due 2023 (the “2023 notes”), $1,900,000,000 of 3.450% notes due 2026 (the “2026 notes”) and $600,000,000 of 4.650% notes due 2046 (the “2046 notes”). These notes are subject to redemption in certain circumstances. See Note 20, Subsequent Events, to the Consolidated Condensed Financial Statements (Unaudited) included herein for further information. Walgreens Boots Alliance intends to use the net proceeds from the sale of the notes to fund a portion of the cash consideration payable in connection with the merger contemplated by the Merger Agreement, to retire a portion of Rite Aid’s existing debt and to pay related fees and expenses. Any remaining net proceeds from the sale of the notes may also be used for general corporate purposes. In the event that such merger is not consummated on or prior to June 1, 2017 (the first anniversary of the issuance date of the notes) or if the Merger Agreement is terminated at any time on or prior to June 1, 2017, then Walgreens Boots Alliance will be required to redeem in full the 2018 notes, the 2021 notes and the 2023 notes (but not the 2026 notes or 2046 notes, which will remain outstanding in accordance with their respective terms) on the date described in the applicable note at a redemption price equal to 101% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption.

As of July 5, 2016, the credit ratings of Walgreens Boots Alliance were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Fitch	BBB	F2	Stable
Moody’s	Baa2	P-2	On review for downgrade
Standard & Poor’s	BBB	A-2	Negative

In assessing our credit strength, each rating agency consider various factors including our business model, capital structure, financial policies and financial performance. There can be no assurance that any particular rating will be assigned or maintained. Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs. The rating agency ratings are not recommendations to buy, sell or hold our debt securities or commercial paper. Each rating may be subject to revision or withdrawal at any time by the assigning rating agency and should be evaluated independently of any other rating.

Pursuant to our arrangements with AmerisourceBergen, we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time through open market purchases and pursuant to warrants to acquire AmerisourceBergen common stock, as described under “--AmerisourceBergen Corporation Relationship” above. As of May 31, 2016, we had purchased a total of approximately 11.5 million AmerisourceBergen shares in the open market. Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. Our ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.

On March 18, 2016, the Company exercised warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. The transaction was funded using existing cash on hand. See Note 5, Equity Method Investments, to the Consolidated Condensed Financial Statements (Unaudited) included herein for further information.

The Company continues to hold additional warrants to purchase up to 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share, exercisable during a six month period beginning in March 2017. We would, subject to the terms and conditions of the warrants, be required to make a payment of $1.19 billion to AmerisourceBergen in connection with a cash exercise of the warrants.

We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations for at least the next 12 months. Our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements.

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

As of May 31, 2016, we have issued $330 million in letters of credit, primarily related to insurance obligations. We also had $61 million of guarantees outstanding as of May 31, 2016. We remain secondarily liable on 76 leases. The maximum potential undiscounted future payments related to these leases was $343 million as of May 31, 2016.

CONTINGENCIES
The information set forth in Note 12, Commitments and Contingencies, to the Consolidated Condensed Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Other than our obligations under the Merger Agreement and the transactions contemplated thereby (including the related financing arrangements), there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations disclosed in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives and restructuring activities and the amounts and timing of their expected impact, our pending Merger Agreement with Rite Aid and the transactions contemplated thereby and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the proposed withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “on track,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions,  known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with equity investments in AmerisourceBergen including whether the outstanding warrants to invest in AmerisourceBergen will be exercised and the ramifications thereof, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs associated with restructuring activities will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, changes in management’s assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets and interest rates, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to our ability to satisfy the closing conditions and consummate the pending acquisition of Rite Aid and related matters on a timely basis or at all, the risks associated with the integration of complex businesses, outcomes of legal and regulatory matters, including with respect to regulatory review and actions in connection with the pending acquisition of Rite Aid, and changes in legislation, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to interest rate volatility with regard to existing debt issuances. Primary exposures include LIBOR and commercial paper rates. From time to time, we use interest rate derivative contracts including interest rate caps, interest rate swaps and forward-starting interest rate swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances respectively, to reduce the volatility of our financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed versus floating-rate debt. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

We also use interest rate caps from time to time to protect from rising interest rates on existing floating-rate debt. Information regarding our transactions are set forth in Note 10, Financial Instruments to our unaudited Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On May 31, 2016, we had approximately $2 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates on the various debt instruments held by us would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $20 million. The amounts exclude the impact of any associated derivative contracts.

Foreign Currency Exchange Rate Risk
We are exposed to fluctuations in foreign currency exchange rates, primarily with respect to the British Pound Sterling and Euro, and certain other foreign currencies, including the Mexican Peso, Chilean Peso, Norwegian Krone and Turkish Lira which may affect our net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows of certain entities denominated in foreign currencies. These transactions are almost exclusively less than 12 months in maturity. In addition, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions). As circumstances warrant, we also use basis swaps as hedging instruments to hedge portions of our net investments in foreign operations. The foreign currency derivative instruments are sensitive to changes in exchange rates. A 1% increase or decrease in exchange rates would increase or decrease our pre-tax income by approximately $5 million due to changes in the value of foreign currency derivative instruments. Excluded from the computation were anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to partially hedge.

Equity Price Risk
Changes in AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 10, Financial Instruments and Note 5, Equity Method Investments to our unaudited Consolidated Condensed Financial Statements. As of May 31, 2016, a one dollar change in AmerisourceBergen’s common stock would, holding other factors constant, increase or decrease the fair value of our outstanding AmerisourceBergen warrants by approximately $21 million. See “--AmerisourceBergen Corporation Relationship” above.

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

Changes in Internal Control over Financial Reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended May 31, 2016 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, as amended and supplemented by the risk factor set forth below, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

The following is an amended and restated version of a Risk Factor included in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended August 31, 2015:

Our substantial operations outside of the United States subject us to a number of operating, economic, political, regulatory and other international business risks.

Together with our equity method investments, we had a presence in over 25 countries as of August 31, 2015. Our substantial international business operations are important to our growth and prospects, including particularly that of our Retail Pharmacy International and Pharmaceutical Wholesale divisions, and are subject to a number of risks, including:

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

These factors can also adversely affect our payers, vendors and customers in international markets, which in turn can negatively impact our businesses. We cannot assure you that one or more of these factors will not have a material adverse effect on our business operations, results of operation and financial condition.

Our significant operations outside of the United States also expose us to currency exchange rate fluctuations and related risks, including transaction currency exposures relating to the import and export of goods in currencies other than businesses’ functional currencies as well as currency translation exposures relating to profits and net assets denominated in currencies other than the U.S. dollar. We present our financial statements in U.S. dollars and have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily British Pounds Sterling and the Euro, as well as a range of emerging market currencies. Our results of operations and capital ratios can therefore be sensitive to movements in foreign exchange rates. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future results of operations. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a significant adverse impact on our results of operations. We may from time to time, in some instances, enter into foreign currency contracts or other derivative instruments intended to hedge a portion of our foreign currency fluctuation risks, which subjects us to additional risks such as the risk that counterparties may fail to honor their obligations to us. Additionally, we may (and currently do) use foreign currency borrowings to hedge some of our foreign currency fluctuation risks. The periodic use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. We cannot assure you that fluctuations in foreign currency exchange rates, including particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, will not materially affect our consolidated financial results.

Our Retail Pharmacy International and Pharmaceutical Wholesale divisions have substantial operations in the United Kingdom and other member countries of the European Union. On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which proposed exit (and the political uncertainty it has raised) has exacerbated and may further exacerbate many of the risks and uncertainties described above. Negotiations on withdrawal and post-exit arrangements likely will be complex and protracted, and there can be no assurance regarding the terms, timing or consummation of any such arrangements.  The proposed withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United Kingdom and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about purchases by the Company during the quarter ended May 31, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program(1)
3/1/16 - 3/31/16	-	$-	-	$2,163,991,385
4/1/16 - 4/30/16	-	-	-	2,163,991,385
5/1/16 - 5/31/16	-	-	-	2,163,991,385
Total	-	$-	-	$2,163,991,385

(1)	In August 2014, the Walgreens Board of Directors approved the 2014 share repurchase program which authorizes the purchase of up to $3.0 billion of Walgreens’ (or, after December 31, 2014 Walgreens Boots Alliance) common stock prior to the program’s expiration on August 31, 2016.

Item 6.	Exhibits
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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.
Exhibit No.	Description	SEC Document Reference

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on June 10, 2016.

4.1	Form of 1.750% Notes due 2018	Incorporated by reference to Exhibit 4.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.

4.2	Form of 2.600% Notes due 2021	Incorporated by reference to Exhibit 4.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.

4.3	Form of 3.100% Notes due 2023	Incorporated by reference to Exhibit 4.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.

4.4	Form of 3.450% Notes due 2026	Incorporated by reference to Exhibit 4.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.

4.5	Form of 4.650% Notes due 2046	Incorporated by reference to Exhibit 4.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated : July 6, 2016	/s/ George R. Fairweather

George R. Fairweather
Executive Vice President and Global Chief Financial Officer

Dated : July 6, 2016	/s/ Kimberly R. Scardino

Kimberly R. Scardino
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)