Form 10-K
period 2016-08-31
Walgreens Boots Alliance, Inc.
filed 2016-10-20
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☒

As of February 29, 2016, the aggregate market value of Walgreens Boots Alliance, Inc. common stock held by non-affiliates (based upon the closing transaction price on such date) was approximately $73.0 billion. As of September 30, 2016, there were 1,083,282,661 shares of Walgreens Boots Alliance, Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our Annual Meeting of Stockholders planned to be held on January 26, 2017 are incorporated by reference into Part III of this Form 10-K as indicated herein.

Walgreens Boots Alliance, Inc.
Annual Report on Form 10-K

Part I

On December 31, 2014, Walgreens Boots Alliance, Inc. became the successor of Walgreen Co. (“Walgreens”) pursuant to a merger to effect a reorganization of Walgreens into a holding company structure (the “Reorganization”), with Walgreens Boots Alliance, Inc. becoming the parent holding company.

References in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to the predecessor registrant Walgreens and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to “fiscal 2016” refer to our fiscal year ended August 31, 2016.

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

PART I

Item 1.  Business

Overview

Walgreens Boots Alliance, Inc., a Delaware corporation (“Walgreens Boots Alliance”) is the first global, pharmacy-led health and wellbeing enterprise with sales of $117.4 billion in the fiscal year ended August 31, 2016. Our purpose is to help people across the world lead healthier and happier lives.

Walgreens Boots Alliance is the largest retail pharmacy, health and daily living destination across the U.S. and Europe. Walgreens Boots Alliance and the companies in which it has equity method investments together have a presence in more than 25 (1) countries and employ more than 400,000(1) people. The company is a global leader in pharmacy-led, health and wellbeing retail and, together with the companies in which it has equity method investments, has over 13,200(1) stores in 11(1) countries as well as one of the largest global pharmaceutical wholesale and distribution networks, with over 390(1) distribution centers delivering to more than 230,000(2) pharmacies, doctors, health centers and hospitals each year in more than 20(1) countries. In addition, Walgreens Boots Alliance is one of the world’s largest purchasers of prescription drugs and many other health and wellbeing products.

Our portfolio of retail and business brands includes Walgreens, Duane Reade, Boots and Alliance Healthcare, as well as increasingly global health and beauty product brands, such as No7, Botanics, Liz Earle and Soap & Glory. Our global brands portfolio is enhanced by our in-house new product research and development and manufacturing capabilities. We seek to further drive innovative ways to address global health and wellness challenges. We believe we are well positioned to expand customer offerings in existing markets and become a health and wellbeing partner of choice in emerging markets.

Walgreens Boots Alliance was incorporated in Delaware in 2014 and, as described below, is the successor of Walgreen Co., an Illinois corporation, which was formed in 1909 as a successor to a business founded in 1901. Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015. Our common stock trades on the NASDAQ Stock Market under the symbol “WBA”.

Recent Transactions
On March 18, 2016, we exercised warrants to purchase 22,696,912 shares of AmerisourceBergen Corporation (“AmerisourceBergen”) common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. On August 25, 2016, we exercised additional warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share for an aggregate exercise price payment of $1.19 billion. Following the August 25, 2016 warrant exercise, we do not hold any further warrants to purchase shares of AmerisourceBergen common stock. As of August 31, 2016, we owned 56,854,867 AmerisourceBergen common shares representing approximately 24% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. As of August 31, 2016, we can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate a second member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

Effective March 18, 2016, we account for our investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to our investment being classified within the operating income of our Pharmaceutical Wholesale segment. See Note 5, Equity Method Investments, to the Consolidated Financial Statements included herein for further information. Due to the March 18, 2016 effective date and the two-month reporting lag, our results for the 12 month period ended August 31, 2016 include approximately three and a half months of equity method income relating to our investment in AmerisourceBergen. Similarly, due to the timing of the warrant exercise and the two month reporting lag, our results for the fiscal quarter ended November 30, 2016 will include approximately five weeks of equity income reflecting our increased ownership following the exercise on August 25, 2016 of the second tranche of warrants.

On December 31, 2014, Walgreens Boots Alliance became the successor of Walgreens pursuant to a merger to effect a reorganization of Walgreens into a holding company structure, with Walgreens Boots Alliance becoming the parent holding company. Pursuant to the Reorganization, Walgreens became a wholly owned subsidiary of Walgreens Boots Alliance, which was formed for the purposes of the Reorganization, and each issued and outstanding share of Walgreens common stock converted on a one-to-one basis into Walgreens Boots Alliance common stock. Also on December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition of the remaining 55% of Alliance Boots GmbH (“Alliance Boots”) that Walgreens did not previously own (the “Second Step Transaction”) in exchange for £3.133 billion in cash and 144.3 million shares of Walgreens Boots Alliance common stock. Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method immediately upon completion of the Second Step Transaction. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The consolidated financial statements (and other data, such as prescriptions filled) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods from and after the effective time of the Reorganization on December 31, 2014.

In March 2013, Walgreens, Alliance Boots and AmerisourceBergen announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which branded and generic pharmaceutical products are sourced from AmerisourceBergen in the U.S.; and an agreement which provides AmerisourceBergen the ability to access generics pharmaceutical products through Walgreens Boots Alliance Development GmbH (“WBAD”), the Company’s global sourcing enterprise. In May 2016, certain of these agreements were extended for three years to now expire in 2026.

(1) As of 31 August 2016, using publicly available information for AmerisourceBergen.
(2) For 12 months ending 31 August 2016, using publicly available information for AmerisourceBergen.

In addition, in March 2013, Walgreens, Alliance Boots and AmerisourceBergen entered into agreements and arrangements pursuant to which we obtained the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time through open market purchases and pursuant to warrants to acquire AmerisourceBergen common stock and gain associated representation on AmerisourceBergen’s board of directors in certain circumstances. Please refer to our Form 8-K filed on March 20, 2013 for more detailed information regarding these agreements and arrangements.

In addition, we have undertaken a number of additional acquisitions, divestitures, and strategic initiatives in recent years designed to grow our businesses and enhance our competitive position. Please refer to MD&A in Part II, Item 7 below and Note 3, Restructuring, Note 5, Equity Method Investments and Note 7, Acquisitions to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

Pending Transaction
On October 27, 2015, the Company entered into an Agreement and Plan of Merger with Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Agreement”), pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,550 stores in 31 states and the District of Columbia as of August 27, 2016. The Merger Agreement was approved by Rite Aid stockholders in February 2016. The transaction is expected to close in early calendar 2017, subject to regulatory approvals and other customary closing conditions.

Industry Overview
The retail pharmacy and pharmaceutical wholesale industries across the globe are highly competitive and have been experiencing consolidation in recent years. Prescription drugs play a significant role in healthcare and constitute a first line of treatment for many medical conditions. We believe the long-term outlook for prescription drug utilization is strong due, in part, to aging populations, increases in life expectancy, increases in the availability and utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control healthcare costs, and increases in the number of persons with insurance coverage for prescription drugs, including, in the United States, the expansion of healthcare insurance coverage under the Patient Protection and Affordable Care Act (the “ACA”) and “baby boomers” increasingly becoming eligible for the federally funded Medicare Part D prescription program. Pharmaceutical wholesalers act as a vital link between drug manufacturers and pharmacies and healthcare providers in supplying pharmaceuticals to patients.

The retail pharmacy industry across the globe relies significantly on private and governmental third party payers. Many private organizations throughout the healthcare industry, including pharmacy benefit management (“PBM”) companies and health insurance companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power. Third party payers, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies in the United States, can change eligibility requirements or reduce certain reimbursement rates. In addition, in many European countries, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility, and reimbursement levels to control costs for the government-sponsored healthcare system. Changes in law or regulation also can impact reimbursement rates and terms. For example, the ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (“AMP”) for multi-source drugs in the United States and the UK Department of Health plans to implement funding cuts to reduce costs within the National Health Service by reducing drug reimbursement rates. These changes generally are expected to reduce Medicaid reimbursements in the United States and pharmacy reimbursements in the UK. State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP. When third party payers or governmental authorities take actions that restrict eligibility or reduce prices or reimbursement rates, sales and margins in the retail pharmacy industry could be reduced, which would adversely affect industry profitability. In some cases, these possible adverse effects may be partially or entirely offset by controlling inventory costs and other expenses, dispensing more higher margin generics, finding new revenue streams through pharmacy services or other offerings and/or dispensing a greater volume of prescriptions.

Generic prescription drugs have continued to help lower overall costs for customers and third party payers. We expect the utilization of generic pharmaceuticals to continue to increase. In general, in the United States, generic versions of drugs generate lower sales dollars per prescription, but higher gross profit dollars, as compared with patent-protected brand name drugs. The positive impact on retail pharmacy gross profit dollars can be significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can vary and the timing of generic conversions can be difficult to predict, which can have a significant impact on retail pharmacy sales and gross profit dollars.

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

For fiscal 2016, our segment sales were:  Retail Pharmacy USA, $83.8 billion; Retail Pharmacy International, $13.3 billion; and Pharmaceutical Wholesale, $22.6 billion. Additional information relating to our segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below and in Note 18, Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 below, which information is incorporated herein by reference.

Retail Pharmacy USA
Our Retail Pharmacy USA division (excluding equity method investments) has pharmacy-led health and beauty retail offerings in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, each focused on helping people feel happy and healthy. We operated 8,175 retail stores in the division as of August 31, 2016. Our principal retail pharmacy brands in the division are Walgreens and Duane Reade. We are a market leader in the United States and, as of August 31, 2016, approximately 76% of the population of the United States lived within five miles of a Walgreens or Duane Reade retail pharmacy.

We provide customers with convenient, omni-channel access to consumer goods and services, including own branded general merchandise such as NICE!, DeLishTM and Well at Walgreens, as well as pharmacy and health and wellness services in communities across America. Our walgreens.com website receives an average of 58 million visits per month. Integrated with our e-commerce platform, the Walgreens mobile application allows customers to refill prescriptions through scan technology, receive text messages alerting when a refill is due and other retail functionality, such as photo and shopping features.

Our services help improve health outcomes for patients and manage costs for payers including employers, managed care organizations, health systems, PBM companies and the public sector. We utilize our retail network as a channel to provide health and wellness services to our customers and patients, as illustrated by our ability to play a significant role in providing flu vaccines and other immunizations. We also provide specialty pharmacy services. As of August 31, 2016, we had approximately 400 in-store clinic locations throughout the United States, some of which are operated by the Company and some of which are operated by health system partners. We have more than 76,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

The components of the division’s sales are Pharmacy (the sale of prescription drugs and provision of pharmacy-related services) and Retail (the sale of healthcare and retail products including non-prescription drugs, beauty, toiletries and general merchandise). The division’s sales are subject to the influence of seasonality, particularly the winter holiday and cough, cold and flu seasons. This seasonality also can affect the division’s proportion of sales between Retail and Pharmacy during certain periods. The components of the division’s fiscal year sales were as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Pharmacy	67%	66%	64%
Retail	33%	34%	36%
Total	100%	100%	100%

We filled 740.1 million prescriptions (including immunizations) in the division in fiscal 2016. Adjusted to 30-day equivalents, prescriptions filled were 928.5 million in fiscal 2016. Sales where reimbursement is received from managed care organizations, governmental agencies, PBM companies and private insurance were approximately 97% of the division’s fiscal 2016 pharmacy sales.

We fill prescriptions for many state Medicaid public assistance programs. Sales from all such Medicaid plans were approximately 4% of the division’s fiscal 2016 sales. Sales from Medicare Part D plans were approximately 17% of the division’s fiscal 2016 sales.

Our U.S. loyalty program, Balance® Rewards, is designed to reward our most valuable customers and encourage shopping in stores and online. Balance® Rewards members receive special pricing on select products and earn everyday rewards points for purchasing most merchandise that can be instantly redeemed at our stores or through walgreens.com. As of August 31, 2016, the number of active Balance® Rewards members totaled 87.4 million. For this purpose, we define an active member as someone who has used their card in the last six months.

AmerisourceBergen supplies and distributes a significant amount of generic and branded pharmaceutical products to the division’s pharmacies. We purchase our non-pharmaceutical merchandise from numerous manufacturers and wholesalers.

Our sales, and gross profit are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic drugs are introduced to the market. Because any number of factors outside of our control can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.

The current environment of our pharmacy business also includes ongoing reimbursement pressure and a shift in pharmacy mix towards 90-day at retail (one prescription that is the equivalent of three 30-day prescriptions) and Medicare Part D prescriptions. Further consolidation among generic manufacturers coupled with changes in the number of major brand name drugs anticipated to undergo a conversion from branded to generic status may also result in gross margin pressures within the industry.

We continuously face reimbursement pressure from PBM companies, health maintenance organizations, managed care organizations and other commercial third party payers; our agreements with these payers are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. We experienced lower reimbursement rates in fiscal 2016 as compared to the same period in the prior year. Further, we accepted lower Medicare Part D reimbursement rates for calendar 2016 compared to calendar 2015 in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs.We expect this trend to continue.

We also have worked to develop and expand our relationships with commercial third party payers to enable new and/or improved market access via participation in pharmacy provider networks they offer. The prescription volume impact of new agreements and relationships typically is incremental over time. In fiscal 2017, we anticipate prescription growth to be relatively stronger in the second half of the fiscal year reflecting the timing and development of these strategic relationships.

Our 90-day at retail prescription drug offering is typically at a lower margin than comparable 30-day prescriptions, but provides us with the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription.

Retail Pharmacy International
Our Retail Pharmacy International division (excluding equity method investments) has pharmacy-led health and beauty retail businesses in eight countries, each focused on helping people look and feel their best. We operated 4,673 retail stores in the division as of August 31, 2016 (see “Properties” in Part I, Item 2 below for information regarding geographic coverage), and have grown our online presence significantly in recent years. Our principal retail pharmacy brands are Boots in the United Kingdom, Thailand, Norway, the Republic of Ireland and The Netherlands, Benavides in Mexico and Ahumada in Chile. In Europe, we are a market leader and our retail stores are conveniently located and our pharmacists are well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities we serve.

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

Our retail store networks are typically complemented by online platforms. In the United Kingdom, our transactional website, boots.com,  receives on average approximately 20 million visits monthly. Through the boots.com website and integrated mobile application, our ‘order and collect’ service allows customers to order from a range of over 35,000 products by 8:00 p.m. and collect from noon the following day from approximately 95% of the United Kingdom’s retail stores as of August 31, 2016.

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of August 31, 2016, the number of active Boots Advantage Card members totaled 15.5 million. For this purpose, we define an active member as someone who has used their card in the last six months.

In addition, Boots in the United Kingdom is one of the leaders in the optical market with 636 practices, of which 182 operated on a franchise basis as of August 31, 2016. Approximately 30% of these optical practices are located in Boots stores with the balance being standalone optical practices.

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

The division’s sales are subject to the influence of seasonality, with the second fiscal quarter typically the strongest as a result of the winter holiday period. This seasonality affects the division’s proportion of sales between Retail and Pharmacy during certain periods. The components of the division’s fiscal year sales were as follows:

	Fiscal 2016	Fiscal 2015(1)	Fiscal 2014
Pharmacy	35%	37%	NA
Retail	65%	63%	NA
Total	100%	100%	NA

(1)	Fiscal 2015 includes periods subsequent to the Second Step Transaction, for the months of January through August 2015.

The division’s Retail sales, gross profit margin and gross profit dollars are impacted by, among other things, the highly competitive nature of the health and beauty category, specifically our and our competitors pricing actions, promotional offers and events and our customer’s desire for value and convenience.

The division’s Pharmacy sales, gross margin and gross profit dollars are impacted by governmental agencies and other third party payers seeking to minimize increases in the costs of healthcare, including pharmaceutical drug reimbursement rates. In the United Kingdom, which is the division’s largest market for Pharmacy sales, the amount of government funding available for pharmacy services is typically reviewed and agreed with the pharmacy industry on an annual basis.  In fiscal 2017, the UK Department of Health has indicated that they plan to implement funding cuts to reduce costs within the National Health Service, the publicly-funded healthcare system.

In addition, performance as measured in U.S. dollars is impacted by the exchange rates used to translate these amounts into U.S. dollars, the exchange rate of British Pounds Sterling being the most significant.

Pharmaceutical Wholesale
Our Pharmaceutical Wholesale division (excluding equity method investments), which mainly operates under the Alliance Healthcare brand, supplies medicines, other healthcare products and related services to more than 110,000 pharmacies, doctors, health centers and hospitals each year from 288 distribution centers in 11 countries, primarily in Europe, as of August 31, 2016.

The distribution of prescription medicines to pharmacists comprises the vast majority of the division’s sales. Our wholesale businesses seek to provide high core service levels to pharmacists in terms of frequency of delivery, product availability, delivery accuracy, timeliness and reliability at competitive prices. We also offer customers innovative added-value services to help pharmacists develop their own businesses. This includes membership of Alphega Pharmacy, our pan-European network for independent pharmacies, which, as of August 31, 2016, had over 5,700 members.

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

Changes in manufacturers’ product distribution business models also can impact the division’s sales and gross margin. For example, when pharmaceutical drug manufacturers introduce fee-for-service contracts, it reduces our sales even if we are successful in winning these contracts, as we only recognize sales for the amount of the fees charged. Other manufacturer services, including our pre-wholesale and contract logistics operations are typically on a fee-for-service basis.

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

Working capital practices
Effective inventory management is important to our operations. We use various inventory management techniques, including demand forecasting and planning and various forms of replenishment management. Our working capital needs typically are greater in the months leading up to the winter holiday season. We generally finance our inventory and expansion needs with internally generated funds and short-term borrowings. For additional information, see the Liquidity and Capital Resources section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below.

Customers
We sell to numerous retail and wholesale customers. No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. Two payers  accounted for approximately 22% of the Retail Pharmacy USA division’s sales in fiscal 2016. One payer in the Retail Pharmacy International division accounted for approximately 18% of the division’s sales in fiscal 2016.

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

We are also governed by national, state and local laws of general applicability in the countries in which we do business, including laws regulating matters of working conditions, health and safety and equal employment opportunity. In connection with the operation of our businesses, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances. Environmental protection requirements did not have a material effect on our results of operations or capital expenditures in fiscal 2016.

Competitive conditions
The industries in which we operate are highly competitive. As a leader in the retail pharmacy industry and as a retailer of general merchandise, we compete with various local, regional, national and global retailers, including chain and independent pharmacies, mail order prescription providers, grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers. Our pharmaceutical wholesale businesses compete with other pharmaceutical wholesalers as well as alternative supply sources such as importers and manufacturers who supply directly to pharmacies. We compete primarily on the basis of service, convenience, variety and price. Our geographic dispersion helps mitigate the impact of temporary, localized economic and competitive conditions in individual markets. See “Properties” in Part I, Item 2 below for further information regarding our geographic dispersion.

Employees
As of August 31, 2016, we employed approximately 360,000 persons, approximately 120,000 of whom were part-time employees working less than 30 hours per week. The foregoing does not include employees of unconsolidated partially-owned entities.

Research and development
While our global brands portfolio is enhanced by our in-house product research and development capabilities, the amount we spend on research and development activities is not material.

Financial Information about Foreign and Domestic Operations and Export Sales
Prior to completion of the Second Step Transaction, we accounted for our 45% investment in Alliance Boots using the equity method of accounting and as a result, no Alliance Boots sales were included in our sales prior to December 31, 2014. All our sales in fiscal year 2014 occurred within the United States, Puerto Rico, Guam and the U.S. Virgin Islands. Subsequent to the Second Step Transaction, Alliance Boots results have been fully consolidated. Certain financial information relating to foreign and domestic operations, including total revenues and long-lived assets aggregated by our U.S. and non-U.S. operations, is included in Note 18, Segment Reporting to the Consolidated Financial Statements included in Part II, Item 8 below, which information is incorporated herein by reference. See “Risk Factors” in Part I, Item 1A below for information regarding risks attendant to our foreign operations.

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

Reductions in third party reimbursement levels, from private or governmental agency plans, and potential changes in industry pricing benchmarks for prescription drugs could materially and adversely affect our results of operations.

The substantial majority of the prescriptions we fill are reimbursed by third party payers, including private and governmental agency payers. The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, governmental agencies, and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation and other legal proceedings relating to how drugs are priced, may adversely impact our results of operations. Changes in political, economic and regulatory influences also may significantly affect healthcare financing and prescription drug reimbursement practices. In the United States, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.

In the United States, for example, certain provisions of the ACA, which was signed into law on March 23, 2010, enacted, subject to rulemaking, a modified average manufacturer price (used in the Medicaid rebate and reimbursement formula for multi-source drugs) and in January 2016 the Centers for Medicare and Medicaid Services finalized a rule implementing the modified AMP as well as a requirement that Medicaid reimburse pharmacies at actual acquisition cost rather than estimated acquisition cost. These changes, which states had until May 2016 to implement, generally are expected to reduce Medicaid reimbursements and adversely affect our operating results. There have also been a number of other proposals and enactments by the federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget deficits, and we expect additional proposals in the future. In addition, many payers in the United States are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price, and actual acquisition cost. It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price, which is the pricing reference used for many of our contracts. Future changes to the pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by third party payers, could adversely affect us. There can be no assurance that recent or future changes in prescription drug reimbursement policies and practices will not materially and adversely affect our results of operations.

In many countries in Europe and elsewhere, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility and reimbursement levels to control costs for the government-sponsored healthcare system. Efforts to control healthcare costs, including prescription drug costs, are continuous.

A shift in pharmacy mix toward lower margin plans and programs could adversely affect our results of operations.

A shift in the mix of pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect our results of operations. Our Retail Pharmacy USA division continued to experience a shift in pharmacy mix towards 90-day at retail in fiscal 2016 and that trend may continue in fiscal 2017. Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions. Our Retail Pharmacy USA division also experienced a shift in pharmacy mix towards Medicare Part D prescriptions in fiscal 2016, and we expect that trend to continue in fiscal 2017. Preferred Medicare Part D networks have increased in number in recent years; however, we do not participate in all such networks. We have accepted lower reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. We also have worked to develop and expand our relationships with commercial third party payers to enable new and/or improved market access via participation in the pharmacy provider networks they offer. If we are not able to generate additional prescription volume and other business from patients participating in these programs that is sufficient to offset the impact of lower reimbursement, or if the degree or terms of our participation in such preferred networks declines from current levels in future years, our results of operations could be materially and adversely affected.

We could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.

New brand name drugs can result in increased drug utilization and associated sales, while the introduction of lower priced generic alternatives typically results in relatively lower sales, but relatively higher gross profit margins. Accordingly, a decrease in the number or magnitude of significant new brand name drugs or generics successfully introduced, or delays in their introduction, could materially and adversely affect our results of operations.

In addition, if we experience an increase in the amounts we pay to procure pharmaceutical drugs, including generic drugs, it could have a material adverse effect on our results of operations. Our gross profit margins would be adversely affected to the extent we are not able to offset such cost increases. Any failure to fully offset any such increased prices and costs or to modify our activities to mitigate the impact could have a material adverse effect on our results of operations. Additionally, any future changes in drug prices could be significantly different than our projections.

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

Many organizations in the healthcare industry, including PBM companies and health insurance companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power, which has resulted in greater pricing pressures. For example, in July 2015, OptumRx, UnitedHealth Group’s pharmacy care services business, completed its combination with Catamaran Corporation, with the combined businesses becoming the third largest PBM company in the United States. In addition, significant business combinations within the health insurance industry are currently pending, including the transactions contemplated by Anthem, Inc.’s agreement to acquire Cigna Corporation, and Aetna, Inc.’s agreement to acquire Humana Inc. If these pending transactions are completed, the resulting enterprises are expected to be two of the three largest health insurers in the United States. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services. If these pressures result in reductions in our prices, our businesses would become less profitable unless we are able to achieve corresponding reductions in costs.

New partnerships and strategic alliances in the healthcare industry also can alter market dynamics and impact our businesses and competitive positioning. For example, following the announcement of our agreement with AmerisourceBergen providing for, among other things, generic drug purchasing through WBAD, our global sourcing enterprise, some of our retail pharmacy competitors subsequently established relationships with other pharmaceutical drug wholesalers relating to generic drug procurement. In addition, further consolidation among generic drug manufacturers could lead to generic drug inflation in the future. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and other pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances and increased vertical integration among the industry participants we engage with, and which could, if we are not able to successfully anticipate and respond to evolving industry conditions in a timely and effective manner, materially and adversely impact our business operations, financial condition and results of operations.

Our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions, joint ventures and other strategic alliances.

A significant element of our growth strategy is to identify, pursue and successfully complete acquisitions, joint ventures and other strategic alliances that either expand or complement our existing operations. We have grown significantly through acquisitions in recent years and expect to continue to acquire, partner with or invest in businesses that build on or are deemed complementary to our existing businesses or further our strategic objectives. Due in part to consolidation in the industries in which we compete, there is significant competition for attractive targets and opportunities when available. There can be no assurance that attractive acquisition or other strategic relationship opportunities will be available, that we will be successful in identifying, negotiating and consummating favorable transaction opportunities, or that any such transactions we complete will be successful and justify our investment of financial and other resources therein.

Acquisitions and other strategic transactions involve numerous risks, including difficulties in successfully integrating the operations and personnel, distraction of management from overseeing, and disruption of, our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers, and difficulties in achieving the synergies we anticipated. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence and successfully integrate the acquired company, including particularly when acquired businesses operate in new geographic markets or areas of business, could materially and adversely impact our financial condition and results of operations. These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current stockholders’ percentage ownership, or incur asset write-offs and restructuring costs and other related expenses that could have a material adverse impact on our operating results. Acquisitions, joint ventures and strategic investments also involve numerous other risks, including potential exposure to assumed litigation and unknown environmental and other liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was completed. No assurance can be given that our acquisitions, joint ventures and other strategic alliances will be successful and will not materially adversely affect our business operations, financial condition or results of operations. If we are unable to successfully identify, complete and integrate acquisitions, joint ventures and strategic investments in a timely and effective manner, our business operations and growth strategies could be negatively affected.

We may not be able to successfully or timely complete the pending acquisition of Rite Aid.

Risks and uncertainties related to our pending acquisition of Rite Aid include, among others: the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement including that regulatory or other approvals required for the transaction are not obtained; that litigation may be filed which could prevent or delay the transaction; and that uncertainty regarding the transaction may adversely affect our and Rite Aid’s relationships with suppliers, payers, customers and other third parties with which we or Rite Aid do business.

Completion of the transaction is subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the expiration or termination of applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, no material adverse effect having occurred with respect to Rite Aid prior to the closing of the transaction, and other customary conditions. We will be unable to complete the pending acquisition of Rite Aid until each of the conditions to closing is either satisfied or waived. In deciding whether or not to object to the transaction, regulatory agencies have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transaction, these agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after consummation of the transaction. These requirements, limitations, costs, divestitures or restrictions may be burdensome to complete, increase our costs, reduce the anticipated benefits of the transaction and materially and adversely affect our results of operations after the closing of the transaction. We can provide no assurance that we will obtain the necessary approvals on any particular timetable or at all, or that any such conditions that are imposed would not diminish the anticipated benefits of the transaction or result in the termination of the transaction. In the event that the transaction is not completed due to the failure to obtain antitrust clearance, we could be required to pay Rite Aid a termination fee of $325 million or $650 million in certain circumstances.

While our acquisition of Rite Aid is pending, it creates uncertainty that may adversely affect our and Rite Aid’s respective businesses and results of operations, including with respect to relationships with suppliers, payers, customers and other third parties. We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the pending transaction, as well as the diversion of management resources, for which we will receive little or no benefit if the closing of the transaction does not occur. Further, in the event that such merger is not consummated on or prior to June 1, 2017 or if the Merger Agreement is terminated at any time on or prior to June 1, 2017, then we would be required to redeem $3.5 billion aggregate principal amount of notes of various interest rates and maturities on the date described in the applicable note at a redemption price equal to 101% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information

If we complete our pending acquisition of Rite Aid, we may not realize the anticipated benefits of the transaction, which could adversely impact our results of operations.

We entered into the Merger Agreement to acquire Rite Aid with the expectation that the transaction will result in various benefits, including, among other things, cost savings and operating efficiencies. The achievement of the anticipated benefits of the transaction is subject to a number of uncertainties, including whether Rite Aid’s business can be integrated into ours in an efficient and effective manner, the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses or delays, and competitive factors in the marketplace. If the Rite Aid transaction is completed, we can provide no assurance that the anticipated benefits of the transaction, including cost savings and synergies, will be fully realized in the time frame anticipated or at all; the costs or difficulties related to the integration of Rite Aid’s business and operations into ours will not be greater than expected; unanticipated costs, charges and expenses will not result from the transaction; litigation relating to the transaction will not be filed; we will be able to retain key personnel; and the transaction will not cause disruption to the parties’ business and operations and relationships with employees and suppliers, payers, customers and other third parties. If one or more of these risks are realized, it could have a material adverse impact on our operating results.

We could also encounter unforeseen transaction and integration-related costs or other circumstances, such as unforeseen liabilities or other issues existing or arising with respect to the business of Rite Aid or otherwise resulting from the transaction. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention, which could adversely impact our agility to respond to market opportunities and our ability to timely identify and implement other strategic actions. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business operations, financial condition and results of operations. In addition, we have incurred significant transaction costs related to the acquisition and, if the pending transaction is consummated, we will continue to incur significant integration and related costs as we integrate the Rite Aid businesses. These integration and acquisition-related costs, including legal, accounting, financial and tax advisory and other fees and costs, may be higher than expected and some of these costs may be material.

Our substantial operations outside of the United States subject us to a number of operating, economic, political, regulatory and other international business risks.

Our substantial international business operations are important to our growth and prospects, including particularly those of our Retail Pharmacy International and Pharmaceutical Wholesale divisions, and are subject to a number of risks, including:

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

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws;

•	potential difficulties in managing foreign operations, mitigating credit risks in foreign markets, enforcing agreements and collecting receivables through foreign legal systems;

•	price controls imposed by foreign countries;

•	tariffs, duties or other restrictions on foreign currencies or trade sanctions and other trade barriers imposed by foreign countries that restrict or prohibit business transactions in certain markets;

•	potential adverse tax consequences, including tax withholding laws and policies and restrictions on repatriation of funds to the United States;

•	fluctuations in currency exchange rates, including uncertainty regarding the Euro;

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

Our Retail Pharmacy International and Pharmaceutical Wholesale divisions have substantial operations in the United Kingdom and other member countries of the European Union. On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which proposed exit (and the political, economic and other uncertainties it has raised) has exacerbated and may further exacerbate many of the risks and uncertainties described above. Negotiations on withdrawal and post-exit arrangements likely will be complex and protracted, and there can be no assurance regarding the terms, timing or consummation of any such arrangements. The proposed withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United Kingdom and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

We are exposed to risks associated with foreign currency exchange rate fluctuations.

Our significant operations outside of the United States expose us to currency exchange rate fluctuations and related risks, including transaction currency exposures relating to the import and export of goods in currencies other than businesses’ functional currencies as well as currency translation exposures relating to profits and net assets denominated in currencies other than the U.S. dollar. We present our financial statements in U.S. dollars and have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily British Pounds Sterling and the Euro, as well as a range of other foreign currencies. Our results of operations and capital ratios can therefore be sensitive to movements in foreign exchange rates. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future results of operations. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a significant adverse impact on our results of operations.

We may from time to time, in some instances, enter into foreign currency contracts or other derivative instruments intended to hedge a portion of our foreign currency fluctuation risks, which subjects us to additional risks, such as the risk that counterparties may fail to honor their obligations to us, that could materially and adversely affect us. Additionally, we may (and currently do) use foreign currency borrowings to hedge some of our foreign currency fluctuation risks. The periodic use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. We cannot assure you that fluctuations in foreign currency exchange rates, including particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, will not materially affect our consolidated financial results.

Our business results depend on our ability to successfully manage ongoing organizational change and achieve cost savings and operating efficiency initiatives.

Our Board of Directors approved the plan to implement the Cost Transformation Program described in MD&A in Part II, Item 7 below as part of an initiative to reduce costs and increase operating efficiencies. There can be no assurance that we will realize, in full or in part, the anticipated benefits of this program. Our financial goals assume a level of productivity improvement, including those reflected in our Cost Transformation Program and other business optimization initiatives. If we are unable to deliver these expected productivity improvements, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on our businesses, financial condition and results of operations.

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

In March 2013, Walgreens, Alliance Boots and AmerisourceBergen announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which Walgreens sources branded and generic pharmaceutical products from AmerisourceBergen in the U.S. and an agreement which provides AmerisourceBergen the ability to access generics pharmaceutical products through WBAD, our global sourcing enterprise. In May 2016, certain of these agreements were extended for three years to now expire in 2026. In addition, in March 2013, Walgreens, Alliance Boots and AmerisourceBergen entered into agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen’s board of directors in certain circumstances. As of the date of this report, AmerisourceBergen distributes for our Retail Pharmacy USA division all branded pharmaceutical products that Walgreens historically sourced from suppliers and distributors as well as substantially all generic pharmaceutical products that previously were self-distributed. Consequently, our business in the United States may be adversely affected by any operational, financial or regulatory difficulties that AmerisourceBergen experiences. For example, if AmerisourceBergen’s operations are seriously disrupted for any reason, whether due to a natural disaster, labor disruption, regulatory action, computer or operational systems or otherwise, it could adversely affect our business in the United States and our results of operations.

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

We entered into the arrangement with AmerisourceBergen with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, procurement cost savings and operating efficiencies, innovation and sharing of best practices. The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming. Many of the anticipated synergies and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Achieving the anticipated benefits from the arrangement is subject to a number of significant challenges and uncertainties, including the possibility of faulty assumptions underlying expectations, processes or initiatives, or the inability to realize and/or delays in realizing potential benefits and synergies, whether unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner, unforeseen expenses or delays, and competitive factors in the marketplace.

As of August 31, 2016, we beneficially owned approximately 24% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. In addition, we have the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated as of March 18, 2013 by and among the Company, Alliance Boots and AmerisourceBergen (the “Framework Agreement”) to acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. There can be no assurance that we will complete any specific level of such potential equity investments in AmerisourceBergen, or that our existing investment, or any future investment if completed, will ultimately be profitable. If the price of AmerisourceBergen common stock subsequently declines substantially, we could experience a loss on or impairment of such investment, which could materially and adversely affect our financial condition and results of operations. Further, our ability to transact in AmerisourceBergen securities is subject to certain restrictions set forth in our agreements with AmerisourceBergen and arising under applicable laws and regulations, which in some circumstances could adversely our ability to transact in AmerisourceBergen securities in amounts and at the times desired. We could also encounter unforeseen costs, circumstances or issues existing or arising with respect to the transactions and collaboration we anticipate resulting from the Framework Agreement. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business operations, financial condition and results of operations.

From time to time, we make investments in companies over which we do not have sole control, including our investment in AmerisourceBergen. Some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in other companies that we may not control or over which we may not have sole control. For example, while we have a significant equity investment in AmerisourceBergen and have a designee serving on the board of directors of AmerisourceBergen as of the date of this report, we do not and will not have the ability to control day-to-day operations of that company. Although the businesses in which we have made non-controlling investments often have a significant health and daily living or prescription drug component, some of them operate in businesses that are different from our primary lines of business and/or operate in different geographic markets than we do. Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses. We rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may materially and adversely affect us. Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we are invested, becoming involved in disputes, or competing with those persons. From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks.

Changes in economic conditions could adversely affect consumer buying practices.

Our performance has been, and may continue to be, adversely impacted by changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect our key vendors and customers. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, levels of personal disposable income, levels of taxes and interest and global, national, regional or local economic conditions, as well as acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns, which could lead to a decrease in overall consumer spending. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices. All of these factors could materially and adversely impact our business operations, financial condition and results of operations.

Economic conditions in Europe and certain emerging market countries, together with austerity measures being taken by certain governments, could adversely affect us.

We have significant assets and operations within Europe and certain emerging market countries in our Retail Pharmacy International and Pharmaceutical Wholesale divisions. An economic slowdown within any such markets could adversely affect our businesses in affected regions by reducing the prices our customers may be able or willing to pay for our products and services or by reducing the demand for our products and services, either of which could result in a material adverse impact on our results of operations. In recent years, in response to the economic environment, a number of governments have announced or implemented austerity measures to reduce healthcare spending for the government-sponsored healthcare system and constrain overall government expenditures. These measures, which include efforts aimed at reforming healthcare coverage and reducing healthcare costs, continue to exert pressure on the pricing of and reimbursement timelines for pharmaceutical drugs. Countries with existing austerity measures may impose additional laws, regulations, or requirements on the healthcare industry. In addition, governments that have not yet imposed austerity measures may impose them in the future. Any new austerity measures may be similar to or vary in scope and nature from existing austerity measures and could have a material adverse effect on our international business operations and results of operations.

The industries in which we operate are highly competitive and constantly evolving. New entrants to the market, existing competitor actions, or other changes in market dynamics could adversely impact us.

The level of competition among retail pharmacies and pharmaceutical wholesalers is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact us. Disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and make timely and effective changes to our strategies and business model to compete effectively. Our retail pharmacy businesses face intense competition from local, regional, national and global companies, including other drugstore and pharmacy chains, independent drugstores and pharmacies, mail-order prescription providers and various other retailers such as grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers, some of which are aggressively expanding in markets we serve. Businesses in our Pharmaceutical Wholesale division face intense competition from direct competitors, including national and regional cooperative wholesalers, and alternative supply sources such as importers and manufacturers who supply directly to pharmacies. Competition may also come from other sources in the future. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reevaluate our pricing structures to remain competitive. For example, if we are not able to anticipate and successfully respond to changes in market conditions in our Pharmaceutical Wholesale division, including changes driven by competitors, suppliers or manufacturers and increased competition from national and regional cooperative wholesalers, it could result in a loss of customers or renewal of contracts or arrangements on less favorable terms.

We also could be adversely affected if we fail to identify or effectively respond to changes in market dynamics.  For example, specialty pharmacy represents a significant and growing proportion of prescription drug spending in the United States, a significant portion of which is dispensed outside of traditional retail pharmacies. Because our specialty pharmacy business focuses on complex and high-cost medications that serve a relatively limited universe of patients, the future growth of this business depends to a significant extent upon expanding our ability to access key drugs and successfully penetrate key treatment categories. If we are not able to compete effectively in this evolving market, it could have an adverse effect on our business operations, financial condition and results of operations.

If the merchandise and services that we offer fail to meet customer needs, our sales may be adversely affected.

We could be adversely affected by changes in consumer spending levels and shopping habits and preferences, including attitudes towards our retail and product brands. The success of our retail pharmacy businesses depends on our ability to offer a superior shopping experience, engaging customer service and a quality assortment of available merchandise that differentiates us from other retailers, including enhanced health and beauty product offerings. We must identify, obtain supplies of, and offer to our customers attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the needs and desires of our customers, whose preferences may change in the future. It is difficult to predict consistently and successfully the products and services our customers will demand. If we misjudge either the demand for products and services we sell or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns and evolving demographic mixes in the markets we serve could negatively affect our relationship with our customers and the demand for our products and services, which could materially and adversely impact our results of operations.

Our private brand offerings expose us to various additional risks.

In addition to brand name products, we offer our customers private brand products that are not available from other retailers. We seek to continue to grow our exclusive private brand offerings as part of our growth strategy, including through the expanded offering of No7 and other brands owned or licensed on an exclusive basis, as well as through selective acquisitions. Maintaining consistent product quality, competitive pricing, and availability of our private brand offerings for our customers, as well as the timely development and introduction of new products, is important in differentiating us from other retailers and developing and maintaining customer loyalty. Although we believe that our private brand products offer value to our customers and typically provide us with higher gross margins than comparable national brand products we sell, the expansion of our private brand offerings also subjects us to additional risks, such as potential product liability risks and mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors’ products, which, in turn, could adversely affect our relationship with certain of our vendors. Any failure to adequately address some or all of these risks could have a material adverse effect on our reputation, business operations, results of operations and financial condition.

If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted.

Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. For example, in July 2016, we announced that we would cease operations at our drugstore.com and beauty.com properties in furtherance of our omni-channel strategy and initiatives to greater focus on the development of walgreens.com in the United States. Our customers are increasingly using computers, tablets, mobile phones, and other devices to comparison shop, determine product availability and complete purchases online. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers that have the right features and are reliable and easy to use. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

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

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, customer loyalty programs, finance and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations. In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. While we are aware of inherent risks associated with replacing these systems and believe we are taking reasonable action to mitigate known risks, there can be no assurance that we will not experience significant issues with our existing systems prior to implementation, that our technology initiatives will be successfully deployed as planned or that they will be timely implemented without significant disruption to our operations. We also could be adversely affected by any significant disruption in the systems of third parties we interact with, including key payers and vendors.

If we or the businesses we interact with do not maintain the privacy and security of sensitive customer and business information, it could damage our reputation and we could suffer a loss of revenue, incur substantial additional costs and become subject to litigation and regulatory scrutiny.

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

The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing data privacy regulations in the United States and in other countries in which we operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. Some foreign data privacy regulations are more stringent than those in the United States and continue to change. For example, in May 2016 the General Data Protection Regulation was formally published in the Journal of the European Union and comes into effect in May 2018. Complying with these and other changing requirements could cause us to incur substantial costs and require us to change our business practices in certain jurisdictions, any of which could materially adversely affect our business operations and operating results. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged and we could be subject to additional litigation and regulatory risks. Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have a material adverse effect on our business operations, financial condition and results of operations.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, gift cards and mobile payment technologies such as Apple Pay™, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements and related interpretations may change over time, which could make compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements, or if data is compromised due to a breach or misuse of data relating to our payment systems, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments could be impaired. In addition, our reputation could suffer and our customers could lose confidence in certain payment types, which could result in higher costs and/or reduced sales and materially and adversely affect our results of operations.

Changes in healthcare regulatory environments may adversely affect our businesses.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the United States and the funding of governmental payers in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued governmental and private payer pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our profitability.

The ACA was enacted in 2010 to provide health insurance coverage to millions of previously uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. While certain provisions of the ACA have already taken effect, others have delayed effective dates or require further rulemaking action or regulatory guidance by governmental agencies to implement. In addition, various market participants continue to react to these regulatory changes. As a result, there remains uncertainty as to the full impact of ACA on our business operations. Future rulemaking or other regulatory actions under the ACA or otherwise could increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. We cannot predict the timing or impact of any future rulemaking or other regulatory actions, but any such actions could have a material adverse impact on our results of operations.

A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on our reputation and profitability.

We operate in complex, highly regulated environments in the United States and in the other countries in which we operate and could be adversely affected by changes to existing legal requirements, new legal requirements and/or any failure to comply with applicable regulations. Businesses in our Pharmaceutical Wholesale division are subject to a range of regulations relating to such things as product margins, product traceability and the conditions under which products must be stored. Our retail pharmacy and health and wellness services businesses are subject to numerous country, state and local regulations including licensing and other requirements for pharmacies and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: country, and state registration and regulation of pharmacies and drug discount card programs; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including HIPAA; the ACA; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (“FDA”) and Drug Enforcement Administration (“DEA”), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and foreign, national and state laws governing the practice of the profession of pharmacy. For example, in the United States the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substance Act and its accompanying regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We are also governed by foreign, national and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity and other labor and employment matters as well as competition and antitrust matters. In addition, we could have significant exposure if we are found to have infringed another party’s intellectual property rights.

Changes in laws, regulations and policies and the related interpretations and enforcement practices may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws, regulations and policies and the related interpretations and enforcement practices generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures. Untimely compliance or noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our businesses, including:  suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the United States and the National Health Service in the United Kingdom; loss of licenses; and significant fines or monetary penalties. Any failure to comply with applicable regulatory requirements in the United States or in any of the countries in which we operate could result in significant legal and financial exposure, damage our reputation, and have a material adverse effect on our business operations, financial condition and results of operations.

We could be adversely affected by product liability, product recall, personal injury or other health and safety issues.

We could be adversely impacted by the supply of defective products, including the infiltration of counterfeit products into the supply chain, errors in re-labelling of products, product tampering, product recall and contamination or product mishandling issues. Through our pharmacies and specialist packaging sites, we are also exposed to risks relating to the services we provide. Errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide. Our healthcare clinics also increase our exposure to professional liability claims related to medical care. Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims and judgments. We also may not be able to maintain this insurance on acceptable terms in the future. We could suffer significant reputational damage and financial liability if we, or any affiliated entities, experience any of the foregoing health and safety issues or incidents, which could have a material adverse effect on our business operations, financial condition and results of operations.

We have significant outstanding debt; our debt and associated payment obligations could significantly increase in the future if we incur additional debt and do not retire existing debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of August 31, 2016, we had approximately $19 billion of outstanding indebtedness, including short-term borrowings. Our debt level and related debt service obligations could have negative consequences, including:

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

We may incur or assume significantly more debt in the future, including in connection with acquisitions, strategic investments or joint ventures. For example, we incurred significant additional debt in November 2014 in connection with the Second Step Transaction and in June 2016 as part of our intended financing for the pending Rite Aid transaction. We will incur significant additional debt upon the closing of the pending Rite Aid transaction including pursuant to the 2015 Credit Agreements. See Note 9, Borrowings, to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding our financing plans and arrangements. In addition, if the pending acquisition of Rite Aid is completed, the then-outstanding Rite Aid indebtedness we acquire upon closing is expected to be substantial. If we add new debt and do not retire existing debt, the risks described above could increase. We also could be adversely impacted by any failure to renew or replace, on terms acceptable to us or at all, existing funding arrangements when they expire, and any failure to satisfy applicable covenants.

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

We could be adversely affected by downgrades to our credit ratings or disruptions in our ability to access well-functioning capital markets.

We could be adversely affected by downgrades to our credit ratings or disruptions in our ability to access well-functioning capital markets.

Historically, we have relied on the public debt capital markets to fund portions of our capital investments and access to the commercial paper market and bank credit facilities as part of our working capital management strategy. Our continued access to these markets, and the terms of such access, depend on multiple factors including the condition of debt capital markets, our operating performance, and our credit ratings. The major credit rating agencies have assigned us and our corporate debt investment grade credit ratings. These ratings are based on a number of factors, which include their assessment of our financial strength and financial policies. We benefit from investment grade ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders and other creditors, including landlords for our leased stores, on terms that we consider advantageous to our businesses. However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. Incurrence of additional debt by us, including, if the pending acquisition of Rite Aid is completed, outstanding Rite Aid indebtedness we acquire upon closing and additional debt we incur in connection with the financing of the transaction, could adversely affect our credit ratings. We depend on banks and other financial institutions to provide credit to our business and perform under our agreements with them. Defaults by one or more of these counterparties on their obligations to us could materially and adversely affect us. Any disruptions or turmoil in the capital markets or any downgrade of our credit ratings could adversely affect our cost of funds, liquidity, competitive position and access to capital markets and increase the cost of and counterparty risks associated with existing facilities, which could materially and adversely affect our business operations, financial condition, and results of operations.

As a holding company, Walgreens Boots Alliance is dependent on funding from its operating subsidiaries to pay dividends and other obligations.

Walgreens Boots Alliance is a holding company with no business operations of its own. Its assets primarily consist of direct and indirect ownership interests in, and its business is conducted through, subsidiaries which are separate legal entities. As a result, it is dependent on funding from its subsidiaries, including Walgreens and Alliance Boots, to meet its obligations. Additionally, Walgreens Boots Alliance’s subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to Walgreens Boots Alliance, which may limit the payment of cash dividends or other distributions to the holders of Walgreens Boots Alliance common stock. Credit facilities and other debt obligations of Walgreens Boots Alliance, as well as statutory provisions, may further limit the ability of Walgreens Boots Alliance and its subsidiaries to pay dividends. Payments to Walgreens Boots Alliance by its subsidiaries are also contingent upon its subsidiaries’ earnings and business considerations.

Our quarterly results may fluctuate significantly.

Our operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future. Factors that may affect our quarterly operating results, some of which are beyond the control of management, include, but are not limited to the timing of the introduction of new generic and brand name prescription drugs; inflation, including with respect to generic drug procurement costs; the timing and severity of the cough, cold and flu season; changes in payer reimbursement rates and terms; fluctuations in inventory, energy, transportation, labor, healthcare and other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; asset impairment charges; the relative magnitude of our LIFO provision in any particular quarter; foreign currency fluctuations; seasonality; prolonged severe weather in key markets; and many of the other risk factors discussed herein. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not rely on the results of any particular quarter as an indication of our future performance.

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

Generally Accepted Accounting Principles (“GAAP”) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, vendor rebates and other vendor consideration, lease obligations, self-insurance liabilities, tax matters, unclaimed property laws and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for the Company’s reporting units, including goodwill, intangible assets and investments in equity interests, including investments held by our equity method investees, may have an adverse effect on the Company’s financial condition and results of operations. Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit. Factors that could lead to impairment of investments in equity interests of the companies in which we invested or the investments held by those companies include a prolonged period of decline in their operating performance or adverse changes in the economic, regulatory and legal environments of the countries in which they operate in.

New accounting guidance also may require systems and other changes that could increase our operating costs and/or significantly change our financial statements. For example, in February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This ASU, which is effective for annual periods beginning after December 15, 2018 (fiscal 2020), seeks to increase the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. See, “New Accounting Pronouncements,” within Note 2, Summary of Major Accounting Policies. Implementing this ASU, as well as other future accounting guidance such as that related to revenue and other areas impacted by the current convergence project between the FASB and the International Accounting Standards Board could require us to make significant changes to our lease management system or other accounting systems, and could result in significant adverse changes to our financial statements.

We have a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to our results of operations.

As of August 31, 2016, we had $25.8 billion of goodwill and other intangible assets, most of which relates to the acquisition of Alliance Boots completed on December 31, 2014. We accounted for the Second Step Transaction using the purchase method of accounting in accordance with GAAP, with the purchase price paid allocated to recognize the acquired assets and liabilities at their fair value. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by GAAP, we will evaluate this goodwill and other intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.

We are exposed to risks related to litigation and other legal proceedings.

We operate in a highly regulated and litigious environment. We are involved in litigation, arbitration and other legal proceedings and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities arising in the course of our businesses, including those contained in Note 12, Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. From time to time, we are also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

We could be adversely affected by violations of anti-bribery, anti-corruption and/or international trade laws.

We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. export control, anti-money laundering and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act, any violation of which could create substantial liability for us and also harm our reputation. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. If we are found to have violated the FCPA, or any other anti-bribery, anti-corruption or international trade laws, we may face sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with governmental agencies or receive export licenses. In addition, new initiatives may be proposed from time to time that impact the trading conditions in certain countries or regions, and may include retaliatory duties or trade sanctions which, if enacted, could adversely impact our trading relationships with vendors or other parties in such locations and have a material adverse effect on our operations. From time to time, we may face audits or investigations by one or more domestic or foreign governmental agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could damage our reputation and subject us to fines or other penalties, which could materially and adversely affect our business operations, financial condition, and results of operations.

We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.

We are a large corporation with operations in the United States and numerous other jurisdictions around the world. As such, we are subject to tax laws and regulations of the United States federal, state and local governments as well as various foreign jurisdictions. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As the tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. From time to time, legislative initiatives are proposed that could adversely affect our tax positions, effective tax rate, tax payments or financial condition. In addition, tax laws are complex and subject to varying interpretations and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any change in enacted tax laws, rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations.

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

We operate certain defined benefit pension plans in the United Kingdom, which were closed to new entrants in 2010, as well as smaller plans in other jurisdictions. The valuation of the pension plan’s assets and liabilities depends in part on assumptions, which are primarily based on the financial markets as well as longevity and employee retention rates. This valuation is particularly sensitive to material changes in the value of equity, bond and other investments held by the pension plans, changes in the corporate bond yields which are used in the measurement of the liabilities, changes in market expectations for long-term price inflation, and new evidence on projected longevity rates. Funding requirements and the impact on the statement of earnings relating to these pension plans are also influenced by these factors. Adverse changes in the assumptions used to calculate the value of pension assets and liabilities, including lower than expected pension fund investment returns and/or increased life expectancy of plan participants, or regulatory change could require us to increase the funding of its defined benefit pension plans or incur higher expenses, which would adversely impact our results of operations and financial position.

Certain stockholders may have significant voting influence over matters requiring stockholder approval.

As of August 31, 2016, affiliates of Stefano Pessina, our Executive Vice Chairman and Chief Executive Officer (the “SP Investors”), had sole or shared voting power, directly or indirectly, over an aggregate of approximately 13% of our outstanding common stock. The SP Investors have agreed to, for so long as they have the right to designate a nominee for election to the Board, to vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of the Company’s stockholders (including with respect to the election of directors). The SP Investors’ significant interest in our common stock potentially could determine the outcome of matters submitted to a vote by our stockholders. The influence of the SP Investors could result in our taking actions that other stockholders do not support or failing to take actions that other stockholders support. As a result, the market price of our common stock could be adversely affected.

Shares issued to former Alliance Boots stockholders in connection with our strategic combination with Alliance Boots are eligible for future sale.

We issued a total of 227.7 million shares of our common stock to former Alliance Boots shareholders in connection with our strategic combination with Alliance Boots, which was completed in December 2014. These shares generally may now be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), subject to restrictions in the case of shares held by persons deemed to be our affiliates and to certain obligations pursuant to a shareholders agreement (as amended, the “Company Shareholders Agreement”) with certain of the SP Investors and certain affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”, and together with certain of its affiliates, the “KKR Investors”). In February 2016, a shelf registration statement under the Securities Act registering an aggregate of 58.4 million shares of the KKR Investors and certain other stockholders became effective upon filing with the SEC. The KKR Investors sold an aggregate of 30 million of the shares registered in underwritten offerings completed in May 2016 and August 2016. Sales of the remaining shares available for future sale under this shelf registration statement may be made from time to time in the future, subject to certain obligations pursuant to the Company Shareholders Agreement. In addition, the Company Shareholders Agreement also contains registration rights that would obligate us, in certain instances, to file future registration statements under the Securities Act covering resales of shares issued to former Alliance Boots stockholders or to permit a “piggyback” on a future registration statement. A sale, or the perception that a sale may occur, of a substantial number of shares of our common stock could adversely impact the market price of our common stock.

Conflicts of interest, or the appearance of conflicts of interest, may arise because certain of our directors and officers are also owners or directors of companies we may have dealings with.

Conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of the other entities and business activities in which our directors or officers are involved. For example, potential conflicts of interest could arise if a dispute were to arise between the Company and other parties to the Company Shareholders Agreement, including the SP Investors and the KKR Investors. Mr. Pessina, our Executive Vice Chairman and Chief Executive Officer, indirectly controls Alliance Santé Participations S.A. (“ASP”), a privately-held company which is a party to the Company Shareholders Agreement, and he and his partner Ornella Barra, our Co-Chief Operating Officer, serve as directors of ASP. Similar potential conflicts could arise if a dispute were to arise with the KKR Investors, as Dominic Murphy is both a partner of KKR and one of our directors. Similar issues could arise in connection with other transactions in the future. While our contractual arrangements place restrictions on the parties’ conduct in certain situations, and related party transactions are subject to independent review and approval in accordance with our related party transaction approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting both companies.

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

Under the Company Shareholders Agreement, the SP Investors are entitled to designate one nominee to the Board (currently Stefano Pessina) for so long as the SP Investors continue to meet certain beneficial ownership thresholds and subject to certain other conditions. Pursuant to the Company Shareholders Agreement, the SP Investors have agreed that, for so long as they have the right to designate a nominee to the Board, they will vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of our stockholders (including with respect to the election of directors).

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

The market price of shares of our common stock may be volatile. Broad general economic, political, market and industry factors may adversely affect the market price of the shares, regardless of our actual operating performance. In addition to the other risk factors identified in this Item 1A, factors that could cause fluctuations in the price of the shares include:

•	actual or anticipated variations in quarterly operating results and the results of competitors;

•	changes in financial estimates by us or by any securities analysts that might cover us;

•	conditions or trends in the industry, including regulatory changes or changes in the securities marketplace;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel; and

•	issuances or sales of our common stock, including sales of shares by our directors and officers or key investors, including the SP Investors and the KKR Investors.

There are a number of additional business risks that could materially and adversely affect our businesses and financial results.

Many other factors could materially and adversely affect our businesses and financial results, including:

•	If we are unsuccessful in establishing effective advertising, marketing and promotional programs, our sales or sales margins could be negatively affected.

•
Our operating costs may be subject to increases outside the control of our businesses, whether due to inflation, new or increased taxes, adverse fluctuations in foreign currency exchange rates, changes in market conditions or otherwise.

•
Our success depends on our ability to attract, engage and retain store, professional and management personnel, including in executive and other key strategic positions, and the loss of key personnel could have an adverse effect on the results of our operations, financial condition or cash flow.

•
Natural disasters, civil unrest, severe weather conditions, terrorist activities, global political and economic developments, war, health epidemics or pandemics or the prospect of these events can interrupt or otherwise adversely impact our operations or damage our facilities or those of our strategic partners, vendors and customers and have an adverse impact on consumer confidence levels and spending on our products and services.

•
If we or our affiliates were to incur significant liabilities or expense relating to the protection of the environment, related health and safety matters, environmental remediation or compliance with environmental laws and regulations, including those governing exposure to, and the management and disposal of, hazardous substances, it could have a material adverse effect on our results of operations, financial condition and cash flow.

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

Item 2.  Properties

Our Retail Pharmacy USA division operated 8,175 retail stores and 7 specialty pharmacies. Our Retail Pharmacy International division operated 4,673 retail stores. In addition our Retail Pharmacy International division also owned or leased 418 Boots Opticians locations. Our domestic and international retail locations, which includes Boots Opticians and specialty pharmacy locations, covered approximately 112 million square feet. We owned approximately 14% and 4% of these Retail Pharmacy USA division and Retail Pharmacy International division locations, respectively. The remaining locations are leased or licensed. The leases are for various terms and periods. See Note 4, Leases to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The following is a breakdown of our retail stores:

Retail Stores
Retail Pharmacy USA:
United States	8,054
Puerto Rico	120
U.S. Virgin Islands	1
Total Retail Pharmacy USA	8,175

Retail Pharmacy International:
United Kingdom	2,509
Mexico	1,118
Chile	438
Thailand	272
Norway	161
Ireland	84
The Netherlands	65
Lithuania	26
Total Retail Pharmacy International	4,673
Total	12,848

We have 23 retail distribution centers with a total of approximately 14 million square feet of space, of which 14 locations were owned. The remaining space was leased. 17 of these retail distribution centers were located in the United States and 6 were located outside of the United States. In addition, we use public warehouses and third party distributors to handle certain retail distribution needs. Our Retail Pharmacy USA division also operated two prescription mail service facilities containing a total of approximately 237 thousand square feet, one of which was leased. We operated 288 pharmaceutical distribution centers located outside of the United States, primarily in Europe, and containing approximately 13 million square feet, of which 122 locations were owned. These pharmaceutical distribution centers were operated by our Pharmaceutical Wholesale division, which supply our third party customers as well as our Retail Pharmacy International division in certain countries.

We operated 29 principal office facilities containing approximately three million square feet, of which 8 locations were owned. Four of these facilities are located in the United States.

We also own or lease various other facilities, including shopping malls, located in the countries in which we operate, which contained approximately two million square feet.

All of the foregoing information regarding our properties is as of August 31, 2016 and does not include properties of unconsolidated partially owned entities.

Item 3.  Legal Proceedings

The information in response to this item is included in Note 12, Commitments and Contingencies, to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4.   Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth, for each person currently serving as an executive officer of the Company, the name, age (as of October 15, 2016) and office(s) held by such person.

Name	Age	Office(s) Held
James A. Skinner	71	Executive Chairman of the Board
Stefano Pessina	75	Executive Vice Chairman and Chief Executive Officer
Ornella Barra	62	Co-Chief Operating Officer
George R. Fairweather	59	Executive Vice President and Global Chief Financial Officer
Alexander W. Gourlay	56	Co-Chief Operating Officer
Ken Murphy	50	Executive Vice President, Chief Commercial Officer and President of Global Brands
Marco Pagni	54	Executive Vice President, Global Chief Administrative Officer and General Counsel
Kimberly R. Scardino	45	Senior Vice President, Global Controller and Chief Accounting Officer
Kathleen Wilson-Thompson	59	Executive Vice President and Global Chief Human Resources Officer

Set forth below is information regarding the principal occupations and employment and business experience over the past five years for each executive officer. Executive officers are elected by, and serve at the discretion of, the Board of Directors. Unless otherwise stated, employment is by Walgreens Boots Alliance.

Mr. Skinner has served as Executive Chairman since January 2015, having served as non-executive Chairman of the Board from July 2012 to January 2015. Mr. Skinner previously served McDonald’s Corporation as Vice Chairman from January 2003 to June 2012, as Chief Executive Officer from November 2004 to June 2012 and as a director from 2004 to June 2012. Since 2005, Mr. Skinner has served as a director of Illinois Tool Works Inc. Mr. Skinner served as a director of HP Inc. (f/k/a Hewlett-Packard Company) from July 2013 to November 2015.

Mr. Pessina has served as Chief Executive Officer since July 2015 and as Executive Vice Chairman since January 2015. He served as Acting Chief Executive Officer from January 2015 to July 2015. Previously, he served as Executive Chairman of Alliance Boots from July 2007 to December 2014. Prior to that, Mr. Pessina served as Executive Deputy Chairman of Alliance Boots. Prior to the merger of Alliance UniChem and Boots Group, Mr. Pessina was Executive Deputy Chairman of Alliance UniChem, previously having been its Chief Executive for three years through December 2004. Mr. Pessina was appointed to the Alliance UniChem Board in 1997 when UniChem merged with Alliance Santé, the Franco-Italian pharmaceutical wholesale group which he established in Italy in 1977. Mr. Pessina also serves on the Board of Directors of Galenica AG, a publicly-traded Swiss healthcare group, and a number of private companies, including Sprint Acquisitions Holdings Limited (f/k/a AB Acquisitions Holdings Limited).

Ms. Barra has served as Co-Chief Operating Officer since June 2016. She served as Executive Vice President, President and Chief Executive of Global Wholesale and International Retail from December 2014 to June 2016. Previously, she served as the Chief Executive, Wholesale and Brands of Alliance Boots from September 2013 to December 2014 and Chief Executive of the Pharmaceutical Wholesale Division of Alliance Boots from January 2009 to September 2013, and before that, Wholesale & Commercial Affairs Director of Alliance Boots. Since April 2013, Ms. Barra has served as a director of Assicurazioni Generali, the parent company of Generali Group, a global insurance group, and since January 2015, Ms. Barra has served as a director of AmerisourceBergen Corporation Ms. Barra also serves as a director of a number of private companies, including Sprint Acquisitions Holdings Limited and, until February 2015, served as a director of Alliance Boots.

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

Mr. Gourlay has served as Co-Chief Operating Officer since June 2016. He served as Executive Vice President, President of Walgreens from December 2014 to June 2016. Previously, he served as Executive Vice President, President of Customer Experience and Daily Living of Walgreens from October 2013 to December 2014 and President Elect of Walgreens from September 2014 to December 2014. He served as Chief Executive of the Health & Beauty Division, Alliance Boots, from January 2009 to September 2013, and previously was Managing Director of Boots UK and a member of the Alliance Boots operating committee following the acquisition of Alliance Boots by Sprint Acquisitions Holdings Limited in 2007. He served as a director of Alliance Boots from January 2009 to September 2013.

Mr. Murphy has served as Executive Vice President and President of Global Brands since December 2014 and as Chief Commercial Officer since June 2016. Previously, he served as Managing Director, Health & Beauty, International and Brands at Alliance Boots from August 2013 to December 2014 and joint Chief Operating Officer for Boots in the UK and Republic of Ireland. Prior to this, Mr. Murphy had held the positions of Commercial Director for Boots UK and Group Business Transformation Director for Alliance Boots, where he led the integration of Alliance UniChem and Boots Group in 2006 following the merger of the two companies.

Mr. Pagni has served as Executive Vice President, Global Chief Administrative Officer and General Counsel since February 2016. He served as Executive Vice President, Global Chief Legal and Administrative Officer from February 2015 to February 2016. Previously, he served as Executive Director and Group Legal Counsel and Chief Administrative Officer of Alliance Boots from 2007 to 2014 and General Counsel and Company Secretary for Alliance Boots from 2006 to 2007, having joined Alliance UniChem, a predecessor company, in the same position in 2003. Prior to this, Mr. Pagni served at McDonald’s Corporation for 10 years in a number of senior management positions across the world, including in the U.S. and UK, such as Vice President of International Development, and Vice President, General Counsel, International. Mr. Pagni serves as a director of Sprint Acquisitions Holdings Limited and, until February 2015, served as a director of Alliance Boots.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Walgreens Boots Alliance’s common stock is listed on the NASDAQ Stock Market under the symbol WBA. As of August 31, 2016, there were approximately 67,500 holders of record of Walgreens Boots Alliance common stock.

The following table sets forth the sales price ranges of our common stock by quarter during the fiscal years ended August 31, 2016 and 2015 as reported by the Consolidated Transaction Reporting System.

		Quarter Ended
		November	February	May	August	Fiscal Year
Fiscal 2016	High	$95.74	$87.05	$86.84	$85.09	$95.74
	Low	78.90	71.50	75.74	77.22	71.50
Fiscal 2015	High	$69.37	$83.77	$93.42	$97.30	$97.30
	Low	58.39	66.46	81.01	76.01	58.39

Our cash dividends per common share declared during the two fiscal years ended August 31 were as follows:

Quarter Ended	2016	2015
November	$0.3600	$0.3375
February	0.3600	0.3375
May	0.3600	0.3375
August	0.3750	0.3600
	$1.4550	$1.3725

We have paid cash dividends every quarter since 1933. Future dividends will be determined based on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

The following table provides information about purchases by us during the quarter ended August 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program (1)
6/1/16 - 6/30/16	-	$-	-	$2,163,991,385
7/1/16 - 7/31/16	-	-	-	2,163,991,385
8/1/16 - 8/31/16	-	-	-	2,163,991,385
Total	-	$-	-	$2,163,991,385

(1)	In August 2014, our Board of Directors approved the 2014 share repurchase program which authorized the purchase of up to $3.0 billion of our common stock prior to its expiration on August 31, 2016.

Item 6.  Selected Financial Data

Five-Year Summary of Selected Consolidated Financial Data
Walgreens Boots Alliance, Inc. and Subsidiaries
(Dollars in millions, except per share amounts)

Fiscal Year	2016(5)	2015(5)	2014	2013	2012
Sales	$117,351	$103,444	$76,392	$72,217	$71,633
Cost of sales	87,477	76,691	54,823	51,098	51,291
Gross Profit	29,874	26,753	21,569	21,119	20,342
Selling, general and administrative expenses	23,910	22,400	17,992	17,543	16,878
Gain on sale of business	-	-	-	20	-
Equity earnings in AmerisourceBergen(1)	37	-	-	-	-
Equity earnings in Alliance Boots(2)	-	315	617	496	-
Operating Income	6,001	4,668	4,194	4,092	3,464
Gain on previously held equity interest(3)	-	563	-	-	-
Other income (expense)(4)	(261)	685	(481)	120	-
Earnings Before Interest and Income Tax Provision	5,740	5,916	3,713	4,212	3,464
Interest expense, net	596	605	156	165	88
Earnings Before Income Tax Provision	5,144	5,311	3,557	4,047	3,376
Income tax provision	997	1,056	1,526	1,499	1,249
Post tax earnings from other equity method investments	44	24	-	-	-
Net Earnings	4,191	4,279	2,031	2,548	2,127
Net earnings attributable to noncontrolling interests	18	59	99	-	-
Net Earnings attributable to Walgreens Boots Alliance, Inc.	$4,173	$4,220	$1,932	$2,548	$2,127
Per Common Share
Net earnings
Basic	$3.85	$4.05	$2.03	$2.69	$2.43
Diluted	3.82	4.00	2.00	2.67	2.42
Dividends declared	1.46	1.37	1.28	1.14	0.95
Balance Sheet
Total Assets	$72,688	$68,782	$37,250	$35,632	$33,453
Long-term debt	18,705	13,315	3,716	4,451	4,066
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	29,880	30,861	20,513	19,558	18,236
Noncontrolling interests	401	439	104	-	-
Total Equity	$30,281	$31,300	$20,617	$19,558	$18,236

(1)	Effective March 18, 2016, the Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag.
(2)
On August 2, 2012, the Company completed the acquisition of 45% of the issued and outstanding share capital of Alliance Boots GmbH in exchange for cash and Company shares. The Company accounted for this investment under the equity method until the completion of the Second Step Transaction on December 31, 2014. As a result, fiscal 2015 includes the results of Alliance Boots for eight months (January through August 2015) on a fully consolidated basis and four months (September through December 2014) as equity earnings in Alliance Boots reflecting Walgreens’ pre-merger 45% interest.

(3)	In fiscal 2015, as a result of acquiring the remaining 55% interest in Alliance Boots, our previously held 45% interest was remeasured to fair value, resulting in a gain of $563 million.
(4)
In fiscal 2016, 2015, 2014 and 2013, the Company recorded other income (expense) of $(517) million, $779 million, $385 million and $120 million, respectively, from fair value adjustments of the AmerisourceBergen warrants and the amortization of the deferred credit associated with the initial value of the warrants. Fiscal 2016 also includes income of $268 million related to the change in accounting method for our investment in AmerisourceBergen. Fiscal 2015 also includes a $94 million loss on derivative contracts that were not designated as accounting hedges. In fiscal 2014, the Company recognized a non-cash loss of $866 million related to the amendment and exercise of the Alliance Boots call option to acquire the remaining 55% share capital of Alliance Boots.

(5)	To improve comparability, certain classification changes have been made to prior period cost of sales and selling, general and administrative expenses. This change has no impact on operating income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the description of the Company’s business and reportable segments in Item 1 above. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” below and in “Risk Factors” in Part I, Item 1A of this Form 10-K. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to its predecessor Walgreen Co. and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

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

On October 27, 2015, Walgreens Boots Alliance entered into an Agreement and Plan of Merger with Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of Walgreens Boots Alliance (the “Merger Agreement”), pursuant to which we agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,550 stores in 31 states and the District of Columbia as of August 27, 2016. The Merger Agreement was approved by Rite Aid stockholders in February 2016. The transaction is expected to close in early calendar year 2017, subject to regulatory approvals and other customary closing conditions.

COMPARABILITY
As a result of the completion of the Second Step Transaction on December 31, 2014, there are a number of items that affect comparability of reported results. Prior to December 31, 2014, our operations were within one reportable segment that included the results of the Retail Pharmacy USA division and corporate costs, along with the full consolidated results of Walgreens Boots Alliance Development GmbH (“WBAD”), a global sourcing enterprise formed by Walgreens and Alliance Boots, and equity earnings from Alliance Boots. Following the completion of the Reorganization and the Second Step Transaction on December 31, 2014, we now report results in three segments. Segmental reporting includes the allocation of synergy benefits, including WBAD’s results, and the combined corporate costs for periods subsequent to December 31, 2014. We have determined that it is impracticable to allocate historical results to the current segmental presentation. Accordingly, our Retail Pharmacy USA segment results for periods prior to December 31, 2014 include all corporate costs of Walgreens, the full consolidated results of WBAD and equity income from Walgreens’ pre-merger 45% interest in Alliance Boots.

The completion of the Second Step Transaction on December 31, 2014 also means that results for the twelve month period ended August 31, 2016 include the results of Alliance Boots on a fully consolidated basis, while the twelve month period ended August 31, 2015 includes the results of Alliance Boots for eight months (January through August 2015) on a fully consolidated basis and as equity income from Walgreens’ pre-merger 45% interest in Alliance Boots for four months (September through December 2014).

Twelve month period-over-period comparisons of results require consideration of the foregoing factors and are not directly comparable.

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

To improve comparability, certain classification changes have been made to prior period sales, cost of sales and selling, general and administrative expenses. This change has no impact on operating income.

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
In March 2013, Walgreens, Alliance Boots and AmerisourceBergen announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which branded and generic pharmaceutical products are sourced from AmerisourceBergen in the United States and an agreement which provides AmerisourceBergen the ability to access generics pharmaceutical products through WBAD. In May 2016, certain of these agreements were extended for three years to now expire in 2026.

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

On March 18, 2016, we exercised warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. On August 25, 2016, we exercised additional warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share for an aggregate exercise price payment of $1.19 billion. As of August 31, 2016 we owned 56,854,867 AmerisourceBergen common shares representing approximately 24% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. As of August 31, 2016, we can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

Effective March 18, 2016, we account for our investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to our investment being classified within the operating income of our Pharmaceutical Wholesale segment. See Note 5, Equity Method Investments, to the Consolidated Financial Statements included herein for further information. Due to the March 18, 2016 effective date and the two-month reporting lag, our results for the 12 month period ended August 31, 2016 include approximately three and a half months of equity method income relating to our investment in AmerisourceBergen. Similarly, due to the timing of the transaction and the two month reporting lag, our results for the fiscal quarter ended November 30, 2016 will include approximately five weeks of equity income reflecting our increased ownership following the exercise on August 25, 2016 of the second tranche of warrants.

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

As of the date of this report, the Company estimates that the Cost Transformation Program will recognize cumulative pre-tax charges to our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”) of between $1.3 billion and $1.5 billion, which  is $300 million lower than the previously estimated range of pre-tax charges at the time the Cost Transformation Program was launched), including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. As of the date of this report, we expect to incur pre-tax charges of between $425 million and $500 million for real estate costs, including lease obligations (net of estimated sublease income); between $525 million and $575 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs; and between $350 million and $425 million for employee severance and other business transition and exit costs. We estimate that approximately 60% of the cumulative pre-tax charges will result in cash expenditures over time, primarily related to historical and future lease and other real estate payments and employee separation costs. See Note 3, Restructuring, to the Consolidated Financial Statements for additional information.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary Note Regarding Forward-Looking Statements” below.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for fiscal 2016, 2015 and 2014.

	(in millions, except per share amounts)
	2016	2015(1)	2014(1)
Sales	$117,351	$103,444	$76,392
Gross Profit	29,874	26,753	21,569
Selling, general and administrative expenses	23,910	22,400	17,992
Operating Income	6,001	4,668	4,194
Adjusted Operating Income (Non-GAAP measure)(2)	7,208	6,157	4,866
Earnings Before Interest and Income Tax Provision	5,740	5,916	3,713
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	4,173	4,220	1,932
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(2)	5,009	4,085	3,170
Net earnings per common share – diluted	3.82	4.00	2.00
Adjusted net earnings per common share – diluted (Non-GAAP measure)(2)	4.59	3.88	3.28

	Percentage Increases (Decreases)
	2016	2015	2014
Sales	13.4	35.4	5.8
Gross Profit	11.7	24.0	2.1
Selling, general and administrative expenses	6.7	24.5	2.6
Operating Income	28.6	11.3	2.5
Adjusted Operating Income (Non-GAAP measure)(2)	17.1	26.5	0.8
Earnings Before Interest and Income Tax Provision	(3.0)	59.3	(11.8)
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	(1.1)	118.4	(24.2)
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(2)	22.6	28.9	2.2
Net earnings per common share – diluted	(4.5)	100.0	(25.1)
Adjusted net earnings per common share – diluted (Non-GAAP measure)(2)	18.3	18.3	0.9

	Percent to Sales
	2016	2015	2014
Gross Margin	25.5	25.9	28.2
Selling, general and administrative expenses	20.4	21.7	23.6

(1)	See “--Comparability” above.
(2)
See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Fiscal 2016 compared to fiscal 2015
Fiscal 2016 net earnings attributable to Walgreens Boots Alliance decreased 1.1 percent to $4.2 billion, while diluted net earnings per share decreased 4.5 percent to $3.82 compared with the prior year. The decreases reflect fluctuations in the fair value adjustments of the company’s AmerisourceBergen warrants and the prior year gain on the previously held equity interest in Alliance Boots, which was largely offset by the inclusion of Alliance Boots consolidated results for the entire period and an increase in operating income at Retail Pharmacy USA.

Other income (expense) for fiscal 2016 was an expense of $261 million as compared to income of $685 million in fiscal 2015. The change in fair value of our AmerisourceBergen warrants resulted in a loss of $546 million for fiscal 2016, as compared to income of $759 million for fiscal 2015. Additionally, we recognized income of $268 million for fiscal year ended 2016 related to the change in accounting method for our investment in AmerisourceBergen.

Interest was a net expense of $596 million and $605 million in fiscal 2016 and 2015, respectively. Fiscal 2016 included interest expense on notes issued during June 2016. Fiscal 2015 included interest expense of $99 million related to the repayment of a portion of our long-term debt in advance of its maturity.

The effective tax rate for fiscal 2016 and 2015 was 19.4% and 19.9%, respectively. The net decrease in the effective tax rate is attributable to several factors.  First, our 2016 effective tax rate benefited from having a full-year of foreign sourced pre-tax earnings taxed at lower rates as compared to 2015, when the Company had only eight months of those earnings after the Second Step Transaction.  Further, in 2016 our domestic pre-tax earnings were reduced as a result of the AmerisourceBergen warrants then held by the Company.  In addition, during 2016 the Company benefitted from enacted tax law changes (tax rate reductions) in multiple foreign tax jurisdictions, most notably the United Kingdom, which generated a $178 million tax benefit.  The Company also had fewer non-deductible expenses in 2016 as compared to 2015.  These items were partly offset by the facts that in 2015 the Company had a non-taxable gain on its previously held equity investment in Alliance Boots and recognized the benefit of a capital loss deferred tax asset, neither of which recurred in 2016.

Walgreens Boots Alliance Adjusted Diluted Net Earnings Per Share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance in fiscal 2016 increased 22.6 percent to $5.0 billion compared with the prior year. Adjusted diluted net earnings per share in the fiscal year increased 18.3 percent to $4.59 compared with the prior year. The increase in adjusted net earnings and adjusted diluted net earnings per share for fiscal 2016 was primarily attributable to inclusion of Alliance Boots consolidated results for the entire period and an increase in operating income at Retail Pharmacy USA. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Fiscal 2015 compared to fiscal 2014
Our results for fiscal 2015 as compared to fiscal 2014 were primarily impacted by the Second Step Transaction which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. For fiscal 2015, the full consolidation of Alliance Boots operations increased our sales by 29.4%, gross profit by 22.9%, selling general and administrative expenses by 23.1% and operating income by 18.5%, each as compared to fiscal 2014. See “--Comparability” above.

Net earnings attributable to Walgreens Boots Alliance, Inc. for fiscal 2015 were $4.2 billion, or $4.00 per share on a diluted basis as compared to $1.9 billion, or $2.00 per share on a diluted basis in fiscal 2014. The increase in diluted net earnings per share for fiscal 2015 as compared to fiscal 2014, was primarily attributable to the full consolidation of Alliance Boots operations from January through August 2015, a gain on our 45% previously held equity interest in Alliance Boots, increased sales in our Retail Pharmacy USA division, increased income from our warrants to acquire AmerisourceBergen common stock and a lower effective income tax rate. These increases were partially offset by lower Retail Pharmacy USA gross margins and a higher interest expense.

As a result of acquiring the remaining 55% interest in Alliance Boots on December 31, 2014, our previously held 45% interest was remeasured to fair value, resulting in a gain of $563 million in fiscal 2015. The fair value of the previously held equity interest in Alliance Boots was determined using the income approach methodology. The fair value measurement of the previously held equity interest is based on significant inputs not observable in the market. The fair value estimates for the previously held equity interest are based on (a) projected discounted cash flows, (b) historical and projected financial information, and (c) synergies including cost savings, as relevant, that market participants would consider when estimating the fair value of the previously held equity interest in Alliance Boots. See Note 7. Acquisitions, to the Consolidated Financial Statements for additional information.

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

Interest was a net expense of $605 million and $156 million in fiscal 2015 and 2014, respectively. The increase in fiscal 2015 interest expense is primarily due to the notes we issued to fund a portion of the cash consideration payable in connection with the Second Step Transaction and to subsequently refinance substantially all of Alliance Boots’ outstanding borrowings following completion of the Second Step Transaction. Additionally, in fiscal 2015 we repaid a portion of our long-term debt in advance of its maturity resulting in additional net interest expense of $99 million.

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

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
As a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots as of December 31, 2014. As such, the fiscal year ended August 31, 2015 includes equity income from Walgreens’ pre-merger 45% interest in Alliance Boots for four months (September through December 2014).
	(in millions, except location amounts)
	2016	2015	2014
Sales	$83,802	$80,974	$76,392
Gross Profit	22,323	21,822	21,569
Selling, general and administrative expenses	17,918	18,247	17,992
Operating Income	4,405	3,890	4,194
Adjusted Operating Income (Non-GAAP measure)(1)	5,357	5,098	4,866

Number of Prescriptions(2)	740.1	723.2	698.9
30-Day Equivalent Prescriptions(2)(3)	928.5	893.8	856.4
Number of Locations at period end	8,184	8,182	8,309

	Percentage Increases (Decreases)
	2016	2015	2014
Sales	3.5	6.0	5.8
Gross Profit	2.3	1.2	2.1
Selling, general and administrative expenses	(1.8)	1.4	2.6
Operating Income	13.2	(7.2)	2.5
Adjusted Operating Income (Non-GAAP measure)(1)	5.1	4.8	0.8
Comparable Store Sales(4)(5)	3.8	6.4	4.9
Pharmacy Sales	5.5	8.2	7.9
Comparable Pharmacy Sales(4)(5)	6.0	9.3	6.8
Retail Sales	(0.3)	1.9	2.1
Comparable Retail Sales(4)(5)	(0.3)	1.5	2.0
Comparable Number of Prescriptions(2)(4)(5)	2.3	3.5	1.8
Comparable 30-Day Equivalent Prescriptions(2)(3)(4)(5)	4.0	4.6	3.9

	Percent to Sales
	2016	2015	2014
Gross Margin	26.6	26.9	28.2
Selling, general and administrative expenses	21.4	22.5	23.6

(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
(2)	Includes immunizations.
(3)
Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(4)	The fiscal year ended August 31, 2016 figures include an adjustment to remove February 29, 2016 results due to the leap year.
(5)
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or subject to a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.

Sales fiscal 2016 compared to fiscal 2015
The Retail Pharmacy USA division’s sales for fiscal 2016 increased by 3.5% to $83.8 billion. Sales increased primarily due to higher comparable store sales, which were up 3.8% in fiscal 2016 driven by growth in Medicare Part D prescriptions, partially offset by the impact from the sale of a majority interest in our infusion business in fiscal 2015. We operated 8,184 locations (8,175 drugstores) as of August 31, 2016, compared to 8,182 locations (8,173 drugstores) a year earlier.

Pharmacy sales increased by 5.5% in fiscal 2016 and represented 67.4% of the division’s sales. In fiscal 2015, pharmacy sales were up 8.2% and represented 66.1% of the division’s sales. Comparable pharmacy sales increased 6.0% in fiscal 2016 compared to an increase of 9.3% in fiscal 2015. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.9% in fiscal 2016 versus a reduction of 1.8% in fiscal 2015. The effect of generics on division sales was a reduction of 1.1% in fiscal 2016 compared to a reduction of 1.0% for fiscal 2015. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.4% of prescription sales for fiscal 2016 compared to 96.8% for fiscal 2015. The total number of prescriptions (including immunizations) filled in fiscal 2016 was 740.1 million compared to 723.2 million in fiscal 2015. Prescriptions (including immunizations) adjusted to 30-day equivalents were 928.5 million in fiscal 2016 versus 893.8 million in fiscal 2015.

Retail sales decreased 0.3% in fiscal 2016 and were 32.6% of the division’s sales. In comparison, fiscal 2015 retail sales increased 1.9% and comprised 33.9% of the division’s sales. Comparable retail sales decreased 0.3% in fiscal 2016 compared to an increase of 1.5% in fiscal 2015. The decrease in comparable retail sales growth in the current fiscal year was primarily due to weakness in consumables and general merchandise, which was partially offset by increased sales in health and wellness, and photo categories.

Operating Income fiscal 2016 compared to fiscal 2015
Retail Pharmacy USA division’s operating income for fiscal 2016 increased 13.2% to $4.4 billion. The increase is primarily due to higher pharmacy volume and lower selling, general and administrative expenses as a percentage of sales.

Gross margin as a percent of sales was 26.6% in fiscal 2016 compared to 26.9% in fiscal 2015. Pharmacy margins were negatively impacted in the current fiscal year by lower third-party reimbursements. The decrease in pharmacy margins was partially offset by the favorable impact of procurement efficiencies. Retail margins were negatively impacted in the current period primarily from performance in seasonal, consumables and general merchandise categories, partially offset by performance in health and wellness, beauty and photo categories.

Selling, general and administrative expenses as a percentage of sales were 21.4% in fiscal 2016 compared to 22.5% in fiscal 2015. As a percentage of sales, expenses in the current period were lower primarily due to increased efficiencies and cost controls associated with the Cost Transformation Program.

Adjusted Operating Income (Non-GAAP measure) fiscal 2016 compared to fiscal 2015
Retail Pharmacy USA division’s adjusted operating income for fiscal 2016 increased 5.1% to $5.4 billion. The increase is primarily due to higher pharmacy volume and lower selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales fiscal 2015 compared to fiscal 2014
The Retail Pharmacy USA division’s sales for fiscal 2015 increased by 6.0% to $81.0 billion. Sales increased primarily due to higher comparable store sales, which were up 6.4% in fiscal 2015. We operated 8,182 locations (8,173 drugstores) as of August 31, 2015, compared to 8,309 locations (8,207 drugstores) a year earlier. Prior year’s locations included 91 infusion and respiratory services facilities in which we sold a majority interest in fiscal 2015.

Pharmacy sales increased by 8.2% in fiscal 2015 and represented 66.1% of the division’s sales. In fiscal 2014, pharmacy sales were up 7.9% and represented 64.2% of the division’s sales. Comparable pharmacy sales increased 9.3% in fiscal 2015 compared to an increase of 6.8% in fiscal 2014. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.8% in fiscal 2015 versus a reduction of 1.3% in fiscal 2014. The effect of generics on division sales was a reduction of 1.0% in fiscal 2015 compared to a reduction of 0.7% for fiscal 2014. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 96.8% of prescription sales for fiscal 2015 compared to 96.5% for fiscal 2014. The total number of prescriptions (including immunizations) filled in fiscal 2015 was 723.2 million compared to 698.9 million in fiscal 2014. Prescriptions (including immunizations) adjusted to 30-day equivalents were 893.8 million in fiscal 2015 versus 856.4 million in fiscal 2014.

Retail sales increased 1.9% in fiscal 2015 and were 33.9% of the division’s sales. In comparison, fiscal 2014 retail sales increased 2.1% and comprised 35.8% of the division’s sales. Comparable retail sales increased 1.5% in fiscal 2015 compared to an increase of 2.0% in fiscal 2014. The increase in comparable retail sales in fiscal 2015 as compared to fiscal 2014 was primarily attributed to an increase in basket size partially offset by lower customer traffic.

Operating Income fiscal 2015 compared to fiscal 2014
Retail Pharmacy USA division’s operating income for fiscal 2015 decreased 7.2% to $3.9 billion. The decrease is primarily due to having equity earnings in Alliance Boots for four months in the current year versus twelve months in the comparable period and current year costs related to the Cost Transformation Program.

Gross margin as a percent of sales was 26.9% in fiscal 2015 compared to 28.2% in fiscal 2014. Pharmacy margins were negatively impacted in the current fiscal year by lower third-party reimbursements; an increase in Medicare Part D mix; the strategy to continue driving 90-day prescriptions at retail; and the mix of specialty drugs, which carry a lower margin percentage. The decrease in pharmacy margins was partially offset by additional brand-to-generic drug conversions compared with the prior fiscal year. Retail margins were positively impacted in fiscal 2015 primarily from the non-prescription drug, beauty and beverage and snack categories partially offset by the electronics category.

Selling, general and administrative expenses as a percentage of sales were 22.5% in fiscal 2015 compared to 23.6% in fiscal 2014. As a percentage of sales, expenses in fiscal 2015 were lower primarily due to store labor efficiencies partially offset by higher costs related to the Cost Transformation Program.

Adjusted Operating Income (Non-GAAP measure) fiscal 2015 compared to fiscal 2014
Retail Pharmacy USA division’s adjusted operating income for fiscal 2015 increased 4.8% to $5.1 billion. The increase is primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales partially offset by having four months of equity earnings in Alliance Boots in fiscal 2015 versus twelve months in fiscal 2014 and lower gross margins. See “--Non-GAAP Measures” below for reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International
The businesses included in our Retail Pharmacy International division were acquired as part of the Second Step Transaction. The Retail Pharmacy International division’s results, including the increases in sales, gross profit, selling, general and administrative expenses and operating income for fiscal 2016 as compared to the comparable prior year was primarily impacted by the Second Step Transaction, which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. Accordingly, the results for this segment for fiscal 2016 include the results of Alliance Boots on a fully consolidated basis, while fiscal 2015 results include only eight months (January through August 2015) on a fully consolidated basis, and such results are not directly comparable. Results include the effects of foreign currency exchange rates, including the British Pound, Euro, Chilean Peso and Mexican Peso. To improve comparability, certain classification changes have been made to prior period results. This change has no impact on operating income. See Item 7A Quantitative and Qualitative Disclosure about Market Risk, Foreign Currency Exchange Rate Risk for further information on currency risk.

	(in millions, except location amounts)
	2016	2015	2014
Sales	$13,256	$8,657	NA
Gross Profit	5,432	3,452	NA
Selling, general and administrative expenses	4,403	3,043	NA
Operating Income	1,029	409	NA
Adjusted Operating Income (Non-GAAP measure)(1)	1,155	616	NA
Number of Locations at period end	4,673	4,582	NA

	Percentage Increases (Decreases)
	2016	2015
Sales	53.1	NA
Gross Profit	57.4	NA
Selling, general and administrative expenses	44.7	NA
Operating Income	151.6	NA
Adjusted Operating Income (Non-GAAP measure)(1)	87.5	NA
Comparable Store Sales(2)	NA	NA
Comparable Store Sales in constant currency(2)(3)	NA	NA
Pharmacy Sales	46.2	NA
Comparable Pharmacy Sales(2)	NA	NA
Comparable Pharmacy Sales in constant currency(2)(3)	NA	NA
Retail Sales	57.1	NA
Comparable Retail Sales(2)	NA	NA
Comparable Retail Sales in constant currency(2)(3)	NA	NA

	Percent to Sales
	2016	2015	2014
Gross Margin	41.0	39.9	NA
Selling, general and administrative expenses	33.2	35.1	NA

NA	Not Applicable
(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
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

Pharmaceutical Wholesale
The businesses included in our Pharmaceutical Wholesale division were acquired as part of the Second Step Transaction. The Pharmaceutical Wholesale division’s results, including the increases in sales, gross profit, selling, general and administrative expenses and operating income, for fiscal 2016 as compared to the comparable prior year was primarily impacted by the Second Step Transaction, which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. Accordingly, the results for this segment for fiscal 2016 include the results of Alliance Boots on a fully consolidated basis, while fiscal 2015 results include only eight months (January through August 2015) on a fully consolidated basis, and such results are not directly comparable. Results include the effects of foreign currency exchange rates, including the British Pound, Euro and Turkish Lira. See Item 7A Quantitative and Qualitative Disclosure about Market Risk, Foreign Currency Exchange Rate Risk for further information on currency risk.
	(in millions)
	2016	2015	2014
Sales	$22,571	$15,327	NA
Gross Profit	2,131	1,486	NA
Selling, general and administrative expenses	1,589	1,110	NA
Operating Income	579	376	NA
Adjusted Operating Income (Non-GAAP measure)(1)	708	450	NA

	Percentage Increases (Decreases)
	2016	2015
Sales	47.3	NA
Gross Profit	43.4	NA
Selling, general and administrative expenses	43.2	NA
Operating Income	54.0	NA
Adjusted Operating Income (Non-GAAP measure)(1)	57.3	NA
Comparable Sales(2)	NA	NA
Comparable Sales in constant currency(2)(3)	NA	NA

	Percent to Sales
	2016	2015	2014
Gross Margin	9.4	9.7	NA
Selling, general and administrative expenses	7.0	7.2	NA

NA	Not applicable
(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
(2)	Comparable Sales are defined as sales excluding acquisitions and dispositions.
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

	(in millions)
	2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$4,405	$1,029	$579	$(12)	$6,001
Cost transformation	374	29	21	-	424
Acquisition-related amortization	185	97	87	-	369
LIFO provision	214	-	-	-	214
Acquisition-related costs	102	-	-	-	102
Legal settlement	47	-	-	-	47
Asset impairment	30	-	-	-	30
Adjustments to equity earnings in AmerisourceBergen	-	-	21	-	21
Adjusted Operating Income (Non-GAAP measure)	$5,357	$1,155	$708	$(12)	$7,208

	(in millions)
	2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$3,890	$409	$376	$(7)	$4,668
Cost transformation	523	19	-	-	542
Acquisition-related amortization	230	188	67	-	485
LIFO provision	285	-	-	-	285
Acquisition-related costs	80	-	7	-	87
Asset impairment	110	-	-	-	110
Store closures and other optimization costs	56	-	-	-	56
Loss on sale of business	17	-	-	-	17
Adjustments to equity earnings in Alliance Boots	(93)	-	-	-	(93)
Adjusted Operating Income (Non-GAAP measure)	$5,098	$616	$450	$(7)	$6,157

	(in millions)
	2014
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$4,194	$-	$-	$-	$4,194
Acquisition-related amortization	282	-	-	-	282
LIFO provision	132	-	-	-	132
Acquisition-related costs	82	-	-	-	82
Store closures and other optimization costs	271	-	-	-	271
Gain on sale of business	(9)	-	-	-	(9)
Adjustments to equity earnings in Alliance Boots	(86)	-	-	-	(86)
Adjusted Operating Income (Non-GAAP measure)	$4,866	$-	$-	$-	$4,866

	(in millions)
	2016	2015	2014
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$4,173	$4,220	$1,932

Adjustments to Operating Income:
Cost transformation(1)	424	542	-
Acquisition-related amortization(1)	369	485	282
LIFO provision(1)	214	285	132
Acquisition-related costs(1)	102	87	82
Legal settlement(1)	47	-	-
Asset impairment(1)	30	110	-
Adjustments to equity earnings in AmerisourceBergen(1)	21	-	-
Store closures and other optimization costs(1)	-	56	271
Loss (gain) on sale of business(1)	-	17	(9)
Adjustments to equity earnings in Alliance Boots(1)	-	(93)	(86)
Total Adjustments to Operating Income	1,207	1,489	672

Adjustments to Other income (expense):
Change in fair market value of AmerisourceBergen warrants(1)	517	(779)	(385)
Net investment hedging (gain) loss(1)	12	111	-
Impact of change in accounting method for AmerisourceBergen equity investment(1)	(268)	-	-
Gain on previously held equity interest(1)	-	(563)	-
Alliance Boots call option loss(1)	-	-	866
Total Adjustments to Other income (expense)	261	(1,231)	481

Adjustments to Interest expense, net:
Early debt extinguishment(1)	-	99	-
Prefunded interest expenses(1)	46	42	-
Total Adjustments to Interest expense, net	46	141	-

Adjustments to Income tax provision:
Equity method non-cash tax(2)	10	71	180
United Kingdom tax rate change(2)	(178)	-	-
Release of capital loss valuation allowance(2)	-	(220)	-
Tax impact of adjustments(3)	(510)	(385)	(95)
Total Adjustments to Income tax provision	(678)	(534)	85

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$5,009	$4,085	$3,170

	2016(1)	2015(1)	2014(1)
Diluted net earnings per common share (GAAP)	$3.82	$4.00	$2.00

Adjustments to Operating Income	1.11	1.41	0.69
Adjustments to Other income (expense)	0.24	(1.17)	0.50
Adjustments to Interest expense, net	0.04	0.14	-
Adjustments to Income tax provision	(0.62)	(0.50)	0.09
Adjusted diluted net earnings per common share (Non-GAAP measure)	$4.59	$3.88	$3.28

Weighted average common shares outstanding, diluted (in millions)	1,091.1	1,053.9	965.2

(1)
Presented on a pre-tax basis. The comparable prior periods have been recast accordingly to reflect the tax impact of adjustments as a single adjustment. There has been no change in Net earnings attributable to Walgreens Boots Alliance, Inc., diluted net earnings per share, adjusted net earnings attributable to Walgreens Boots Alliance, Inc. or adjusted net earnings per share from those previously reported.

(2)	Discrete tax-only items.
(3)	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $9.8 billion (including $1.6 billion in non-U.S. jurisdictions) as of August 31, 2016, compared to $3.0 billion (including $1.7 billion in non-U.S. jurisdictions) at August 31, 2015. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility, reinvest in our core strategies, invest in strategic opportunities that reinforce our core strategies and meet return requirements, and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities was $7.8 billion in fiscal 2016 compared to $5.7 billion in fiscal 2015 and $3.9 billion in fiscal 2014.

Net cash used for investing activities was $3.5 billion in fiscal 2016 compared to $4.3 billion in fiscal 2015 and $1.7 billion in fiscal 2014. The exercise of the AmerisourceBergen warrants used $2.4 billion of cash in the current year. The Alliance Boots acquisition used $4.5 billion of cash in the comparable prior year period. Other business acquisitions in fiscal 2016 were $126 million compared to $371 million in the comparable prior year period. Business acquisitions in the current period include the acquisition of an international beauty brand and prescription files. Other business acquisitions in the prior year period were primarily the purchase of prescription files.

Additions to property, plant and equipment in fiscal 2016 were $1.3 billion compared to $1.3 billion in fiscal 2015 and $1.1 billion in fiscal 2014. Capital expenditures by reporting segment were as follows:

	2016	2015	2014
Retail Pharmacy USA	$777	$951	$1,106
Retail Pharmacy International(1)	444	249	-
Pharmaceutical Wholesale(1)	104	51	-
Total	$1,325	$1,251	$1,106

(1)
Our Retail Pharmacy International and Pharmaceutical Wholesale segments were acquired as part of the Second Step Transaction in which we acquired the 55% of Alliance Boots that we did not already own on December 31, 2014. As a result of the timing of the acquisition, only eight months of capital expenditures (January through August 2015) have been reported for these divisions in fiscal 2015.

Our Retail Pharmacy USA segment opened, relocated or acquired 107 locations in fiscal 2016 compared to 133 locations in fiscal 2015 and 268 locations in fiscal 2014. Fiscal 2014 acquisitions included Kerr Drug, which contributed 76 drugstore locations as well as a specialty pharmacy and a distribution center. Significant Retail Pharmacy International capital expenditures primarily relate to investments in our stores and information technology projects. Pharmaceutical Wholesale capital expenditures primarily relate to investments in warehouses and operations and information technology projects.

Additionally, investing activities for fiscal 2016 included proceeds related to sale leaseback transactions of $60 million, compared to $867 million in the comparable prior year period, and the sale of a pharmaceutical wholesale operation for $43 million compared to the $814 million sale of Walgreen Infusion Services in the comparable prior year period.

Net cash provided by financing activities in fiscal 2016 was $2.6 billion compared to net cash used for financing activities of $915 million in fiscal 2015 and $1.6 billion in fiscal 2014.  In fiscal 2016, we received proceeds from public offerings of $6.0 billion of U.S. dollar denominated debt (described below). In fiscal 2015, we received proceeds from public offerings of $8.0 billion of U.S. dollar denominated debt, approximately $2.0 billion of Euro and Pound Sterling denominated debt and borrowed approximately $2.2 billion on a Pound Sterling denominated term loan which was used to refinance substantially all of Alliance Boots outstanding borrowings following the completion of the Second Step Transaction and pay related fees and expenses. We repurchased shares to support the needs of the employee stock plans totaling $1.0 billion in fiscal 2016 compared to $500 million in fiscal 2015 and $705 million in fiscal 2014. Proceeds related to employee stock plans were $235 million in fiscal 2016 compared to $503 million in fiscal 2015 and $612 million in fiscal 2014. Cash dividends paid were $1.6 billion in fiscal 2016 compared to $1.4 billion and $1.2 billion in fiscal 2015 and 2014, respectively. We currently intend to continue to maintain a long-term dividend payout ratio target of approximately 30 to 35 percent of adjusted net earnings attributable to Walgreens Boots Alliance.

In August 2014, the Walgreens Board of Directors authorized the 2014 stock repurchase program (the “2014 stock repurchase program”), which authorized the repurchase of up to $3.0 billion of Walgreens’ (or, after the Reorganization, Walgreens Boots Alliance’s) common stock prior to the program’s expiration on August 31, 2016. We purchased 1.3 million shares under the 2014 stock repurchase program in fiscal 2016 at a total cost of $110 million, compared to 8.2 million shares purchased in fiscal 2015 at a total cost of $726 million. We determine the timing and amount of repurchases based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. As the consideration payable to Rite Aid stockholders will be paid in cash, we suspended activity under the 2014 stock repurchase program (other than share repurchases to offset dilution from our equity incentive plans – see Part II, Item 2 below) following our entry into the Merger Agreement. We have repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable us to repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws.

The Company periodically borrows under its commercial paper program and may borrow under it in future periods. There were no commercial paper borrowings outstanding as of August 31, 2016 or 2015. The Company had weighted average daily short-term borrowings of $14 million of commercial paper outstanding at a weighted average interest rate of 0.66% in fiscal 2016. We had weighted average daily short-term borrowings of $82 million of commercial paper outstanding at a weighted average interest rate of 0.52% in fiscal 2015.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement with the lenders party thereto (the “Term Loan Agreement”), which provided Walgreens Boots Alliance and Walgreens with the ability to borrow up to £1.45 billion on an unsecured basis. Borrowings under the Term Loan Agreement bear interest at a fluctuating rate per annum equal to the reserve adjusted LIBOR plus an applicable margin based on our credit ratings. As of August 31, 2016, we have borrowed £1.45 billion ($1.9 billion at the August 31, 2016 spot rate of $1.31 to £1) under the Term Loan Agreement. As of August 31, 2015, we had borrowed £1.45 billion ($2.2 billion at the August 31, 2015 spot rate of $1.54 to £1) under the Term Loan Agreement.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement with the lenders party thereto (the “Revolving Credit Agreement”), which has available credit of $3.0 billion, of which $500 million is available for the issuance of letters of credit. Borrowings under the Revolving Credit Agreement bear interest at a fluctuating rate per annum equal to, at our option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on our credit ratings. As of August 31, 2016, there were no borrowings or letters of credit issued pursuant to the Revolving Credit Agreement.

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

On November 18, 2014, Walgreens Boots Alliance issued several series of unsecured, unsubordinated notes totaling $8.0 billion, with maturities ranging from 2016 to 2044. All such notes have fixed interest rates, with the exception of the $750 million notes due 2016, which were repaid in full in May 2016 and which had a floating rate based on the three month LIBOR plus a fixed spread of 45 basis points.

On November 20, 2014, Walgreens Boots Alliance issued series of unsecured, unsubordinated notes that included total Pound Sterling denominated debt of £700 million ($1.1 billion based on the November 20, 2014 exchange rate) with maturities due 2020 and 2025 and Euro denominated debt of €750 million ($940 million based on the November 20, 2014 exchange rate) due 2026. All notes issued on November 20, 2014 have fixed interest rates. The notes issued on November 18, 2014 and November 20, 2014 are collectively referred to as the “2014 WBA notes”. The 2014 WBA notes were, upon initial issuance, fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens.

On December 19, 2014, Walgreens Boots Alliance and Walgreens entered into a Revolving Credit Agreement with the lenders party thereto (as amended, the “364-Day Credit Agreement”). The 364-Day Credit Agreement was a $750 million, 364-day unsecured, multicurrency revolving facility. On July 9, 2015, the 364-Day Credit Agreement was amended to remove Walgreens as a borrower thereunder, eliminate Walgreens’ guarantee of all obligations of Walgreens Boots Alliance thereunder and make certain conforming changes to effectuate those modifications, including modifications and deletions of certain definitions and cross-references. On December 17, 2015, the Company terminated the 364-Day Credit Agreement. The 364-Day Credit Agreement remained undrawn as of the date of termination and would have matured on December 30, 2015.

The 364-Day Credit Agreement and the Term Loan Agreement and Revolving Credit Agreement described above each contain or contained (as applicable) a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60 to 1.00, as well as other customary restrictive covenants. As of August 31, 2016, we were in compliance with all such applicable covenants.

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

On August 10, 2015, upon the completion of the redemptions described above, the Walgreens guarantees of the 2014 WBA notes and the Term Loan Agreement and the Revolving Credit Agreement were unconditionally released and discharged in accordance with their terms.

Pending Rite Aid Transaction. The cash consideration payable to Rite Aid stockholders pursuant to the Merger Agreement described under “Introduction” above is expected to be financed with a combination of cash on hand and debt financing. In connection with the Merger Agreement, Walgreens Boots Alliance entered into a bridge facility commitment letter (as amended and restated, the “Commitment Letter”) with UBS Securities LLC and UBS AG, Stamford Branch for a $12.8 billion senior unsecured bridge facility.

On December 18, 2015, Walgreens Boots Alliance entered into a Bridge Term Loan Credit Agreement with the lenders party thereto (as amended, the “Bridge Credit Agreement”) and a Term Loan Credit Agreement with the lenders party thereto (as amended, the “2015 Term Loan Credit Agreement” and, together with the Bridge Credit Agreement, the “2015 Credit Agreements”). The Commitment Letter and the commitments contemplated thereby terminated upon Walgreens Boots Alliance entering into the 2015 Credit Agreements.

The Bridge Credit Agreement is a 364-day unsecured bridge term loan facility and had initial aggregate commitments of $7.8 billion, which may be increased by Walgreens Boots Alliance prior to the funding of the loans thereunder by up to $2.0 billion in certain circumstances. As a result of the issuance of the notes and receipt of proceeds therefrom on June 1, 2016 and the entry into the term loan credit agreement on August 30, 2016, in each case, as described below, Walgreens Boots Alliance reduced its commitment under the Bridge Credit Agreement by approximately $6.0 billion and $1 billion, respectively, to approximately $0.8 billion. Walgreens Boots Alliance can extend up to $3.0 billion of the loans under the Bridge Credit Agreement for an additional 90-day period if desired. As of August 31, 2016, there were no borrowings under the Bridge Credit Agreement. The 2015 Term Loan Credit Agreement is a $5.0 billion unsecured term loan facility comprising two tranches with maturities three and five years following the funding date, or, if earlier, three and five years after October 27, 2016. The obligations of the lenders party to each of the Bridge Credit Agreement and the 2015 Term Loan Credit Agreement become effective upon the date of closing of the transactions contemplated by the Merger Agreement. As of August 31, 2016, there were no borrowings under the 2015 Term Loan Credit Agreement.

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

On June 1, 2016, Walgreens Boots Alliance issued in an underwritten public offering $1.2 billion of 1.750% notes due 2018 (the “2018 notes”), $1.5 billion of 2.600% notes due 2021 (the “2021 notes”), $0.8 billion  of 3.100% notes due 2023 (the “2023 notes”), $1.9 billion of 3.450% notes due 2026 (the “2026 notes”) and $0.6 billion of 4.650% notes due 2046 (the “2046 notes”). These notes are subject to redemption in certain circumstances. Walgreens Boots Alliance intends to use the net proceeds from the sale of the notes to fund a portion of the cash consideration payable in connection with the merger contemplated by the Merger Agreement, to retire a portion of Rite Aid’s existing debt and to pay related fees and expenses. Any remaining net proceeds from the sale of the notes may also be used for general corporate purposes. In the event that such merger is not consummated on or prior to June 1, 2017 (the first anniversary of the issuance date of the notes) or if the Merger Agreement is terminated at any time on or prior to June 1, 2017, then Walgreens Boots Alliance will be required to redeem in full the 2018 notes, the 2021 notes and the 2023 notes (but not the 2026 notes or 2046 notes, which will remain outstanding in accordance with their respective terms) on the date described in the applicable note at a redemption price equal to 101% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, pursuant to the Merger Agreement, if the Merger Agreement is terminated by us or Rite Aid (i) due to the entry of a final order enjoining or prohibiting the merger by any antitrust authority, or (ii) following January 27, 2017 because required antitrust approvals have not been obtained or an antitrust authority has issued an injunction or order preventing the merger, we could be required to pay Rite Aid a termination fee of up to $650 million in certain circumstances.

On August 30, 2016, Walgreens Boots Alliance entered into a $1.0 billion senior unsecured term loan facility with the lender party thereto (the “2016 Term Loan Credit Agreement”) comprising two tranches with maturities on March 30, 2017 and one year after the funding date, respectively. The obligations of the lender under the 2016 Term Loan Credit Agreement become effective upon the date of closing of the transactions contemplated by the Merger Agreement. As of August 31, 2016, there were no borrowings under the 2016 Term Loan Credit Agreement.

Each of the Company’s 2015 Credit Agreements and the 2016 Term Loan Credit Agreement contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, as well as other customary restrictive covenants, such restrictive covenants shall not be in effect until the funding of the loans under the applicable credit agreement.

As of October 19, 2016, the credit ratings of Walgreens Boots Alliance were:

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

Pursuant to our arrangements with AmerisourceBergen, we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time as described under “--AmerisourceBergen Corporation Relationship” above. As of August 31, 2016, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 24% of the outstanding AmerisourceBergen common stock. This includes a total of approximately 11.5 million shares of AmerisourceBergen that we purchased in the open market. Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. Our ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.

On March 18, 2016, we exercised warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. On August 25, 2016, we exercised additional warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share for an aggregate exercise price payment of $1.19 billion. The transactions were funded using existing cash on hand. See Note 5, Equity Method Investments, to the Consolidated Financial Statements included herein for further information.

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

COMMITMENTS AND CONTINGENCIES
The information set forth in Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include business combinations, goodwill and indefinite-lived intangible asset impairment, vendor allowances, liability for closed locations, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. We use the following methods to determine our estimates:

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

For intangible assets, we generally use the income approach to determine fair value. The income approach requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: discount rates, terminal growth rates, royalty rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures. The discount rates applied to the projections reflect the risk factors associated with those projections.

Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the intangible assets acquired.

Judgment is also required in determining the intangible asset’s useful life.

Goodwill and indefinite-lived intangible asset impairment – Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of our impairment analysis for each reporting unit, we determine fair value for each reporting unit. This determination includes estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures. The allocation requires analysis to determine the fair value of assets and liabilities including purchased prescription files, customer relationships, pharmacy licenses and trade names. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both.

We also compared the sum of the estimated fair values of the reporting units to the Company’s fair value as implied by the market value of the Company’s equity and debt securities. This comparison indicated that, in total, our assumptions and estimates were reasonable. However, future declines in the overall market value of the Company’s equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

Our reporting units’ fair values exceeded their carrying amounts ranging from approximately 17% to more than 116%. See Note 8, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements for additional information.

Indefinite-lived intangible assets are tested by comparing the estimated fair value of the asset to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized and the asset is written down to its estimated fair value.

Our indefinite-lived intangible asset fair value is estimated using the relief from royalty method and excess earnings method of the income approach. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as our profitability.

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

Cost of sales and inventory – Cost of sales includes the purchase price of goods and services sold, store and warehouse inventory loss, inventory obsolescence, manufacturing costs, certain direct product design and development costs and supplier rebates. In addition to product costs, cost of sales includes manufacturing costs, warehousing costs for retail operations, purchasing costs, freight costs, cash discounts and vendor allowances. Cost of sales for our Retail Pharmacy USA segment is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventory counts. Inventories are valued at the lower of cost or market determined by the last-in, first-out (“LIFO”) method for the Retail Pharmacy USA segment and on a first-in first-out (“FIFO”) basis for inventory in the Retail Pharmacy International and Pharmaceutical Wholesale segments except for retail inventory in the Retail Pharmacy International segment, which is valued using the retail method.

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

Pension and postretirement benefits – We have various defined benefit pension plans that cover some of our foreign employees. We also have postretirement healthcare plans that cover qualifying domestic employees. Eligibility and the level of benefits for these plans varies depending on participants’ status, date of hire and or length of service. Our pension and postretirement expenses and valuations are dependent on assumptions used by our actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term rate of return on plan assets, retirement rates, mortality rates and other factors. In determining our long-term rate of return on plan assets assumption, we consider both the historical performance of the investment portfolio as well as the long-term market return expectations based on the investment mix of the portfolio. A change in any of these assumptions would have an effect on our projected benefit obligation and pension expense. A 25 basis point increase in the discount rate would result in a decline of $440 million to our pension benefit obligation. A 25 basis point decrease on the expected return on plan assets assumption would increase our pension expense by $24 million.

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

In determining our provision for income taxes, we use income, permanent differences between book and tax income, and enacted statutory income tax rates. The provision for income taxes rate also reflects our assessment of the ultimate outcome of tax audits in addition to any foreign-based income deemed to be taxable in the United States. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table lists our contractual obligations and commitments at August 31, 2016 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases(1)	$34,089	$3,066	$5,798	$5,035	$20,190
Purchase obligations(2):	3,108	2,922	176	10	-
Open inventory purchase orders	2,077	2,077	-	-	-
Real estate development	401	351	50	-	-
Other corporate obligations	630	494	126	10	-
Short-term borrowings and long-term debt*(3)	19,150	323	2,553	4,832	11,442
Interest payment on short term borrowings and long-term debt(3)	6,723	590	1,121	1,049	3,963
Insurance*	612	201	168	67	176
Retirement benefit obligations	1,180	73	127	103	877
Closed location obligations*	467	81	95	68	223
Capital lease obligations*(1)	1,270	68	122	114	966
Finance lease obligations	1,357	18	35	35	1,269
Other liabilities reflected on the balance sheet*(4)	1,121	147	292	193	489
Total	$69,077	$7,489	$10,487	$11,506	$39,595

*	Recorded on balance sheet.
(1)
Amounts for operating leases and capital leases do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes. These expenses were $460 million for the fiscal year ended August 31, 2016.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)
In addition, in the event that the merger contemplated by the Merger Agreement with Rite Aid is not consummated on or prior to June 1, 2017 or if the Merger Agreement is terminated at any time on or prior to June 1, 2017, then Walgreens Boots Alliance will be required to redeem the certain series of notes issued on June 1, 2016 on the date described in the applicable note at a redemption price equal to 101% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest from and including the date of initial issuance, or the most recent date to which interest has been paid, whichever is later, to, but excluding, the date of redemption. In addition, pursuant to the Merger Agreement, if the Merger Agreement is terminated by us or Rite Aid (i) due to the entry of a final order enjoining or prohibiting the merger by any antitrust authority, or (ii) following January 27, 2017 because required antitrust approvals have not been obtained or an antitrust authority has issued an injunction or order preventing the merger, we could be required to pay Rite Aid a termination fee of up to $650 million in certain circumstances. See “Liquidity and Capital Resources” above.

(4)
Includes $302 million ($59 million in less than 1 year, $168 million in 1-3 years, $75 million in 3-5 years and none over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

The information in the foregoing table is presented as of August 31, 2016 and accordingly does not reflect obligations under agreements we entered into after that date.

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

At August 31, 2016, we have issued $391 million in letters of credit, primarily related to insurance obligations. We also had $60 million of guarantees outstanding at August 31, 2016. We remain secondarily liable on 79 leases. The maximum potential undiscounted future payments related to these leases was $340 million at August 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS
See “New Accounting Pronouncements” within Note 2, Summary of Major Accounting Policies to the Consolidated Financial Statements for information regarding recent accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives and restructuring activities and the amounts and timing of their expected impact, our pending Merger Agreement with Rite Aid and the transactions contemplated thereby and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the proposed withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, our equity method investment in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs associated with restructuring activities will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, changes in management’s assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets and interest rates, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to our ability to satisfy the closing conditions and consummate the pending acquisition of Rite Aid and related matters on a timely basis or at all, the risks associated with the integration of complex businesses, outcomes of legal and regulatory matters, including with respect to regulatory review and actions in connection with the pending acquisition of Rite Aid, and changes in legislation, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A. “Risk Factors above and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding our transactions are set forth in Note 10, Financial Instruments to our Consolidated Financial Statements. These financial instruments are sensitive to changes in interest rates. On August 31, 2016, we had approximately $1.9 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates on the various debt instruments we hold would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $19 million. The amounts exclude the impact of any associated derivative contracts.

Foreign Currency Exchange Rate Risk
We are exposed to fluctuations in foreign currency exchange rates, primarily with respect to the British Pound Sterling and Euro, and certain other foreign currencies, including the Mexican Peso, Chilean Peso, Norwegian Krone and Turkish Lira which may affect our net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows of certain entities denominated in foreign currencies. These transactions are almost exclusively less than 12 months in maturity. In addition, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions). As circumstances warrant, we also use basis swaps as hedging instruments to hedge portions of our net investments in foreign operations. The foreign currency derivative instruments are sensitive to changes in exchange rates. A 1% increase or decrease in exchange rates would increase or decrease our pre-tax income by approximately $3 million due to changes in the value of foreign currency derivative instruments. Excluded from the computation were anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to partially hedge.

Equity Price Risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in Note 5, Equity Method Investments to our Consolidated Financial Statements. See “-- AmerisourceBergen Corporation Relationship” above.

Item 8.  Financial Statements and Supplementary Data

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At August 31, 2016 and 2015
(In millions, except shares and per share amounts)

	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$9,807	$3,000
Accounts receivable, net	6,260	6,849
Inventories	8,956	8,678
Other current assets	860	1,130
Total Current Assets	25,883	19,657
Non-Current Assets:
Property, plant and equipment, at cost, less accumulated depreciation and amortization	14,335	15,068
Goodwill	15,527	16,372
Intangible assets, net	10,302	12,351
Equity method investments	6,174	1,242
Other non-current assets	467	4,092
Total Non-Current Assets	46,805	49,125
Total Assets	$72,688	$68,782

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$323	$1,068
Trade accounts payable (see Note 19)	11,000	10,088
Accrued expenses and other liabilities	5,484	5,225
Income taxes	206	176
Total Current Liabilities	17,013	16,557
Non-Current Liabilities:
Long-term debt	18,705	13,315
Deferred income taxes	2,644	3,538
Other non-current liabilities	4,045	4,072
Total Non-Current Liabilities	25,394	20,925
Commitments and Contingencies (see Note 12)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	-	-
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at August 31, 2016 and 2015	12	12
Paid-in capital	10,111	9,953
Employee stock loan receivable	(1)	(2)
Retained earnings	27,684	25,089
Accumulated other comprehensive (loss) income	(2,992)	(214)
Treasury stock, at cost; 89,527,027 shares at August 31, 2016 and 82,603,274 at August 31, 2015	(4,934)	(3,977)
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	29,880	30,861
Noncontrolling interests	401	439
Total Equity	30,281	31,300
Total Liabilities and Equity	$72,688	$68,782

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended August 31, 2016, 2015 and 2014
(In millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
August 31, 2013	946,595,578	$80	$(3,114)	$1,074	$(11)	$(92)	$21,621	$-	$19,558
Net earnings	-	-	-	-	-	-	1,932	99	2,031
Other comprehensive income, net of tax	-	-	-	-	-	228	-	-	228
Dividends declared ($1.28 per share)	-	-	-	-	-	-	(1,226)	-	(1,226)
Treasury stock purchases	(11,810,351)	-	(705)	-	-	-	-	-	(705)
Employee stock purchase and option plans	15,601,662	-	622	(16)	-	-	-	-	606
Stock-based compensation	-	-	-	114	-	-	-	-	114
Employee stock loan receivable	-	-	-	-	6	-	-	-	6
Other	-	-	-	-	-	-	-	5	5
August 31, 2014	950,386,889	$80	$(3,197)	$1,172	$(5)	$136	$22,327	$104	$20,617
Net earnings	-	-	-	-	-	-	4,220	59	4,279
Other comprehensive income (loss), net of tax	-	-	-	-	-	(350)	-	(6)	(356)
Dividends declared ($1.37 per share)	-	-	-	-	-	-	(1,458)	-	(1,458)
Exchange of Walgreen Co. shares for Walgreens Boots Alliance, Inc. shares	-	(69)	-	69	-	-	-	-	-
Issuance of shares for Alliance Boots acquisition	144,333,468	1	-	10,976	-	-	-	-	10,977
Treasury stock purchases	(16,250,190)	-	(1,226)	-	-	-	-	-	(1,226)
Employee stock purchase and option plans	11,440,177	-	446	56	-	-	-	-	502
Stock-based compensation	-	-	-	109	-	-	-	-	109
Acquisition of noncontrolling interest	-	-	-	(2,429)	-	-	-	(130)	(2,559)
Employee stock loan receivable	-	-	-	-	3	-	-	-	3
Noncontrolling interests in businesses acquired	-	-	-	-	-	-	-	412	412
August 31, 2015	1,089,910,344	$12	$(3,977)	$9,953	$(2)	$(214)	$25,089	$439	$31,300
Net earnings	-	-	-	-	-	-	4,173	18	4,191
Other comprehensive income (loss), net of tax	-	-	-	-	-	(2,778)	-	(56)	(2,834)
Dividends declared ($1.46 per share)	-	-	-	-	-	-	(1,578)	-	(1,578)
Treasury stock purchases	(13,815,558)	-	(1,152)	-	-	-	-	-	(1,152)
Employee stock purchase and option plans	6,891,805	-	195	43	-	-	-	-	238
Stock-based compensation	-	-	-	115	-	-	-	-	115
Employee stock loan receivable	-	-	-	-	1	-	-	-	1
August 31, 2016	1,082,986,591	$12	$(4,934)	$10,111	$(1)	$(2,992)	$27,684	$401	$30,281

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended August 31, 2016, 2015 and 2014
(In millions, except per share amounts)

	2016	2015	2014

Sales	$117,351	$103,444	$76,392
Cost of sales	87,477	76,691	54,823
Gross Profit	29,874	26,753	21,569

Selling, general and administrative expenses	23,910	22,400	17,992
Equity earnings in AmerisourceBergen	37	-	-
Equity earnings in Alliance Boots	-	315	617
Operating Income	6,001	4,668	4,194

Gain on previously held equity interest	-	563	-
Other income (expense)	(261)	685	(481)
Earnings Before Interest and Income Tax Provision	5,740	5,916	3,713

Interest expense, net	596	605	156
Earnings Before Income Tax Provision	5,144	5,311	3,557
Income tax provision	997	1,056	1,526
Post tax earnings from other equity method investments	44	24	-
Net Earnings	4,191	4,279	2,031
Net earnings attributable to noncontrolling interests	18	59	99
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	$4,173	$4,220	$1,932

Net earnings per common share:
Basic	$3.85	$4.05	$2.03
Diluted	$3.82	$4.00	$2.00

Weighted average common shares outstanding:
Basic	1,083.1	1,043.2	953.1
Diluted	1,091.1	1,053.9	965.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended August 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014

Net Earnings	$4,191	$4,279	$2,031

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(241)	14	(48)
Unrealized gain (loss) on cash flow hedges	3	(13)	(27)
Unrecognized gain (loss) on available-for-sale investments	(257)	152	106
Share of other comprehensive income (loss) of equity method investments	(1)	113	(18)
Currency translation adjustments	(2,338)	(622)	215
Total Other Comprehensive Income (Loss)	(2,834)	(356)	228
Total Comprehensive Income	1,357	3,923	2,259

Comprehensive income (loss) attributable to noncontrolling interests	(39)	53	99
Comprehensive Income Attributable to Walgreens Boots Alliance, Inc.	$1,396	$3,870	$2,160

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014

Cash Flows from Operating Activities:
Net earnings	$4,191	$4,279	$2,031
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,718	1,742	1,316
Change in fair value of warrants and related amortization	516	(779)	(385)
Loss on exercise of call option	-	-	866
Gain on previously held equity interest	-	(563)	-
Deferred income taxes	(442)	(32)	177
Stock compensation expense	115	109	114
Equity earnings from equity method investments	(81)	(339)	(619)
Other	148	752	183
Changes in operating assets and liabilities:
Accounts receivable, net	115	(338)	(616)
Inventories	(644)	719	860
Other current assets	66	22	(10)
Trade accounts payable	1,572	268	(339)
Accrued expenses and other liabilities	313	170	195
Income taxes	202	(335)	17
Other non-current assets and liabilities	58	(11)	103
Net cash provided by operating activities	7,847	5,664	3,893

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,325)	(1,251)	(1,106)
Proceeds from sale leaseback transactions	60	867	67
Proceeds related to the sale of businesses	74	814	93
Proceeds from sale of other assets	155	184	139
Alliance Boots acquisition, net of cash acquired	-	(4,461)	-
Other business and intangible asset acquisitions, net of cash acquired	(126)	(371)	(344)
Investment in AmerisourceBergen	(2,360)	-	(493)
Other	5	(58)	(87)
Net cash used for investing activities	(3,517)	(4,276)	(1,731)

Cash Flows from Financing Activities:
Proceeds and payments of short-term borrowings, net	29	(226)	-
Proceeds from issuance of long-term debt	5,991	12,285	-
Payments of long-term debt	(791)	(10,472)	(550)
Proceeds from finance leases	-	-	268
Stock purchases	(1,152)	(1,226)	(705)
Proceeds related to employee stock plans	235	503	612
Cash dividends paid	(1,563)	(1,384)	(1,199)
Other	(143)	(395)	(48)
Net cash provided by (used for) financing activities	2,606	(915)	(1,622)

Effect of exchange rate changes on cash and cash equivalents	(129)	(119)	-

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	6,807	354	540
Cash and cash equivalents at beginning of period	3,000	2,646	2,106
Cash and cash equivalents at end of period	$9,807	$3,000	$2,646

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1. Organization
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments (Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale). See Note 18, Segment Reporting for further information.

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

2.  Summary of Major Accounting Policies
Basis of Presentation
The consolidated financial statements include all subsidiaries in which the Company holds a controlling interest. Investments in less than majority-owned companies in which the Company does not have a controlling interest, but does have significant influence, are accounted for as equity method investments. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

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

To improve comparability, certain classification changes have been made to prior periods to conform to current year classifications.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less. Credit and debit card receivables from banks, which generally settle within two to seven business days, of $114 million and $165 million were included in cash and cash equivalents at August 31, 2016 and 2015, respectively.

Restricted Cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of August 31, 2016 and 2015, the amount of such restricted cash was $185 million, and $184 million respectively and is reported in Other current assets on the Consolidated Balance Sheets.

Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members, as well as vendors and manufacturers. Charges to bad debt are based on estimates of recoverability using both historical write-offs and specifically identified receivables. The allowance for doubtful accounts for fiscal 2016, 2015 and 2014 was $166 million, $172 million and $173 million, respectively.

Inventory
The Company values inventories on a lower of cost or market basis. Inventory includes product costs, inbound freight, direct labor, warehousing costs, overhead costs relating to the manufacture and distribution of products and vendor allowances not classified as a reduction of advertising expense.

The Company’s Retail Pharmacy USA segment inventory is accounted for using the last-in-first-out (“LIFO”) method. At August 31, 2016 and 2015, Retail Pharmacy USA segment inventories would have been greater by $2.8 billion and $2.5 billion, respectively, if they had been valued on a lower of first-in-first-out (“FIFO”) cost or market basis. The total carrying value of the segment inventory accounted for under the LIFO method is $6.1 billion and $5.6 billion at August 31, 2016 and 2015, respectively.

The Company’s Retail Pharmacy International and Pharmaceutical Wholesale segments’ inventory is accounted for using the FIFO method, except for retail inventory in the Retail Pharmacy International segment, which is primarily determined using the retail inventory method. Under the retail inventory method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory across groupings of similar items. Current owned retail valuation represents the retail price for which merchandise is offered for sale on a regular basis. Inherent in the retail method calculation are certain management judgments and estimates which can impact the owned retail valuation and, therefore, the ending inventory valuation at cost. The total carrying value of the inventory for Retail Pharmacy International and Pharmaceutical Wholesale segments is $2.9 billion and $3.1 billion at August 31, 2016 and 2015, respectively.

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

See Note 5, Equity Method Investments for further information relating to the Company’s equity method investments.

Investments
The Company’s investments consist principally of corporate debt, other debt securities, and equity securities of publicly-traded companies.

The Company classifies its investments in securities at the time of purchase as held-to-maturity or available-for-sale, and re-evaluates such classifications on a quarterly basis. Held-to-maturity investments consist of debt securities that the Company has the intent and ability to hold until maturity. These securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates fair value. Available-for-sale debt and equity securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale investments are excluded from earnings and are reported as a separate component of shareholders’ equity and comprehensive income until realized. Realized gains and losses of available-for-sale investments are included in the Consolidated Statements of Earnings.

The Company evaluates these investments for other-than-temporary impairment. Such evaluation involves a variety of considerations, including assessments of the risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors considered by the Company include (i) the length of time and the extent to which the fair value has been below cost; (ii) the financial condition, credit worthiness, and near-term prospects of the issuer; (iii) the length of time to maturity; (iv) future economic conditions and market forecasts; (v) the Company’s intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value; and (vi) an assessment of whether it is more likely than not that the Company will be required to sell its investment before recovery of fair value.

Property, Plant and Equipment
Depreciation is provided on a straight-line basis over the estimated useful lives of owned assets. Estimated useful lives range from 20 years for land improvements, 3 to 50 for buildings and building improvements and 3 to 20 for fixtures, plant and equipment. Leasehold improvements, equipment under capital lease and capital lease properties are amortized over their respective estimate of useful life or over the term of the lease, whichever is shorter. Major repairs, which extend the useful life of an asset, are capitalized; routine maintenance and repairs are charged against earnings. The majority of the Company’s fixtures and equipment uses the composite method of depreciation. Therefore, gains and losses on retirement or other disposition of such assets are included in earnings only when an operating location is closed, substantially remodeled or impaired. Property, plant and equipment consists of (in millions):

	2016	2015
Land and land improvements	$3,738	$3,687
Buildings and building improvements	7,557	7,705
Fixtures and equipment	9,064	8,904
Capitalized system development costs and software	1,787	1,491
Capital lease properties	789	821
	22,935	22,608
Less: accumulated depreciation and amortization	8,600	7,540
Balance at end of year	$14,335	$15,068

Depreciation expense for property, plant and equipment was $1.3 billion in fiscal 2016, $1.3 billion in fiscal 2015 and $923 million in fiscal 2014.

The Company capitalizes application stage development costs for significant internally developed software projects, such as upgrades to the store point-of-sale system. These costs are amortized over a three to eight year period. Amortization expense for capitalized system development costs and software was $238 million in fiscal 2016, $178 million in fiscal 2015 and $127 million in fiscal 2014. Unamortized costs at August 31, 2016 and 2015 were $0.9 billion and $1.0 billion, respectively.

Business Combinations
Business combinations are accounted for under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, using the acquisition method of accounting. The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. The final determination of the fair value of certain assets and liabilities is completed within the one year measurement period as allowed under ASC Topic 805, Business Combinations. Transaction costs associated with business combinations are expensed as they are incurred.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and intangibles under ASC Topic 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist.

Intangible assets are amortized on a straight line basis over their estimated useful lives. See Note 8, Goodwill and Other Intangible Assets for additional disclosure regarding the Company’s intangible assets.

Warrants
The warrants to acquire shares of AmerisourceBergen Corporation were accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. The Company reports its warrants at fair value within other non-current assets in the Consolidated Balance Sheets and changes in the fair value of warrants are recognized in other income in the Consolidated Statements of Earnings. A deferred credit from the day-one valuation attributable to the warrants granted to Walgreens was amortized over the life of the warrants. See Note 10, Financial Instruments, for additional disclosure regarding the Company’s warrants.

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

For derivative instruments designated as hedges, the Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item. In addition, when the Company determines that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies any gains or losses in accumulated other comprehensive income (loss) to earnings in the Consolidated Statement of Earnings. When a derivative in a hedge relationship is terminated or the hedged item is sold, extinguished or terminated, hedge accounting is discontinued prospectively.

Impaired Assets
The Company tests long-lived assets for impairment whenever events or circumstances indicate that a certain asset may be impaired. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value, which is based on the discounted estimated future cash flows. Impairment charges included in selling, general and administrative expenses were $305 million in fiscal 2016, primarily related to the Company’s Cost Transformation Program (as defined below). Impairment charges recognized in fiscal 2015 and 2014 were $386 million and $167 million, respectively.

Liabilities for Store Closings
The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. The reserve for store closings, including $91 million from locations closed under the Company’s restructuring actions, was $466 million as of August 31, 2016 and $446 million as of August 31, 2015. See Note 4, Leases for additional disclosure regarding the Company’s reserve for future costs related to closed locations.

Pension and Postretirement Benefits
The Company has various defined benefit pension plans that cover some of its foreign employees. The Company also has postretirement healthcare plans that cover qualifying domestic employees. Eligibility and the level of benefits for these plans vary depending participants’ status, date of hire and or length of service. Pension and postretirement expenses and valuations are dependent on assumptions used by third party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors. See Note 15, Retirement Benefits, for additional disclosure regarding the Company’s pension and postretirement benefits.

The Company funds its pension plans in accordance with applicable regulations.

Noncontrolling Interests
The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly, the Company presents noncontrolling interests as a component of equity on its Consolidated Balance Sheets and reports the noncontrolling interest net earnings or loss as Net earnings attributable to noncontrolling interests in the Consolidated Statement of Earnings.

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

Revenue Recognition
Revenue is recognized when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. The following revenue recognition policies have been established for the Company’s reportable segments.

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

Pharmaceutical Wholesale
Wholesale revenue is recognized upon shipment of goods, which is generally also the day of delivery. When the Company acts in the capacity of an agent or a logistics service provider, revenue is the fee received for the service and is recognized when the services have been performed. The Company has determined it is the agent when providing logistics services, which is based on its assessment of the following criteria: (i) whether it is the primary obligor in the arrangement, (ii) whether it has latitude in establishing the price, changing the product or performing part of the service, (iii) whether it has discretion in supplier selection, (iv) whether it is involved in the determination of service specifications, and (v) whether it is exposed to credit risk.

Cost of Sales
Cost of sales includes the purchase price of goods and services sold, store and warehouse inventory loss, inventory obsolescence, manufacturing costs, certain direct product design and development costs and supplier rebates. In addition to product costs, cost of sales includes manufacturing costs, warehousing costs for retail operations, purchasing costs, freight costs, cash discounts and vendor allowances. Cost of sales for our Retail Pharmacy USA segment is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventory counts.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses mainly consist of salaries and employee costs, occupancy costs, depreciation and amortization, credit and debit card fees and expenses directly related to stores. In addition, other costs included are headquarters’ expenses, advertising costs (net of vendor advertising allowances), wholesale warehousing costs and insurance.

Advertising Costs
Advertising costs, which are reduced by the portion funded by vendors, are expensed as incurred or when services have been received. Net advertising expenses, which are included in selling, general and administrative expenses, were $598 million in fiscal 2016, $491 million in fiscal 2015 and $265 million in fiscal 2014.

Points Earned Through Loyalty Programs
The Companys primary rewards programs. Balance® Rewards and Boots Advantage Card, are accrued as a charge to cost of sales at the time a point is earned. Points are funded internally and through vendor participation, and are credited to cost of sales at the time a vendor-sponsored point is earned. Breakage is recorded as points expire as a result of a member’s inactivity or if the points remain unredeemed after three years. Breakage income, which is reported in cost of sales, was not significant in fiscal 2016, 2015 or 2014.

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

Stock Compensation Plans
In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognizes compensation expense on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. See Note 14, Stock Compensation Plans for more information on the Company’s stock-based compensation plans.

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

Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. Outstanding options to purchase common shares that were anti-dilutive and excluded from earnings per share totaled 2.5 million, 2.5 million and 3.5 million in fiscal 2016, 2015 and 2014, respectively.

New Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on our consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021), including interim periods within those fiscal years, with early adoption permitted. The Company does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the employee share-based payment accounting of stock compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term must be applied prospectively. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement must be applied retrospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU is effective for annual periods after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years, with early adoption permitted. The Company is early adopting this guidance at the beginning of Fiscal 2017 and does not expect adoption will have a material impact on the Company’s reults of operations, cash flows or financial position.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU addresses diversity in practice related to the de-recognition of a prepaid store-value product liability. The ASU amends the guidance on extinguishing financial liabilities for certain prepaid store-value products. If an entity selling prepaid store-value products expects to be entitled to an amount that will not be redeemed, the entity will recognize the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable that a significant reversal of the breakage amount will not subsequently occur. The ASU is effective for annual periods beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted, including adoption before the effective date of ASU 2015-14, Revenue from Contracts with Customers (described below). The amendments in this ASU should be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. The Company is currently evaluating the effect the ASU will have on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). This ASU requires equity investments (except those under the equity method of accounting or those that result in the consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This simplifies the impairment assessment of equity investments previous held at cost. Separate presentation of financial assets and liabilities by measurement category is required. This ASU is effective prospectively for annual periods beginning after December 15, 2017 (fiscal 2019). Early application is permitted, for fiscal years or interim periods that have not yet been issued as of the beginning of the fiscal year of adoption. The Company is evaluating the effect of adopting this new accounting guidance.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). This ASU simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. This ASU may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented for annual periods beginning after December 16, 2016 and interim periods thereafter (fiscal 2018), with early adoption permitted, and may require additional disclosure based on the application method selected. The Company prospectively early adopted this ASU in the fourth quarter of 2016.  The adoption did not result in a material reclassification in our statement of financial position.

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

3. Restructuring
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implemented and built on the cost-reduction initiative previously announced by the Company on August 6, 2014 and included plans to close stores across the U.S.; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on the Retail Pharmacy USA segment, but includes activities from all segments and are expected to be substantially complete by the end of the Company’s 2017 fiscal year. The Company estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of between $1.3 billion and $1.5 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. The Company incurred pre-tax charges of $424 million related to the Cost Transformation Program during fiscal 2016. The Company incurred pre-tax charges of $542 million related to the Cost Transformation Program in fiscal 2015. From inception through August 31, 2016, the Company incurred pre-tax charges of $966 million ($448 million related to asset impairment charges, $293 million in real estate costs and $225 million in severance and other business transition and exit costs) related to the Cost Transformation Program. All charges related to the Cost Transformation Program have been recorded within selling, general and administrative expenses. Restructuring charges are recognized as the costs are incurred over time in accordance with GAAP.

In March 2014, the Walgreens Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources within the Retail Pharmacy USA segment in a manner intended to increase stockholder value. As of August 31, 2015, this plan was completed and no additional charges related to the plan are expected. For fiscal 2015, the Company incurred pre-tax charges of $17 million, which were primarily related to lease termination costs. In fiscal 2014, the Company incurred pre-tax charges of $209 million. All charges related to this plan have been recorded within selling, general and administrative expenses.

Restructuring costs by segment are as follows (in millions):

	Retail Pharmacy
Fiscal 2016	USA	International	Pharmaceutical Wholesale	Consolidated
Asset impairments	215	10	-	225
Real estate costs	89	1	1	91
Severance and other business transition and exit costs	70	18	20	108
Total restructuring costs	$374	$29	$21	$424

Fiscal 2015
Asset impairments	216	7	-	223
Real estate costs	219	-	-	219
Severance and other business transition and exit costs	105	12	-	117
Total restructuring costs	$540	$19	$-	$559

Fiscal 2014
Asset impairments	137	-	-	137
Real estate costs	71	-	-	71
Severance and other business transition and exit costs	1	-	-	1
Total restructuring costs	$209	$-	$-	$209

4. Leases
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

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. The Company has entered into several sale-leaseback transactions. In fiscal 2016, 2015 and 2014, the Company recorded proceeds from sale-leaseback transactions of $60 million, $867 million and $67 million, respectively. In other transactions, the Company negotiated fixed rate renewal options which constitute a form of continuing involvement, resulting in the assets remaining on the balance sheet and a corresponding finance lease obligation.

Annual minimum rental commitments under all leases having an initial or remaining non-cancelable term of more than one year are shown below (in millions):

	Financing Obligation	Capital Lease	Operating Lease
2017	$18	$68	$3,066
2018	18	62	2,972
2019	18	59	2,826
2020	18	58	2,632
2021	18	57	2,403
Later	1,267	966	20,190
Total Minimum Lease Payments	$1,357	$1,270	$34,089

The capital and finance lease amounts include $1.7 billion of imputed interest and executory costs. Total minimum lease payments have not been reduced by minimum sublease rentals of $199 million on leases due in the future under non-cancelable subleases.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. In fiscal 2016, 2015 and 2014, the Company recorded charges of $127 million, $252 million and $177 million, respectively, for facilities that were closed or relocated under long-term leases, including stores closed through the Company’s store optimization plan and Cost Transformation Program. These charges are reported in selling, general and administrative expenses in the Consolidated Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	2016	2015
Balance at beginning of period	$446	$257
Provision for present value of non-cancellable lease payments on closed facilities	134	231
Assumptions about future sublease income, terminations and changes in interest rates	(34)	(6)
Interest accretion	27	27
Liability assumed through acquisition of Alliance Boots	-	13
Cash payments, net of sublease income	(107)	(76)
Balance at end of period	$466	$446

The Company remains secondarily liable on 79 leases. For leases on which the Company remains secondarily liable, the maximum potential undiscounted future payments are $340 million at August 31, 2016. Lease option dates vary, with some lease terms extending up to 2039.

Rental expense, which includes common area maintenance, insurance and taxes, where appropriate, was as follows (in millions):

	2016	2015	2014
Minimum rentals	$3,355	$3,176	$2,687
Contingent rentals	60	38	5
Less: Sublease rental income	(49)	(46)	(22)
	$3,366	$3,168	$2,670

5. Equity Method Investments
Equity method investments as of August 31, 2016 and 2015 were as follows (in millions, except percentages):

	2016		2015
	Carrying Value	Ownership Percentage	Carrying Value		Ownership Percentage
AmerisourceBergen	$4,964	24%	$	NA	NA
Others	1,210	12% - 50%		1,242	12% - 50%
Total	$6,174			$1,242

AmerisourceBergen Investment
On March 18, 2016, the Company exercised warrants to purchase 22,696,912 shares of AmerisourceBergen Corporation (“AmerisourceBergen”) common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. On August 25, 2016, the Company exercised additional warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share for an aggregate exercise price payment of $1.19 billion. As of August 31, 2016, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 24% of the outstanding AmerisourceBergen common stock and accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, we account for this equity method investment on a financial reporting lag of two months. Due to the change in accounting method to equity method effective March 18, 2016 and the two-month reporting lag, the Company’s results for fiscal 2016 include approximately three and a half months of equity method income. Equity earnings from AmerisourceBergen is reported as a separate line in the Consolidated Statements of Earnings. The level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at August 31, 2016 is $4.9 billion.

The Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.5 billion. This premium of $4.5 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other Investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; and the equity method investment retained through the sale of a majority interest in Option Care Inc. in fiscal 2015. The Company reported $44 million and $24 million of post-tax equity earnings from equity method investments other than AmerisourceBergen and Alliance Boots for fiscal 2016 and 2015, respectively. Post-tax equity earnings from the historical Walgreens other equity method investments in fiscal 2014 were immaterial.

Also in fiscal 2015, the Company accounted for its 45% investment in Alliance Boots using the equity method of accounting. The Company utilized a three-month reporting lag in recording equity income in Alliance Boots, which was eliminated on December 31, 2014. The Company’s share of Alliance Boots earnings was recorded as Equity earnings in Alliance Boots in the Consolidated Statements of Earnings. The Company’s investment was recorded as Equity investment in Alliance Boots in the Consolidated Balance Sheets.

Summarized Financial Information
Summarized financial information for the Companys equity method investment in Alliance Boots is as follows:

Statements of Earnings (in millions)
	Year Ended August 31,
	2016	2015(1)	2014(l)
Net sales	NA	$13.071	$37.579
Gross Profit	NA	3.050	8.096
Net Earnings	NA	723	1.444
Share of earnings from equity method investments(1)	NA	315	617

(l)	Earnings in foreign equity method investments are translated at their respective average exchange rates.

6. Available-for-Sale Investments
A summary of the cost and fair value of available-for-sale securities, with gross unrealized gains and losses, is as follows (in millions):

	August 31, 2016
	Amortized cost basis	Gross unrealized gains	Gross unrealized (losses)	Fair value
Corporate bonds and Treasury Bills	$30	$2	$-	$32

	August 31, 2015
	Amortized cost basis	Gross unrealized gains	Gross unrealized (losses)	Fair value
AmerisourceBergen common stock	$717	$430	$-	$1,147
Corporate bonds and Treasury Bills	37	-	(1)	36
Total available-for-sale investments	$754	$430	$(1)	$1,183

On March 18, 2016, the Company exercised warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share, which resulted in a change in method of accounting for the Company’s investment to the equity method of accounting. In conjunction with the change to the equity method of accounting, the Company recognized a gain of $268 million of Other Comprehensive Income to Other income (expense) within the Consolidated Statements of Earnings. See Note 5, Equity Method Investments, and Note 10, Financial Instruments for further information.

In fiscal 2016, there were $7 million of available-for-sale securities sold. In fiscal 2015, subsequent to the Second Step Transaction, $52 million of acquired available-for-sale securities were sold. In 2014, there were no sales of available-for-sale investments. Gains and losses related to these disposals were not significant.

The Company has $32 million and $36 million of available-for-sale investments classified within other current assets in the Consolidated Balance Sheets at August 31, 2016 and 2015, respectively.

7. Acquisitions
Alliance Boots
The Second Step Transaction closed on December 31, 2014, resulting in the acquisition by the Company of 55% of the issued and outstanding share capital of Alliance Boots, increasing its interest to 100%. The Company previously accounted for its 45% interest in Alliance Boots as an equity method investment.

As a result of the closing of the Second Step Transaction, the Company increased its ownership in WBAD, a global sourcing enterprise between Walgreens and Alliance Boots, to 100%. Because Walgreens held, prior to the Second Step Transaction, a 50% direct interest and an additional indirect interest in WBAD through its 45% ownership of Alliance Boots, the financial results of WBAD were fully consolidated into the Walgreens financial statements with the remaining 27.5% effective interest being recorded as a noncontrolling interest. The acquisition of the 27.5% noncontrolling interest was accounted for as an equity transaction with no gain or loss recorded in the statement of earnings under ASC Topic 805, Business Combinations. On January 1, 2015, WBAD Holdings Limited sold 320 common shares of WBAD, representing approximately 5% of the equity interests in WBAD, to Alliance Healthcare Italia Distribuzione S.p.A. (“AHID”), which is not a member of the Company’s consolidated group. Under certain circumstances, AHID has the right to put, and WBAD Holdings Limited has the right to call, the 320 common shares of WBAD currently owned by AHID for a purchase price of $100,000.

The Company has completed the purchase accounting of the Second Step Transaction. The total purchase price of the Second Step Transaction of $15.9 billion included £3.133 billion in cash ($4.9 billion at the December 31, 2014 spot rate of $1.56 to £1.00) and 144.3 million of the Company’s common shares at a fair value of $11.0 billion (based on the December 30, 2014 closing market price of $76.05). Of the total purchase price, $13.3 billion was allocated to acquire the 55% ownership interest in Alliance Boots and $2.6 billion was allocated to acquire the noncontrolling interest in WBAD. The purchase price attributed to the acquisition of the noncontrolling interest in WBAD was determined based on the relative fair value of Alliance Boots and WBAD, respectively.

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

The fair value of the previously held equity interest of $8.1 billion in Alliance Boots was determined using the income approach methodology. The fair value for trade names and trademarks was determined using the relief from royalty method of the income approach; pharmacy licenses and customer relationships were determined using the excess earnings method of the income approach; and loyalty card holders were determined using the incremental cash flow method, which is a form of the income approach. Personal property fair values were determined primarily using the indirect cost approach, while real property fair values were determined using the income, market and/or cost approach. The fair value measurements of the previously held equity interest and intangible assets are based on significant inputs not observable in the market, and thus represent Level 3 measurements. The fair value estimates for the previously held equity interest and intangible assets are based on (i) projected discounted cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings, and (iv) attrition rates, as relevant, that market participants would consider when estimating fair values.

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

The goodwill allocated to the Retail Pharmacy USA segment of $7.3 billion is comprised of $3.5 billion of synergy benefits allocable to the segment on a source of procurement benefit basis and $3.8 billion determined on a “with-and-without” basis. The source of procurement benefit basis allocates the synergy benefits to the segment whose purchase gave rise to the benefit. The “with-and-without” basis computes the difference between the fair value of the pre-existing business before the combination and its fair value after the combination.

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

	Year Ended August 31, 2015	Year Ended August 31, 2014
(in millions, except per share amounts)
Sales	$116,491	$113,896
Net earnings	4,278	3,884

Net earnings per common share:
Basic	$4.10	$3.54
Diluted	4.06	3.50

Actual results from Alliance Boots operations included in the Consolidated Statements of Earnings since December 31, 2014, the date of the Second Step Transaction, are as follows (in millions, except per share amounts):

Year Ended August 31, 2015
(in millions, except per share amounts)
Sales	$22,470
Net earnings	853

Net earnings per common share:
Basic	$0.82
Diluted	0.81

Other Acquisitions and Divestitures
The aggregate purchase price of all business and intangible assets acquired, net of cash received, was $126 million for fiscal 2016. These acquisitions included an international beauty brand and prescription files resulting in an increase of $23 million to goodwill and $95 million to intangible assets. The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed and contingent considerations.  Operating results of the businesses acquired have been included in the Consolidated Statements of Earnings from their respective acquisition dates forward. Pro forma results of the Company, assuming all of the other acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

The aggregate purchase price of all businesses acquired in fiscal 2015, excluding Alliance Boots, net of cash received was $371 million for fiscal 2015. In fiscal 2015, the Company acquired Liz Earle Beauty Co. Ltd, owner of the Liz Earle skincare brand in addition to other asset acquisitions, primarily pharmacy prescription files. These acquisitions resulted in an increase of $126 million to goodwill and $255 million to intangible assets. Any remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed. Operating results of the businesses acquired have been included in the Consolidated Statements of Earnings from their respective acquisition dates forward. Pro forma results of the Company, assuming all of the other acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported. Additionally, in fiscal 2015 the Company completed the sale of a majority interest in its subsidiary, Walgreens Infusion Services to Madison Dearborn Partners (“MDP”). Walgreens Infusion Services became a new independent, privately-held company named Option Care Inc.

8. Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of the Company’s impairment analysis, we determined fair value for each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. Based on the results of our testing, the fair values of each of the reporting units and other indefinite-lived intangible assets exceeded their carrying values, therefore, no impairment was recognized.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to; the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures. The allocation requires analyses to determine the fair value of assets and liabilities including, among other things, trade names and trademarks, pharmacy licenses, customer relationships and purchased prescription files. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.

Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2014	$2,359	$-	$-	$2,359
Acquisitions	7,290	4,036	3,646	14,972
Sale of business(1)	(706)	-	-	(706)
Other(2)	(3)	-	-	(3)
Currency translation adjustments	-	(138)	(112)	(250)
August 31, 2015	$8,940	$3,898	$3,534	$16,372
Acquisitions	-	23	-	23
Sale of business	(4)	-	-	(4)
Other(2)	100	(113)	13	-
Currency translation adjustments	-	(439)	(425)	(864)
August 31, 2016	$9,036	$3,369	$3,122	$15,527

(1)	Represents goodwill associated with Walgreens Infusion Services business which was sold in April 2015.
(2)	Other primarily represents the reallocation of goodwill between reporting units and purchase accounting adjustments for prior year acquisitions.

In fiscal 2016, the Company purchased an international beauty brand and prescription files resulting in an increase of $23 million to goodwill and $95 million to intangible assets.

As a result of the Second Step Transaction, the Company recorded $14.9 billion of goodwill and $11.7 billion of intangible assets in conjunction with the purchase accounting. See Note 7, Acquisitions for additional information regarding the transaction. Additionally, in fiscal 2015 the Company completed the sale of a majority interest in its subsidiary, Walgreens Infusion Services. As a result, $706 million of goodwill allocated to this business was removed from the Consolidated Balance Sheets.

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	August 31, 2016	August 31, 2015
Gross Amortizable Intangible Assets
Customer relationships and loyalty card holders	$1,867	$2,139
Purchased prescription files	932	885
Favorable lease interests and non-compete agreements	619	594
Trade names and trademarks	532	675
Purchasing and payer contracts	94	94
Total gross amortizable intangible assets	4,044	4,387

Accumulated amortization
Customer relationships and loyalty card holders	$275	$173
Purchased prescription files	600	470
Favorable lease interests and non-compete agreements	388	299
Trade names and trademarks	105	83
Purchasing and payer contracts	71	65
Total accumulated amortization	1,439	1,090
Total amortizable intangible assets, net	$2,605	$3,297

Indefinite-Lived Intangible Assets
Trade names and trademarks	$5,604	$6,590
Pharmacy licenses	2,093	2,464
Total Indefinite-Lived intangible assets	$7,697	$9,054

Total intangible assets, net	$10,302	$12,351

Amortization expense for intangible assets was $396 million, $480 million and $282 million in fiscal 2016, 2015 and 2014, respectively.

Estimated annual amortization expense for intangible assets recorded at August 31, 2016 is as follows (in millions):

	2017	2018	2019	2020	2021
Estimated annual amortization expense	$357	$319	$293	$243	$199

9. Borrowings
Borrowings consist of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted)
	August 31, 2016	August 31, 2015
Short-Term Borrowings(1)
Unsecured Pound Sterling variable rate term loan due 2019	$63	$-
Unsecured variable rate notes due 2016	-	747
Other(2)	260	321
Total short-term borrowings	$323	$1,068

Long-Term Debt(1)
Unsecured Pound Sterling variable rate term loan due 2019	$1,833	$2,229
$6 Billion Note Issuance(7)(9)
1.750% unsecured notes due 2018	1,246	-
2.600% unsecured notes due 2021	1,493	-
3.100% unsecured notes due 2023	744	-
3.450% unsecured notes due 2026	1,885	-
4.650% unsecured notes due 2046	590	-
$8 Billion Note Issuance(7)(9)
1.750% unsecured notes due 2017	746	746
2.700% unsecured notes due 2019	1,244	1,243
3.300% unsecured notes due 2021	1,242	1,241
3.800% unsecured notes due 2024	1,987	1,985
4.500% unsecured notes due 2034	494	494
4.800% unsecured notes due 2044	1,492	1,491
£700 Million Note Issuance(3)(7)(9)
2.875% unsecured Pound Sterling notes due 2020	521	612
3.600% unsecured Pound Sterling notes due 2025	391	459
€750 Million Note Issuance(5)(7)(9)
2.125% unsecured Euro notes due 2026	830	836
$4 Billion Note Issuance(7)(8)(9)
3.100% unsecured notes due 2022	1,194	1,193
4.400% unsecured notes due 2042	492	492
$1 Billion Note Issuance(8)(9)
5.250% unsecured notes due 2019(4)	249	250
Other(6)	32	44
Total long-term debt, less current portion	$18,705	$13,315

(1)	All notes are presented net of unamortized discount and debt issuance costs, where applicable.
(2)
Other short-term borrowings represent a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various foreign currencies including bank overdrafts.

(3)	Pound Sterling denominated notes are translated at the spot rates at August 31, 2016 and 2015, respectively.

(4)	Includes interest rate swap fair market value adjustments. See Note 11, Fair Value Measurements for additional fair value disclosures.
(5)	Euro denominated notes are translated at the spot rate at August 31, 2016 and 2015.
(6)	Other long-term debt represents a mix of fixed and variable rate borrowings in various foreign currencies with various maturities.
(7)
Notes are unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding.

(8)
Notes are senior debt obligations of Walgreens and rank equally with all other unsecured and unsubordinated indebtedness of Walgreens. On December 31, 2014, Walgreens Boots Alliance fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens Boots Alliance and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance.

(9)
The fair value of the $6 billion, $8 billion, £0.7 billion, €0.75 billion, $4 billion and $1 billion note issuances as of August 31, 2016 was $6.2 billion, $7.7 billion, $1.0 billion, $0.9 billion, $1.8 billion and $0.3 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the August 31, 2016 spot rate, as applicable.

At August 31, 2016, the future maturities of long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations (see Note 4, Leases, for the future lease obligation maturities), consisted of the following ($ in millions):

Year ended August 31,	Amount
2017	$323
2018	2,137
2019	416
2020	2,808
2021	2,024
Later	11,442
Total estimated future maturities	$19,150

$6.0 Billion Note Issuance
On June 1, 2016, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and offering expenses) of $6.0 billion from a public offering of five series of U.S. dollar notes with varying maturities and interest rates. Total issuance costs relating to the notes, including underwriting discounts and offering expenses, were $30 million. In the event that the merger contemplated by the Merger Agreement with Rite Aid is not consummated on or prior to June 1, 2017 (the first anniversary of the issuance date of the notes) or if the Merger Agreement is terminated at any time on or prior to June 1, 2017, then Walgreens Boots Alliance will be required to redeem the notes due 2018, the notes due 2021 and the notes due 2023 (but not the notes due 2026 or notes due 2046) on the date described in the applicable note at a redemption price equal to 101% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest from and including the date of initial issuance, or the most recent date to which interest has been paid, whichever is later, to, but excluding, the date of redemption.

£700 Million and €750 Million Notes Issuance
On November 20, 2014, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and offering expenses) of $2.0 billion from a public offering of three series of notes denominated in Euros and Pound Sterling with varying maturities and interest rates. The notes were fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens until August 10, 2015, when such guarantees were unconditionally released and discharged. Total issuance costs relating to the notes, including underwriting discounts and offering expenses, were $11 million.

$8.0 Billion Note Issuance
On November 18, 2014, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and offering expenses) of $7.9 billion from a public offering of seven series of U.S. dollar notes with varying maturities and interest rates, the majority of which are fixed rate. The notes were fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreens until August 10, 2015, when such guarantees were unconditionally released and discharged. Total issuance costs relating to the notes, including underwriting discounts and offering expenses, were $42 million. The Company repaid the $750 million variable rate notes on their May 18, 2016 maturity date.

The notes issued on June 1, 2016, November 20, 2014 and November 18, 2014 contain redemption terms which allow or require the Company to redeem the notes at defined redemption prices plus accrued and unpaid interest at redemption dates set forth in the applicable series of notes. Interest on the notes issued on June 1, 2016 and November 18, 2014 is payable semi-annually and interest on the notes issued on November 20, 2014 is payable annually.

Bridge Credit Agreement, 2015 Term Loan Credit Agreement and 2016 Term Loan Credit Agreement
On October 27, 2015, in connection with the pending acquisition of Rite Aid Corporation (the “Acquisition”), the Company entered into a $12.8 billion bridge credit facility commitment letter (as amended and restated, the “Bridge Commitment Letter”).

On December 18, 2015, the Company entered into a Bridge Term Loan Credit Agreement (as amended, the “Bridge Credit Agreement”) and a Term Loan Credit Agreement (as amended, the “2015 Term Loan Credit Agreement). The Bridge Commitment Letter and the commitments contemplated thereby terminated upon entering into the Bridge Credit Agreement and 2015 Term Loan Credit Agreement. The Bridge Credit Agreement is a 364-day unsecured bridge term loan facility and had initial aggregate commitments of $7.8 billion, which may be increased by the Company prior to the funding of the loans thereunder by up to $2.0 billion in certain circumstances. The Company can extend up to $3.0 billion of the loans under the Bridge Credit Agreement for an additional 90-day period if desired. The 2015 Term Loan Credit Agreement is a $5.0 billion unsecured term loan facility comprising two tranches with maturities three and five years following the funding date or, if earlier, three and five years after October 27, 2016. The obligations of the lenders party to each of the Bridge Credit Agreement and the Term Loan Credit Agreement become effective upon the date of closing of the Rite Aid Acquisition. Upfront fees paid to date in connection with the Bridge Credit Agreement and 2015 Term Loan Credit Agreement total $30 million.

On June 1, 2016, in connection with the $6.0 billion note issuance on the same date, the aggregate commitments under the Bridge Credit Agreement were reduced by $6.0 billion to $1.8 billion.

On August 30, 2016, the Company entered into a $1.0 billion senior unsecured term loan facility (the “2016 Term Loan Credit Agreement”) comprising two tranches with maturities on March 30, 2017 and one year after the funding date, respectively. The obligations of the lender under the 2016 Term Loan Credit Agreement become effective upon the date of closing of the Acquisition. No upfront fees were paid in connection to the 2016 Term Loan Agreement. As a result of entering into the 2016 Term Loan Credit Agreement, the aggregate commitments under the Bridge Credit Agreement were reduced by $1.0 billion to $0.8 billion.

As of August 31, 2016, there were no borrowings under the Bridge Credit Agreement, the 2015 Term Loan Credit Agreement or the 2016 Term Loan Credit Agreement.

2014 Term Loan Agreement and Revolving Credit Agreement
On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement (the “Term Loan Agreement”), which provided Walgreens Boots Alliance and Walgreens with the ability to borrow up to £1.45 billion on an unsecured basis. As of August 31, 2016, Walgreens Boots Alliance had borrowed £1.45 billion ($1.9 billion) under the Term Loan Agreement.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement (the “Revolving Credit Agreement”), with available credit of $3.0 billion, of which $500 million is available for the issuance of letters of credit. As of August 31, 2016, there were no borrowings or letters of credit issued pursuant to the Revolving Credit Agreement.

On December 19, 2014, Walgreens Boots Alliance and Walgreens entered into a Revolving Credit Agreement (as amended, the “364-Day Credit Agreement”). The 364-Day Credit Agreement was a $750 million, 364-day unsecured, multicurrency revolving facility. On July 9, 2015, the 364-Day Credit Agreement was amended to remove Walgreens as a borrower thereunder, eliminate Walgreens’ guarantee of all obligations of Walgreens Boots Alliance thereunder and make certain conforming changes to effectuate those modifications, including modifications and deletions of certain definitions and cross-references. On December 17, 2015, the Company terminated the 364-Day Credit Agreement. The 364-Day Credit Agreement remained undrawn as of the date of termination and would have matured on December 30, 2015.

Debt covenants
The Company’s credit facilities contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants. In the case of the Bridge Credit Agreement, the 2015 Term Loan Credit Agreement and the 2016 Term Loan Credit Agreement, such covenants are not in effect until the loans under each such credit facility are funded.

Other Borrowings
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. There were no commercial paper borrowings outstanding as of August 31, 2016 or August 31, 2015, respectively. The Company had weighted average daily short-term borrowings of $14 million of commercial paper outstanding at a weighted average interest rate of 0.66% for the fiscal year ended August 31, 2016. The Company had average daily short-term borrowings of $82 million of commercial paper outstanding at a weighted average interest rate of 0.52% in fiscal 2015.

Interest
Interest paid, which is net of capitalized interest, was $580 million in fiscal 2016, $472 million in fiscal 2015 and $161 million in fiscal 2014. Interest capitalized as a part of significant construction projects during fiscal 2016, 2015 and 2014 was immaterial.

10. Financial Instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of August 31, 2016 and 2015 were as follows (in millions):
2016	Notional(1)	Fair Value	Location in Consolidated Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$250	$3	Other non-current assets
Derivatives not designated as hedges:
Foreign currency forwards	1,177	16	Other current assets
Foreign currency forwards	41	-	Other current liabilities
Basis swap	2	1	Other current liabilities

(1)	Amounts are presented in U.S. dollar equivalents, as applicable.

2015	Notional(1)	Fair Value	Location in Consolidated Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$250	$2	Other non-current assets
Derivatives designated as cash flow hedges:
Foreign Currency Forwards	1,205	34	Other current assets
Foreign Currency Forwards	495	9	Other current liabilities
Basis Swap	1	-	Other current assets

(1)	Amounts are presented in U.S. dollar equivalents, as applicable.

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

Fair Value Hedges
In fiscal 2015, the Company entered into a series of interest rate swaps, converting $750 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread and an interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread. All swap termination dates coincide with the notes maturity date, January 15, 2019. These swaps were designated as fair value hedges. On August 10, 2015, the Company terminated $500 million of the six-month LIBOR in arrears swaps and all of the one-month LIBOR in arrears swaps in connection with the repayment of the associated debt.

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk and did not have a material impact on the Company’s financial statements.

The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in short-term and long-term debt on the Consolidated Balance Sheets (see Note 9, Borrowings). At August 31, 2016 and 2015, the cumulative fair value adjustments resulted in an increase in long-term debt of $2 million and $1 million, respectively. No material gains or losses were recorded from ineffectiveness during fiscal 2016, 2015 or 2014.

Derivatives not Designated as Hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of interest rate and foreign currency risks. Income or expense due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

	Location in Consolidated Statements of Earnings	2016	2015	2014
Interest rate swaps	Interest expense, net	$-	$1	$-
Foreign currency forwards	Selling, general and administrative expense	19	78	-
Second Step Transaction foreign currency forwards	Other income (expense)	-	(166)	-
Foreign currency forwards	Other income (expense)	(12)	72	-

Warrants
On March 18, 2016, the Company exercised warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. On August 25, 2016, the Company exercised additional warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share for an aggregate exercise price payment of $1.19 billion. See Note 5, Equity Method Investments and Note 6, Available-for-Sale Investments for further information.

As of August 31, 2016, the Company holds no warrants to purchase AmerisourceBergen common stock.

The Company reports its warrants at fair value. The fair value and balance sheet presentation of warrants was as follows (in millions):

	Location in Consolidated Balance Sheets	August 31, 2016	August 31, 2015
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$-	$2,140

The gains and losses due to changes in fair value of the warrants recognized in earnings were as follows (in millions):

	Location in Consolidated Statements of Earnings	2016	2015	2014
Warrants	Other income (expense)	$(546)	$759	$366

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2016	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$185	$185	$-	$-
Money market funds (2)	9,133	9,133	-	-
Available-for-sale investments (3)	32	32	-	-
Interest rate swaps (4)	3	-	3	-
Foreign currency forwards (5)	16	-	16	-
Liabilities:
Basis swaps (5)	1	-	1	-

	August 31, 2015	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$184	$184	$-	$-
Money market funds (2)	2,043	2,043	-	-
Available-for-sale investments (3)	1,183	1,183	-	-
Interest rate swaps (4)	2	-	2	-
Foreign currency forwards (5)	34	-	34	-
Warrants (6)	2,140	-	2,140	-
Liabilities:
Foreign currency forwards (5)	9	-	9	-

(1)	Restricted cash consists of deposits restricted under agency agreements and cash restricted by law and other obligations.
(2)	Money market funds are valued at the closing price reported by the fund sponsor.
(3)	Fair values of quoted investments are based on current bid prices as of the balance sheet dates. See Note 6, Available-for-Sale Investments for additional information.
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

There were no transfers between levels in fiscal 2016 or 2015.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the consolidated financial statements. Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as Level 1. See Note 9, Borrowings for further details. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

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

On December 5 and 12, 2014, putative shareholders filed class actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors, Walgreen Co., and Walgreens Boots Alliance, Inc. arising out of the Company’s definitive proxy statement/prospectus filed with the SEC in connection with the special meeting of Walgreens shareholders on December 29, 2014. The actions asserted claims that the definitive proxy statement/prospectus was false or misleading in various respects. On December 23, 2014, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Walgreens entered into a memorandum of understanding with the plaintiffs in both actions, pursuant to which Walgreens made certain supplemental disclosures. The proposed settlement was subject to, among other things, court approval. On July 8, 2015, the Court preliminarily approved the settlement, and on November 20, 2015, the Court entered an order of final approval of the settlement. On December 17, 2015, a purported class member who had objected to the settlement appealed the Court’s order. The appeal was docketed with the United States Court of Appeals for the Seventh Circuit. Oral argument was held on June 2, 2016. On August 10, 2016, the Seventh Circuit issued an order reversing the district court’s judgment approving the settlement and remanding the case for further proceedings.

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed an amended complaint on August 17, 2015, and defendants moved to dismiss the amended complaint on October 16, 2015. Lead plaintiff filed a response to the motion to dismiss on December 22, 2015, and defendants filed a reply in support of the motion on February 5, 2016. On September 30, 2016, the Court issued an order granting in part and denying in part Walgreen Co.’s motion to dismiss.

As of August 31, 2016, the Company was aware of ten putative class action lawsuits (the “Rite Aid actions”) filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the Merger Agreement (the “Rite Aid Transactions”). Eight of the Rite Aid actions were filed in the Court of Chancery of the State of Delaware (the “Delaware actions”), one Rite Aid action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one Rite Aid action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Delaware actions and the Pennsylvania action primarily allege that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger; and also allege that Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. The federal action alleges, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The Delaware actions were consolidated, and plaintiffs filed a motion for expedited proceedings and a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote on the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the same Rite Aid shareholder vote. All such motions were denied, and the Rite Aid shareholders approved the Rite Aid Transactions at a special meeting on February 4, 2016. On April 15, 2016, the plaintiffs in the Delaware actions agreed to a settlement in principle related to this matter for an immaterial amount. In the Pennsylvania action, plaintiffs agreed to stay the litigation until after the Rite Aid Transactions have closed.

13. Income Taxes
The components of Earnings Before Income Tax Provision were (in millions):

	2016	2015	2014
U.S.	$2,577	$2,725	$3,386
Non – U.S.	2,567	2,586	171
Total	$5,144	$5,311	$3,557

The provision for income taxes consists of the following (in millions):

	2016	2015	2014
Current provision
Federal	$999	$846	$1,207
State	56	121	109
Non – U.S.	371	128	35
	1,426	1,095	1,351
Deferred provision
Federal	(183)	(23)	183
State	6	(16)	(3)
Non – U.S. – Tax Law Change	(182)	-	-
Non – U.S. – Excluding Tax Law Change	(70)	-	(5)
	(429)	(39)	175
Income tax provision	$997	$1,056	$1,526

The difference between the statutory federal income tax rate and the effective tax rate is as follows:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	1.3	1.9
Loss on Alliance Boots call option(1)	-	-	8.5
Deferred tax asset recognition(1)	-	(4.1)	-
Gain on previously held equity interest	-	(5.8)	-
Foreign income taxed at non-U.S. rates	(7.8)	(6.2)	(3.1)
Non-taxable income	(4.4)	(2.6)	-
Non-deductible expenses	1.1	2.3	0.3
Tax Law changes	(3.5)	-	-
Tax Credits	(1.5)	-	-
Other	(0.3)	-	0.3
Effective income tax rate	19.4%	19.9%	42.9%

(1)
Upon the amendment and immediate exercise of the call option to acquire the remaining 55% ownership of Alliance Boots, the Company was required to compare the fair value of the amended option with the book value of the original option with a gain or loss recognized for the difference. The fair value of the amended option resulted in a financial statement loss of $866 million. The loss on the Alliance Boots call option was, in part, a capital loss and available to be carried forward and offset future capital gains through fiscal 2020. In 2015, the deferred tax asset related to the loss was recognized, resulting in the 4.1% effective tax rate benefit reported in the table above.

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	2016	2015
Deferred tax assets
Postretirement benefits	$190	$130
Compensation and benefits	205	224
Insurance	75	68
Accrued rent	169	167
Outside basis difference	134	73
Bad debts	65	67
Tax attributes	373	341
Stock compensation	97	119
Deferred income	150	-
Other	195	93
	1,653	1,282
Less: Valuation allowance	305	125
Total deferred tax assets	1,348	1,157
Deferred tax liabilities
Accelerated depreciation	1,205	1,234
Inventory	388	420
Intangible assets	1,418	1,822
Equity method investment	978	333
Deferred income	-	889
	3,989	4,698
Net deferred tax liabilities	$2,641	$3,541

At August 31, 2016, the Company has recorded deferred tax assets of $373 million, primarily reflecting the benefit of $200 million in U.S. federal, $226 million in state and $837 million in non-U.S. ordinary and capital losses. In addition, these deferred tax assets include $55 million of income tax credits.  Of these deferred tax assets, $139 million will expire at various dates from 2017 through 2036. The residual deferred tax assets of $234 million have no expiry date.

The Company believes it is more likely than not that the benefit from certain deferred tax assets will not be realized. In recognition of this risk, the Company has recorded a valuation allowance of $305 million against those deferred tax assets as of August 31, 2016.

Income taxes paid were $1.1 billion, $1.3 billion and $1.2 billion for fiscal years 2016, 2015 and 2014, respectively.

ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statement of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction. As of August 31, 2016, unrecognized tax benefits of $252 million were reported as long-term liabilities on the Consolidated Balance Sheets while $51 million were reported as current tax liabilities. Both of these amounts include interest and penalties, when applicable.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2016	2015	2014
Balance at beginning of year	$261	$193	$208
Gross increases related to business combination	-	84	-
Gross increases related to tax positions in a prior period	21	45	55
Gross decreases related to tax positions in a prior period	(47)	(75)	(82)
Gross increases related to tax positions in the current period	68	63	46
Settlements with taxing authorities	(17)	(45)	(22)
Currency	(11)	-	-
Lapse of statute of limitations	(6)	(4)	(12)
Balance at end of year	$269	$261	$193

At August 31, 2016, 2015 and 2014, $237 million, $227 million and $105 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized. During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $51 million due to anticipated tax audit settlements and the expirations of statutes of limitations associated with tax positions related to multiple tax jurisdictions.

The Company recognizes interest and penalties in the income tax provision in its Consolidated Statements of Earnings. At August 31, 2016, and August 31, 2015, the Company had accrued interest and penalties of $34 million and $36 million, respectively. For the year ended August 31, 2016, the amount reported in income tax expense related to interest and penalties was $2 million.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various states and multiple foreign jurisdictions. It is generally no longer under audit examination for U.S. federal income tax purposes for any years prior to fiscal 2015. With few exceptions, it is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2007. In foreign tax jurisdictions, the Company is generally no longer subject to examination by the tax authorities in Luxembourg prior to 2011, in Germany prior to 2011, in France prior to 2011, and in Turkey prior to 2011. With respect to the United Kingdom, a number of specific issues remain open to examination by the tax authorities back to 2000.

The Company has received tax holidays from Swiss cantonal income taxes relative to certain of its Swiss operations. The income tax holidays are expected to extend through September 2022. The holidays had a beneficial impact of $116 million and $89 million during fiscal 2016 and 2015, respectively. This benefit is primarily included as part of the foreign income taxed at non-U.S. rates line in the effective tax rate reconciliation table above.

At August 31, 2016, it is not practicable for the Company to determine the amount of the unrecognized deferred tax liability it has with respect to temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

14. Stock Compensation Plans
The Walgreens Boots Alliance, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) which became effective in fiscal 2013, provides for incentive compensation to the Company’s non-employee directors, officers and employees, and consolidates into a single plan several previously existing equity compensation plans.

The Company grants stock options, performance shares and restricted units under the Omnibus Plan. Performance shares issued under the Omnibus Plan offer performance-based incentive awards and equity-based awards to key employees. The fair value of each performance share granted assumes that performance goals will be achieved at 100 percent. If such goals are not met, no compensation expense is recognized and any recognized compensation expense is reversed. Restricted stock units are also equity-based awards with performance requirements that are granted to key employees. The performance shares and restricted stock unit awards are both subject to restrictions as to continuous employment except in the case of death, normal retirement or total and permanent disability.

Total stock-based compensation expense for fiscal 2016, 2015 and 2014 was $115 million, $109 million and $114 million, respectively. The recognized tax benefit was $21 million, $7 million and $31 million for fiscal 2016, 2015 and 2014, respectively. Unrecognized compensation cost related to non-vested awards at August 31, 2016, was $111 million. This cost is expected to be recognized over a weighted average of three years.

15. Retirement Benefits
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

Effective September 1, 2016, for UK and U.S. benefit plans using the yield curve approach, the Company will change the method used to calculate the service cost and interest cost components of net periodic benefit costs for pension and postretirement benefit plans and will measure these costs by applying the specific spot rates along the yield curve to the plans’ projected cash flows. The Company believes the new approach will provide a more precise measurement of service and interest costs by improving the correlation between projected cash flows and the corresponding spot yield curve rates. The change does not affect the measurement of the Company’s pension and other postretirement benefit obligations for those plans and will be accounted for as a change in accounting estimate, which is applied prospectively. This change is not expected to have a material impact to the 2017 full year results.

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

Defined benefit pension plan assets were invested in the following classes of securities as of August 31:

Percentage of Fair Market Value	2016	2015
Equity securities	8.9%	9.5%
Debt securities	78.8%	81.5%
Real estate	4.3%	5.6%
Other	8.0%	3.4%

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

The following table presents defined benefit pension plan assets using the fair value hierarchy as of August 31, 2016 (in millions).

	August 31, 2016	Level 1	Level 2	Level 3
Equity securities:
Equity securities (1)	$834	$-	$834	$-

Debt securities:
Fixed interest government bonds (2)	265	-	265	-
Index linked government bonds (2)	3,502	-	3,502	-
Corporate bonds (3)	3,663	-	3,663	-

Real estate:
Real estate (4)	411	-	-	411

Other:
Other investments (5)	753	38	713	2

Total	$9,428	$38	$8,977	$413

	August 31, 2015	Level 1	Level 2	Level 3
Equity securities:
Equity securities (1)	$852	$-	$852	$-

Debt securities:
Fixed interest government bonds (2)	267	-	267	-
Index linked government bonds (2)	1,006	-	1,006	-
Corporate bonds (3)	5,535	-	5,535	-
Other bonds (6)	472	-	472	-

Real estate:
Real estate (4)	502	-	-	502

Other:
Other investments (5)	302	25	275	2

Total	$8,936	$25	$8,407	$504

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

(4)
Real estate comprises investments in certain property funds which themselves are valued based on the value of the underlying properties. These properties are valued using a number of standard industry techniques such as cost, discounted cash flows, independent appraisals and market based comparable data. Real estate investments are categorized as Level 3 investments. Change in Level 3 investments driven primarily by currency fluctuations.

(5)
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

(6)
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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Boots and Other Pension Plans
	2016	2015(1)
Service costs	$4	$3
Interest costs	308	214
Expected returns on plan assets	(247)	(173)
Curtailments	(2)	(2)
Total net periodic pension costs	$63	$42

Change in benefit obligations for the defined benefit pension plans (in millions):

	2016	2015(1)
Benefit obligation at beginning of year	$8,635	$8,827
Service costs	4	3
Interest costs	308	214
Amendments	(2)	(2)
Net actuarial (gain) loss	2,272	(103)
Benefits paid	(277)	(186)
Currency translation adjustments	(1,477)	(118)
Benefit obligation at end of year	$9,463	$8,635

Change in plan assets for the defined benefit pension plans (in millions):

	2016	2015(1)
Plan assets at fair value at beginning of year	$8,936	$8,987
Employer contributions	75	152
Benefits paid	(277)	(186)
Return on assets	2,216	91
Currency translation adjustments	(1,522)	(108)
Plan assets at fair value at end of year	$9,428	$8,936

Amounts recognized in the Consolidated Balance Sheets (in millions):

	2016	2015
Other non-current assets	$155	$468
Accrued expenses and other liabilities	(6)	(1)
Other non-current liabilities	(184)	(166)
Net (liability) asset recognized at end of year	$(35)	$301

Pre-tax amounts recognized in accumulated other comprehensive (income) loss (in millions):

	2016	2015 (1)
Net actuarial (gain) loss	(258)	21

(1)	Fiscal 2015 represents change in pension benefit obligation and plan assets from December 31, 2014 to August 31, 2015.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans including accumulated benefit obligations in excess of plan assets at August 31, 2016 were as follows (in millions):

	2016	2015
Projected benefit obligation	$9,463	$8,635
Accumulated benefit obligation	9,457	8,624
Fair value of plan assets	9,428	8,936

Estimated future benefit payments from defined benefit pension plans to participants are as follows (in millions):

Estimated Future Benefit Payments
2017	$264
2018	237
2019	248
2020	266
2021	279
2022-2026	1,641

The assumptions used in accounting for the defined benefit pension plans were as follows:

	2016	2015
Weighted-average assumptions used to determine benefit obligations
Discount rate	2.17%	3.87%
Rate of compensation increase	2.44%	2.55%

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.87%	3.77%
Expected long-term return on plan assets	3.05%	2.99%
Rate of compensation increase	2.55%	2.66%

Based on current actuarial estimates, the Company plans to make contributions of $66 million to its defined benefit pension plans in fiscal 2017 and expects to make contributions beyond 2017, which will vary based upon many factors, including the performance of the Company’s pension investments.

Defined Contribution Plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution, which has historically related to adjusted FIFO earnings before interest and taxes and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors. The profit-sharing provision was an expense of $226 million, $158 million and $355 million in fiscal 2016, 2015 and 2014, respectively. The Company’s contributions were $225 million, $249 million and $328 million in fiscal 2015, 2014 and 2013, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost related to these arrangements recognized in the Consolidated Statement of Earnings for fiscal 2016 was $130 million and from the date of the Second Step Transaction through August 31, 2015 was $93 million.

Postretirement Healthcare Plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. The Company’s postretirement health benefit plan obligation was $466 and $431 million in fiscal 2016 and 2015 respectively and is not funded. The expected benefit to be paid net of the estimated federal subsidy during fiscal year 2017 is $11 million.

16. Capital Stock
In connection with the Company’s capital policy, the Board of Directors has authorized share repurchase programs. In August 2014, the Company’s Board of Directors authorized the 2014 stock repurchase program which authorized the repurchase of up to $3.0 billion of the Company’s common stock prior to its expiration on August 31, 2016. The Company purchased 1.3 million and 8.2 million shares under the 2014 stock repurchase program in fiscal 2016 and 2015 at a cost of $110 million and $726 million, respectively.

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

In addition, the Company continued to repurchase shares to support the needs of the employee stock plans. Shares totaling $1.0 billion were purchased to support the needs of the employee stock plans during fiscal 2016 as compared to $500 million and $705 million in fiscal 2015 and fiscal 2014, respectively. At August 31, 2016, 43.8 million shares of common stock were reserved for future issuances under the Company’s various employee benefit plans.

17. Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for fiscal 2016, 2015 and 2014 (in millions):

	Pension/post -retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2013	$63	$1	$-	$(95)	$(61)	$(92)
Other comprehensive income (loss) before reclassification adjustments	(77)	170	(43)	(27)	330	353
Tax benefit (provision)	29	(64)	16	9	(115)	(125)
Net other comprehensive income (loss)	(48)	106	(27)	(18)	215	228
Balance at August 31, 2014	$15	$107	$(27)	$(113)	$154	$136
Other comprehensive income (loss) before reclassification adjustments	23	247	(14)	(57)	(779)	(580)
Amounts reclassified from accumulated OCI	-	-	(5)	230	80	305
Tax benefit (provision)	(9)	(95)	6	(60)	83	(75)
Net other comprehensive income (loss)	14	152	(13)	113	(616)	(350)
Balance at August 31, 2015	$29	$259	$(40)	$-	$(462)	$(214)
Other comprehensive income (loss) before reclassification adjustments	(303)	(148)	-	(1)	(2,279)	(2,731)
Amounts reclassified from accumulated OCI	-	(268)	5	-	(3)	(266)
Tax benefit (provision)	62	159	(2)	-	-	219
Net other comprehensive income (loss)	(241)	(257)	3	(1)	$(2,282)	(2,778)
Balance at August 31, 2016	$(212)	$2	$(37)	$(1)	$(2,744)	$(2,992)

18. Segment Reporting
Prior to December 31, 2014, the Company’s operations were within one reportable segment. As a result of the closing of the Second Step Transaction on December 31, 2014, the Company has realigned its operations into three reportable segments: Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s operating segments, which have been aggregated as described below. The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources, therefore the total asset disclosure by segment has not been included.

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

The results of operations for each reportable segment include synergy benefits, including WBAD operations and an allocation of corporate-related overhead costs. The “Eliminations” column contains items not allocable to the reportable segments, as the information is not utilized by the chief operating decision maker to assess segment performance and allocate resources.

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

The Company’s Retail Pharmacy International and Pharmaceutical Wholesale segments were acquired as part of the Second Step Transaction in which the Company acquired the 55% of Alliance Boots that it did not already own on December 31, 2014. The Company has determined that it is impracticable to restate segment information for periods prior the completion of the Second Step Transaction, as well as to provide disclosures for such periods under both the old basis and new basis of reporting for certain items. Specifically, WBAD operations prior to December 31, 2014 were recorded in the Retail Pharmacy USA segment and have not been restated, as the Company believes it is impracticable to separate the information to the individual reportable segments. Equity earnings from Alliance Boots prior to the completion of the Second Step Transaction has been recorded within the Retail Pharmacy USA segment. The equity earnings of the 45% interest in Alliance Boots have not been separated into the Retail Pharmacy International and Pharmaceutical Wholesale segments for the prior period, as the Company believes it is impracticable. Accordingly, only eight months of results (January to August 2015) have been reported for these segments for fiscal 2015. To improve comparability, certain classification changes have been made to prior period results, this change has no impact on operating income.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy
	USA	International(1)	Pharmaceutical Wholesale	Eliminations(1)	Walgreens Boots Alliance, Inc.
For the Year Ended August 31, 2016
Sales to external customers	$83,802	$13,256	$20,293	$-	$117,351
Intersegment sales	-	-	2,278	(2,278)	-
Sales	$83,802	$13,256	$22,571	$(2,278)	$117,351

Adjusted Operating Income	$5,357	$1,155	$708	$(12)	$7,208

Depreciation and amortization	$1,134	$401	$166	$17	$1,718
Additions to property, plant and equipment	777	444	104	-	1,325

For the Year Ended August 31, 2015
Sales to external customers	$80,974	$8,657	$13,813	$-	$103,444
Intersegment sales	-	-	1,514	(1,514)	-
Sales	$80,974	$8,657	$15,327	$(1,514)	$103,444

Adjusted Operating Income	$5,098	$616	$450	$(7)	$6,157

Depreciation and amortization	$1,217	$393	$120	$12	$1,742
Additions to property, plant and equipment	951	249	51	-	1,251

For the Year Ended August 31, 2014
Sales to external customers	$76,392	$-	$-	$-	$76,392
Intersegment sales	-	-	-	-	-
Sales	$76,392	$-	$-	$-	$76,392

Adjusted Operating Income	$4,866	$-	$-	$-	$4,866

Depreciation and amortization	$1,316	$-	$-	$-	$1,316
Additions to property, plant and equipment	1,106	-	-	-	1,106

(1)
To improve comparability, certain classification changes have been made to fiscal 2015 Sales, Cost of sales and Selling, general and administrative expenses. This change has no impact on Operating Income.

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy
	USA	International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
For the Year Ended August 31, 2016
Adjusted Operating Income	$5,357	$1,155	$708	$(12)	$7,208
Cost transformation					(424)
Acquisition-related amortization					(369)
LIFO provision					(214)
Acquisition-related costs					(102)
Legal settlement					(47)
Asset impairment					(30)
Adjustments to equity earnings in AmerisourceBergen					(21)
Operating Income					$6,001

For the Year Ended August 31, 2015
Adjusted Operating Income	$5,098	$616	$450	$(7)	$6,157
Cost transformation					(542)
Acquisition-related amortization					(485)
LIFO provision					(285)
Acquisition-related costs					(87)
Asset impairment					(110)
Store closures and other optimization costs					(56)
(Loss) on sale of business					(17)
Adjustments to equity earnings in Alliance Boots					93
Operating Income					$4,668

For the Year Ended August 31, 2014
Adjusted Operating Income	$4,866	$-	$-	$-	$4,866
Acquisition-related amortization					(282)
Acquisition-related costs					(82)
LIFO provision					(132)
Store closures and other optimization costs					(271)
Gain on sale of business					9
Adjustments to equity earnings in Alliance Boots					86
Operating Income					$4,194

No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. Two payers accounted for approximately 22% of the Retail Pharmacy USA division’s sales in fiscal 2016 and one payer accounted for approximately 12% of the Retail Pharmacy USA division’s sales in fiscal 2015. One customer in the Retail Pharmacy International division accounted for approximately 18% of the division’s sales in fiscal 2016 and  approximately 20% in fiscal 2015.
Geographic data for sales is as follows (in millions):

	2016	2015	2014
United States	$83,802	$80,974	$76,392
United Kingdom	14,081	9,235	-
Europe (excluding the United Kingdom)	16,793	11,402	-
Other	2,675	1,833	-
Sales	$117,351	$103,444	$76,392

Geographic data for long-lived assets, defined as property, plant and equipment is as follows (in millions):

	2016	2015
United States	$10,924	$11,327
United Kingdom	2,611	2,835
Europe (excluding the United Kingdom)	625	725
Other	175	181
Total long-lived assets	$14,335	$15,068

19. Related Parties
The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations.

Related party transactions (in millions):

	2016	2015	2014
Purchases, net	$41,889	$39,360	$31,439

Trade accounts payable, net	3,456	2,867	2,360

Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products through the Company’s global sourcing enterprise WBAD.

20. Supplementary Financial Information
There were no significant non-cash transactions in fiscal 2016. As a result of the Second Step Transaction, the Company had the following non-cash transactions in fiscal 2015: $9.0 billion for debt assumed; $11.0 billion for the Company’s common stock issued; $2.6 billion of consideration attributable to WBAD; $8.1 billion related to the fair value of the Company’s 45% investment in Alliance Boots; $26.6 billion in fair value of assets acquired; and $20.0 billion in fair value of liabilities and non-controlling interests assumed. Significant non-cash transactions in fiscal 2014 include $322 million for additional capital lease obligations.

Included in the Consolidated Balance Sheets captions are the following assets and liabilities (in millions):

	2016	2015
Accounts receivable
Accounts receivable	$6,426	$7,021
Allowance for doubtful accounts	(166)	(172)
	$6,260	$6,849
Other non-current assets
Investment in AmerisourceBergen	$-	$1,147
Warrants	-	2,140
Other	467	805
	$467	$4,092
Accrued expenses and other liabilities
Accrued salaries and wages	$1,398	$1,357
Other	4,086	3,868
	$5,484	$5,225

Summary of Quarterly Results (Unaudited)
(In millions, except per share amounts)

	Quarter Ended
	November	February	May	August	Fiscal Year
Fiscal 2016(1)
Sales	$29,033	$30,184	$29,498	$28,636	$117,351
Gross Profit	7,419	7,867	7,433	7,155	29,874
Net Earnings attributable to Walgreens Boots Alliance, Inc.	1,110	930	1,103	1,030	4,173

Net earnings per common share:
Basic	$1.02	$0.86	$1.02	$0.95	$3.85
Diluted	1.01	0.85	1.01	0.95	3.82

Cash Dividends Declared Per Common Share	$0.3600	$0.3600	$0.3600	$0.3750	$1.4550

Fiscal 2015(1)
Sales	$19,554	$26,573	$28,795	$28,522	$103,444
Gross Profit	5,296	6,842	7,420	7,195	26,753
Net Earnings attributable to Walgreens Boots Alliance, Inc.	850	2,042	1,302	26	4,220

Net earnings per common:
Basic	$0.90	$1.96	$1.19	$0.02	$4.05
Diluted	0.89	1.93	1.18	0.02	4.00

Cash Dividends Declared Per Common Share	$0.3375	$0.3375	$0.3375	$0.3600	$1.3725

(1)
To improve comparability, certain classification changes have been made to fiscal 2016 for the quarterly periods ended November 30, 2015, February 29, 2016, and May 31, 2016 and to fiscal 2015 for the quarterly periods ended February 29, 2015, May 31, 2015, and August 31, 2015 to Sales, Cost of sales and Selling, general and administrative expenses. This change has no impact on Operating Income.

Management’s Report on Internal Control

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2016. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting, as stated in its report which is included herein.

/s/	Stefano Pessina	/s/	George R. Fairweather
	Stefano Pessina		George R. Fairweather
	Executive Vice Chairman and Chief Executive Officer		Executive Vice President and Global Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Walgreens Boots Alliance, Inc.

We have audited the accompanying consolidated balance sheets of Walgreens Boots Alliance, Inc. (successor to Walgreen Co.) and subsidiaries (the “Company”) as of August 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated income statement of Alliance Boots GmbH (“Alliance Boots”) for the year ended May 31, 2014, which the Company utilized for its accounting of its investment in Alliance Boots using the equity method (see note 5 to the consolidated financial statements), for the year ended August 31, 2014. The accompanying 2014 consolidated financial statements of the Company include its equity earnings in Alliance Boots of $617 million for the year ended August 31, 2014. The respective consolidated income statement of Alliance Boots was prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company’s equity earnings in Alliance Boots, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, is based on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect the Company’s equity earnings in Alliance Boots in accordance with accounting principles generally accepted in the United States of America and auditing procedures to take into consideration the differences in reporting periods between Alliance Boots and the Company.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Walgreens Boots Alliance, Inc. and subsidiaries as of August 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 20, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 20, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
 Walgreens Boots Alliance, Inc

We have audited the internal control over financial reporting of Walgreens Boots Alliance, Inc. (successor to Walgreen Co.) and subsidiaries (the “Company”) as of August 31, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2016 of the Company and our report dated October 20, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 20, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Alliance Boots GmbH:

We have audited the non-statutory consolidated statements of income, comprehensive income, changes in equity, and cash flows of Alliance Boots GmbH and subsidiaries (the “Group”) for the year ended May 31, 2014, not presented separately herein.  These non-statutory consolidated financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these non-statutory consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the non-statutory consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of the Group for the year ended May 31, 2014, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board, including the requirements of IAS 34, Interim Financial Reporting.

/s/ KPMG LLP

London, United Kingdom
July 16, 2014

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

Changes in Internal Control over Financial Reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended August 31, 2016 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the following sections of the Company’s Proxy Statement: Director Compensation; Executive Compensation; and Corporate Governance.

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

Consolidated Balance Sheets at August 31, 2016 and 2015
Consolidated Statements of Equity, Earnings, Comprehensive Income and Cash Flows for the years ended August 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
Management’s Report on Internal Control
Reports of Independent Registered Public Accounting Firms

(2)	Financial statement schedules and supplementary information

Schedules I, II, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

Other Financial Statements –

Alliance Boots GmbH

On August 2, 2012, we completed a 45% equity investment in Alliance Boots GmbH that we accounted for using the equity method of accounting. Upon completion of the Second Step Transaction on December 31, 2014, Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method. For the period accounted for as an equity method investment, SEC Rule 3-09 of Regulation S-X requires that we include or incorporate by reference certain Alliance Boots GmbH financial statements in this Form 10-K if our investment was considered to be significant in the context of Rule 3-09. Alliance Boots GmbH audited consolidated financial statements and accompanying notes (prepared in accordance with IFRS and audited in accordance with U.S. GAAS), including the statement of financial position at March 31, 2014 and 2013 of Alliance Boots and its subsidiaries (the Group) and the related Group income statements, Group statement of comprehensive income, Group statement of changes in equity and Group statement of cash flows for each of the years in the three-year period ended March 31, 2014 are filed as Exhibit 99.1 hereto and incorporated herein by reference. Alliance Boots GmbH consolidated financial statements and accompanying notes (prepared in accordance with IFRS) including the Group statement of financial position at December 31, 2014 and 2013, and the related Group income statements, Group statement of comprehensive income, Group statement of changes in equity and Group statement of cash flows for each of the nine month periods then ended are filed as Exhibit 99.2 hereto and incorporated herein by reference.

(3)	Exhibits. Exhibits 10.1 through 10.66 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

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

2.6*	Agreement and Plan of Merger, dated as of October 27, 2015, by and among Walgreens Boots Alliance, Inc., Victoria Merger Sub, Inc. and Rite Aid Corporation.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on October 29, 2015.

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.

4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-198443) filed with the SEC on September 16, 2014.

4.2	Form of Walgreen Co. 5.25% Note due 2019.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 13, 2009.

4.3	Form of Walgreen Co. 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.4	Form of Walgreen Co. 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.5	Form of Guarantee of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

4.6	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.7	Form of 1.750% Notes due 2017.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.8	Form of 2.700% Notes due 2019.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.9	Form of 3.300% Notes due 2021.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.10	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.11	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.12	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.13	Form of 2.875% Notes due 2020 (£).	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.14	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.15	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.16	Indenture, dated as of December 17, 2015, between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-208587) filed with the SEC on December 17, 2015.

4.17	Form of 1.750% Notes due 2018	Incorporated by reference to Exhibit 4.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.

4.18	Form of 2.600% Notes due 2021	Incorporated by reference to Exhibit 4.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.

4.19	Form of 3.100% Notes due 2023	Incorporated by reference to Exhibit 4.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.

4.20	Form of 3.450% Notes due 2026	Incorporated by reference to Exhibit 4.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.

4.21	Form of 4.650% Notes due 2046	Incorporated by reference to Exhibit 4.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.

4.22
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

4.23
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

4.24
Amendment No. 2, dated December 31, 2014, to the Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, as Amended by Amendment No. 1, dated as of August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Ontario Holdings WBS Limited, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.
Incorporated by reference to Exhibit E to the Schedule 13D filed by Alliance Santé Participations S.A. (File No. 005-88481) filed with the SEC on December 31, 2014).

10.1	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

10.2	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 1, 2016).	Filed herewith.

10.3	Walgreens Boots Alliance, Inc. 2011 Cash-Based Incentive Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

10.4	Walgreens Boots Alliance, Inc. 2011 Cash-Based Incentive Plan (as amended and restated effective July 1, 2016).	Filed herewith.

10.5	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated effective July 8, 2015).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

10.6	Form of Restricted Stock Unit Award agreement (effective January 2015).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 21, 2015.

10.7	Form of Performance Share Award agreement (effective October 2015).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

10.8	Form of Stock Option Award agreement (effective July 2016).	Filed herewith.

10.9	Form of Stock Option Award agreement (effective October 2015).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

10.10	Form of Performance Share Award agreement for CEO (February 2016).
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 (File No. 1-36759) filed with the SEC on April 5, 2016.

10.11	Form of Stock Option Award agreement for CEO (February 2016).
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 (File No. 1-36759) filed with the SEC on April 5, 2016.

10.12	Form of Restricted Stock Unit Award agreement for Executive Chairman (February 2016).
Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 (File No. 1-36759) filed with the SEC on April 5, 2016.

10.13	Form of Restricted Stock Unit Agreement (Messrs. Skinner and Pessina).
Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.14	Form of Restricted Stock Unit Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.

10.15	Form of Performance Share Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.

10.16	Form of Stock Option Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.

10.17	Forms of Restricted Stock Unit Award agreement (effective October 2013).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.18	Form of Performance Share Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.19	Form of Stock Option Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.20	Form of Amendment to Stock Option Award agreements.	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (File No. 1-00604) filed with the SEC on October 20, 2014.

10.21	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

10.22	Form of Stock Option Award agreement under UK Sub-plan (effective October 2015).	Incorporated by reference to Exhibit 10.17 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

10.23	Form of Stock Option Award agreement under UK Sub-plan (effective July 2016).	Filed herewith.

10.24	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.

10.25	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).

10.26	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.

10.27	Form of Restricted Stock Unit Award Agreement (August 15, 2011 grants).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.28	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.

10.29	Form of Stock Option Agreement (Benefit Indicator 512—515) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.30	Form of Stock Option Agreement (Benefit Indicator 516 and above) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.12 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.31	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.32	Amendment to the Walgreen Co. 2002 et. al. Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.33	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).

10.34	Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.

10.35	Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

10.36	Walgreens Boots Alliance, Inc. Executive Deferred Profit-Sharing Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

10.37	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.38	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).

10.39	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.40	Walgreen Select Senior Executive Retiree Medical Expense Plan.	Incorporated by reference to Exhibit 10(j) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-00604).

10.41	Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.42	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

10.43	Rules of the Alliance Boots 2012 Long Term Incentive Plan, as amended.
Incorporated by reference to Exhibit 10.11 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.44	Form of Award Agreement for Alliance Boots 2012 Long Term Incentive Plan.
Incorporated by reference to Exhibit 10.12 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.45	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.
Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.46	Employment Agreement between Alliance UniChem Plc and George Fairweather, dated March 28, 2002.
Incorporated by reference to Exhibit 10.14 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.47	Agreement between Alliance Boots plc and George Fairweather, dated July 31, 2006.
Incorporated by reference to Exhibit 10.15 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.48	Corporate Travel and Expense Support letter Agreement between Walgreens Boots Alliance, Inc. and George Fairweather, dated October 28, 2015.	Incorporated by reference to Exhibit 10.54 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

10.49	Employment Agreement between Alliance UniChem Services Limited and Marco Pagni, dated June 1, 2005.
Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.50	Letter Agreement with Marco Pagni, dated May 14, 2012.
Incorporated by reference to Exhibit 10.17 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.51	Corporate Travel and Expense Support letter Agreement between Walgreens Boots Alliance, Inc. and Marco Pagni, dated October 28, 2015.	Incorporated by reference to Exhibit 10.57 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

10.52	Service Agreement between Boots UK Limited and Alex Gourlay, dated January 29, 2009.
Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.53	Letter Agreement between Alliance Boots Management Services Limited and Alex Gourlay, dated June 28, 2010.
Incorporated by reference to Exhibit 10.19 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.54	Employment Agreement between Alliance UniChem Plc and Ornella Barra dated December 10, 2002.
Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.55	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra, dated July 31, 2006.
Incorporated by reference to Exhibit 10.21 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.56	Novation of Services Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.
Incorporated by reference to Exhibit 10.22 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.57	Service Agreement between Boots Management Services Limited and Simon Roberts, dated July 11, 2013.
Incorporated by reference to Exhibit 10.23 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.58	Services Agreement between Boots Management Services Limited and Ken Murphy, dated October 1, 2013.
Incorporated by reference to Exhibit 10.24 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.59	drugstore.com, inc., 1998 Stock Plan, as amended.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.60	drugstore.com, inc., 2008 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 99.2 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.61	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy	Incorporated by reference to Exhibit 10.68 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

10.62	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.63	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.	Incorporated by reference to Exhibit 10.53 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.64	Extension, dated January 27, 2016, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2016.

10.65	Offer letter agreement between Kimberly R. Scardino and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on August 4, 2015.

10.66	Letter agreement dated September 23, 2016 between Simon Roberts and Walgreens Boots Alliance, Inc.	Filed herewith.

10.67	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

10.68
Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation, including as Annex B-1 thereto, the form of Warrant 1 and, as Annex B-2 thereto, the form of Warrant 2.
Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.69	Amendment No. 1 dated August 25, 2016 to Warrant 2 issued on March 18, 2013.	Incorporated by reference to Exhibits 4.1 and 4.2 to AmerisourceBergen Corporation’s Current Report on Form 8-K (File No. 001-16671), filed on August 25, 2016 and incorporated by reference herein.

10.70	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.71
Term Loan Credit Agreement, dated as of November 10, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2014.

10.72
Revolving Credit Agreement, dated as of November 10, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.
Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2014.

10.73
Bridge Term Loan Credit Agreement, dated as of December 18, 2015, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 21, 2015.

10.74
Amendment, dated as of January 20, 2016, to the Bridge Term Loan Credit Agreement dated as of December 18, 2015, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and UBS AG, Stamford Branch, as administrative agent.

Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 (File No. 1-36759) filed with the SEC on April 5, 2016.

10.75	Term Loan Credit Agreement, dated as of December 18, 2015, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 21, 2015.

10.76
Amendment, dated as of January 20, 2016, to the Term Loan Credit Agreement, dated as of December 18, 2015, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.

Incorporated by reference to Exhibit 10.9 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 (File No. 1-36759) filed with the SEC on April 5, 2016.

10.77	Term Loan Credit Agreement, dated August 30, 2016, by and between Walgreens Boots Alliance, Inc. and Sumitomo Mitsui Banking Corporation, as lender and administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on August 31, 2016.

12.	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21.	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

23.2	Consent of KPMG LLP.	Filed herewith.

23.3	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

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

Incorporated by reference to Exhibit 99.2 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (File No. 1-36759) filed with the SEC on October 28, 2015.

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

WALGREENS BOOTS ALLIANCE, INC.

October 20, 2016	By:	/s/ George R. Fairweather
George R. Fairweather
Executive Vice President and Global Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stefano Pessina	Executive Vice Chairman and Chief	October 20, 2016
Stefano Pessina	Executive Officer (Principal Executive Officer) and Director

/s/ George R. Fairweather	Executive Vice President and Global	October 20, 2016
George R. Fairweather	Chief Financial Officer (Principal Financial Officer)

/s/ Kimberly R. Scardino	Senior Vice President, Global Controller	October 20, 2016
Kimberly R. Scardino	and Chief Accounting Officer (Principal Accounting Officer)

/s/ James A. Skinner	Executive Chairman	October 20, 2016
James A. Skinner

/s/ Janice M. Babiak	Director	October 20, 2016
Janice M. Babiak

/s/ David J. Brailer	Director	October 20, 2016
David J. Brailer

/s/ William C. Foote	Director	October 20, 2016
William C. Foote

/s/ Ginger L. Graham	Director	October 20, 2016
Ginger L. Graham

/s/ John A. Lederer	Director	October 20, 2016
John A. Lederer

/s/ Dominic P. Murphy	Director	October 20, 2016
Dominic P. Murphy

/s/ Leonard D. Schaeffer	Director	October 20, 2016
Leonard D. Schaeffer

/s/ Nancy M. Schlichting	Director	October 20, 2016
Nancy M. Schlichting

INDEX

Exhibit No.	Description

10.2	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 1, 2016).

10.4	Walgreens Boots Alliance, Inc. 2011 Cash-Based Incentive Plan (as amended and restated effective July 1, 2016).

10.8	Form of Stock Option Award agreement (effective July 2016).

10.23	Form of Stock Option Award agreement under UK Sub-plan (effective July 2016).

10.66	Letter agreement dated September 23, 2016 between Simon Roberts and Walgreens Boots Alliance, Inc.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG LLP.

23.3	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document