Form 10-Q
period 2016-11-30
Walgreens Boots Alliance, Inc.
filed 2017-01-05
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2016

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
Yes ☐        No ☑

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of December 31, 2016 was 1,079,409,628.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except shares and per share amounts)

	November 30, 2016	August 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$9,598	$9,807
Accounts receivable, net	6,138	6,260
Inventories	10,039	8,956
Other current assets	893	860
Total Current Assets	26,668	25,883
Non-Current Assets:
Property, plant and equipment, net	13,709	14,335
Goodwill	15,203	15,527
Intangible assets, net	9,728	10,302
Equity method investments (see Note 4)	6,136	6,174
Other non-current assets	468	467
Total Non-Current Assets	45,244	46,805
Total Assets	$71,912	$72,688

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$1,095	$323
Trade accounts payable (see Note 17)	11,372	11,000
Accrued expenses and other liabilities	4,880	5,484
Income taxes	382	206
Total Current Liabilities	17,729	17,013
Non-Current Liabilities:
Long-term debt	17,777	18,705
Deferred income taxes	2,516	2,644
Other non-current liabilities	4,198	4,045
Total Non-Current Liabilities	24,491	25,394
Commitments and Contingencies (see Note 9)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	-	-
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at November 30, 2016 and August 31, 2016	12	12
Paid-in capital	10,132	10,111
Employee stock loan receivable	-	(1)
Retained earnings	28,332	27,684
Accumulated other comprehensive (loss) income	(3,810)	(2,992)
Treasury stock, at cost; 93,413,482 shares at November 30, 2016 and 89,527,027 at August 31, 2016	(5,341)	(4,934)
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	29,325	29,880
Noncontrolling interests	367	401
Total Equity	29,692	30,281
Total Liabilities and Equity	$71,912	$72,688

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the three months ended November 30, 2016
(In millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interests	Total Equity
August 31, 2016	1,082,986,591	$12	$(4,934)	$10,111	$(1)	$(2,992)	$27,684	$401	$30,281
Net earnings	-	-	-	-	-	-	1,054	13	1,067
Other comprehensive income (loss), net of tax	-	-	-	-	-	(818)	-	(47)	(865)
Dividends declared ($0.375 per share)	-	-	-	-	-	-	(406)	-	(406)
Treasury stock purchases	(5,600,000)	-	(457)	-	-	-	-	-	(457)
Employee stock purchase and option plans	1,713,545	-	50	(5)	1	-	-	-	46
Stock-based compensation	-	-	-	26	-	-	-	-	26
November 30, 2016	1,079,100,136	$12	$(5,341)	$10,132	$-	$(3,810)	$28,332	$367	$29,692

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended November 30,
	2016	2015

Sales	$28,501	$29,033
Cost of sales	21,385	21,614
Gross Profit	7,116	7,419

Selling, general and administrative expenses	5,686	5,951
Equity earnings in AmerisourceBergen	17	-
Operating Income	1,447	1,468

Other income (expense)	1	(57)
Earnings Before Interest and Income Tax Provision	1,448	1,411

Interest expense, net	173	138
Earnings Before Income Tax Provision	1,275	1,273
Income tax provision	220	167
Post tax earnings from other equity method investments	12	11
Net Earnings	1,067	1,117
Net earnings attributable to noncontrolling interests	13	7
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	$1,054	$1,110

Net earnings per common share:
Basic	$0.97	$1.02
Diluted	$0.97	$1.01

Dividends declared per share	$0.375	$0.360

Weighted average common shares outstanding:
Basic	1,082.1	1,089.0
Diluted	1,088.3	1,098.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2016	2015
Comprehensive Income

Net Earnings	$1,067	$1,117

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(9)	3
Unrealized gain on cash flow hedges	1	1
Unrecognized (loss) gain on available-for-sale investments	(1)	1
Share of other comprehensive (loss) income of equity method investments	(1)	-
Currency translation adjustments	(855)	(450)
Total Other Comprehensive Income (Loss)	(865)	(445)
Total Comprehensive Income	202	672

Comprehensive (loss) income attributable to noncontrolling interests	(34)	6
Comprehensive Income Attributable to Walgreens Boots Alliance, Inc.	$236	$666

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2016	2015

Cash Flows from Operating Activities:
Net earnings	$1,067	$1,117
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	419	382
Change in fair value of warrants and related amortization	-	57
Deferred income taxes	(61)	(158)
Stock compensation expense	26	31
Equity earnings from equity method investments	(29)	(11)
Other	81	115
Changes in operating assets and liabilities:
Accounts receivable, net	(259)	(166)
Inventories	(1,330)	(1,306)
Other current assets	(109)	(38)
Trade accounts payable	884	740
Accrued expenses and other liabilities	(378)	(329)
Income taxes	217	231
Other non-current assets and liabilities	(3)	67
Net cash provided by operating activities	525	732

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(378)	(340)
Proceeds from sale leaseback transactions	436	54
Proceeds from sale of businesses	-	43
Proceeds from sale of other assets	26	40
Business and intangible asset acquisitions, net of cash received	(15)	(72)
Other	20	4
Net cash provided by (used) for investing activities	89	(271)

Cash Flows from Financing Activities:
Proceeds and payments from short-term borrowings, net	49	52
Payments of long-term debt	(4)	(41)
Stock purchases	(457)	(529)
Proceeds related to employee stock plans	41	71
Cash dividends paid	(406)	(393)
Other	(1)	(13)
Net cash used for financing activities	(778)	(853)

Effect of exchange rate changes on cash and cash equivalents	(45)	(38)

Changes in Cash and Cash Equivalents:
Net decrease in cash and cash equivalents	(209)	(430)
Cash and cash equivalents at beginning of period	9,807	3,000
Cash and cash equivalents at end of period	$9,598	$2,570

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting Policies
Basis of Presentation
The Consolidated Condensed Financial Statements of Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The Consolidated Condensed Financial Statements include all subsidiaries in which the Company holds a controlling interest. Investments in less than majority-owned subsidiaries in which the Company does not have a controlling interest, but does have significant influence, are accounted for as equity method investments. All intercompany transactions have been eliminated.

The Consolidated Condensed Balance Sheet as of November 30, 2016, the Consolidated Condensed Statement of Equity for the three months ended November 30, 2016, and the Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Income and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2016 and 2015 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

In the opinion of the Company, the unaudited Consolidated Condensed Financial Statements for the interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. The influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms and other factors on the Company’s operations, net earnings for any period may not be comparable to the same period in previous years. With respect to the Company’s Retail Pharmacy USA segment, the positive impact on gross margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion.” In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on the Company’s Retail Pharmacy USA segment’s sales, gross margins and gross profit dollars making the Company’s operations or net earnings for any period incomparable.

To improve comparability, certain classification changes were made to the prior period to conform to current year classifications. These reclassifications were made in the fourth quarter of fiscal 2016.

Note 2. Restructuring
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implemented and built on the cost-reduction initiative previously announced by the Company on August 6, 2014 and included plans to close stores across the U.S.; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on the Retail Pharmacy USA segment. From inception through November 30, 2016, the Company incurred pre-tax charges of $1.0 billion ($496 million related to asset impairment charges, $302 million in real estate costs and $249 million in severance and other business transition and exit costs) related to the Cost Transformation Program. All charges related to the Cost Transformation Program have been recorded within selling, general and administrative expenses. Restructuring charges are recognized as the costs are incurred in accordance with GAAP.

Restructuring costs by segment are as follows (in millions):

Three Months Ended November 30, 2016	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$46	$2	$-	$48
Real estate costs	9	-	-	9
Severance and other business transition and exit costs	17	4	3	24
Total restructuring costs	$72	$6	$3	$81

Three Months Ended November 30, 2015
Asset impairments	$25	$-	$-	$25
Real estate costs	52	-	-	52
Severance and other business transition and exit costs	8	5	-	13
Total restructuring costs	$85	$5	$-	$90

The changes in Accrued expenses related to Cost Transformation include the following (in millions):

	Asset Impairments	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2016	$-	$248	$27	$275
Costs incurred, net of expected sublease income	48	9	24	81
Payments	-	(12)	(22)	(34)
Other - non cash	(48)	-	-	(48)
Currency translation adjustments	-	-	(2)	(2)
Balance at November 30, 2016	$-	$245	$27	$272

Note 3. Operating Leases
Initial lease term for premises in the U.S. is typically 15 to 25 years, followed by additional terms containing renewal options at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options. The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. The Company recognizes rent expense on a straight-line basis over the term of the lease. In addition to minimum fixed rentals, some leases provide for contingent rentals based upon a portion of sales.

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. The Company has entered into several sale-leaseback transactions. For the three months ended November 30, 2016 and November 30, 2015, the Company recorded proceeds from sale-leaseback transactions of $436 million and $54 million, respectively. The Company has determined they no longer have continuing involvement related to these transactions and in accordance with the accounting standards related to sale-leaseback transactions has recognized any loss on sale immediately, any gain on sale was deferred and amortized over the life of the lease.  Gains and losses are recorded within selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. During the three months ended November 30, 2016, the Company recorded charges of $17 million for facilities that were closed or relocated under long-term leases, including stores closed through the Company’s restructuring activities. This compares to $66 million for the three months ended November 30, 2015. These charges are reported in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	For the three months ended November 30,	For the twelve months ended August 31,
	2016	2016
Balance at beginning of period	$466	$446
Provision for present value of non-cancellable lease payments on closed facilities	13	134
Assumptions about future sublease income, terminations and changes in interest rates	(1)	(34)
Interest accretion	5	27
Cash payments, net of sublease income	(27)	(107)
Balance at end of period	$456	$466

As of November 30, 2016, the Company remains secondarily liable on 72 leases. The maximum potential undiscounted future payments are $334 million at November 30, 2016.

Note 4. Equity Method Investments
Equity method investments as of November 30, 2016 and August 31, 2016, are as follows (in millions, except percentages):

	November 30, 2016		August 31, 2016
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
AmerisourceBergen	$4,968	26%	$4,964	24%
Others	1,168	12% - 50%	1,210	12% - 50%
Total	$6,136		$6,174

AmerisourceBergen Investment
As of November 30, 2016 and August 31, 2016, the Company owned 56,854,867 AmerisourceBergen Corporation (“AmerisourceBergen”) common shares, representing approximately 26% and 24% of the outstanding AmerisourceBergen common stock, respectively. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen is reported as a separate line in the Consolidated Condensed Statements of Earnings. The level 1 fair market value of the Company's equity investment in AmerisourceBergen common stock at November 30, 2016 is $4.4 billion.

The Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other Investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; and the equity method investment retained through the sale of a majority interest in Option Care Inc. in fiscal 2015. The Company reported $12 million and $11 million of post-tax equity earnings from equity method investments other than AmerisourceBergen for the three months ended November 30, 2016 and November 30, 2015, respectively.

Note 5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2016	$9,036	$3,369	$3,122	$15,527
Currency translation adjustments	-	(160)	(164)	(324)
November 30, 2016	$9,036	$3,209	$2,958	$15,203

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	November 30, 2016	August 31, 2016
Gross Amortizable Intangible Assets
Customer relationships and loyalty card holders	$1,765	$1,867
Purchased prescription files	939	932
Favorable lease interests and non-compete agreements	572	619
Trade names and trademarks	508	532
Purchasing and payer contracts	94	94
Total gross amortizable intangible assets	3,878	4,044

Accumulated amortization
Customer relationships and loyalty card holders	$295	$275
Purchased prescription files	625	600
Favorable lease interests and non-compete agreements	358	388
Trade names and trademarks	115	105
Purchasing and payer contracts	72	71
Total accumulated amortization	1,465	1,439
Total amortizable intangible assets, net	$2,413	$2,605

Indefinite lived Intangible Assets
Trade names and trademarks	$5,326	$5,604
Pharmacy licenses	1,989	2,093
Total indefinite lived intangible assets	$7,315	$7,697

Total intangible assets, net	$9,728	$10,302

Amortization expense for intangible assets was $95 million and $92 million for the three months ended November 30, 2016 and November 30, 2015, respectively.

Estimated annual amortization expense for intangible assets recorded at November 30, 2016 is as follows (in millions):

	2017	2018	2019	2020	2021
Estimated annual amortization expense	$346	$311	$285	$225	$186

Note 6. Borrowings
Borrowings consist of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted)

	November 30, 2016	August 31, 2016
Short-Term Borrowings(1)
1.750% unsecured notes due 2017(5)(7)	$748	$-
Unsecured Pound Sterling variable rate term loan due 2019	68	63
Other(2)	279	260
Total short-term borrowings	$1,095	$323

Long-Term Debt(1)
Unsecured Pound Sterling variable rate term loan due 2019	$1,735	$1,833
$6 Billion Note Issuance(5)(7)
1.750% unsecured notes due 2018	1,247	1,246
2.600% unsecured notes due 2021	1,493	1,493
3.100% unsecured notes due 2023	745	744
3.450% unsecured notes due 2026	1,886	1,885
4.650% unsecured notes due 2046	590	590
$8 Billion Note Issuance(5)(7)
1.750% unsecured notes due 2017	-	746
2.700% unsecured notes due 2019	1,245	1,244
3.300% unsecured notes due 2021	1,242	1,242
3.800% unsecured notes due 2024	1,987	1,987
4.500% unsecured notes due 2034	494	494
4.800% unsecured notes due 2044	1,492	1,492
£700 Million Note Issuance(1)(5)(7)
2.875% unsecured Pound Sterling notes due 2020	495	521
3.600% unsecured Pound Sterling notes due 2025	371	391
€750 Million Note Issuance(1)(5)(7)
2.125% unsecured Euro notes due 2026	790	830
$4 Billion Note Issuance(6)(7)
3.100% unsecured notes due 2022	1,194	1,194
4.400% unsecured notes due 2042	492	492
$1 Billion Note Issuance(6)(7)
5.250% unsecured notes due 2019(3)	249	249
Other(4)	30	32
Total long-term debt, less current portion	$17,777	$18,705

(1)
All notes are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated borrowings have been translated using the spot rates at November 30, 2016 and August 31, 2016, respectively.

(2)	Other short-term borrowings represent a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various foreign currencies.
(3)	Includes interest rate swap fair market value adjustments. See Note 8, Fair Value Measurements for additional fair value disclosures.
(4)	Other long-term debt represents a mix of fixed and variable rate borrowings in various foreign currencies with various maturities.
(5)
Notes are unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding.

(6)
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

(7)
The fair value & carrying value of the $6 billion, $8 billion, £0.7 billion, €0.75 billion, $4 billion and $1 billion note issuances as of November 30, 2016 was $5.9 billion & $6.0 billion, $7.3 billion & $7.2 billion, $0.9 billion & $0.9 billion, $0.8 billion & $0.8 billion, $1.7 billion & $1.7 billion and $0.3 billion & $0.2 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the November 30, 2016 spot rate, as applicable.

$6.0 Billion Note Issuance
On June 1, 2016, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and offering expenses) of $6.0 billion from a public offering of five series of U.S. dollar notes with varying maturities and interest rates. Total issuance costs relating to the notes, including underwriting discounts and offering expenses, were $30 million. In the event that the merger contemplated by the Agreement and Plan of Merger dated as of October 27, 2015 among the Company, Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Agreement”) is not consummated on or prior to June 1, 2017 (the first anniversary of the issuance date of the notes) or if the Merger Agreement is terminated at any time on or prior to June 1, 2017, then Walgreens Boots Alliance will be required to redeem the notes due 2018, the notes due 2021 and the notes due 2023 (but not the notes due 2026 or notes due 2046) on the date described in the applicable note at a redemption price equal to 101% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest from and including the date of initial issuance, or the most recent date to which interest has been paid, whichever is later, to, but excluding, the date of redemption.

The notes issued on June 1, 2016 contain redemption terms which allow or require the Company to redeem the notes at defined redemption prices plus accrued and unpaid interest at redemption dates set forth in the applicable series of notes. Interest on the notes issued on June 1, 2016 is payable semi-annually.

Bridge Credit Agreement, 2015 Term Loan Credit Agreement and 2016 Term Loan Credit Agreement
On October 27, 2015, in connection with the pending acquisition of Rite Aid Corporation (the “Acquisition”), the Company entered into a $12.8 billion bridge credit facility commitment letter (as amended and restated, the “Bridge Commitment Letter”).

On December 18, 2015, the Company entered into a Bridge Term Loan Credit Agreement with the lender party thereto (as amended, the “Bridge Credit Agreement”) and a Term Loan Credit Agreement with the lenders party thereto (as amended, the “2015 Term Loan Credit Agreement”). The Bridge Commitment Letter and the commitments contemplated thereby terminated upon the Company entering into the Bridge Credit Agreement and the 2015 Term Loan Credit Agreement. The Bridge Credit Agreement is a 364-day unsecured bridge term loan facility and had initial aggregate commitments of $7.8 billion, which may be increased by the Company prior to the funding of the loans thereunder by up to $2.0 billion in certain circumstances. As a result of the issuance of the notes and receipt of proceeds therefrom on June 1, 2016 as described above and the entry into the term loan credit agreement on August 30, 2016 as described below, the Company reduced the commitment under the Bridge Credit Agreement by approximately $6.0 billion and $1 billion, respectively, to approximately $0.8 billion. The Company can extend up to $3.0 billion of the loans under the Bridge Credit Agreement for an additional 90-day period if desired. The 2015 Term Loan Credit Agreement is a $5.0 billion unsecured term loan facility comprising two tranches with maturities three and five years following the funding date or, if earlier, three and five years after October 27, 2016.

On August 30, 2016, the Company entered into a $1.0 billion senior unsecured term loan facility with the lender party thereto (the “2016 Term Loan Credit Agreement”, and together with the Bridge Term Loan Credit Agreement and the 2015 Term Loan Credit agreement the “Credit Agreements”) comprising two tranches with maturities on March 30, 2017 and one year after the funding date, respectively.

Walgreens Boots Alliance will be the borrower under each of the Credit Agreements. The obligations of the lenders party to each of the Credit Agreements become effective upon the date of closing of the transactions contemplated by the Merger Agreement. The ability of the Company to request the funding of loans under each Credit Agreement is subject to the satisfaction (or waiver) of certain conditions set forth therein and will terminate upon the occurrence of certain events set forth therein. Commitments to provide loans under the Credit Agreements will expire on January 27, 2017 unless mutually extended by the parties. As of November 30, 2016, there were no borrowings under any of the Credit Agreements.

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

Other Borrowings
The Company periodically borrows under its commercial paper program. There were no commercial paper borrowings outstanding as of November 30, 2016 or August 31, 2016, respectively. The Company had no activity under its commercial paper program for the three months ended November 30, 2016. The Company had average daily short-term borrowings of $14 million of commercial paper outstanding at a weighted average interest rate of 0.66% for the twelve month period ended August 31, 2016.

Note 7. Financial Instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of November 30, 2016 and August 31, 2016 are as follows (in millions):

	November 30, 2016		August 31, 2016
	Notional(1)	Fair Value	Notional(1)	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$250	$-	$250	$3	Other non-current assets
Derivatives not designated as hedges:
Foreign currency forwards	786	11	1,177	16	Other current assets
Foreign currency forwards	304	2	41	-	Other current liabilities
Basis swaps	2	1	2	1	Other current liabilities

(1)	Amounts are presented in U.S. dollar equivalents, as applicable.

The Company uses interest rate swaps to manage the interest rate exposure associated with some of its fixed-rate borrowings and designates them as fair value hedges. The Company uses forward starting interest rate swaps to hedge its interest rate exposure of some of its anticipated debt issuances.

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

Fair Value Hedges
The Company holds interest rate swaps converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread. All swap termination dates coincide with the notes maturity date, January 15, 2019. These swaps were designated as fair value hedges.

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk were not material.

The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in long-term debt on the Consolidated Condensed Balance Sheets (see Note 6, Borrowings). At November 30, 2016 and August 31, 2016, the cumulative fair value adjustments resulted in an increase in long-term debt of $1 million and $2 million, respectively. No material gains or losses were recorded from ineffectiveness during the three months ended November 30, 2016.

Derivatives not Designated as Hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The gains and (losses) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three Months Ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2016	2015
Foreign currency forwards	Selling, general and administrative expense	$50	$(2)
Foreign currency forwards	Other income (expense)	$1	$-

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

Note 8. Fair Value Measurements
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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	November 30, 2016	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$174	$174	$-	$-
Money market funds (2)	8,624	8,624	-	-
Available-for-sale investments (3)	28	28	-	-
Foreign currency forwards (5)	11	-	11	-
Liabilities:
Foreign currency forwards (5)	2	-	2	-
Basis swaps (5)	1	-	1	-

	August 31, 2016	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$185	$185	$-	$-
Money market funds (2)	9,133	9,133	-	-
Available-for-sale investments (3)	32	32	-	-
Interest rate swaps (4)	3	-	3	-
Foreign currency forwards (5)	16	-	16	-
Liabilities:
Basis swaps (5)	1	-	1	-

(1)	Restricted cash consists of deposits restricted under agency agreements and cash restricted by law and other obligations.
(2)	Money market funds are valued at the closing price reported by the fund sponsor.
(3)	Fair values of quoted investments are based on current bid prices as of the balance sheet dates.
(4)
The fair value of interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 7, Financial Instruments for additional information.

(5)
The fair value of basis swaps and forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.

There were no transfers between levels for the three months ended November 30, 2016.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the consolidated financial statements. Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as Level 1. See Note 6, Borrowings for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

Note 9. Commitments and Contingencies
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

On a quarterly basis, the Company assesses its liabilities and contingencies for outstanding legal proceedings and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is probable that a loss will be incurred and that the amount of such loss can be reasonably estimated. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s consolidated financial statements in a future fiscal period. Management’s assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company which are not presently known. Adverse rulings or determinations by judges, juries, governmental authorities or other parties could also result in changes to management’s assessment of current liabilities and contingencies. Accordingly, the ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved.

On December 5 and 12, 2014, putative shareholders filed class actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors, Walgreen Co., and Walgreens Boots Alliance, Inc. arising out of the Company’s definitive proxy statement/prospectus filed with the SEC in connection with the special meeting of Walgreens shareholders on December 29, 2014. The actions asserted claims that the definitive proxy statement/prospectus was false or misleading in various respects. On December 23, 2014, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Walgreens entered into a memorandum of understanding with the plaintiffs in both actions, pursuant to which Walgreens made certain supplemental disclosures. The proposed settlement was subject to, among other things, court approval. On July 8, 2015, the Court preliminarily approved the settlement, and on November 20, 2015, the Court entered an order of final approval of the settlement. On December 17, 2015, a purported class member who had objected to the settlement appealed the Court’s order. The appeal was docketed with the United States Court of Appeals for the Seventh Circuit. Oral argument was held on June 2, 2016. On August 10, 2016, the Seventh Circuit issued an order reversing the district court’s judgment approving the settlement and remanding the case for further proceedings. On December 8, 2016, plaintiffs voluntarily dismissed the consolidated actions without prejudice.

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed an amended complaint on August 17, 2015, and defendants moved to dismiss the amended complaint on October 16, 2015. Lead plaintiff filed a response to the motion to dismiss on December 22, 2015, and defendants filed a reply in support of the motion on February 5, 2016. On September 30, 2016, the Court issued an order granting in part and denying in part Walgreen Co.’s motion to dismiss. Defendants filed their answer to the amended complaint on November 4, 2016.

As of November 30, 2016, the Company was aware of ten putative class action lawsuits (the “Rite Aid actions”) filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the Merger Agreement (the “Rite Aid Transactions”). Eight of the Rite Aid actions were filed in the Court of Chancery of the State of Delaware (the “Delaware actions”), one Rite Aid action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one Rite Aid action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Delaware actions and the Pennsylvania action primarily alleged that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger; and also allege that Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. The federal action alleges, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The Delaware actions were consolidated, and plaintiffs filed a motion for expedited proceedings and a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote on the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the same Rite Aid shareholder vote. All such motions were denied, and the Rite Aid shareholders approved the Rite Aid Transactions at a special meeting on February 4, 2016. On April 15, 2016, the plaintiffs in the Delaware actions agreed to a settlement in principle related to this matter for an immaterial amount. In the federal action, plaintiffs agreed to stay the litigation until after the Rite Aid Transactions have closed.

Note 10. Retirement Benefits
The Company sponsors several retirement plans, including defined benefit plans, defined contribution plans and a postretirement health plan.

Effective September 1, 2016, for UK and U.S. benefit plans previously using the yield curve approach to establish discount rates, the Company changed the method used to calculate the service cost and interest cost components of net periodic benefit costs for pension and postretirement benefit plans and will measure these costs by applying the specific spot rates along the yield curve to the plans’ projected cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and the corresponding spot yield curve rates. The change does not affect the measurement of the Company’s pension and other postretirement benefit obligations for those plans and is accounted for as a change in accounting estimate, which is applied prospectively.

Defined Benefit Pension Plans (non-U.S. plans)
The Company has various defined benefit pension plans outside the United States.  The principal defined benefit pension plan is the Boots Pension Plan, which covers certain employees in the United Kingdom (the “Boots Plan”). The Boots Plan is a funded final salary defined benefit plan providing pensions and death benefits to members. The Boots Plan was closed to future accrual effective July 1, 2010, with pensions calculated based on salaries up until that date. The Boots Plan is governed by a trustee board, which is independent of the Company. The plan is subject to a full funding actuarial valuation on a triennial basis.

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Three Months Ended November 30,
	2016	2015
Service costs	$2	$1
Interest costs	43	81
Expected returns on plan assets	(37)	(65)
Total net periodic pension costs	$8	$17

The Company made cash contributions to its defined benefit pension plans of $8 million for the three months ended November 30, 2016, which primarily related to committed funded payments. The Company plans to contribute an additional $62 million to its defined benefit pension plans in fiscal 2017.

Defined Contribution Plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution, which has historically related to adjusted FIFO earnings before interest and taxes and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Walgreens Boots Alliance Board of Directors (or Compensation Committee thereof). The profit-sharing provision was an expense of $57 million for the three months ended November 30, 2016 compared to expense of  $58 million in the three months ended November 30, 2015.

The Company also has other contract based defined contribution arrangements, including the Alliance Healthcare & Boots Retirement Savings Plan, to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2016 was $28 million compared to a cost of $35 million in the three months ended November 30, 2015.

Postretirement Healthcare Plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee.

Note 11. Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 4.0 million outstanding options to purchase common shares that were anti-dilutive and excluded from the first quarter earnings per share calculation as of November 30, 2016 compared to 1.1 million as of November 30, 2015.

Note 12. Depreciation and Amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three Months Ended November 30,
	2016	2015
Depreciation expense	$335	$298
Intangible asset and other amortization	84	84
Total depreciation and amortization expense	$419	$382

Note 13. Supplemental Cash Flow Disclosures
Interest paid was $246 million and $250 million for the three months ended November 30, 2016 and November 30, 2015, respectively. Cash paid for income taxes was $63 million and $50 million in the three months ended November 30, 2016 and November 30, 2015, respectively.

Note 14. Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three months ended November 30, 2016 and November 30, 2015 (in millions):

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2016	$(212)	$2	$(37)	$(1)	$(2,744)	$(2,992)
Other comprehensive income (loss)	(11)	(1)	1	(1)	(808)	(820)
Tax benefit	2	-	-	-	-	2
Net other comprehensive income (loss)	(9)	(1)	1	(1)	(808)	(818)
Balance at November 30, 2016	$(221)	$1	$(36)	$(2)	$(3,552)	$(3,810)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2015	$29	$259	$(40)	$-	$(462)	$(214)
Other comprehensive income (loss) before reclassification adjustments	3	(5)	-	-	(449)	(451)
Amounts reclassified from accumulated OCI	-	-	1	-	-	1
Tax benefit	-	6	-	-	-	6
Net other comprehensive income (loss)	3	1	1	-	(449)	(444)
Balance at November 30, 2015	$32	$260	$(39)	$-	$(911)	$(658)

Note 15. Segment Reporting
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

•
The Retail Pharmacy USA segment consists of retail drugstores and convenient care clinics and the provision of specialty pharmacy services. Revenues for the segment are principally derived from the sale of prescription drugs and a wide assortment of general merchandise, including non-prescription drugs, beauty products, photo finishing, seasonal merchandise, greeting cards and convenience foods.

•
The Retail Pharmacy International segment consists primarily of pharmacy-led health and beauty stores and optical practices. Stores are located in the United Kingdom, Mexico, Chile, Thailand, Norway, the Republic of Ireland, the Netherlands and Lithuania. Revenues for the segment are principally derived from the sale of prescription drugs and retail health, beauty, toiletries and other consumer products.

•
The Pharmaceutical Wholesale segment consists of pharmaceutical wholesaling and distribution businesses and an equity method investment in AmerisourceBergen reported on a two-month lag. Wholesale operations are located in France, the United Kingdom, Germany, Turkey, Spain, the Netherlands, Egypt, Norway, Romania, Czech Republic and Lithuania. Revenues for the segment are principally derived from wholesaling and distribution of a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, health and beauty products, home healthcare supplies and equipment, and related services to pharmacies and other healthcare providers.

Results for each reportable segment include the allocation of procurement rebates and corporate-related overhead costs. The “Eliminations” column includes intersegment sales and the profit on these intersegment sales to the extent the inventory has not been subsequently sold externally.

To improve comparability, certain classification changes were made to prior period Sales, Cost of sales and Selling, general and administrative expenses. These changes had no impact on Operating Income. The reclassifications were made in the fourth quarter of fiscal 2016.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three Months Ended November 30, 2016
Sales to external customers	$20,659	$2,962	$4,880	$-	$28,501
Intersegment sales	-	-	537	(537)	-
Sales	$20,659	$2,962	$5,417	$(537)	$28,501

Adjusted Operating Income	$1,289	$213	$224	$-	$1,726

Three Months Ended November 30, 2015
Sales to external customers	$20,370	$3,459	$5,204	$-	$29,033
Intersegment sales	-	-	592	(592)	-
Sales	$20,370	$3,459	$5,796	$(592)	$29,033

Adjusted Operating Income	$1,243	$315	$166	$(5)	$1,719

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three Months Ended November 30, 2016
Adjusted Operating Income	$1,289	$213	$224	$-	$1,726
Acquisition-related amortization					(82)
Cost transformation					(81)
LIFO provision					(58)
Adjustments to equity earnings in AmerisourceBergen					(41)
Acquisition-related costs					(17)
Operating Income					$1,447

Three Months Ended November 30, 2015
Adjusted Operating Income	$1,243	$315	$166	$(5)	$1,719
Acquisition-related amortization					(81)
Cost transformation					(90)
LIFO provision					(46)
Acquisition-related costs					(34)
Operating Income					$1,468

Note 16. Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on our consolidated statement of cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) Interests Held through Related Parties That Are under Common Control. This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. This ASU is effective for fiscal years beginning after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. Topic 740, Income Taxes, prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this ASU require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this Update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on our consolidated statement of cash flows.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the employee share-based payment accounting of stock compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term must be applied prospectively. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement must be applied retrospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU is effective for annual periods after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this guidance in the current period on a prospective basis, and the adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.

In March 2016, the FASB issued ASU 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU addresses diversity in practice related to the de-recognition of a prepaid store-value product liability. The ASU amends the guidance on extinguishing financial liabilities for certain prepaid store-value products. If an entity selling prepaid store-value products expects to be entitled to an amount that will not be redeemed, the entity will recognize the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable that a significant reversal of the breakage amount will not subsequently occur. The ASU is effective for annual periods beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted, including adoption before the effective date of ASU 2015-14, Revenue from Contracts with Customers (described below). The amendments in this ASU should be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. The Company is currently evaluating the effect the ASU will have on its consolidated financial statements.

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

Note 17. Related Parties
The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations.

Related party transactions (in millions):

	Three Months Ended
	November 30, 2016	November 30, 2015
Purchases, net	$10,636	$10,323

	November 30, 2016	August 31, 2016
Trade accounts payable, net	$3,627	$3,456

Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Note 18. Subsequent Events
On December 20, 2016, the Company and Rite Aid announced that they have entered into an agreement to sell 865 Rite Aid stores and certain assets related to store operations to Fred’s, Inc. (“Fred’s”) for $950 million in an all-cash transaction. The transaction is subject to Federal Trade Commission (“FTC”) approval, the approval and completion of the pending acquisition of Rite Aid by Walgreens Boots Alliance pursuant to the Merger Agreement, and other customary closing conditions. If the FTC requires divestiture of more than the 865 Rite Aid stores currently contemplated by the purchase agreement and the Company agrees to sell such stores, the purchase agreement requires Fred’s to purchase such additional stores.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” and in Item 1A “Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2016. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments:
•	Retail Pharmacy USA;
•	Retail Pharmacy International; and
•	Pharmaceutical Wholesale

See Note 15, Segment Reporting for further information.

On October 27, 2015, Walgreens Boots Alliance entered into an Agreement and Plan of Merger with Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of Walgreens Boots Alliance (the “Merger Agreement”), pursuant to which we agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,547 stores in 31 states and the District of Columbia as of November 26, 2016. The Company is working toward a close of the acquisition in the early part of this calendar year. The transaction is subject to the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

On December 20, 2016, Walgreens Boots Alliance and Rite Aid announced that they have entered into an agreement to sell 865 Rite Aid stores and certain assets related to store operations to Fred’s, Inc. (“Fred’s”) for $950 million in an all-cash transaction. The transaction is subject to Federal Trade Commission (“FTC”) approval, the approval and completion of the pending acquisition of Rite Aid by Walgreens Boots Alliance pursuant to the Merger Agreement, and other customary closing conditions. If the FTC requires divestiture of more than the 865 Rite Aid stores currently contemplated by the purchase agreement and Walgreens Boots Alliance agrees to sell such stores, the purchase agreement requires Fred’s to purchase such additional stores.

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
As of November 30, 2016 we owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. As of November 30, 2016, we can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

Effective March 18, 2016, we accounted for our investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to our investment being classified within the operating income of our Pharmaceutical Wholesale segment. See Note 4, Equity Method Investments, to the Consolidated Condensed Financial Statements included herein for further information.

RESTRUCTURING PROGRAMS
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implements and builds on the planned three-year, $1.0 billion cost-reduction initiative previously announced by Walgreens on August 6, 2014 and includes a number of elements designed to help achieve profitable growth through increased cost efficiencies. We identified additional opportunities for cost savings that increased the total expected cost savings of the Cost Transformation Program by $500 million to a targeted $1.5 billion by the end of fiscal 2017. Significant areas of focus include plans to close approximately 200 stores across the U.S.; reorganize divisional and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on our Retail Pharmacy USA segment, and are expected to be substantially completed by the end of fiscal 2017.

As of the date of this report, the Company estimates that the Cost Transformation Program will recognize cumulative pre-tax charges to our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”) of between $1.3 billion and $1.5 billion, including costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. We estimate that approximately 60% of the cumulative pre-tax charges will result in cash expenditures over time, primarily related to historical and future lease and other real estate payments and employee separation costs. See Note 2, Restructuring, to the Consolidated Condensed Financial Statements for additional information.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary Note Regarding Forward-Looking Statements” below.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the three months ended November 30, 2016 and 2015, respectively.

	(in millions, except per share amounts)
	Three Months Ended November 30,
	2016	2015
Sales	$28,501	$29,033
Gross Profit	7,116	7,419
Selling, general and administrative expenses	5,686	5,951
Operating Income	1,447	1,468
Adjusted Operating Income (Non-GAAP measure)(1)	1,726	1,719
Earnings Before Interest and Income Tax Provision	1,448	1,411
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	1,054	1,110
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(1)	1,201	1,132
Net earnings per common share – diluted	0.97	1.01
Adjusted net earnings per common share – diluted (Non-GAAP measure)(1)	1.10	1.03

	Percentage Increases (Decreases)
	Three Months Ended November 30,
	2016	2015(2)
Sales	(1.8)	48.5
Gross Profit	(4.1)	40.1
Selling, general and administrative expenses	(4.5)	33.6
Operating Income	(1.4)	39.3
Adjusted Operating Income (Non-GAAP measure)(1)	0.4	53.8
Earnings Before Interest and Income Tax Provision	2.6	12.6
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	(5.0)	30.6
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)(1)	6.1	51.1
Net earnings per common share – diluted	(4.0)	13.5
Adjusted net earnings per common share – diluted (Non-GAAP measure)(1)	6.8	32.1

	Percent to Sales
	Three Months Ended November 30,
	2016	2015
Gross Margin	25.0	25.6
Selling, general and administrative expenses	20.0	20.5

(1) See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).
(2) The completion of the Second Step Transaction on December 31, 2014 means that the results for the three months period ended November 30, 2015 include the results of Alliance Boots on a fully consolidated basis, while the three months period ended November 30, 2014 includes the results of Alliance Boots using the equity method of accounting.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
Net earnings attributable to Walgreens Boots Alliance decreased 5.0 percent to $1.1 billion, while diluted net earnings per share decreased 4.0 percent to $0.97 compared with the prior year period. The decreases primarily reflect the reduced impact of UK tax rate changes.

Other income (expense) for the three months ended November 30, 2016 was income of $1 million as compared to an expense of $57 million in the comparable prior year period, reflecting the decrease in the fair value of the AmerisourceBergen warrants during the year-ago quarter.

Interest was a net expense of $173 million and $138 million in the three months ended November 30, 2016 and November 30, 2015, respectively. The increase reflects the interest expense associated with the debt financing for the pending acquisition of Rite Aid.

The effective tax rate for the three months ended November 30, 2016 was 17.3% compared to 13.1% for the three months ended November 30, 2015. The increase in the effective tax rate year-over-year is primarily attributable to a lower estimated annual tax rate being more than offset by reduced net discrete tax benefits. The lower estimated annual tax rate is mostly a result of forecast changes in the geographic mix of our pretax earnings, and increased benefits associated with the US taxation of our non-US operations. During the three months ended November 30, 2015, we recognized discrete tax benefits of $178 million related to the deferred tax impact of tax rate changes enacted in the United Kingdom. Meanwhile, for the three months ended November 30, 2016, the deferred tax benefit of tax rate changes enacted in the United Kingdom was $77 million.

Walgreens Boots Alliance Adjusted Diluted Net Earnings Per Share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance in the three months ended November 30, 2016 increased 6.1 percent to $1.2 billion compared with the prior year period. Adjusted diluted net earnings per share in the current period increased 6.8 percent to $1.10 compared with the prior year period.

The increase in adjusted net earnings and adjusted diluted net earnings per share for the three months ended November 30, 2016 was primarily attributable to a reduced income tax provision, which resulted mostly from a lower estimated annual tax rate stemming from forecast changes in the geographic mix of our pretax earnings and benefits related to the US taxation of non-US operations.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA

	(in millions, except location amounts)
	Three Months Ended November 30,
	2016	2015
Sales	$20,659	$20,370
Gross Profit	5,439	5,445
Selling, general and administrative expenses	4,334	4,417
Operating Income	1,105	1,028
Adjusted Operating Income (Non-GAAP measure)(1)	1,289	1,243

Number of Prescriptions(2)	187.2	186.0
30-Day Equivalent Prescriptions(2)(3)	237.6	230.7
Number of Locations at period end	8,185	8,192

	Percentage Increases (Decreases)
	Three Months Ended November 30,
	2016	2015
Sales	1.4	4.2
Gross Profit	(0.1)	2.8
Selling, general and administrative expenses	(1.9)	(0.9)
Operating Income	7.5	(2.5)
Adjusted Operating Income (Non-GAAP measure)(1)	3.7	11.2
Comparable Store Sales(4)	1.1	5.8
Pharmacy Sales	2.5	6.7
Comparable Pharmacy Sales(4)	2.0	9.3
Retail Sales	(0.9)	(0.9)
Comparable Retail Sales(4)	(0.5)	(0.6)
Comparable Number of Prescriptions(2)(4)	1.0	3.4
Comparable 30-Day Equivalent Prescriptions(2)(3)(4)	3.4	4.7

	Percent to Sales
	Three Months Ended November 30,
	2016	2015
Gross Margin	26.3	26.7
Selling, general and administrative expenses	21.0	21.7

(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
(2)	Includes immunizations.
(3)
Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(4)
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or subject to a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the industries in which we operate. As a result, our method of calculating comparable sales may not be the same as other companies’ methods.

Sales for the Three Months Ended November 30, 2016 and 2015
The Retail Pharmacy USA division’s sales for the three months ended November 30, 2016 increased by 1.4% to $20.7 billion. Sales in comparable stores increased 1.1% compared with the same quarter a year ago.

Pharmacy sales, which accounted for 69.1% of the division’s sales in the quarter, increased 2.5% compared with the year-ago quarter. In the comparable prior year period, pharmacy sales were up 6.7% and represented 68.4% of the division’s sales. Comparable pharmacy sales increased 2.0% for the three months ended November 30, 2016 compared to an increase of 9.3% in the comparable prior year period. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.2% in the three months ended November 30, 2016 versus a reduction of 2.5% in the comparable prior year period. On total division sales, this effect was a reduction of 1.3% for the three months ended November 30, 2016 compared to a reduction of 1.5% for the comparable prior year period. The total number of prescriptions (including immunizations) filled for the first three months ended November 30, 2016 were 187.2 million compared to 186.0 million in the comparable prior year period. Prescriptions (including immunizations) adjusted to 30-day equivalents were 237.6 million in the three months ended November 30, 2016 versus 230.7 million in the comparable prior year period.

Retail sales decreased 0.9% for the first three months ended November 30, 2016 and were 30.9% of the division’s sales. In comparison, the comparable prior year retail sales decreased 0.9% and comprised 31.6% of the division’s sales. Comparable retail sales decreased 0.5% in the three months ended November 30, 2016 compared to a decrease of 0.6% in the comparable prior year period. The decrease in comparable retail sales growth in the current period was due to declines in the consumables and general merchandise category and in the personal care category, partially offset by increases in the health and wellness and beauty categories.

Operating Income for the Three Months Ended November 30, 2016 and 2015
Retail Pharmacy USA division’s operating income for the three months ended November 30, 2016 increased 7.5% to $1.1 billion. The increase is primarily due to higher sales, lower selling, general and administrative costs partially offset by a decrease in gross margin.

Gross profit decreased 0.1% from the year-ago quarter.

Selling, general and administrative expenses as a percentage of sales were 21.0% in the three months ended November 30, 2016 compared to 21.7% in the comparable prior year period.  These results demonstrate continuing benefits from the Company’s previously announced $1.5 billion cost transformation program.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended November 30, 2016 and 2015
Retail Pharmacy USA division’s adjusted operating income for the three months ended November 30, 2016 increased 3.7% to $1.3 billion. The increase is primarily due to higher sales, lower selling, general and administrative costs partially offset by a decrease in gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International
This division comprises businesses operating in currencies other than the U.S. dollar, including the British Pound, Euro, Chilean Peso and Mexican Peso, and therefore the division’s results are impacted by movements in foreign currency exchange rates. See Item 3 Quantitative and Qualitative Disclosure about Market Risk, Foreign Currency Exchange Rate Risk for further information on currency risk.

	(in millions, except location amounts)
	Three Months Ended November 30,
	2016	2015
Sales(4)	$2,962	$3,459
Gross Profit(4)	1,175	1,422
Selling, general and administrative expenses(4)	993	1,120
Operating Income	182	302
Adjusted Operating Income (Non-GAAP measure)(1)	213	315
Number of Locations at period end	4,686	4,595

	Percentage Increases (Decreases)
	Three Months Ended November 30,
	2016	2015
Sales(4)	(14.4)	NA
Gross Profit(4)	(17.4)	NA
Selling, general and administrative expenses(4)	(11.3)	NA
Operating Income	(39.7)	NA
Adjusted Operating Income (Non-GAAP measure)(1)	(32.4)	NA
Comparable Store Sales(2)	(14.8)	NA
Comparable Store Sales in constant currency(2)(3)	(0.1)	NA
Pharmacy Sales	(15.8)	NA
Comparable Pharmacy Sales(2)	(14.6)	NA
Comparable Pharmacy Sales in constant currency(2)(3)	(0.5)	NA
Retail Sales	(13.6)	NA
Comparable Retail Sales(2)	(15.0)	NA
Comparable Retail Sales in constant currency(2)(3)	0.2	NA

	Percent to Sales
	Three Months Ended November 30,
	2016	2015
Gross Margin	39.7	41.1
Selling, general and administrative expenses	33.5	32.4

NA	Not applicable
(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.
(2)
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the industries in which we operate. As a result, our method of calculating comparable sales may not be the same as other companies’ methods.

(3)
The Company presents certain information related to current period operating results in “constant currency,” which is a non-GAAP financial measure. These amounts are calculated by translating current period results at the foreign currency exchange rates used in the comparable period in the prior year. The Company presents such constant currency financial information because it has significant operations outside of the United States reporting in currencies other than the U.S. dollar and this presentation provides a framework to assess how its business performed excluding the impact of foreign currency exchange rate fluctuations. See “--Non-GAAP Measures” below.

(4)
To improve comparability, certain classification changes were made to prior period Sales, Cost of sales and Selling, general and administrative expenses.  These changes had no impact on Operating Income. The reclassifications were made in the fourth quarter of fiscal 2016.

Sales for the Three Months Ended November 30, 2016 and 2015
The Retail Pharmacy International division’s sales for the quarter ended November 30, 2016 were $3.0 billion, a 14.4% decrease over the comparable prior year quarter. Sales were negatively impacted by 14.9 percentage points or $513 million as a result of currency translation. Sales in comparable stores decreased 14.8% from the comparable prior year quarter. Sales in comparable stores in constant currency decreased 0.1% from the comparable prior year quarter.

Pharmacy sales decreased by 15.8% in the three months ended November 30, 2016 and represented 35.7% of the division’s sales. Comparable pharmacy sales decreased 14.6% from the comparable prior year quarter, primarily reflecting the adverse impact of currency exchange fluctuation. Comparable pharmacy sales in constant currency were down 0.5% in the three months ended November 30, 2016 compared to the three months ended November 30, 2015. The decrease was primarily in the United Kingdom market which was impacted by reduced government pharmacy funding compared to the same period last year, partially offset by growth in other international markets.

Retail sales decreased 13.6% for the three months ended November 30, 2016 and were 64.3% of the division’s sales. Comparable retail sales decreased 15.0% from the comparable prior year quarter, primarily reflecting the negative impact of currency translation. Comparable retail sales in constant currency increased 0.2% for the current quarter compared to the prior period reflecting growth in all countries except Chile and Mexico.

Operating Income for the Three Months Ended November 30, 2016 and 2015
Retail Pharmacy International division’s operating income for the three months ended November 30, 2016 decreased to $182 million, a 39.7% decrease over the comparable prior year quarter. The decrease is primarily due to the negative impact of currency translation, lower gross profit and higher selling, general and administrative expenses.

Gross profit decreased 17.4% from the comparable prior year quarter. Currency translation negatively impacted gross profit by $208 million, or 14.7 percentage points. The remaining decrease was primarily due to lower margins in the UK.

Selling, general and administrative expenses decreased 11.3% from the comparable prior year quarter. Currency translation positively impacted selling, general and administrative expenses by $179 million or 15.9 percentage points. This was offset in part by higher depreciation over the comparable quarter last year. As a percentage of sales, selling, general and administrative expenses were 33.5% in the current quarter, compared to 32.4% in the comparable prior year quarter.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended November 30, 2016 and 2015
Retail Pharmacy International division’s adjusted operating income for the three months ended November 30, 2016 decreased to $213 million, a 32.4% decrease over the comparable prior year quarter. The decrease is primarily due to the negative impact of currency translation, which contributed 10.8 percentage points to the decrease ($34 million), lower gross margin and higher selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Pharmaceutical Wholesale
This division comprises businesses operating in currencies other than the U.S. dollar including the British Pound, Euro, and Turkish Lira, and thus the division’s results are impacted by movements in foreign currency exchange rates. See Item 3 Quantitative and Qualitative Disclosure about Market Risk, Foreign Currency Exchange Rate Risk for further information on currency risk.

	(in millions)
	Three Months Ended November 30,
	2016	2015
Sales	$5,417	$5,796
Gross Profit	502	557
Selling, general and administrative expenses	359	414
Equity earnings in AmerisourceBergen	17	-
Operating Income	160	143
Adjusted Operating Income (Non-GAAP measure)(1)	224	166

	Percentage Increases (Decreases)
	Three Months Ended November 30,
	2016	2015
Sales	(6.5)	NA
Gross Profit	(9.9)	NA
Selling, general and administrative expenses	(13.3)	NA
Operating Income	11.9	NA
Adjusted Operating Income (Non-GAAP measure)(1)	34.9	NA
Comparable Sales(2)	(2.7)	NA
Comparable Sales in constant currency(2)(3)	4.7	NA

	Percent to Sales
	Three Months Ended November 30,
	2016	2015
Gross Margin	9.3	9.6
Selling, general and administrative expenses	6.6	7.1

NA	Not applicable
(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.
(2)	Comparable sales are defined as sales excluding acquisitions and dispositions.
(3)
The Company presents certain information related to current period operating results in “constant currency,” which is a non-GAAP financial measure. These amounts are calculated by translating current period results at the foreign currency exchange rates used in the comparable period in the prior year. The Company presents such constant currency financial information because it has significant operations outside of the United States reporting in currencies other than the U.S. dollar and this presentation provides a framework to assess how its business performed excluding the impact of foreign currency exchange rate fluctuations. See “--Non-GAAP Measures” below.

Sales for the Three Months Ended November 30, 2016 and 2015
Pharmaceutical Wholesale sales for the three months to November 30, 2016 were $5.4 billion, a 6.5% decrease from the comparable prior year quarter. Sales were negatively impacted by 7.1 percentage points or $413 million as a result of currency translation. Comparable sales, excluding acquisitions and dispositions, decreased 2.7%, and on a constant currency basis increased 4.7%. Comparable sales were positively impacted by growth in the UK and emerging markets offsetting competitive pressures in continental Europe.

Operating Income for the Three Months Ended November 30, 2016 and 2015
Pharmaceutical Wholesale operating income increased 11.9% from the comparable prior year quarter. Operating income increased due to $17 million of equity earnings in AmerisourceBergen in the current period and lower selling, general and administrative expenses, offset by a negative impact of currency translation and a decrease in gross profit.

Gross profit decreased 9.9% from the comparable prior year quarter. Currency translation negatively impacted gross profit by $43 million, or 7.7 percentage points. The remaining decrease was primarily due to margin pressures and dispositions, partially offset by higher sales.

Selling, general and administrative expenses decreased 13.3% from the comparable prior year quarter. Currency translation positively impacted selling, general and administrative expenses by $29 million or 7.0 percentage points. The remaining decrease was primarily related to cost benefits and dispositions. As a percentage of sales, selling, general and administrative expenses were 6.6% in the current quarter, compared to 7.1% in the comparable prior year quarter.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended November 30, 2016 and 2015
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended November 30, 2016 increased to $224 million, a 34.9% increase over the comparable prior year quarter. This includes $58 million contribution from our share of AmerisourceBergen adjusted equity earnings. The remaining increase is primarily due to lower selling, general and administrative expenses, offset by a negative impact of currency translation, which contributed 10.2 percentage points to the variance (a decrease of $17 million) and a decrease in gross profit. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the rules of the Securities and Exchange Commission, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP.

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

The Company also presents certain information related to current period operating results in “constant currency,” which is a non-GAAP financial measure. These amounts are calculated by translating current period results at the foreign currency exchange rates used in the comparable period in the prior year.  The Company presents such constant currency financial information because it has significant operations outside of the United States reporting in currencies other than the U.S. dollar and this presentation provides a framework to assess how its business performed excluding the impact of foreign currency exchange rate fluctuations.

	(in millions)
	Three Months Ended November 30, 2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$1,105	$182	$160	$-	$1,447
Acquisition-related amortization	37	25	20	-	82
Cost transformation	72	6	3	-	81
LIFO provision	58	-	-	-	58
Adjustments to equity earnings in AmerisourceBergen	-	-	41	-	41
Acquisition-related costs	17	-	-	-	17
Adjusted Operating Income (Non-GAAP measure)	$1,289	$213	$224	$-	$1,726

	(in millions)
	Three Months Ended November 30, 2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$1,028	$302	$143	$(5)	$1,468
Acquisition-related amortization	50	8	23	-	81
Cost transformation	85	5	-	-	90
LIFO provision	46	-	-	-	46
Acquisition-related costs	34	-	-	-	34
Adjusted Operating Income (Non-GAAP measure)	$1,243	$315	$166	$(5)	$1,719

	Three Months Ended November 30,
	2016	2015
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$1,054	$1,110

Adjustments to Operating Income:
Acquisition-related amortization(1)	82	81
Cost transformation(1)	81	90
LIFO provision(1)	58	46
Adjustments to equity earnings in AmerisourceBergen(1)	41	-
Acquisition-related costs(1)	17	34
Total Adjustments to Operating Income	279	251

Adjustments to Other income (expense):
Decrease in fair market value of AmerisourceBergen warrants(1)	-	57
Net investment hedging gain(1)	(1)	-
Total Adjustments to Other income (expense)	(1)	57

Adjustments to Interest expense, net:
Prefunded interest expenses(1)	41	-
Total Adjustments to Interest expense, net	41	-

Adjustments to Income tax provision:
United Kingdom tax rate change(2)	(77)	(178)
Tax impact of adjustments(3)	(95)	(108)
Total Adjustments to Income tax provision	(172)	(286)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,201	$1,132

	2016	2015
Diluted net earnings per common share (GAAP)	$0.97	$1.01
Adjustments to Operating Income	0.25	0.23
Adjustments to Other income (expense)	-	0.05
Adjustments to Interest expense, net	0.04	-
Adjustments to Income tax provision	(0.16)	(0.26)
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.10	$1.03

Weighted average common shares outstanding, diluted (in millions)	1,088.3	1,098.6

(1)
Presented on a pre-tax basis. The comparable prior period has been recast accordingly to reflect the tax impact of adjustments as a single adjustment. There has been no change in Net earnings attributable to Walgreens Boots Alliance, Inc., diluted net earnings per share, adjusted net earnings attributable to Walgreens Boots Alliance, Inc. or adjusted net earnings per share from those previously reported.

(2)	Discrete tax-only items.
(3)	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $9.6 billion (including $1.8 billion in non-U.S. jurisdictions) as of November 30, 2016, compared to $2.6 billion (including $1.2 billion in non-U.S. jurisdictions) at November 30, 2015. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases. Net cash provided by operating activities for the three months ended November 30, 2016 was $0.5 billion, compared to $0.7 billion for the comparable prior year period. The decrease in cash provided by operating activities was primarily a result of lower net earnings and higher working capital.

Net cash provided by investing activities was $89 million for the three months ended November 30, 2016, compared to $271 million used in the comparable prior year period. Business acquisitions in the three months ended November 30, 2016 were $15 million compared to $72 million for the comparable prior year period. Business acquisitions in the prior year period were primarily the acquisition of an international beauty brand and the purchase of prescription files.

For the three months ended November 30, 2016, additions to property, plant and equipment were $378 million compared to $340 million in the prior year period. Capital expenditures by reporting segment were as follows:

	Three Months Ended November 30,
	2016	2015
Retail Pharmacy USA	$230	$199
Retail Pharmacy International	119	114
Pharmaceutical Wholesale	29	27
Total	$378	$340

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Additionally, investing activities for the three months ended November 30, 2016 included proceeds related to sale-leaseback transactions of $436 million, compared to $54 million in the comparable prior year period which also included the sale of a pharmaceutical wholesale operation for $43 million.

Net cash used for financing activities for the three months ended November 30, 2016 was $0.8 billion, compared to net cash used of $0.9 billion in the comparable prior year period. We repurchased shares to support the needs of the employee stock plans totaling $457 million in the three months ended November 30, 2016, compared to $419 million in the three months ended November 30, 2015. Proceeds related to employee stock plans were $41 million during the three months ended November 30, 2016, compared to $71 million for the three months ended November 30, 2015. Cash dividends paid were $406 million during the three months ended November 30, 2016, compared to $393 million for the same period a year ago. We currently intend to continue to maintain a long-term dividend payout ratio target of approximately 30 to 35 percent of adjusted net earnings attributable to Walgreens Boots Alliance.

We periodically borrow under our commercial paper program and may continue to borrow under it in future periods. There were no commercial paper borrowings outstanding as of November 30, 2016 or November 30, 2015. We had no activity under our commercial paper program for the three months ended November 30, 2016 and November 30, 2015.

Pending Rite Aid Transaction
The cash consideration payable to Rite Aid stockholders pursuant to the Merger Agreement described under “Introduction and Segments” above is expected to be financed with a combination of cash on hand and debt financing. In connection with the Merger Agreement, Walgreens Boots Alliance entered into a bridge facility commitment letter (as amended and restated, the “Commitment Letter”) with UBS Securities LLC and UBS AG, Stamford Branch for a $12.8 billion senior unsecured bridge facility.

On December 18, 2015, Walgreens Boots Alliance entered into a Bridge Term Loan Credit Agreement with the lenders party thereto (as amended, the “Bridge Credit Agreement”) and a Term Loan Credit Agreement with the lenders party thereto (as amended, the “2015 Term Loan Credit Agreement”. The Commitment Letter and the commitments contemplated thereby terminated upon Walgreens Boots Alliance entering into the Bridge Credit Agreement and the 2015 Term Loan Credit Agreement.

The Bridge Credit Agreement is a 364-day unsecured bridge term loan facility and had initial aggregate commitments of $7.8 billion, which may be increased by Walgreens Boots Alliance prior to the funding of the loans thereunder by up to $2.0 billion in certain circumstances. As a result of the issuance of the notes and receipt of proceeds therefrom on June 1, 2016 and the entry into the term loan credit agreement on August 30, 2016, in each case, as described below, Walgreens Boots Alliance reduced the commitment under the Bridge Credit Agreement by approximately $6.0 billion and $1 billion, respectively, to approximately $0.8 billion. Walgreens Boots Alliance can extend up to $3.0 billion of the loans under the Bridge Credit Agreement for an additional 90-day period if desired. The 2015 Term Loan Credit Agreement is a $5.0 billion unsecured term loan facility comprising two tranches with maturities three and five years following the funding date, or, if earlier, three and five years after October 27, 2016.

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

On August 30, 2016, Walgreens Boots Alliance entered into a $1.0 billion senior unsecured term loan facility with the lender party thereto (the “2016 Term Loan Credit Agreement”, and together with the Bridge Term Loan Credit Agreement and the 2015 Term Loan Credit Agreement, the “Credit Agreements”) comprising two tranches with maturities on March 30, 2017 and one year after the funding date, respectively.

Walgreens Boots Alliance will be the borrower under each of the Credit Agreements. The obligations of the lenders party to each of the Credit Agreements become effective upon the date of closing of the transactions contemplated by the Merger Agreement. The ability of Walgreens Boots Alliance to request the funding of loans under each Credit Agreement is subject to the satisfaction (or waiver) of certain conditions set forth therein and will terminate upon the occurrence of certain events set forth therein. Commitments to provide loans under the Credit Agreements will expire on January 27, 2017 unless mutually extended by the parties.  Borrowings under each Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. Upfront fees paid to date in connection with the Credit Agreements totaled $30 million.  In addition, Walgreens Boots Alliance will pay to the lenders under each Credit Agreement certain customary fees, including a ticking fee based on the aggregate outstanding commitments of the lenders under the applicable Credit Agreement starting at 90 days after signing. Each of the Credit Agreements contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, as well as other customary restrictive covenants, which restrictive covenants shall not be in effect until the funding of the loans under the applicable Credit Agreement. As of November 30, 2016, there were no borrowings under the Credit Agreements.

As of January 4, 2017, the credit ratings of Walgreens Boots Alliance were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Fitch	BBB	F2	Stable
Moody’s	Baa2	P-2	On review for downgrade
Standard & Poor’s	BBB	A-2	Negative

In assessing our credit strength, each credit rating agency considers various factors including our business model, capital structure, financial policies and financial performance. There can be no assurance that any particular rating will be assigned or maintained. Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs. The rating agency ratings are not recommendations to buy, sell or hold our debt securities or commercial paper. Each rating may be subject to revision or withdrawal at any time by the assigning rating agency and should be evaluated independently of any other rating.

Pursuant to our arrangements with AmerisourceBergen, we have the right, but not the obligation, to increase our minority equity position in AmerisourceBergen over time, as described under “--AmerisourceBergen Corporation Relationship” above. As of November 30, 2016, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock. This includes a total of approximately 11.5 million shares of AmerisourceBergen that we purchased in the open market. Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. Our ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.

We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for foreseeable working capital needs, capital expenditures at existing facilities, acquisitions, dividend payments and debt service obligations for at least the next 12 months. Our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements.

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

As of November 30, 2016, we have issued $362 million in letters of credit, primarily related to insurance obligations. We also had $54 million of guarantees to various suppliers outstanding as of November 30, 2016. We remain secondarily liable on 72 leases. The maximum potential undiscounted future payments related to these leases was $334 million as of November 30, 2016.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Other than our obligations under the Merger Agreement and the transactions contemplated thereby, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations disclosed in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2016.

CRITICAL ACCOUNTING POLICIES
The consolidated financial statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2016. Some of the more significant estimates include business combinations, goodwill and indefinite-lived intangible asset impairment, vendor allowances, liability for closed locations, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. There have been no significant changes in those accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS
A discussion of recent accounting pronouncements is described in Note 16, Recent Accounting Pronouncements in Item 1. Consolidated Condensed Financial Statements (Unaudited) of this Current Report on Form 10-Q and is incorporated herein by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives and restructuring activities and the amounts and timing of their expected impact, our pending Merger Agreement with Rite Aid and the transactions contemplated thereby (including the pending divestiture transaction to sell certain Rite Aid stores and assets to Fred’s, Inc.) and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the proposed withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, our equity method investment in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs associated with restructuring activities will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, changes in management’s assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets and interest rates, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to our ability to satisfy the closing conditions and consummate the pending acquisition of Rite Aid and related matters (including the pending divestiture transaction to sell certain Rite Aid stores and assets to Fred’s, Inc.) on a timely basis or at all, the risks associated with the integration of complex businesses, outcomes of legal and regulatory matters, including with respect to regulatory review and actions in connection with the pending acquisition of Rite Aid and related matters, and changes in legislation, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We also use interest rate caps to protect from rising interest rates on existing floating-rate debt. Information regarding our interest rate swaps, forward starting interest rate swaps, and interest rate caps transactions are set forth in Note 7, Financial Instruments to our unaudited Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On November 30, 2016, we had approximately $1.8 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates for the various debt held by us would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $18 million. The amounts exclude the impact of any associated interest rate swaps, forward starting interest rate swaps and interest rate caps.

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

Changes in Internal Control over Financial Reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the three months ended November 30, 2016 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The information in response to this item is incorporated herein by reference to Note 9, Commitments and Contingencies of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2016, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)
The following table provides information about purchases by the Company during the quarter ended November 30, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs
9/1/16 - 9/30/16	-	$-	-
10/1/16 - 10/31/16	991,526	82.71	-
11/1/16 – 11/30/16	4,608,474	81.37	-
Total	5,600,000	$81.61	-

Item 6.	Exhibits
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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on June 10, 2016.

10.1*	Form of Performance Share Award agreement for CEO (November 2016).	Filed herewith.

10.2*	Form of Stock Option Award agreement for CEO (November 2016).	Filed herewith.

10.3*	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2016).	Filed herewith.

10.4*	Letter agreement dated September 23, 2016 between Simon Roberts and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.66 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated : January 5, 2017	/s/ George R. Fairweather
George R. Fairweather
Executive Vice President and Global Chief Financial Officer

Dated : January 5, 2017	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)