Form 10-Q
period 2017-02-28
Walgreens Boots Alliance, Inc.
filed 2017-04-05
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2017
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
Yes ☐        No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of March 31, 2017 was 1,080,950,894.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2017

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except shares and per share amounts)

	February 28, 2017	August 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$11,822	$9,807
Accounts receivable, net	5,674	6,260
Inventories	9,230	8,956
Other current assets	783	860
Total Current Assets	27,509	25,883
Non-Current Assets:
Property, plant and equipment, net	13,528	14,335
Goodwill	15,214	15,527
Intangible assets, net	9,650	10,302
Equity method investments (see Note 4)	6,164	6,174
Other non-current assets	440	467
Total Non-Current Assets	44,996	46,805
Total Assets	$72,505	$72,688

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$1,153	$323
Trade accounts payable (see Note 17)	11,264	11,000
Accrued expenses and other liabilities	4,935	5,484
Income taxes	326	206
Total Current Liabilities	17,678	17,013
Non-Current Liabilities:
Long-term debt	17,758	18,705
Deferred income taxes	2,339	2,644
Other non-current liabilities	4,309	4,045
Total Non-Current Liabilities	24,406	25,394
Commitments and Contingencies (see Note 9)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at February 28, 2017 and August 31, 2016	12	12
Paid-in capital	10,162	10,111
Employee stock loan receivable	—	(1)
Retained earnings	28,987	27,684
Accumulated other comprehensive (loss) income	(3,809)	(2,992)
Treasury stock, at cost; 91,818,244 shares at February 28, 2017 and 89,527,027 at August 31, 2016	(5,285)	(4,934)
Total Walgreens Boots Alliance, Inc. Shareholders’ Equity	30,067	29,880
Noncontrolling interests	354	401
Total Equity	30,421	30,281
Total Liabilities and Equity	$72,505	$72,688

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the six months ended February 28, 2017
(In millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interests	Total Equity
August 31, 2016	1,082,986,591	$12	$(4,934)	$10,111	$(1)	$(2,992)	$27,684	$401	$30,281
Net earnings	—	—	—	—	—	—	2,114	15	2,129
Other comprehensive income (loss), net of tax	—	—	—	—	—	(817)	—	(43)	(860)
Dividends declared ($0.750 per share)	—	—	—	—	—	—	(811)	(6)	(817)
Treasury stock purchases	(5,600,000)	—	(457)	—	—	—	—	—	(457)
Employee stock purchase and option plans	3,308,783	—	106	10	1	—	—	—	117
Stock-based compensation	—	—	—	52	—	—	—	—	52
Noncontrolling interests in businesses acquired	—	—	—	(11)	—	—	—	(13)	(24)
February 28, 2017	1,080,695,374	$12	$(5,285)	$10,162	$—	$(3,809)	$28,987	$354	$30,421

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Sales	$29,446	$30,184	$57,947	$59,217
Cost of sales	21,885	22,317	43,270	43,931
Gross Profit	7,561	7,867	14,677	15,286

Selling, general and administrative expenses	6,124	6,007	11,810	11,958
Equity earnings in AmerisourceBergen	42	—	59	—
Operating Income	1,479	1,860	2,926	3,328

Other expense	(15)	(496)	(14)	(553)
Earnings Before Interest and Income Tax Provision	1,464	1,364	2,912	2,775

Interest expense, net	172	140	345	278
Earnings Before Income Tax Provision	1,292	1,224	2,567	2,497
Income tax provision	246	301	466	468
Post tax earnings from other equity method investments	16	9	28	20
Net Earnings	1,062	932	2,129	2,049
Net earnings attributable to noncontrolling interests	2	2	15	9
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	$1,060	$930	$2,114	$2,040

Net earnings per common share:
Basic	$0.98	$0.86	$1.96	$1.88
Diluted	$0.98	$0.85	$1.94	$1.87

Dividends declared per share	$0.375	$0.360	$0.750	$0.720

Weighted average common shares outstanding:
Basic	1,079.7	1,080.2	1,080.9	1,084.6
Diluted	1,085.5	1,088.4	1,086.9	1,093.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Comprehensive Income
Net Earnings	$1,062	$932	$2,129	$2,049

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	5	(2)	(4)	1
Unrealized gain on cash flow hedges	1	1	2	2
Unrecognized loss on available-for-sale investments	—	(88)	(1)	(87)
Share of other comprehensive loss of equity method investments	(4)	—	(5)	—
Currency translation adjustments	3	(1,156)	(852)	(1,606)
Total Other Comprehensive Income (Loss)	5	(1,245)	(860)	(1,690)
Total Comprehensive Income (Loss)	1,067	(313)	1,269	359

Comprehensive income (loss) attributable to noncontrolling interests	5	(33)	(28)	(27)
Comprehensive Income (Loss) Attributable to Walgreens Boots Alliance, Inc.	$1,062	$(280)	$1,297	$386

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	February 28, 2017	February 29, 2016
Cash Flows from Operating Activities:
Net earnings	$2,129	$2,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	831	824
Change in fair value of warrants and related amortization	—	586
Deferred income taxes	(226)	(171)
Stock compensation expense	52	60
Equity earnings from equity method investments	(87)	(20)
Other	184	196
Changes in operating assets and liabilities:
Accounts receivable, net	189	(152)
Inventories	(507)	(553)
Other current assets	17	33
Trade accounts payable	789	160
Accrued expenses and other liabilities	(309)	(79)
Income taxes	154	92
Other non-current assets and liabilities	166	60
Net cash provided by operating activities	3,382	3,085

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(639)	(657)
Proceeds from sale leaseback transactions	436	60
Proceeds from sale of businesses	—	43
Proceeds from sale of other assets	22	85
Business and intangible asset acquisitions, net of cash received	(52)	(86)
Other	36	3
Net cash used for investing activities	(197)	(552)

Cash Flows from Financing Activities:
Proceeds and payments from short-term borrowings, net	76	61
Payments of long-term debt	(9)	(81)
Stock purchases	(457)	(1,152)
Proceeds related to employee stock plans	116	129
Cash dividends paid	(817)	(787)
Other	(31)	(29)
Net cash used for financing activities	(1,122)	(1,859)

Effect of exchange rate changes on cash and cash equivalents	(48)	(88)

Changes in Cash and Cash Equivalents:

Net increase in cash and cash equivalents	2,015	586
Cash and cash equivalents at beginning of period	9,807	3,000
Cash and cash equivalents at end of period	$11,822	$3,586

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting Policies
Basis of Presentation
The Consolidated Condensed Financial Statements of Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance” or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The Consolidated Condensed Financial Statements include all subsidiaries in which the Company holds a controlling interest. Investments in less than majority-owned subsidiaries in which the Company does not have a controlling interest, but does have significant influence, are accounted for as equity method investments. All intercompany transactions have been eliminated.

The Consolidated Condensed Balance Sheet as of February 28, 2017, the Consolidated Condensed Statement of Equity for the six months ended February 28, 2017, and the Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Income and the Consolidated Condensed Statements of Cash Flows for the three and six months ended February 28, 2017 and February 29, 2016 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

In the opinion of the Company, the unaudited Consolidated Condensed Financial Statements for the interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. The influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms and other factors on the Company’s operations, net earnings for any period may not be comparable to the same period in previous years. With respect to the Company’s Retail Pharmacy USA segment, the positive impact on gross margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion.” In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on the Company’s Retail Pharmacy USA segment’s sales, gross margin and gross profit dollars making the Company’s operations or net earnings for any period incomparable.

To improve comparability, certain classification changes were made to prior periods to conform to current year classifications. These reclassifications were made in the fourth quarter of fiscal 2016.

On October 27, 2015, Walgreens Boots Alliance entered into an Agreement and Plan of Merger with Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of Walgreens Boots Alliance (as amended as described below, the “Merger Agreement”), pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,547 stores in 31 states and the District of Columbia as of November 26, 2016. The Merger Agreement was amended by Amendment No. 1 (the “Amendment”) on January 29, 2017. Under the terms of the Amendment, the parties agreed to reduce the price for each share of Rite Aid common stock to be paid by Walgreens Boots Alliance upon closing to a maximum of $7.00 per share and a minimum of $6.50 per share. In addition, Walgreens Boots Alliance will be required to divest up to 1,200 Rite Aid stores and certain additional related assets if required to obtain regulatory approval. The exact price per share will be determined based on the number of required store divestitures, with the price set at $7.00 per share if 1,000 stores or fewer are required for divestiture and at $6.50 per share if 1,200 stores are required for divestiture. If the required divestitures fall between 1,000 and 1,200 stores, then there will be a pro-rata adjustment of the price per share. Additionally, Walgreens Boots Alliance and Rite Aid agreed to extend the end date under the Merger Agreement to July 31, 2017 in order to allow the parties additional time to obtain regulatory approval. The transaction is subject to approval by the holders of Rite Aid’s common stock, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

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

Note 2. Restructuring
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implemented and built on the cost-reduction initiative previously announced by the Company on August 6, 2014 and included plans to close stores across the U.S.; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on the Retail Pharmacy USA segment. From inception through February 28, 2017, the Company incurred pre-tax charges of $1.4 billion ($563 million related to asset impairment charges, $542 million in real estate costs and $282 million in severance and other business transition and exit costs) related to the Cost Transformation Program. All charges related to the Cost Transformation Program have been recorded within selling, general and administrative expenses. Restructuring charges are recognized as the costs are incurred in accordance with GAAP.

Restructuring costs by segment are as follows (in millions):

Three Months Ended February 28, 2017	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$65	$1	$1	$67
Real estate costs	240	—	—	240
Severance and other business transition and exit costs	11	18	4	33
Total restructuring costs	$316	$19	$5	$340

Three Months Ended February 29, 2016
Asset impairments	$—	$—	$—	$—
Real estate costs	—	—	—	—
Severance and other business transition and exit costs	25	3	—	28
Total restructuring costs	$25	$3	$—	$28

Six Months Ended February 28, 2017	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$111	$3	$1	$115
Real estate costs	249	—	—	249
Severance and other business transition and exit costs	28	22	7	57
Total restructuring costs	$388	$25	$8	$421

Six Months Ended February 29, 2016
Asset impairments	$25	$—	$—	$25
Real estate costs	52	—	—	52
Severance and other business transition and exit costs	33	8	—	41
Total restructuring costs	$110	$8	$—	$118

The changes in Accrued expenses related to the Cost Transformation Program include the following (in millions):

	Asset Impairments	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2016	$—	$248	$27	$275
Restructuring Costs	115	249	57	421
Payments	—	(28)	(29)	(57)
Other - non cash	(115)	—	(13)	(128)
Currency translation adjustments	—	—	(1)	(1)
Balance at February 28, 2017	$—	$469	$41	$510

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

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. The Company has entered into several sale-leaseback transactions. For the six months ended February 28, 2017 and February 29, 2016, the Company recorded proceeds from sale-leaseback transactions of $436 million and $60 million, respectively. The Company has determined it no longer has continuing involvement related to these transactions and in accordance with the accounting standards related to sale-leaseback transactions has recognized any loss on sale immediately, any gain on sale was deferred and amortized over the life of the lease. Gains and losses are recorded within selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. During the three and six months ended February 28, 2017, the Company recorded charges of $247 million and $264 million for facilities that were closed or relocated under long-term leases, including stores closed through the Company’s restructuring activities. This compares to $9 million and $75 million for the three and six months ended February 29, 2016. These charges are reported in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	For the six months ended February 28, 2017	For the twelve months ended August 31, 2016
Balance at beginning of period	$466	$446
Provision for present value of non-cancellable lease payments on closed facilities	258	134
Assumptions about future sublease income, terminations and changes in interest rates	(10)	(34)
Interest accretion	16	27
Cash payments, net of sublease income	(59)	(107)
Balance at end of period	$671	$466

As of February 28, 2017, the Company remains secondarily liable on 71 leases. The maximum potential undiscounted future payments are $335 million as of February 28, 2017.

Note 4. Equity Method Investments
Equity method investments as of February 28, 2017 and August 31, 2016, are as follows (in millions, except percentages):

	February 28, 2017		August 31, 2016
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
AmerisourceBergen	$4,982	26%	$4,964	24%
Others	1,182	12% - 50%	1,210	12% - 50%
Total	$6,164		$6,174

AmerisourceBergen Investment
As of February 28, 2017 and August 31, 2016, the Company owned 56,854,867 AmerisourceBergen Corporation (“AmerisourceBergen”) common shares, representing approximately 26% and 24% of the outstanding AmerisourceBergen common stock, respectively. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen is reported as a separate line in the Consolidated Condensed Statements of Earnings. The level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at February 28, 2017 is $5.2 billion.

The Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other Investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; and the equity method investment retained through the sale of a majority interest in Option Care Inc. in fiscal 2015. The Company reported $16 million and $9 million of post-tax equity earnings from equity method investments other than AmerisourceBergen for the three months ended February 28, 2017 and February 29, 2016, respectively. The Company reported $28 million and $20 million of post-tax equity earnings from equity method investments other than AmerisourceBergen for the six months ended February 28, 2017 and February 29, 2016, respectively.

Note 5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2016	$9,036	$3,369	$3,122	$15,527
Currency translation adjustments	—	(146)	(167)	(313)
February 28, 2017	$9,036	$3,223	$2,955	$15,214

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	February 28, 2017	August 31, 2016
Gross Amortizable Intangible Assets
Customer relationships and loyalty card holders	$1,764	$1,867
Purchased prescription files	718	932
Favorable lease interests and non-compete agreements	542	619
Trade names and trademarks	509	532
Purchasing and payer contracts	61	94
Total gross amortizable intangible assets	3,594	4,044

Accumulated amortization
Customer relationships and loyalty card holders	$328	$275
Purchased prescription files	415	600
Favorable lease interests and non-compete agreements	344	388
Trade names and trademarks	129	105
Purchasing and payer contracts	39	71
Total accumulated amortization	1,255	1,439
Total amortizable intangible assets, net	$2,339	$2,605

Indefinite lived Intangible Assets
Trade names and trademarks	$5,323	$5,604
Pharmacy licenses	1,988	2,093
Total indefinite lived intangible assets	$7,311	$7,697

Total intangible assets, net	$9,650	$10,302

Amortization expense for intangible assets was $94 million and $189 million for the three and six months ended February 28, 2017, and $124 million and $216 million for the three and six months ended February 29, 2016, respectively.

Estimated annual amortization expense for intangible assets recorded at February 28, 2017 is as follows (in millions):

	2017	2018	2019	2020	2021
Estimated annual amortization expense	$357	$326	$295	$236	$194

Note 6. Borrowings
Borrowings consist of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted)

	February 28, 2017	August 31, 2016
Short-Term Borrowings (1)
1.750% unsecured notes due November 2017 (5)(7)	$748	$—
Unsecured Pound Sterling variable rate term loan due 2019	90	63
Other (2)	315	260
Total short-term borrowings	$1,153	$323

Long-Term Debt (1)
Unsecured Pound Sterling variable rate term loan due 2019	$1,711	$1,833
$6 Billion Note Issuance (5)(7)
1.750% unsecured notes due 2018	1,247	1,246
2.600% unsecured notes due 2021	1,494	1,493
3.100% unsecured notes due 2023	745	744
3.450% unsecured notes due 2026	1,886	1,885
4.650% unsecured notes due 2046	590	590
$8 Billion Note Issuance (5)(7)
1.750% unsecured notes due 2017	—	746
2.700% unsecured notes due 2019	1,245	1,244
3.300% unsecured notes due 2021	1,243	1,242
3.800% unsecured notes due 2024	1,987	1,987
4.500% unsecured notes due 2034	494	494
4.800% unsecured notes due 2044	1,492	1,492
£700 Million Note Issuance (1)(5)(7)
2.875% unsecured Pound Sterling notes due 2020	495	521
3.600% unsecured Pound Sterling notes due 2025	371	391
€750 Million Note Issuance (1)(5)(7)
2.125% unsecured Euro notes due 2026	790	830
$4 Billion Note Issuance (6)(7)
3.100% unsecured notes due 2022	1,194	1,194
4.400% unsecured notes due 2042	492	492
$1 Billion Note Issuance (6)(7)
5.250% unsecured notes due 2019 (3)	249	249
Other (4)	33	32
Total long-term debt, less current portion	$17,758	$18,705

(1)
All notes are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated borrowings have been translated using the spot rates at February 28, 2017 and August 31, 2016, respectively.

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

(7)
The fair value & carrying value of the $6 billion, $8 billion, £0.7 billion, €0.75 billion, $4 billion and $1 billion note issuances as of February 28, 2017 was $6.0 billion & $6.0 billion, $7.4 billion & $7.2 billion, $0.9 billion & $0.9 billion, $0.8 billion & $0.8 billion, $1.7 billion & $1.7 billion and $0.3 billion & $0.2 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the February 28, 2017 spot rate, as applicable.

Backstop Commitment Letter, Backstop Credit Agreement and 2017 Term Loan Credit Agreements
In connection with Amendment No. 1 to the Merger Agreement, on January 31, 2017, the Company entered into (i) a $5.0 billion backstop facility commitment letter (the “Backstop Commitment Letter”) and (ii) a $5.0 billion unsecured bridge term loan facility (the “Backstop Credit Agreement”). Upon entry into the Backstop Credit Agreement, the Backstop Commitment Letter and the commitments contemplated thereby terminated.

On February 22, 2017, the Company entered into (a) a $4.8 billion unsecured term loan facility with the lenders party thereto (the “Syndicated Credit Agreement”) and (b) a $1.0 billion unsecured term loan facility with Sumitomo Mitsui Banking Corporation, as lender and administrative agent (the “Sumitomo Credit Agreement” and, together with the Syndicated Credit Agreement, the “2017 Term Loan Credit Agreements”). In connection therewith, as of such date the commitments available under the Backstop Credit Agreement were reduced to zero and such agreement terminated in accordance with its terms.
The Syndicated Credit Agreement is a two-tranche unsecured term loan facility (each tranche in an amount of $2.4 billion), with the first tranche maturing October 27, 2019 and the second tranche maturing October 27, 2021, provided that the Company may increase the commitments available under either of the tranches of the Syndicated Credit Agreement at any time prior to the funding date thereunder by up to $450 million, subject to obtaining commitments from existing lenders and/or new lenders selected by the Company and reasonably acceptable to Bank of America, N.A., as administrative agent.
The Sumitomo Credit Agreement is a two-tranche unsecured term loan facility (each tranche in an amount of $500 million), with the first tranche maturing on the first anniversary of the funding date thereunder and the second tranche maturing on the earlier of the first anniversary of the funding date thereunder and March 30, 2018.

Walgreens Boots Alliance will be the borrower under each of the 2017 Term Loan Credit Agreements. The obligations of the lenders party to each of the 2017 Term Loan Credit Agreements to fund the loans thereunder become effective upon the date of closing of the transactions contemplated by the Merger Agreement. The ability of the Company to request the funding of loans under each of the 2017 Term Loan Credit Agreements is subject to the satisfaction (or waiver) of certain customary "limited conditions" set forth therein and will terminate upon the occurrence of certain events set forth therein. Commitments to provide loans under each of the 2017 Term Loan Credit Agreements will expire on the earliest of (a) the date of consummation of the acquisition by Walgreens Boots Alliance (the “Acquisition”) of all the issued and outstanding equity interests of Rite Aid (provided that loans may be funded on such date), (b) prior to the consummation of the Acquisition, the termination of the Merger Agreement by Walgreens Boots Alliance or with the written consent of Walgreens Boots Alliance in accordance with its terms (other than with respect to provisions therein that expressly survive termination), (c) 11:59 p.m., New York time, on July 31, 2017; provided that Walgreens Boots Alliance may extend such date to October 31, 2017 on prior written notice to the respective Administrative Agent and lenders thereunder, and (d) the date of termination in whole of the lender’s commitments under each applicable 2017 Term Loan Credit Agreement in accordance with the terms thereof.

As of February 28, 2017, there were no borrowings under either of the 2017 Term Loan Credit Agreements.

2017 Revolving Credit Agreement
On February 1, 2017, the Company entered into a $1.0 billion revolving credit facility (the “2017 Revolving Credit Agreement”) with the lenders from time to time party thereto. The Company will be the borrower under the 2017 Revolving Credit Agreement, which terminates on the earlier of (a) 364 days following the effective date thereof, subject to the extension thereof pursuant to provisions specified in the Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate commitment pursuant to the Revolving Credit Agreement. The ability of the Company to request the making of loans under the 2017 Revolving Credit Agreement is subject to the satisfaction (or waiver) of certain customary conditions set forth therein (including a separate set of customary “limited conditions” applicable to any loans made for the sole purpose of financing the Acquisition). As of February 28, 2017, there were no borrowings under the 2017 Revolving Credit Agreement.

$6.0 billion Note Issuance
On June 1, 2016, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and offering expenses) of $6.0 billion from a public offering of five series of U.S. dollar notes with varying maturities and interest rates. Total issuance costs relating to the notes, including underwriting discounts and offering expenses, were $30 million. In the event that the merger contemplated by the Agreement and Plan of Merger dated as of October 27, 2015 among the Company, Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of the Company (as amended pursuant to Amendment No. 1 thereto, dated as of January 29, 2017, the “Merger Agreement”) is not consummated on or prior to June 1, 2017 (the first anniversary of the issuance date of the notes) or if the Merger Agreement is terminated at any time on or prior to June 1, 2017, then Walgreens Boots Alliance will be required to redeem the notes due 2018, the notes due 2021 and the notes due 2023 (but not the notes due 2026 or notes due 2046) on the date described in the applicable note at a redemption price equal to 101% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest from and including the date of initial issuance, or the most recent date to which interest has been paid, whichever is later, to, but excluding, the date of redemption.

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

Bridge Credit Agreement, 2015 Term Loan Credit Agreement and 2016 Term Loan Credit Agreement
In connection with the pending acquisition of Rite Aid, on December 18, 2015, the Company entered into a 364-day unsecured bridge term loan facility with initial aggregate commitments of $7.8 billion (as amended, the “Bridge Credit Agreement”) and a $5.0 billion unsecured term loan facility (as amended, the “2015 Term Loan Credit Agreement”) and on August 30, 2016, the Company entered into a $1.0 billion senior unsecured term loan facility (the “2016 Term Loan Credit Agreement”). On January 27, 2017, each of the Bridge Credit Agreement, the 2015 Term Loan Credit Agreement, and the 2016 Term Loan Credit Agreement terminated in accordance with its terms.

Debt covenants
The Company’s credit facilities contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants. In the case of the 2017 Term Loan Credit Agreements, such covenants are not in effect until the loans under each such credit facility are funded.

Other Borrowings
The Company periodically borrows under its commercial paper program. There were no commercial paper borrowings outstanding as of February 28, 2017 or August 31, 2016, respectively. The Company had no activity under its commercial paper program for the six months ended February 28, 2017. The Company had average daily short-term borrowings of $20 million of commercial paper outstanding at a weighted average interest rate of 0.62% for the six month period ended February 29, 2016.

Note 7. Financial Instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of February 28, 2017 and August 31, 2016 are as follows (in millions):

	February 28, 2017		August 31, 2016
	Notional (1)	Fair Value	Notional (1)	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	250	1	—	—	Other non-current liabilities
Interest rate swaps	—	—	250	3	Other non-current assets
Derivatives not designated as hedges:
Foreign currency forwards	253	2	1,177	16	Other current assets
Foreign currency forwards	1,052	11	41	—	Other current liabilities
Basis swaps	2	1	—	—	Other current liabilities
Basis swaps	—	—	2	1	Other current assets

(1)	Amounts are presented in U.S. dollar equivalents, as applicable.

The Company uses interest rate swaps to manage the interest rate exposure associated with some of its fixed-rate borrowings and designates them as fair value hedges. The Company uses forward starting interest rate swaps to hedge its interest rate exposure of some of its anticipated debt issuances.

The Company utilizes foreign currency forward contracts and other foreign currency derivatives to hedge significant committed and highly probable future transactions and cash flows denominated in currencies other than the functional currency of the Company or its subsidiaries. The Company has significant non-U.S. dollar denominated net investments and uses foreign currency denominated financial instruments, specifically foreign currency derivatives and foreign currency denominated debt, to hedge its foreign currency risk.

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

The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in long-term debt on the Consolidated Condensed Balance Sheets (see Note 6, Borrowings). At February 28, 2017 and August 31, 2016, the cumulative fair value adjustments resulted in a decrease in long-term debt of $1 million and an increase of $3 million, respectively. No material gains or losses were recorded from ineffectiveness during the three and six months ended February 28, 2017.

Derivatives not Designated as Hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The gains and (losses) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three Months Ended		Six Months Ended
	Location in Consolidated Condensed Statements of Earnings	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Foreign currency forwards	Selling, general and administrative expense	$(2)	$(23)	$47	$(25)
Foreign currency forwards	Other income (expense)	$(15)	$33	$(14)	$33

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	February 28, 2017	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$170	$170	$—	$—
Money market funds (2)	10,106	10,106	—	—
Available-for-sale investments (3)	28	28	—	—
Foreign currency forwards (4)	2	—	2
Liabilities:
Foreign currency forwards (4)	11	—	11	—
Basis swaps (4)	1	—	1	—
Interest rate swaps (5)	1	—	1	—

	August 31, 2016	Level 1	Level 2	Level 3
Assets:
Restricted cash (1)	$185	$185	$—	$—
Money market funds (2)	9,133	9,133	—	—
Available-for-sale investments (3)	32	32	—	—
Interest rate swaps (5)	3	—	3	—
Foreign currency forwards (4)	16	—	16	—
Liabilities:
Basis swaps (4)	1	—	1	—

(1)	Restricted cash consists of deposits restricted under agency agreements and cash restricted by law and other obligations.

(2)	Money market funds are valued at the closing price reported by the fund sponsor.

(3)	Fair values of quoted investments are based on current bid prices as of the balance sheet dates.

(4)
The fair value of basis swaps and forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.

(5)
The fair value of interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 7, Financial Instruments for additional information.

There were no transfers between levels for the three and six months ended February 28, 2017.

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

On December 29, 2014, a putative shareholder filed a derivative action in federal court in the Northern District of Illinois against certain current and former directors and officers of Walgreen Co., and Walgreen Co. as a nominal defendant, arising out of certain public statements the Company made regarding its former fiscal 2016 goals. The action asserts claims for breach of fiduciary duty, waste and unjust enrichment. On April 10, 2015, the defendants filed a motion to dismiss. On May 18, 2015, the case was stayed in light of a securities class action that was filed on April 10, 2015. After a ruling issued on September 30, 2016 in the securities class action, which is described below, on November 3, 2016, the Court entered a stipulation and order extending the stay until the securities case is fully resolved.

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed an amended complaint on August 17, 2015, and defendants moved to dismiss the amended complaint on October 16, 2015. Lead plaintiff filed a response to the motion to dismiss on December 22, 2015, and defendants filed a reply in support of the motion on February 5, 2016. On September 30, 2016, the Court issued an order granting in part and denying in part defendants’ motion to dismiss. Defendants filed their answer to the amended complaint on November 4, 2016 and filed an amended answer on January 16, 2017. The Court has granted defendants’ request to bifurcate class certification and merits discovery.

As of February 28, 2017, the Company was aware of two putative class action lawsuits filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the original Merger Agreement (prior to its amendment on January 29, 2017) (such transactions, the “Rite Aid Transactions”). One action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Pennsylvania action primarily alleged that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger, and also alleged that Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. The federal action alleged, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote relating to the Rite Aid Transactions. That motion was denied, and the Rite Aid shareholders approved the Rite Aid Transactions at a special meeting on February 4, 2016. In the federal action, plaintiffs agreed to stay the litigation until after the Rite Aid Transactions have closed, but on March 17, 2017, moved to lift the stay to allow plaintiffs to file an amended complaint. The Company has filed a response opposing this motion. The Company was also named as a defendant in eight putative class action lawsuits filed in the Court of Chancery of the State of Delaware (the “Delaware actions”). Those actions were consolidated, and plaintiffs filed a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote relating to the Rite Aid Transactions. That motion was denied, and on April 15, 2016, the plaintiffs in the Delaware actions agreed to a settlement in principle related to this matter for an immaterial amount. The Delaware actions all have been dismissed.

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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Service costs	$—	$—	$2	$2
Interest costs	43	77	86	159
Expected returns on plan assets	(36)	(62)	(73)	(127)
Curtailments	2	—	2	—
Total net periodic pension costs	$9	$15	$17	$34

The Company made cash contributions to its defined benefit pension plans of $9 million for the six months ended February 28, 2017, which primarily related to committed funded payments. The Company plans to contribute an additional $54 million to its defined benefit pension plans in fiscal 2017.

Defined Contribution Plans

The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution, which has historically related to adjusted FIFO earnings before interest and taxes and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Walgreens Boots Alliance Board of Directors (or Compensation Committee thereof). The profit-sharing provision was an expense of $49 million and $106 million for the three and six months ended February 28, 2017 compared to an expense of $53 million and $111 million in the three and six months ended February 29, 2016.

The Company also has other contract based as well as statutory defined contribution schemes, including the Alliance Healthcare & Boots Retirement Savings Plan, to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 2017 was $28 million and $56 million compared to a cost of $34 million and $69 million in the three and six months ended February 29, 2016.

Postretirement Healthcare Plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee.

Note 11. Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 6.7 million outstanding options to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation as of February 28, 2017 compared to 3.2 million as of February 29, 2016. Anti-dilutive shares excluded from the year to date earnings per share calculation were 5.4 million compared to 2.2 million for the periods ended February 28, 2017 and February 29, 2016, respectively.

Note 12. Depreciation and Amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Depreciation expense	$332	$346	$666	$644
Intangible asset and other amortization	81	96	165	180
Total depreciation and amortization expense	$413	$442	$831	$824

Note 13. Supplemental Cash Flow Disclosures
Interest paid was $375 million and $302 million for the six months ended February 28, 2017 and February 29, 2016, respectively. Cash paid for income taxes was $537 million and $481 million in the six months ended February 28, 2017 and February 29, 2016, respectively.

Note 14. Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three and six months ended February 28, 2017 and February 29, 2016 (in millions):

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at November 30, 2016	$(221)	$1	$(36)	$(2)	$(3,552)	$(3,810)
Other comprehensive income (loss) before reclassification adjustments	6	—	—	(7)	(1)	(2)
Amounts reclassified from accumulated OCI	—	—	1	—	—	1
Tax benefit (provision)	(1)	—	—	3	—	2
Net other comprehensive income (loss)	5	—	1	(4)	(1)	1
Balance at February 28, 2017	$(216)	$1	$(35)	$(6)	$(3,553)	$(3,809)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2016	$(212)	$2	$(37)	$(1)	$(2,744)	$(2,992)
Other comprehensive income (loss) before reclassification adjustments	(5)	(1)	—	(8)	(809)	(823)
Amounts reclassified from accumulated OCI	—	—	3	—	—	3
Tax benefit (provision)	1	—	(1)	3	—	3
Net other comprehensive income (loss)	(4)	(1)	2	(5)	(809)	(817)
Balance at February 28, 2017	$(216)	$1	$(35)	$(6)	$(3,553)	$(3,809)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at November 30, 2015	$32	$260	$(39)	$—	$(911)	$(658)
Other comprehensive income (loss) before reclassification adjustments	(4)	(139)	—	—	(1,121)	(1,264)
Amounts reclassified from accumulated OCI	—	—	2	—	—	2
Tax benefit (provision)	2	51	(1)	—	—	52
Net other comprehensive income (loss)	(2)	(88)	1	—	(1,121)	(1,210)
Balance at February 29, 2016	$30	$172	$(38)	$—	$(2,032)	$(1,868)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2015	$29	$259	$(40)	$—	$(462)	$(214)
Other comprehensive income (loss) before reclassification adjustments	(1)	(144)	—	—	(1,570)	(1,715)
Amounts reclassified from accumulated OCI	—	—	3	—	—	3
Tax benefit (provision)	2	57	(1)	—	—	58
Net other comprehensive income (loss)	1	(87)	2	—	(1,570)	(1,654)
Balance at February 29, 2016	$30	$172	$(38)	$—	$(2,032)	$(1,868)

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

To improve comparability, certain classification changes were made to prior period Sales, Cost of sales and Selling, general and administrative expenses. These changes had no impact on Operating Income or Adjusted Operating Income. The reclassifications were made in the fourth quarter of fiscal 2016.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three Months Ended February 28, 2017
Sales to external customers	$21,814	$3,101	$4,531	$—	$29,446
Intersegment sales	—	—	499	(499)	—
Sales	$21,814	$3,101	$5,030	$(499)	$29,446

Adjusted Operating Income	$1,552	$242	$226	$(4)	$2,016
Three Months Ended February 29, 2016
Sales to external customers	$21,500	$3,627	$5,057	$—	$30,184
Intersegment sales	—	1	570	(571)	—
Sales	$21,500	$3,628	$5,627	$(571)	$30,184

Adjusted Operating Income	$1,632	$335	$155	$(2)	$2,120

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Six Months Ended February 28, 2017
Sales to external customers	$42,473	$6,063	$9,411	$—	$57,947
Intersegment sales	—	—	1,036	(1,036)	—
Sales	$42,473	$6,063	$10,447	$(1,036)	$57,947

Adjusted Operating Income	$2,841	$455	$450	$(4)	$3,742
Six Months Ended February 29, 2016
Sales to external customers	$41,870	$7,086	$10,261	$—	$59,217
Intersegment sales	—	1	1,162	(1,163)	—
Sales	$41,870	$7,087	$11,423	$(1,163)	$59,217

Adjusted Operating Income	$2,875	$650	$321	$(7)	$3,839

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three Months Ended February 28, 2017
Adjusted Operating Income	$1,552	$242	$226	$(4)	$2,016
Cost transformation					(340)
Acquisition-related amortization					(82)
LIFO provision					(49)
Adjustments to equity earnings in AmerisourceBergen					(37)
Acquisition-related costs					(29)
Operating Income					$1,479
Three Months Ended February 29, 2016
Adjusted Operating Income	$1,632	$335	$155	$(2)	$2,120
Cost transformation					(28)
Acquisition-related amortization					(101)
LIFO provision					(68)
Acquisition-related costs					(33)
Asset impairment					(30)
Operating Income					$1,860

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Six Months Ended February 28, 2017
Adjusted Operating Income	$2,841	$455	$450	$(4)	$3,742
Cost transformation					(421)
Acquisition-related amortization					(164)
LIFO provision					(107)
Adjustments to equity earnings in AmerisourceBergen					(78)
Acquisition-related costs					(46)
Operating Income					$2,926
Six Months Ended February 29, 2016
Adjusted Operating Income	$2,875	$650	$321	$(7)	$3,839
Cost transformation					(118)
Acquisition-related amortization					(182)
LIFO provision					(114)
Acquisition-related costs					(67)
Asset impairment					(30)
Operating Income					$3,328

Note 16. New Accounting Pronouncements

Adoption of New Accounting Pronouncements

Simplifying the Test for Goodwill Impairment

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU requires the Company to perform its annual, or applicable interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge must be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 (fiscal 2021). The Company early adopted this guidance on a prospective basis during the quarter ended February 28, 2017. The adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amended guidance also removes the existing evaluation of a market participant’s ability to replace missing elements and narrows the definition of output to achieve consistency with other topics. This ASU is effective for fiscal years beginning after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years. The Company early adopted this guidance on a prospective basis during the quarter ended February 28, 2017. The adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Interests Held Through Related Parties Under Common Control
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. This ASU is effective for fiscal years beginning after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this guidance on a modified retrospective basis during the quarter ended February 28, 2017. The adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

New Accounting Pronouncements Not Yet Adopted

Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a retrospective basis. The Company is evaluating the effect this ASU will have on its consolidated statement of cash flows.

Tax Accounting for Intra-entity Asset Transfers
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Topic 740, Income Taxes, prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this ASU require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the effect this ASU will have on its consolidated statement of cash flows.

Recognition of Breakage for Prepaid Stored-value Products
In March 2016, the FASB issued ASU 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU addresses diversity in practice related to the de-recognition of a prepaid store-value product liability. The ASU amends the guidance on extinguishing financial liabilities for certain prepaid store-value products. If an entity selling prepaid store-value products expects to be entitled to an amount that will not be redeemed, the entity will recognize the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable that a significant reversal of the breakage amount will not subsequently occur. The ASU is effective for annual periods beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted, including adoption before the effective date of ASU 2015-14, Revenue from Contracts with Customers (described below). The amendments in this ASU should be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. The Company is evaluating the effect the ASU will have on its consolidated financial statements.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This ASU increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. At the lease commencement date, lessee recognizes a lease liability and right-of-use asset, which is initially measured at the present value of future lease payments. Under the finance lease approach, interest on the lease liability is recognized separately from amortization of the right-of-use asset. Repayments of the principal portion of the lease liability will be classified as financing activities and payments of interest on the lease liability and variable lease payments will be classified as operating activities in the statement of cash flows. Under the operating lease approach, the cost of the lease is calculated on a straight-line basis over the life of the lease term. All cash payments are classified as operating activities in the statement of cash flows. For sale and leaseback transactions, in order for a sale to occur, the transfer of the asset must meet all criteria in Topic 606. Any consideration paid for the asset is accounted for as a financing transaction. For transactions previously accounted for as a sale and leaseback, the transition guidance in Topic 842 does not require an entity to assess whether the transaction would have qualified as a sale and a leaseback in accordance with Topic 842. Additionally, gains recorded under sale and leaseback transactions are recognized at the transaction date and no longer deferred over the lease term. This ASU is effective for annual periods beginning after December 15, 2018 (fiscal 2020). In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented (fiscal 2018) using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. The Company has begun evaluating and planning for the adoption and implementation of this ASU, including assessing the overall impact. This ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is being evaluated. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position.

Classification and Measurement of Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires equity investments (except those under the equity method of accounting or those that result in the consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This simplifies the impairment assessment of equity investments previous held at cost. Separate presentation of financial assets and liabilities by measurement category is required. This ASU is effective prospectively for annual periods beginning after December 15, 2017 (fiscal 2019). Early application is permitted, for fiscal years or interim periods that have not yet been issued as of the beginning of the fiscal year of adoption. The Company is evaluating the effect of adopting this new accounting guidance.

Revenue Recognition on Contracts with Customers
In May 2015, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 (fiscal 2019) and is the date on which the Company expects to adopt the new guidance. Subsequently, the FASB has also issued additional accounting standards updates to clarify the guidance in ASU 2014-09, all of which must be adopted concurrently. In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance.

Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU simplifies current accounting treatments by requiring entities to measure most inventories at “the lower of cost and net realizable value” rather than using lower of cost or market. This guidance does not apply to inventories measured using last-in, first-out method or the retail inventory method. This ASU is effective prospectively for annual periods beginning after December 15, 2016 and interim periods thereafter (fiscal 2018) with early adoption permitted. Upon transition, entities must disclose the accounting change. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

Note 17. Related Parties
The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations.

Related party transactions (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Purchases, net	$10,602	$10,481	$21,238	$20,804

	February 28, 2017	August 31, 2016
Trade accounts payable, net	$4,207	$3,456

Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

See Note 15, Segment Reporting for further information.

On October 27, 2015, Walgreens Boots Alliance entered into an Agreement and Plan of Merger with Rite Aid Corporation (“Rite Aid”) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of Walgreens Boots Alliance (as amended as described below, the “Merger Agreement”), pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,547 stores in 31 states and the District of Columbia as of November 26, 2016. The Merger Agreement was amended by Amendment No. 1 (the “Amendment”) on January 29, 2017. Under the terms of the Amendment, the parties agreed to reduce the price for each share of Rite Aid common stock to be paid by Walgreens Boots Alliance upon closing to a maximum of $7.00 per share and a minimum of $6.50 per share. In addition, Walgreens Boots Alliance will be required to divest up to 1,200 Rite Aid stores and certain additional related assets if required to obtain regulatory approval. The exact price per share will be determined based on the number of required store divestitures, with the price set at $7.00 per share if 1,000 stores or fewer are required for divestiture and at $6.50 per share if 1,200 stores are required for divestiture. If the required divestitures fall between 1,000 and 1,200 stores, then there will be a pro-rata adjustment of the price per share. Additionally, Walgreens Boots Alliance and Rite Aid agreed to extend the end date under the Merger Agreement to July 31, 2017 in order to allow the parties additional time to obtain regulatory approval. The transaction is subject to approval by the holders of Rite Aid’s common stock, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

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

On April 3, 2017, Walgreens Boots Alliance announced that Walgreens and pharmacy benefit manager Prime Therapeutics LLC have closed their transaction to form a combined central specialty pharmacy and mail services company, as part of the strategic alliance first announced in August 2016. The company, AllianceRx Walgreens Prime, will be consolidated by Walgreens Boots Alliance in its financial statements.

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
As of February 28, 2017, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock, and had designated one member of AmerisourceBergen’s board of directors. As of February 28, 2017, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

Effective March 18, 2016, the Company accounted for the investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment being classified within the operating income of the Pharmaceutical Wholesale segment. See Note 4, Equity Method Investments, to the Consolidated Condensed Financial Statements for further information.

RESTRUCTURING PROGRAMS
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implements and builds on the planned three-year, $1.0 billion cost-reduction initiative previously announced by Walgreens on August 6, 2014 and includes a number of elements designed to help achieve profitable growth through increased cost efficiencies. In April 2015, the Company announced that it had identified additional opportunities for cost savings that increased the total expected cost savings of the Cost Transformation Program by $500 million to a targeted $1.5 billion by the end of fiscal 2017, with significant areas of focus including plans to close approximately 200 stores across the U.S.; reorganize divisional and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on the Company’s Retail Pharmacy USA segment. The Company achieved $1.5 billion in savings from its previously announced Cost Transformation Program ahead of schedule. As of the date of this report, the Company expects to close a total of approximately 260 stores. The program is on track to be completed by the end of fiscal 2017. Accordingly, full program benefits will be recognized in subsequent periods.

As of the date of this report, the Company estimates that the Cost Transformation Program will recognize cumulative pre-tax charges to its financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”) of approximately $1.8 billion (which is consistent with the upper end of the expected range of pre-tax charges at the time the Cost Transformation Program was launched in April 2015). These charges include costs associated with lease obligations and other real estate payments, asset impairments and employee termination and other business transition and exit costs. As of the date of this report, the Company expects to incur pre-tax charges of approximately $675 million for real estate costs, including lease obligations (net of estimated sublease income); $725 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs; and $400 million for employee severance and other business transition and exit costs. The Company estimates that approximately 60% of the cumulative pre-tax charges will result in cash expenditures over time, primarily related to historical and future lease and other real estate payments and employee separation costs. See Note 2. Restructuring, to the Consolidated Financial Statements for additional information.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary Note Regarding Forward-Looking Statements” below.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the three and six months ended February 28, 2017 and February 29, 2016, respectively.

	(in millions, except per share amounts)
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Sales	$29,446	$30,184	$57,947	$59,217
Gross Profit(2)	7,561	7,867	14,677	15,286
Selling, general and administrative expenses(2)	6,124	6,007	11,810	11,958
Operating Income	1,479	1,860	2,926	3,328
Adjusted Operating Income (Non-GAAP measure) (1)	2,016	2,120	3,742	3,839
Earnings Before Interest and Income Tax Provision	1,464	1,364	2,912	2,775
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	1,060	930	2,114	2,040
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) (1)	1,476	1,423	2,677	2,555
Net earnings per common share – diluted	0.98	0.85	1.94	1.87
Adjusted net earnings per common share – diluted (Non-GAAP measure) (1)	1.36	1.31	2.46	2.34

	Percentage Increases (Decreases) from Prior Year
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Sales	(2.4)	13.6	(2.1)	28.4
Gross Profit(2)	(3.9)	15.0	(4.0)	25.9
Selling, general and administrative expenses(2)	1.9	7.9	(1.2)	19.3
Operating Income	(20.5)	35.1	(12.1)	36.9
Adjusted Operating Income (Non-GAAP measure) (1)	(4.9)	15.2	(2.5)	29.8
Earnings Before Interest and Income Tax Provision	7.3	(47.3)	4.9	(27.7)
Net Earnings Attributable to Walgreens Boots Alliance, Inc.	14.0	(54.5)	3.6	(29.5)
Adjusted Net Earnings Attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) (1)	3.7	14.4	4.8	28.2
Net earnings per common share – diluted	15.3	(56.0)	3.7	(35.1)
Adjusted net earnings per common share – diluted (Non-GAAP measure) (1)	3.8	11.0	5.1	18.2

	Percent to Sales
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Gross Margin(2)	25.7	26.1	25.3	25.8
Selling, general and administrative expenses(2)	20.8	19.9	20.4	20.2

(1)
See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).

(2)
To improve comparability, certain classification changes were made to prior period Sales, Cost of sales and Selling, general and administrative expenses. These changes had no impact on Operating Income or Adjusted Operating Income. The reclassifications were made in the fourth quarter of fiscal 2016.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
Net earnings attributable to Walgreens Boots Alliance for the three months ended February 28, 2017 increased 14.0% to $1,060 million compared with the prior year period, while diluted net earnings per share increased 15.3% to $0.98 compared with the prior year period. The increases in net earnings and net earnings per diluted share for the three month period ended February 28, 2017 primarily reflect the reduction in the fair value of the Company’s AmerisourceBergen warrants in the year-ago quarter, partially offset by higher costs related to the Cost Transformation Program in the quarter. The year-ago quarter included an extra day due to the leap year. Net earnings and net earnings per diluted share were negatively impacted by 3.0 percentage points and 2.3 percentage points, respectively, as a result of currency translation.

Net earnings attributable to Walgreens Boots Alliance for the six months ended February 28, 2017 increased 3.6% to $2.1 billion compared with the prior year period, while net earnings per diluted share increased 3.7% to $1.94 compared with the prior year period. The increases in net earnings and net earnings per diluted share for the six month period ended February 28, 2017 primarily reflect the reduction in the fair value of the Company’s AmerisourceBergen warrants in the year-ago period, partially offset by higher costs related to the Cost Transformation Program in the period and higher interest expense. The year-ago period included an extra day due to the leap year. Net earnings and net earnings per diluted share were negatively impacted by 2.9 percentage points and 3.3 percentage points, respectively, as a result of currency translation.

Other expense for the three and six months ended February 28, 2017 was an expense of $15 million and $14 million, respectively, as compared to an expense of $496 million and $553 million in the three and six months ended February 29, 2016, respectively. The decrease in other expense primarily reflect the reduction in the fair value of the AmerisourceBergen warrants in the prior year periods, which resulted in an expense of $529 million and $586 million for the three and six months ended February 29, 2016, respectively.

Interest was a net expense of $172 million and $345 million for the three and six months ended February 28, 2017, respectively, compared to $140 million and $278 million in the three and six months ended February 29, 2016, respectively. The increases mainly reflect the interest expense associated with the debt financing for the pending acquisition of Rite Aid.

The effective tax rate for the three months ended February 28, 2017 was 19.0% compared to 24.6% for the three months ended February 29, 2016. The decrease in the effective tax rate was primarily attributable to a lower estimated annual tax rate and incremental net discrete tax benefits. The lower estimated annual tax rate was mostly a result of forecast changes in the geographic mix of the Company’s pre-tax earnings, increased benefits associated with the U.S. taxation of its non-U.S. operations and a reduced negative impact of certain permanent book-tax differences. The incremental discrete tax benefits result from adopting ASU 2016-09 and the recognition of previously unrecognized tax benefits associated with multiple tax jurisdictions and related to multiple years.

The effective tax rate for the six months ended February 28, 2017 was 18.2% compared to 18.7% for the six months ended February 29, 2016. The decrease in the effective tax rate was primarily attributable to a lower estimated annual tax rate partially offset by reduced net discrete tax benefits. The lower estimated annual tax rate was mostly a result of forecast changes in the geographic mix of the Company’s pre-tax earnings, increased benefits associated with the U.S. taxation of its non-U.S. operations and a reduced negative impact of certain permanent book-tax differences. The reduced discrete tax benefits included the deferred tax benefit of tax rate changes enacted in the United Kingdom of $77 million for the six months ended February 28, 2017, compared to $178 million for the six months ended February 29, 2016. This was partially offset by the discrete tax benefits of adopting ASU 2016-09 and the recognition of previously unrecognized tax benefits associated with multiple tax jurisdictions and related to multiple years.

Walgreens Boots Alliance Adjusted Net Earnings Per Diluted Share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended February 28, 2017 increased 3.7% to $1.5 billion, compared with the year-ago quarter. Adjusted net earnings per diluted share increased 3.8% to $1.36, compared with the year-ago quarter. Adjusted net earnings and adjusted net earnings per diluted share were negatively impacted by 2.5 percentage points and 2.3 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted net earnings per diluted share for the three months ended February 28, 2017 was primarily due to a reduced income tax provision. The year-ago quarter included an extra day due to the leap year.

Adjusted net earnings attributable to Walgreens Boots Alliance for the six months ended February 28, 2017, increased 4.8% to $2.7 billion, compared with the year-ago period. Adjusted net earnings per diluted share increased 5.1% to $2.46, compared with the year-ago period. Adjusted net earnings and adjusted net earnings per diluted share were negatively impacted by 2.3 percentage points and 2.6 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted net earnings per diluted share for the six months ended February 28, 2017 was primarily due to a reduced income tax provision. The year-ago period included an extra day due to the leap year. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA

	(in millions, except location amounts)
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Sales	$21,814	$21,500	$42,473	$41,870
Gross Profit	5,876	5,895	11,315	11,340
Selling, general and administrative expenses	4,756	4,466	9,090	8,883
Operating Income	1,120	1,429	2,225	2,457
Adjusted Operating Income (Non-GAAP measure) (1)	1,552	1,632	2,841	2,875

Number of Prescriptions (2)	192.7	186.7	379.9	372.6
30-Day Equivalent Prescriptions (2)(3)	246.7	232.9	484.2	463.6
Number of Locations at period end	8,126	8,196	8,126	8,196

	Percentage Increases (Decreases) from Prior Year
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Sales	1.5	2.1	1.4	3.1
Gross Profit	(0.3)	2.6	(0.2)	2.7
Selling, general and administrative expenses	6.5	(2.0)	2.3	(1.4)
Operating Income	(21.6)	10.6	(9.4)	4.7
Adjusted Operating Income (Non-GAAP measure) (1)	(4.9)	2.1	(1.2)	5.9
Comparable Store Sales (4)	2.4	2.2	1.8	4.0
Pharmacy Sales	3.7	3.2	3.1	4.9
Comparable Pharmacy Sales (4)	4.2	3.7	3.0	6.5
Retail Sales	(2.7)	0.3	(1.9)	(0.3)
Comparable Retail Sales (4)	(0.8)	(0.3)	(0.7)	(0.4)
Comparable Number of Prescriptions (2)(4)	5.2	1.3	3.1	2.4
Comparable 30-Day Equivalent Prescriptions (2)(3)(4)	7.9	2.8	5.7	3.8

	Percent to Sales
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Gross Margin	26.9	27.4	26.6	27.1
Selling, general and administrative expenses	21.8	20.8	21.4	21.2

(1)	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.

(2)	Includes immunizations.

(3)
Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(4)
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or subject to a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the industries in which we operate. As a result, our method of calculating comparable sales may not be the same as other companies’ methods. Comparable sales and comparable prescription figures are adjusted for the leap year by including only the first 28 days of February 2016.

Sales for the Three Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy USA division’s sales for the three months ended February 28, 2017 increased by 1.5% to $21.8 billion. Sales in comparable stores increased 2.4% compared with the year-ago quarter.

Pharmacy sales increased by 3.7% for the three months ended February 28, 2017 and represented 66.5% of the division’s total sales. In the year-ago quarter, pharmacy sales were up 3.2% and represented 65.0% of the division’s sales. Comparable pharmacy sales increased 4.2% for the three months ended February 28, 2017, compared to an increase of 3.7% in the year-ago quarter, primarily due to Medicare Part D growth and volume growth from previously announced strategic pharmacy partnerships. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.9% in the three months ended February 28, 2017 versus a reduction of 1.9% in the year-ago quarter. On total division sales, this effect was a reduction of 1.7% for the three months ended February 28, 2017 compared to a reduction of 1.1% for the year-ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended February 28, 2017 were 192.7 million compared to 186.7 million in the year-ago quarter. Prescriptions (including immunizations) adjusted to 30-day equivalents were 246.7 million in the three months ended February 28, 2017 compared to 232.9 million in the year-ago quarter.

Retail sales decreased 2.7% for the three months ended February 28, 2017 and were 33.5% of the division’s total sales. In the year-ago quarter, retail sales increased 0.3% and represented 35.0% of the division’s sales. The decrease in the current quarter reflects the impact of the previously announced closure of certain e-commerce operations in the year-ago quarter. Comparable retail sales decreased 0.8% in the three months ended February 28, 2017 compared to a decrease of 0.3% in the year-ago quarter. The decrease in comparable retail sales growth in the current period was due to declines in the consumables and general merchandise category and the personal care category, partially offset by increases in the health and wellness category and the beauty category.

Operating Income for the Three Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy USA division’s operating income for the three months ended February 28, 2017 decreased 21.6% to $1.1 billion. The decrease was primarily due to higher expenses associated with the Cost Transformation Program.

Gross profit decreased 0.3% from the year-ago quarter, with a decrease in retail gross profit partially offset by an increase in pharmacy gross profit. The year-ago quarter included an extra day due to the leap year.

Selling, general and administrative expenses as a percentage of sales were 21.8% in the three months ended February 28, 2017 compared to 20.8% in the year-ago quarter. Expenses as a percentage of sales were higher in the current period primarily due to higher expenses associated with the Cost Transformation Program.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy USA division’s adjusted operating income for the three months ended February 28, 2017 decreased 4.9% to $1.6 billion. The decrease was primarily due to lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the Six Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy USA division’s total sales for the six months ended February 28, 2017 increased 1.4% to $42.5 billion. Sales in comparable stores increased 1.8% compared with the year-ago period.

Pharmacy sales increased by 3.1% for the six months ended February 28, 2017 and represented 67.8% of the division’s total sales. In the six months ended February 29, 2016, pharmacy sales were up 4.9% and represented 66.7% of the division’s sales. Comparable pharmacy sales were up 3.0% in the six months ended February 28, 2017 compared to an increase of 6.5% in the six months ended February 29, 2016. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.6% in the current six month period ended February 28, 2017 versus a reduction of 2.2% in the year-ago period. The effect of generics on division total sales was a reduction of 1.6% in the current six month period compared to a reduction of 1.3% in the year-ago period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.6% of prescription sales for the six month period ended February 28, 2017 compared to 97.2% for the six months ended February 29, 2016. The total number of prescriptions (including immunizations) filled for the six months ended February 28, 2017 was approximately 379.9 million compared to 372.6 million for the year-ago period. Prescriptions (including immunizations) adjusted to 30 day equivalents were 484.2 million in the current six month period versus 463.6 million in the year-ago period.

Retail sales decreased 1.9% for the six months ended February 28, 2017 and were 32.2% of the division’s total sales. In comparison, for the six months ended February 29, 2016 retail sales decreased 0.3% and represented 33.3% of the division’s total sales. The decrease in the current period reflects the impact of the previously announced closure of certain e-commerce operations in the year-ago period. Comparable retail sales decreased 0.7% for the current six month period compared to a decrease of 0.4% in the year-ago period. The decrease in comparable retail sales in the six months ended February 28, 2017 was primarily attributable to declines in the consumables and general merchandise category and the personal care category, partially offset by growth in health and wellness category and the beauty category.

Operating Income for the Six Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy USA division’s operating income for the six months ended February 28, 2017 decreased 9.4% to $2.2 billion. The decrease was primarily due to higher costs associated with the Cost Transformation Program, partially offset by other cost benefits.

Gross profit decreased 0.2% from the year-ago period primarily due to a decrease in retail gross profit. The year-ago period included an extra day due to the leap year.

Selling, general and administrative expenses as a percentage of sales were 21.4% for the six month period ended February 28, 2017 compared to 21.2% in the year-ago period. As a percentage of sales, expenses in the current period were higher primarily due to increased costs associated with the Cost Transformation Program, partially offset by other cost benefits.

Adjusted Operating Income (Non-GAAP measure) for the Six Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy USA division’s adjusted operating income for the six months ended February 28, 2017 decreased 1.2% to $2.8 billion. The decrease was primarily due to lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions, except location amounts)
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Sales (4)	$3,101	$3,628	$6,063	$7,087
Gross Profit (4)	1,204	1,439	2,379	2,861
Selling, general and administrative expenses (4)	1,006	1,140	1,999	2,260
Operating Income	198	299	380	601
Adjusted Operating Income (Non-GAAP measure) (1)	242	335	455	650
Number of Locations at period end	4,701	4,603	4,701	4,603

	Percentage Increases (Decreases) from Prior Year
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Sales (4)	(14.5)	NA	(14.4)	NA
Gross Profit (4)	(16.3)	NA	(16.8)	NA
Selling, general and administrative expenses (4)	(11.8)	NA	(11.5)	NA
Operating Income	(33.8)	NA	(36.8)	NA
Adjusted Operating Income (Non-GAAP measure) (1)	(27.8)	NA	(30.0)	NA
Comparable Store Sales (2)	(13.7)	NA	(14.3)	NA
Comparable Store Sales in constant currency (2)(3)	(0.9)	NA	(0.5)	NA
Pharmacy Sales (4)	(15.6)	NA	(14.9)	NA
Comparable Pharmacy Sales (2)	(15.4)	NA	(15.0)	NA
Comparable Pharmacy Sales in constant currency (2)(3)	(3.7)	NA	(2.1)	NA
Retail Sales (4)	(14.0)	NA	(14.2)	NA
Comparable Retail Sales (2)	(12.8)	NA	(13.8)	NA
Comparable Retail Sales in constant currency (2)(3)	0.6	NA	0.4	NA

	Percent to Sales
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Gross Margin (4)	38.8	39.7	39.2	40.4
Selling, general and administrative expenses (4)	32.4	31.4	33.0	31.9

NA	Not applicable

(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

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

(4)
To improve comparability, certain classification changes were made to prior period Sales, Cost of sales and Selling, general and administrative expenses. These changes had no impact on Operating Income or Adjusted Operating Income. The reclassifications were made in the fourth quarter of fiscal 2016.

Sales for the Three Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy International division’s sales for the three months ended February 28, 2017 decreased 14.5% to $3.1 billion. Sales in comparable stores decreased 13.7% from the year-ago quarter.

Of the decreases in sales and comparable store sales, 12.6 percentage points and 12.8 percentage points, respectively, were as a result of the negative impact of currency translation. Comparable store sales in constant currency decreased 0.9% from the year-ago quarter.

Pharmacy sales decreased by 15.6% in the three months ended February 28, 2017 and represented 32.1% of the division’s sales. Comparable pharmacy sales decreased 15.4% from the year-ago quarter.

Of the decreases in pharmacy sales and comparable pharmacy sales, 11.6 percentage points and 11.7 percentage points, respectively, were as a result of the negative impact of currency translation. Comparable pharmacy sales in constant currency decreased 3.7% from the year-ago quarter. The decrease was mainly due to the negative impact of a reduction in pharmacy funding in the United Kingdom, partially offset by growth in other markets.

Retail sales decreased 14.0% for the three months ended February 28, 2017 and were 67.9% of the division’s sales. Comparable retail sales decreased 12.8% from the year-ago quarter.

Retail sales and comparable retail sales were negatively impacted by 13.1 percentage points and 13.4 percentage points, respectively, as a result of currency translation. Comparable retail sales in constant currency increased 0.6% from the year-ago quarter reflecting Boots growth in the United Kingdom, Republic of Ireland and Thailand.

Operating Income for the Three Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy International division’s operating income for the three months ended February 28, 2017 decreased 33.8% to $198 million of which 9.7 percentage points ($29 million) was as a result of the negative impact of currency translation. The remaining decrease was due to lower gross profit and higher selling, general and administrative expenses as a percentage of sales.

Gross profit decreased 16.3% from the year-ago quarter of which 12.3 percentage points ($178 million) was as a result of the negative impact of currency translation. The remaining decrease was primarily due to lower gross profit in the United Kingdom which was impacted by reduced pharmacy funding compared to the year-ago quarter.

Selling, general and administrative expenses decreased 11.8% from the year-ago quarter. Expenses were positively impacted by 13.1 percentage points ($149 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 32.4% in the current quarter, compared to 31.4% in the year-ago quarter.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy International division’s adjusted operating income for the three months ended February 28, 2017 decreased 27.8% to $242 million of which 11.1 percentage points ($37 million) was as a result of the negative impact of currency translation. The remaining decrease was primarily due to lower gross profit and higher selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the Six Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy International division’s sales for the six months ended February 28, 2017 decreased 14.4% to $6.1 billion. Sales in comparable stores decreased 14.3% from the year-ago period.

Of the decreases in sales and comparable store sales, 13.7 percentage points and 13.8 percentage points, respectively, were as a result of the negative impact of currency translation. Comparable store sales in constant currency decreased 0.5% from the year-ago period.

Pharmacy sales decreased by 14.9% in the six months ended February 28, 2017 and represented 33.8% of the division’s sales. Comparable pharmacy sales decreased 15.0% from the year-ago period.

Of the decreases in pharmacy sales and comparable pharmacy sales, 13.0 percentage points and 12.9 percentage points, respectively, were as a result of the negative impact of currency translation. Comparable pharmacy sales in constant currency decreased 2.1% from the year-ago period. The decrease was mainly due to the negative impact of a reduction in pharmacy funding in the United Kingdom.

Retail sales decreased 14.2% for the six months ended February 28, 2017 and were 66.2% of the division’s sales. Comparable retail sales decreased 13.8% from the year-ago period.

Retail sales and comparable retail sales were negatively impacted by 14.1 percentage points and 14.2 percentage points, respectively, as a result of currency translation. Comparable retail sales in constant currency increased 0.4% from the year-ago period reflecting Boots growth in the United Kingdom, Republic of Ireland and Thailand.

Operating Income for the Six Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy International division’s operating income for the six months ended February 28, 2017 decreased 36.8% to $380 million of which 9.7 percentage points ($58 million) was as a result of the negative impact of currency translation. The remaining decrease was due to lower gross profit and higher selling, general and administrative expenses as a percentage of sales.

Gross profit decreased 16.8% from the year-ago period of which 13.4 percentage points ($386 million) was as a result of the negative impact of currency translation. The remaining decrease was primarily due to lower gross profit in the United Kingdom which was impacted by reduced pharmacy funding compared to the year-ago period.

Selling, general and administrative expenses decreased 11.5% from the year-ago period. Expenses were positively impacted by 14.5 percentage points ($328 million) as a result of currency translation. This was offset in part by higher depreciation over the year-ago period. As a percentage of sales, selling, general and administrative expenses were 33.0% in the current period, compared to 31.9% in the year-ago period.

Adjusted Operating Income (Non-GAAP measure) for the Six Months Ended February 28, 2017 and February 29, 2016
Retail Pharmacy International division’s adjusted operating income for the six months ended February 28, 2017 decreased 30.0% to $455 million of which 10.9 percentage points ($71 million) was as a result of the negative impact of currency translation. The remaining decrease was due to lower gross profit and higher selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions, except location amounts)
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Sales	$5,030	$5,627	$10,447	$11,423
Gross Profit	485	535	987	1,092
Selling, general and administrative expenses	362	401	721	815
Equity earnings in AmerisourceBergen	42	—	59	—
Operating Income	165	134	325	277
Adjusted Operating Income (Non-GAAP measure) (1)	226	155	450	321

	Percentage Increases (Decreases) from Prior Year
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Sales	(10.6)	NA	(8.5)	NA
Gross Profit	(9.3)	NA	(9.6)	NA
Selling, general and administrative expenses	(9.7)	NA	(11.5)	NA
Operating Income	23.1	NA	17.3	NA
Adjusted Operating Income (Non-GAAP measure) (1)	45.8	NA	40.2	NA
Comparable Sales (2)	(6.5)	NA	(4.6)	NA
Comparable Sales in constant currency (2)(3)	5.2	NA	5.0	NA

	Percent to Sales
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Gross Margin	9.6	9.5	9.4	9.6
Selling, general and administrative expenses	7.2	7.1	6.9	7.1

NA	Not applicable

(1)	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

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

Sales for the Three Months Ended February 28, 2017 and February 29, 2016
Pharmaceutical Wholesale division’s sales for the three months ended February 28, 2017 decreased 10.6% to $5.0 billion. Comparable sales, which exclude acquisitions and dispositions, decreased 6.5%.

Sales and comparable sales were negatively impacted by 11.2 percentage points and 11.7 percentage points, respectively, as a result of currency translation. Comparable sales in constant currency increased 5.2%, reflecting growth in emerging markets and the United Kingdom.

Operating Income for the Three Months Ended February 28, 2017 and February 29, 2016

Pharmaceutical Wholesale division’s operating income for the three months ended February 28, 2017, which included $42 million from the Company’s share of equity earnings in AmerisourceBergen, increased 23.1% to $165 million. Operating income was negatively impacted by 13.5 percentage points ($18 million) as a result of currency translation.

Gross profit decreased 9.3% from the year-ago quarter. Gross profit was negatively impacted by 10.8 percentage points ($58 million) as a result of currency translation.

Selling, general and administrative expenses decreased 9.7% from the year-ago quarter. Expenses were positively impacted by 9.9 percentage points ($40 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 7.2% in the current quarter, compared to 7.1% in the year-ago quarter.

Adjusted Operating Income (Non-GAAP measure) for the Three Months Ended February 28, 2017 and February 29, 2016
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended February 28, 2017, which included $79 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 45.8% to $226 million. Adjusted operating income was negatively impacted by 13.6 percentage points ($21 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income increased 8.4% over the year-ago quarter. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the Six Months Ended February 28, 2017 and February 29, 2016
Pharmaceutical Wholesale division’s sales for the six months ended February 28, 2017 decreased 8.5% to $10.4 billion. Comparable sales decreased 4.6%.

Sales and comparable sales were negatively impacted by 9.1 percentage points and 9.6 percentage points respectively, as a result of currency translation. Comparable sales in constant currency increased 5.0%, reflecting growth in emerging markets and the United Kingdom.

Operating Income for the Six Months Ended February 28, 2017 and February 29, 2016
Pharmaceutical Wholesale division’s operating income for the six months ended February 28, 2017, which included $59 million from the Company’s share of equity earnings in AmerisourceBergen, increased 17.3% to $325 million. Operating income negatively impacted by 11.6 percentage points ($32 million) as a result of currency translation. The remaining increase was primarily due to lower selling, general and administrative expenses as a percentage of sales.

Gross profit decreased 9.6% from the year-ago period of which 9.2 percentage points ($101 million) was as a result of the negative impact of currency translation.

Selling, general and administrative expenses decreased 11.5% from the year-ago period of which 8.4 percentage points ($69 million) was as a result of the negative impact of currency translation. The remaining decrease was primarily related to cost benefits and dispositions. As a percentage of sales, selling, general and administrative expenses were 6.9% in the current period, compared to 7.1% in the year-ago period.

Adjusted Operating Income (Non-GAAP measure) for the Six Months Ended February 28, 2017 and February 29, 2016
Pharmaceutical Wholesale division’s adjusted operating income for the six months ended February 28, 2017, which included $137 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 40.2% to $450 million. Adjusted operating income was negatively impacted by 11.8 percentage points ($38 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income increased 9.3% over the year-ago period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions)
	Three Months Ended February 28, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$1,120	$198	$165	$(4)	$1,479
Cost transformation	316	19	5	—	340
Acquisition-related amortization	38	25	19	—	82
LIFO provision	49	—	—	—	49
Adjustments to equity earnings in AmerisourceBergen	—	—	37	—	37
Acquisition-related costs	29	—	—	—	29
Adjusted Operating Income (Non-GAAP measure)	$1,552	$242	$226	$(4)	$2,016

	(in millions)
	Three Months Ended February 29, 2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$1,429	$299	$134	$(2)	$1,860
Cost transformation	25	3	—	—	28
Acquisition-related amortization	47	33	21	—	101
LIFO provision	68	—	—	—	68
Acquisition-related costs	33	—	—	—	33
Asset impairment	30	—	—	—	30
Adjusted Operating Income (Non-GAAP measure)	$1,632	$335	$155	$(2)	$2,120

	(in millions)
	Six Months Ended February 28, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$2,225	$380	$325	$(4)	$2,926
Cost transformation	388	25	8	—	421
Acquisition-related amortization	75	50	39	—	164
LIFO provision	107	—	—	—	107
Adjustments to equity earnings in AmerisourceBergen	—	—	78	—	78
Acquisition-related costs	46	—	—	—	46
Adjusted Operating Income (Non-GAAP measure)	$2,841	$455	$450	$(4)	$3,742

	(in millions)
	Six Months Ended February 29, 2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating Income (GAAP)	$2,457	$601	$277	$(7)	$3,328
Cost transformation	110	8	—	—	118
Acquisition-related amortization	97	41	44	—	182
LIFO provision	114	—	—	—	114
Acquisition-related costs	67	—	—	—	67
Asset impairment	30	—	—	—	30
Adjusted Operating Income (Non-GAAP measure)	$2,875	$650	$321	$(7)	$3,839

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$1,060	$930	$2,114	$2,040

Adjustments to Operating Income:
Cost transformation	340	28	421	118
Acquisition-related amortization(1)	82	101	164	182
LIFO provision(1)	49	68	107	114
Adjustments to equity earnings in AmerisourceBergen(1)	37	—	78	—
Acquisition-related costs(1)	29	33	46	67
Asset impairment(1)	—	30	—	30
Total Adjustments to Operating Income	537	260	816	511

Adjustments to Other income (expense):
Decrease in fair market value of AmerisourceBergen warrants(1)	—	529	—	586
Net investment hedging (gain) loss(1)	15	(33)	14	(33)
Total Adjustments to Other income (expense)	15	496	14	553

Adjustments to Interest expense, net:
Prefunded interest expenses(1)	48	—	89	—
Total Adjustments to Interest expense, net	48	—	89	—

Adjustments to Income tax provision:
United Kingdom tax rate change(2)	—	—	(77)	(178)
Tax impact of adjustments(3)	(184)	(263)	(279)	(371)
Total Adjustments to Income tax provision	(184)	(263)	(356)	(549)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,476	$1,423	$2,677	$2,555

Diluted net earnings per common share (GAAP)	$0.98	$0.85	$1.94	$1.87
Adjustments to Operating Income	0.50	0.24	0.76	0.47
Adjustments to Other income (expense)	0.01	0.46	0.01	0.50
Adjustments to Interest expense, net:	0.04	—	0.08	—
Adjustments to Income tax provision	(0.17)	(0.24)	(0.33)	(0.50)
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.36	$1.31	$2.46	$2.34

Weighted average common shares outstanding, diluted	$1,085.5	1,088.4	$1,086.9	1,093.5

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

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $11.8 billion (including $2.2 billion in non-U.S. jurisdictions) as of February 28, 2017, compared to $3.6 billion (including $1.6 billion in non-U.S. jurisdictions) at February 29, 2016. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases. Net cash provided by operating activities for the six months ended February 28, 2017 was $3.4 billion, compared to $3.1 billion for the year-ago period. The $0.3 billion increase in cash provided by operating activities was primarily due to improved working capital management, with higher cash inflows from changes in trade accounts payable and accounts receivable. Increases in cash inflows on trade accounts payable resulted primarily from changes in payment terms on pharmaceutical-related purchases. Increases in cash inflows on accounts receivable resulted primarily from pharmaceutical-related reimbursements, due to the timing of collections and an increase in the portion of Medicare Part D reimbursements.

Net cash used for investing activities was $197 million for the six months ended February 28, 2017, compared to $0.6 billion used in the year-ago period. Business acquisitions in the six months ended February 28, 2017 were $52 million compared to $86 million for the year-ago period. Business acquisitions in the year-ago period were primarily the acquisition of an international beauty brand and the purchase of prescription files.

For the six months ended February 28, 2017, additions to property, plant and equipment were $639 million compared to $657 million in the year-ago period. Capital expenditures by reporting segment were as follows:

	Six Months Ended
	February 28, 2017	February 29, 2016
Retail Pharmacy USA	$378	$386
Retail Pharmacy International	210	222
Pharmaceutical Wholesale	51	49
Total	$639	$657

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Additionally, investing activities for the six months ended February 28, 2017 included proceeds related to sale-leaseback transactions of $436 million, compared to $60 million in the year-ago period.

Net cash used for financing activities for the six months ended February 28, 2017 was $1.1 billion, compared to net cash used of $1.9 billion in the year-ago period. We repurchased shares to support the needs of the employee stock plans totaling $457 million in the six months ended February 28, 2017, compared to $1 billion in the six months ended February 29, 2016. Proceeds related to employee stock plans were $116 million during the six months ended February 28, 2017, compared to $129 million for the six months ended February 29, 2016. Cash dividends paid were $817 million during the six months ended February 28, 2017, compared to $787 million for the same period a year ago. We currently intend to continue to maintain a long-term dividend payout ratio target of approximately 30 to 35 percent of adjusted net earnings attributable to Walgreens Boots Alliance.

In April 2017, Walgreens Boots Alliance authorized the 2017 stock repurchase program (the “2017 stock repurchase program”), which authorizes the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. We determine the timing and amount of repurchases based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. We have repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5–1 plans, which enable us to repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws.

We periodically borrow under our commercial paper program and may continue to borrow under it in future periods. There were no commercial paper borrowings outstanding as of February 28, 2017 or August 31, 2016, respectively. The Company had no activity under its commercial paper program for the six months ended February 28, 2017. The Company had average daily short-term borrowings of $20 million of commercial paper outstanding at a weighted average interest rate of 0.62% for the six month period ended February 29, 2016.

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

On December 18, 2015, Walgreens Boots Alliance entered into a Bridge Term Loan Credit Agreement with the lenders party thereto (as amended, the “Bridge Credit Agreement”) and a Term Loan Credit Agreement with the lenders party thereto (as amended, the “2015 Term Loan Credit Agreement.” The Commitment Letter and the commitments contemplated thereby terminated upon Walgreens Boots Alliance entering into the Bridge Credit Agreement and the 2015 Term Loan Credit Agreement.

On June 1, 2016, Walgreens Boots Alliance issued in an underwritten public offering $1.2 billion of 1.750% notes due 2018 (the “2018 notes”), $1.5 billion of 2.600% notes due 2021 (the “2021 notes”), $0.8 billion of 3.100% notes due 2023 (the “2023 notes”), $1.9 billion of 3.450% notes due 2026 (the “2026 notes”) and $0.6 billion of 4.650% notes due 2046 (the “2046 notes”). These notes are subject to redemption in certain circumstances. Walgreens Boots Alliance intends to use the net proceeds from the sale of the notes to fund a portion of the cash consideration payable in connection with the merger contemplated by the Merger Agreement, to retire a portion of Rite Aid’s existing debt and to pay related fees and expenses. Any remaining net proceeds from the sale of the notes may also be used for general corporate purposes. In the event that such merger is not consummated on or prior to June 1, 2017 (the first anniversary of the issuance date of the notes) or if the Merger Agreement is terminated at any time on or prior to June 1, 2017, then Walgreens Boots Alliance will be required to redeem in full the 2018 notes, the 2021 notes and the 2023 notes (but not the 2026 notes or 2046 notes, which will remain outstanding in accordance with their respective terms) on the date described in the applicable note at a redemption price equal to 101% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, pursuant to the Merger Agreement, (i) if the Merger Agreement is terminated by Walgreens Boots Alliance or Rite Aid due to the entry of a final order enjoining or prohibiting the merger by any antitrust authority, or, following July 31, 2017, because required antitrust approvals have not been obtained or an antitrust authority has issued an injunction or order preventing the merger, Walgreens Boots Alliance could be required to pay Rite Aid a termination fee of $325 million, which will be reduced to $162.5 million if on the termination date Rite Aid has failed to satisfy an Adjusted EBITDA test set forth in the Merger Agreement, and (ii) if the Merger Agreement is terminated by Walgreens Boots Alliance as a result of Rite Aid’s failure to satisfy such Adjusted EBITDA test, Walgreens Boots Alliance could be required to pay Rite Aid a termination fee of $162.5 million in certain circumstances.

On August 30, 2016, Walgreens Boots Alliance entered into a $1.0 billion senior unsecured term loan facility with the lender party thereto (the “2016 Term Loan Credit Agreement”).

On January 27, 2017, each of the Bridge Credit Agreement, the 2015 Term Loan Credit Agreement, and the 2016 Term Loan Credit Agreement terminated in accordance with its terms.

In connection with Amendment No. 1 to the Merger Agreement, on January 31, 2017, Walgreens Boots Alliance entered into (i) a $5.0 billion backstop facility commitment letter (the “Backstop Commitment Letter”) and (ii) a $5.0 billion unsecured bridge term loan facility (the “Backstop Credit Agreement”). Upon entry into the Backstop Credit Agreement, the Backstop Commitment Letter and the commitments contemplated thereby terminated. Fees paid in connection with the Backstop Commitment Letter and the Backstop Credit Agreement totaled $3.8 million.

On February 22, 2017, Walgreens Boots Alliance entered into (a) a $4.8 billion unsecured term loan facility with the lenders party thereto (the “Syndicated Credit Agreement”) and (b) a $1.0 billion unsecured term loan facility with Sumitomo Mitsui Banking Corporation, as lender and administrative agent (the “Sumitomo Credit Agreement” and, together with the Syndicated Credit Agreement, the “2017 Term Loan Credit Agreements”). In connection therewith, as of such date the commitments available under the Backstop Credit Agreement were reduced to zero and such agreement terminated in accordance with its terms.

The Syndicated Credit Agreement is a two-tranche unsecured term loan facility (each tranche in an amount of $2.4 billion), with the first tranche maturing October 27, 2019 and the second tranche maturing October 27, 2021, provided that Walgreens Boots Alliance may increase the commitments available under either of the tranches of the Syndicated Credit Agreement at any time prior to the funding date thereunder by up to $450 million, subject to obtaining commitments from existing lenders and/or new lenders selected by Walgreens Boots Alliance and reasonably acceptable to Bank of America, N.A., as administrative agent.
The Sumitomo Credit Agreement is a two-tranche unsecured term loan facility (each tranche in an amount of $500 million), with the first tranche maturing on the first anniversary of the funding date thereunder and the second tranche maturing on the earlier of the first anniversary of the funding date thereunder and March 30, 2018.
Walgreens Boots Alliance will be the borrower under each of the 2017 Term Loan Credit Agreements. The obligations of the lenders party to each of the 2017 Term Loan Credit Agreements to fund the loans thereunder become effective upon the date of closing of the transactions contemplated by the Merger Agreement. The ability of Walgreens Boots Alliance to request the funding of loans under each of the 2017 Term Loan Credit Agreements is subject to the satisfaction (or waiver) of certain customary "limited conditions" set forth therein and will terminate upon the occurrence of certain events set forth therein. Commitments to provide loans under each of the 2017 Term Loan Credit Agreements will expire on the earliest of (a) the date of consummation of the acquisition by Walgreens Boots Alliance (the “Acquisition”) of all the issued and outstanding equity interests of Rite Aid (provided that loans may be funded on such date), (b) prior to the consummation of the Acquisition, the termination of the Merger Agreement by Walgreens Boots Alliance or with the written consent of Walgreens Boots Alliance in accordance with its terms (other than with respect to provisions therein that expressly survive termination), (c) 11:59 p.m., New York time, on July 31, 2017; provided that Walgreens Boots Alliance may extend such date to October 31, 2017 on prior written notice to the respective Administrative Agent and lenders thereunder, and (d) the date of termination in whole of the lender’s commitments under each applicable 2017 Term Loan Credit Agreement in accordance with the terms thereof.

Borrowings under each 2017 Term Loan Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. Upfront fees paid to date in connection with the 2017 Term Loan Credit Agreements totaled $4.6 million. In addition, Walgreens Boots Alliance will also pay to the lenders under each of the 2017 Term Loan Credit Agreements certain customary fees, including a ticking fee based on the aggregate outstanding commitments of the lenders under the applicable 2017 Term Loan Credit Agreement, accruing from and including the effective date thereunder. As of February 28, 2017, there were no borrowings under either of the 2017 Term Loan Credit Agreements.

2017 Revolving Credit Agreement
On February 1, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit facility (the “2017 Revolving Credit Agreement”) with the lenders from time to time party thereto. Walgreens Boots Alliance will be the borrower under the 2017 Revolving Credit Agreement, which terminates on the earlier of (a) 364 days following the effective date thereof, subject to the extension thereof pursuant to provisions specified in the Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate commitment pursuant to the Revolving Credit Agreement. The ability of Walgreens Boots Alliance to request the making of loans under the 2017 Revolving Credit Agreement is subject to the satisfaction (or waiver) of certain customary conditions set forth therein (including a separate set of customary “limited conditions” applicable to any loans made for the sole purpose of financing Walgreens Boots Alliance’s acquisition of Rite Aid). Borrowings under the 2017 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. Upfront fees paid to date in connection with the 2017 Revolving Credit Agreement totaled $0.5 million. In addition, Walgreens Boots Alliance will also pay to the lenders under the 2017 Revolving Credit Agreement certain customary fees, including a commitment fee on the daily actual excess of each such lender’s commitment over such lender’s outstanding credit exposure under the 2017 Revolving Credit Agreement, which commitment fee is earned and payable quarterly. As of February 28, 2017, there were no borrowings under the 2017 Revolving Credit Agreement.

Debt covenants
The Company’s credit facilities contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants. In the case of the 2017 Term Loan Credit Agreements, such covenants are not in effect until the loans under each such credit facility are funded. As of February 28, 2017, the Company was in compliance with all such covenants.

As of April 4, 2017, the credit ratings of Walgreens Boots Alliance were:

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

Pursuant to our arrangements with AmerisourceBergen, we have the right, but not the obligation, to increase our minority equity position in AmerisourceBergen over time, as described under “--AmerisourceBergen Corporation Relationship” above. As of February 28, 2017, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock. This includes a total of approximately 11.5 million shares of AmerisourceBergen that we purchased in the open market. Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. Our ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.

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

As of February 28, 2017, we have issued $321 million in letters of credit, primarily related to insurance obligations. We also had $45 million of guarantees to various suppliers outstanding as of February 28, 2017. We remain secondarily liable on 71 leases. The maximum potential undiscounted future payments related to these leases was $335 million as of February 28, 2017.

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

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in Note 16, New Accounting Pronouncements in Item 1. Consolidated Condensed Financial Statements (Unaudited) of this Current Report on Form 10-Q and is incorporated herein by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives and restructuring activities and the amounts and timing of their expected impact, our Merger Agreement, as amended, with Rite Aid and the transactions contemplated thereby (including the pending divestiture transaction to sell certain Rite Aid stores and assets to Fred’s, Inc.) and their possible timing and effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the proposed withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, our equity method investment in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs associated with restructuring activities will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, changes in management’s assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets and interest rates, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the ability of the parties to satisfy the closing conditions (including, without limitation, approval by the holders of Rite Aid’s common stock and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and consummate the pending acquisition of Rite Aid and related matters

(including the pending divestiture transaction to sell certain Rite Aid stores and assets to Fred’s, Inc.) on a timely basis or at all, the risks associated with the integration of complex businesses, outcomes of legal and regulatory matters, including with respect to regulatory review and actions in connection with the pending acquisition of Rite Aid and related matters, and changes in laws, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We also use interest rate caps to protect from rising interest rates on existing floating-rate debt. Information regarding our interest rate swaps, forward starting interest rate swaps, and interest rate caps transactions are set forth in Note 7. Financial Instruments to our unaudited Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On February 28, 2017, we had approximately $1.7 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates for the various debt held by us would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $17 million. The amounts exclude the impact of any associated interest rate swaps, forward starting interest rate swaps and interest rate caps.

Foreign Currency Exchange Rate Risk
We are exposed to fluctuations in foreign currency exchange rates, primarily with respect to the British Pound Sterling and Euro, and certain other foreign currencies, including the Mexican Peso, Chilean Peso, Norwegian Krone and Turkish Lira which may affect our net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows of certain entities denominated in foreign currencies. These transactions are almost exclusively less than 12 months in maturity. In addition, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions). As circumstances warrant, we also use basis swaps as hedging instruments to hedge portions of our net investments in foreign operations. The foreign currency derivative instruments are sensitive to changes in exchange rates. A 1% increase or decrease in foreign currency exchange rates versus the U.S. dollar would increase or decrease our pre-tax income by approximately $10 million due to changes in the value of foreign currency derivative instruments. Excluded from the computation were anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to partially hedge.

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

Changes in Internal Control over Financial Reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the three months ended February 28, 2017 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
The following table provides information about purchases by the Company during the quarter ended February 28, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program(1)
12/01/16 – 12/31/16	—	$—	—	—
01/01/17 – 01/31/17	—	—	—	—
02/01/17 – 02/28/17	—	—	—	—
Total	—	$—	—	—

(1)
In April 2017, Walgreens Boots Alliance authorized the 2017 stock repurchase program which authorizes the purchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017.

Item 5.	Other Information

Please see the disclosure under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Programs” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for updated information regarding the Cost Transformation Program. Such disclosure amends and updates the disclosure included in Item 2.05 and Item 2.06 of the Company’s Current Report on Form 8-K filed on April 9, 2015.

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

2.1*
Asset Purchase Agreement dated as of December 19, 2016 by and among Rite Aid Corporation, AFAE, LLC, Fred’s, Inc. (solely for the purposes set forth in the Asset Purchase Agreement) and Walgreens Boots Alliance, Inc. (solely for the purposes set forth in the Asset Purchase Agreement).
Filed herewith.

2.2*
Amendment No. 1, dated as of January 29, 2017, to Agreement and Plan of Merger, dated as of October 27, 2015, by and among Walgreens Boots Alliance, Inc., Victoria Merger Sub, Inc. and Rite Aid Corporation
Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on January 31, 2017.

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on June 10, 2016.

10.1	Backstop Facility Commitment Letter, effective as of January 31, 2017, by and among Walgreens Boots Alliance, Inc., HSBC Securities (USA) Inc., HSBC Bank USA, National Association and HSBC Bank plc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on February 2, 2017.

10.2
Backstop Bridge Term Loan Credit Agreement, dated January 31, 2017, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and HSBC Bank USA, National Association, as administrative agent.
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on February 2, 2017.

10.3	Revolving Credit Agreement, dated February 1, 2017, by and between Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank N.A., as administrative agent.	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on February 2, 2017.

10.4	Term Loan Credit Agreement dated February 22, 2017, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on February 23, 2017.

10.5
Term Loan Credit Agreement, dated February 22, 2017, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on February 23, 2017.

10.6**	Extension, dated as of March 27, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

___________________________

* Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Walgreens Boots Alliance, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: April 5, 2017	/s/ George R. Fairweather
George R. Fairweather
Executive Vice President and Global Chief Financial Officer

Dated: April 5, 2017	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)