Form 10-Q
period 2017-05-31
Walgreens Boots Alliance, Inc.
filed 2017-06-29
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2017
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
Yes  ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to the Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 31, 2017 was 1,070,096,486.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2017

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I. Financial Information

Item 1.	Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	May 31, 2017	August 31, 2016
Assets
Current assets:
Cash and cash equivalents	$12,253	$9,807
Accounts receivable, net	6,339	6,260
Inventories	8,681	8,956
Other current assets	879	860
Total current assets	28,152	25,883
Non-current assets:
Property, plant and equipment, net	13,535	14,335
Goodwill	15,516	15,527
Intangible assets, net	10,208	10,302
Equity method investments (see note 4)	6,323	6,174
Other non-current assets	439	467
Total non-current assets	46,021	46,805
Total assets	$74,173	$72,688

Liabilities and equity
Current liabilities:
Short-term borrowings	$4,838	$323
Trade accounts payable (see note 18)	11,528	11,000
Accrued expenses and other liabilities	5,065	5,484
Income taxes	282	206
Total current liabilities	21,713	17,013
Non-current liabilities:
Long-term debt	14,372	18,705
Deferred income taxes	2,403	2,644
Other non-current liabilities	4,201	4,045
Total non-current liabilities	20,976	25,394
Commitments and contingencies
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at May 31, 2017 and August 31, 2016	12	12
Paid-in capital	10,389	10,111
Employee stock loan receivable	—	(1)
Retained earnings	29,744	27,684
Accumulated other comprehensive loss	(3,303)	(2,992)
Treasury stock, at cost; 102,417,132 shares at May 31, 2017 and 89,527,027 at August 31, 2016	(6,242)	(4,934)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	30,600	29,880
Noncontrolling interests	884	401
Total equity	31,484	30,281
Total liabilities and equity	$74,173	$72,688

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the nine months ended May 31, 2017
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Employee stock loan receivable	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interests	Total equity
August 31, 2016	1,082,986,591	$12	$(4,934)	$10,111	$(1)	$(2,992)	$27,684	$401	$30,281
Net earnings	—	—	—	—	—	—	3,276	18	3,294
Other comprehensive income (loss), net of tax	—	—	—	—	—	(311)	—	(38)	(349)
Dividends declared	—	—	—	—	—	—	(1,216)	(12)	(1,228)
Treasury stock purchases	(17,419,955)	—	(1,457)	—	—	—	—	—	(1,457)
Employee stock purchase and option plans	4,529,850	—	149	26	1	—	—	—	176
Stock-based compensation	—	—	—	71	—	—	—	—	71
Noncontrolling interests acquired and arising on business combinations	—	—	—	181	—	—	—	515	696
May 31, 2017	1,070,096,486	$12	$(6,242)	$10,389	$—	$(3,303)	$29,744	$884	$31,484

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Sales	$30,118	$29,498	$88,065	$88,715
Cost of sales	22,973	22,065	66,243	65,996
Gross profit	7,145	7,433	21,822	22,719

Selling, general and administrative expenses	5,712	5,903	17,522	17,861
Equity earnings in AmerisourceBergen	84	3	143	3
Operating income	1,517	1,533	4,443	4,861

Other income (expense)	(8)	28	(22)	(525)
Earnings before interest and income tax provision	1,509	1,561	4,421	4,336

Interest expense, net	155	147	500	425
Earnings before income tax provision	1,354	1,414	3,921	3,911
Income tax provision	168	322	634	790
Post tax earnings from other equity method investments	(21)	15	7	35
Net earnings	1,165	1,107	3,294	3,156
Net earnings attributable to noncontrolling interests	3	4	18	13
Net earnings attributable to Walgreens Boots Alliance, Inc.	$1,162	$1,103	$3,276	$3,143

Net earnings per common share:
Basic	$1.08	$1.02	$3.03	$2.90
Diluted	$1.07	$1.01	$3.02	$2.88

Dividends declared per share	$0.375	$0.360	$1.125	$1.080

Weighted average common shares outstanding:
Basic	1,077.1	1,080.8	1,079.6	1,083.3
Diluted	1,082.6	1,088.2	1,085.5	1,091.7

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Comprehensive income:
Net earnings	$1,165	$1,107	$3,294	$3,156

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	5	3	1	4
Unrealized gain on cash flow hedges	1	—	3	2
Unrecognized loss on available-for-sale investments	(1)	(172)	(2)	(259)
Share of other comprehensive loss of equity method investments	2	—	(3)	—
Currency translation adjustments	504	769	(348)	(837)
Total other comprehensive income (loss)	511	600	(349)	(1,090)
Total comprehensive income (loss)	1,676	1,707	2,945	2,066

Comprehensive income (loss) attributable to noncontrolling interests	8	12	(20)	(15)
Comprehensive income (loss) attributable to Walgreens Boots Alliance, Inc.	$1,668	$1,695	$2,965	$2,081

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine months ended
	May 31, 2017	May 31, 2016
Cash flows from operating activities:
Net earnings	$3,294	$3,156
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,244	1,271
Change in fair value of warrants and related amortization	—	845
Deferred income taxes	(211)	(250)
Stock compensation expense	71	87
Equity earnings from equity method investments	(150)	(38)
Other	289	(14)
Changes in operating assets and liabilities:
Accounts receivable, net	(153)	8
Inventories	259	(481)
Other current assets	22	21
Trade accounts payable	821	686
Accrued expenses and other liabilities	(268)	(247)
Income taxes	6	135
Other non-current assets and liabilities	13	10
Net cash provided by operating activities	5,237	5,189

Cash flows from investing activities:
Additions to property, plant and equipment	(912)	(904)
Proceeds from sale leaseback transactions	436	60
Proceeds from sale of businesses	—	68
Proceeds from sale of other assets	39	116
Business and intangible asset acquisitions, net of cash acquired	(63)	(115)
Investment in AmerisourceBergen	—	(1,169)
Other	48	(17)
Net cash used for investing activities	(452)	(1,961)

Cash flows from financing activities:
Proceeds and payments from short-term borrowings, net	277	(658)
Payments of long-term debt	(40)	(31)
Stock purchases	(1,457)	(1,152)
Proceeds related to employee stock plans	174	175
Cash dividends paid	(1,228)	(1,174)
Other	(59)	(54)
Net cash used for financing activities	(2,333)	(2,894)

Effect of exchange rate changes on cash and cash equivalents	(6)	(43)

Changes in cash and cash equivalents:

Net increase in cash and cash equivalents	2,446	291
Cash and cash equivalents at beginning of period	9,807	3,000
Cash and cash equivalents at end of period	$12,253	$3,291

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting policies
Basis of presentation
The Consolidated Condensed Financial Statements of Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The Consolidated Condensed Financial Statements include all subsidiaries in which the Company holds a controlling interest. Investments in less than majority-owned subsidiaries in which the Company does not have a controlling interest, but does have significant influence, are accounted for as equity method investments. All intercompany transactions have been eliminated.

The Consolidated Condensed Balance Sheets as of May 31, 2017 and August 31, 2016, the Consolidated Condensed Statements of Equity for the nine months ended May 31, 2017, the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2017 and May 31, 2016, the Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended May 31, 2017 and May 31, 2016 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2016. The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no subsequent events to disclose other than as disclosed in notes 1, 7 and 10.

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

Terminated acquisition of Rite Aid Corporation (“Rite Aid”) and related matters
On October 27, 2015, Walgreens Boots Alliance entered into an Agreement and Plan of Merger with Rite Aid and Victoria Merger Sub, Inc., a wholly-owned subsidiary of Walgreens Boots Alliance (as amended as described below, the “Merger Agreement”), pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States. The Merger Agreement was amended by Amendment No. 1 thereto on January 29, 2017.

In connection with regulatory review of the merger contemplated by the Merger Agreement, on December 20, 2016, Walgreens Boots Alliance and Rite Aid announced that they had entered into an agreement (the “Fred’s Asset Purchase Agreement”), subject to the terms and conditions thereof, to sell certain Rite Aid stores and certain assets related to store operations to Fred’s, Inc. (“Fred’s”) for $950 million in an all-cash transaction. The transaction was subject to the approval and completion of the acquisition of Rite Aid by Walgreens Boots Alliance pursuant to the Merger Agreement.

On June 28, 2017, Walgreens Boots Alliance and Rite Aid entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties agreed to terminate the Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, or entered pursuant thereto (other than as expressly specified) (collectively with the Merger Agreement, the “Transaction Documents”), effective as of June 28, 2017. Pursuant to the Termination Agreement, the Company agreed to pay Rite Aid the termination fee of $325 million, which amount the Company plans to pay on or before June 30, 2017 in full satisfaction of any amounts required to be paid by the Company under the Merger Agreement and other Transaction Documents. The parties also agreed to release each other from, among other things, any and all liability, claims, rights, actions, causes of action, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters.

On June 28, 2017, following the termination of the Merger Agreement, the Fred’s Asset Purchase Agreement was terminated. In connection with the termination of the Fred’s Asset Purchase Agreement, the Company agreed to reimburse certain of Fred’s transaction costs in an amount not to exceed $25 million in full satisfaction of any amounts required to be paid by the Company under the Fred’s Asset Purchase Agreement. The Company expects to pay the applicable amount during the fourth quarter of fiscal 2017.

See note 7, Borrowings and note 10, Commitments and contingencies for additional information relating to the termination of the Merger Agreement and related matters.

Pending acquisition of certain Rite Aid assets
On June 28, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rite Aid, pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire 2,186 stores, three distribution centers and related inventory from Rite Aid. The consideration for the transaction will be $5.175 billion in cash, the assumption by the Company of the related real estate leases and the grant of an option to Rite Aid, exercisable through May 2019 and subject to certain conditions, to become a member of the Company’s group purchasing organization, Walgreens Boots Alliance Development GmbH. The Company will also assume certain limited store-related liabilities as part of the transaction.

The transaction is subject to the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The initial closing is expected to occur within the next six months. Upon the initial closing of the transaction, the Company will begin acquiring the stores and related assets on a phased basis.

Note 2. Restructuring
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implemented and built on the cost-reduction initiative previously announced by the Company on August 6, 2014 and included plans to close stores across the U.S.; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on the Retail Pharmacy USA segment. From inception through May 31, 2017, the Company incurred pre-tax charges of $1.6 billion ($677 million related to asset impairment charges, $557 million in real estate costs and $324 million in severance and other business transition and exit costs) related to the Cost Transformation Program, which are primarily recorded within selling, general and administrative expenses. Restructuring charges are recognized as the costs are incurred in accordance with GAAP.

Restructuring costs by segment are as follows (in millions):

Three months ended May 31, 2017	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$96	$18	$—	$114
Real estate costs	15	—	—	15
Severance and other business transition and exit costs	18	8	16	42
Total restructuring costs	$129	$26	$16	$171

Three months ended May 31, 2016
Asset impairments	$48	$—	$—	$48
Real estate costs	—	—	—	—
Severance and other business transition and exit costs	12	6	7	25
Total restructuring costs	$60	$6	$7	$73

Nine months ended May 31, 2017	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$207	$21	$1	$229
Real estate costs	264	—	—	264
Severance and other business transition and exit costs	46	30	23	99
Total restructuring costs	$517	$51	$24	$592

Nine months ended May 31, 2016
Asset impairments	$73	$—	$—	$73
Real estate costs	52	—	—	52
Severance and other business transition and exit costs	45	14	7	66
Total restructuring costs	$170	$14	$7	$191

The changes in accrued expenses and other liabilities related to the Cost Transformation Program include the following (in millions):

	Asset impairments	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2016	$—	$248	$27	$275
Restructuring costs	229	264	99	592
Payments	—	(51)	(80)	(131)
Other - non cash	(229)	—	—	(229)
Currency translation adjustments	—	—	—	—
Balance at May 31, 2017	$—	$461	$46	$507

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

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. The Company has entered into several sale-leaseback transactions. For the nine months ended May 31, 2017 and May 31, 2016, the Company recorded proceeds from sale-leaseback transactions of $436 million and $60 million, respectively. The Company has determined it no longer has continuing involvement related to these transactions and in accordance with the accounting standards related to sale-leaseback transactions has recognized any loss on sale immediately, any gain on sale was deferred and amortized over the life of the lease. Gains and losses are recorded within selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. During the three and nine months ended May 31, 2017, the Company recorded charges of $25 million and $289 million for facilities that were closed or relocated under long-term leases, including stores closed through the Company’s restructuring activities. This compares to $16 million and $91 million for the three and nine months ended May 31, 2016. These charges are reported in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges primarily in other non-current liabilities, include the following (in millions):

	For the nine months ended May 31, 2017	For the twelve months ended August 31, 2016
Balance at beginning of period	$466	$446
Provision for present value of non-cancellable lease payments on closed facilities	271	134
Assumptions about future sublease income, terminations and changes in interest rates	(7)	(34)
Interest accretion	25	27
Cash payments, net of sublease income	(100)	(107)
Balance at end of period	$655	$466

As of May 31, 2017, the Company remains secondarily liable on 70 leases. The maximum potential undiscounted future payments are $330 million as of May 31, 2017.

Note 4. Equity method investments
Equity method investments as of May 31, 2017 and August 31, 2016, are as follows (in millions, except percentages):

	May 31, 2017		August 31, 2016
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,051	26%	$4,964	24%
Others	1,272	8% - 50%	1,210	12% - 50%
Total	$6,323		$6,174

AmerisourceBergen investment
As of May 31, 2017 and August 31, 2016, the Company owned 56,854,867 AmerisourceBergen Corporation (“AmerisourceBergen”) common shares, representing approximately 26% and 24% of the outstanding AmerisourceBergen common stock, respectively. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen is reported as a separate line in the Consolidated Condensed Statements of Earnings. The level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at May 31, 2017 is $5.2 billion.

The Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; and the equity method investment retained through the sale of a majority interest in Option Care Inc. in fiscal 2015. The Company reported $21 million of post-tax equity losses and $15 million of post-tax equity earnings from equity method investments other than AmerisourceBergen for the three months ended May 31, 2017 and May 31, 2016, respectively. The Company reported $7 million of post-tax equity earnings and $35 million of post-tax equity earnings from equity method investments other than AmerisourceBergen for the nine months ended May 31, 2017 and May 31, 2016, respectively.

Note 5. Acquisitions

AllianceRx Walgreens Prime
On March 31, 2017, Walgreens Boots Alliance and pharmacy benefit manager Prime Therapeutics LLC ("Prime") closed a transaction to form a combined central specialty pharmacy and mail services company AllianceRx Walgreens Prime, as part of a strategic alliance. AllianceRx Walgreens Prime is consolidated by Walgreens Boots Alliance and reported within the Retail

Pharmacy USA division in its financial statements. The Company accounted for this acquisition of Prime’s specialty pharmacy and mail services business as a business combination involving noncash purchase consideration of $720 million consisting of the issuance of an equity interest in AllianceRx Walgreens Prime.

As of May 31, 2017, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and therefore the purchase price allocation has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in material changes. These changes will primarily relate to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified. The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions).

May 31, 2017
Total consideration	$720

Identifiable assets acquired and liabilities assumed
Accounts receivable, net	$233
Inventories	149
Property, plant and equipment, net	11
Intangible assets, net	331
Trade accounts payable	(89)
Accrued expenses and other liabilities	(2)
Total identifiable net assets	633
Goodwill	$87

The preliminary identified intangible assets primarily include payer contracts. These contracts are estimated to have a weighted average useful life of 15 years. The preliminary goodwill of $87 million arising from the transaction consists of expected purchasing synergies, operating efficiencies by benchmarking performance and applying best practices across the combined company, consolidation of operations, reductions in selling, general and administrative expenses and combining workforces. Substantially all of the goodwill recognized is not expected to be deductible for income tax purposes.

In accordance with ASC Topic 810, Consolidation, the noncontrolling interest was recognized based on its proportionate interest in the identifiable net assets of AllianceRx Walgreens Prime. The difference between the carrying amount of the noncontrolling interest and the fair value recognized as consideration in the business combination is recognized as additional paid in capital.

The Company incurred legal and other professional services costs related to the transaction, which were included in selling, general and administrative expenses, of $4 million and $8 million, respectively, for the three and nine month periods ended May 31, 2017.

Pro forma net earnings and sales of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. The acquisition did not have a material impact on net earnings or sales of the Company for the three and nine month periods ended May 31, 2017.

Note 6. Goodwill and other intangible assets
Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2016	$9,036	$3,369	$3,122	$15,527
Acquisitions	87	—	—	87
Currency translation adjustments	—	(36)	(62)	(98)
May 31, 2017	$9,123	$3,333	$3,060	$15,516

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	May 31, 2017	August 31, 2016
Gross amortizable intangible assets
Customer relationships and loyalty card holders	$1,830	$1,867
Purchased prescription files	669	932
Favorable lease interests and non-compete agreements	536	619
Trade names and trademarks	502	532
Purchasing and payer contracts	390	94
Total gross amortizable intangible assets	3,927	4,044

Accumulated amortization
Customer relationships and loyalty card holders	$371	$275
Purchased prescription files	376	600
Favorable lease interests and non-compete agreements	355	388
Trade names and trademarks	135	105
Purchasing and payer contracts	44	71
Total accumulated amortization	1,281	1,439
Total amortizable intangible assets, net	$2,646	$2,605

Indefinite lived intangible assets
Trade names and trademarks	$5,507	$5,604
Pharmacy licenses	2,055	2,093
Total indefinite lived intangible assets	$7,562	$7,697

Total intangible assets, net	$10,208	$10,302

Amortization expense for intangible assets was $98 million and $287 million for the three and nine months ended May 31, 2017, and $104 million and $320 million for the three and nine months ended May 31, 2016, respectively.

Estimated annual amortization expense for intangible assets recorded at May 31, 2017 is as follows (in millions):

	2018	2019	2020	2021	2022
Estimated annual amortization expense	$361	$333	$273	$205	$185

Note 7. Borrowings
Borrowings consist of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted)

	May 31, 2017	August 31, 2016
Short-term borrowings [1]
$6 Billion note issuance [2,3]
1.750% unsecured notes due 2018	$1,248	$—
2.600% unsecured notes due 2021	1,494	—
3.100% unsecured notes due 2023	745	—
$8 Billion note issuance [2,3]
1.750% unsecured notes due November 2017	749	—
Unsecured Pound Sterling variable rate term loan due 2019	105	63
Other [4]	497	260
Total short-term borrowings	$4,838	$323

Long-term debt [1]
Unsecured Pound Sterling variable rate term loan due 2019	$1,736	$1,833
$6 Billion note issuance [2,3]
1.750% unsecured notes due 2018	—	1,246
2.600% unsecured notes due 2021	—	1,493
3.100% unsecured notes due 2023	—	744
3.450% unsecured notes due 2026	1,886	1,885
4.650% unsecured notes due 2046	590	590
$8 Billion note issuance [2,3]
1.750% unsecured notes due 2017	—	746
2.700% unsecured notes due 2019	1,246	1,244
3.300% unsecured notes due 2021	1,243	1,242
3.800% unsecured notes due 2024	1,988	1,987
4.500% unsecured notes due 2034	495	494
4.800% unsecured notes due 2044	1,492	1,492
£700 Million note issuance [2,3]
2.875% unsecured Pound Sterling notes due 2020	513	521
3.600% unsecured Pound Sterling notes due 2025	384	391
€750 Million note issuance [2,3]
2.125% unsecured Euro notes due 2026	838	830
$4 Billion note issuance [3,7]
3.100% unsecured notes due 2022	1,194	1,194
4.400% unsecured notes due 2042	492	492
$1 Billion note issuance [3,7]
5.250% unsecured notes due 2019 [5]	250	249
Other [6]	25	32
Total long-term debt, less current portion	$14,372	$18,705

[1]
Carry values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated borrowings have been translated using the spot rates at May 31, 2017 and August 31, 2016, respectively.

[2]
Notes are unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding.

[3]
The fair value and carrying value of the $6 billion, $8 billion, £0.7 billion, €0.75 billion, $4 billion and $1 billion note issuances as of May 31, 2017 was $6.1 billion and $6.0 billion, $7.5 billion and $7.2 billion, $1.0 billion and $0.9 billion, $0.9 billion and $0.8 billion, $1.7 billion and $1.7 billion, and $0.3 billion and $0.3 billion, respectively. The fair values of the notes outstanding are level 1 fair value measures and determined based on quoted market price and translated at the May 31, 2017 spot rate, as applicable.

[4]	Other short-term borrowings represent a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various currencies.

[5]	Includes interest rate swap fair market value adjustments. See note 9, Fair value measurements for additional fair value disclosures.

[6]	Other long-term debt represents a mix of fixed and variable rate borrowings in various currencies with various maturities.

[7]
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

2017 Term Loan Credit Agreements
On February 22, 2017, the Company entered into (a) a $4.8 billion unsecured term loan facility with the lenders party thereto (the “Syndicated Credit Agreement”) and (b) a $1.0 billion unsecured term loan facility with Sumitomo Mitsui Banking Corporation, as lender and administrative agent (the “Sumitomo Credit Agreement” and, together with the Syndicated Credit Agreement, the “2017 Term Loan Credit Agreements”). The obligations of the lenders party to each of the 2017 Term Loan Credit Agreements to fund the loans thereunder were to become effective upon the date of closing of the transactions contemplated by the Merger Agreement. Each of the 2017 Term Loan Credit Agreements and the commitments contemplated thereby terminated on June 28, 2017 upon the termination of the Merger Agreement. See note 1, Basis of presentation. As of May 31, 2017, there were no borrowings under either of the 2017 Term Loan Credit Agreements.

2017 Revolving Credit Agreement
On February 1, 2017, the Company entered into a $1.0 billion revolving credit facility (the “2017 Revolving Credit Agreement”) with the lenders from time to time party thereto. The Company will be the borrower under the 2017 Revolving Credit Agreement, which terminates on the earlier of (a) 364 days following the effective date thereof, subject to the extension thereof pursuant to provisions specified in the Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate commitment pursuant to the Revolving Credit Agreement. The ability of the Company to request the making of loans under the 2017 Revolving Credit Agreement is subject to the satisfaction (or waiver) of certain customary conditions set forth therein. As of May 31, 2017, there were no borrowings under the 2017 Revolving Credit Agreement.

$6.0 billion note issuance
On June 1, 2016, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and offering expenses) of $6.0 billion from a public offering of five series of U.S. dollar notes: $1.2 billion of 1.750% notes due 2018 (the “2018 notes”), $1.5 billion of 2.600% notes due 2021 (the “2021 notes”), $0.8 billion of 3.100% notes due 2023 (the “2023 notes”), $1.9 billion of 3.450% notes due 2026 (the “2026 notes”) and $0.6 billion of 4.650% notes due 2046 (the “2046 notes”). Total issuance costs relating to the notes, including underwriting discounts and offering expenses, were $30 million. The notes contain redemption terms which allow or require the Company to redeem the notes at defined redemption prices plus accrued and unpaid interest at redemption dates set forth in the applicable series of notes. Interest on the notes issued on June 1, 2016 is payable semi-annually. Because the merger with Rite Aid was not consummated on or prior to June 1, 2017, the 2018 notes, the 2021 notes and the 2023 notes (but not the 2026 notes or 2046 notes, which remain outstanding in accordance with their respective terms) were redeemed on June 5, 2017 under the special mandatory redemption terms of the indenture governing such notes. Walgreens Boots Alliance was required to redeem all of the 2018 notes, the 2021 notes and the 2023 notes then outstanding, at a special mandatory redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest of approximately $1 million to, but excluding, the date of redemption. Accordingly, the 2018 notes, the 2021 notes and the 2023 notes were classified as Short-term borrowings on the Consolidated Condensed Balance Sheet as of May 31, 2017.

Debt covenants
The Company’s credit facilities contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants.

Other borrowings
The Company periodically borrows under its commercial paper program. There were no commercial paper borrowings outstanding as of May 31, 2017 or August 31, 2016, respectively. The Company had no activity under its commercial paper program for the nine months ended May 31, 2017. The Company had average daily short-term borrowings of $18 million of commercial paper outstanding at a weighted average interest rate of 0.66% for the nine month period ended May 31, 2016.

Note 8. Financial instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of May 31, 2017 and August 31, 2016 are as follows (in millions):

	May 31, 2017		August 31, 2016
	Notional [1]	Fair value	Notional [1]	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as fair value hedges:
Interest rate swaps	$250	$—	$—	$—	Other non-current liabilities
Interest rate swaps	—	—	250	3	Other non-current assets
Derivatives not designated as hedges:
Foreign currency forwards	133	—	1,177	16	Other current assets
Foreign currency forwards	976	5	41	—	Accrued expenses and other liabilities
Basis swaps	2	—	—	—	Accrued expenses and other liabilities
Basis swaps	—	—	2	1	Other current assets

[1]	Amounts are presented in U.S. dollar equivalents, as applicable.

The Company uses interest rate swaps to manage the interest rate exposure associated with some of its fixed-rate borrowings and designates them as fair value hedges. The Company uses forward starting interest rate swaps to hedge its interest rate exposure of some of its anticipated debt issuances.

The Company utilizes foreign currency forward contracts and other foreign currency derivatives to hedge significant committed and highly probable future transactions and cash flows denominated in currencies other than the functional currency of the Company or its subsidiaries. The Company has significant non-U.S dollar denominated net investments and uses foreign currency denominated financial instruments, specifically foreign currency derivatives and foreign currency denominated debt, to hedge its foreign currency risk.

Fair value hedges
The Company holds interest rate swaps converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread. All swap termination dates coincide with the notes maturity date, January 15, 2019. These swaps were designated as fair value hedges.

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk were not material. The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in long-term debt on the Consolidated Condensed Balance Sheets (see note 7, Borrowings).

Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The gains and (losses) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three months ended		Nine months ended
	Location in Consolidated Condensed Statements of Earnings	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Foreign currency forwards	Selling, general and administrative expenses	$(19)	$24	$28	$(1)
Foreign currency forwards	Other income (expense)	(1)	4	(15)	37

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

Note 9. Fair value measurements
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

Assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	May 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$10,491	$10,491	$—	$—
Available-for-sale investments[2]	1	1	—	—
Foreign currency forwards[3]	—	—	—	—
Liabilities:
Foreign currency forwards[3]	5	—	5	—
Basis swaps[3]	—	—	—	—
Interest rate swaps[4]	—	—	—	—

	August 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$9,133	$9,133	$—	$—
Available-for-sale investments[2]	32	32	—	—
Foreign currency forwards[3]	16	—	16	—
Interest rate swaps[4]	3	—	3	—
Liabilities:
Basis swaps[3]	1	—	1	—

[1]	Money market funds are valued at the closing price reported by the fund sponsor.

[2]	Fair values of quoted investments are based on current bid prices as of the balance sheet dates.

[3]
The fair value of basis swaps and forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.

[4]
The fair value of interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See note 8, Financial instruments for additional information.

There were no transfers between levels for the three and nine months ended May 31, 2017.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the consolidated financial statements. Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as level 1. See note 7, Borrowings for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

Note 10. Commitments and contingencies
Litigation and regulatory proceedings
The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company’s business, including the matters described below. Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. Gain contingencies, if any, are recognized when they are realized. The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company believes that its defenses and assertions in pending legal proceedings have merit, and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s consolidated financial position. However, substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed an amended complaint on August 17, 2015, and defendants moved to dismiss the amended complaint on October 16, 2015. Lead plaintiff filed a response to the motion to dismiss on December 22, 2015, and defendants filed a reply in support of the motion on February 5, 2016. On September 30, 2016, the Court issued an order granting in part and denying in part defendants’ motion to dismiss. Defendants filed their answer to the amended complaint on November 4, 2016 and filed an amended answer on January 16, 2017. Plaintiffs filed their motion for class certification on April 21, 2017. Briefing on the motion is scheduled to be completed by August 25, 2017.

As of May 31, 2017, the Company was aware of two putative class action lawsuits filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the original Merger Agreement (prior to its amendment on January 29, 2017) (such transactions, the “Rite Aid Transactions”). One action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Pennsylvania action primarily alleged that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger, and also alleged that Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. The federal action alleged, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote relating to the Rite Aid Transactions. That motion was denied, and the Rite Aid shareholders approved the Rite Aid Transactions at a special meeting on February 4, 2016. In the federal action, plaintiffs agreed to stay the litigation until after the Rite Aid Transactions have closed, but on March 17, 2017, moved to lift the stay to allow plaintiffs to file an amended complaint. The Company filed a response opposing this motion, and the plaintiffs filed a reply in support of this motion on April 14, 2017. The Company was also named as a defendant in eight putative class action lawsuits filed in the Court of Chancery of the State of Delaware (the “Delaware actions”). Those actions were consolidated, and plaintiffs filed a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote relating to the Rite Aid Transactions. That motion was denied and the plaintiffs in the Delaware actions agreed to settle this matter for an immaterial amount. The Delaware actions all have been dismissed.

Terminated acquisition of Rite Aid and related matters
On June 28, 2017, the Company and Rite Aid entered into the Termination Agreement pursuant to which the parties agreed to terminate the Merger Agreement and other Transaction Documents. Pursuant to the Termination Agreement, the Company agreed to pay Rite Aid the termination fee of $325 million in full satisfaction of any amounts required to be paid by the Company under the Merger Agreement and other Transaction Documents. The Company plans to pay Rite Aid such fee on or before June 30, 2017. See note 1, Basis of presentation.

On June 28, 2017, following the termination of the Merger Agreement, the Fred’s Asset Purchase Agreement was terminated. In connection with the termination of the Fred’s Asset Purchase Agreement, the Company agreed to reimburse certain of Fred’s transaction costs in an amount not to exceed $25 million in full satisfaction of any amounts required to be paid by the Company under the Fred’s Asset Purchase Agreement. The Company expects to pay the applicable amount during the fourth quarter of fiscal 2017. See note 1, Basis of presentation.

Note 11. Retirement benefits
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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Service costs	$1	$1	$3	$3
Interest costs	43	77	129	236
Expected returns on plan assets/other	(41)	(62)	(112)	(189)
Total net periodic pension costs	$3	$16	$20	$50

The Company made cash contributions to its defined benefit pension plans of $48 million for the nine months ended May 31, 2017, which primarily related to committed funded payments. The Company plans to contribute an additional $18 million to its defined benefit pension plans in fiscal 2017.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Plan, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is approved annually by the Walgreen Co. Board of Directors and reviewed by the Compensation Committee and Finance Committee of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $58 million and $164 million for the three and nine months ended May 31, 2017 compared to an expense of $58 million and $169 million in the three and nine months ended May 31, 2016.

The Company also has other contract based as well as statutory defined contribution schemes, including the Alliance Healthcare & Boots Retirement Savings Plan, to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2017 was $26 million and $82 million compared to a cost of $33 million and $102 million in the three and nine months ended May 31, 2016.

Postretirement Healthcare Plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. An amendment to this plan in the third quarter of fiscal 2017 resulted in a $109 million curtailment gain.

Note 12. Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 6.4 million outstanding options to purchase common shares that were anti-dilutive and excluded from the third quarter earnings per share calculation as of May 31, 2017 compared to 2.8 million as of May 31, 2016. Anti-dilutive shares excluded from the year to date earnings per share calculation were 5.7 million compared to 2.4 million for the periods ended May 31, 2017 and May 31, 2016, respectively.

Note 13. Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Depreciation expense	$334	$353	$1,000	$997
Intangible asset and other amortization	79	94	244	274
Total depreciation and amortization expense	$413	$447	$1,244	$1,271

Note 14. Supplemental information

The effective tax rate for the three months ended May 31, 2017 was 12.4% compared to 22.8% for the prior year period. The effective tax rate for the nine months ended May 31, 2017 was 16.2% compared to 20.2% for the prior year period. The decrease in the effective tax rate for the three months and nine months ended May 31, 2017 was primarily attributable to net incremental discrete tax benefits and a lower estimated annual tax rate. Cash paid for income taxes was $839 million and $812 million in the nine months ended May 31, 2017 and May 31, 2016, respectively.

Interest paid was $573 million and $512 million for the nine months ended May 31, 2017 and May 31, 2016, respectively.

Note 15. Accumulated other comprehensive income (loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three and nine months ended May 31, 2017 and May 31, 2016 (in millions):

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at February 28, 2017	$(216)	$1	$(35)	$(6)	$(3,553)	$(3,809)
Other comprehensive income (loss) before reclassification adjustments	(102)	(1)	—	4	499	400
Amounts reclassified from accumulated OCI [1]	109	—	1	—	—	110
Tax benefit (provision)	(2)	—	—	(2)	—	(4)
Net other comprehensive income (loss)	5	(1)	1	2	499	506
Balance at May 31, 2017	$(211)	$—	$(34)	$(4)	$(3,054)	$(3,303)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2016	$(212)	$2	$(37)	$(1)	$(2,744)	$(2,992)
Other comprehensive income (loss) before reclassification adjustments	(107)	(2)	—	(4)	(310)	(423)
Amounts reclassified from accumulated OCI [1]	109	—	4	—	—	113
Tax benefit (provision)	(1)	—	(1)	1	—	(1)
Net other comprehensive income (loss)	1	(2)	3	(3)	(310)	(311)
Balance at May 31, 2017	$(211)	$—	$(34)	$(4)	$(3,054)	$(3,303)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at February 29, 2016	$30	$172	$(38)	$—	$(2,032)	$(1,868)
Other comprehensive income (loss) before reclassification adjustments	5	(6)	—	—	762	761
Amounts reclassified from accumulated OCI	—	(268)	1	—	(2)	(269)
Tax benefit (provision)	(2)	102	(1)	—	—	99
Net other comprehensive income (loss)	3	(172)	—	—	760	591
Balance at May 31, 2016	$33	$—	$(38)	$—	$(1,272)	$(1,277)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2015	$29	$259	$(40)	$—	$(462)	$(214)
Other comprehensive income (loss) before reclassification adjustments	4	(150)	—	—	(808)	(954)
Amounts reclassified from accumulated OCI	—	(268)	4	—	(2)	(266)
Tax benefit (provision)	—	159	(2)	—	—	157
Net other comprehensive income (loss)	4	(259)	2	—	(810)	(1,063)
Balance at May 31, 2016	$33	$—	$(38)	$—	$(1,272)	$(1,277)

1Includes amendment to U.S. postretirement healthcare plan resulting in a curtailment gain. See note 11, Retirement benefits.

Note 16. Segment reporting
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

•
The Retail Pharmacy USA segment consists of retail drugstores and convenient care clinics and the provision of central specialty and mail pharmacy services. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of general merchandise, including non-prescription drugs, beauty products, photo finishing, seasonal merchandise, greeting cards and convenience foods.

•
The Retail Pharmacy International segment consists primarily of pharmacy-led health and beauty stores and optical practices. Stores are located in the United Kingdom, Mexico, Chile, Thailand, Norway, the Republic of Ireland, the Netherlands and Lithuania. Sales for the segment are principally derived from the sale of prescription drugs and retail health, beauty, toiletries and other consumer products.

•
The Pharmaceutical Wholesale segment consists of pharmaceutical wholesaling and distribution businesses and an equity method investment in AmerisourceBergen reported on a two-month lag. Wholesale operations are located in France, the United Kingdom, Germany, Turkey, Spain, the Netherlands, Egypt, Norway, Romania, Czech Republic and Lithuania. Sales for the segment are principally derived from wholesaling and distribution of a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, health and beauty products, home healthcare supplies and equipment, and related services to pharmacies and other healthcare providers.

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

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three months ended May 31, 2017
Sales to external customers	$22,528	$2,809	$4,781	$—	$30,118
Intersegment sales	—	—	515	(515)	—
Sales	$22,528	$2,809	$5,296	$(515)	$30,118

Adjusted operating income	$1,463	$193	$253	$5	$1,914
Three months ended May 31, 2016
Sales to external customers	$21,185	$3,132	$5,181	$—	$29,498
Intersegment sales	—	—	567	(567)	—
Sales	$21,185	$3,132	$5,748	$(567)	$29,498

Adjusted operating income	$1,382	$258	$179	$(5)	$1,814

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Nine months ended May 31, 2017
Sales to external customers	$65,001	$8,872	$14,192	$—	$88,065
Intersegment sales	—	—	1,551	(1,551)	—
Sales	$65,001	$8,872	$15,743	$(1,551)	$88,065

Adjusted operating income	$4,304	$648	$703	$1	$5,656
Nine months ended May 31, 2016
Sales to external customers	$63,055	$10,219	$15,441	$—	$88,715
Intersegment sales	—	—	1,730	(1,730)	—
Sales	$63,055	$10,219	$17,171	$(1,730)	$88,715

Adjusted operating income	$4,257	$908	$500	$(12)	$5,653

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three months ended May 31, 2017
Adjusted operating income	$1,463	$193	$253	$5	$1,914
Cost transformation					(171)
Acquisition-related amortization					(83)
LIFO provision					(97)
Adjustments to equity earnings in AmerisourceBergen					(17)
Acquisition-related costs					(29)
Operating income					$1,517
Three months ended May 31, 2016
Adjusted operating income	$1,382	$258	$179	$(5)	$1,814
Cost transformation					(73)
Acquisition-related amortization					(96)
LIFO provision					(92)
Adjustments to equity earnings in AmerisourceBergen					(5)
Acquisition-related costs					(15)
Operating income					$1,533

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Nine months ended May 31, 2017
Adjusted operating income	$4,304	$648	$703	$1	$5,656
Cost transformation					(592)
Acquisition-related amortization					(247)
LIFO provision					(204)
Adjustments to equity earnings in AmerisourceBergen					(95)
Acquisition-related costs					(75)
Operating income					$4,443
Nine months ended May 31, 2016
Adjusted operating income	$4,257	$908	$500	$(12)	$5,653
Cost transformation					(191)
Acquisition-related amortization					(278)
LIFO provision					(206)
Adjustments to equity earnings in AmerisourceBergen					(5)
Acquisition-related costs					(82)
Asset impairment					(30)
Operating income					$4,861

Note 17. New accounting pronouncements

Adoption of new accounting pronouncements

Modifications of share-based payments

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interims periods within those fiscal years. The Company early adopted this guidance on a prospective basis during the quarter ended May 31, 2017. The adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

New accounting pronouncements not yet adopted

Presentation of net periodic pension cost and net period postretirement benefit cost
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement cost in the same line item in the statement of earnings as other compensation costs arising from services rendered by the related employees during the period. The other net cost components are required to be presented in the statement of earnings separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of earnings to present the other net cost components must be disclosed in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interims periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a retrospective basis. The adoption of this ASU is not expected to have a significant impact on Company’s consolidated financial statements.

Restricted cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a retrospective basis. The adoption of this ASU is not expected to have a significant impact on Company’s consolidated financial statements.

Tax accounting for intra-entity asset transfers
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Topic 740, Income Taxes, prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this ASU require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), including interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a modified retrospective basis through a cumulative effect adjustment recognized directly to retained earnings as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance.

Classification of certain cash receipts and cash payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period and must be applied on a retrospective basis. The Company is evaluating the effect this ASU will have on its consolidated statement of cash flows.

Recognition of breakage for prepaid stored-value products

In March 2016, the FASB issued ASU 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU addresses diversity in practice related to the derecognition of a prepaid store-value product liability. The ASU amends the guidance on extinguishing financial liabilities for certain prepaid store-value products. If an entity selling prepaid store-value products expects to be entitled to an amount that will not be redeemed, the entity will recognize the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable that a significant reversal of the breakage amount will not subsequently occur. The ASU is effective for annual periods beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted, including adoption before the effective date of ASU 2015-14, Revenue from Contracts with Customers (described below). The amendments in this ASU should be applied either on a modified retrospective basis through a cumulative effect adjustment recognized directly to retained earnings as of the date of adoption or retrospectively to each period presented. The Company is evaluating the effect the ASU will have on its consolidated financial statements.

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

Note 18. Related parties
The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations.

Related party transactions (in millions):

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Purchases, net	$10,703	$10,632	$31,941	$31,436

	May 31, 2017	August 31, 2016
Trade accounts payable, net	$4,148	$3,456

Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Item 2.	Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the consolidated financial statements, accompanying notes and Management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” and in Item 1A “Risk factors” in our Form 10-K for the fiscal year ended August 31, 2016 and in Item 1A “Risk factors” in this report. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments:

•	Retail Pharmacy USA;

•	Retail Pharmacy International; and

•	Pharmaceutical Wholesale

See note 16, Segment reporting for further information.

On March 31, 2017, Walgreens Boots Alliance and pharmacy benefit manager Prime Therapeutics LLC closed a transaction to form a combined central specialty pharmacy and mail services company AllianceRx Walgreens Prime, as part of a strategic alliance. AllianceRx Walgreens Prime is consolidated by Walgreens Boots Alliance and reported within the Retail Pharmacy USA division in its financial statements. See note 5, Acquisitions for further information.

Terminated acquisition of Rite Aid Corporation (“Rite Aid”) and related matters
On October 27, 2015, Walgreens Boots Alliance entered into an Agreement and Plan of Merger with Rite Aid and Victoria Merger Sub, Inc., a wholly-owned subsidiary of Walgreens Boots Alliance (as amended as described below, the “Merger

Agreement”), pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States. The Merger Agreement was amended by Amendment No. 1 thereto on January 29, 2017.

In connection with regulatory review of the merger contemplated by the Merger Agreement, on December 20, 2016, Walgreens Boots Alliance and Rite Aid announced that they had entered into an agreement (the “Fred’s Asset Purchase Agreement”), subject to the terms and conditions thereof, to sell certain Rite Aid stores and certain assets related to store operations to Fred’s, Inc. (“Fred’s”) for $950 million in an all-cash transaction. The transaction was subject to the approval and completion of the acquisition of Rite Aid by Walgreens Boots Alliance pursuant to the Merger Agreement.

On June 28, 2017, Walgreens Boots Alliance and Rite Aid entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties agreed to terminate the Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, or entered pursuant thereto (other than as expressly specified) (collectively with the Merger Agreement, the “Transaction Documents”), effective as of June 28, 2017. Pursuant to the Termination Agreement, the Company agreed to pay Rite Aid the termination fee of $325 million, which amount the Company plans to pay on or before June 30, 2017 in full satisfaction of any amounts required to be paid by the Company under the Merger Agreement and other Transaction Documents. The parties also agreed to release each other from, among other things, any and all liability, claims, rights, actions, causes of action, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters.

On June 28, 2017, following the termination of the Merger Agreement, the Fred’s Asset Purchase Agreement was terminated. In connection with the termination of the Fred’s Asset Purchase Agreement, the Company agreed to reimburse certain of Fred’s transaction costs in an amount not to exceed $25 million in full satisfaction of any amounts required to be paid by the Company under the Fred’s Asset Purchase Agreement. The Company expects to pay the applicable amount during the fourth quarter of fiscal 2017.

See note 7, Borrowings and note 10, Commitments and contingencies to the consolidated condensed financial statements for additional information relating to the termination of the Merger Agreement and related matters.

Pending acquisition of certain Rite Aid assets
On June 28, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rite Aid, pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire 2,186 stores, three distribution centers and related inventory from Rite Aid. The consideration for the transaction will be $5.175 billion in cash, the assumption by the Company of the related real estate leases and the grant of an option to Rite Aid, exercisable through May 2019 and subject to certain conditions, to become a member of the Company’s group purchasing organization, Walgreens Boots Alliance Development GmbH. The Company will also assume certain limited store-related liabilities as part of the transaction.

The Company intends to finance the acquisition through a combination of cash on hand and funds available under existing credit facilities and arrangements. The transaction is subject to the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The initial closing is expected to occur within the next six months. Upon the initial closing of the transaction, the Company will begin acquiring the stores and related assets on a phased basis.

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
As of May 31, 2017, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock, and had designated one member of AmerisourceBergen’s board of directors. As of May 31, 2017, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

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

RESTRUCTURING PROGRAMS
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a new restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost

Transformation Program implements and builds on the planned three-year, $1.0 billion cost-reduction initiative previously announced by Walgreens on August 6, 2014 and includes a number of elements designed to help achieve profitable growth through increased cost efficiencies. In April 2015, the Company announced that it had identified additional opportunities for cost savings that increased the total expected cost savings of the Cost Transformation Program by $500 million to a targeted $1.5 billion by the end of fiscal 2017, with significant areas of focus including plans to close approximately 200 stores across the U.S.; reorganize divisional and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focus primarily on the Company’s Retail Pharmacy USA segment. The Company achieved $1.5 billion in savings from its previously announced Cost Transformation Program ahead of schedule. As previously reported, the Company expects to close a total of approximately 260 stores and the program is on track to be completed by the end of fiscal 2017. Accordingly, full program benefits will be recognized in subsequent periods.

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

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the three and nine months ended May 31, 2017 and May 31, 2016, respectively.

	(in millions, except per share amounts)
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Sales	$30,118	$29,498	$88,065	$88,715
Gross profit[2]	7,145	7,433	21,822	22,719
Selling, general and administrative expenses[2]	5,712	5,903	17,522	17,861
Equity earnings in AmerisourceBergen	84	3	143	3
Operating income	1,517	1,533	4,443	4,861
Adjusted operating income (Non-GAAP measure)[1]	1,914	1,814	5,656	5,653
Earnings before interest and income tax provision	1,509	1,561	4,421	4,336
Net earnings attributable to Walgreens Boots Alliance, Inc.	1,162	1,103	3,276	3,143
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	1,441	1,288	4,118	3,843
Net earnings per common share – diluted	1.07	1.01	3.02	2.88
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	1.33	1.18	3.79	3.52

	Percentage increases (decreases) from prior year
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016 [3]
Sales	2.1	2.4	(0.7)	18.4
Gross profit[2]	(3.9)	0.2	(3.9)	16.2
Selling, general and administrative expenses[2]	(3.2)	(1.9)	(1.9)	11.3
Operating income	(1.0)	9.4	(8.6)	26.9
Adjusted operating income (Non-GAAP measure)[1]	5.5	3.7	0.1	20.1
Earnings before interest and income tax provision	(3.3)	(16.2)	2.0	(24.0)
Net earnings attributable to Walgreens Boots Alliance, Inc.	5.3	(15.3)	4.2	(25.1)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	11.9	14.7	7.2	23.3
Net earnings per common share – diluted	5.9	(14.4)	4.9	(28.7)
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	12.7	15.7	7.7	17.3

	Percent to sales
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Gross margin[2]	23.7	25.2	24.8	25.6
Selling, general and administrative expenses[2]	19.0	20.0	19.9	20.1

[1]
See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).

[2]
To improve comparability, certain classification changes were made to prior period sales, cost of sales and selling, general and administrative expenses. These changes had no impact on operating income or adjusted operating income. The reclassifications were made in the fourth quarter of fiscal 2016.

[3]
The nine months ended May 31, 2016 include the results of Alliance Boots GmbH on a fully consolidated basis, while the nine months ended May 31, 2015 include the results of Alliance Boots GmbH for five months on a fully consolidated basis and for four months as equity earnings in Alliance Boots GmbH reflecting Walgreen Co.'s pre-merger 45% interest.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
Net earnings attributable to Walgreens Boots Alliance for the three months ended May 31, 2017 increased 5.3% to $1,162 million compared with the prior year period, while diluted net earnings per share increased 5.9% to $1.07 compared with the prior year period. The increases in net earnings and diluted net earnings per share for the three month period ended May 31, 2017 primarily reflects a lower effective tax rate. Net earnings and diluted net earnings per share were negatively impacted by 1.5 percentage points and 2.0 percentage points, respectively, as a result of currency translation.

Net earnings attributable to Walgreens Boots Alliance for the nine months ended May 31, 2017 increased 4.2% to $3.3 billion compared with the prior year period, while diluted net earnings per share increased 4.9% to $3.02 compared with the prior year period. The increases in net earnings and diluted net earnings per share for the nine month period ended May 31, 2017 primarily reflect the reduction in the fair value of the Company’s AmerisourceBergen warrants in the year-ago period partially offset by higher costs related to the Cost Transformation Program in the current period. Net earnings and diluted net earnings per share were each negatively impacted by 2.4 percentage points as a result of currency translation.

Other income (expense) for the three and nine months ended May 31, 2017 was an expense of $8 million and $22 million, respectively, as compared to an income of $28 million and an expense of $525 million, respectively, in the three and nine months ended May 31, 2016. The comparable periods included expenses of $259 million and $845 million for the reduction in the fair value of the AmerisourceBergen warrants for the three and nine months ended May 31, 2016, respectively, and $268 million income in both periods for the change in accounting method for the Company's investment in AmerisourceBergen.

Interest was a net expense of $155 million and $500 million for the three and nine months ended May 31, 2017, respectively, compared to $147 million and $425 million in the three and nine months ended May 31, 2016, respectively. The increases mainly reflect the interest expense associated with the debt financing for the then-pending acquisition of Rite Aid.

The effective tax rate for the three months ended May 31, 2017 was 12.4% compared to 22.8% for the prior year period. The effective tax rate for the nine months ended May 31, 2017 was 16.2% compared to 20.2% for the prior year period. The decrease in the effective tax rate for the three months and nine months ended May 31, 2017 was primarily attributable to net incremental discrete tax benefits and a lower estimated annual tax rate. The lower estimated annual tax rate was mostly a result of forecast changes in the geographic mix of our pre-tax earnings, increased benefits associated with the U.S. taxation of our non-U.S. operations and additional favorable permanent book-tax differences, including tax credits. For the three months ended May 31, 2017 discrete tax benefits resulted primarily from net tax benefits associated with prior tax years. For the nine months ended May 31, 2017 discrete tax benefits resulted primarily from adopting ASU 2016-09 and net tax benefits associated with prior tax years.

Walgreens Boots Alliance adjusted diluted net earnings per share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended May 31, 2017 increased 11.9% to $1.4 billion, compared with the year-ago quarter. Adjusted diluted net earnings per share increased 12.7% to $1.33, compared with the year-ago quarter. Adjusted net earnings and adjusted diluted net earnings per share were each negatively impacted by 1.7 percentage points as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted diluted net earnings per share for the three months ended May 31, 2017 was primarily due to an increase in equity earnings from AmerisourceBergen and a lower effective tax rate.

Adjusted net earnings attributable to Walgreens Boots Alliance for the nine months ended May 31, 2017, increased 7.2% to $4.1 billion, compared with the year-ago period. Adjusted diluted net earnings per share increased 7.7% to $3.79, compared with the year-ago period. Adjusted net earnings and adjusted diluted net earnings per share were negatively impacted by 2.1 percentage points and 2.2 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted diluted net earnings per share for the nine months ended May 31, 2017 was primarily due to an increase in equity earnings from AmerisourceBergen and a lower effective tax rate. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA

	(in millions, except location amounts)
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Sales	$22,528	$21,185	$65,001	$63,055
Gross profit	5,507	5,603	16,822	16,943
Selling, general and administrative expenses	4,337	4,434	13,427	13,317
Operating income	1,170	1,169	3,395	3,626
Adjusted operating income (Non-GAAP measure)[1]	1,463	1,382	4,304	4,257

Number of prescriptions[2]	196.0	187.4	575.8	560.0
30-day equivalent prescriptions[2,3]	255.2	235.3	739.5	699.0
Number of locations at period end	8,138	8,208	8,138	8,208

	Percentage increases (decreases) from prior year
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Sales	6.3	3.7	3.1	3.3
Gross profit	(1.7)	1.4	(0.7)	2.3
Selling, general and administrative expenses	(2.2)	(1.3)	0.8	(1.4)
Operating income	0.1	13.2	(6.4)	7.3
Adjusted operating income (Non-GAAP measure)[1]	5.9	4.1	1.1	5.3
Comparable store sales[4,5]	3.7	3.9	2.6	3.9
Pharmacy sales	10.3	5.8	5.5	5.2
Comparable pharmacy sales[4,5]	5.8	6.0	4.4	6.3
Retail sales	(1.8)	(0.4)	(1.9)	(0.3)
Comparable retail sales[4]	(0.4)	0.1	(0.6)	(0.2)
Comparable number of prescriptions[2,4]	4.8	2.8	3.6	2.5
Comparable 30-day equivalent prescriptions[2,3,4]	8.3	4.5	6.5	4.0

	Percent to sales
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Gross margin	24.4	26.4	25.9	26.9
Selling, general and administrative expenses	19.3	20.9	20.7	21.1

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.

[2]	Includes immunizations.

[3]
Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

[4]
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or subject to a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the industries in which we operate. As a result, our method of calculating comparable sales may not be the same as other companies’ methods. The nine month period ended May 31, 2016 comparable sales and comparable prescription figures include an adjustment to remove February 29, 2016 results due to the leap year.

[5]
Comparable store sales and comparable pharmacy sales for the three and six months ended February 28, 2017 reflect certain revisions. These revisions did not impact the Company's financial statements and resulted in increases to previously reported comparable store sales and comparable pharmacy sales from 2.4% and 4.2%, respectively, to 3.1% and 5.3%, respectively, for the three months ended February 28, 2017 and from 1.8% and 3.0%, respectively, to 2.1% and 3.6%, respectively, for the six months ended February 28, 2017.

Sales for the three months ended May 31, 2017 and May 31, 2016
Retail Pharmacy USA division’s sales for the three months ended May 31, 2017 increased by 6.3% to $22.5 billion, which includes two months of results for AllianceRx Walgreens Prime, our recently formed central specialty and mail services business. Sales in comparable stores increased 3.7% compared with the year-ago quarter.

Pharmacy sales increased by 10.3% for the three months ended May 31, 2017 and represented 69.9% of the division’s sales. Sales include two months of AllianceRx Walgreens Prime. The increase in the current quarter is mainly due to higher prescription volumes including central specialty and mail following the formation of AllianceRx Walgreens Prime. In the year-ago quarter, pharmacy sales increased 5.8% and represented 67.4% of the division’s sales. Comparable pharmacy sales increased 5.8% for the three months ended May 31, 2017, compared to an increase of 6.0% in the year-ago quarter, primarily due to strong volume growth from Medicare Part D and volume growth from previously announced strategic pharmacy partnerships. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.6% in the three months ended May 31, 2017 compared to a reduction of 1.8% in the year-ago quarter. On division sales, this effect was a reduction of 1.6% for the three months ended May 31, 2017 compared to a reduction of 1.1% for the year-ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended May 31, 2017 was 196.0 million compared to 187.4 million in the year-ago quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 255.2 million in the three months ended May 31, 2017 compared to 235.3 million in the year-ago quarter.

Retail sales decreased 1.8% for the three months ended May 31, 2017 and were 30.1% of the division’s sales. In the year-ago quarter, retail sales decreased 0.4% and represented 32.6% of the division’s sales. The decrease in the current quarter reflects the impact of the previously announced closure of certain e-commerce operations. Comparable retail sales decreased 0.4% in the three months ended May 31, 2017 compared to an increase of 0.1% in the year-ago quarter. The decrease in comparable retail sales growth in the current period was due to declines in the consumables and general merchandise category and in the personal care category, partially offset by growth in the health and wellness category and in the beauty category.

Operating income for the three months ended May 31, 2017 and May 31, 2016
Retail Pharmacy USA division’s operating income for the three months ended May 31, 2017 increased 0.1% to $1.2 billion. The increase was primarily due to lower expenses, partially offset by lower gross profit.

Gross profit decreased 1.7% from the year-ago quarter, reflecting a decrease in both pharmacy and retail gross profit, the latter partially related to one-time expenses associated with the Cost Transformation Program.

Selling, general and administrative expenses as a percentage of sales were 19.3% in the three months ended May 31, 2017 compared to 20.9% in the year-ago quarter. Expenses as a percentage of sales were lower in the current period primarily due to sales mix and higher sales. The Company also benefited from a reduction in expenses due to an amendment to certain employee post-retirement benefits and from the Cost Transformation Program.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2017 and May 31, 2016
Retail Pharmacy USA division’s adjusted operating income for the three months ended May 31, 2017 increased 5.9% to $1.5 billion. The increase was primarily due to lower expenses, partially offset by a decline in gross profit. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the nine months ended May 31, 2017 and May 31, 2016
Retail Pharmacy USA division’s total sales for the nine months ended May 31, 2017 increased 3.1% to $65.0 billion. Sales in comparable stores increased 2.6% compared with the year-ago period.

Pharmacy sales increased by 5.5% for the nine months ended May 31, 2017 and represented 68.5% of the division’s sales. In the nine months ended May 31, 2016, pharmacy sales were up 5.2% and represented 66.9% of the division’s sales. Comparable pharmacy sales were up 4.4% in the nine months ended May 31, 2017 compared to an increase of 6.3% in the nine months ended May 31, 2016. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.6% in the current nine month period ended May 31, 2017 compared to a reduction of 2.1% in the year-ago period. The effect of generics on division sales was a reduction of 1.6% in the current nine month period compared to a reduction of 1.2% in the year-ago period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.7% of prescription sales for the nine month period ended May 31, 2017 compared to 97.3% for the nine months ended May 31, 2016. The total number of prescriptions (including immunizations) filled for the nine months ended May 31, 2017 was 575.8 million compared to 560.0 million for the year-ago period. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 739.5 million in the nine months ended May 31, 2017 compared to 699.0 million in the year-ago period.

Retail sales decreased 1.9% for the nine months ended May 31, 2017 and were 31.5% of the division’s sales. In comparison, for the nine months ended May 31, 2016 retail sales decreased 0.3% and represented 33.1% of the division’s sales. The decrease in the current period reflects the impact of the previously announced closure of certain e-commerce operations. Comparable retail sales decreased 0.6% for the current nine month period compared to a decrease of 0.2% in the year-ago period. The decrease in comparable retail sales in the nine months ended May 31, 2017 was primarily due to declines in the consumables and general merchandise category and in the personal care category, partially offset by growth in the health and wellness category and in the beauty category.

Operating income for the nine months ended May 31, 2017 and May 31, 2016

Retail Pharmacy USA division’s operating income for the nine months ended May 31, 2017 decreased 6.4% to $3.4 billion. The decrease was primarily due to higher costs associated with the Cost Transformation Program, partially offset by other cost benefits.

Gross profit decreased 0.7% from the year-ago period due to a decrease in both pharmacy and retail gross profit, the latter partially related to one-time expenses associated with the Cost Transformation Program.

Selling, general and administrative expenses as a percentage of sales were 20.7% for the nine month period ended May 31, 2017 compared to 21.1% in the year-ago period. Expenses as a percentage of sales were lower in the current period primarily due to higher sales and sales mix.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2017 and May 31, 2016
Retail Pharmacy USA division’s adjusted operating income for the nine months ended May 31, 2017 increased 1.1% to $4.3 billion. The increase was primarily due to lower selling, general and administrative expenses, partially offset by lower gross profit. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International
This division comprises businesses operating in currencies other than the U.S. dollar, including the British Pound, Euro, Chilean Peso and Mexican Peso, and therefore the division’s results are impacted by movements in foreign currency exchange rates. See Item 3. Quantitative and qualitative disclosure about market risk, Foreign currency exchange rate risk for further information on currency risk.

	(in millions, except location amounts)
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Sales[4]	$2,809	$3,132	$8,872	$10,219
Gross profit[4]	1,148	1,298	3,527	4,159
Selling, general and administrative expenses[4]	1,006	1,075	3,005	3,335
Operating income	142	223	522	824
Adjusted operating income (Non-GAAP measure)[1]	193	258	648	908
Number of locations at period end	4,710	4,628	4,710	4,628

	Percentage increases (decreases) from prior year
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Sales[4]	(10.3)	(3.1)	(13.2)	NA
Gross profit[4]	(11.6)	(2.6)	(15.2)	NA
Selling, general and administrative expenses[4]	(6.4)	(4.6)	(9.9)	NA
Operating income	(36.3)	8.8	(36.7)	NA
Adjusted operating income (Non-GAAP measure)[1]	(25.2)	3.6	(28.6)	NA
Comparable store sales[2]	(9.9)	(5.4)	(12.9)	NA
Comparable store sales in constant currency[2,3]	0.2	0.2	(0.3)	NA
Pharmacy sales[4]	(9.7)	(3.6)	(13.2)	NA
Comparable pharmacy sales[2]	(9.9)	(6.6)	(13.3)	NA
Comparable pharmacy sales in constant currency[2,3]	(0.1)	(0.7)	(1.4)	NA
Retail sales[4]	(10.7)	(2.0)	(13.2)	NA
Comparable retail sales[2]	(10.0)	(4.6)	(12.7)	NA
Comparable retail sales in constant currency[2,3]	0.4	0.7	0.4	NA

	Percent to sales
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Gross margin[4]	40.9	41.4	39.8	40.7
Selling, general and administrative expenses[4]	35.8	34.3	33.9	32.6

NA	Not applicable

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

[2]
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the industries in which we operate. As a result, our method of calculating comparable sales may not be the same as other companies’ methods. The nine month period ended May 31, 2016 comparable sales figures include an adjustment to remove February 29, 2016 results due to the leap year.

[3]
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

[4]
To improve comparability, certain classification changes were made to prior period sales, cost of sales and selling, general and administrative expenses. These changes had no impact on operating income or adjusted operating income. The reclassifications were made in the fourth quarter of fiscal 2016.

Sales for the three months ended May 31, 2017 and May 31, 2016
Retail Pharmacy International division’s sales for the three months ended May 31, 2017 decreased 10.3% to $2.8 billion. Sales in comparable stores decreased 9.9% from the year-ago quarter. The negative impact of currency translation on both sales and comparable sales was 10.1 percentage points and 10.1 percentage points, respectively. Comparable store sales in constant currency increased 0.2% from the year-ago quarter.

Pharmacy sales decreased 9.7% in the three months ended May 31, 2017 and represented 37.1% of the division’s sales. Comparable pharmacy sales decreased 9.9% from the year-ago quarter. The negative impact of currency translation on pharmacy sales and comparable pharmacy sales was 9.9 percentage points and 9.8 percentage points, respectively. Comparable pharmacy sales in constant currency decreased 0.1% from the year-ago quarter. The decrease was mainly due to the negative impact of a reduction in pharmacy funding in the United Kingdom.

Retail sales decreased 10.7% for the three months ended May 31, 2017 and were 62.9% of the division’s sales. Comparable retail sales decreased 10.0% from the year-ago quarter. The negative impact of currency translation on retail sales and comparable retail sales was 10.3 percentage points and 10.4 percentage points, respectively. Comparable retail sales in constant currency increased 0.4% from the year-ago quarter reflecting growth in the United Kingdom.

Operating income for the three months ended May 31, 2017 and May 31, 2016
Retail Pharmacy International division’s operating income for the three months ended May 31, 2017 decreased 36.3% to $142 million of which 10.7 percentage points ($24 million) was as a result of the negative impact of currency translation. The remaining decrease was due to higher selling, general and administrative expenses as a percentage of sales and lower gross profit.

Gross profit decreased 11.6% from the year-ago quarter of which 10.4 percentage points ($135 million) was as a result of the negative impact of currency translation.

Selling, general and administrative expenses decreased 6.4% from the year-ago quarter. Expenses were positively impacted by 10.3 percentage points ($111 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 35.8% in the current quarter, compared to 34.3% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2017 and May 31, 2016

Retail Pharmacy International division’s adjusted operating income for the three months ended May 31, 2017 decreased 25.2% to $193 million of which 11.2 percentage points ($29 million) was as a result of the negative impact of currency translation. The remaining decrease was primarily due to higher selling, general and administrative expenses as a percentage of sales and lower gross profit. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the nine months ended May 31, 2017 and May 31, 2016
Retail Pharmacy International division’s sales for the nine months ended May 31, 2017 decreased 13.2% to $8.9 billion. Sales in comparable stores decreased 12.9% from the year-ago period. Of the decreases in sales and comparable store sales, 12.6 percentage points and 12.6 percentage points, respectively, were as a result of the negative impact of currency translation. Comparable store sales in constant currency decreased 0.3% from the year-ago period.

Pharmacy sales decreased by 13.2% in the nine months ended May 31, 2017 and represented 34.9% of the division’s sales. Comparable pharmacy sales decreased 13.3% from the year-ago period. Of the decreases in pharmacy sales and comparable pharmacy sales, 12.0 percentage points and 11.9 percentage points, respectively, were as a result of the negative impact of currency translation. Comparable pharmacy sales in constant currency decreased 1.4% from the year-ago period. The decrease was mainly due to the negative impact of a reduction in pharmacy funding in the United Kingdom.

Retail sales decreased 13.2% for the nine months ended May 31, 2017 and were 65.1% of the division’s sales. Comparable retail sales decreased 12.7% from the year-ago period.

Retail sales and comparable retail sales were negatively impacted by 13.0 percentage points and 13.1 percentage points, respectively, as a result of currency translation. Comparable retail sales in constant currency increased 0.4% from the year-ago period reflecting growth in the United Kingdom.

Operating income for the nine months ended May 31, 2017 and May 31, 2016
Retail Pharmacy International division’s operating income for the nine months ended May 31, 2017 decreased 36.7% to $522 million of which 10.0 percentage points ($82 million) was as a result of the negative impact of currency translation. The remaining decrease was due to higher selling, general and administrative expenses as a percentage of sales and lower gross profit.

Gross profit decreased 15.2% from the year-ago period of which 12.5 percentage points ($521 million) was as a result of the negative impact of currency translation. The remaining decrease was primarily due to lower gross profit in the United Kingdom which was impacted by reduced pharmacy funding compared to the year-ago period.

Selling, general and administrative expenses decreased 9.9% from the year-ago period. Expenses were positively impacted by 13.2 percentage points ($439 million) as a result of currency translation. This was offset in part by higher depreciation over the year-ago period. As a percentage of sales, selling, general and administrative expenses were 33.9% in the current period, compared to 32.6% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2017 and May 31, 2016
Retail Pharmacy International division’s adjusted operating income for the nine months ended May 31, 2017 decreased 28.6% to $648 million of which 11.0 percentage points ($100 million) was as a result of the negative impact of currency translation. The remaining decrease was due to lower gross profit and higher selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Pharmaceutical Wholesale
This division comprises businesses operating in currencies other than the U.S. dollar including the British Pound, Euro, and Turkish Lira, and thus the division’s results are impacted by movements in foreign currency exchange rates. See Item 3. Quantitative and qualitative disclosure about market risk, Foreign currency exchange rate risk for further information on currency risk.

	(in millions, except location amounts)
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Sales	$5,296	$5,748	$15,743	$17,171
Gross profit	491	537	1,478	1,629
Selling, general and administrative expenses	375	394	1,096	1,209
Equity earnings in AmerisourceBergen	84	3	143	3
Operating income	200	146	525	423
Adjusted operating income (Non-GAAP measure)[1]	253	179	703	500

	Percentage increases (decreases) from prior year
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Sales	(7.9)	0.7	(8.3)	NA
Gross profit	(8.6)	(4.1)	(9.3)	NA
Selling, general and administrative expenses	(4.8)	(1.0)	(9.3)	NA
Operating income	37.0	(9.9)	24.1	NA
Adjusted operating income (Non-GAAP measure)[1]	41.3	4.7	40.6	NA
Comparable sales[2]	(7.0)	4.6	(5.4)	NA
Comparable sales in constant currency[2,3]	3.7	6.3	4.5	NA

	Percent to sales
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Gross margin	9.3	9.3	9.4	9.5
Selling, general and administrative expenses	7.1	6.9	7.0	7.0

NA	Not applicable

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

[2]
Comparable sales are defined as sales excluding acquisitions and dispositions. The nine month period ended May 31, 2016 comparable sales figures include an adjustment to remove February 29, 2016 results due to the leap year.

[3]
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

Sales for the three months ended May 31, 2017 and May 31, 2016
Pharmaceutical Wholesale division’s sales for the three months ended May 31, 2017 decreased 7.9% to $5.3 billion. Comparable sales, which exclude acquisitions and dispositions, decreased 7.0%.

Sales and comparable sales were negatively impacted by 10.6 percentage points and 10.7 percentage points, respectively, as a result of currency translation. Comparable sales in constant currency increased 3.7%, reflecting growth in emerging markets and the United Kingdom partially offset by challenging market conditions in continental Europe.

Operating income for the three months ended May 31, 2017 and May 31, 2016
Pharmaceutical Wholesale division’s operating income for the three months ended May 31, 2017, which included $84 million from the Company’s share of equity earnings in AmerisourceBergen, increased 37.0% to $200 million. Operating income was negatively impacted by 11.6 percentage points ($17 million) as a result of currency translation.

Gross profit decreased 8.6% from the year-ago quarter. Gross profit was negatively impacted by 10.5 percentage points ($56 million) as a result of currency translation.

Selling, general and administrative expenses decreased 4.8% from the year-ago quarter. Expenses were positively impacted by 9.9 percentage points ($39 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 7.1% in the current quarter, compared to 6.9% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2017 and May 31, 2016
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended May 31, 2017, which included $101 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 41.3% to $253 million. Adjusted operating income was negatively impacted by 11.8 percentage points ($21 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income increased 0.6% over the year-ago quarter. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the nine months ended May 31, 2017 and May 31, 2016
Pharmaceutical Wholesale division’s sales for the nine months ended May 31, 2017 decreased 8.3% to $15.7 billion. Comparable sales decreased 5.4%.

Sales and comparable sales were negatively impacted by 9.6 percentage points and 9.9 percentage points respectively, as a result of currency translation. Comparable sales in constant currency increased 4.5%, reflecting growth in emerging markets and the United Kingdom partially offset by challenging market conditions in continental Europe.

Operating income for the nine months ended May 31, 2017 and May 31, 2016
Pharmaceutical Wholesale division’s operating income for the nine months ended May 31, 2017, which included $143 million from the Company’s share of equity earnings in AmerisourceBergen, increased 24.1% to $525 million. Operating income was negatively impacted by 11.6 percentage points ($49 million) as a result of currency translation.

Gross profit decreased 9.3% from the year-ago period. The negative impact of currency translation was 9.7 percentage points ($157 million).

Selling, general and administrative expenses decreased 9.3% from the year-ago period of which 8.9 percentage points ($108 million) was as a result of the positive impact of currency translation. The remaining decrease was primarily related to cost benefits and dispositions. As a percentage of sales, selling, general and administrative expenses were 7.0% in the current period, compared to 7.0% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2017 and May 31, 2016
Pharmaceutical Wholesale division’s adjusted operating income for the nine months ended May 31, 2017, which included $238 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 40.6% to $703 million. Adjusted operating income was negatively impacted by 11.8 percentage points ($59 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income increased 6.3% over the year-ago period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

The Company also presents certain information related to current period operating results in “constant currency,” which is a non-GAAP financial measure. These amounts are calculated by translating current period results at the foreign currency exchange rates used in the comparable period in the prior year. The Company presents such constant currency financial information because it has significant operations outside of the United States reporting in currencies other than the U.S. dollar and such presentation provides a framework to assess how its business performed excluding the impact of foreign currency exchange rate fluctuations.

	(in millions)
	Three months ended May 31, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,170	$142	$200	$5	$1,517
Cost transformation	129	26	16	—	171
Acquisition-related amortization	38	25	20	—	83
LIFO provision	97	—	—	—	97
Adjustments to equity earnings in AmerisourceBergen	—	—	17	—	17
Acquisition-related costs	29	—	—	—	29
Adjusted operating income (Non-GAAP measure)	$1,463	$193	$253	$5	$1,914

	(in millions)
	Three months ended May 31, 2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,169	$223	$146	$(5)	$1,533
Cost transformation	60	6	7	—	73
Acquisition-related amortization	46	29	21	—	96
LIFO provision	92	—	—	—	92
Adjustments to equity earnings in AmerisourceBergen	—	—	5	—	5
Acquisition-related costs	15	—	—	—	15
Adjusted operating income (Non-GAAP measure)	$1,382	$258	$179	$(5)	$1,814

	(in millions)
	Nine months ended May 31, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$3,395	$522	$525	$1	$4,443
Cost transformation	517	51	24	—	592
Acquisition-related amortization	113	75	59	—	247
LIFO provision	204	—	—	—	204
Adjustments to equity earnings in AmerisourceBergen	—	—	95	—	95
Acquisition-related costs	75	—	—	—	75
Adjusted operating income (Non-GAAP measure)	$4,304	$648	$703	$1	$5,656

	(in millions)
	Nine months ended May 31, 2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$3,626	$824	$423	$(12)	$4,861
Cost transformation	170	14	7	—	191
Acquisition-related amortization	143	70	65	—	278
LIFO provision	206	—	—	—	206
Adjustments to equity earnings in AmerisourceBergen	—	—	5	—	5
Acquisition-related costs	82	—	—	—	82
Asset impairment	$30	$—	$—	$—	$30
Adjusted operating income (Non-GAAP measure)	$4,257	$908	$500	$(12)	$5,653

	(in millions, except per share amounts)
	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$1,162	$1,103	$3,276	$3,143

Adjustments to operating income:
Cost transformation[1]	171	73	592	191
Acquisition-related amortization[1]	83	96	247	278
LIFO provision[1]	97	92	204	206
Adjustments to equity earnings in AmerisourceBergen[1]	17	5	95	5
Acquisition-related costs[1]	29	15	75	82
Asset impairment[1]	—	—	—	30
Total adjustments to operating income	397	281	1,213	792

Adjustments to other income (expense):
Net investment hedging (gain) loss[1]	1	(4)	15	(37)
Decrease in fair market value of AmerisourceBergen warrants[1]	—	259	—	845
Impact of change in accounting method for AmerisourceBergen equity investment[1]	—	(268)	—	(268)
Total adjustments to other income (expense)	1	(13)	15	540

Adjustments to interest expense, net:
Prefunded interest expenses[1]	34	4	123	4
Total adjustments to interest expense, net	34	4	123	4

Adjustments to income tax provision:
United Kingdom tax rate change[2]	—	—	(77)	(178)
Tax impact of adjustments[3]	(153)	(87)	(432)	(458)
Total adjustments to income tax provision	(153)	(87)	(509)	(636)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,441	$1,288	$4,118	$3,843

Diluted net earnings per common share (GAAP)	$1.07	$1.01	$3.02	$2.88
Adjustments to operating income	0.37	0.26	1.12	0.73
Adjustments to other income (expense)	—	(0.01)	0.01	0.49
Adjustments to interest expense, net	0.03	—	0.11	—
Adjustments to income tax provision	(0.14)	(0.08)	(0.47)	(0.58)
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.33	$1.18	$3.79	$3.52

Weighted average common shares outstanding, diluted	1,082.6	1,088.2	1,085.5	1,091.7

[1]
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

[2]	Discrete tax-only items.

[3]	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $12.3 billion (including $2.2 billion in non-U.S. jurisdictions) as of May 31, 2017, compared to $3.3 billion (including $1.5 billion in non-U.S. jurisdictions) at May 31, 2016. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases. Net cash provided by operating activities for the nine months ended May 31, 2017 was $5,237 million, compared to $5,189 million for the year-ago period. The increase in cash provided by operating activities was primarily due to improved working capital management, with higher cash inflows from changes in inventories. Increases in cash inflows on inventories resulted primarily from Retail Pharmacy USA inventory management initiatives related to simplified retail product offering, promotional efficiencies and lower brand name drug inflation.

Net cash used for investing activities was $452 million for the nine months ended May 31, 2017, compared to $1,961 million used in the year-ago period. Business acquisitions in the nine months ended May 31, 2017 were $63 million compared to $115 million for the year-ago period. Business acquisitions in the year-ago period were primarily the acquisition of an international beauty brand and the purchase of prescription files. The year-ago period included an investment in AmerisourceBergen of $1,169 million following the exercise of warrants.

For the nine months ended May 31, 2017, additions to property, plant and equipment were $912 million compared to $904 million in the year-ago period. Capital expenditures by reporting segment were as follows:

	Nine months ended
	May 31, 2017	May 31, 2016
Retail Pharmacy USA	$556	$523
Retail Pharmacy International	279	315
Pharmaceutical Wholesale	77	66
Total	$912	$904

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Additionally, investing activities for the nine months ended May 31, 2017 included proceeds related to sale-leaseback transactions of $436 million, compared to $60 million in the year-ago period.

Net cash used for financing activities for the nine months ended May 31, 2017 was $2,333 million, compared to net cash used of $2,894 million in the year-ago period. We repurchased shares as part of the $1 billion stock repurchase program described below and to support the needs of the employee stock plans totaling $1,457 million in the nine months ended May 31, 2017, compared to $1,152 million in shares repurchased in the nine months ended May 31, 2016. Proceeds related to employee stock plans were $174 million during the nine months ended May 31, 2017, compared to $175 million for the nine months ended May 31, 2016. Cash dividends paid were $1,228 million during the nine months ended May 31, 2017, compared to $1,174 million for the same period a year ago. We currently intend to continue to maintain a long-term dividend payout ratio target of approximately 30 to 35 percent of adjusted net earnings attributable to Walgreens Boots Alliance.

In April 2017, Walgreens Boots Alliance authorized a stock repurchase program (the “$1 billion stock repurchase program”), which authorized the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. In May 2017, the Company completed the $1 billion stock repurchase program. See Part II, Item 2 below for additional information. In June 2017, Walgreens Boots Alliance authorized a new stock repurchase program (the “$5 billion stock repurchase program”), which authorizes the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018.We determine the timing and amount of repurchases based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. We have repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable us to repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws.

We periodically borrow under our commercial paper program and may continue to borrow under it in future periods. There were no commercial paper borrowings outstanding as of May 31, 2017 or August 31, 2016, respectively. The Company had no activity under its commercial paper program for the nine months ended May 31, 2017. The Company had average daily short-term borrowings of $18 million of commercial paper outstanding at a weighted average interest rate of 0.66% for the nine month period ended May 31, 2016.

Terminated acquisition of Rite Aid and related matters
Pursuant to the Termination Agreement, the Company agreed to pay Rite Aid the termination fee of $325 million, which amount the Company plans to pay on or before June 30, 2017, in full satisfaction of any amounts required to be paid by the Company under the Merger Agreement and other Transaction Documents. In connection with the termination of the Fred’s Asset Purchase Agreement, the Company agreed to reimburse certain of Fred’s transaction costs in an amount not to exceed $25 million in full satisfaction of any amounts required to be paid by the Company under the Fred’s Asset Purchase Agreement. The Company expects to pay the applicable amount during the fourth quarter of fiscal 2017.

On June 1, 2016, Walgreens Boots Alliance issued in an underwritten public offering $1.2 billion of 1.750% notes due 2018 (the “2018 notes”), $1.5 billion of 2.600% notes due 2021 (the “2021 notes”), $0.8 billion of 3.100% notes due 2023 (the “2023 notes”), $1.9 billion of 3.450% notes due 2026 (the “2026 notes”) and $0.6 billion of 4.650% notes due 2046 (the “2046 notes”). Because the merger with Rite Aid was not consummated on or prior to June 1, 2017, the 2018 notes, the 2021 notes and the 2023 notes (but not the 2026 notes or 2046 notes, which remain outstanding in accordance with their respective terms) were redeemed on June 5, 2017 under the special mandatory redemption terms of the indenture governing such notes. Walgreens Boots Alliance was required to redeem all of the 2018 notes, the 2021 notes and the 2023 notes then outstanding, at a special mandatory redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest of approximately $1 million to, but excluding, the date of redemption. Walgreens Boots Alliance used cash on hand to fund the special mandatory redemption. As a result of the special mandatory redemption of the 2018 notes, the 2021 notes and the 2023 notes, in the fourth quarter of fiscal 2017, the Company will recognize as interest expense on a pretax basis the entire $13 million unamortized portion of the related debt issuance costs and debt issuance discounts and the entire $35 million redemption premium paid on such notes upon such redemption. The 2026 notes and 2046 notes (which are not subject to special mandatory redemption) are subject to redemption in certain circumstances.

On February 22, 2017, Walgreens Boots Alliance entered into (a) a $4.8 billion unsecured term loan facility with the lenders party thereto (the “Syndicated Credit Agreement”) and (b) a $1.0 billion unsecured term loan facility with Sumitomo Mitsui Banking Corporation, as lender and administrative agent (the “Sumitomo Credit Agreement” and, together with the Syndicated Credit Agreement, the “2017 Term Loan Credit Agreements”). The obligations of the lenders party to each of the 2017 Term Loan Credit Agreements to fund the loans thereunder were to become effective upon the date of closing of the transactions contemplated by the Merger Agreement. Each of the 2017 Term Loan Credit Agreements and the commitments contemplated thereby terminated on June 28, 2017 upon the termination of the Merger Agreement. See "-Introduction and segments - terminated acquisition of Rite Aid and related matters" above. Upfront fees paid to date in connection with the 2017 Term Loan Credit Agreements totaled $4.6 million. As of May 31, 2017, there were no borrowings under either of the 2017 Term Loan Credit Agreements.

2017 Revolving Credit Agreement
On February 1, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit facility (the “2017 Revolving Credit Agreement”) with the lenders from time to time party thereto. Walgreens Boots Alliance will be the borrower under the 2017 Revolving Credit Agreement, which terminates on the earlier of (a) 364 days following the effective date thereof, subject to the extension thereof pursuant to provisions specified in the Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate commitment pursuant to the Revolving Credit Agreement. The ability of Walgreens Boots Alliance to request the making of loans under the 2017 Revolving Credit Agreement is subject to the satisfaction (or waiver) of certain customary conditions set forth therein. Borrowings under the 2017 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. Upfront fees paid to date in connection with the 2017 Revolving Credit Agreement totaled $0.5 million. In addition, Walgreens Boots Alliance will also pay to the lenders under the 2017 Revolving Credit Agreement certain customary fees, including a commitment fee on the daily actual excess of each such lender’s commitment over such lender’s outstanding credit exposure under the 2017 Revolving Credit Agreement, which commitment fee is earned and payable quarterly. As of May 31, 2017, there were no borrowings under the 2017 Revolving Credit Agreement.

Debt covenants
The Company’s credit facilities contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants. As of May 31, 2017, the Company was in compliance with all such covenants.

As of June 28, 2017, the credit ratings of Walgreens Boots Alliance were:

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

Pursuant to our arrangements with AmerisourceBergen, we have the right, but not the obligation, to increase our minority equity position in AmerisourceBergen over time, as described under “--AmerisourceBergen Corporation Relationship” above. As of May 31, 2017, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock. This includes a total of approximately 11.5 million shares of AmerisourceBergen that we purchased in the open market. Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. Our ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.

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

See Item 3. Qualitative and quantitative disclosures about market risk below for a discussion of certain financing and market risks.

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

As of May 31, 2017, we have issued $330 million in letters of credit, primarily related to insurance obligations. We also had $45 million of guarantees to various suppliers outstanding as of May 31, 2017. We remain secondarily liable on 70 leases. The maximum potential undiscounted future payments related to these leases was $330 million as of May 31, 2017.

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

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in note 17, New accounting pronouncements in Item 1. Consolidated Condensed Financial Statements (Unaudited) of this Current Report on Form 10-Q and is incorporated herein by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives and restructuring activities and the amounts and timing of their expected impact, the termination of the Merger Agreement with Rite Aid and the transactions contemplated thereby (including the termination of the divestiture agreement to sell certain Rite Aid stores and assets to Fred’s, Inc.) and their possible effects, our pending Asset Purchase Agreement with Rite Aid and the transactions contemplated thereby and their possible timing and effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the proposed withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, our equity method investment in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs associated with restructuring activities will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, changes in management’s assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets and interest rates, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the ability of the parties to satisfy the closing conditions (including, without limitation, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and consummate the pending acquisition of certain Rite Aid assets and related matters on a timely basis or at all, the risks associated with the integration of complex businesses, the risks associated with the termination of our Merger Agreement with Rite Aid and the transactions contemplated thereby (including the divestiture transaction to sell certain Rite Aid stores and assets to Fred’s, Inc.) and the effects thereof, outcomes of legal and regulatory matters, including with respect to regulatory review and actions in connection with the pending acquisition of certain Rite Aid assets and related matters, and changes in laws, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, in Item 1A. “Risk factors” in this report and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We also use interest rate caps to protect from rising interest rates on existing floating-rate debt. Information regarding our interest rate swaps, forward starting interest rate swaps, and interest rate caps transactions are set forth in note 8. Financial instruments to our unaudited Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On May 31, 2017, we had approximately $1.7 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates for the various debt held by us would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense on long-term debt obligations by approximately $17 million. The amounts exclude the impact of any associated interest rate swaps, forward starting interest rate swaps and interest rate caps.

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the three months ended May 31, 2017 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The information in response to this item is incorporated herein by reference to note 10, Commitments and contingencies of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A.	Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk factors” in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2016 as amended and supplemented by the risk factors set forth below, which could materially affect our business, financial condition or future results. The risk factors in the Form 10-K for the year ended August 31, 2016 captioned “We may not be able to successfully or timely complete the pending acquisition of Rite Aid” and “If we complete our pending acquisition of Rite Aid, we may not realize the anticipated benefits of the transaction, which could adversely impact our results of operations” are hereby deleted. In addition, the second through fifth sentences of the second paragraph of the risk factor captioned “We have significant outstanding debt; our debt and associated payment obligations could significantly increase in the future if we incur additional debt and do not retire existing debt” are hereby deleted.

We may not be able to successfully or timely complete the pending acquisition of certain Rite Aid assets.

Risks and uncertainties related to our pending acquisition of 2,186 stores and three distribution centers from Rite Aid include, among others: the occurrence of any event, change or other circumstance that could give rise to the termination of the Asset Purchase Agreement including that regulatory or other approvals required for the transaction are not obtained; that litigation may be filed which could prevent or delay the transaction; and that uncertainty regarding the transaction may adversely affect relationships with suppliers, payers, customers and other third parties. Completion of the transaction is subject to the satisfaction of certain conditions set forth in the Asset Purchase Agreement, including the expiration or termination of applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions. We will be unable to complete the pending acquisition of these Rite Aid assets until each of the conditions to closing is either satisfied or waived. In deciding whether or not to object to the transaction, regulatory agencies have broad discretion in administering the applicable governing regulations. We can provide no assurance that we will obtain the necessary approvals on any particular timetable or at all, or that any conditions that are imposed in connection with such review would not diminish the anticipated benefits of the transaction or result in the termination of the transaction. We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the pending transaction, as well as the diversion of management resources, for which we will receive little or no benefit if the closing of the transaction does not occur.

If we complete the pending acquisition of certain Rite Aid assets pursuant to the Asset Purchase Agreement, we may not realize the anticipated benefits of the transaction, which could adversely impact our results of operations.

We entered into the Asset Purchase Agreement to acquire certain Rite Aid stores and distribution centers with the expectation that the transaction will result in various benefits, including, among other things, cost savings and operating efficiencies. The achievement of the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the acquired assets can be integrated into our business in an efficient and effective manner, the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses or delays, and competitive factors in the marketplace. If the acquisition of Rite Aid assets pursuant to the Asset Purchase Agreement is completed, we can provide no assurance that the anticipated benefits of the transaction, including cost savings and synergies, will be fully realized in the time frame anticipated or at all; the costs or difficulties related to the integration of the acquired assets into our business and operations will not be greater than expected; unanticipated costs, charges and expenses will not result from the transaction; litigation relating to the transaction will not be filed; and the transaction will not cause disruption to the parties’ business and operations and relationships with employees and suppliers, payers, customers and other third parties. If one or more of these risks are realized, it could have a material adverse impact on our operating results.

We could also encounter unforeseen transaction and integration-related costs or other circumstances, such as unforeseen liabilities or other issues resulting from the transaction. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention, which could adversely impact our agility to respond to market opportunities and our ability to timely identify and implement other strategic actions. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business operations, financial condition and results of operations. In addition, we have incurred significant transaction costs related to the pending transaction and, if it is consummated, we will continue to incur significant integration and related costs as we integrate the acquired Rite Aid assets. These integration and acquisition-related costs, including legal, accounting, financial and tax advisory and other fees and costs, may be higher than expected and some of these costs may be material.

Item 2.	Unregistered sales of equity securities and use of proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended May 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer purchases of equity securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program[1]
03/01/17 – 03/31/17	—	$—	—	$—
04/01/17 – 04/30/17	6,329,364	83.50	6,329,364	471,493,961
05/01/17 – 05/31/17	5,490,591	85.87	5,490,591	—
Total	11,819,955	$84.60	11,819,955	$—

[1]
In April 2017, Walgreens Boots Alliance authorized a stock repurchase program which authorized the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. In May 2017, the Company completed this $1.0 billion stock repurchase program. In June 2017, Walgreens Boots Alliance authorized a new stock repurchase program, which authorizes the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018.

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on June 10, 2016.

10.1*	Extension, dated as of March 27, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.
Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 (File No. 1-36759) filed with the SEC on April 5, 2017.

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

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: June 29, 2017	/s/ George R. Fairweather
George R. Fairweather
Executive Vice President and Global Chief Financial Officer

Dated: June 29, 2017	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)