Form 10-K
period 2017-08-31
Walgreens Boots Alliance, Inc.
filed 2017-10-25
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2017

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
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☒          No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐          No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to the Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☒
As of February 28, 2017, the aggregate market value of Walgreens Boots Alliance, Inc. common stock held by non-affiliates (based upon the closing transaction price on such date) was approximately $80.7 billion.  As of September 30, 2017, there were 1,009,549,218 shares of Walgreens Boots Alliance, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our Annual Meeting of Stockholders planned to be held on January 17, 2018 are incorporated by reference into Part III of this Form 10-K as indicated herein.

Walgreens Boots Alliance, Inc.
Annual Report on Form 10-K

On December 31, 2014, Walgreens Boots Alliance, Inc. became the successor of Walgreen Co. (“Walgreens”) pursuant to a merger to effect a reorganization of Walgreens into a holding company structure (the “Reorganization”), with Walgreens Boots Alliance, Inc. becoming the parent holding company.

References in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to the predecessor registrant Walgreens and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to “fiscal 2017” refer to our fiscal year ended August 31, 2017.

This Form 10-K includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See cautionary note regarding forward-looking statements in management’s discussion and analysis of financial condition and results of operations in part II, item 7 below.

All trademarks, trade names and service marks used herein are the property of their respective owners.

PART I
Item 1.  Business

Overview
Walgreens Boots Alliance, Inc., a Delaware corporation (“Walgreens Boots Alliance”) is the first global, pharmacy-led health and wellbeing enterprise with sales of $118.2 billion in the fiscal year ended August 31, 2017. Our purpose is to help people across the world lead healthier and happier lives.

Walgreens Boots Alliance is the largest retail pharmacy, health and daily living destination across the U.S. and Europe. Walgreens Boots Alliance and the companies in which it has equity method investments together have a presence in more than 251 countries and employ more than 385,0001 people. The company is a global leader in pharmacy-led, health and wellbeing retail and, together with the companies in which it has equity method investments, has over 13,2001 stores in 111 countries as well as one of the largest global pharmaceutical wholesale and distribution networks, with over 3901 distribution centers delivering to more than 230,0002 pharmacies, doctors, health centers and hospitals each year in more than 201 countries. In addition, Walgreens Boots Alliance is one of the world’s largest purchasers of prescription drugs and many other health and wellbeing products.

Our portfolio of retail and business brands includes Walgreens, Duane Reade, Boots and Alliance Healthcare, as well as increasingly global health and beauty product brands, such as No7, Soap & Glory, Liz Earle, Sleek MakeUP and Botanics. Our global brands portfolio is enhanced by our in-house product research and development capabilities. We seek to further drive innovative ways to address global health and wellness challenges. We believe we are well positioned to expand customer offerings in existing markets and become a health and wellbeing partner of choice in emerging markets.

Walgreens Boots Alliance was incorporated in Delaware in 2014 and, as described below, is the successor of Walgreen Co., an Illinois corporation, which was formed in 1909 as a successor to a business founded in 1901. Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015. Our common stock trades on the NASDAQ Stock Market under the symbol “WBA”.

1 As of August 31, 2017, using publicly available information for AmerisourceBergen.
2 For 12 months ending August 31, 2017, using publicly available information for AmerisourceBergen.

Recent transactions
On March 31, 2017, Walgreens Boots Alliance and pharmacy benefit manager Prime Therapeutics LLC closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, as part of a strategic alliance. AllianceRx Walgreens Prime is consolidated by Walgreens Boots Alliance and reported within the Retail Pharmacy USA division in its financial statements. See note 6, acquisitions to the Consolidated Financial Statements for further information.

On March 18, 2016, we exercised warrants to purchase 22,696,912 shares of AmerisourceBergen Corporation (“AmerisourceBergen”) common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. On August 25, 2016, we exercised additional warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share for an aggregate exercise price payment of $1.19 billion. Following the August 25, 2016 warrant exercise, we do not hold any further warrants to purchase shares of AmerisourceBergen common stock. As of August 31, 2017 and 2016, we owned 56,854,867 AmerisourceBergen common shares, representing approximately 26% and 24% of the outstanding AmerisourceBergen common stock, respectively, and had designated one member of AmerisourceBergen’s board of directors. As of August 31, 2017, we can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate a second member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. The warrants were issued in March 2013 pursuant to a Framework Agreement between Walgreens, Alliance Boots GmbH (“Alliance Boots”) and AmerisourceBergen. Concurrently, Walgreens, Alliance Boots and AmerisourceBergen announced various other agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which we source branded and generic pharmaceutical products from AmerisourceBergen in the U.S. and an agreement which provides AmerisourceBergen the ability to access generics pharmaceutical products through our global sourcing enterprise. In May 2016, certain agreements were extended for three years to now expire in 2026.

Effective March 18, 2016, we began accounting for our investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to our investment being classified within the operating income of our Pharmaceutical Wholesale segment. See note 5, equity method investments to the Consolidated Financial Statements included herein for further information. Due to the March 18, 2016 effective date and the two-month reporting lag, our results for the 12 month period ended August 31, 2016 include approximately three and a half months of equity method income relating to our investment in AmerisourceBergen. Similarly, our results for the 12 month period ended August 31, 2017 include approximately ten and a half months of equity income reflecting our increased ownership following the exercise on August 25, 2016 of the second tranche of warrants.

On December 31, 2014, Walgreens Boots Alliance became the successor of Walgreens pursuant to a merger to effect a reorganization of Walgreens into a holding company structure, with Walgreens Boots Alliance becoming the parent holding company. Pursuant to the Reorganization, Walgreens became a wholly owned subsidiary of Walgreens Boots Alliance, which was formed for the purposes of the Reorganization, and each issued and outstanding share of Walgreens common stock converted on a one-to-one basis into Walgreens Boots Alliance common stock. Also on December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition of the remaining 55% of Alliance Boots that Walgreens did not previously own (the “Second Step Transaction”) in exchange for £3.133 billion in cash and 144.3 million shares of Walgreens Boots Alliance common stock. Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method immediately upon completion of the Second Step Transaction. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The Consolidated Financial Statements (and other data, such as prescriptions filled) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods from and after the effective time of the Reorganization on December 31, 2014.

In addition, we have completed a number of additional acquisitions, divestitures and strategic initiatives in recent years designed to grow our businesses and enhance our competitive position. Please refer to management’s discussion and analysis of financial condition and results of operations in part II, item 7 below and note 3, exit and disposal activities, note 5, equity method investments and note 6, acquisitions to the Consolidated Financial Statements included in part II, item 8 below for additional information.

Rite Aid transaction
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

On June 28, 2017, Walgreens Boots Alliance and Rite Aid entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties agreed to terminate the Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, or entered pursuant thereto (other than as expressly specified) (collectively with the Merger Agreement, the “Transaction Documents”), effective as of June 28, 2017. Pursuant to the Termination Agreement, the Company paid Rite Aid the termination fee of $325 million, in full satisfaction of any amounts required to be paid by the Company under the Merger Agreement and other Transaction Documents. The parties also agreed to release each other from, among other things, any and all liability, claims, rights, actions, causes of action, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters.

On June 28, 2017, following the termination of the Merger Agreement, the Fred’s Asset Purchase Agreement was terminated. In connection with the termination of the Fred’s Asset Purchase Agreement, the Company reimbursed $25 million of Fred’s transaction costs in full satisfaction of any amounts required to be paid by the Company under the Fred’s Asset Purchase Agreement.

See note 8, borrowings to the Consolidated Financial Statements for additional information relating to the termination of the Merger Agreement and related matters.

Acquisition of certain Rite Aid assets
On June 28, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rite Aid, pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire 2,186 stores, three distribution centers and related inventory from Rite Aid.

On September 19, 2017, the Company announced it had secured regulatory clearance for an amended and restated asset purchase agreement (the “Amended and Restated Asset Purchase Agreement”) to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. As of the date of this report, the first few Rite Aid stores have been acquired. Ownership of stores is expected to be transferred in phases, with the goal being to complete the store transfers in spring 2018. These transfers remain subject to closing conditions set forth in the Amended and Restated Asset Purchase Agreement.

The Company will account for this transaction as a business combination.

Industry overview
The retail pharmacy and pharmaceutical wholesale industries across the globe are highly competitive and have been experiencing consolidation in recent years. Prescription drugs play a significant role in healthcare and constitute a first line of treatment for many medical conditions. We believe the long-term outlook for prescription drug utilization is strong due, in part, to aging populations, increases in life expectancy, increases in the availability and utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control healthcare costs, and increases in the number of persons with insurance coverage for prescription drugs, including, in the United States, “baby boomers” increasingly becoming eligible for the federally funded Medicare Part D prescription program. Pharmaceutical wholesalers act as a vital link between drug manufacturers and pharmacies and healthcare providers in supplying pharmaceuticals to patients.

The retail pharmacy industry across the globe relies significantly on private and governmental third party payers. Many private organizations throughout the healthcare industry, including pharmacy benefit management (“PBM”) companies and health insurance companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power. Third party payers, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies in the United States, can change eligibility requirements or reduce certain reimbursement rates. In addition, in many European countries, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility and reimbursement levels to control costs for the government-sponsored healthcare system. Changes in law or regulation also can impact reimbursement rates and terms. For example, the Patient Protection and Affordable Care Act (the

“ACA”) was enacted to help control federal healthcare spending, including for prescription drugs, in the United States and the UK Department of Health plans to implement funding cuts to reduce costs within the National Health Service by reducing drug reimbursement rates. These changes generally are expected to reduce Medicaid reimbursements in the United States and pharmacy reimbursements in the UK. State Medicaid programs are also expected to continue to seek reductions in reimbursements. When third party payers or governmental authorities take actions that restrict eligibility or reduce prices or reimbursement rates, sales and margins in the retail pharmacy industry could be reduced, which would adversely affect industry profitability. In some cases, these possible adverse effects may be partially or entirely offset by controlling inventory costs and other expenses, dispensing more higher margin generics, finding new revenue streams through pharmacy services or other offerings and/or dispensing a greater volume of prescriptions.

Generic prescription drugs have continued to help lower overall costs for customers and third party payers. We expect the utilization of generic pharmaceuticals to continue to increase. In general, in the United States, generic versions of drugs generate lower sales dollars per prescription, but higher gross profit dollars, as compared with patent-protected brand name drugs. The impact on retail pharmacy gross profit dollars can be significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can vary and the timing of generic conversions can be difficult to predict, which can have a significant impact on retail pharmacy sales and gross profit dollars.

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

For fiscal 2017, our segment sales were:  Retail Pharmacy USA, $87.3 billion; Retail Pharmacy International, $11.8 billion; and Pharmaceutical Wholesale, $21.2 billion. Additional information relating to our segments is included in management’s discussion and analysis of financial condition and results of operations in part II, item 7 below and in note 17, segment reporting to our Consolidated Financial Statements included in part II, item 8 below, which information is incorporated herein by reference.

Retail Pharmacy USA
Our Retail Pharmacy USA division (excluding equity method investments) has pharmacy-led health and beauty retail offerings in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, each focused on helping people feel happy and healthy. We operated 8,100 retail stores in the division as of August 31, 2017. Our principal retail pharmacy brands in the division are Walgreens and Duane Reade. We are a market leader in the United States and, as of August 31, 2017, approximately 76% of the population of the United States lived within five miles of a Walgreens or Duane Reade retail pharmacy.

We provide customers with convenient, omni-channel access to consumer goods and services, including own branded general merchandise such as NICE!, DeLish™, Soap and Glory, No7, and Well at Walgreens, as well as pharmacy and health and wellness services in communities across America. Integrated with our e-commerce platform, the Walgreens mobile application allows customers to refill prescriptions through scan technology, receive alerts when a refill is due and perform retail functionality, such as ordering photo prints, shopping for products and clipping coupons.

Our services help improve health outcomes for patients and manage costs for payers including employers, managed care organizations, health systems, PBM companies and the public sector. We utilize our retail network as a channel to provide health and wellness services to our customers and patients, as illustrated by our ability to play a significant role in providing flu vaccines and other immunizations. We also provide specialty pharmacy and mail services. As of August 31, 2017, we had approximately 400 in-store clinic locations throughout the United States, some of which are operated by the Company and some of which are operated by health system partners. We have more than 78,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

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

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Pharmacy	69%	67%	66%
Retail	31%	33%	34%
Total	100%	100%	100%

We filled 764.4 million prescriptions (including immunizations) in the division in fiscal 2017. Adjusted to 30-day equivalents, prescriptions filled were 989.7 million in fiscal 2017. Sales where reimbursement is received from managed care organizations, governmental agencies, PBM companies and private insurance were approximately 98% of the division’s fiscal 2017 pharmacy sales.

We fill prescriptions for many state Medicaid public assistance programs. Sales from all such Medicaid plans were approximately 4% of the division’s fiscal 2017 sales. Sales from Medicare Part D plans were approximately 19% of the division’s fiscal 2017 sales.

Our U.S. loyalty program, Balance® Rewards, is designed to reward our most valuable customers and encourage shopping in stores and online. Balance® Rewards members receive special pricing on select products and earn everyday rewards points for purchasing most merchandise that can be instantly redeemed at our stores or through walgreens.com. As of August 31, 2017, the number of active Balance® Rewards members totaled 88.2 million. For this purpose, we define an active member as someone who has used their card in the last six months.

AmerisourceBergen supplies and distributes a significant amount of generic and branded pharmaceutical products to the division’s pharmacies. We purchase our non-pharmaceutical merchandise from numerous manufacturers and wholesalers.

The division’s sales, gross profit margin and gross profit are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic drugs are introduced to the market. Because any number of factors outside of our control can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.

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

We continuously face reimbursement pressure from PBM companies, health maintenance organizations, managed care organizations and other commercial third party payers; our agreements with these payers are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. We experienced lower reimbursement rates in fiscal 2017 as compared to the same period in the prior year. We expect these pressures to continue.

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

Retail Pharmacy International
Our Retail Pharmacy International division (excluding equity method investments) has pharmacy-led health and beauty retail businesses in eight countries, each focused on helping people look and feel their best. We operated 4,722 retail stores in the division as of August 31, 2017 (see properties in part I, item 2 below for information regarding geographic coverage), and have grown our online presence significantly in recent years. Our principal retail pharmacy brands are Boots in the United Kingdom, Thailand, Norway, the Republic of Ireland and The Netherlands, Benavides in Mexico and Ahumada in Chile. In Europe, we are a market leader and our retail stores are conveniently located and our pharmacists are well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities we serve.

The Boots omni-channel offering is differentiated from that of competitors due to the product brands we own, such as No7, Boots Pharmaceuticals, Soap & Glory, Liz Earle, Sleek MakeUp, Botanics, and ‘only at Boots’ exclusive products, together with our long established reputation for trust and customer care. Our brands portfolio is enhanced by our in-house product research and development capabilities.

Our retail store networks are typically complemented by online platforms. In the United Kingdom, through the boots.com website and integrated mobile application, our ‘order and collect’ service allows customers to order from a range of over 35,000 products by 8:00 p.m. and collect from noon the following day from approximately 99% of the United Kingdom’s retail stores as of August 31, 2017.

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of August 31, 2017, the number of active Boots Advantage Card members totaled 15.5 million. For this purpose, we define an active member as someone who has used their card in the last six months.

In addition, Boots in the United Kingdom is one of the leaders in the optical market with 637 practices, of which 178 operated on a franchise basis as of August 31, 2017. Approximately 30% of these optical practices are located in Boots stores with the balance being standalone optical practices.

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

The division’s sales are subject to the influence of seasonality, with the second fiscal quarter typically the strongest as a result of the winter holiday period. This seasonality affects the division’s proportion of sales between Retail and Pharmacy during certain periods. The components of the division’s fiscal year sales were as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015[1]
Pharmacy	35%	35%	37%
Retail	65%	65%	63%
Total	100%	100%	100%

1    Fiscal 2015 includes periods subsequent to the Second Step Transaction (January through August 2015).

The division’s Retail sales, gross profit margin and gross profit dollars are impacted by, among other things, the highly competitive nature of the health and beauty category, specifically our and our competitors pricing actions, promotional offers and events and our customer’s desire for value and convenience.

The division’s Pharmacy sales, gross margin and gross profit dollars are impacted by governmental agencies and other third party payers seeking to minimize increases in the costs of healthcare, including pharmaceutical drug reimbursement rates. In the United Kingdom, which is the division’s largest market for Pharmacy sales, the amount of government funding available for pharmacy services is typically reviewed and agreed with the pharmacy industry on an annual basis. In fiscal 2018, the UK Department of Health has indicated that they plan to implement funding cuts to reduce costs within the National Health Service, the publicly-funded healthcare system.

In addition, performance as measured in U.S. dollars is impacted by the exchange rates used to translate these amounts into U.S. dollars, the exchange rate of British Pound Sterling being the most significant.

Pharmaceutical Wholesale
Our Pharmaceutical Wholesale division (excluding equity method investments), which mainly operates under the Alliance Healthcare brand, supplies medicines, other healthcare products and related services to more than 110,000 pharmacies, doctors, health centers and hospitals each year from 289 distribution centers in 11 countries, primarily in Europe, as of August 31, 2017.

The distribution of prescription medicines to pharmacists comprises the vast majority of the division’s sales. Our wholesale businesses seek to provide high core service levels to pharmacists in terms of frequency of delivery, product availability, delivery accuracy, timeliness and reliability at competitive prices. We also offer customers innovative added-value services to help pharmacists develop their own businesses. This includes membership of Alphega Pharmacy, our pan-European network for independent pharmacies, which, as of August 31, 2017, had over 6,300 members.

In addition to the wholesale of medicines and other healthcare products, our businesses provide services to pharmaceutical manufacturers which are increasingly seeking to gain greater control over their product distribution, while at the same time outsourcing non-core activities. These services include pre-wholesale and contract logistics (mainly under the Alloga brand), direct deliveries to pharmacies, and innovative and specialized healthcare services, covering clinical homecare, medicine support, dispensing services, medicine preparation and clinical trial support (mainly under the Alcura brand).

Combined with local engagement, scale is important in pharmaceutical wholesaling. We are one of the largest pharmaceutical wholesalers and distributors in Europe, and we rank as one of the top three in market share in many of the individual countries in which we operate.

The division’s sales, gross profit margin and gross profit dollars are impacted by, among other things, government actions, which typically seek to reduce the growth in prescription drug consumption, reduce reimbursement rates and increase generic drug utilization. A greater proportion of generic drugs, whether as a result of government actions, generic conversions or other factors, typically has an adverse effect on our revenues. However, in the wholesale division we typically earn equal or better gross margins on generic drugs than on branded drugs, although there are exceptions.

Changes in manufacturers’ product distribution business models can also impact the division’s sales and gross margin. For example, when pharmaceutical drug manufacturers introduce fee-for-service contracts, it reduces our sales even if we are successful in winning these contracts, as we only recognize sales for the amount of the fees charged. Other manufacturer services, including our pre-wholesale and contract logistics operations are typically on a fee-for-service basis.

In addition, performance as measured in U.S. dollars is impacted by the exchange rates used to translate these amounts into U.S. dollars, the exchange rate of British Pounds Sterling and the Euro being the most significant. The division’s sales are subject to less seasonality than our other divisions.

Intellectual property and licenses
We market products and services under various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights. We own numerous domain names, hold numerous patents, have registered numerous trademarks and have filed applications for the registration of a number of our other trademarks and service marks in various jurisdictions. We hold assorted business licenses (such as pharmacy, occupational, liquor and cigarette) having various lives within multiple legal jurisdictions, which are necessary for the normal operation of our business.

Seasonal variations in business
Our business is affected by a number of factors including, among others, our sales performance during holiday periods (including particularly the winter holiday season) and during the cough, cold and flu season (the timing and severity of which is difficult to predict), significant weather conditions, the timing of our own or competitor discount programs and pricing actions, and the timing of changes in levels of reimbursement from governmental agencies and other third party payers. See summary of quarterly results (unaudited) in note 19, supplementary financial information to the Consolidated Financial Statements included in part II, item 8 below.

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

Customers
We sell to numerous retail and wholesale customers. No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. Two payers accounted for approximately 25% of the Retail Pharmacy USA division’s sales in fiscal 2017. One payer in the Retail Pharmacy International division accounted for approximately 18% of the division’s sales in fiscal 2017.

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

We are also governed by national, state and local laws of general applicability in the countries in which we do business, including laws regulating matters of working conditions, health and safety and equal employment opportunity. In connection with the operation of our businesses, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances. Environmental protection requirements did not have a material effect on our results of operations or capital expenditures in fiscal 2017.

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

Employees
As of August 31, 2017, we employed approximately 345,000 persons, approximately 110,000 of whom were part-time employees working less than 30 hours per week. The foregoing does not include employees of unconsolidated partially-owned entities.

Research and development
While our global brands portfolio is enhanced by our in-house product research and development capabilities, the amount we spend on research and development activities is not material.

Financial information about foreign and domestic operations and export sales
Prior to completion of the Second Step Transaction, we accounted for our 45% investment in Alliance Boots using the equity method of accounting and as a result, no Alliance Boots sales were included in our sales prior to December 31, 2014. In fiscal 2015, all our sales prior to the completion of the Second Step Transaction on December 31, 2014 occurred within the United States, Puerto Rico, Guam and the U.S. Virgin Islands. Subsequent to the Second Step Transaction, Alliance Boots results have been fully consolidated. Certain financial information relating to foreign and domestic operations, including total revenues and long-lived assets aggregated by our U.S. and non-U.S. operations, is included in note 17, segment reporting to the Consolidated Financial Statements included in part II, item 8 below, which information is incorporated herein by reference. See “risk factors” in part I, item 1A below for information regarding risks attendant to our foreign operations.

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

The substantial majority of the prescriptions we fill are reimbursed by third party payers, including private and governmental agency payers. The continued efforts of health maintenance organizations, managed care organizations, PBM companies, governmental agencies, and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation and other legal proceedings relating to how drugs are priced, may adversely impact our results of operations. In the United States, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. In addition, in an environment where some PBM clients utilize narrow or restricted pharmacy provider networks, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.

Changes in political, economic and regulatory influences also may significantly affect healthcare financing and prescription drug reimbursement practices. In the United States, for example, there have been multiple attempts through legislative action and legal challenges to repeal or amend the ACA, in whole and in part. We cannot predict whether current or future efforts to repeal or amend these laws will be successful, nor can we predict the impact that such a repeal or amendment and any subsequent legislation would have on our business and reimbursement levels. There have also been a number of other proposals and enactments by the federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget deficits, and we expect additional proposals in the future. There can be no assurance that recent or future changes in prescription drug reimbursement policies and practices will not materially and adversely affect our results of operations. In many countries where we have operations, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility and reimbursement levels to control costs for the government-sponsored healthcare system. Efforts to control healthcare costs, including prescription drug costs, are continuous and reductions in third party reimbursement levels could materially and adversely affect our results of operations.

In addition, many payers in the United States are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price, and actual acquisition cost. It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price, which is the pricing reference used for many of our contracts. In addition, many state Medicaid fee-for-service programs moved to establish pharmacy network payments on the basis of actual acquisition cost by April 1, 2017, which potentially could have an impact on reimbursement practices in other commercial and government arrangements. Future changes to the pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by third party payers, could adversely affect us.

A shift in pharmacy mix toward lower margin plans and programs could adversely affect our results of operations.

Our Retail Pharmacy USA division seeks to grow prescription volume while operating in a marketplace with continuous reimbursement pressure. A shift in the mix of pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect our results of operations. For example, our Retail Pharmacy USA division has experienced a shift in pharmacy mix towards 90-day at retail in recent years. Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions. Our Retail Pharmacy USA division also experienced a shift in pharmacy mix towards Medicare Part D prescriptions in fiscal 2017, and that trend may continue. Preferred Medicare Part D networks have increased in number in recent years; however, we do not participate in all such networks. We have accepted lower reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. We also have worked to develop and expand our relationships with commercial third party payers to enable new and/or improved market access via participation in the pharmacy provider networks they offer. If we are not able to generate additional prescription volume and other business from patients participating in these programs that is sufficient to offset the impact of lower reimbursement, or if the degree or terms of our participation in such preferred networks declines from current levels in future years, our results of operations could be materially and adversely affected.

We could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.

The profitability of our pharmacy businesses depends upon the utilization of prescription drugs. Utilization trends are affected by, among other factors, the introduction of new and successful prescription drugs as well as lower-priced generic alternatives to existing brand name drugs. Inflation in the price of drugs also can adversely affect utilization, particularly given the increased prevalence of high-deductible health insurance plans and related plan design changes. New brand name drugs can result in increased drug utilization and associated sales, while the introduction of lower priced generic alternatives typically results in relatively lower sales, but relatively higher gross profit margins. Accordingly, a decrease in the number or magnitude of significant new brand name drugs or generics successfully introduced, delays in their introduction, or a decrease in the utilization of previously introduced prescription drugs, could materially and adversely affect our results of operations.

In addition, if we experience an increase in the amounts we pay to procure pharmaceutical drugs, including generic drugs, it could have a material adverse effect on our results of operations. Our gross profit margins would be adversely affected to the extent we are not able to offset such cost increases. Any failure to fully offset any such increased prices and costs or to modify our activities to mitigate the impact could have a material adverse effect on our results of operations. Additionally, any future changes in drug prices could be significantly different than our expectations.

We derive a significant portion of our sales in the United States from prescription drug sales reimbursed by a limited number of pharmacy benefit management companies.

We derive a significant portion of our sales in the United States from prescription drug sales reimbursed through prescription drug plans administered by a limited number of PBM companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. There can be no assurance that we will continue to participate in any particular PBM company’s pharmacy provider network in any particular future time period. If our participation in the pharmacy provider network for a prescription drug plan administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short-term. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results could be materially and adversely affected. If we exit a pharmacy provider network and later resume participation, there can be no assurance that we will achieve any particular level of business on any particular pace, or that all clients of the PBM company will choose to include us again in the pharmacy network for their plans, initially or at all. In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by such plans.

Consolidation and strategic alliances in the healthcare industry could adversely affect our business operations, competitive positioning, financial condition and results of operations.

Many organizations in the healthcare industry, including PBM companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power, which has resulted in greater pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services. If these pressures result in reductions in our prices, our businesses would become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams.

New partnerships and strategic alliances in the healthcare industry also can alter market dynamics and impact our businesses and competitive positioning. For example, following the entry into our strategic relationship with AmerisourceBergen providing for, among other things, generic drug purchasing through our global sourcing enterprise, some of our retail pharmacy competitors subsequently established relationships with other pharmaceutical drug wholesalers and others relating to generic drug procurement. Changes in the participants in such global sourcing enterprises, whether as a result of mergers, acquisitions or other transactions, can have a similar effect. In addition, further consolidation among generic drug manufacturers could lead to generic drug inflation in the future. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and other pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances and increased vertical integration among the industry participants we engage with, and which could, if we are not able to successfully anticipate and respond to evolving industry conditions in a timely and effective manner, materially and adversely impact our business operations, financial condition and results of operations.

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

Our strategic relationships include outsourcing and similar relationships. We outsource certain business and administrative functions and rely on third parties to perform certain services on our behalf. For example, in July 2017 we announced a binding offer from Fareva for a 10-year global agreement for the manufacture and supply of own beauty brands and private label products. Under the terms of the proposed agreement, Fareva will take ownership of BCM, Walgreens Boots Alliance’s contract manufacturing business, which operates factories in the United Kingdom, France and Germany. The proposed agreement, which is subject to certain closing conditions, is expected to be completed by the end of calendar year 2017. We rely on these third parties to meet our quality and performance requirements and to timely perform as expected. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If our continuing relationship with certain third-party providers is interrupted, or if such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with any transition, we may experience operational difficulties, reputational harm, and increased costs that could materially and adversely affect our business operations and results of operations.

We may not be able to successfully or timely complete the acquisition of certain Rite Aid assets.

Risks and uncertainties related to our acquisition of 1,932 stores, three distribution centers and related inventory from Rite Aid pursuant to the Amended and Restated Asset Purchase Agreement include, among others, the occurrence of any event, change or other circumstance that could impact our ability to complete the closing conditions set forth in the Amended and Restated Asset Purchase Agreement, including that litigation may be filed which could prevent or delay completion of the transaction, and that uncertainty regarding the transaction may adversely affect relationships with suppliers, payers, customers and other third parties. While we have completed the acquisition of the first few Rite Aid stores pursuant to the Amended and Restated Asset Purchase Agreement as of the date of this report, ownership of stores is expected to be transferred in phases, with the goal being to complete the store transfers in spring 2018. Completion of the remaining asset acquisition transactions is subject to the satisfaction of the applicable conditions set forth in the Amended and Restated Asset Purchase Agreement. We will be unable to complete the acquisition of these Rite Aid assets until each of the conditions to closing is either satisfied or waived. We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction, as well as the diversion of management resources, for which we will receive little or no benefit if the closing of the remaining asset acquisitions do not occur.

We may not realize the anticipated benefits of the acquisition of certain Rite Aid assets pursuant to the Amended and Restated Asset Purchase Agreement, which could adversely impact our results of operations.

We entered into the Amended and Restated Asset Purchase Agreement to acquire certain Rite Aid stores and distribution centers with the expectation that the transaction will result in various benefits, including, among other things, cost savings and operating efficiencies. The achievement of the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the acquired assets can be integrated into our business in an efficient and effective manner, the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses or delays, and competitive factors in the marketplace. We can provide no assurance that the anticipated benefits of the transaction, including cost savings and synergies, will be fully realized in the time frame anticipated or at all; the costs or difficulties related to the integration of the acquired assets into our business and operations will not be greater than expected; unanticipated costs, charges and expenses will not result from the transaction; litigation relating to the transaction will not be filed; and the transaction will not cause disruption to the parties’ business and operations and relationships with employees and suppliers, payers, customers and other third parties. If one or more of these risks are realized, it could have a material adverse impact on our operating results.

We could also encounter unforeseen transaction and integration-related costs or other circumstances, such as unforeseen liabilities or other issues resulting from the transaction. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention, which could adversely impact our agility to respond to market opportunities and our ability to timely identify and implement other strategic actions. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business operations, financial condition and results of operations. In addition, we have incurred significant transaction costs related to the transaction and expect to continue to incur significant integration and related costs as we integrate the acquired Rite Aid assets. These integration and acquisition-related costs, including legal, accounting, financial and tax advisory and other fees and costs, may be higher than expected and some of these costs may be material.

Our substantial international business operations subject us to a number of operating, economic, political, regulatory and other international business risks.

Our substantial international business operations are important to our growth and prospects, including particularly those of our Retail Pharmacy International and Pharmaceutical Wholesale divisions, and are subject to a number of risks, including:

•
compliance with a wide variety of foreign laws and regulations, including retail and wholesale pharmacy, licensing, tax, foreign trade, intellectual property, privacy and data protection, immigration, currency, political and other business restrictions and requirements and local laws and regulations, whose interpretation and enforcement vary significantly among jurisdictions and can change significantly over time;

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws;

•	potential difficulties in managing foreign operations, mitigating credit risks in foreign markets, enforcing agreements and collecting receivables through foreign legal systems;

•	price controls imposed by foreign countries;

•	tariffs, duties or other restrictions on foreign currencies or trade sanctions and other trade barriers imposed by foreign countries that restrict or prohibit business transactions in certain markets;

•	potential adverse tax consequences, including tax withholding laws and policies and restrictions on repatriation of funds to the United States;

•	fluctuations in currency exchange rates;

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

Many of these factors are subject to change based on changes in political, economic and regulatory influences. For example:

•
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

•
Many of the products we sell are manufactured in whole or in part outside of the United States. In some cases, these products are imported by others and sold to us. Following the November 2016 election in the United States, the new Administration has discussed or sought to implement changes with respect to certain tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries. While it is not possible to predict whether or when any such changes will occur or what form they may take, significant changes in tax or trade policies, tariffs or trade relations between the United States and other countries could result in significant increases in our costs, restrict our access to certain suppliers and adversely impact economic activity. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in United States trade policy and regulations.

There can be no assurance that any or all of these developments will not have a material adverse effect on our business operations, results of operations and financial condition.

We are exposed to risks associated with foreign currency exchange rate fluctuations.

Our significant operations outside of the United States expose us to currency exchange rate fluctuations and related risks, including transaction currency exposures relating to the import and export of goods in currencies other than businesses’ functional currencies as well as currency translation exposures relating to profits and net assets denominated in currencies other than the U.S. dollar. We present our financial statements in U.S. dollars and have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily the British Pound Sterling and the Euro, as well as a range of other foreign currencies. Our results of operations and capital ratios can therefore be sensitive to movements in foreign exchange rates. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future results of operations. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a significant adverse impact on our results of operations.

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

Our business results depend on our ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives.

Our Board of Directors approved the plan to implement the Store Optimization Program described in management’s discussion and analysis of financial condition and results of operations in part II, item 7 below as part of an initiative to reduce costs and increase operating efficiencies. There can be no assurance that we will realize, in full or in part, the anticipated benefits of this program. Our financial goals assume a level of productivity improvement, including those reflected in the Store Optimization Program and other business optimization initiatives. If we are unable to deliver these expected productivity improvements, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change and business transformation plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on our businesses, financial condition and results of operations.

Disruption in our global supply chain could negatively impact our businesses.

The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including for issues such as labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, civil unrest or acts of war or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

We use a single wholesaler of branded and generic pharmaceutical drugs as our primary source of such products for our Retail Pharmacy USA division.

In March 2013, Walgreens, Alliance Boots and AmerisourceBergen announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which we source branded and generic pharmaceutical products from AmerisourceBergen in the U.S. and an agreement which provides AmerisourceBergen the ability to access generics pharmaceutical products through our global sourcing enterprise. In May 2016, certain of these agreements were extended for three years to now expire in 2026. In addition, in March 2013, Walgreens, Alliance Boots and AmerisourceBergen entered into agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen’s board of directors in certain circumstances. As of the date of this report, AmerisourceBergen distributes for our Retail Pharmacy USA division substantially all branded and generic pharmaceutical products. Consequently, our business in the United States may be adversely affected by any operational, financial or regulatory difficulties that AmerisourceBergen experiences. For example, if AmerisourceBergen’s operations are seriously disrupted for any reason, whether due to a natural disaster, labor disruption, regulatory action, computer or operational systems or otherwise, it could adversely affect our business in the United States and our results of operations.

Our distribution agreement with AmerisourceBergen is subject to early termination in certain circumstances and, upon the expiration or termination of the agreement, there can be no assurance that we or AmerisourceBergen will be willing to renew the agreement or enter into a new agreement, on terms favorable to us or at all. If such expiration or termination occurred, we believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available and that we could obtain and qualify alternative sources, which may include self-distribution in some cases, for substantially all of the prescription drugs we sell on an acceptable basis, such that the impact of any such expiration or termination would be temporary. However, there can be no assurance we would be able to engage alternative supply sources or implement self-distribution processes on a timely basis or on terms favorable to us, or effectively manage these transitions, any of which could adversely affect our business operations, financial condition and results of operations.

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

As of August 31, 2017, we beneficially owned approximately 26% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. In addition, we have the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated as of March 18, 2013 by and among the Company, Alliance Boots and AmerisourceBergen (the “Framework Agreement”) to acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. There can be no assurance that we will complete any specific level of such potential equity investments in AmerisourceBergen, or that our existing investment, or any future investment if completed, will ultimately be profitable. If the price of AmerisourceBergen common stock subsequently declines substantially, we could experience a loss on or impairment of such investment, which could materially and adversely affect our financial condition and results of operations. Further, our ability to transact in AmerisourceBergen securities is subject to certain restrictions set forth in our agreements with AmerisourceBergen and arising under applicable laws and regulations, which in some circumstances could adversely our ability to transact in AmerisourceBergen securities in amounts and at the times desired. We could also encounter unforeseen costs, circumstances or issues existing or arising with respect to the transactions and collaboration we anticipate resulting from the Framework Agreement. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business operations, financial condition and results of operations.

From time to time, we make investments in companies over which we do not have sole control. Some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in companies that we may not control or over which we may not have sole control. For example, while we have a significant equity investment in AmerisourceBergen and have a designee serving on the board of directors of AmerisourceBergen as of the date of this report, we do not have the ability to control day-to-day operations of that company. Although the businesses in which we have made non-controlling investments often have a significant health and daily living or prescription drug component, some of them operate in businesses that are different from our primary lines of business and/or operate in different geographic markets than we do. Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses. We rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may materially and adversely affect us. Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we are invested, becoming involved in disputes, or competing with those persons. From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks.

Changes in economic conditions could adversely affect consumer buying practices.

Our performance has been, and may continue to be, adversely impacted by changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect our key vendors and customers. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, inflation, levels of personal disposable income, levels of taxes and interest and global, national, regional or local economic conditions, as well as acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns, which could lead to a decrease in overall consumer spending as well as in prescription drug and health services utilization and which could be exacerbated by the increasing prevalence of high-deductible health insurance plans and related plan design changes. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices. All of these factors could materially and adversely impact our business operations, financial condition and results of operations.

Economic conditions in Europe and certain emerging market countries, together with austerity measures being taken by certain governments, could adversely affect us.

We have significant assets and operations within Europe and certain emerging market countries in our Retail Pharmacy International and Pharmaceutical Wholesale divisions. An economic slowdown within any such markets could adversely affect our businesses in affected regions by reducing the prices our customers may be able or willing to pay for our products and services or by reducing the demand for our products and services, either of which could result in a material adverse impact on our results of operations. In recent years, in response to the economic environment, a number of governments, including the government in the United Kingdom, have announced or implemented austerity measures to reduce healthcare spending for the government-sponsored healthcare systems and constrain overall government expenditures. These measures, which include efforts aimed at reforming healthcare coverage and reducing healthcare costs, continue to exert pressure on the pricing of and reimbursement timelines for pharmaceutical drugs. Countries with existing austerity measures may impose additional laws, regulations, or requirements on the healthcare industry. In addition, governments that have not yet imposed austerity measures may impose them in the future. Any new austerity measures may be similar to or vary in scope and nature from existing austerity measures and could have a material adverse effect on our international business operations and results of operations.

The industries in which we operate are highly competitive and constantly evolving. New entrants to the market, existing competitor actions, or other changes in market dynamics could adversely impact us.

The level of competition in the retail pharmacy and pharmaceutical wholesale industries is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact us. Disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and make timely and effective changes to our strategies and business model to compete effectively. Our retail pharmacy businesses face intense competition from local, regional, national and global companies, including other drugstore and pharmacy chains, independent drugstores and pharmacies, mail-order pharmacies and various other retailers such as grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers, some of which are aggressively expanding in markets we serve. Businesses in our Pharmaceutical Wholesale division face intense competition from direct competitors, including national and regional cooperative wholesalers, and alternative supply sources such as importers and manufacturers who supply directly to pharmacies. Competition may also come from other sources in the future. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reevaluate our pricing structures to remain competitive. For example, if we are not able to anticipate and successfully respond to changes in market conditions in our Pharmaceutical Wholesale division, including changes driven by competitors, suppliers or manufacturers and increased competition from national and regional cooperative wholesalers, it could result in a loss of customers or renewal of contracts or arrangements on less favorable terms.

We also could be adversely affected if we fail to identify or effectively respond to changes in market dynamics. For example, specialty pharmacy represents a significant and growing proportion of prescription drug spending in the United States, a significant portion of which is dispensed outside of traditional retail pharmacies. Because our specialty pharmacy business focuses on complex and high-cost medications, many of which are made available by manufacturers to a limited number of pharmacies (so-called limited distribution drugs), that serve a relatively limited universe of patients, the future growth of this business depends to a significant extent upon expanding our ability to access key drugs and successfully penetrate key treatment categories. To better serve this evolving market, on March 31, 2017, we and Prime Therapeutics LLC, a PBM, closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, using an innovative model that seeks to align pharmacy, PBM and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. If this joint venture does not successfully implement its model or is not able to compete effectively in this evolving market, our business operations, financial condition and results of operations could be materially and adversely affected.

If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted.

Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to comparison shop, determine product availability and complete purchases, as well as to provide immediate public reactions regarding various facets of our operations. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers that have the right features and are reliable and easy to use. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner that keeps pace with technological developments and dynamic customer expectations, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

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

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, customer loyalty programs, finance and other processes. Our systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber attacks, and our disaster recovery planning cannot account for all eventualities. If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations. In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. While we are aware of inherent risks associated with replacing these systems and believe we are taking reasonable action to mitigate known risks, there can be no assurance that we will not experience significant issues with our existing systems prior to implementation, that our technology initiatives will be successfully deployed as planned or that they will be timely implemented without significant disruption to our operations. We also could be adversely affected by any significant disruption in the systems of third parties we interact with, including key payers and vendors.

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

The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing data privacy regulations in the United States and in other countries in which we operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. Some foreign data privacy regulations are more stringent than those in the United States and continue to change. For example, in May 2018, the General Data Protection Regulation will supersede current European Union data protection legislation, impose more stringent European Union data protection requirements, and provide for greater penalties for noncompliance. Complying with these and other changing requirements could cause us to incur substantial costs and require us to change our business practices in certain jurisdictions, any of which could materially adversely affect our business operations and operating results. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged and we could be subject to additional litigation and regulatory risks. Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have a material adverse effect on our business operations, financial condition and results of operations.

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

In the United States, the results of the November 2016 elections have generated uncertainty with respect to, and could result in, significant changes in legislation, regulation and government policy that could significantly impact our businesses and the health care and retail industries. There have been multiple attempts to repeal, amend or otherwise invalidate all, or certain provisions of, the ACA, which was enacted in 2010 to provide health insurance coverage to millions of previously uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. Even if the ACA remains in effect, significant provisions of ACA have not yet been finalized (e.g., nondiscrimination in health programs and activities and the excise tax on high-cost employer-sponsored health coverage) and it is uncertain whether or in what form these provisions will be finalized. We cannot predict whether current or future efforts to repeal, amend or otherwise invalidate these laws and adopt new healthcare legislation will be successful, nor can we predict the impact that such a development would have on our business and operating results. Future legislation or rulemaking or other regulatory actions or developments under the ACA or otherwise could adversely impact the number of Americans with health insurance and, consequently, prescription drug coverage, increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. We cannot predict the timing or impact of any future legislative, rulemaking or other regulatory actions, but any such actions could have a material adverse impact on our results of operations.

A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on our reputation and profitability.

We operate in complex, highly regulated environments in the United States and in the other countries in which we operate and could be adversely affected by changes to existing legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. Businesses in our Pharmaceutical Wholesale division are subject to a range of regulations relating to such things as product margins, product traceability and the conditions under which products must be stored. Our retail pharmacy and health and wellness services businesses are subject to numerous country, state and local regulations including licensing and other requirements for pharmacies and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: country and state registration and regulation of pharmacies and drug discount card programs; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including HIPAA; the ACA or any successor thereto; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (“FDA”) and Drug Enforcement Administration (“DEA”), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell as well as our loyalty and drug discount card programs; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and foreign, national and state laws governing health care fraud and abuse and the practice of the profession of pharmacy. For example, in the United States the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We are also governed by foreign, national and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity and other labor and employment matters as well as employee benefit, competition and antitrust matters. In addition, we could have significant exposure if we are found to have infringed another party’s intellectual property rights.

Changes in laws, regulations and policies and the related interpretations and enforcement practices may alter the landscape in which we do business and may significantly affect our cost of doing business. The impact of new laws, regulations and policies and the related interpretations and enforcement practices generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures. Untimely compliance or noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our businesses, including:  suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the United States and the National Health Service in the United Kingdom; loss of licenses; and significant fines or monetary penalties. Any failure to comply with applicable regulatory requirements in the United States or in any of the countries in which we operate could result in significant legal and financial exposure, damage our reputation, and have a material adverse effect on our business operations, financial condition and results of operations.

We could be adversely affected by product liability, product recall, personal injury or other health and safety issues.

We could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labelling of products, product tampering, product recall and contamination or product mishandling issues. Through our pharmacies and specialist packaging sites, we are also exposed to risks relating to the services we provide. Errors in the dispensing and packaging of pharmaceuticals, including related counseling, and in the provision of other healthcare services could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide. Our healthcare clinics also increase our exposure to professional liability claims related to medical care. Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims and judgments. We also may not be able to maintain this insurance on acceptable terms in the future. We could suffer significant reputational damage and financial liability if we, or any affiliated entities, experience any of the foregoing health and safety issues or incidents, which could have a material adverse effect on our business operations, financial condition and results of operations.

We have significant outstanding debt; our debt and associated payment obligations could significantly increase in the future if we incur additional debt and do not retire existing debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of August 31, 2017, we had approximately $13 billion of outstanding indebtedness, including short-term borrowings. Our debt level and related debt service obligations could have negative consequences, including:

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

We may be unable to keep existing store locations or open new locations in desirable places on favorable terms, which could materially and adversely affect our results of operations.

We compete with other retailers and businesses for suitable locations for our stores. Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of constructing, renovating and operating our stores. In addition, real estate, zoning, construction and other delays may adversely affect store openings and renovations and increase our costs. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores. The termination or expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. If we determine to close or relocate a store subject to a lease, we may remain obligated under the applicable lease for the balance of the lease term. If we are unable to maintain our existing store locations or open new locations in desirable places and on favorable terms, our results of operations could be materially and adversely affected.

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

Generally Accepted Accounting Principles (“GAAP”) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, equity method investments, vendor rebates and other vendor consideration, lease obligations, self-insurance liabilities, pension and postretirement benefits, tax matters, unclaimed property laws and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for the Company’s reporting units, including goodwill, intangible assets and investments in equity interests, including investments held by our equity method investees, may have an adverse effect on the Company’s financial condition and results of operations. Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit. Factors that could lead to impairment of investments in equity interests of the companies in which we invested or the investments held by those companies include a prolonged period of decline in their operating performance or adverse changes in the economic, regulatory and legal environments of the countries in which they operate in.

New accounting guidance also may require systems and other changes that could increase our operating costs and/or significantly change our financial statements. For example, in February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This ASU, which is effective for annual periods beginning after December 15, 2018 (fiscal 2020), seeks to increase the transparency and comparability of organizations by recognizing operating lease assets and operating lease liabilities on the balance sheet and disclosing key information about leasing arrangements. See, “new accounting pronouncements,” within note 2, summary of major accounting policies to the Consolidated Financial Statements. Implementing this ASU, as well as other new accounting guidance may require us to make significant upgrades to and investments in our lease administration systems and other accounting systems, and could result in significant adverse changes to our financial statements.

We have a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to our results of operations.

As of August 31, 2017, we had $25.8 billion of goodwill and other intangible assets. We evaluate this goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of this impairment analysis, we determine fair value for each reporting unit using both the income and market approaches. Definite-lived intangible assets are evaluated for impairment if an event occurs or circumstances change that indicate the carrying amount may not be recoverable. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.

We are exposed to risks related to litigation and other legal proceedings.

We operate in a highly regulated and litigious environment. We are involved in litigation, arbitration and other legal proceedings and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities arising in the course of our businesses, including those contained in note 11, commitments and contingencies to the Consolidated Financial Statements included in part II, item 8 of this Form 10-K. Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. From time to time, we are also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

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

We are a large corporation with operations in the United States and numerous other jurisdictions around the world. As such, we are subject to tax laws and regulations of the United States federal, state and local governments as well as various foreign jurisdictions. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As the tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Any changes in corporate income tax laws or any implementation of tax laws relating to corporate tax reform, could significantly impact our overall tax liability. From time to time, legislative and regulatory initiatives are proposed that could adversely affect our tax positions, effective tax rate, tax payments or financial condition. In addition, tax laws and regulations are complex and subject to varying interpretations and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any change in enacted tax laws, rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could materially and adversely affect our effective tax rate, tax payments and results of operations.

Our insurance strategies may expose us to unexpected costs.

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation; automobile and general liability; property, director and officers’ liability; and employee healthcare benefits. Provisions for losses related to self-insured risks generally are based upon actuarially determined estimates. Any actuarial projection of losses is subject to a high degree of variability. Substantial, unanticipated losses or liabilities, including those due to natural disasters or otherwise, as well as changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all materially and adversely affect our financial condition and results of operations.

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

As of August 31, 2017, affiliates of Stefano Pessina, our Executive Vice Chairman and Chief Executive Officer (the “SP Investors”), had sole or shared voting power, directly or indirectly, over an aggregate of approximately 14% of our outstanding common stock. The SP Investors have agreed to, for so long as they have the right to designate a nominee for election to the Board, to vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of the Company’s stockholders (including with respect to the election of directors). The SP Investors’ significant interest in our common stock potentially could determine the outcome of matters submitted to a vote by our stockholders. The influence of the SP Investors could result in the Company taking actions that other stockholders do not support or failing to take actions that other stockholders support. As a result, the market price of our common stock could be adversely affected.

Shares issued to former Alliance Boots stockholders in connection with our strategic combination with Alliance Boots are eligible for future sale.

The shares issued to the SP Investors and certain other former Alliance Boots stockholders in connection with our strategic combination with Alliance Boots generally may now be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), subject to restrictions in the case of shares held by persons deemed to be our affiliates and to certain obligations pursuant to a shareholders agreement (as amended, the “Company Shareholders Agreement”) with certain of the SP Investors. In addition, the Company Shareholders Agreement also contains registration rights that would obligate us, in certain instances, to file future registration statements under the Securities Act covering resales of shares issued to former Alliance Boots stockholders or to permit a “piggyback” on a future registration statement. A sale, or the perception that a sale may occur, of a substantial number of shares of our common stock could adversely impact the market price of our common stock.

Conflicts of interest, or the appearance of conflicts of interest, may arise because certain of our directors and officers are also owners or directors of companies we may have dealings with.

Conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of the other entities and business activities in which our directors or officers are involved. For example, potential conflicts of interest could arise if a dispute were to arise between the Company and other parties to the Company Shareholders Agreement, including the SP Investors. Mr. Pessina, our Executive Vice Chairman and Chief Executive Officer, indirectly controls Alliance Santé Participations S.A. (“ASP”), a privately-held company which is a party to the Company Shareholders Agreement, and he and his partner Ornella Barra, our Co-Chief Operating Officer, serve as directors of ASP. Similar issues could arise in connection with other transactions in the future. While our contractual arrangements place restrictions on the parties’ conduct in certain situations, and related party transactions are subject to independent review and approval in accordance with our related party transaction approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting both companies.

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

The market price of shares of our common stock may be volatile. Broad general economic, political, market and industry factors may adversely affect the market price of the shares, regardless of our actual operating performance. In addition to the other risk factors identified in this Item 1A, factors that could cause fluctuations in the price of the shares include:

•	actual or anticipated variations in quarterly operating results and the results of competitors;

•	changes in financial estimates by us or by any securities analysts that might cover us;

•	conditions or trends in the industry, including regulatory changes or changes in the securities marketplace;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel;

•	issuances or sales of our common stock, including sales of shares by our directors and officers or key investors, including the SP Investors; and

•
various other market factors or perceived market factors, including rumors or speculation, whether or not correct, involving or affecting us or our industries, vendors, customers, strategic partners or competitors.

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

Item 2.  Properties
The following information regarding our properties is provided as of August 31, 2017 and does not include properties of unconsolidated, partially-owned entities.

Our Retail Pharmacy USA division operated 8,100 retail stores and seven specialty pharmacies. Our Retail Pharmacy International division operated 4,722 retail stores. In addition, our Retail Pharmacy International division also owned or leased 418 standalone Boots Opticians locations. Our domestic and international retail locations, which included Boots Opticians and specialty pharmacy locations, covered approximately 112 million square feet. We owned approximately 14% and 4% of these Retail Pharmacy USA division and Retail Pharmacy International division locations, respectively. The remaining locations were leased or licensed. For more information on leases, see note 4, leases to the Consolidated Financial Statements in part II, item 8 of this Form 10-K.

The following is a breakdown of our retail stores:

Retail stores
Retail Pharmacy USA:
United States	7,979
Puerto Rico	120
U.S. Virgin Islands	1
8,100

Retail Pharmacy International:
United Kingdom	2,486
Mexico	1,193
Chile	430
Thailand	277
Norway	160
The Republic of Ireland	86
The Netherlands	63
Lithuania	27
4,722
Walgreens Boots Alliance total	12,822

We operated 21 retail distribution centers with a total of approximately 14 million square feet of space, of which 14 locations were owned. Geographically, 15 of these retail distribution centers were located in the United States and six were located outside of the United States. In addition, we used public warehouses and third party distributors to handle certain retail distribution needs. Our Retail Pharmacy USA division also operated two prescription mail service facilities which occupied approximately 257 thousand square feet. One of these prescription mail service facilities was leased.

We operated 289 pharmaceutical distribution centers located outside of the United States, primarily in Europe, of which 119 were owned. These pharmaceutical distribution centers occupied approximately 13 million square feet and were operated by our Pharmaceutical Wholesale division, which supplied third party customers as well as our Retail Pharmacy International division in certain countries.

We operated 27 principal office facilities, which occupied approximately three million square feet. Nine of these principal office facilities were owned, and three were located in the United States.

Item 3.  Legal proceedings
The information in response to this item is included in note 11, commitments and contingencies, to our Consolidated Financial Statements included in part II, item 8 of this Form 10-K.

Item 4.   Mine safety disclosures
Not applicable.

Executive officers of the registrant
The following table sets forth, for each person currently serving as an executive officer of the Company, the name, age (as of October 15, 2017) and office(s) held by such person.

Name	Age	Office(s) held
James A. Skinner	72	Executive Chairman of the Board
Stefano Pessina	76	Executive Vice Chairman and Chief Executive Officer
Ornella Barra	63	Co-Chief Operating Officer
George R. Fairweather	60	Executive Vice President and Global Chief Financial Officer
Alexander W. Gourlay	57	Co-Chief Operating Officer
Ken Murphy	51	Executive Vice President, Chief Commercial Officer and President of Global Brands
Marco Pagni	55	Executive Vice President, Global Chief Administrative Officer and General Counsel
Kimberly R. Scardino	46	Senior Vice President, Global Controller and Chief Accounting Officer
Kathleen Wilson-Thompson	60	Executive Vice President and Global Chief Human Resources Officer
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

Mr. Pessina has served as Chief Executive Officer since July 2015 and as Executive Vice Chairman since January 2015. He served as Acting Chief Executive Officer from January 2015 to July 2015. Previously, he served as Executive Chairman of Alliance Boots from July 2007 to December 2014. Prior to that, Mr. Pessina served as Executive Deputy Chairman of Alliance Boots. Prior to the merger of Alliance UniChem and Boots Group, Mr. Pessina was Executive Deputy Chairman of Alliance UniChem, previously having been its Chief Executive for three years through December 2004. Mr. Pessina was appointed to the Alliance UniChem Board in 1997 when UniChem merged with Alliance Santé, the Franco-Italian pharmaceutical wholesale group which he established in Italy in 1977. Mr. Pessina also serves on the Board of Directors of a number of private companies, including Sprint Acquisitions Holdings Limited, and from 2000 to 2017 served on the Board of Directors of Galenica AG, a publicly-traded Swiss healthcare group.

Ms. Barra has served as Co-Chief Operating Officer since June 2016. She served as Executive Vice President, President and Chief Executive of Global Wholesale and International Retail from December 2014 to June 2016. Previously, she served as the Chief Executive, Wholesale and Brands of Alliance Boots from September 2013 to December 2014 and Chief Executive of the Pharmaceutical Wholesale Division of Alliance Boots from January 2009 to September 2013, and before that, Wholesale & Commercial Affairs Director of Alliance Boots. Since April 2013, Ms. Barra has served as a director of Assicurazioni Generali, the parent company of Generali Group, a global insurance group, and since January 2015, Ms. Barra has served as a director of AmerisourceBergen. Ms. Barra also serves as a director of a number of private companies, including Sprint Acquisitions Holdings Limited and, until February 2015, served as a director of Alliance Boots.

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

Ms. Wilson-Thompson has served as Executive Vice President and Global Chief Human Resources Officer since December 2014. Previously, she served as Senior Vice President and Chief Human Resources Officer of Walgreens from January 2010 to December 2014. Prior to that, she served in a variety of legal and operational positions at Kellogg Company, most recently as Senior Vice President, Global Human Resources from July 2005 to December 2009. She has served as a director of Vulcan Materials Company, a producer of construction aggregates, since 2009 and Ashland Global Holdings Inc., a global specialty chemicals company, since 2017.

Mr. Pessina and Ms. Barra are partners and share a private residence. There are no other family relationships among any of our directors or executive officers.

PART II

Item 5.  Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Walgreens Boots Alliance’s common stock is listed on the NASDAQ Stock Market under the symbol WBA. As of August 31, 2017, there were approximately 63,275 holders of record of Walgreens Boots Alliance common stock.

The following table sets forth the high and low closing prices of our common stock by quarter during the fiscal years ended August 31, 2017 and 2016 as reported by the Consolidated Transaction Reporting System.

		Quarter ended
		November	February	May	August	Fiscal year
Fiscal 2017	High	$85.53	$87.73	$86.77	$83.38	$87.73
	Low	77.18	80.47	80.16	76.34	76.34
Fiscal 2016	High	$95.16	$86.82	$86.70	$85.06	$95.16
	Low	79.17	72.91	76.21	78.10	72.91

Our cash dividends per common share declared during the two fiscal years ended August 31 were as follows:

Quarter ended	2017	2016
November	$0.375	$0.360
February	0.375	0.360
May	0.375	0.360
August	0.400	0.375
	$1.525	$1.455

We have paid cash dividends every quarter since 1933. Future dividends will be determined based on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

The following table provides information about purchases by us during the quarter ended August 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or programs[1]
6/1/17 - 6/30/17	—	$—	—	$5,000,000,000
7/1/17 - 7/31/17	22,725,090	78.60	22,725,090	3,213,547,730
8/1/17 - 8/31/17	24,444,632	80.86	24,444,632	1,236,748,542
Total	47,169,722	$79.77	47,169,722	$1,236,748,542

[1]
In June 2017, Walgreens Boots Alliance authorized a stock repurchase program, which authorizes the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018. In October 2017, the Company completed the authorized $5.0 billion of stock repurchases. On October 24, 2017, Walgreens Boots Alliance expanded this stock repurchase program by an additional $1.0 billion.

Item 6.  Selected financial data
Five-Year Summary of Selected Consolidated Financial Data
Walgreens Boots Alliance, Inc. and Subsidiaries
(Dollars in millions, except per share amounts)

Fiscal year	2017	2016	2015[5]	2014	2013
Sales	$118,214	$117,351	$103,444	$76,392	$72,217
Cost of sales	89,052	87,477	76,691	54,823	51,098
Gross profit	29,162	29,874	26,753	21,569	21,119
Selling, general and administrative expenses	23,740	23,910	22,400	17,992	17,543
Gain on sale of business	—	—	—	—	20
Equity earnings in AmerisourceBergen[1]	135	37	—	—	—
Equity earnings in Alliance Boots[2]	—	—	315	617	496
Operating income	5,557	6,001	4,668	4,194	4,092
Gain on previously held equity interest[3]	—	—	563	—	—
Other income (expense)[4]	(11)	(261)	685	(481)	120
Earnings before interest and income tax provision	5,546	5,740	5,916	3,713	4,212
Interest expense, net	693	596	605	156	165
Earnings before income tax provision	4,853	5,144	5,311	3,557	4,047
Income tax provision	760	997	1,056	1,526	1,499
Post tax earnings from other equity method investments	8	44	24	—	—
Net earnings	4,101	4,191	4,279	2,031	2,548
Net earnings attributable to noncontrolling interests	23	18	59	99	—
Net earnings attributable to Walgreens Boots Alliance, Inc.	$4,078	$4,173	$4,220	$1,932	$2,548
Per Common Share
Net earnings
Basic	$3.80	$3.85	$4.05	$2.03	$2.69
Diluted	3.78	3.82	4.00	2.00	2.67
Dividends declared	1.525	1.455	1.373	1.283	1.140
Balance Sheet
Total assets	$66,009	$72,688	$68,782	$37,250	$35,632
Long-term debt	12,684	18,705	13,315	3,716	4,451
Total Walgreens Boots Alliance, Inc. shareholders’ equity	27,466	29,880	30,861	20,513	19,558
Noncontrolling interests	808	401	439	104	—
Total equity	$28,274	$30,281	$31,300	$20,617	$19,558

[1]	Effective March 18, 2016, the Company began accounting for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag.

[2]
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

[3]	In fiscal 2015, as a result of acquiring the remaining 55% interest in Alliance Boots, our previously held 45% interest was remeasured to fair value, resulting in a gain of $563 million.

[4]
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

[5]
To improve comparability, certain classification changes were made to prior period sales, cost of sales and selling, general and administrative expenses. These changes had no impact on operating income. The reclassifications were made in the fourth quarter of fiscal 2016.

Item 7.  Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the description of the Company’s business and reportable segments in Item 1 above. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under cautionary note regarding forward-looking statements below and in risk factors in part I, item 1A of this Form 10-K. References herein to the “Company,” “we,” “us,” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to its predecessor Walgreen Co. and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

INTRODUCTION
On March 31, 2017, Walgreens Boots Alliance and pharmacy benefit manager Prime Therapeutics LLC closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, as part of a strategic alliance. AllianceRx Walgreens Prime is consolidated by Walgreens Boots Alliance and reported within the Retail Pharmacy USA division in its financial statements. See note 6, acquisitions for further information.

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

In addition, we have undertaken a number of additional acquisitions, divestitures and strategic initiatives in recent years designed to grow our businesses and enhance our competitive position. Please refer to note 3, exit and disposal activities, note 5, equity method investments and note 6, acquisitions to the Consolidated Financial Statements included in part II, item 8 below for additional information.

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

On June 28, 2017, Walgreens Boots Alliance and Rite Aid entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties agreed to terminate the Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, or entered pursuant thereto (other than as expressly specified) (collectively with the Merger Agreement, the “Transaction Documents”), effective as of June 28, 2017. Pursuant to the Termination Agreement, the Company paid Rite Aid the termination fee of $325 million, in full satisfaction of any amounts required to be paid by the Company under the Merger Agreement and other Transaction Documents. The parties also agreed to release each other from, among other things, any and all liability, claims, rights, actions, causes of action, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters.

On June 28, 2017, following the termination of the Merger Agreement, the Fred’s Asset Purchase Agreement was terminated. In connection with the termination of the Fred’s Asset Purchase Agreement, the Company reimbursed $25 million of Fred’s transaction costs in full satisfaction of any amounts required to be paid by the Company under the Fred’s Asset Purchase Agreement.

See note 8, borrowings to the Consolidated Financial Statements for additional information relating to the termination of the Merger Agreement and related matters.

Acquisition of certain Rite Aid assets
On June 28, 2017, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Rite Aid, pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire 2,186 stores, three distribution centers and related inventory from Rite Aid.

On September 19, 2017, the Company announced it had secured regulatory clearance for an amended and restated asset purchase agreement (the “Amended and Restated Asset Purchase Agreement”) to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. As of the date of this report, the first few Rite Aid stores have been acquired. Ownership of stores is expected to be transferred in phases, with the goal being to complete the store transfers in spring 2018. These transfers remain subject to closing conditions set forth in the Amended and Restated Asset Purchase Agreement.

The Company expects to complete integration of the acquired stores and related assets within the next three years, at an estimated cost of approximately $750 million, which will be reported as acquisition-related costs. In addition, the Company plans to spend approximately $500 million of capital on store conversions and related activities. The Company intends to treat charges related to acquisition integration activities as special items impacting comparability of results in its quarterly earnings disclosures.

The Company expects to realize annual synergies from the transaction of more than $300 million, which are expected to be fully realized within four years of the initial closing of this transaction and derived primarily from procurement, cost savings and other operational matters.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

EXIT AND DISPOSAL ACTIVITIES
Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) as part of an initiative to optimize store locations within the Company’s Retail Pharmacy USA division upon completion of the acquisition of certain stores and related assets from Rite Aid. The Store Optimization Program includes plans to close approximately 600 stores across the U.S. and is expected to result in cost savings of $300 million per year to be delivered by the end of fiscal 2020. The actions under the Store Optimization Program are expected to take place over an 18 month period beginning in spring 2018.

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $450 million, including costs associated with lease obligations and other real estate costs, employee severance and other exit costs. The Company expects to incur pre-tax charges of approximately $270 million for lease obligations and other real estate costs and approximately $180 million for employee severance and other exit costs. The Company estimates that substantially all of these cumulative pre-tax charges will result in future cash expenditures.

As the Store Optimization Program is implemented, charges will be recognized as the costs are incurred over time in accordance with GAAP. The Company intends to treat charges related to the Store Optimization Program as special items impacting comparability of results in its quarterly earnings disclosures.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

Cost Transformation Program
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost

Transformation Program implemented and built on the planned three-year, $1.0 billion cost-reduction initiative previously announced by Walgreens on August 6, 2014 and included a number of elements designed to help achieve profitable growth through increased cost efficiencies. In April 2015, the Company announced that it had identified additional opportunities for cost savings that increased the total expected cost savings of the Cost Transformation Program by $500 million to a targeted $1.5 billion by the end of fiscal 2017, with significant areas of focus including plans to close approximately 200 stores across the U.S.; reorganize divisional and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focused primarily on our Retail Pharmacy USA segment. The Company achieved $1.5 billion in savings from its previously announced Cost Transformation Program ahead of schedule. As announced in the second quarter of fiscal 2017, the Company expected to close a total of approximately 260 stores.

The Company completed the Cost Transformation Program in the fourth quarter of fiscal 2017, and over the duration of the program, 255 stores were closed. Full program benefits will be recognized in subsequent periods. The Company recognized cumulative pre-tax charges to our financial results in accordance with GAAP of $1.8 billion. These charges included $743 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs; $665 million for real estate costs, including lease obligations (net of estimated sublease income); and $393 million for employee severance and other business transition and exit costs. The Company estimates that approximately 60% of the cumulative pre-tax charges will result in cash expenditures over time, primarily related to historical and future lease and other real estate payments and employee separation costs. See note 3, exit and disposal activities, to the Consolidated Financial Statements for additional information.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

COMPARABILITY
As a result of the completion of the Second Step Transaction on December 31, 2014, there are a number of items that affect comparability of reported results. Prior to December 31, 2014, our operations were within one reportable segment that included the results of the Retail Pharmacy USA division and corporate costs, along with the fully consolidated results of Walgreens Boots Alliance Development GmbH (“WBAD”), a global sourcing enterprise formed by Walgreens and Alliance Boots, and equity earnings from Alliance Boots. Following the completion of the Reorganization and the Second Step Transaction on December 31, 2014, we report results in three segments. Segmental reporting includes the allocation of procurement benefits, including WBAD’s results, and the combined corporate costs for periods subsequent to December 31, 2014. We have determined that it is impracticable to allocate historical results to the current segmental presentation. Accordingly, our Retail Pharmacy USA segment results for fiscal 2015 for months prior to December 31, 2014 include all corporate costs of Walgreens, the full consolidated results of WBAD and equity income from Walgreens’ pre-merger 45% interest in Alliance Boots.

The completion of the Second Step Transaction on December 31, 2014 also means that results for the twelve month periods ended August 31, 2017 and 2016 include the results of Alliance Boots on a fully consolidated basis, while the twelve month period ended August 31, 2015 includes the results of Alliance Boots for eight months (January through August 2015) on a fully consolidated basis and as equity income from Walgreens’ pre-merger 45% interest in Alliance Boots for four months (September through December 2014).

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

On March 18, 2016, we exercised warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. On August 25, 2016, we exercised additional warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share for an aggregate exercise price payment of $1.19 billion. As of August 31, 2017, we owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. As of August 31, 2017, we can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

Effective March 18, 2016, we began accounting for our investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to our investment being classified within the operating income of our Pharmaceutical Wholesale segment. See note 5, equity method investments, to the Consolidated Financial Statements included herein for further information. Due to the March 18, 2016 effective date and the two-month reporting lag, our results for the 12 month period ended August 31, 2016 include approximately three and a half months of equity method income relating to our investment in AmerisourceBergen. Similarly, our results for the 12 month period ended August 31, 2017 include approximately ten and a half months of equity income reflecting our increased ownership following the exercise on August 25, 2016 of the second tranche of warrants.

RECENT HURRICANES
The Company currently estimates that it will recognize cumulative pre-tax charges to its fiscal 2018 GAAP financial results of approximately $90 million for the cost of storm damages and store closures. The majority of these charges will be incurred in Puerto Rico. The Company intends to treat these charges as special items impacting comparability of results in its quarterly earnings disclosures.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for fiscal 2017, 2016 and 2015.

	(in millions, except per share amounts)
	2017	2016	2015
Sales	$118,214	$117,351	$103,444
Gross profit	29,162	29,874	26,753
Selling, general and administrative expenses	23,740	23,910	22,400
Equity earnings in AmerisourceBergen	135	37	—
Operating income	5,557	6,001	4,668
Adjusted operating income (Non-GAAP measure)[1]	7,540	7,208	6,157
Earnings before interest and income tax provision	5,546	5,740	5,916
Net earnings attributable to Walgreens Boots Alliance, Inc.	4,078	4,173	4,220
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	5,503	5,009	4,085
Net earnings per common share – diluted	3.78	3.82	4.00
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	5.10	4.59	3.88

	Percentage increases (decreases)
	2017	2016	2015
Sales	0.7	13.4	35.4
Gross profit	(2.4)	11.7	24.0
Selling, general and administrative expenses	(0.7)	6.7	24.5
Operating income	(7.4)	28.6	11.3
Adjusted operating income (Non-GAAP measure)[1]	4.6	17.1	26.5
Earnings before interest and income tax provision	(3.4)	(3.0)	59.3
Net earnings attributable to Walgreens Boots Alliance, Inc.	(2.3)	(1.1)	118.4
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	9.9	22.6	28.9
Net earnings per common share – diluted	(1.0)	(4.5)	100.0
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	11.1	18.3	18.3

	Percent to sales
	2017	2016	2015
Gross margin	24.7	25.5	25.9
Selling, general and administrative expenses	20.1	20.4	21.7

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Fiscal 2017 compared to fiscal 2016
Fiscal 2017 net earnings attributable to Walgreens Boots Alliance decreased 2.3 percent to $4.1 billion, while diluted net earnings per share decreased 1.0 percent to $3.78 compared with the prior year. The decreases reflect Rite Aid related costs, the phasing of the Company’s Cost Transformation Program and the impact in the prior year of the change in accounting method for our investment in AmerisourceBergen, largely offset by the reduction in the fair value of the Company’s AmerisourceBergen warrants, improvements in selling, general and administration expenses before cost transformation expenses and a lower effective tax rate.

Other expense for fiscal 2017 and fiscal 2016 was $11 million and $261 million, respectively. In fiscal 2016 the change in fair value of our AmerisourceBergen warrants resulted in a loss of $517 million, and additionally, we recognized income of $268 million related to the change in accounting method for our investment in AmerisourceBergen.

Interest was a net expense of $693 million and $596 million in fiscal 2017 and 2016, respectively. The increase mainly reflects the prefunded acquisition financing costs relating to the Rite Aid transaction.

The effective tax rate for fiscal 2017 and 2016 was 15.7% and 19.4%, respectively. The net decrease in the effective tax rate was primarily attributable to changes in the geographic mix of our pre-tax earnings, favorable changes in permanent differences between our financial statement earnings and taxable profits as well as incremental discrete tax benefits. Our mix of pre-tax earnings was notably impacted by our Cost Transformation Program and costs associated with the termination of the Rite Aid Merger Agreement, both of which reduced our U.S. pre-tax earnings. For fiscal 2017, net discrete tax benefits resulted primarily from deferred tax benefits related to a change in the U.K. tax rate, adopting ASU 2016-09 and net tax benefits associated with prior tax years.

Adjusted diluted net earnings per share (Non-GAAP measure) fiscal 2017 compared to fiscal 2016
Adjusted net earnings attributable to Walgreens Boots Alliance in fiscal 2017 increased 9.9 percent to $5.5 billion compared with the prior year. Adjusted diluted net earnings per share in fiscal 2017 increased 11.1 percent to $5.10 compared with the prior year. Adjusted net earnings and adjusted diluted earnings per share were negatively impacted by 1.7 percentage points and 1.8 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted diluted net earnings per share for fiscal 2017 was primarily due to an increase in equity earnings from AmerisourceBergen and a lower effective tax rate. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

Other income (expense) for fiscal 2016 was an expense of $261 million as compared to income of $685 million in fiscal 2015. The change in fair value of our AmerisourceBergen warrants, excluding deferred income amortization, resulted in a loss of $546 million for fiscal 2016, as compared to income of $759 million for fiscal 2015. Additionally, we recognized income of $268 million for fiscal 2016 related to the change in accounting method for our investment in AmerisourceBergen.

Interest was a net expense of $596 million and $605 million in fiscal 2016 and 2015, respectively. Fiscal 2016 included interest expense on notes issued during June 2016. Fiscal 2015 included interest expense of $99 million related to the repayment of a portion of our long-term debt in advance of its maturity.

The effective tax rate for fiscal 2016 and 2015 was 19.4% and 19.9%, respectively. The net decrease in the effective tax rate is attributable to several factors. First, our fiscal 2016 effective tax rate benefited from having a full-year of foreign sourced pre-tax earnings taxed at lower rates as compared to fiscal 2015, when the Company had only eight months of those earnings after the Second Step Transaction. Further, in fiscal 2016 our domestic pre-tax earnings were reduced as a result of the AmerisourceBergen warrants then held by the Company. In addition, during fiscal 2016 the Company benefited from enacted tax law changes (tax rate reductions) in multiple foreign tax jurisdictions, most notably the United Kingdom, which generated a $178 million tax benefit. The Company also had fewer non-deductible expenses in fiscal 2016 as compared to fiscal 2015.  These items were partly offset by the facts that in fiscal 2015 the Company had a non-taxable gain on its previously held equity investment in Alliance Boots and recognized the benefit of a capital loss deferred tax asset, neither of which recurred in fiscal 2016.

Adjusted diluted net earnings per share (Non-GAAP measure) fiscal 2016 compared to fiscal 2015
Adjusted net earnings attributable to Walgreens Boots Alliance in fiscal 2016 increased 22.6 percent to $5.0 billion compared with the prior year. Adjusted diluted net earnings per share in the fiscal year increased 18.3 percent to $4.59 compared with the prior year. The increase in adjusted net earnings and adjusted diluted net earnings per share for fiscal 2016 was primarily attributable to inclusion of Alliance Boots consolidated results for the entire period and an increase in operating income at Retail Pharmacy USA. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
As a result of the completion of the Second Step Transaction, the Company ceased recording equity earnings in Alliance Boots as of December 31, 2014. As such, the fiscal year ended August 31, 2015 includes equity income from Walgreens’ pre-merger 45% interest in Alliance Boots for four months (September through December 2014).

	(in millions, except location amounts)
	2017	2016	2015
Sales	$87,302	$83,802	$80,974
Gross profit	22,450	22,323	21,822
Selling, general and administrative expenses	18,255	17,918	18,247
Operating income	4,195	4,405	3,890
Adjusted operating income (Non-GAAP measure)[1]	5,707	5,357	5,098

Number of prescriptions[2]	764.4	740.1	723.2
30-day equivalent prescriptions[2,3]	989.7	928.5	893.8
Number of locations at period end	8,109	8,184	8,182

	Percentage increases (decreases)
	2017	2016	2015
Sales	4.2	3.5	6.0
Gross profit	0.6	2.3	1.2
Selling, general and administrative expenses	1.9	(1.8)	1.4
Operating income	(4.8)	13.2	(7.2)
Adjusted operating income (Non-GAAP measure)[1]	6.5	5.1	4.8
Comparable store sales[4]	2.8	3.8	6.4
Pharmacy sales	7.3	5.5	8.2
Comparable pharmacy sales[4]	4.7	6.0	9.3
Retail sales	(2.4)	(0.3)	1.9
Comparable retail sales[4]	(1.0)	(0.3)	1.5
Comparable number of prescriptions[2,4]	4.0	2.3	3.5
Comparable 30-day equivalent prescriptions[2,3,4]	7.1	4.0	4.6

	Percent to sales
	2017	2016	2015
Gross margin	25.7	26.6	26.9
Selling, general and administrative expenses	20.9	21.4	22.5

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.

[2]	Includes immunizations.

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

Sales fiscal 2017 compared to fiscal 2016
The Retail Pharmacy USA division’s sales for fiscal 2017 increased by 4.2% to $87.3 billion. Sales increased primarily due to higher comparable store sales, which were up 2.8% in fiscal 2017 driven by growth in Medicare Part D prescriptions and strategic partnerships. Sales were also higher due to the inclusion of five months of results for AllianceRx Walgreens Prime, our recently formed central specialty and mail services business. We operated 8,109 locations (8,100 retail stores) as of August 31, 2017, compared to 8,184 locations (8,175 retail stores) a year earlier.

Pharmacy sales increased by 7.3% in fiscal 2017 and represented 69.4% of the division’s sales. The increase in fiscal 2017 is due to higher prescription volumes, including central specialty and mail following the formation of AllianceRx Walgreens Prime in March 2017. This increase was partially offset by the impact of generics and reimbursement pressure. In fiscal 2016, pharmacy sales increased 5.5% and represented 67.4% of the division’s sales. Comparable pharmacy sales increased 4.7% in fiscal 2017 compared to an increase of 6.0% in fiscal 2016. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.4% in fiscal 2017 compared to a reduction of 1.9% in fiscal 2016. The effect of generics on division sales was a reduction of 1.5% in fiscal 2017 compared to a reduction of 1.1% for fiscal 2016. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.7% of prescription sales for fiscal 2017 compared to 97.4% for fiscal 2016. The total number of prescriptions (including immunizations) filled in fiscal 2017 was 764.4 million compared to 740.1 million in fiscal 2016. Prescriptions (including immunizations) adjusted to 30-day equivalents were 989.7 million in fiscal 2017 compared to 928.5 million in fiscal 2016. The increase in prescription volume was primarily driven by Medicare Part D growth and the impact of strategic partnerships.

Retail sales decreased 2.4% in fiscal 2017 and were 30.6% of the division’s sales. In comparison, fiscal 2016 retail sales decreased 0.3% and comprised 32.6% of the division’s sales. Comparable retail sales decreased 1.0% in fiscal 2017 compared to a decrease of 0.3% in fiscal 2016. The decrease in comparable retail sales growth in fiscal 2017 was primarily due to declines in the consumables and general merchandise category and in the personal care category, which were partially offset by growth in the health and wellness category, and in the beauty category.

Operating income fiscal 2017 compared to fiscal 2016
Retail Pharmacy USA division’s operating income for fiscal 2017 decreased 4.8% to $4.2 billion. The decrease was primarily due to higher selling, general and administrative expenses related to the Rite Aid transaction and the Cost Transformation Program, partially offset by an increase in gross profit.

Gross margin as a percent of sales was 25.7% in fiscal 2017 compared to 26.6% in fiscal 2016. Pharmacy margins were negatively impacted in the current fiscal year by lower third-party reimbursements and a higher mix of specialty sales. The decrease in pharmacy margins was partially offset by the favorable impact of procurement efficiencies. Retail margins were positively impacted in the current fiscal year primarily due to underlying margin improvement from actions taken the prior year, changes in promotional plans and sales mix.

Selling, general and administrative expenses as a percentage of sales were 20.9% in fiscal 2017 compared to 21.4% in fiscal 2016. As a percentage of sales, expenses in the current fiscal year were lower primarily due to higher sales, sales mix and increased efficiencies from the Cost Transformation Program.

Adjusted operating income (Non-GAAP measure) fiscal 2017 compared to fiscal 2016
Retail Pharmacy USA division’s adjusted operating income for fiscal 2017 increased 6.5% to $5.7 billion. The increase was primarily due to higher pharmacy volume, lower selling, general and administrative expenses and improved retail margins. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales fiscal 2016 compared to fiscal 2015
The Retail Pharmacy USA division’s sales for fiscal 2016 increased by 3.5% to $83.8 billion. Sales increased primarily due to higher comparable store sales, which were up 3.8% in fiscal 2016 driven by growth in Medicare Part D prescriptions, partially offset by the impact from the sale of a majority interest in our infusion business in fiscal 2015. We operated 8,184 locations (8,175 retail stores) as of August 31, 2016, compared to 8,182 locations (8,173 retail stores) a year earlier.

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

Retail sales decreased 0.3% in fiscal 2016 and were 32.6% of the division’s sales. In comparison, fiscal 2015 retail sales increased 1.9% and comprised 33.9% of the division’s sales. Comparable retail sales decreased 0.3% in fiscal 2016 compared to an increase of 1.5% in fiscal 2015. The decrease in comparable retail sales growth in fiscal 2016 was primarily due to weakness in the consumables and general merchandise category, which was partially offset by increased sales in the health and wellness, and photo categories.

Operating income fiscal 2016 compared to fiscal 2015
Retail Pharmacy USA division’s operating income for fiscal 2016 increased 13.2% to $4.4 billion. The increase was primarily due to higher pharmacy volume and lower selling, general and administrative expenses as a percentage of sales.

Gross margin as a percent of sales was 26.6% in fiscal 2016 compared to 26.9% in fiscal 2015. Pharmacy margins were negatively impacted in fiscal 2016 by lower third-party reimbursements. The decrease in pharmacy margins was partially offset by the favorable impact of procurement efficiencies. Retail margins were negatively impacted in fiscal 2016 primarily from performance in seasonal, consumables and general merchandise categories, partially offset by performance in the health and wellness, beauty and photo categories.

Selling, general and administrative expenses as a percentage of sales were 21.4% in fiscal 2016 compared to 22.5% in fiscal 2015. As a percentage of sales, expenses in fiscal 2016 were lower primarily due to increased efficiencies and cost controls associated with the Cost Transformation Program.

Adjusted operating income (Non-GAAP measure) fiscal 2016 compared to fiscal 2015
Retail Pharmacy USA division’s adjusted operating income for fiscal 2016 increased 5.1% to $5.4 billion. The increase was primarily due to higher pharmacy volume and lower selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International
The businesses included in our Retail Pharmacy International division were acquired as part of the Second Step Transaction. The Retail Pharmacy International division’s results for fiscal 2017 and 2016 as compared to fiscal 2015 were primarily impacted by the Second Step Transaction, which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. Accordingly, the results for this segment for fiscal 2017 and 2016 include the results of Alliance Boots on a fully consolidated basis, while fiscal 2015 results include only eight months (January through August 2015) on a fully consolidated basis, and as such, results are not directly comparable. Results include the effects of foreign currency exchange rates, including the British Pound, Euro, Chilean Peso and Mexican Peso. See Item 7A quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk for further information on currency risk.

	(in millions, except location amounts)
	2017	2016	2015
Sales	$11,813	$13,256	$8,657
Gross profit	4,753	5,432	3,452
Selling, general and administrative expenses	4,012	4,403	3,043
Operating income	741	1,029	409
Adjusted operating income (Non-GAAP measure)[1]	909	1,155	616
Number of locations at period end	4,722	4,673	4,582

	Percentage increases (decreases)
	2017	2016
Sales	(10.9)	53.1
Gross profit	(12.5)	57.4
Selling, general and administrative expenses	(8.9)	44.7
Operating income	(28.0)	151.6
Adjusted operating income (Non-GAAP measure)[1]	(21.3)	87.5
Comparable store sales[2]	(10.6)	NA
Comparable store sales in constant currency[2,3]	(0.2)	NA
Pharmacy sales	(10.5)	46.2
Comparable pharmacy sales[2]	(10.7)	NA
Comparable pharmacy sales in constant currency[2,3]	(1.0)	NA
Retail sales	(11.1)	57.1
Comparable retail sales[2]	(10.6)	NA
Comparable retail sales in constant currency[2,3]	0.2	NA

	Percent to sales
	2017	2016	2015
Gross margin	40.2	41.0	39.9
Selling, general and administrative expenses	34.0	33.2	35.1

NA	Not Applicable
[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
[2]
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods. The fiscal year ended August 31, 2016 comparable sales figures include an adjustment to remove February 29, 2016 results due to the leap year.

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

Sales fiscal 2017 compared to fiscal 2016
Retail Pharmacy International division’s sales for fiscal 2017 decreased 10.9% to $11.8 billion. Sales in comparable stores decreased 10.6%. The negative impact of currency translation on each of sales and comparable sales was 10.4 percentage points, and as such, comparable store sales in constant currency decreased 0.2%.

Pharmacy sales decreased 10.5% in fiscal 2017 and represented 35.4% of the division’s sales. Comparable pharmacy sales decreased 10.7%. The negative impact of currency translation on each of pharmacy sales and comparable pharmacy sales was 9.7 percentage points, and as such, comparable pharmacy sales in constant currency decreased 1.0% mainly due to the negative impact of a reduction in pharmacy funding in the United Kingdom.

Retail sales decreased 11.1% for fiscal 2017 and were 64.6% of the division’s sales. Comparable retail sales decreased 10.6%. The negative impact of currency translation on retail sales and comparable retail sales was 10.7 percentage points and 10.8 percentage points, respectively. Comparable retail sales in constant currency increased 0.2% primarily reflecting growth in the United Kingdom.

Operating income fiscal 2017 compared to fiscal 2016
Retail Pharmacy International division’s operating income for fiscal 2017 decreased 28.0% to $741 million of which 8.7 percentage points ($89 million) was as a result of the negative impact of currency translation. The remaining decrease was due to lower gross profit and higher selling, general and administrative expenses as a percentage of sales.

Gross profit decreased 12.5% from prior fiscal year of which 10.3 percentage points ($558 million) was as a result of the negative impact of currency translation.

Selling, general and administrative expenses decreased 8.9% from prior fiscal year. Expenses were positively impacted by 10.7 percentage points ($469 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 34.0% in fiscal 2017, compared to 33.2% in the prior fiscal year.

Adjusted operating income (Non-GAAP measure) fiscal 2017 compared to fiscal 2016
Retail Pharmacy International division’s adjusted operating income for the fiscal 2017 decreased 21.3% to $909 million of which 9.4 percentage points ($108 million) was as a result of the negative impact of currency translation. The remaining decrease was primarily due to lower gross profit and higher selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Pharmaceutical Wholesale
The businesses included in our Pharmaceutical Wholesale division were acquired as part of the Second Step Transaction. The Pharmaceutical Wholesale division’s results for fiscal 2017 and fiscal 2016 as compared to fiscal 2015 were primarily impacted by the Second Step Transaction, which resulted in the full consolidation of Alliance Boots results of operations beginning December 31, 2014. Accordingly, the results for this segment for fiscal 2017 and fiscal 2016 include the results of Alliance Boots on a fully consolidated basis, while fiscal 2015 results include only eight months (January through August 2015) on a fully consolidated basis. Further, effective March 18, 2016, upon the exercise of the first tranche of warrants, we began accounting for our investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag. Due to the March 18, 2016 effective date and the two-month reporting lag, our results for the 12 month period ended August 31, 2016 include approximately three and a half months of equity method income relating to our investment in AmerisourceBergen. Similarly, our results for 12 month period ended August 31, 2017 include approximately ten and a half months of equity income reflecting our increased ownership following the exercise on August 25, 2016 of the second tranche of warrants. For additional information, see the section ‘AmerisourceBergen Corporation relationship’ above. Accordingly, our results for fiscal years 2017 through 2015 are not directly comparable. Results include the effects of foreign currency exchange rates, including the British Pound, Euro and Turkish Lira. See item 7A quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk for further information on currency risk.

	(in millions)
	2017	2016	2015
Sales	$21,188	$22,571	$15,327
Gross profit	1,965	2,131	1,486
Selling, general and administrative expenses	1,479	1,589	1,110
Equity earnings from AmerisourceBergen	135	37	—
Operating income	621	579	376
Adjusted operating income (Non-GAAP measure)[1]	924	708	450

	Percentage increases (decreases)
	2017	2016
Sales	(6.1)	47.3
Gross profit	(7.8)	43.4
Selling, general and administrative expenses	(6.9)	43.2
Equity earnings from AmerisourceBergen	264.9	NA
Operating income	7.3	54.0
Adjusted operating income (Non-GAAP measure)[1]	30.5	57.3
Comparable sales[2]	(3.9)	NA
Comparable sales in constant currency[2,3]	4.7	NA

	Percent to sales
	2017	2016	2015
Gross margin	9.3	9.4	9.7
Selling, general and administrative expenses	7.0	7.0	7.2

NA	Not Applicable
[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.
[2]
Comparable Sales are defined as sales excluding acquisitions and dispositions. The fiscal year ended August 31, 2016 comparable sales figures include an adjustment to remove February 29, 2016 results due to the leap year.

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

Sales fiscal 2017 compared to fiscal 2016
Pharmaceutical Wholesale division’s sales for the fiscal 2017 decreased 6.1% to $21.2 billion. Comparable sales, which exclude acquisitions and dispositions, decreased 3.9%.

Sales and comparable sales were negatively impacted by 8.4 percentage points and 8.6 percentage points, respectively, as a result of currency translation. Comparable sales in constant currency increased 4.7%, reflecting growth in emerging markets and the United Kingdom partially offset by challenging market conditions in continental Europe.

Operating income fiscal 2017 compared to fiscal 2016
Pharmaceutical Wholesale division’s operating income for fiscal 2017, which included $135 million from the Company’s share of equity earnings in AmerisourceBergen, increased 7.3% to $621 million. Operating income was negatively impacted by 10.3 percentage points ($60 million) as a result of currency translation.

Gross profit decreased 7.8% from prior fiscal year. Gross profit was negatively impacted by 8.4 percentage points ($179 million) as a result of currency translation.

Selling, general and administrative expenses decreased 6.9% from the prior fiscal year. Expenses were positively impacted by 7.5 percentage points ($119 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 7.0% in each of fiscal 2017 and fiscal 2016.

Adjusted operating income (Non-GAAP measure) fiscal 2017 compared to fiscal 2016
Pharmaceutical Wholesale division’s adjusted operating income for fiscal 2017, which included $322 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 30.5% to $924 million. Adjusted operating income was negatively impacted by 9.9 percentage points ($70 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income increased 3.4% over the prior fiscal year. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions)
	2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$4,195	$741	$621	$—	$5,557
Cost transformation	731	67	37	—	835
Acquisition-related costs	474	—	—	—	474
Acquisition-related amortization	152	101	79	—	332
Adjustments to equity earnings in AmerisourceBergen	—	—	187	—	187
LIFO provision	166	—	—	—	166
Asset recovery	(11)	—	—	—	(11)
Adjusted operating income (Non-GAAP measure)	$5,707	$909	$924	$—	$7,540

	(in millions)
	2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$4,405	$1,029	$579	$(12)	$6,001
Cost transformation	374	29	21	—	424
Acquisition-related costs	102	—	—	—	102
Acquisition-related amortization	185	97	87	—	369
Adjustments to equity earnings in AmerisourceBergen	—	—	21	—	21
LIFO provision	214	—	—	—	214
Legal settlement	47	—	—	—	47
Asset impairment	30	—	—	—	30
Adjusted operating income (Non-GAAP measure)	$5,357	$1,155	$708	$(12)	$7,208

	(in millions)
	2015
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$3,890	$409	$376	$(7)	$4,668
Cost transformation	523	19	—	—	542
Acquisition-related costs	80	—	7	—	87
Acquisition-related amortization	230	188	67	—	485
LIFO provision	285	—	—	—	285
Asset impairment	110	—	—	—	110
Store closures and other optimization costs	56	—	—	—	56
Loss on sale of business	17	—	—	—	17
Adjustments to equity earnings in Alliance Boots	(93)	—	—	—	(93)
Adjusted operating income (Non-GAAP measure)	$5,098	$616	$450	$(7)	$6,157

	(in millions)
	2017	2016	2015
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$4,078	$4,173	$4,220

Adjustments to operating income:
Cost transformation	835	424	542
Acquisition-related costs	474	102	87
Acquisition-related amortization	332	369	485
Adjustments to equity earnings in AmerisourceBergen	187	21	—
LIFO provision	166	214	285
Legal settlement	—	47	—
Asset impairment (recovery)	(11)	30	110
Store closures and other optimization costs	—	—	56
Loss on sale of business	—	—	17
Adjustments to equity earnings in Alliance Boots	—	—	(93)
Total adjustments to operating income	1,983	1,207	1,489

Adjustments to other income (expense):
Net investment hedging loss	48	12	111
Change in fair market value of AmerisourceBergen warrants	—	517	(779)
Impact of change in accounting method for AmerisourceBergen equity investment	—	(268)	—
Gain on previously held equity interest	—	—	(563)
Total adjustments to other income (expense)	48	261	(1,231)

Adjustments to interest expense, net:
Prefunded acquisition financing costs	203	46	42
Early debt extinguishment	—	—	99
Total adjustments to interest expense, net	203	46	141

Adjustments to income tax provision:
United Kingdom tax rate change[1]	(77)	(178)	—
Equity method non-cash tax[1]	23	10	71
Release of capital loss valuation allowance[1]	—	—	(220)
Tax impact of adjustments[2]	(755)	(510)	(385)
Total adjustments to income tax provision	(809)	(678)	(534)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$5,503	$5,009	$4,085

	2017	2016	2015
Diluted net earnings per common share (GAAP)	$3.78	$3.82	$4.00

Adjustments to operating income	1.84	1.11	1.41
Adjustments to other income (expense)	0.04	0.24	(1.17)
Adjustments to interest expense, net	0.19	0.04	0.14
Adjustments to income tax provision	(0.75)	(0.62)	(0.50)
Adjusted diluted net earnings per common share (Non-GAAP measure)	$5.10	$4.59	$3.88

Weighted average common shares outstanding, diluted	1,078.5	1,091.1	1,053.9

[1]	Discrete tax-only items.

[2]	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $3.3 billion (including $1.8 billion in non-U.S. jurisdictions) as of August 31, 2017, compared to $9.8 billion (including $1.6 billion in non-U.S. jurisdictions) at August 31, 2016. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility, reinvest in our core strategies, invest in strategic opportunities that reinforce our core strategies and meet return requirements, and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities was $7.3 billion in fiscal 2017 compared to $7.8 billion in fiscal 2016 and $5.7 billion in fiscal 2015. The $596 million decrease in cash provided by operating activities was primarily due to lower cash inflows from changes in accrued expenses and other liabilities and accounts receivable, net partially offset by higher cash inflows from changes in inventories. Decreases in cash inflows on accrued expenses and other liabilities resulted primarily from the timing and payment of expense related accruals. Decreases in cash inflows on accounts receivable, net are primarily due to the timing of collections in Retail Pharmacy USA. Increases in cash inflows on inventories resulted primarily from Retail Pharmacy USA inventory management initiatives related to simplified retail product offering, promotional efficiencies and lower brand name drug inflation.

Net cash used for investing activities was $0.8 billion in fiscal 2017 compared to $3.5 billion in fiscal 2016 and $4.3 billion in fiscal 2015. Business acquisitions in fiscal 2017 were $88 million compared to $126 million for the year-ago period. Business acquisitions in the current year primarily relate to the purchase of prescription files. Business acquisitions in the comparable prior year period include the acquisition of an international beauty brand and prescription files. Fiscal 2016 also included an investment in AmerisourceBergen of $2.4 billion as a result of the exercise of warrants.

Additions to property, plant and equipment in fiscal 2017 were $1.4 billion compared to $1.3 billion in fiscal 2016 and $1.3 billion in fiscal 2015. Capital expenditures by reporting segment were as follows:

	2017	2016	2015
Retail Pharmacy USA	$860	$777	$951
Retail Pharmacy International[1]	384	444	249
Pharmaceutical Wholesale[1]	107	104	51
Total	$1,351	$1,325	$1,251

[1]
Our Retail Pharmacy International and Pharmaceutical Wholesale segments were acquired as part of the Second Step Transaction in which we acquired the 55% of Alliance Boots that we did not already own on December 31, 2014. As a result of the timing of the acquisition, only eight months of capital expenditures (January through August 2015) were reported for these divisions in fiscal 2015.

Significant capital expenditures in fiscal 2017 primarily relate to investments in our stores and information technology projects.

Additionally, investing activities for fiscal 2017 included proceeds related to sale leaseback transactions of $444 million, compared to $60 million in the comparable prior year period.

Net cash used for financing activities in fiscal 2017 was $12.9 billion compared to net cash provided by financing activities of $2.6 billion in fiscal 2016. Net cash used for financing activities was $0.9 billion in fiscal 2015. We repurchased shares as part of the $1 billion and $5 billion stock repurchase programs described below and to support the needs of the employee stock plans totaling $457 million in fiscal 2017, compared to $1.0 billion in fiscal 2016 and $500 million in fiscal 2015. Proceeds related to employee stock plans were $217 million in fiscal 2017 compared to $235 million in fiscal 2016 and $503 million in fiscal 2015. Cash dividends paid were $1.7 billion in fiscal 2017 compared to $1.6 billion and $1.4 billion in fiscal 2016 and 2015, respectively. In fiscal 2017, there were no public debt offerings compared to $6 billion proceeds received from U.S. dollar denominated debt in fiscal 2016 (described below). We currently intend to continue to maintain a long-term dividend payout ratio target of approximately 30 to 35 percent of adjusted net earnings attributable to Walgreens Boots Alliance.

We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, capital expenditures at existing facilities, acquisitions (including the acquisition of Rite Aid assets), dividend payments and debt service obligations for at least the next 12 months. Our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements.

See item 7A (qualitative and quantitative disclosures about market risk) below for a discussion of certain financing and market risks.

Stock repurchase programs
In August 2014, the Walgreens Board of Directors authorized a stock repurchase program (the “2014 stock repurchase program”), which authorized the repurchase of up to $3.0 billion of Walgreens’ (or, after the Reorganization, Walgreens Boots Alliance’s) common stock prior to the program’s expiration on August 31, 2016. The Company purchased 1.3 million shares in fiscal 2016 at a total cost of $110 million and 8.2 million shares in fiscal 2015 at a total cost of $726 million under the 2014 stock repurchase program. In April 2017, Walgreens Boots Alliance authorized a stock repurchase program (the “April 2017 stock repurchase program”), which authorized the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. In May 2017, the Company completed the April 2017 stock repurchase program, purchasing 11.8 million shares. In June 2017, Walgreens Boots Alliance authorized a new stock repurchase program (the “June 2017 stock repurchase program”), which authorizes the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018. The Company purchased 47.2 million shares in fiscal 2017 at a total cost of $3.8 billion under the June 2017 stock repurchase program. The Company completed the authorized $5.0 billion of stock repurchases in October 2017. On October 24, 2017, the Company expanded the June 2017 stock repurchase program by an additional $1.0 billion. See part II, item 5 below for additional information. We determine the timing and amount of repurchases, including repurchases to offset anticipated dilution from equity incentive plans, based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. We have repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable us to repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. There were no commercial paper borrowings outstanding as of August 31, 2017 or 2016. The Company did not issue any commercial paper under its commercial paper program in fiscal 2017. The Company had weighted average daily short-term borrowings of $14 million of commercial paper outstanding at a weighted average interest rate of 0.66% in fiscal 2016.

Financing actions
On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement with the lenders party thereto (the “2014 Term Loan Agreement”), which provided Walgreens Boots Alliance and Walgreens with the ability to borrow up to £1.45 billion on an unsecured basis. As of August 31, 2016, Walgreens Boots Alliance had borrowed £1.45 billion ($1.9 billion at the August 31, 2016 spot rate of $1.31 to £1) under the 2014 Term Loan Agreement. On August 30, 2017, Walgreens Boots Alliance used available cash to repay in full all outstanding loans and obligations under the 2014 Term Loan Agreement, which, as of such date, consisted of the remaining unamortized amount of £1.41 billion ($1.83 billion at the August 31, 2017 spot rate of $1.295 to £1) aggregate principal amount of outstanding loans together with accrued interest thereon through, but excluding, the payment date, and such other amounts required to be paid by Walgreens Boots Alliance thereunder and the 2014 Term Loan Agreement terminated in accordance with its terms.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement with the lenders party thereto (the “2014 Revolving Credit Agreement”), which has available credit of $3.0 billion, of which $500 million is available for the issuance of letters of credit. Borrowings under the 2014 Revolving Credit Agreement bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of August 31, 2017 and 2016, there were no borrowings or letters of credit issued pursuant to the 2014 Revolving Credit Agreement.

We pay, or paid in the case of the 2014 Term Loan Agreement, certain customary fees in connection with these facilities.

Walgreens guaranteed the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Walgreens Boots Alliance under the 2014 Term Loan Agreement and the 2014 Revolving Credit Agreement until August 10, 2015, when such guarantees were unconditionally released and discharged (as described below).

On November 18, 2014, Walgreens Boots Alliance issued several series of unsecured, unsubordinated notes totaling $8.0 billion, with maturities ranging from 2016 to 2044. All such notes have fixed interest rates, with the exception of the $750 million floating rate notes due 2016, which were repaid in full in May 2016 and which had a floating rate based on the three month LIBOR plus a fixed spread of 45 basis points. On August 28, 2017, Walgreens Boots Alliance redeemed in full its $750 million 1.750% notes due 2017 at a make-whole redemption price.

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

On August 10, 2015, pursuant to an indenture, dated as of July 17, 2008, between Walgreens and Wells Fargo Bank, National Association, as trustee, Walgreens redeemed (i) $1.0 billion aggregate principal amount of 1.800% unsecured notes due 2017 and (ii) $750 million aggregate principal amount of 5.25% unsecured notes due 2019, in each case issued by Walgreens under the indenture. As a result of these redemptions, $250 million aggregate principal amount of 5.25% unsecured notes due 2019 remain outstanding.

On August 10, 2015, upon the completion of the redemptions described above, the Walgreens guarantees of the 2014 WBA notes, the 2014 Term Loan Agreement and the 2014 Revolving Credit Agreement were unconditionally released and discharged in accordance with their terms.

On June 1, 2016, Walgreens Boots Alliance issued in an underwritten public offering $1.2 billion of 1.750% notes due 2018 (the “2018 notes”), $1.5 billion of 2.600% notes due 2021 (the “2021 notes”), $0.8 billion of 3.100% notes due 2023 (the “2023 notes”), $1.9 billion of 3.450% notes due 2026 (the “2026 notes”) and $0.6 billion of 4.650% notes due 2046 (the “2046 notes”). Because the merger with Rite Aid was not consummated on or prior to June 1, 2017, the 2018 notes, the 2021 notes and the 2023 notes were redeemed on June 5, 2017 under the special mandatory redemption terms of the indenture governing such notes. The 2026 notes and 2046 notes remain outstanding in accordance with their respective terms and are subject to redemption in certain circumstances.

On February 1, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, Walgreens Boots Alliance entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. Borrowings under the February 2017 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. In connection with the February 2017 Revolving Credit Agreement, Walgreens Boots Alliance paid upfront fees of $0.5 million and additional extension fees of $0.5 million in respect of the amendment to the February 2017 Revolving Credit Agreement. In addition, Walgreens Boots Alliance has agreed to pay to the lenders under the February 2017 Revolving Credit Agreement certain customary fees. As of August 31, 2017, there were no borrowings under the February 2017 Revolving Credit Agreement.

On August 24, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit agreement (the “August 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and a $1.0 billion term loan credit agreement (the “2017 Term Loan Credit Agreement” and together with the August 2017 Revolving Credit Agreement, the “August 2017 Credit Agreements”) with Sumitomo Mitsui Banking Corporation. The August 2017 Revolving Credit Agreement is an unsecured revolving credit facility with a facility termination date of the earlier of (a) January 31, 2019, subject to any extension thereof pursuant to the terms of the August 2017 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. The 2017 Term Loan Credit Agreement is an unsecured “multi-draw” term loan facility maturing on March 30, 2019. The aggregate commitments of Sumitomo Mitsui Banking Corporation under the 2017 Term Loan Credit Agreement are initially equal to $1.0 billion, which shall be reduced on June 1, 2018 to the lesser of $500 million and the aggregate remaining undrawn commitments thereunder. Any remaining undrawn commitments thereunder and the ability of Walgreens Boots Alliance to request loans under such commitments shall terminate on September 1, 2018.

Borrowings under the August 2017 Credit Agreements will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. Upfront fees paid to date in connection with the August 2017 Credit Agreements totaled $1.25 million. In addition, Walgreens Boots Alliance has agreed to pay to the lenders under the August 2017 Credit Agreements certain customary fees. As of August 31, 2017, there were no borrowings under either of the August 2017 Credit Agreements.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants. In the case of the 2017 Term Loan Credit Agreement, such covenants are only effective after the date of initial funding. As of August 31, 2017, the Company was in compliance with all such applicable covenants.

Terminated Rite Aid transaction
In connection with the Merger Agreement with Rite Aid, which was terminated on June 28, 2017, we entered into various financing arrangements and facilities, none of which were drawn upon and all of which have been terminated. See note 8, borrowings to the Consolidated Financial Statements.

As described above, because the merger with Rite Aid was not consummated on or prior to June 1, 2017, the 2018 notes, the 2021 notes and the 2023 notes issued on June 1, 2016 were redeemed on June 5, 2017 under the special mandatory redemption terms of the indenture governing such notes. Walgreens Boots Alliance was required to redeem all of such notes then outstanding, at a special mandatory redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest of approximately $1 million to, but excluding, the date of redemption.

Pursuant to the Termination Agreement, the Company paid Rite Aid the termination fee of $325 million during the fourth quarter of fiscal 2017, in full satisfaction of any amounts required to be paid by the Company under the Merger Agreement and other Transaction Documents. In connection with the termination of the Fred’s Asset Purchase Agreement, during the fourth quarter of fiscal 2017, the Company reimbursed $25 million of Fred’s transaction costs in full satisfaction of any amounts required to be paid by the Company under the Fred’s Asset Purchase Agreement.

Credit ratings
As of October 24, 2017, the credit ratings of Walgreens Boots Alliance were:

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

AmerisourceBergen relationship
Pursuant to our arrangements with AmerisourceBergen, we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time as described under “--AmerisourceBergen Corporation relationship” above. As of August 31, 2017, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock. This includes a total of approximately 11.5 million shares of AmerisourceBergen that we purchased in the open market. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

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

COMMITMENTS AND CONTINGENCIES
The information set forth in note 11, commitments and contingencies to our Consolidated Financial Statements included in part II, item 8 of this Form 10-K is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include business combinations, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. We use the following methods to determine our estimates:

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

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both.

We also compared the sum of the estimated fair values of the reporting units to the Company’s fair value as implied by the market value of the Company’s equity and debt securities. This comparison indicated that, in total, our assumptions and estimates were reasonable. However, future declines in the overall market value of the Company’s equity securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

Our reporting units’ fair values exceeded their carrying amounts ranging from approximately 9% to more than 400%. Due to the negative impact of reductions in pharmacy funding in the United Kingdom, the fair value of our Boots reporting unit, within our Retail Pharmacy International division, was impacted and is in excess of its carrying value by approximately 9%. The goodwill of the Boots reporting unit is not currently impaired and we will continue to monitor the U.K. industry trends and the impact it may have on the business. See note 7, goodwill and other intangible assets, to the Consolidated Financial Statements for additional information.

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

Cost of sales and inventory – Cost of sales includes the purchase price of goods and services sold, store and warehouse inventory loss, inventory obsolescence, manufacturing costs, certain direct product design and development costs and supplier rebates. In addition to product costs, cost of sales includes manufacturing costs, warehousing costs for retail operations, purchasing costs, freight costs, cash discounts and vendor allowances. Cost of sales for our Retail Pharmacy USA segment is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventory counts. Inventories are valued at the lower of cost or market determined by the last-in, first-out (“LIFO”) method for the Retail Pharmacy USA segment and primarily on a first-in first-out (“FIFO”) basis for inventory in the Retail Pharmacy International and Pharmaceutical Wholesale segments.

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

We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.

Pension and postretirement benefits – We have various defined benefit pension plans that cover some of our foreign employees. We also have postretirement healthcare plans that cover qualifying domestic employees. Eligibility and the level of benefits for these plans varies depending on participants’ status, date of hire and or length of service. Our pension and postretirement expenses and valuations are dependent on assumptions used by our actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term rate of return on plan assets, retirement rates, mortality rates and other factors. In determining our long-term rate of return on plan assets assumption, we consider both the historical performance of the investment portfolio as well as the long-term market return expectations based on the investment mix of the portfolio. A change in any of these assumptions would have an effect on our projected benefit obligation and pension expense. A 25 basis point increase in the discount rate would result in a decline of $389 million to our pension benefit obligation. A 25 basis point decrease on the expected return on plan assets assumption would increase our pension expense by $22 million.

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

In determining our provision for income taxes, we use income, permanent differences between book and tax income and enacted statutory income tax rates. The provision for income taxes rate also reflects our assessment of the ultimate outcome of tax audits in addition to any foreign-based income deemed to be taxable in the United States. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table lists our contractual obligations and commitments at August 31, 2017 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating leases[1]	$31,441	$3,074	$5,642	$4,770	$17,955
Purchase obligations:	3,122	2,575	546	1	—
Open inventory purchase orders	1,944	1,944	—	—	—
Real estate development	373	333	40	—	—
Other corporate obligations	805	298	506	1	—
Short-term borrowings and long-term debt*	13,027	254	1,533	1,765	9,475
Interest payment on short term borrowings and long-term debt	5,614	459	870	765	3,520
Insurance*	625	243	146	49	187
Retirement benefit obligations	1,070	72	118	104	776
Closed location obligations[1]	1,370	136	247	206	781
Capital lease obligations*[1]	1,210	62	119	114	915
Finance lease obligations	325	18	36	36	235
Other liabilities reflected on the balance sheet*[2]	868	226	297	102	243
Total	$58,672	$7,119	$9,554	$7,912	$34,087

*	Recorded on balance sheet.

[1]
Amounts for operating leases and capital leases do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes. These expenses were $429 million for the fiscal year ended August 31, 2017.

[2]
Includes $452 million ($159 million in less than 1 year, $239 million in 1-3 years, $48 million in 3-5 years and $6 million over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

The information in the foregoing table is presented as of August 31, 2017 and accordingly does not reflect obligations under agreements we entered into after that date.

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

At August 31, 2017, we have issued $280 million in letters of credit, primarily related to insurance obligations.  We also had $46 million of guarantees outstanding at August 31, 2017. We remain secondarily liable on 70 leases. The maximum potential undiscounted future payments related to these leases was $327 million at August 31, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS
See “new accounting pronouncements” within note 2, summary of major accounting policies to the Consolidated Financial Statements for information regarding recent accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives and restructuring activities and the amounts and timing of their expected impact, our Amended and Restated Asset Purchase Agreement with Rite Aid and the transactions contemplated thereby and their possible timing and effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the proposed withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “upcoming,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs associated with restructuring activities will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, changes in management’s assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets and interest rates, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the ability of the parties to satisfy the closing conditions and consummate the pending acquisition of certain Rite Aid assets and related matters on a timely basis or at all, the risks associated with the integration of complex businesses, outcomes of legal and regulatory matters, and risks associated with changes in laws, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in item 1A. “risk factors” above and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding our transactions are set forth in note 9, financial instruments to our Consolidated Financial Statements. These financial instruments are sensitive to changes in interest rates. On August 31, 2017, we had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

Foreign currency exchange rate risk
We are exposed to fluctuations in foreign currency exchange rates, primarily with respect to the British Pound Sterling and Euro, and certain other foreign currencies, including the Mexican Peso, Swiss Franc and Romanian Leu which may affect our net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows of certain entities denominated in foreign currencies. These transactions are almost exclusively less than 12 months in maturity. In addition, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions). As circumstances warrant, we also use basis swaps as hedging instruments to hedge portions of our net investments in foreign operations. The foreign currency derivative instruments are sensitive to changes in exchange rates. A 1% increase or decrease in exchange rates would increase or decrease our pre-tax income by approximately $8 million due to changes in the value of foreign currency derivative instruments. Excluded from the computation were anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to partially hedge.

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

Item 8.  Financial statements and supplementary data

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At August 31, 2017 and 2016
(in millions, except shares and per share amounts)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$3,301	$9,807
Accounts receivable, net	6,528	6,260
Inventories	8,899	8,956
Other current assets	1,025	860
Total current assets	19,753	25,883
Non-current assets:
Property, plant and equipment, net	13,642	14,335
Goodwill	15,632	15,527
Intangible assets, net	10,156	10,302
Equity method investments (see note 5)	6,320	6,174
Other non-current assets	506	467
Total non-current assets	46,256	46,805
Total assets	$66,009	$72,688

Liabilities and equity
Current liabilities:
Short-term borrowings	$251	$323
Trade accounts payable (see note 18)	12,494	11,000
Accrued expenses and other liabilities	5,473	5,484
Income taxes	329	206
Total current liabilities	18,547	17,013
Non-current liabilities:
Long-term debt	12,684	18,705
Deferred income taxes	2,281	2,644
Other non-current liabilities	4,223	4,045
Total non-current liabilities	19,188	25,394
Commitments and contingencies (see note 11)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at August 31, 2017 and 2016	12	12
Paid-in capital	10,339	10,111
Employee stock loan receivable	—	(1)
Retained earnings	30,137	27,684
Accumulated other comprehensive loss	(3,051)	(2,992)
Treasury stock, at cost; 148,664,548 shares at August 31, 2017 and 89,527,027 at August 31, 2016	(9,971)	(4,934)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	27,466	29,880
Noncontrolling interests	808	401
Total equity	28,274	30,281
Total liabilities and equity	$66,009	$72,688

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended August 31, 2017, 2016 and 2015
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Employee stock loan receivable	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2014	950,386,889	$80	$(3,197)	$1,172	$(5)	$136	$22,327	$104	$20,617
Net earnings	—	—	—	—	—	—	4,220	59	4,279
Other comprehensive income (loss), net of tax	—	—	—	—	—	(350)	—	(6)	(356)
Dividends declared	—	—	—	—	—	—	(1,458)	—	(1,458)
Exchange of Walgreen Co. shares for Walgreens Boots Alliance, Inc. shares	—	(69)	—	69	—	—	—	—	—
Issuance of shares for Alliance Boots acquisition	144,333,468	1	—	10,976	—	—	—	—	10,977
Treasury stock purchases	(16,250,190)	—	(1,226)	—	—	—	—	—	(1,226)
Employee stock purchase and option plans	11,440,177	—	446	56	—	—	—	—	502
Stock-based compensation	—	—	—	109	—	—	—	—	109
Acquisition of noncontrolling interest	—	—	—	(2,429)	—	—	—	(130)	(2,559)
Employee stock loan receivable	—	—	—	—	3	—	—	—	3
Noncontrolling interests in businesses acquired	—	—	—	—	—	—	—	412	412
August 31, 2015	1,089,910,344	$12	$(3,977)	$9,953	$(2)	$(214)	$25,089	$439	$31,300
Net earnings	—	—	—	—	—	—	4,173	18	4,191
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,778)	—	(56)	(2,834)
Dividends declared	—	—	—	—	—	—	(1,578)	—	(1,578)
Treasury stock purchases	(13,815,558)	—	(1,152)	—	—	—	—	—	(1,152)
Employee stock purchase and option plans	6,891,805	—	195	43	—	—	—	—	238
Stock-based compensation	—	—	—	115	—	—	—	—	115
Employee stock loan receivable	—	—	—	—	1	—	—	—	1
August 31, 2016	1,082,986,591	$12	$(4,934)	$10,111	$(1)	$(2,992)	$27,684	$401	$30,281
Net earnings	—	—	—	—	—	—	4,078	23	4,101
Other comprehensive income (loss), net of tax	—	—	—	—	—	(59)	—	(36)	(95)
Dividends declared	—	—	—	—	—	—	(1,625)	(98)	(1,723)
Treasury stock purchases	(64,589,677)	—	(5,220)	—	—	—	—	—	(5,220)
Employee stock purchase and option plans	5,452,156	—	183	34	1	—	—	—	218
Stock-based compensation	—		—	91	—	—	—	—	91
Noncontrolling interests acquired and arising on business combinations	—	—	—	103	—	—	—	518	621
August 31, 2017	1,023,849,070	$12	$(9,971)	$10,339	$—	$(3,051)	$30,137	$808	$28,274

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended August 31, 2017, 2016 and 2015
(in millions, except per share amounts)

	2017	2016	2015

Sales	$118,214	$117,351	$103,444
Cost of sales	89,052	87,477	76,691
Gross profit	29,162	29,874	26,753

Selling, general and administrative expenses	23,740	23,910	22,400
Equity earnings in AmerisourceBergen	135	37	—
Equity earnings in Alliance Boots	—	—	315
Operating income	5,557	6,001	4,668

Gain on previously held equity interest	—	—	563
Other income (expense)	(11)	(261)	685
Earnings before interest and income tax provision	5,546	5,740	5,916

Interest expense, net	693	596	605
Earnings before income tax provision	4,853	5,144	5,311
Income tax provision	760	997	1,056
Post tax earnings from other equity method investments	8	44	24
Net earnings	4,101	4,191	4,279
Net earnings attributable to noncontrolling interests	23	18	59
Net earnings attributable to Walgreens Boots Alliance, Inc.	$4,078	$4,173	$4,220

Net earnings per common share:
Basic	$3.80	$3.85	$4.05
Diluted	$3.78	$3.82	$4.00

Dividends declared per share	$1.525	$1.455	$1.373

Weighted average common shares outstanding:
Basic	1,073.5	1,083.1	1,043.2
Diluted	1,078.5	1,091.1	1,053.9

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended August 31, 2017, 2016 and 2015
(in millions)

	2017	2016	2015
Comprehensive income:
Net earnings	$4,101	$4,191	$4,279

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	73	(241)	14
Unrealized gain (loss) on cash flow hedges	4	3	(13)
Unrecognized gain (loss) on available-for-sale investments	(2)	(257)	152
Share of other comprehensive income (loss) of equity method investments	(1)	(1)	113
Currency translation adjustments	(169)	(2,338)	(622)
Total other comprehensive (loss)	(95)	(2,834)	(356)
Total comprehensive income	4,006	1,357	3,923

Comprehensive income (loss) attributable to noncontrolling interests	(13)	(39)	53
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$4,019	$1,396	$3,870

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2017, 2016 and 2015
(in millions)

	2017	2016	2015
Cash flows from operating activities:
Net earnings	$4,101	$4,191	$4,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,654	1,718	1,742
Change in fair value of warrants and related amortization	—	516	(779)
Gain on previously held equity interest	—	—	(563)
Deferred income taxes	(434)	(442)	(32)
Stock compensation expense	91	115	109
Equity earnings from equity method investments	(143)	(81)	(339)
Other	364	148	752
Changes in operating assets and liabilities:
Accounts receivable, net	(153)	115	(338)
Inventories	98	(644)	719
Other current assets	—	66	22
Trade accounts payable	1,690	1,572	268
Accrued expenses and other liabilities	(128)	313	170
Income taxes	44	202	(335)
Other non-current assets and liabilities	67	58	(11)
Net cash provided by operating activities	7,251	7,847	5,664

Cash flows from investing activities:
Additions to property, plant and equipment	(1,351)	(1,325)	(1,251)
Proceeds from sale leaseback transactions	444	60	867
Proceeds from sale of businesses	—	74	814
Proceeds from sale of other assets	59	155	184
Alliance Boots acquisition, net of cash acquired	—	—	(4,461)
Business and intangible asset acquisitions, net of cash acquired	(88)	(126)	(371)
Investment in AmerisourceBergen	—	(2,360)	—
Other	93	5	(58)
Net cash used for investing activities	(843)	(3,517)	(4,276)

Cash flows from financing activities:
Proceeds and payments of short-term borrowings, net	33	29	(226)
Proceeds from issuance of long-term debt	—	5,991	12,285
Payments of long-term debt	(6,196)	(791)	(10,472)
Stock purchases	(5,220)	(1,152)	(1,226)
Proceeds related to employee stock plans	217	235	503
Cash dividends paid	(1,723)	(1,563)	(1,384)
Other	(45)	(143)	(395)
Net cash (used for) provided by financing activities	(12,934)	2,606	(915)

Effect of exchange rate changes on cash and cash equivalents	20	(129)	(119)
Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(6,506)	6,807	354
Cash and cash equivalents at beginning of period	9,807	3,000	2,646

Cash and cash equivalents at end of period	$3,301	$9,807	$3,000
The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1. Organization
Walgreens Boots Alliance and its subsidiaries are a global pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments (Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale). See note 17, segment reporting for further information.

On December 31, 2014, Walgreens Boots Alliance became the successor of Walgreens pursuant to a merger designed to effect a reorganization of Walgreens into a holding company structure. Pursuant to the Reorganization, Walgreens became a wholly-owned subsidiary of Walgreens Boots Alliance, a Delaware corporation formed for the purposes of the Reorganization, and each issued and outstanding share of Walgreens common stock converted on a one-to-one basis into Walgreens Boots Alliance common stock. References to the “Company” refer to Walgreens Boots Alliance and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to the predecessor registrant Walgreens and its subsidiaries, except as otherwise indicated or the context otherwise requires.

On December 31, 2014, following the completion of the Reorganization, Walgreens Boots Alliance completed the acquisition of the remaining 55% of Alliance Boots that Walgreens did not previously own in exchange for £3.133 billion in cash and approximately 144.3 million shares of Walgreens Boots Alliance common stock. Alliance Boots became a consolidated subsidiary and ceased being accounted for under the equity method immediately upon completion of the Second Step Transaction. For financial reporting and accounting purposes, Walgreens Boots Alliance was the acquirer of Alliance Boots. The Consolidated Financial Statements (and other data) reflect the results of operations and financial position of Walgreens and its subsidiaries for periods prior to December 31, 2014 and of Walgreens Boots Alliance and its subsidiaries for periods from and after the effective time of the Reorganization on December 31, 2014.

2.  Summary of major accounting policies
Basis of presentation
The Consolidated Financial Statements include all subsidiaries in which the Company holds a controlling interest. Investments in less than majority-owned subsidiaries in which the Company does not have a controlling interest, but does have significant influence, are accounted for as equity method investments. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experience and various other assumptions believed to be reasonable under the circumstances. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

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

Cash and cash equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less. Credit and debit card receivables from banks, which generally settle within two to seven business days, of $98 million and $114 million were included in cash and cash equivalents at August 31, 2017 and 2016, respectively.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of August 31, 2017 and 2016, the amount of such restricted cash was $202 million and $185 million, respectively, and is reported in other current assets on the Consolidated Balance Sheets.

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members, as well as vendors and manufacturers. Charges to allowance for doubtful accounts are based on estimates of recoverability using both historical write-offs and specifically identified receivables. The allowance for doubtful accounts for fiscal 2017, 2016 and 2015 was $158 million, $166 million and $172 million, respectively.

Inventory
The Company values inventories on a lower of cost or market basis. Inventory includes product costs, inbound freight, direct labor, warehousing costs for retail pharmacy operations, overhead costs relating to the manufacture and distribution of products and vendor allowances not classified as a reduction of advertising expense.

The Company’s Retail Pharmacy USA segment inventory is accounted for using the last-in-first-out (“LIFO”) method. At August 31, 2017 and 2016, Retail Pharmacy USA segment inventories would have been greater by $3.0 billion and $2.8 billion, respectively, if they had been valued on a lower of first-in-first-out (“FIFO”) cost or market basis. The total carrying value of the segment inventory accounted for under the LIFO method is $5.9 billion and $6.1 billion at August 31, 2017 and 2016, respectively.

The Company’s Retail Pharmacy International and Pharmaceutical Wholesale segments’ inventory is primarily accounted for using the FIFO method. The total carrying value of the inventory for Retail Pharmacy International and Pharmaceutical Wholesale segments is $3.0 billion and $2.9 billion at August 31, 2017 and 2016, respectively.

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

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.

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

	2017	2016
Land and land improvements	$3,470	$3,738
Buildings and building improvements	7,431	7,557
Fixtures and equipment	9,209	9,064
Capitalized system development costs and software	2,105	1,787
Capital lease properties	745	789
	22,960	22,935
Less: accumulated depreciation and amortization	9,318	8,600
Balance at end of year	$13,642	$14,335

Depreciation and amortization expense for property, plant and equipment was $1.3 billion in fiscal 2017, $1.3 billion in fiscal 2016 and $1.3 billion in fiscal 2015.

The Company capitalizes application stage development costs for significant internally developed software projects, such as upgrades to the store point-of-sale system. These costs are amortized over a three to eight year period. Amortization expense for capitalized system development costs and software was $245 million in fiscal 2017, $238 million in fiscal 2016 and $178 million in fiscal 2015. Unamortized costs at August 31, 2017 and 2016 were $0.9 billion and $0.9 billion, respectively.

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

Intangible assets are amortized on a straight line basis over their estimated useful lives. See note 7, goodwill and other intangible assets for additional disclosure regarding the Company’s intangible assets.

Warrants
Until their exercise in fiscal 2016, the warrants to acquire shares of AmerisourceBergen Corporation were accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. The Company reports its warrants at fair value within other non-current assets in the Consolidated Balance Sheets and changes in the fair value of warrants are recognized in other income in the Consolidated Statements of Earnings. A deferred credit from the day-one valuation attributable to the warrants granted to Walgreens was amortized over the life of the warrants. See note 9, financial instruments, for additional disclosure regarding the Company’s warrants.

Financial instruments
The Company uses derivative instruments to hedge its exposure to interest rate and currency risks arising from operating and financing activities. In accordance with its risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes.

Derivatives are recognized on the Consolidated Balance Sheets at their fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, it formally documents the hedge relationship and the risk management objective for undertaking the hedge which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value of a derivative instrument depends on whether the Company had designated it in a qualifying hedging relationship and on the type of hedging relationship. The Company applies the following accounting policies:

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

Impaired assets
The Company tests long-lived assets for impairment whenever events or circumstances indicate that a certain asset may be impaired. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value, which is primarily based on the discounted estimated future cash flows. Impairment charges included in selling, general and administrative expenses were $234 million in fiscal 2017, primarily related to the Company’s Cost Transformation Program (as defined below). Impairment charges recognized in fiscal 2016 and 2015 were $305 million and $386 million, respectively.

Liabilities for store closings
The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. The reserve for store closings, including locations closed under the Company’s restructuring actions, was $718 million as of August 31, 2017 and $466 million as of August 31, 2016. See note 4, leases for additional disclosure regarding the Company’s reserve for future costs related to closed locations.

Pension and postretirement benefits
The Company has various defined benefit pension plans that cover some of its foreign employees. The Company also has postretirement healthcare plans that cover qualifying domestic employees. Eligibility and the level of benefits for these plans vary depending participants’ status, date of hire and or length of service. Pension and postretirement expenses and valuations are dependent on assumptions used by third party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors. See note 14, retirement benefits, for additional disclosure regarding the Company’s pension and postretirement benefits.

The Company funds its pension plans in accordance with applicable regulations.

Noncontrolling interests
The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly, the Company presents noncontrolling interests as a component of equity on its Consolidated

Balance Sheets and reports the portion of its earnings or loss for noncontrolling interest as net earnings attributable to noncontrolling interests in the Consolidated Statement of Earnings.

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

Revenue recognition
Revenue is recognized when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured. The following revenue recognition policies have been established for the Company’s reportable segments.

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

Pharmaceutical Wholesale
Wholesale revenue is recognized upon shipment of goods, which is generally also the day of delivery. When the Company acts in the capacity of an agent or a logistics service provider, revenue is the fee received for the service and is recognized when the services have been performed. The Company has determined it is the agent when providing logistics services, which is based on its assessment of the following criteria: (i) whether it is the primary obligor in the arrangement, (ii) whether it has latitude in establishing the price, changing the product or performing part of the service, (iii) whether it has discretion in supplier selection, (iv) whether it is involved in the determination of service specifications and (v) whether it is exposed to credit risk.

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

Advertising costs
Advertising costs, which are reduced by the portion funded by vendors, are expensed as incurred or when services have been received. Net advertising expenses, which are included in selling, general and administrative expenses, were $571 million in fiscal 2017, $598 million in fiscal 2016 and $491 million in fiscal 2015.

Loyalty programs
The Company’s loyalty rewards programs are accrued as a charge to cost of sales at the time a point is earned. Points are funded internally and through vendor participation and are credited to cost of sales at the time a vendor-sponsored point is earned. Breakage is recorded as points expire as a result of a member’s inactivity or if the points remain unredeemed after a certain period in accordance with the terms of the loyalty rewards program. Breakage income, which is reported in cost of sales, was not significant in fiscal 2017, 2016 or 2015.

Insurance
The Company obtains insurance coverage for catastrophic exposures as well as those risks required by law to be insured. In general, the Company’s U.S. subsidiaries retain a significant portion of losses related to workers’ compensation, property, comprehensive general, pharmacist and vehicle liability, while non-U.S. subsidiaries manage their exposures through insurance coverage with third-party carriers. Management regularly reviews the probable outcome of claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage and the established accruals for liabilities. Liabilities for losses are recorded based upon the Company’s estimates for both claims incurred and claims incurred but not reported and are not discounted. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.

Stock compensation plans
In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognizes compensation expense on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. See note 13, stock compensation plans for more information on the Company’s stock-based compensation plans.

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

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. Outstanding options to purchase common shares that were anti-dilutive and excluded from earnings per share totaled 3.9 million, 2.5 million and 2.5 million in fiscal 2017, 2016 and 2015, respectively.

New accounting pronouncements

Adoption of new accounting pronouncements

Modifications of share-based payments
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interims periods within those fiscal years. The Company early adopted this guidance on a prospective basis during the third quarter of fiscal 2017. The adoption did not have any impact on the Company’s results of operations, cash flows or financial position.
Simplifying the test for goodwill impairment
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU requires the Company to perform its annual, or applicable interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge must be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 (fiscal 2021). The Company early adopted this guidance on a prospective basis during the second quarter of fiscal 2017. The adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Clarifying the definition of a business
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amended guidance also removes the existing evaluation of a market participant’s ability to replace missing elements and narrows the definition of output to achieve consistency with other topics. This ASU is effective for fiscal years beginning after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years. The Company early adopted this guidance on a prospective basis during the second quarter of fiscal 2017. The adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Interests held through related parties under common control
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. This ASU is effective for fiscal years beginning after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years. The Company early adopted this guidance on a modified retrospective basis during the second quarter of fiscal 2017. The adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Share-based payment accounting
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the employee share-based payment accounting of stock compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term must be applied prospectively. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement must be applied retrospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU is effective for fiscal years beginning after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years. The Company early adopted this guidance on a prospective basis during the first quarter of fiscal 2017. The adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.

New accounting pronouncements not yet adopted

Accounting for hedging activities
In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands an entity’s ability to hedge nonfinancial and financial risk components and reduces complexity in fair value hedges of interest rate risk. It eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interims periods within those fiscal years, with early adoption permitted. The new guidance with respect to cash flow and net investment hedge relationships existing on the date of adoption must be applied on a modified retrospective basis, and the new presentation and disclosure requirements must be applied on a prospective basis. The adoption of this ASU is not expected to have a significant impact on Company’s results of operations, cash flows or financial position.

Presentation of net periodic pension cost and net periodic postretirement benefit cost
In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement cost in the same line item in the statement of earnings as other compensation costs arising from services rendered by the related employees during the period. The other net cost components are required to be presented in the statement of earnings separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of earnings to present the other net cost components must be disclosed in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interims periods within those fiscal years, and must be applied on a retrospective basis. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption to have a material impact on the Company’s results of operations.

Restricted cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a retrospective basis. The adoption of this ASU is not expected to have a significant impact on Company’s consolidated statement of cash flows.

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

Recognition of breakage for prepaid stored-value products
In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU addresses diversity in practice related to the derecognition of a prepaid store-value product liability. The ASU amends the guidance on extinguishing financial liabilities for certain prepaid store-value products. If an entity selling prepaid store-value products expects to be entitled to an amount that will not be redeemed, the entity will recognize the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable that a significant reversal of the breakage amount will not subsequently occur. The new guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years. Early adoption is permitted, including adoption before the effective date of ASU 2015-14, Revenue from Contracts with Customers (described below). The amendments in this ASU should be applied either on a modified retrospective basis by means of a cumulative-effect adjustment recognized directly to retained earnings as of the date of adoption or retrospectively to each period presented. The Company is evaluating the effect the ASU will have on its consolidated financial statements.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This ASU increases the transparency and comparability of organizations by requiring the capitalization of substantially all leases on the balance sheet and disclosures of key information about leasing arrangements. Under this new guidance, at the lease commencement date, a lessee recognizes a right-of-use asset and lease liability, which is initially measured at the present value of the future lease payments. For income statement purposes, a dual model was retained for lessees, requiring leases to be classified as either operating or finance leases. Under the operating lease model, lease expense is recognized on a straight-line basis over the lease term. Under the finance lease model, interest on the lease liability is recognized separately from amortization of the right-of-use asset. The new guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented (fiscal 2018) using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.
The Company will adopt this ASU on September 1, 2019 (fiscal 2020). The Company has begun evaluating and planning for adoption and implementation of this ASU, including selecting a new lease accounting system, evaluating practical expedient and accounting policy elections, and assessing the overall financial statement impact. This ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is being evaluated. The impact of this ASU is non-cash in nature and will not affect the Company’s cash flows.

Classification and measurement of financial instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires equity investments (except those under the equity method of accounting or those that result in the consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This simplifies the impairment assessment of equity investments previous held at cost. Separate presentation of financial assets and liabilities by measurement category is required. This ASU is effective prospectively for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years. Early application is permitted, for fiscal years or interim periods that have not yet been issued as of the beginning of the fiscal year of adoption. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption to have a material impact on the Company’s results of operations.

Measurement of inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU simplifies current accounting treatments by requiring entities to measure most inventories at “the lower of cost and net realizable value” rather than using lower of cost or market. This guidance does not apply to inventories measured using last-in, first-out method or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years. The Company is adopting this guidance on a prospective basis at the beginning of fiscal 2018 and does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

Revenue recognition on contracts with customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a single principles-based revenue recognition model with a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued additional ASUs which further clarify this guidance and also defer the effective date by one year to fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years. The Company continues to evaluate the impact this ASU, the related amendments and the interpretive guidance will have on the Company’s Consolidated Financial Statements. The Company continues to evaluate the method of adoption. Based on preliminary assessment, the Company believes the impact of adopting the new guidance will not be material to its consolidated financial statements, and that the impact will be limited to immaterial changes to the timing of recognition of revenues related to loyalty programs and gift cards, in addition to disaggregated revenue disclosures. The Company will adopt this ASU on September 1, 2018 (fiscal 2019).

3. Exit and disposal activities
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implemented and built on the cost-reduction initiative previously announced by the Company on August 6, 2014 and included plans to close stores across the U.S.; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focused primarily on the Retail Pharmacy USA segment, but included activities from all segments. The Company completed the Cost Transformation Program in the fourth quarter of fiscal 2017, and over the duration of the program, closed a total of 255 stores. The Company recognized cumulative pre-tax charges to its financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”) of $1.8 billion, which were primarily recorded within selling, general and administrative expenses. These charges included $743 million related to asset impairment charges, $665 million in real estate costs and $393 million in severance and other business transition and exit costs.

The Company incurred pre-tax charges of $835 million related to the Cost Transformation Program during fiscal 2017. The Company incurred pre-tax charges of $424 million related to the Cost Transformation Program during fiscal 2016. The Company incurred pre-tax charges of $542 million related to the Cost Transformation Program during fiscal 2015. Restructuring charges are recognized as the costs are incurred in accordance with GAAP.

Restructuring costs by segment are as follows (in millions):

	Retail Pharmacy
Fiscal 2017	USA	International	Pharmaceutical Wholesale	Consolidated
Asset impairments	$272	$21	$2	$295
Real estate costs	372	—	—	372
Severance and other business transition and exit costs	87	46	35	168
Total restructuring costs	$731	$67	$37	$835

Fiscal 2016
Asset impairments	$215	$10	$—	$225
Real estate costs	89	1	1	91
Severance and other business transition and exit costs	70	18	20	108
Total restructuring costs	$374	$29	$21	$424

Fiscal 2015
Asset impairments	$216	$7	$—	$223
Real estate costs	219	—	—	219
Severance and other business transition and exit costs	105	12	—	117
Total restructuring costs	$540	$19	$—	$559

The changes in accrued expenses and other liabilities related to the Cost Transformation Program include the following (in millions):

	Asset impairments	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2016	$—	$248	$27	$275
Restructuring costs	295	372	168	835
Payments	—	(99)	(119)	(218)
Other - non cash	(295)	—	—	(295)
Currency translation adjustments	—	—	3	3
Balance at August 31, 2017	$—	$521	$79	$600

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

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. The Company has entered into several sale-leaseback transactions. In fiscal 2017, 2016 and 2015, the Company recorded proceeds from sale-leaseback transactions of $444 million, $60 million and $867 million, respectively. In other transactions, the Company negotiated fixed rate renewal options which constitute a form of continuing involvement, resulting in the assets remaining on the balance sheet and a corresponding finance lease obligation.

Annual minimum rental commitments under all leases having an initial or remaining non-cancelable term of more than one year are shown below (in millions):

	Finance lease obligation	Capital lease	Operating lease[1]
2018	$18	$62	$3,210
2019	18	60	3,045
2020	18	59	2,844
2021	18	58	2,605
2022	18	56	2,371
Later	235	915	18,736
Total minimum lease payments	$325	$1,210	$32,811

1 Includes $1,370 million of annual minimum rental commitments on closed locations for which a reserve for facility closings has been recognized

The capital and finance lease amounts include $859 million of imputed interest and executory costs. Total minimum lease payments have not been reduced by minimum sublease rentals of $270 million on leases due in the future under noncancelable subleases.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. In fiscal 2017, 2016 and 2015, the Company recorded charges of $394 million, $127 million and $252 million, respectively, for facilities that were closed or relocated under long-term leases, including stores closed through the Company’s Cost Transformation Program. These charges are reported in selling, general and administrative expenses in the Consolidated Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	2017	2016
Balance at beginning of period	$466	$446
Provision for present value of non-cancellable lease payments on closed facilities	344	134
Assumptions about future sublease income, terminations and changes in interest rates	13	(34)
Interest accretion	37	27
Cash payments, net of sublease income	(142)	(107)
Balance at end of period	$718	$466

The Company remains secondarily liable on 70 leases. For leases on which the Company remains secondarily liable, the maximum potential undiscounted future payments are $327 million at August 31, 2017. These lease option dates vary, with some lease terms extending up to 2039.

Rental expense, which includes common area maintenance, insurance and taxes, where appropriate, was as follows (in millions):

	2017	2016	2015
Minimum rentals	$3,259	$3,355	$3,176
Contingent rentals	59	60	38
Less: sublease rental income	(55)	(49)	(46)
	$3,263	$3,366	$3,168

5. Equity method investments
Equity method investments as of August 31, 2017 and 2016 were as follows (in millions, except percentages):

	2017		2016
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,024	26%	$4,964	24%
Others	1,296	8%-50%	1,210	12% - 50%
Total	$6,320		$6,174

AmerisourceBergen investment
As of August 31, 2017 and 2016, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 26% and 24% of the outstanding AmerisourceBergen common stock, respectively. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen is reported as a separate line in the Consolidated Statements of Earnings. The level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at August 31, 2017 is $4.6 billion.

The Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; and the equity method investment retained through the sale of a majority interest in Option Care Inc. in fiscal 2015. The Company reported $8 million, $44 million and $24 million of post-tax equity earnings from equity method investments other than AmerisourceBergen and Alliance Boots for fiscal 2017, 2016, and 2015 respectively.

The Company accounted for its 45% investment in Alliance Boots using the equity method of accounting until December 31, 2014. The Company utilized a three-month reporting lag in recording equity income in Alliance Boots, which was eliminated as of December 31, 2014. The Company’s share of Alliance Boots earnings was recorded as equity earnings in Alliance Boots in the Consolidated Statements of Earnings. The Company’s investment was recorded as equity investment in Alliance Boots in the Consolidated Balance Sheets.

Summarized financial information
Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Balance sheet (in millions)

	Year ended August 31,
	2017[1]	2016[1]
Current assets	$29,707	$27,066
Non-current assets	12,999	12,496
Current liabilities	30,559	28,569
Non-current liabilities	7,362	6,891
Shareholders’ equity[2]	4,785	4,102

Statements of earnings (in millions)

	Year ended August 31,
	2017[3]	2016[3]	2015[3]
Sales	$164,844	$55,153	$20,905
Gross profit	5,958	2,672	3,794
Net earnings	1,040	534	791
Share of earnings from equity method investments[3]	143	81	339

The summarized financial information for equity method investments has been included on an aggregated basis for all investments as reported at the end of each fiscal year end.

[1]	Net assets in foreign equity method investments are translated at their respective August 31, 2017 and 2016 spot rates.

[2]	Shareholders’ equity at August 31, 2017 and 2016 includes $204 million and $176 million, respectively, related to noncontrolling interests.

[3]	Statements of earnings in foreign equity method investments are translated at their respective average exchange rates.

6. Acquisitions
Acquisition of certain Rite Aid assets
On June 28, 2017, the Company entered into an Asset Purchase Agreement with Rite Aid, pursuant to which the Company agreed, subject to the terms and conditions thereof, to acquire 2,186 stores, three distribution centers and related inventory from Rite Aid.

On September 19, 2017, the Company announced that it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. As of the date of this report, the first few Rite Aid stores have been acquired. As at August 31, 2017, the Company has not completed a preliminary analysis to assign fair values to tangible and intangible assets acquired. Ownership of stores is expected to be transferred in phases in fiscal 2018. These transfers remain subject to closing conditions set forth in the Amended and Restated Asset Purchase Agreement.

The Company will account for this transaction as a business combination.

AllianceRx Walgreens Prime
On March 31, 2017, Walgreens Boots Alliance and pharmacy benefit manager Prime closed a transaction to form a combined central specialty pharmacy and mail services company AllianceRx Walgreens Prime, as part of a strategic alliance. AllianceRx Walgreens Prime is consolidated by Walgreens Boots Alliance and reported within the Retail Pharmacy USA division in its financial statements. The Company accounted for this acquisition of Prime’s specialty pharmacy and mail services business as a business combination involving non-cash purchase consideration of $720 million consisting of the issuance of an equity interest in AllianceRx Walgreens Prime.

As of August 31, 2017, the Company had not completed the analysis to determine the fair value of the consideration acquired or to assign fair values to all tangible and intangible assets acquired, and therefore the purchase price allocation has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in material changes. These changes will primarily relate to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified. The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions).

Total consideration	$720

Identifiable assets acquired and liabilities assumed
Accounts receivable	$217
Inventories	149
Property, plant and equipment	11
Intangible assets	331
Trade accounts payable, accrued expenses and other liabilities	(91)
Total identifiable net assets	617
Goodwill	$103

The preliminary identified intangible assets primarily include payer contracts. These contracts are estimated to have a weighted average useful life of 15 years. The preliminary goodwill of $103 million arising from the transaction consists of expected purchasing synergies, operating efficiencies by benchmarking performance and applying best practices across the combined company, consolidation of operations, reductions in selling, general and administrative expenses and combining workforces. Substantially all of the goodwill recognized is not expected to be deductible for income tax purposes.

In accordance with ASC Topic 810, Consolidation, the noncontrolling interest was recognized based on its proportionate interest in the identifiable net assets of AllianceRx Walgreens Prime. The difference between the carrying amount of the noncontrolling interest and the fair value recognized as consideration in the business combination is recognized as additional paid in capital.

The Company incurred legal, professional services, and other costs related to the transaction, which were included in selling, general and administrative expenses, of $14 million in fiscal 2017.

Pro forma net earnings and sales of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. The acquisition did not have a material impact on net earnings or sales of the Company for fiscal 2017.

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

The impact of the equity transaction is as follows (in millions):

Amount
Consideration attributed to WBAD	$2,559
Less: carrying value of the Company’s pre-existing noncontrolling interest	130
Impact to additional paid in capital	2,429

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

	Year ended	Year ended
(in millions, except per share amounts)	August 31, 2015	August 31, 2014
Sales	$116,491	$113,896
Net earnings	4,278	3,884

Net earnings per common share:
Basic	$4.10	$3.54
Diluted	4.06	3.50

Actual results from Alliance Boots operations included in the Consolidated Statements of Earnings since December 31, 2014, the date of the Second Step Transaction, are as follows (in millions, except per share amounts):

Year ended
(in millions, except per share amounts)	August 31, 2015
Sales	$22,470
Net earnings	853

Net earnings per common share:
Basic	$0.82
Diluted	0.81

7. Goodwill and other intangible assets
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of the Company’s impairment analysis, we determined fair value for each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. Based on the results of our testing, the fair values of each of the reporting units and other indefinite-lived intangible assets exceeded their carrying values, therefore, no impairment was recognized.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures. The allocation requires analyses to determine the fair value of assets and liabilities including, among other things, trade names and trademarks, pharmacy licenses, customer relationships and purchased prescription files. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.

Our reporting units’ fair values exceeded their carrying amounts ranging from 9% to more than 400%. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. Due to the negative impact of reductions in pharmacy funding in the United Kingdom, the fair value of our Boots reporting unit, within our Retail Pharmacy International division, was impacted and is in excess of its carrying value by approximately 9%. The goodwill of the Boots reporting unit is not currently impaired and we will continue to monitor the U.K. industry trends and the impact it may have on the business.

Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2015	$8,940	$3,898	$3,534	$16,372
Acquisitions	—	23	—	23
Sale of business	(4)	—	—	(4)
Other[1]	100	(113)	13	—
Currency translation adjustments	—	(439)	(425)	(864)
August 31, 2016	$9,036	$3,369	$3,122	$15,527
Acquisitions	103	—	1	104
Currency translation adjustments	—	23	(22)	1
August 31, 2017	$9,139	$3,392	$3,101	$15,632

[1]	Other primarily represents the reallocation of goodwill between reporting units and purchase accounting adjustments for prior year acquisitions.

In fiscal 2017, Walgreens Boots Alliance and Prime closed a transaction to form a combined central specialty pharmacy and mail services company AllianceRx Walgreens Prime, as part of a strategic alliance resulting in an increase of $103 million to goodwill and $331 million to intangible assets. See note 6, acquisitions, for additional information.

The carrying amount and accumulated amortization of intangible assets consists of the following (in millions):

	August 31, 2017	August 31, 2016
Gross amortizable intangible assets
Customer relationships and loyalty card holders	$1,851	$1,867
Purchased prescription files	659	932
Favorable lease interests and non-compete agreements	523	619
Trade names and trademarks	504	532
Purchasing and payer contracts	391	94
Total gross amortizable intangible assets	3,928	4,044

Accumulated amortization
Customer relationships and loyalty card holders	$409	$275
Purchased prescription files	371	600
Favorable lease interests and non-compete agreements	355	388
Trade names and trademarks	155	105
Purchasing and payer contracts	51	71
Total accumulated amortization	1,341	1,439
Total amortizable intangible assets, net	$2,587	$2,605

Indefinite-lived intangible assets
Trade names and trademarks	$5,514	$5,604
Pharmacy licenses	2,055	2,093
Total indefinite lived intangible assets	$7,569	$7,697

Total intangible assets, net	$10,156	$10,302

Amortization expense for intangible assets was $385 million, $396 million and $480 million in fiscal 2017, 2016 and 2015, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at August 31, 2017 is as follows (in millions):

	2018	2019	2020	2021	2022
Estimated annual amortization expense	$364	$340	$280	$229	$210

8. Borrowings
Borrowings consist of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted)

	August 31, 2017	August 31, 2016
Short-term borrowings [1]
Unsecured pound sterling variable rate term loan due 2019	$—	$63
Other [2]	251	260
Total short-term borrowings	$251	$323

Long-term debt [1]
Unsecured pound sterling variable rate term loan due 2019	$—	$1,833
$6 billion note issuance [3,4]
1.750% unsecured notes due 2018	—	1,246
2.600% unsecured notes due 2021	—	1,493
3.100% unsecured notes due 2023	—	744
3.450% unsecured notes due 2026	1,887	1,885
4.650% unsecured notes due 2046	590	590
$8 billion note issuance [3,4]
1.750% unsecured notes due 2017	—	746
2.700% unsecured notes due 2019	1,246	1,244
3.300% unsecured notes due 2021	1,244	1,242
3.800% unsecured notes due 2024	1,988	1,987
4.500% unsecured notes due 2034	495	494
4.800% unsecured notes due 2044	1,492	1,492
£700 million note issuance [3,4]
2.875% unsecured pound sterling notes due 2020	513	521
3.600% unsecured pound sterling notes due 2025	384	391
€750 million note issuance [3,4]
2.125% unsecured Euro notes due 2026	884	830
$4 billion note issuance [4,7]
3.100% unsecured notes due 2022	1,195	1,194
4.400% unsecured notes due 2042	492	492
$1 billion note issuance [4,7]
5.250% unsecured notes due 2019 [5]	250	249
Other [6]	24	32
Total long-term debt, less current portion	$12,684	$18,705

[1]
Carry values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated borrowings have been translated using the spot rates at August 31, 2017 and 2016, respectively.

[2]	Other short-term borrowings represent a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various currencies.

[3]
Notes are unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding.

[4]
The fair value of the $6 billion, $8 billion, £0.7 billion, €0.75 billion, $4 billion and $1 billion note issuances as of August 31, 2017 was $2.5 billion, $6.8 billion, $1.0 billion, $0.9 billion, $1.7 billion and $0.3 billion, respectively. The fair values of the notes outstanding are level 1 fair value measures and determined based on quoted market price and translated at the August 31, 2017 spot rate, as applicable.

[5]	Includes interest rate swap fair market value adjustments. See note 10, fair value measurements for additional fair value disclosures.

[6]	Other long-term debt represents a mix of fixed and variable rate borrowings in various currencies with various maturities.

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

At August 31, 2017, the future maturities of short-term borrowing and long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations (see note 4, leases, for the future lease obligation maturities), consisted of the following ($ in millions):

Year ended August 31,	Amount
2018	$254
2019	283
2020	1,250
2021	515
2022	1,250
Later	9,475
Total estimated future maturities	$13,027

Bridge Credit Agreement, 2015 Term Loan Credit Agreement and 2016 Term Loan Credit Agreement
In connection with the Merger Agreement, on December 18, 2015, the Company entered into a 364-day unsecured bridge term loan facility with initial aggregate commitments of $7.8 billion (as amended, the “Bridge Credit Agreement”) and a $5.0 billion unsecured term loan facility (as amended, the “2015 Term Loan Credit Agreement”) and on August 30, 2016, the Company entered into a $1.0 billion senior unsecured term loan facility (the “2016 Term Loan Credit Agreement”). On January 27, 2017, each of the Bridge Credit Agreement, the 2015 Term Loan Credit Agreement, and the 2016 Term Loan Credit Agreement terminated in accordance with its terms.

$6.0 billion note issuance
On June 1, 2016, Walgreens Boots Alliance received net proceeds (after deducting underwriting discounts and offering expenses) of $6.0 billion from a public offering of five series of U.S. dollar notes with varying maturities and interest rates. Total issuance costs relating to the notes, including underwriting discounts and offering expenses, were $30 million. Because the merger with Rite Aid was not consummated on or prior to June 1, 2017, the 2018 notes, the 2021 notes and the 2023 notes were redeemed on June 5, 2017 under the special mandatory redemption terms of the indenture governing such notes. Walgreens Boots Alliance was required to redeem all of the 2018 notes, the 2021 notes and the 2023 notes then outstanding, at a special mandatory redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest of approximately $1 million to, but excluding, the date of redemption. The 2026 notes and 2046 notes remain outstanding in accordance with their respective terms and are subject to redemption in certain circumstances.

Backstop Commitment Letter, Backstop Credit Agreement and 2017 Term Loan Credit Agreements
In connection with Amendment No. 1 to the Merger Agreement, on January 31, 2017, the Company entered into (i) a $5.0 billion backstop facility commitment letter (the “Backstop Commitment Letter”) and (ii) a $5.0 billion unsecured bridge term loan facility (the “Backstop Credit Agreement”). Upon entry into the Backstop Credit Agreement, the Backstop Commitment Letter and the commitments contemplated thereby terminated. On February 22, 2017, the Company entered into (a) a $4.8 billion unsecured term loan facility with the lenders party thereto (the “Syndicated Credit Agreement”) and (b) a $1.0 billion unsecured term loan facility with Sumitomo Mitsui Banking Corporation (the “Sumitomo Credit Agreement” and, together with the Syndicated Credit Agreement, the “February 2017 Term Loan Credit Agreements”). Upon entry into the February 2017 Term Loan Credit Agreements, the commitments available under the Backstop Credit Agreement were reduced to zero and such agreement terminated in accordance with its terms. Each of the February 2017 Term Loan Credit Agreements and the commitments contemplated thereby terminated on June 28, 2017 upon the termination of the Merger Agreement.

February 2017 Revolving Credit Agreement
On February 1, 2017, the Company entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, the Company entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and

(b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of August 31, 2017, there were no borrowings under the February 2017 Revolving Credit Agreement.

August 2017 Credit Agreements
On August 24, 2017, the Company entered into a $1.0 billion revolving credit agreement (the “August 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and a $1.0 billion term loan credit agreement (the “2017 Term Loan Credit Agreement” and together with the August 2017 Revolving Credit Agreement, the “August 2017 Credit Agreements”) with Sumitomo Mitsui Banking Corporation.

The August 2017 Revolving Credit Agreement is an unsecured revolving credit facility with a facility termination date of the earlier of (a) January 31, 2019, subject to any extension thereof pursuant to the terms of the August 2017 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. The 2017 Term Loan Credit Agreement is an unsecured “multi-draw” term loan facility maturing on March 30, 2019. The aggregate commitments of Sumitomo Mitsui Banking Corporation under the 2017 Term Loan Credit Agreement are initially equal to $1.0 billion, which shall be reduced on June 1, 2018 to the lesser of $500 million and the aggregate remaining undrawn commitments thereunder. Any remaining undrawn commitments thereunder and the ability of the Company to request loans under such commitments shall terminate on September 1, 2018. As of August 31, 2017, there were no borrowings under either of the August 2017 Credit Agreements.

Repayment of notes
On May 18, 2016, the Company repaid $750 million floating rate notes due 2016 on their maturity date and on August 28, 2017, the Company redeemed, at its option, $750 million 1.750% notes due 2017. The floating rate notes due 2016 and the 1.750% notes due 2017 were issued in a public offering on November 18, 2014.

Repayment of term loan
On August 30, 2017, Walgreens Boots Alliance used available cash to repay in full all outstanding loans and obligations under a term loan credit agreement entered into by Walgreens Boots Alliance and Walgreens on November 10, 2014, which, as of the date of repayment, consisted of the remaining unamortized amount of £1.41 billion ($1.83 billion at the August 31, 2017 spot rate of $1.295 to £1) aggregate principal amount of outstanding loans together with accrued interest thereon through, but excluding, the payment date, and such other amounts required to be paid by Walgreens Boots Alliance thereunder and the 2014 Term Loan Agreement terminated in accordance with its terms.

Debt covenants
Each of the Company’s credit facilities contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants. In the case of the 2017 Term Loan Credit Agreement, such covenants are only effective after the date of initial funding.

Other borrowings
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. There were no commercial paper borrowings outstanding as of August 31, 2017 or 2016. The Company did not issue any commercial paper under its commercial paper program in fiscal 2017. The Company had average daily short-term borrowings of $14 million of commercial paper outstanding at a weighted average interest rate of 0.66% in fiscal 2016.

Interest
Interest paid, which is net of capitalized interest, was $643 million in fiscal 2017, $580 million in fiscal 2016 and $472 million in fiscal 2015. Interest capitalized during fiscal 2017, 2016 and 2015 was immaterial.

9. Financial instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of August 31, 2017 and 2016 were as follows (in millions):

2017	Notional[1]	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$250	$—	Other non-current assets
Foreign currency forwards	24	—	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	221	—	Other current assets
Foreign currency forwards	2,816	19	Other current liabilities

[1]	Amounts are presented in U.S. dollar equivalents, as applicable.

2016	Notional[1]	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$250	$3	Other non-current assets
Derivatives not designated as hedges:
Foreign currency forwards	1,177	16	Other current assets
Foreign currency forwards	41	—	Other current liabilities
Basis swap	2	1	Other current liabilities

[1]	Amounts are presented in U.S. dollar equivalents, as applicable.

The Company uses interest rate swaps to manage the interest rate exposure associated with some of its fixed-rate borrowings and designates them as fair value hedges. The Company uses forward starting interest rates swaps to hedge its interest rate exposure of some of its anticipated debt issuance.

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

Fair value hedges
The Company holds interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread. All swap termination dates coincide with the notes maturity date, January 15, 2019. These swaps were designated as fair value hedges.

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk did not have a material impact on the Company’s Financial Statements. The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in long-term debt on the Consolidated Balance Sheets (see note 8, borrowings). No material gain or losses were recorded for ineffectiveness during fiscal 2017, 2016, or 2015.

Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of interest rate and foreign currency risks. The gains and (losses) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

	Location in Consolidated Statements of Earnings	2017	2016	2015
Interest rate swaps	Interest expense, net	$—	$—	$1
Foreign currency forwards	Selling, general and administrative expense	11	19	78
Second Step Transaction foreign currency forwards	Other income (expense)	—	—	(166)
Foreign currency forwards	Other income (expense)	(48)	(12)	72

Warrants
On March 18, 2016, the Company exercised warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. On August 25, 2016, the Company exercised additional warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share for an aggregate exercise price payment of $1.19 billion. See note 5, equity method investments for further information.

The Company reported its warrants at fair value. The gains and losses due to changes in fair value of the warrants recognized in earnings were as follows (in millions):

	Location in Consolidated Statements of Earnings	2017	2016	2015
Warrants	Other income (expense)	$—	$(546)	$759

The Company held no warrants to purchase AmerisourceBergen common stock on August 31, 2017 and 2016.

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

10. Fair value measurements
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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 -	Observable inputs other than quoted prices in active markets.

Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$2,096	$2,096	$—	$—
Available-for-sale investments[2]	1	1	—	—
Liabilities:
Foreign currency forwards[3]	19	—	19	—

	August 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$9,133	$9,133	$—	$—
Available-for-sale investments[2]	32	32	—	—
Foreign currency forwards[3]	16	—	16	—
Interest rate swaps[4]	3	—	3	—
Liabilities:
Basis swaps[3]	1	—	1	—

[1]	Money market funds are valued at the closing price reported by the fund sponsor.

[2]	Fair values of quoted investments are based on current bid prices as of the balance sheet dates.

[3]
The fair value of basis swaps and forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.

[4]
The fair value of interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See note 9, financial instruments for additional information.

There were no transfers between levels in fiscal 2017 or 2016.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Financial Statements. Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as Level 1. See note 8, borrowings for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

11. Commitments and contingencies
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

As of August 31, 2017, the Company was aware of two putative class action lawsuits filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the original Merger Agreement (prior to its amendment on January 29, 2017) (such transactions, the “Rite Aid Transactions”). One Rite Aid action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Pennsylvania action primarily alleged that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger, and also alleged that Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. The federal action alleged, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote relating to the Rite Aid Transactions. That motion was denied and plaintiffs agreed to stay the litigation until after the Rite Aid Transactions closed. On March 17, 2017, plaintiffs moved to lift the stay to allow plaintiffs to file an amended complaint. On August 4, 2017, that motion was granted for the limited purpose of allowing plaintiffs to file a motion seeking leave to amend their complaint in light of the termination of the Merger Agreement. Plaintiffs filed such a motion on September 22, 2017. The Company filed its response on October 6, 2017. Plaintiffs filed their reply, and the motion is fully briefed. The court has not set a hearing date or indicated when it will issue a ruling. The Company was also named as a defendant in eight putative class action lawsuits filed in the Court of Chancery of the State of Delaware (the “Delaware actions”). Those actions were consolidated, and plaintiffs filed a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote relating to the Rite Aid Transactions. That motion was denied and the plaintiffs in the Delaware actions agreed to settle this matter for an immaterial amount. The Delaware actions all have been dismissed.

12. Income taxes
The components of Earnings Before Income Tax Provision were (in millions):

	2017	2016	2015
U.S.	$1,953	$2,577	$2,725
Non–U.S.	2,900	2,567	2,586
Total	$4,853	$5,144	$5,311

The provision for income taxes consists of the following (in millions):

	2017	2016	2015
Current provision
Federal	$759	$999	$846
State	45	56	121
Non–U.S.	390	371	128
	1,194	1,426	1,095
Deferred provision
Federal	(306)	(183)	(23)
State	(24)	6	(16)
Non–U.S. – tax law change	(80)	(182)	—
Non–U.S. – excluding tax law change	(24)	(70)	—
	(434)	(429)	(39)
Income tax provision	$760	$997	$1,056

The difference between the statutory federal income tax rate and the effective tax rate is as follows:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3	0.8	1.3
Deferred tax asset recognition[1]	—	—	(4.1)
Gain on previously held equity interest	—	—	(5.8)
Foreign income taxed at non-U.S. rates	(11.8)	(7.8)	(6.2)
Non-taxable income	(5.3)	(4.4)	(2.6)
Non-deductible expenses	1.5	1.1	2.3
Tax law changes	(1.6)	(3.5)	—
Tax credits	(2.9)	(1.5)	—
Other	0.5	(0.3)	—
Effective income tax rate	15.7%	19.4%	19.9%

[1]
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

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	2017	2016
Deferred tax assets
Postretirement benefits	$134	$190
Compensation and benefits	207	205
Insurance	109	75
Accrued rent	174	169
Outside basis difference	55	134
Allowance for doubtful accounts	55	65
Tax attributes	555	373
Stock compensation	73	97
Deferred income	220	150
Other	88	195
	1,670	1,653
Less: valuation allowance	408	305
Total deferred tax assets	1,262	1,348
Deferred tax liabilities
Accelerated depreciation	841	1,205
Inventory	416	388
Intangible assets	1,277	1,418
Equity method investment	1,002	978
Deferred income	—	—
	3,536	3,989
Net deferred tax liabilities	$2,274	$2,641

At August 31, 2017, the Company has recorded deferred tax assets of $555 million, primarily reflecting the benefit of $423 million in U.S. federal, $212 million in state and $1.2 billion in non-U.S. ordinary and capital losses. In addition, these deferred tax assets include $91 million of income tax credits.  Of these deferred tax assets, $253 million will expire at various dates from 2018 through 2037. The residual deferred tax assets of $302 million have no expiry date.

The Company believes it is more likely than not that the benefit from certain deferred tax assets will not be realized. In recognition of this risk, the Company has recorded a valuation allowance of $408 million against those deferred tax assets as of August 31, 2017.

Income taxes paid were $1.1 billion, $1.1 billion and $1.3 billion for fiscal years 2017, 2016 and 2015, respectively.

ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statement of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction. As of August 31, 2017, unrecognized tax benefits of $250 million were reported as long-term liabilities on the Consolidated Balance Sheets while $202 million were reported as current tax liabilities. Both of these amounts include interest and penalties, when applicable.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2017	2016	2015
Balance at beginning of year	$269	$261	$193
Gross increases related to business combination	—	—	84
Gross increases related to tax positions in a prior period	151	21	45
Gross decreases related to tax positions in a prior period	(36)	(47)	(75)
Gross increases related to tax positions in the current period	33	68	63
Settlements with taxing authorities	(2)	(17)	(45)
Currency	(1)	(11)	—
Lapse of statute of limitations	(5)	(6)	(4)
Balance at end of year	$409	$269	$261

At August 31, 2017, 2016 and 2015, $286 million, $237 million and $227 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized. During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $140 million due to anticipated tax audit settlements and the expirations of statutes of limitations associated with tax positions related to multiple tax jurisdictions.

The Company recognizes interest and penalties in the income tax provision in its Consolidated Statements of Earnings. At August 31, 2017, and August 31, 2016, the Company had accrued interest and penalties of $43 million and $34 million, respectively. For the year ended August 31, 2017, the amount reported in income tax expense related to interest and penalties was $9 million.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various states and multiple foreign jurisdictions. It is generally no longer under audit examination for U.S. federal income tax purposes for any years prior to fiscal 2015. With few exceptions, it is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2007. In foreign tax jurisdictions, the Company is generally no longer subject to examination by the tax authorities in Luxembourg prior to 2011, in Germany prior to 2011, in France prior to 2011 and in Turkey prior to 2011. With respect to the United Kingdom, a number of specific issues remain open to examination by the tax authorities back to 2000.

The Company has received tax holidays from Swiss cantonal income taxes relative to certain of its Swiss operations. The income tax holidays are expected to extend through September 2022. The holidays had a beneficial impact of $142 million and $116 million during fiscal 2017 and 2016, respectively. This benefit is primarily included as part of the foreign income taxed at non-U.S. rates line in the effective tax rate reconciliation table above.

At August 31, 2017, it is not practicable for the Company to determine the amount of the unrecognized deferred tax liability it has with respect to temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

13. Stock compensation plans
The Walgreens Boots Alliance, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) which became effective in fiscal 2013, provides for incentive compensation to the Company’s non-employee directors, officers and employees, and consolidates several previously existing equity compensation plans into a single plan.

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

Total stock-based compensation expense for fiscal 2017, 2016 and 2015 was $91 million, $115 million and $109 million, respectively. The recognized tax benefit was $78 million, $21 million and $7 million for fiscal 2017, 2016 and 2015, respectively. Unrecognized compensation cost related to non-vested awards at August 31, 2017 was $137 million. This cost is expected to be recognized over three years.

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

On September 1, 2016, for U.K. and U.S. benefit plans using the yield curve approach, the Company changed the method used to calculate the service cost and interest cost components of net periodic benefit costs for pension and postretirement benefit plans and measures these costs by applying the specific spot rates along the yield curve to the plans’ projected cash flows. The Company believes this approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and the corresponding spot yield curve rates. The change did not affect the measurement of the Company’s pension and other postretirement benefit obligations for those plans and was accounted for as a change in accounting estimate, which was applied prospectively.

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

Defined benefit pension plan assets were invested in the following classes of securities as of August 31:

Percentage of fair market value	2017	2016
Equity securities	10.6%	8.9%
Debt securities	83.3%	78.8%
Real estate	5.3%	4.3%
Other	0.8%	8.0%

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

The following table presents defined benefit pension plan assets using the fair value hierarchy as of August 31, 2017 (in millions).

	August 31, 2017	Level 1	Level 2	Level 3
Equity securities:
Equity securities[1]	$956	$—	$956	$—

Debt securities:
Fixed interest government bonds[2]	217	—	217	—
Index linked government bonds[2]	3,354	—	3,354	—
Corporate bonds[3]	3,251	—	3,251	—

Real estate:
Real estate[4]	461	—	—	461

Other:
Other investments[5]	741	58	583	100

Total	$8,980	$58	$8,361	$561

	August 31, 2016	Level 1	Level 2	Level 3
Equity securities:
Equity securities[1]	$834	$—	$834	$—

Debt securities:
Fixed interest government bonds[2]	265	—	265	—
Index linked government bonds[2]	3,502	—	3,502	—
Corporate bonds[3]	3,663	—	3,663	—

Real estate:
Real estate[4]	411	—	—	411

Other:
Other investments[5]	753	38	713	2

Total	$9,428	$38	$8,977	$413

[1]
Equity securities, which mainly comprise investments in commingled funds, are valued based on quoted prices and are primarily exchange-traded. Securities for which official close or last trade pricing on an active exchange is available are classified as Level 1 investments. If closing prices are not available, securities are valued at the last quoted bid price and typically are categorized as Level 2 investments.

[2]
Debt securities: government bonds comprise fixed interest and index linked bonds issued by central governments, and are valued based on quotes received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as dealer-supplied prices. Government bonds are categorized as Level 2 investments.

[3]
Debt securities: corporate bonds comprise bonds issued by corporations and are valued using recently executed transactions, or quoted market prices for similar assets and liabilities in active markets, or for identical assets and liabilities in markets that are not active. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices. Corporate bonds are categorized as Level 2 investments.

[4]
Real estate comprises investments in certain property funds which are valued based on the value of the underlying properties. These properties are valued using a number of standard industry techniques such as cost, discounted cash flows, independent appraisals and market based comparable data. Real estate investments are categorized as Level 3 investments. Change in Level 3 investments driven primarily by currency fluctuations.

[5]
Other investments mainly comprise cash and cash equivalents, derivatives and direct private placements. Cash is categorized as a Level 1 investment. Cash equivalents are valued using observable yield curves, discounting and interest rates and are categorized as Level 2 investments. Derivatives which are exchange-traded and for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market, or exchange on which they are traded, and are categorized as Level 1 investments. Over-the-counter derivatives typically are valued by independent pricing services and are categorized as Level 2 investments. Direct private placements are typically bonds valued by reference to comparable bonds and are categorized as Level 3 investments.

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Boots and other pension plans
	2017	2016
Service costs	$5	$4
Interest costs	174	308
Expected returns on plan assets/other	(146)	(249)
Total net periodic pension costs	$33	$63

Change in benefit obligations for the defined benefit pension plans (in millions):

	2017	2016
Benefit obligation at beginning of year	$9,463	$8,635
Service costs	5	4
Interest costs	174	308
Amendments/other	(11)	(2)
Net actuarial (gain) loss	(295)	2,272
Benefits paid	(298)	(277)
Currency translation adjustments	(158)	(1,477)
Benefit obligation at end of year	$8,880	$9,463

Change in plan assets for the defined benefit pension plans (in millions):

	2017	2016
Plan assets at fair value at beginning of year	$9,428	$8,936
Employer contributions	70	75
Benefits paid	(298)	(277)
Return on assets/other	(52)	2,216
Currency translation adjustments	(168)	(1,522)
Plan assets at fair value at end of year	$8,980	$9,428

Amounts recognized in the Consolidated Balance Sheets (in millions):

	2017	2016
Other non-current assets	$278	$155
Accrued expenses and other liabilities	(7)	(6)
Other non-current liabilities	(171)	(184)
Net asset (liability) recognized at end of year	$100	$(35)

Pre-tax amounts recognized in accumulated other comprehensive (income) loss (in millions):

	2017	2016
Net actuarial loss	$171	$258

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans, including accumulated benefit obligations in excess of plan assets, at August 31, 2017 were as follows (in millions):

	2017	2016
Projected benefit obligation	$8,880	$9,463
Accumulated benefit obligation	8,861	9,457
Fair value of plan assets	8,980	9,428

Estimated future benefit payments from defined benefit pension plans to participants are as follows (in millions):

Estimated future benefit payments
2018	$303
2019	238
2020	249
2021	263
2022	277
2023-2027	1,629

The assumptions used in accounting for the defined benefit pension plans were as follows:

	2017	2016
Weighted-average assumptions used to determine benefit obligations
Discount rate	2.41%	2.17%
Rate of compensation increase	2.83%	2.44%

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	2.16%	3.87%
Expected long-term return on plan assets	1.69%	3.05%
Rate of compensation increase	2.44%	2.55%

Based on current actuarial estimates, the Company plans to make contributions of $54 million to its defined benefit pension plans in fiscal 2018 and expects to make contributions beyond 2018, which will vary based upon many factors, including the performance of the defined benefit pension plan assets.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is approved annually by the Walgreen Co. Board of Directors and reviewed by the Compensation Committee and Finance Committee of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $221 million, $226 million and $158 million in fiscal 2017, 2016 and 2015, respectively. The Company’s contributions were $220 million, $225 million and $249 million in fiscal 2017, 2016 and 2015, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost related to these arrangements recognized in the Consolidated Statement of Earnings was $112 million in fiscal 2017, $130 million in fiscal 2016 and $93 million from the date of the Second Step Transaction through August 31, 2015.

Postretirement healthcare plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. An amendment to this plan in the third quarter of fiscal 2017 resulted in $109 million curtailment gain. The Company’s postretirement health benefit plan obligation was $361 million and $466 million in fiscal 2017 and 2016 respectively and is not funded. The expected benefit to be paid net of the estimated federal subsidy during fiscal year 2018 is $10 million.

15. Capital stock
In connection with the Company’s capital policy, the Board of Directors has authorized share repurchase programs. In April 2017, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. In May 2017, the Company completed this $1.0 billion stock repurchase program. In June 2017, Walgreens Boots Alliance authorized a new stock repurchase program, which authorizes the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018. The Company purchased 59.0 million and 1.3 million shares under stock repurchase programs in fiscal 2017 and 2016 at a cost of $4.8 billion and $110 million, respectively.

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

In addition, the Company continued to repurchase shares to support the needs of the employee stock plans. Shares totaling $457 million were purchased to support the needs of the employee stock plans during fiscal 2017 as compared to $1.0 billion and $500 million in fiscal 2016 and fiscal 2015, respectively. At August 31, 2017, 39 million shares of common stock were reserved for future issuances under the Company’s various employee benefit plans.

16. Accumulated other comprehensive income (loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for fiscal 2017, 2016 and 2015 (in millions):

	Pension/post -retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2014	$15	$107	$(27)	$(113)	$154	$136
Other comprehensive income (loss) before reclassification adjustments	23	247	(14)	(57)	(779)	(580)
Amounts reclassified from accumulated OCI	—	—	(5)	230	80	305
Tax benefit (provision)	(9)	(95)	6	(60)	83	(75)
Net other comprehensive income (loss)	14	152	(13)	113	(616)	(350)
Balance at August 31, 2015	$29	$259	$(40)	$—	$(462)	$(214)
Other comprehensive income (loss) before reclassification adjustments	(303)	(148)	—	(1)	(2,279)	(2,731)
Amounts reclassified from accumulated OCI	—	(268)	5	—	(3)	(266)
Tax benefit (provision)	62	159	(2)	—	—	219
Net other comprehensive income (loss)	(241)	(257)	3	(1)	(2,282)	(2,778)
Balance at August 31, 2016	$(212)	$2	$(37)	$(1)	$(2,744)	$(2,992)
Other comprehensive income (loss) before reclassification adjustments	(34)	(2)	—	(1)	(133)	(170)
Amounts reclassified from accumulated OCI[1]	109	—	5	—	—	114
Tax benefit (provision)	(2)	—	(1)	—	—	(3)
Net other comprehensive income (loss)	73	(2)	4	(1)	(133)	(59)
Balance at August 31, 2017	$(139)	$—	$(33)	$(2)	$(2,877)	$(3,051)

[1]	Includes amendment to U.S. postretirement healthcare plan resulting in a curtailment gain. See note 14, retirement benefits.

17. Segment reporting
The Company has aligned its operations into three reportable segments: Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s operating segments, which have been aggregated as described below. The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources, therefore the total asset disclosure by segment has not been included.

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

•
The Retail Pharmacy International segment consists primarily of the legacy Alliance Boots pharmacy-led health and beauty stores and optical practices. Stores are located in the United Kingdom, Mexico, Chile, Thailand, Norway, the Republic of Ireland, the Netherlands and Lithuania. Sales for the segment are principally derived from the sale of prescription drugs and retail health, beauty, toiletries and other consumer products.

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

The results of operations for each reportable segment include procurement benefits, including WBAD operations and an allocation of corporate-related overhead costs. The “Eliminations” column contains items not allocable to the reportable segments, as the information is not utilized by the chief operating decision maker to assess segment performance and allocate resources.

The segment information reflects the operating results of the Company’s business segments. The Company began recording revenue and expense transactions using the new segments effective January 1, 2015. Beginning January 1, 2015, procurement benefits including WBAD operations have been allocated to the Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale segments on a source of procurement benefit basis. Under this method, the procurement benefits are allocated to the segment whose purchase gave rise to the benefit. A procurement benefit arising on the purchase of an item for use in an entity in the Retail Pharmacy USA segment is recognized in the Retail Pharmacy USA segment and similarly for the Retail Pharmacy International and Pharmaceutical Wholesale segments. Procurement service income related to third parties is recognized in the Pharmaceutical Wholesale segment.

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

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
For the year ended August 31, 2017
Sales to external customers	$87,302	$11,813	$19,099	$—	$118,214
Intersegment sales	—	—	2,089	(2,089)	—
Sales	$87,302	$11,813	$21,188	$(2,089)	$118,214

Adjusted operating income	$5,707	$909	$924	$—	$7,540

Depreciation and amortization	$1,090	$414	$150	$—	$1,654
Additions to property, plant and equipment	860	384	107	—	1,351

For the year ended August 31, 2016
Sales to external customers	$83,802	$13,256	$20,293	$—	$117,351
Intersegment sales	—	—	2,278	(2,278)	—
Sales	$83,802	$13,256	$22,571	$(2,278)	$117,351

Adjusted operating income	$5,357	$1,155	$708	$(12)	$7,208

Depreciation and amortization	$1,134	$401	$166	$17	$1,718
Additions to property, plant and equipment	777	444	104	—	1,325

For the year ended August 31, 2015
Sales to external customers	$80,974	$8,657	$13,813	$—	$103,444
Intersegment sales	—	—	1,514	(1,514)	—
Sales	$80,974	$8,657	$15,327	$(1,514)	$103,444

Adjusted operating income	$5,098	$616	$450	$(7)	$6,157

Depreciation and amortization	$1,217	$393	$120	$12	$1,742
Additions to property, plant and equipment	951	249	51	—	1,251

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
For the year ended August 31, 2017
Adjusted operating income	$5,707	$909	$924	$—	$7,540
Cost transformation					(835)
Acquisition-related costs					(474)
Acquisition-related amortization					(332)
Adjustments to equity earnings in AmerisourceBergen					(187)
LIFO provision					(166)
Asset recovery					11
Operating income					$5,557

For the year ended August 31, 2016
Adjusted operating income	$5,357	$1,155	$708	$(12)	$7,208
Cost transformation					(424)
Acquisition-related costs					(102)
Acquisition-related amortization					(369)
Adjustments to equity earnings in AmerisourceBergen					(21)
LIFO provision					(214)
Legal settlement					(47)
Asset impairment					(30)
Operating income					$6,001

For the year ended August 31, 2015
Adjusted operating income	$5,098	$616	$450	$(7)	$6,157
Cost transformation					(542)
Acquisition-related costs					(87)
Acquisition-related amortization					(485)
LIFO provision					(285)
Asset impairment					(110)
Store closures and other optimization costs					(56)
(Loss) on sale of business					(17)
Adjustments to equity earnings in Alliance Boots					93
Operating income					$4,668

No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. Two payers accounted for approximately 25% of the Retail Pharmacy USA division’s sales in fiscal 2017 and approximately 22% in fiscal 2016. One customer in the Retail Pharmacy International division accounted for approximately 18% of the division’s sales in fiscal 2017 and approximately 18% in fiscal 2016.

Geographic data for sales is as follows (in millions):

	2017	2016	2015
United States of America	$87,302	$83,802	$80,974
United Kingdom	12,552	14,081	9,235
Europe (excluding the United Kingdom)	16,224	16,793	11,402
Other	2,136	2,675	1,833
Sales	$118,214	$117,351	$103,444

Geographic data for long-lived assets, defined as property, plant and equipment, is as follows (in millions):

	2017	2016
United States of America	$10,344	$10,924
United Kingdom	2,502	2,611
Europe (excluding the United Kingdom)	616	625
Other	180	175
Total long-lived assets	$13,642	$14,335

18. Related parties
The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations.

Related party transactions (in millions):

	2017	2016	2015
Purchases, net	$43,571	$41,889	$39,360

Trade accounts payable, net	$4,384	$3,456	$2,867

Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

19. Supplementary financial information
On March 31, 2017, Walgreens Boots Alliance and Prime closed a transaction to form a combined central specialty pharmacy and mail services company AllianceRx Walgreens Prime, as part of a strategic alliance. AllianceRx Walgreens Prime is consolidated by Walgreens Boots Alliance and reported within the Retail Pharmacy USA division in its financial statements. The Company accounted for this acquisition of Prime’s specialty pharmacy and mail services business as a business combination involving non-cash purchase consideration of $720 million consisting of the issuance of an equity interest in AllianceRx Walgreens Prime. There were no significant non-cash transactions in fiscal 2016.

Included in the Consolidated Balance Sheets captions are the following assets and liabilities (in millions):

	2017	2016
Accrued expenses and other liabilities
Accrued salaries and wages	$1,228	$1,398
Other	4,245	4,086
	$5,473	$5,484

Summary of Quarterly Results (Unaudited)
(in millions, except per share amounts)

	Quarter ended
	November	February	May	August	Fiscal year
Fiscal 2017
Sales	$28,501	$29,446	$30,118	$30,149	$118,214
Gross profit	7,116	7,561	7,145	7,340	29,162
Net earnings attributable to Walgreens Boots Alliance, Inc.	1,054	1,060	1,162	802	4,078

Net earnings per common share:
Basic	$0.97	$0.98	$1.08	$0.76	$3.80
Diluted	0.97	0.98	1.07	0.76	3.78

Cash dividends declared per common share	$0.375	$0.375	$0.375	$0.400	$1.525

Fiscal 2016
Sales	$29,033	$30,184	$29,498	$28,636	$117,351
Gross profit	7,419	7,867	7,433	7,155	29,874
Net earnings attributable to Walgreens Boots Alliance, Inc.	1,110	930	1,103	1,030	4,173

Net earnings per common share:
Basic	$1.02	$0.86	$1.02	$0.95	$3.85
Diluted	1.01	0.85	1.01	0.95	3.82

Cash dividends declared per common share	$0.360	$0.360	$0.360	$0.375	$1.455

Management’s Report on Internal Control

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by the SEC, our assessment of internal controls over financial reporting excludes internal control over financial reporting of equity method investees. However, our assessment of internal control over financial reporting with respect to equity method investees did include controls over the recording of amounts related to our investment that are recorded in the Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2017. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting, as stated in its report which is included herein.

/s/	Stefano Pessina	/s/	George R. Fairweather
	Stefano Pessina		George R. Fairweather
	Executive Vice Chairman and Chief Executive Officer		Executive Vice President and Global Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Walgreens Boots Alliance, Inc.

We have audited the accompanying Consolidated Balance Sheets of Walgreens Boots Alliance, Inc. and subsidiaries (the “Company”) as of August 31, 2017 and 2016, and the related Consolidated Statements of Earnings, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended August 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, based on our audits, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Walgreens Boots Alliance, Inc. and subsidiaries as of August 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 25, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
October 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Walgreens Boots Alliance, Inc.

We have audited the internal control over financial reporting of Walgreens Boots Alliance, Inc. and subsidiaries (the “Company”) as of August 31, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended August 31, 2017 of the Company and our report dated October 25, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
October 25, 2017

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended August 31, 2017 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other information
Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) as part of an initiative to optimize store locations within the Company’s Retail Pharmacy USA division upon completion of the acquisition of certain stores and related assets from Rite Aid. The Store Optimization Program includes plans to close approximately 600 stores across the U.S. and is expected to result in cost savings of $300 million per year to be delivered by the end of fiscal 2020. The actions under the Store Optimization Program are expected to take place over an 18 month period beginning in spring 2018.

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $450 million, including costs associated with lease obligations and other real estate costs, employee severance and other exit costs. The Company expects to incur pre-tax charges of approximately $270 million for lease obligations and other real estate costs and approximately $180 million for employee severance and other exit costs. The Company estimates that substantially all of these cumulative pre-tax charges will result in future cash expenditures.

As the Store Optimization Program is implemented, charges will be recognized as the costs are incurred over time in accordance with GAAP. The Company intends to treat charges related to the Store Optimization Program as special items impacting comparability of results in its quarterly earnings disclosures.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” above. Because this report is being filed within four business days from the date of the reportable event, we have made the foregoing disclosure in this report instead of in a Form 8-K under Item 2.05 (Costs Associated with Exit or Disposal Activities).

PART III

Item 10.  Directors, executive officers and corporate governance
The information required by Item 10, with the exception of the information relating to the executive officers of the Company, which is presented in part I above under the heading “Executive Officers of the Registrant,” is incorporated herein by reference to the following sections of the Company’s Proxy Statement relating to its next Annual Meeting of Stockholders (the “Proxy Statement”):  Proposal–1 Election of Directors; Governance; and Section 16(a) Beneficial Ownership Reporting Compliance.

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

Item 11.  Executive compensation
The information required by Item 11 is incorporated herein by reference to the following sections of the Company’s Proxy Statement: Director Compensation; Executive Compensation; and Governance.

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

Item 12.  Security ownership of certain beneficial owners and management and related stockholder matters
The information required by Item 12 is incorporated herein by reference to the following sections of the Company’s Proxy Statement: Security Ownership of Certain Beneficial Owners and Management; and Equity Compensation Plan Information.

Item 13.  Certain relationships and related transactions and director independence
The information required by Item 13 is incorporated herein by reference to the following sections of the Company’s Proxy Statement: Certain Relationships and Related Transactions; and Governance.

Item 14.  Principal accounting fees and services
The information required by Item 14 is incorporated herein by reference to the following section of the Company’s Proxy Statement: Independent Registered Public Accounting Firm Fees and Services.

PART IV

Item 15.  Exhibits and financial statement schedules

(a)	Documents filed as part of this report:

(1)
Financial statements. The following financial statements, supplementary data, and reports of independent public accountants appear in part II, item 8 of this Form 10-K and are incorporated herein by reference.

Consolidated Balance Sheets at August 31, 2017 and 2016
Consolidated Statements of Equity, Earnings, Comprehensive Income and Cash Flows for the years ended August 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements
Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm
.

(2)	Financial statement schedules and supplementary information
Schedules I, II, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

(3)	Exhibits. Exhibits 10.1 through 10.64 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

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

2.6*	Amended and Restated Asset Purchase Agreement, dated as of September 18, 2017, by and among Walgreens Boots Alliance, Inc., Walgreen Co. and Rite Aid Corporation	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 19, 2017.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-152315) filed with the SEC on July 14, 2008.
4.2	Form of Walgreen Co. 5.25% Note due 2019.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 13, 2009.
4.3	Form of Walgreen Co. 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.4	Form of Walgreen Co. 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.5	Form of Guarantee of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
4.6	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.7	Form of 2.700% Notes due 2019.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.8	Form of 3.300% Notes due 2021.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.9	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.10	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.11	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.12	Form of 2.875% Notes due 2020 (£).	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.13	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.14	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.15	Indenture, dated as of December 17, 2015, between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-208587) filed with the SEC on December 17, 2015.
4.16	Form of 3.450% Notes due 2026	Incorporated by reference to Exhibit 4.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.17	Form of 4.650% Notes due 2046	Incorporated by reference to Exhibit 4.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
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
4.19
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

4.20
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
10.1	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 1, 2016).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.2	Walgreens Boots Alliance, Inc. 2011 Cash-Based Incentive Plan (as amended and restated effective July 1, 2016).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.3	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated effective July 8, 2015).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.4	Form of Restricted Stock Unit Award agreement (effective January 2015).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 21, 2015.
10.5	Form of Performance Share Award agreement (effective October 2017).	Filed herewith.
10.6	Form of Performance Share Award agreement (effective October 2015).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.7	Form of Stock Option Award agreement (effective October 2017).	Filed herewith.
10.8	Form of Stock Option Award agreement (effective July 2016).	Incorporated by reference to Exhibit 10.8 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.

10.9	Form of Stock Option Award agreement (effective October 2015).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.10	Form of Performance Share Award agreement for CEO (November 2016).
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 (File No. 1-36759) filed with the SEC on January 5, 2017.

10.11	Form of Performance Share Award agreement for CEO (February 2016).
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 (File No. 1-36759) filed with the SEC on April 5, 2016.

10.12	Form of Stock Option Award agreement for CEO (November 2016).
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 (File No. 1-36759) filed with the SEC on January 5, 2017.

10.13	Form of Stock Option Award agreement for CEO (February 2016).
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 (File No. 1-36759) filed with the SEC on April 5, 2016.

10.14	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2016).
Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 (File No. 1-36759) filed with the SEC on January 5, 2017.

10.15	Form of Restricted Stock Unit Award agreement for Executive Chairman (February 2016).
Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 (File No. 1-36759) filed with the SEC on April 5, 2016.

10.16	Form of Restricted Stock Unit Agreement (Messrs. Skinner and Pessina).
Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.17	Form of Restricted Stock Unit Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.
10.18	Form of Performance Share Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.
10.19	Form of Stock Option Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.
10.20	Form of Amendment to Stock Option Award agreements.	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (File No. 1-00604) filed with the SEC on October 20, 2014.
10.21	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.22	Form of Stock Option Award agreement under UK Sub-plan (effective October 2015).	Incorporated by reference to Exhibit 10.17 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.23	Form of Stock Option Award agreement under UK Sub-plan (effective July 2016).	Incorporated by reference to Exhibit 10.23 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.24	Form of Stock Option Award agreement under UK Sub-plan (effective October 2017).	Filed herewith.

10.25	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.
10.26	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).
10.27	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.
10.28	Form of Restricted Stock Unit Award Agreement (August 15, 2011 grants).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).
10.29	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.
10.30	Form of Stock Option Agreement (Benefit Indicator 512-515) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).
10.31	Form of Stock Option Agreement (Benefit Indicator 516 and above) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.12 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).
10.32	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).
10.33	Amendment to the Walgreen Co. 2002 et. al. Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).
10.34	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).
10.35	Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.
10.36	Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.
10.37	Walgreens Boots Alliance, Inc. Executive Deferred Profit-Sharing Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
10.38	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).
10.39	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).
10.40	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).
10.41	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
10.42	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.
Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.43	Employment Agreement between Alliance UniChem Plc and George Fairweather, dated March 28, 2002.
Incorporated by reference to Exhibit 10.14 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.44	Agreement between Alliance Boots plc and George Fairweather, dated July 31, 2006.
Incorporated by reference to Exhibit 10.15 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.45	Corporate Travel and Expense Support letter Agreement between Walgreens Boots Alliance, Inc. and George Fairweather, dated October 28, 2015.	Incorporated by reference to Exhibit 10.54 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.46	Employment Agreement between Alliance UniChem Services Limited and Marco Pagni, dated June 1, 2005.
Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.47	Letter Agreement with Marco Pagni, dated May 14, 2012.
Incorporated by reference to Exhibit 10.17 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.48	Corporate Travel and Expense Support letter Agreement between Walgreens Boots Alliance, Inc. and Marco Pagni, dated October 28, 2015.	Incorporated by reference to Exhibit 10.57 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.49	Service Agreement between Boots UK Limited and Alex Gourlay, dated January 29, 2009.
Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.50	Letter Agreement between Alliance Boots Management Services Limited and Alex Gourlay, dated June 28, 2010.
Incorporated by reference to Exhibit 10.19 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.51	Employment Agreement between Alliance UniChem Plc and Ornella Barra dated December 10, 2002.
Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.52	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra, dated July 31, 2006.
Incorporated by reference to Exhibit 10.21 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.53	Novation of Services Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.
Incorporated by reference to Exhibit 10.22 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.54	Services Agreement between Boots Management Services Limited and Ken Murphy, dated October 1, 2013.
Incorporated by reference to Exhibit 10.24 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.55	drugstore.com, inc., 1998 Stock Plan, as amended.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.
10.56	drugstore.com, inc., 2008 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 99.2 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.
10.57	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy	Incorporated by reference to Exhibit 10.68 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.58	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.59	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.	Incorporated by reference to Exhibit 10.53 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.60	Extension, dated January 27, 2016, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2016.
10.61	Extension, dated as of March 27, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).
Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 (File No. 1-36759) filed with the SEC on April 5, 2017.

10.62	Extension, dated as of July 13, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Filed herewith.
10.63	Assignment Letter between Ken Murphy and Walgreens Boots Alliance Services Limited.	Filed herewith.
10.64	Offer letter agreement between Kimberly R. Scardino and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on August 4, 2015.
10.65	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
10.66	Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.67	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.68
Revolving Credit Agreement, dated as of November 10, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.
Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2014.
10.69	Revolving Credit Agreement, dated February 1, 2017, by and between Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank N.A., as administrative agent.	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on February 2, 2017.
10.70
Amendment, dated as of August 1, 2017, to Revolving Credit Agreement, dated February 1, 2017, by and between Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank N.A., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on August 2, 2017.
10.71
Revolving Credit Agreement, dated as of August 24, 2017, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and the joint lead arrangers, joint book managers and co-syndication agents named therein.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on August 30, 2017.
10.72	Term Loan Credit Agreement, dated August 24, 2017, among Walgreens Boots Alliance, Inc. and Sumitomo Mitsui Banking Corporation, as lender, sole lead arranger and administrative agent.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on August 30, 2017.
10.73	Termination Agreement, dated as of June 28, 2017, by and among Walgreens Boots Alliance, Inc., Rite Aid Corporation and Victoria Merger Sub, Inc.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on July 3, 2017.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21	Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

**
Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of any such agreements will be furnished supplementally to the SEC upon request.

Item 16.  Form 10-K summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREENS BOOTS ALLIANCE, INC.

October 25, 2017	By:	/s/ George R. Fairweather
George R. Fairweather
Executive Vice President and Global Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stefano Pessina	Executive Vice Chairman and Chief Executive Officer (Principal Executive Officer) and Director	October 25, 2017
Stefano Pessina

/s/ George R. Fairweather	Executive Vice President and Global Chief Financial Officer (Principal Financial Officer)	October 25, 2017
George R. Fairweather

/s/ Kimberly R. Scardino	Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	October 25, 2017
Kimberly R. Scardino

/s/ James A. Skinner	Executive Chairman	October 25, 2017
James A. Skinner

/s/ José E. Almeida	Director	October 25, 2017
José E. Almeida

/s/ Janice M. Babiak	Director	October 25, 2017
Janice M. Babiak

/s/ David J. Brailer	Director	October 25, 2017
David J. Brailer

/s/ William C. Foote	Director	October 25, 2017
William C. Foote

/s/ Ginger L. Graham	Director	October 25, 2017
Ginger L. Graham

/s/ John A. Lederer	Director	October 25, 2017
John A. Lederer

/s/ Dominic P. Murphy	Director	October 25, 2017
Dominic P. Murphy

/s/ Leonard D. Schaeffer	Director	October 25, 2017
Leonard D. Schaeffer

/s/ Nancy M. Schlichting	Director	October 25, 2017
Nancy M. Schlichting

INDEX

Exhibit No.	Description

10.5	Form of Performance Share Award agreement (effective October 2017).

10.7	Form of Stock Option Award agreement (effective October 2017).

10.24	Form of Stock Option Award agreement under UK Sub-plan (effective October 2017).

10.62	Extension, dated as of July 13, 2017 to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).

10.63	Assignment Letter between Ken Murphy and Walgreens Boots Alliance Services Limited.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document