Form 10-Q
period 2017-11-30
Walgreens Boots Alliance, Inc.
filed 2018-01-04
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2017
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
Yes ☐        No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of December 31, 2017 was 990,668,837.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	November 30, 2017	August 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,830	$3,301
Accounts receivable, net	6,858	6,528
Inventories	10,010	8,899
Other current assets	983	1,025
Total current assets	19,681	19,753
Non-current assets:
Property, plant and equipment, net	13,693	13,642
Goodwill	15,931	15,632
Intangible assets, net	10,588	10,156
Equity method investments (see note 4)	6,028	6,320
Other non-current assets	697	506
Total non-current assets	46,937	46,256
Total assets	$66,618	$66,009

Liabilities and equity
Current liabilities:
Short-term borrowings	$1,268	$251
Trade accounts payable (see note 17)	13,570	12,494
Accrued expenses and other liabilities	5,183	5,473
Income taxes	496	329
Total current liabilities	20,517	18,547
Non-current liabilities:
Long-term debt	12,737	12,684
Deferred income taxes	2,319	2,281
Other non-current liabilities	4,289	4,223
Total non-current liabilities	19,345	19,188
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at November 30, 2017 and August 31, 2017	12	12
Paid-in capital	10,359	10,339
Retained earnings	30,560	30,137
Accumulated other comprehensive loss	(2,543)	(3,051)
Treasury stock, at cost; 182,067,204 shares at November 30, 2017 and 148,664,548 at August 31, 2017	(12,459)	(9,971)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	25,929	27,466
Noncontrolling interests	827	808
Total equity	26,756	28,274
Total liabilities and equity	$66,618	$66,009

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three months ended November 30, 2017 and 2016
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Employee stock loan receivable	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interests	Total equity
August 31, 2017	1,023,849,070	$12	$(9,971)	$10,339	$—	$(3,051)	$30,137	$808	$28,274
Net earnings	—	—	—	—	—	—	821	1	822
Other comprehensive income, net of tax	—	—	—	—	—	508	—	14	522
Dividends declared	—	—	—	—	—	—	(398)	—	(398)
Treasury stock purchases	(34,499,913)	—	(2,525)	—	—	—	—	—	(2,525)
Employee stock purchase and option plans	1,097,257	—	37	(5)	—	—	—	—	32
Stock-based compensation	—	—	—	25	—	—	—	—	25
Noncontrolling interests contribution	—	—	—	—	—	—	—	4	4
November 30, 2017	990,446,414	$12	$(12,459)	$10,359	$—	$(2,543)	$30,560	$827	$26,756

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Employee stock loan receivable	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interests	Total equity
August 31, 2016	1,082,986,591	$12	$(4,934)	$10,111	$(1)	$(2,992)	$27,684	$401	$30,281
Net earnings	—	—	—	—	—	—	1,054	13	1,067
Other comprehensive (loss), net of tax	—	—	—	—	—	(818)	—	(47)	(865)
Dividends declared	—	—	—	—	—	—	(406)	—	(406)
Treasury stock purchases	(5,600,000)	—	(457)	—	—	—	—	—	(457)
Employee stock purchase and option plans	1,713,545	—	50	(5)	1	—	—	—	46
Stock-based compensation	—	—	—	26	—	—	—	—	26
November 30, 2016	1,079,100,136	$12	$(5,341)	$10,132	$—	$(3,810)	$28,332	$367	$29,692
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended November 30,
	2017	2016
Sales	$30,740	$28,501
Cost of sales	23,399	21,385
Gross profit	7,341	7,116

Selling, general and administrative expenses	5,907	5,686
Equity earnings (loss) in AmerisourceBergen	(112)	17
Operating income	1,322	1,447

Other income (expense)	(137)	1
Earnings before interest and income tax provision	1,185	1,448

Interest expense, net	149	173
Earnings before income tax provision	1,036	1,275
Income tax provision	227	220
Post tax earnings from other equity method investments	13	12
Net earnings	822	1,067
Net earnings attributable to noncontrolling interests	1	13
Net earnings attributable to Walgreens Boots Alliance, Inc.	$821	$1,054

Net earnings per common share:
Basic	$0.82	$0.97
Diluted	$0.81	$0.97

Dividends declared per share	$0.400	$0.375

Weighted average common shares outstanding:
Basic	1,006.1	1,082.1
Diluted	1,011.1	1,088.3

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2017	2016
Comprehensive income:
Net earnings	$822	$1,067

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	—	(9)
Unrealized gain on cash flow hedges	—	1
Unrecognized loss on available-for-sale investments	—	(1)
Share of other comprehensive loss of equity method investments	2	(1)
Currency translation adjustments	520	(855)
Total other comprehensive income (loss)	522	(865)
Total comprehensive income	1,344	202

Comprehensive income (loss) attributable to noncontrolling interests	15	(34)
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$1,329	$236

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$822	$1,067
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	416	419
Deferred income taxes	(63)	(61)
Stock compensation expense	25	26
Equity (earnings) loss from equity method investments	99	(29)
Other	152	81
Changes in operating assets and liabilities:
Accounts receivable, net	(362)	(259)
Inventories	(1,018)	(1,330)
Other current assets	(154)	(109)
Trade accounts payable	1,011	884
Accrued expenses and other liabilities	(222)	(378)
Income taxes	246	217
Other non-current assets and liabilities	9	(3)
Net cash provided by operating activities	961	525

Cash flows from investing activities:
Additions to property, plant and equipment	(378)	(378)
Proceeds from sale leaseback transactions	—	436
Proceeds from sale of other assets	13	26
Business and intangible asset acquisitions, net of cash acquired	(265)	(15)
Other	31	20
Net cash (used for) provided by investing activities	(599)	89

Cash flows from financing activities:
Proceeds and payments from short-term borrowings, net	1,026	49
Proceeds from issuance of debt	110	—
Payments of debt	(92)	(4)
Stock purchases	(2,525)	(457)
Proceeds related to employee stock plans	32	41
Cash dividends paid	(413)	(406)
Other	5	(1)
Net cash used for financing activities	(1,857)	(778)

Effect of exchange rate changes on cash and cash equivalents	24	(45)
Changes in cash and cash equivalents:
Net decrease in cash and cash equivalents	(1,471)	(209)
Cash and cash equivalents at beginning of period	3,301	9,807
Cash and cash equivalents at end of period	$1,830	$9,598

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

The Consolidated Condensed Balance Sheets as of November 30, 2017 and August 31, 2017, the Consolidated Condensed Statements of Equity, the Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Income, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2017 and 2016 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no subsequent events to disclose other than as disclosed in notes 5 and 19.

In the opinion of the Company, the unaudited Consolidated Condensed Financial Statements for the interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. The influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms and other factors on the Company’s operations, net earnings for any period may not be comparable to the same period in previous years. With respect to the Company’s Retail Pharmacy USA segment, the positive impact on gross profit margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on the Company’s Retail Pharmacy USA segment’s sales, gross profit margins and gross profit dollars making the Company’s operations or net earnings for any period incomparable.

Note 2. Exit and disposal activities
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) as part of an initiative to optimize store locations within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. The Store Optimization Program includes plans to close approximately 600 stores and related assets across the U.S. The actions under the Store Optimization Program are expected to take place over an 18 month period beginning in spring 2018.

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

The Company did not incur any charges related to the Store Optimization Program for the three months ended November 30, 2017.

On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implemented and built on the cost-reduction initiative previously announced by the Company on August 6, 2014 and included plans to close stores across the U.S.; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focused primarily on the Retail Pharmacy USA segment, but included activities from all segments. The Company completed the Cost Transformation Program in the fourth quarter of fiscal 2017.

The changes in accrued expenses and other liabilities related to the Cost Transformation Program for the three months ended November 30, 2017 include the following (in millions):

	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2017	$521	$79	$600
Payments	(42)	(39)	(81)
Balance at November 30, 2017	$479	$40	$519

Note 3. Operating leases
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

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. Historically, the Company has entered into several sale-leaseback transactions. For the three months ended November 30, 2017, the Company did not record any proceeds from sale-leaseback transactions. For the three months ended November 30, 2016, the Company recorded proceeds from sale-leaseback transactions of $436 million.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. During the three months ended November 30, 2017, the Company recorded charges of $39 million for facilities that were closed or relocated under long-term leases. This compares to $17 million for the three months ended November 30, 2016. These charges are reported in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges primarily in other non-current liabilities, include the following (in millions):

	For the three months ended November 30, 2017	For the twelve months ended August 31, 2017
Balance at beginning of period	$718	$466
Provision for present value of non-cancellable lease payments on closed facilities	29	344
Assumptions about future sublease income, terminations and changes in interest rates	1	13
Interest accretion	9	37
Cash payments, net of sublease income	(61)	(142)
Balance at end of period	$696	$718

As of November 30, 2017, the Company remains secondarily liable on 71 leases. The maximum potential undiscounted future payments are $318 million as of November 30, 2017.

Note 4. Equity method investments
Equity method investments as of November 30, 2017 and August 31, 2017, were as follows (in millions, except percentages):

	November 30, 2017		August 31, 2017
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$4,895	26%	$5,024	26%
Others	1,133	8% - 50%	1,296	8% - 50%
Total	$6,028		$6,320

AmerisourceBergen investment
As of November 30, 2017 and August 31, 2017, the Company owned 56,854,867 AmerisourceBergen Corporation (“AmerisourceBergen”) common shares, representing approximately 26% of the outstanding AmerisourceBergen common stock. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen is reported as a separate line in the Consolidated Condensed Statements of Earnings. The level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at November 30, 2017 is $4.8 billion.

The Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation (“Guangzhou Pharmaceuticals”) and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; and the equity method investment retained through the sale of a majority interest in Option Care Inc. in fiscal 2015.

The Company reported $13 million and $12 million of post-tax equity earnings from equity method investments other than AmerisourceBergen for the three months ended November 30, 2017 and 2016, respectively. During the three months period ended November 30, 2017, the Company recorded an impairment of $170 million in its equity interest in Guangzhou Pharmaceuticals, which was included in other income (expense) in the Consolidated Condensed Statements of Earnings. The fair value of the Company's equity interest in Guangzhou Pharmaceuticals was determined using the proposed sale price and thus represents Level 3 measurement.

Note 5. Acquisitions
Acquisition of certain Rite Aid Corporation (“Rite Aid”) assets
On September 19, 2017, the Company announced that it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. During the quarter, the Company purchased 97 stores for total cash consideration of $241 million. Ownership of the remaining stores is expected to be transferred in phases in fiscal 2018. These transfers remain subject to closing conditions set forth in the amended and restated asset purchase agreement and will be accounted for as business combinations.

As of November 30, 2017, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and therefore the purchase price allocation has not been completed.

Pro forma net earnings and sales of the Company, assuming the acquired stores had occurred at the beginning of each period presented, would not be materially different from the results reported. The acquired stores did not have a material impact on net earnings or sales of the Company for the three months ended November 30, 2017.

From December 1, 2017 through the date of this report, the Company purchased 260 additional stores for total cash consideration of $474 million.

AllianceRx Walgreens Prime
On March 31, 2017, Walgreens Boots Alliance and pharmacy benefit manager Prime Therapeutics LLC (“Prime”) closed a transaction to form a combined central specialty pharmacy and mail services company AllianceRx Walgreens Prime, as part of a strategic alliance. AllianceRx Walgreens Prime is consolidated by Walgreens Boots Alliance and reported within the Retail Pharmacy USA segment in its financial statements. The Company accounted for this acquisition of Prime’s specialty pharmacy and mail services business as a business combination involving non-cash purchase consideration of $720 million consisting of the issuance of an equity interest in AllianceRx Walgreens Prime.

As of November 30, 2017, the Company had not completed the analysis to determine the fair value of the consideration acquired or to assign fair values to all tangible and intangible assets acquired, and therefore the purchase price allocation has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in material changes. These changes will primarily relate to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified. The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions).

Total consideration	$720

Identifiable assets acquired and liabilities assumed
Accounts receivable	$217
Inventories	149
Property, plant and equipment	11
Intangible assets	331
Trade accounts payable	(90)
Accrued expenses and other liabilities	(1)
Total identifiable net assets	617
Goodwill	$103

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

Note 6. Goodwill and other intangible assets
Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2017	$9,139	$3,392	$3,101	$15,632
Acquisitions	101	—	—	101
Currency translation adjustments	—	103	95	198
November 30, 2017	$9,240	$3,495	$3,196	$15,931

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	November 30, 2017	August 31, 2017
Gross amortizable intangible assets
Customer relationships and loyalty card holders	$1,910	$1,851
Purchased prescription files	716	659
Favorable lease interests and non-compete agreements	499	523
Trade names and trademarks	513	504
Purchasing and payer contracts	390	391
Total gross amortizable intangible assets	4,028	3,928

Accumulated amortization
Customer relationships and loyalty card holders	$397	$409
Purchased prescription files	420	371
Favorable lease interests and non-compete agreements	335	355
Trade names and trademarks	169	155
Purchasing and payer contracts	57	51
Total accumulated amortization	1,378	1,341
Total amortizable intangible assets, net	$2,650	$2,587

Indefinite lived intangible assets
Trade names and trademarks	$5,783	$5,514
Pharmacy licenses	2,155	2,055
Total indefinite lived intangible assets	$7,938	$7,569

Total intangible assets, net	$10,588	$10,156

Amortization expense for intangible assets was $96 million and $95 million for the three months ended November 30, 2017 and 2016, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at November 30, 2017 is as follows (in millions):

	2019	2020	2021	2022	2023
Estimated annual amortization expense	$350	$295	$244	$218	$197

Note 7. Borrowings
Borrowings consist of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted)

	November 30, 2017	August 31, 2017
Short-term borrowings [1]
Commercial paper	$990	$—
Other [2]	278	251
Total short-term borrowings	$1,268	$251

Long-term debt [1]
$6 billion note issuance [3,4]
3.450% unsecured notes due 2026	$1,887	$1,887
4.650% unsecured notes due 2046	590	590
$8 billion note issuance [3,4]
2.700% unsecured notes due 2019	1,247	1,246
3.300% unsecured notes due 2021	1,244	1,244
3.800% unsecured notes due 2024	1,989	1,988
4.500% unsecured notes due 2034	495	495
4.800% unsecured notes due 2044	1,492	1,492
£700 million note issuance [3,4]
2.875% unsecured pound sterling notes due 2020	538	513
3.600% unsecured pound sterling notes due 2025	403	384
€750 million note issuance [3,4]
2.125% unsecured euro notes due 2026	888	884
$4 billion note issuance [4,7]
3.100% unsecured notes due 2022	1,195	1,195
4.400% unsecured notes due 2042	492	492
$1 billion note issuance [4,7]
5.250% unsecured notes due 2019 [5]	249	250
Other [6]	28	24
Total long-term debt, less current portion	$12,737	$12,684

[1]
Carry values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated borrowings have been translated using the spot rates at November 30, 2017 and August 31, 2017 respectively.

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

[4]
The issuances of the $6 billion, $8 billion, £0.7 billion, €0.75 billion, $4 billion and $1 billion notes as of November 30, 2017 had fair values and carrying values of $2.5 billion and $2.5 billion, $6.7 billion and $6.5 billion, $1.0 billion and $0.9 billion, $0.9 billion and $0.9 billion, $1.7 billion and $1.7 billion, and $0.3 billion and $0.2 billion, respectively. The fair values of the notes outstanding are level 1 fair value measures and determined based on quoted market price and translated at the November 30, 2017 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of November 30, 2017.

[5]	Includes interest rate swap fair market value adjustments. See note 9, fair value measurements for additional fair value disclosures.

[6]	Other long-term debt represents a mix of fixed and variable rate borrowings in various currencies with various maturities.

[7]
Notes are senior debt obligations of Walgreen Co. and rank equally with all other unsecured and unsubordinated indebtedness of Walgreen Co. On December 31, 2014, Walgreens Boots Alliance fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens Boots Alliance and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance.

August 2017 Credit Agreements
On August 24, 2017, the Company entered into a $1.0 billion revolving credit agreement with the lenders from time to time party thereto (the “August 2017 Revolving Credit Agreement”) and a $1.0 billion term loan credit agreement with Sumitomo Mitsui Banking Corporation (the “2017 Term Loan Credit Agreement” and together with the August 2017 Revolving Credit Agreement, the “August 2017 Credit Agreements”).

The August 2017 Revolving Credit Agreement is an unsecured revolving credit facility with a facility termination date of the earlier of (a) January 31, 2019, subject to any extension thereof pursuant to the terms of the August 2017 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. The 2017 Term Loan Credit Agreement is an unsecured “multi-draw” term loan facility maturing on March 30, 2019. The aggregate commitments of Sumitomo Mitsui Banking Corporation under the 2017 Term Loan Credit Agreement are initially equal to $1.0 billion, which shall be reduced on June 1, 2018 to the lesser of $500 million and the aggregate remaining undrawn commitments thereunder. Any remaining undrawn commitments thereunder and the ability of the Company to request loans under such commitments shall terminate on September 1, 2018. As of November 30, 2017, Walgreens Boots Alliance had $30 million of borrowings outstanding under the 2017 Term Loan Credit Agreement and there were no borrowings outstanding under the August 2017 Revolving Credit Agreement.

February 2017 Revolving Credit Agreement
On February 1, 2017, the Company entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, the Company entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of November 30, 2017, there were no borrowings outstanding under the February 2017 Revolving Credit Agreement.

$6.0 billion note issuance
On June 1, 2016, Walgreens Boots Alliance received net proceeds of $6.0 billion from a public offering of five series of U.S. dollar notes with varying maturities and interest rates. Because the merger with Rite Aid was not consummated on or prior to June 1, 2017, the 2018 notes, the 2021 notes and the 2023 notes were redeemed on June 5, 2017 under the special mandatory redemption terms of the indenture governing such notes. Walgreens Boots Alliance was required to redeem all of the 2018 notes, the 2021 notes and the 2023 notes then outstanding, at a special mandatory redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest of approximately $1 million to, but excluding, the date of redemption. The 2026 notes and 2046 notes remain outstanding in accordance with their respective terms and are subject to redemption in certain circumstances.

Debt covenants
Each of the Company’s credit facilities contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily short-term borrowings of $620 million of commercial paper outstanding at a weighted average interest rate of 1.46% for the three months ended November 30, 2017. The Company had no activity under its commercial paper program for the twelve months ended August 31, 2017.

Note 8. Financial instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of November 30, 2017 and August 31, 2017 are as follows (in millions):

	November 30, 2017		August 31, 2017
	Notional [1]	Fair value	Notional [1]	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$—	$—	$250	$—	Other non-current assets
Interest rate swaps	250	1	—	—	Other non-current liabilities
Foreign currency forwards	—	—	24	—	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	139	3	221	—	Other current assets
Foreign currency forwards	3,064	15	2,816	19	Other current liabilities

[1]	Amounts are presented in U.S. dollar equivalents, as applicable.

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

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2017	2016
Foreign currency forwards	Selling, general and administrative expenses	$(19)	$50
Foreign currency forwards	Other income	34	1

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	November 30, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$940	$940	$—	$—
Available-for-sale investments[2]	1	1	—	—
Foreign currency forwards[3]	3	—	3	—
Liabilities:
Foreign currency forwards[3]	15	—	15	—
Interest rate swaps[4]	1	—	1	—

	August 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$2,096	$2,096	$—	$—
Available-for-sale investments[2]	1	1	—	—
Liabilities:
Foreign currency forwards[3]	19	—	19	—

[1]	Money market funds are valued at the closing price reported by the fund sponsor.

[2]	Fair values of quoted investments are based on current bid prices as of the balance sheet dates.

[3]
The fair value of forward currency contracts are estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.

[4]
The fair value of interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See note 8, financial instruments for additional information.

There were no transfers between levels for the three months ended November 30, 2017.

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

As of August 31, 2017, the Company was aware of two putative class action lawsuits filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the original Merger Agreement (prior to its amendment on January 29, 2017) (such transactions, the “Rite Aid Transactions”). One Rite Aid action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Pennsylvania action primarily alleged that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger, and also alleged that Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. The federal action alleged, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote relating to the Rite Aid Transactions. That motion was denied and plaintiffs agreed to stay the litigation until after the Rite Aid Transactions closed. On March 17, 2017, plaintiffs moved to lift the stay to allow plaintiffs to file an amended complaint. On August 4, 2017, that motion was granted for the limited purpose of allowing plaintiffs to file a motion seeking leave to amend their complaint in light of the termination of the Merger Agreement. Plaintiffs filed such a motion on September 22, 2017. The Company filed its response on October 6, 2017. The Court granted the motion on November 27, 2017, ordering the plaintiffs to file their amended complaint within 10 business days. Plaintiffs filed their amended complaint on December 11, 2017. The Court set a briefing schedule pursuant to which motions to dismiss will be filed by February 16, 2018, response briefs by April 17, 2018 and reply briefs by May 17, 2018.

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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Three months ended November 30,
	2017	2016
Service costs	$2	$2
Interest costs	47	43
Expected returns on plan assets	(51)	(37)
Total net periodic pension costs	$(2)	$8

The Company made cash contributions to its defined benefit pension plans of $9 million for the three months ended November 30, 2017, which primarily related to committed funded payments. The Company plans to contribute an additional $50 million to its defined benefit pension plans in fiscal 2018.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is approved annually by the Walgreen Co. Board of Directors and reviewed by the Compensation Committee and Finance Committee of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $57 million for the three months ended November 30, 2017 and November 30, 2016.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2017 was $30 million compared to a cost of $28 million in the three months ended November 30, 2016.

Note 12. Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 7.6 million outstanding options to purchase common shares that were anti-dilutive and excluded from the first quarter earnings per share calculation as of November 30, 2017 compared to 4.0 million as of November 30, 2016.

Note 13. Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended November 30,
	2017	2016
Depreciation expense	$335	$335
Intangible asset and other amortization	81	84
Total depreciation and amortization expense	$416	$419

Note 14. Supplemental financial information
The effective tax rate for the three months ended November 30, 2017 was 21.9% compared to 17.3% for the prior year period. The increase in effective tax rate was primarily attributable to reduced discrete tax benefits in the current period. During the three months ended November 30, 2016, we recognized a discrete tax benefit of $77 million related to reducing our deferred tax liabilities, following enactment of a U.K. tax rate reduction. This benefit did not recur during the three months ended November 30, 2017. The impact of this non-recurrence was partly offset by additional net discrete tax benefits for the three months ended November 30, 2017, primarily related to our equity method investment in AmerisourceBergen. Cash paid for income taxes was $45 million and $63 million in the three months ended November 30, 2017 and 2016, respectively.

Interest paid was $217 million and $246 million for the three months ended November 30, 2017 and 2016, respectively.

Note 15. Accumulated other comprehensive income (loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three months ended November 30, 2017 and 2016 (in millions):

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2017	$(139)	$—	$(33)	$(2)	$(2,877)	$(3,051)
Other comprehensive income (loss) before reclassification adjustments	(1)	—	—	3	506	508
Amounts reclassified from accumulated OCI	—	—	1	—	—	1
Tax benefit (provision)	1	—	(1)	(1)	—	(1)
Net other comprehensive income	—	—	—	2	506	508
Balance at November 30, 2017	$(139)	$—	$(33)	$—	$(2,371)	$(2,543)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2016	$(212)	$2	$(37)	$(1)	$(2,744)	$(2,992)
Other comprehensive income (loss) before reclassification adjustments	(11)	(1)	1	(1)	(808)	(820)
Tax benefit	2	—	—	—	—	2
Net other comprehensive income (loss)	(9)	(1)	1	(1)	(808)	(818)
Balance at November 30, 2016	$(221)	$1	$(36)	$(2)	$(3,552)	$(3,810)

Note 16. Segment reporting
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

•
The Retail Pharmacy USA segment consists of the Walgreens business, which includes the operation of retail drugstores and convenient care clinics; and operation of mail and central specialty pharmacy services. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

•
The Retail Pharmacy International segment consists of pharmacy-led health and beauty retail businesses and optical practices. These businesses include Boots branded stores in the United Kingdom, Thailand, Norway, the Republic of Ireland and the Netherlands; Benavides in Mexico and Ahumada in Chile. Sales for the segment are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products.

•
The Pharmaceutical Wholesale segment consists of the Alliance Healthcare pharmaceutical wholesaling and distribution businesses and an equity method investment in AmerisourceBergen. Wholesale operations are located in the United Kingdom, Germany, France, Turkey, Spain, the Netherlands, Egypt, Norway, Romania, Czech Republic and Lithuania. Sales for the segment are principally derived from wholesaling and distribution of a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, health and beauty products, home healthcare supplies and equipment, and related services to pharmacies and other healthcare providers.

The results of operations for each reportable segment include procurement benefits and an allocation of corporate-related overhead costs. The “Eliminations” column contains items not allocable to the reportable segments, as the information is not utilized by the chief operating decision maker to assess segment performance and allocate resources.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three months ended November 30, 2017
Sales to external customers	$22,489	$3,083	$5,168	$—	$30,740
Intersegment sales	—	—	550	(550)	—
Sales	$22,489	$3,083	$5,718	$(550)	$30,740

Adjusted operating income	$1,377	$210	$224	$(2)	$1,809

Three months ended November 30, 2016
Sales to external customers	$20,659	$2,962	$4,880	$—	$28,501
Intersegment sales	—	—	537	(537)	—
Sales	$20,659	$2,962	$5,417	$(537)	$28,501

Adjusted operating income	$1,289	$213	$224	$—	$1,726

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three months ended November 30, 2017
Adjusted operating income	$1,377	$210	$224	$(2)	$1,809
Adjustments to equity earnings in AmerisourceBergen					(189)
Acquisition-related amortization					(85)
Hurricane-related costs					(83)
LIFO provision					(54)
Acquisition-related costs					(51)
Legal settlement					(25)
Operating income					$1,322

Three months ended November 30, 2016
Adjusted operating income	$1,289	$213	$224	$—	$1,726
Adjustments to equity earnings in AmerisourceBergen					(41)
Acquisition-related amortization					(82)
LIFO provision					(58)
Acquisition-related costs					(17)
Cost transformation					(81)
Operating income					1,447

Note 17. Related parties
The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations.

Related party transactions (in millions):

	Three months ended
	November 30, 2017	November 30, 2016
Purchases, net	$11,604	$10,636

	November 30, 2017	August 31, 2017
Trade accounts payable, net	$4,818	$4,384

Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Note 18. New accounting pronouncements
Adoption of new accounting pronouncements
Measurement of inventory
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU simplifies current accounting treatments by requiring entities to measure most inventories at “the lower of cost and net realizable value” rather than using lower of cost or market. This guidance does not apply to inventories measured using last-in, first-out method or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years. The Company adopted this guidance on a prospective basis during the quarter ended November 30, 2017. The adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.

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

Presentation of net periodic pension cost and net periodic postretirement benefit cost
In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement cost in the same line item in the statement of earnings as other compensation costs arising from services rendered by the related employees during the period. The other net cost components are required to be presented in the statement of earnings separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of earnings to present the other net cost components must be disclosed in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interims periods within those fiscal years, and must be applied on a retrospective basis. The Company has evaluated the effect of adopting this new accounting guidance and determined that adoption will not have a material impact on the Company’s results of operations. The Company will adopt this new accounting guidance as of September 1, 2018 (fiscal 2019).

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

Classification of certain cash receipts and cash payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period and the new guidance must be applied on a retrospective basis. The Company is evaluating the effect this ASU will have on its consolidated statement of cash flows.

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
Classification and measurement of financial instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires equity investments (except those under the equity method of accounting or those that result in the consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This simplifies the impairment assessment of equity investments previous held at cost. Separate presentation of financial assets and liabilities by measurement category is required. This ASU is effective prospectively for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years. Early application is permitted, for fiscal years or interim periods that have not yet been issued as of the beginning of the fiscal year of adoption. The new guidance must be applied on a modified retrospective basis, with the exception of the amendments related to equity investments without readily determinable fair values, which must be applied on a prospective basis. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption to have a material impact on the Company’s results of operations.

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

Note 19. Subsequent event
On December 22, 2017, U.S. tax legislation was enacted that made significant changes to many elements of the U.S. federal Internal Revenue Code. Due to the recent enactment of this tax legislation and expected further rulemaking and future regulatory guidance, a comprehensive estimate of the overall tax impact to the Company's financial position, results of operations and cash flows cannot be made at this time. However, at this time, the Company does anticipate this tax legislation will result in a discrete tax impact related to revaluing the Company's U.S. federal deferred tax assets and liabilities, a discrete tax impact associated with including incremental earnings from the Company's non-U.S. entities in its U.S. federal income tax base and a change to the Company’s fiscal 2018 estimated annual tax rate due to the statutory corporate tax rate reduction. These changes will impact Deferred income tax and Other non-current liabilities in the Consolidated Condensed Balance Sheet.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the consolidated financial statements, accompanying notes and Management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” and in Item 1A “Risk factors” in our Form 10-K for the fiscal year ended August 31, 2017 and in Item 1A“Risk factors” in this report. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments:

•	Retail Pharmacy USA;

•	Retail Pharmacy International; and

•	Pharmaceutical Wholesale

See note 16, segment reporting for further information.

Acquisition of certain Rite Aid Corporation (“Rite Aid”) assets
On September 19, 2017, the Company announced it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. As of December 31, 2017, the Company had acquired 357 Rite Aid stores. The Company expects ownership of the remaining stores to be transferred in phases, with the goal being to complete the store transfers in spring 2018. These transfers remain subject to closing conditions set forth in the amended and restated asset purchase agreement.

The Company expects to complete integration of the acquired stores and related assets by the end of fiscal 2020, at an estimated total cost of approximately $750 million, which is reported as acquisition-related costs. In addition, the Company plans to spend approximately $500 million of capital on store conversions and related activities.

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

RECENT DEVELOPMENTS
Investment in Chinese Pharmacy Chain GuoDa
On December 6, 2017 the Company announced that it had reached an agreement with China National Accord Medicines Corporation Ltd. to become an investor in its subsidiary Sinopharm Holding Guoda Drugstores Co., Ltd. (“GuoDa”), a leading retail pharmacy chain in China.

Following a public tender process, the Company's bid met all the requirements set by the seller to acquire a 40 percent equity interest in GuoDa through a capital increase worth approximately $416 million. The transaction is subject to regulatory review and approval, and other customary closing conditions. Upon completion, the Company will account for this equity investment using the equity method of accounting.

Recent U.S. tax legislation
On December 22, 2017, U.S. tax legislation was enacted that made significant changes to many elements of the U.S. federal Internal Revenue Code.  Due to the recent enactment of this tax legislation and expected further rulemaking and future regulatory guidance, a comprehensive estimate of the overall tax impact to the Company's financial position, results of operations and cash flows cannot be made at this time. However, at this time, the Company does anticipate this tax legislation will result in a discrete tax impact related to revaluing the Company's U.S. federal deferred tax assets and liabilities, a discrete tax impact associated with including incremental earnings from the Company's non-U.S. entities in its U.S. federal income tax base and a change to the Company’s fiscal 2018 estimated annual tax rate due to the statutory corporate tax rate reduction. These changes will impact Deferred income tax and Other non-current liabilities in the Consolidated Condensed Balance Sheet.

See note 19, “subsequent event” above and “cautionary note regarding forward-looking statements” and Item 1A “Risk factors” below.

EXIT AND DISPOSAL ACTIVITIES
Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) as part of an initiative to optimize store locations within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. The Store Optimization Program includes plans to close approximately 600 stores and related assets across the U.S. and is expected to result in cost savings of $300 million per year to be delivered by the end of fiscal 2020. The actions under the Store Optimization Program are expected to take place over an 18 month period beginning in spring 2018.

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

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
As of November 30, 2017, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock, and had designated one member of AmerisourceBergen’s board of directors. As of November 30, 2017, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

Effective March 18, 2016, the Company began accounting for the investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment being classified within the operating income of the Pharmaceutical Wholesale segment. See note 4, equity method investments, to the Consolidated Condensed Financial Statements for further information.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for the three months ended November 30, 2017 and 2016, respectively.

	(in millions, except per share amounts)
	Three months ended November 30,
	2017	2016
Sales	$30,740	$28,501
Gross profit	7,341	7,116
Selling, general and administrative expenses	5,907	5,686
Equity earnings (loss) in AmerisourceBergen	(112)	17
Operating income	1,322	1,447
Adjusted operating income (Non-GAAP measure)[1]	1,809	1,726
Earnings before interest and income tax provision	1,185	1,448
Net earnings attributable to Walgreens Boots Alliance, Inc.	821	1,054
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	1,295	1,201
Net earnings per common share – diluted	0.81	0.97
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	1.28	1.10

	Percentage increases (decreases)
	Three months ended November 30,
	2017	2016
Sales	7.9	(1.8)
Gross profit	3.2	(4.1)
Selling, general and administrative expenses	3.9	(4.5)
Operating income	(8.6)	(1.4)
Adjusted operating income (Non-GAAP measure)[1]	4.8	0.4
Earnings before interest and income tax provision	(18.2)	2.6
Net earnings attributable to Walgreens Boots Alliance, Inc.	(22.1)	(5.0)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	7.8	6.1
Net earnings per common share – diluted	(16.5)	(4.0)
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	16.4	6.8

	Percent to sales
	Three months ended November 30,
	2017	2016
Gross margin	23.9	25.0
Selling, general and administrative expenses	19.2	20.0

[1]
See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
Net earnings attributable to Walgreens Boots Alliance for the three months ended November 30, 2017 decreased 22.1% to $821 million, while diluted net earnings per share decreased 16.5% to $0.81 compared with the prior year period. The decreases were mainly due to impairment of the Company's equity method investment in Guangzhou Pharmaceuticals Corporation (“Guangzhou Pharmaceuticals”). In addition, the decreases in net earnings reflect a loss from the Company's equity earnings in AmerisourceBergen in the current period and benefits from the U.K. tax rate reduction recorded in the comparable prior year period.

Other income (expense) for the three months ended November 30, 2017 was an expense of $137 million as compared to an income of $1 million in the comparable prior year period, which primarily reflects impairment of the Company's equity method investment in Guangzhou Pharmaceuticals.

Interest was a net expense of $149 million and $173 million for the three months ended November 30, 2017 and 2016, respectively. The decrease mainly reflects lower borrowings.

The effective tax rate for the three months ended November 30, 2017 was 21.9% compared to 17.3% for the prior year period.
The increase in effective tax rate was primarily attributable to reduced discrete tax benefits in the current period. During the three months ended November 30, 2016, we recognized a discrete tax benefit of $77 million related to reducing our deferred tax liabilities, following enactment of a U.K. tax rate reduction. This benefit did not recur during the three months ended November 30, 2017. The impact of this non-recurrence was partly offset by additional net discrete tax benefits for the three months ended November 30, 2017, primarily related to our equity method investment in AmerisourceBergen.

Adjusted diluted net earnings per share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended November 30, 2017 increased 7.8% to $1.3 billion, compared with the year-ago quarter. Adjusted diluted net earnings per share increased 16.4% to $1.28, compared with the year-ago quarter. Adjusted net earnings and adjusted diluted net earnings per share were positively impacted by 0.6 percentage points and 0.9 percentage points, respectively, due to currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted diluted net earnings per share for the three months ended November 30, 2017 was primarily due to an increase in sales and a reduction in selling, general and administrative expenses as a percentage of sales partially offset by lower gross margin.

Adjusted diluted net earnings per share for the three months ended November 30, 2017 also benefited from a lower number of shares in issue as a result of the stock repurchase programs described below. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA

	(in millions, except location amounts)
	Three months ended November 30,
	2017	2016
Sales	$22,489	$20,659
Gross profit	5,602	5,439
Selling, general and administrative expenses	4,476	4,334
Operating income	1,126	1,105
Adjusted operating income (Non-GAAP measure)[1]	1,377	1,289
Number of prescriptions[2]	196.4	187.2
30-day equivalent prescriptions[2,3]	260.2	237.6
Number of locations at period end	8,201	8,185

	Percentage increases (decreases)
	Three months ended November 30,
	2017	2016
Sales	8.9	1.4
Gross profit	3.0	(0.1)
Selling, general and administrative expenses	3.3	(1.9)
Operating income	1.9	7.5
Adjusted operating income (Non-GAAP measure)[1]	6.8	3.7
Comparable store sales[4]	4.7	1.1
Pharmacy sales	14.1	2.5
Comparable pharmacy sales[4]	7.4	2.0
Retail sales	(2.8)	(0.9)
Comparable retail sales[4]	(0.9)	(0.5)
Comparable number of prescriptions[2,4]	5.3	1.0
Comparable 30-day equivalent prescriptions[2,3,4]	8.9	3.4

	Percent to sales
	Three months ended November 30,
	2017	2016
Gross margin	24.9	26.3
Selling, general and administrative expenses	19.9	21.0

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.

[2]	Includes immunizations.

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

Sales for the three months ended November 30, 2017 and 2016
Retail Pharmacy USA division’s sales for the three months ended November 30, 2017 increased by 8.9% to $22.5 billion. Sales in comparable stores increased 4.7% compared with the year-ago quarter.

Pharmacy sales increased by 14.1% for the three months ended November 30, 2017 and represented 72.4% of the division’s sales. The increase in the current quarter is mainly due to higher prescription volumes including mail and central specialty following the formation of AllianceRx Walgreens Prime. In the year-ago quarter, pharmacy sales increased 2.5% and represented 69.1% of the division’s sales. Comparable pharmacy sales increased 7.4% for the three months ended November 30, 2017, compared to an increase of 2.0% in the year-ago quarter, primarily due to strong volume growth from Medicare Part D and volume growth from previously announced strategic pharmacy partnerships. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.0% in the three months ended November 30, 2017 compared to a reduction of 2.2% in the year-ago quarter. On division sales, this effect was a reduction of 1.2% for the three months ended November 30, 2017 compared to a reduction of 1.3% for the year-ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended November 30, 2017 was 196.4 million compared to 187.2 million in the year-ago quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 260.2 million in the three months ended November 30, 2017 compared to 237.6 million in the year-ago quarter.

Retail sales decreased 2.8% for the three months ended November 30, 2017 and were 27.6% of the division’s sales. In the year-ago quarter, retail sales decreased 0.9% and represented 30.9% of the division’s sales. The decrease in the current quarter reflects the impact of recent store closures, the impact of the previously announced closure of certain e-commerce operations and loss of sales as a result of the hurricanes in the U.S. and Puerto Rico. Comparable retail sales decreased 0.9% in the three months ended November 30, 2017 compared to a decrease of 0.5% in the year-ago quarter. The decrease in comparable retail sales growth in the current period was due to declines in the consumables and general merchandise category and in the personal care category, partially offset by growth in the health and wellness category and in the beauty category.

Operating income for the three months ended November 30, 2017 and 2016
Retail Pharmacy USA division’s operating income for the three months ended November 30, 2017 increased 1.9% to $1.1 billion. The increase was primarily due to higher pharmacy sales, and a reduction in selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin.

Gross margin was 24.9% for the three months ended November 30, 2017 compared to 26.3% in the year-ago quarter. Pharmacy margins in the current period were negatively impacted by lower third-party reimbursements and a higher mix of specialty sales. The decrease in pharmacy margins were partially offset by the favorable impact of procurement efficiencies. Retail margins were positively impacted in the current period primarily due to underlying margin improvement from changes to promotions and improved mix.

Selling, general and administrative expenses as a percentage of sales were 19.9% in the three months ended November 30, 2017 compared to 21.0% in the year-ago quarter. Expenses as a percentage of sales were lower in the current period primarily due to sales mix and higher sales.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2017 and 2016
Retail Pharmacy USA division’s adjusted operating income for the three months ended November 30, 2017 increased 6.8% to $1.4 billion. The increase was primarily due to higher pharmacy sales, and a reduction in selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International
This division comprises retail pharmacy businesses operating in currencies other than the U.S. dollar, including the British Pound, Euro, Chilean Peso and Mexican Peso, and therefore the division’s results are impacted by movements in foreign currency exchange rates. See Item 3. Quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk for further information on currency risk.

	(in millions, except location amounts)
	Three months ended November 30,
	2017	2016
Sales	$3,083	$2,962
Gross profit	1,224	1,175
Selling, general and administrative expenses	1,040	993
Operating income	184	182
Adjusted operating income (Non-GAAP measure)[1]	210	213
Number of locations at period end	4,716	4,686

	Percentage increases (decreases)
	Three months ended November 30,
	2017	2016
Sales	4.1	(14.4)
Gross profit	4.2	(17.4)
Selling, general and administrative expenses	4.7	(11.3)
Operating income	1.1	(39.7)
Adjusted operating income (Non-GAAP measure)[1]	(1.4)	(32.4)
Comparable store sales[2]	4.2	(14.8)
Comparable store sales in constant currency[2,3]	(0.7)	(0.1)
Pharmacy sales	4.4	(15.8)
Comparable pharmacy sales[2]	4.7	(14.6)
Comparable pharmacy sales in constant currency[2,3]	(0.1)	(0.5)
Retail sales	3.9	(13.6)
Comparable retail sales[2]	4.0	(15.0)
Comparable retail sales in constant currency[2,3]	(1.0)	0.2

	Percent to sales
	Three months ended November 30,
	2017	2016
Gross margin	39.7	39.7
Selling, general and administrative expenses	33.7	33.5

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

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

Sales for the three months ended November 30, 2017 and 2016
Retail Pharmacy International division’s sales for the three months ended November 30, 2017 increased 4.1% to $3.1 billion. Sales in comparable stores increased 4.2% from the year-ago quarter. The positive impact of currency translation on both sales and comparable sales was 4.9 percentage points. Comparable store sales in constant currency decreased 0.7% from the year-ago quarter.

Pharmacy sales increased 4.4% in the three months ended November 30, 2017 and represented 35.8% of the division’s sales. Comparable pharmacy sales increased 4.7% from the year-ago quarter. The positive impact of currency translation on pharmacy sales and comparable pharmacy sales was 4.7 percentage points and 4.8 percentage points, respectively. Comparable pharmacy sales in constant currency decreased 0.1% from the year-ago quarter.

Retail sales increased 3.9% for the three months ended November 30, 2017 and were 64.2% of the division’s sales. Comparable retail sales increased 4.0% from the year-ago quarter. The positive impact of currency translation on both retail sales and comparable retail sales was 5.0 percentage points. Comparable retail sales in constant currency decreased 1.0% from the year-ago quarter reflecting lower Boots UK retail sales.

Operating income for the three months ended November 30, 2017 and 2016
Retail Pharmacy International division’s operating income for the three months ended November 30, 2017 increased 1.1% to $184 million. Currency translation positively impacted operating income by 4.4 percentage points ($8 million).

Gross profit increased 4.2% from the year-ago quarter. Currency translation positively impacted gross profit by 5.0 percentage points ($58 million).

Selling, general and administrative expenses increased 4.7% from the year-ago quarter. Currency translation negatively impacted expenses by 5.0 percentage points ($50 million). As a percentage of sales, selling, general and administrative expenses were 33.7% in the three months ended November 30, 2017 compared to 33.5% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2017 and 2016
Retail Pharmacy International division’s adjusted operating income for the three months ended November 30, 2017 decreased 1.4% to $210 million. Currency translation positively impacted adjusted operating income by 4.2 percentage points ($9 million). Adjusted operating income in constant currency decreased 5.6% primarily due to lower sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Pharmaceutical Wholesale
This division includes pharmaceutical wholesale businesses operating in currencies other than the U.S. dollar including the British Pound, Euro, and Turkish Lira, and thus the division’s results are impacted by movements in foreign currency exchange rates. See Item 3. Quantitative and qualitative disclosure about market risk, Foreign currency exchange rate risk for further information on currency risk.

	(in millions, except location amounts)
	Three months ended November 30,
	2017	2016
Sales	$5,718	$5,417
Gross profit	522	502
Selling, general and administrative expenses	396	359
Equity earnings in AmerisourceBergen	(112)	17
Operating income	14	160
Adjusted operating income (Non-GAAP measure)[1]	224	224

	Percentage increases (decreases)
	Three months ended November 30,
	2017	2016
Sales	5.6	(6.5)
Gross profit	4.0	(9.9)
Selling, general and administrative expenses	10.3	(13.3)
Operating income	(91.3)	11.9
Adjusted operating income (Non-GAAP measure)[1]	—	34.9
Comparable sales[2]	5.6	(2.7)
Comparable sales in constant currency[2,3]	4.5	4.7

	Percent to sales
	Three months ended November 30,
	2017	2016
Gross margin	9.1	9.3
Selling, general and administrative expenses	6.9	6.6

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

[2]	Comparable sales are defined as sales excluding acquisitions and dispositions.

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

Sales for the three months ended November 30, 2017 and 2016
Pharmaceutical Wholesale division’s sales for the three months ended November 30, 2017 increased 5.6% to $5.7 billion.

Sales were positively impacted by 1.1 percentage points as a result of currency translation. Comparable sales in constant currency increased 4.5% due to sales growth in emerging markets partially offset by challenging market conditions in certain continental European countries.

Operating income for the three months ended November 30, 2017 and 2016
Pharmaceutical Wholesale division’s operating income for the three months ended November 30, 2017, which included a loss of $112 million from the Company’s share of equity earnings in AmerisourceBergen, decreased 91.3% to $14 million. The decrease in net earnings from AmerisourceBergen was due to the Company's share of the litigation accrual included in AmerisourceBergen's fourth quarter results for the fiscal year ended September 30, 2017. Operating income was negatively impacted by 1.3 percentage points ($2 million) as a result of currency translation.

Gross profit increased 4.0% from the year-ago quarter. Gross profit was positively impacted by 1.6 percentage points ($8 million) as a result of currency translation. The remaining increase was primarily due to sales growth partially offset by lower gross margin, including some generic procurement pressure.

Selling, general and administrative expenses increased 10.3% from the year-ago quarter. Expenses were negatively impacted by 2.8 percentage points ($10 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 6.9% in the current quarter, compared to 6.6% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2017 and 2016
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended November 30, 2017, which included $77 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, was unchanged at $224 million. Adjusted operating income was negatively impacted by 0.4 percentage points ($1 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income decreased 10.8% over the year-ago quarter, primarily due to higher selling, general and administrative expenses as a percentage of sales and lower gross margin, partially offset by sales growth. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions)
	Three months ended November 30, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,126	$184	$14	$(2)	$1,322
Adjustments to equity earnings in AmerisourceBergen	—	—	189	—	189
Acquisition-related amortization	38	26	21	—	85
Hurricane-related costs	83	—	—	—	83
LIFO provision	54	—	—	—	54
Acquisition-related costs	51	—	—	—	51
Legal settlement	25	—	—	—	25
Adjusted operating income (Non-GAAP measure)	$1,377	$210	$224	$(2)	$1,809

	(in millions)
	Three months ended November 30, 2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,105	$182	$160	$—	$1,447
Adjustments to equity earnings in AmerisourceBergen	—	—	41	—	41
Acquisition-related amortization	37	25	20	—	82
LIFO provision	58	—	—	—	58
Acquisition-related costs	17	—	—	—	17
Cost transformation	72	6	3	—	81
Adjusted operating income (Non-GAAP measure)	$1,289	$213	$224	$—	$1,726

	(in millions, except per share amounts)
	Three months ended November 30,
	2017	2016
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$821	$1,054

Adjustments to operating income:
Adjustments to equity earnings in AmerisourceBergen	189	41
Acquisition-related amortization	85	82
Hurricane-related costs	83	—
LIFO provision	54	58
Acquisition-related costs	51	17
Legal settlement	25	—
Cost transformation	—	81
Total adjustments to operating income	487	279

Adjustments to other income (expense):
Impairment of equity method investment	170	—
Net investment hedging gain	(34)	(1)
Total adjustments to other income (expense)	136	(1)

Adjustments to interest expense, net:
Prefunded acquisition financing costs	24	41
Total adjustments to interest expense, net	24	41

Adjustments to income tax provision:
United Kingdom tax rate change[1]	—	(77)
Equity method non-cash tax	(50)	2
Tax impact of adjustments[2]	(123)	(97)
Total adjustments to income tax provision	(173)	(172)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,295	$1,201

Diluted net earnings per common share (GAAP)	$0.81	$0.97
Adjustments to operating income	0.48	0.25
Adjustments to other income (expense)	0.13	—
Adjustments to interest expense, net	0.02	0.04
Adjustments to income tax provision	(0.16)	(0.16)
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.28	$1.10

Weighted average common shares outstanding, diluted	1,011.1	1,088.3

[1]	Discrete tax-only items.

[2]	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $1.8 billion (including $1.1 billion in non-U.S. jurisdictions) as of November 30, 2017, compared to $9.6 billion (including $1.8 billion in non-U.S. jurisdictions) at November 30, 2016. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases. Net cash provided by operating activities for the three months ended November 30, 2017 was $961 million, compared to $525 million for the year-ago period. The increase in cash provided by operating activities was primarily due to lower cash outflows from changes in inventories, higher cash inflows from trade accounts payables, lower cash outflows from accrued expenses and other liabilities partially offset by higher cash outflows from accounts receivable. Decreases in cash outflows on inventories resulted primarily from Retail Pharmacy USA inventory management initiatives related to simplified retail product offering, promotional efficiencies and lower brand name drug inflation. Changes in trade accounts payable, accrued expenses and other liabilities, and accounts receivables is mainly driven by timing of payments and collections.

Net cash used for investing activities was $599 million for the three months ended November 30, 2017, compared to $89 million provided by in the year-ago period. Business acquisitions in the three months ended November 30, 2017 were $265 million compared to $15 million for the year-ago period.

For the three months ended November 30, 2017 and for the year-ago period, additions to property, plant and equipment were $378 million. Capital expenditures by reporting segment were as follows:

	Three months ended November 30,
	2017	2016
Retail Pharmacy USA	$281	$230
Retail Pharmacy International	71	119
Pharmaceutical Wholesale	26	29
Total	$378	$378

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Additionally, investing activities for the three months ended November 30, 2017 did not include any proceeds related to sale-leaseback transactions, compared to $436 million of proceeds in the year-ago period.

Net cash used for financing activities for the three months ended November 30, 2017 was $1.9 billion, compared to net cash used of $778 million in the year-ago period. For the three months ended November 30, 2017 we completed $2.5 billion of share repurchases comprised of $2.2 billion of repurchases under the June 2017 stock repurchase program described below and $289 million of repurchases to support the needs of employee stock plans. We completed $457 million of share repurchases during the three months ended November 30, 2016. Proceeds related to employee stock plans were $32 million during the three months ended November 30, 2017, compared to $41 million for the three months ended November 30, 2016. Cash dividends paid were $413 million during the three months ended November 30, 2017, compared to $406 million for the same period a year ago. We currently intend to continue to maintain a long-term dividend payout ratio target of approximately 30 to 35 percent of adjusted net earnings attributable to Walgreens Boots Alliance.

Stock repurchase programs
In April 2017, Walgreens Boots Alliance authorized a stock repurchase program (the “April 2017 stock repurchase program”), which authorized the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. In May 2017, the Company completed the April 2017 stock repurchase program, purchasing 11.8 million shares. In June 2017, Walgreens Boots Alliance authorized a new stock repurchase program, which authorized the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018, which authorization was increased by an additional $1.0 billion in October 2017 (as expanded, the “June 2017 stock repurchase program”). During fiscal 2017, the Company purchased 47.2 million shares at a total cost of $3.8 billion under the June 2017 stock repurchase program. During the three months ended November 30, 2017, the Company purchased 30.3 million shares at a total cost of $2.2 billion, which completed the June 2017 stock repurchase program. We determine the timing and amount of repurchases, including repurchases to offset anticipated dilution from equity incentive plans, based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. We have repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable us to repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws.

Commercial paper
The Company periodically borrows under its commercial paper program and may continue to borrow under it in future periods. The Company had $990 million commercial paper borrowings outstanding as of November 30, 2017 and there were no commercial paper borrowings outstanding as of November 30, 2016. The Company had average daily short-term borrowings of $620 million of commercial paper outstanding at a weighted average interest rate of 1.46% for the three months ended November 30, 2017 and no activity under its commercial paper program for the three months ended November 30, 2016.

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

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement with the lenders party thereto (the “2014 Revolving Credit Agreement”), which has available credit of $3.0 billion, of which $500 million is available for the issuance of letters of credit. Borrowings under the 2014 Revolving Credit Agreement bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of November 30, 2017 and 2016, there were no borrowings or letters of credit issued pursuant to the 2014 Revolving Credit Agreement.

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

On February 1, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, Walgreens Boots Alliance entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. Borrowings under the February 2017 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. In connection with the February 2017

Revolving Credit Agreement, Walgreens Boots Alliance paid upfront fees of $0.5 million and additional extension fees of $0.5 million in respect of the amendment to the February 2017 Revolving Credit Agreement. In addition, Walgreens Boots Alliance has agreed to pay to the lenders under the February 2017 Revolving Credit Agreement certain customary fees. As of November 30, 2017, there were no borrowings under the February 2017 Revolving Credit Agreement.

On August 24, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit agreement with the lenders from time to time party thereto (the “August 2017 Revolving Credit Agreement”) and a $1.0 billion term loan credit agreement with Sumitomo Mitsui Banking Corporation (the “2017 Term Loan Credit Agreement” and together with the August 2017 Revolving Credit Agreement, the “August 2017 Credit Agreements”). The August 2017 Revolving Credit Agreement is an unsecured revolving credit facility with a facility termination date of the earlier of (a) January 31, 2019, subject to any extension thereof pursuant to the terms of the August 2017 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. The 2017 Term Loan Credit Agreement is an unsecured “multi-draw” term loan facility maturing on March 30, 2019. The aggregate commitments of Sumitomo Mitsui Banking Corporation under the 2017 Term Loan Credit Agreement are initially equal to $1.0 billion, which shall be reduced on June 1, 2018 to the lesser of $500 million and the aggregate remaining undrawn commitments thereunder. Any remaining undrawn commitments thereunder and the ability of Walgreens Boots Alliance to request loans under such commitments shall terminate on September 1, 2018.

Borrowings under the August 2017 Credit Agreements will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. Upfront fees paid to date in connection with the August 2017 Credit Agreements totaled $1.25 million. In addition, Walgreens Boots Alliance has agreed to pay to the lenders under the August 2017 Credit Agreements certain customary fees. As of November 30, 2017, Walgreens Boots Alliance had $30 million of borrowings outstanding under the 2017 Term Loan Credit Agreement and there were no borrowings outstanding under the August 2017 Revolving Credit Agreement.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants. As of November 30, 2017, the Company was in compliance with all such applicable covenants.

Credit ratings
As of January 3, 2018, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term debt rating	Commercial paper rating	Outlook
Fitch	BBB	F2	Stable
Moody’s	Baa2	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

In assessing our credit strength, each rating agency considers various factors including our business model, capital structure, financial policies and financial performance. There can be no assurance that any particular rating will be assigned or maintained. Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs. The rating agency ratings are not recommendations to buy, sell or hold our debt securities or commercial paper. Each rating may be subject to revision or withdrawal at any time by the assigning rating agency and should be evaluated independently of any other rating.

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

As of November 30, 2017, we have issued $252 million in letters of credit, primarily related to insurance obligations. We also had $46 million of guarantees to various suppliers outstanding as of November 30, 2017. We remain secondarily liable on 71 leases. The maximum potential undiscounted future payments related to these leases was $318 million as of November 30, 2017.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Other than our obligations under the amended and restated asset purchase agreement with Rite Aid and the transactions contemplated thereby, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations disclosed in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2017.

CRITICAL ACCOUNTING POLICIES
The consolidated financial statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2017. Some of the more significant estimates include business combinations, goodwill and indefinite-lived intangible asset impairment, vendor allowances, liability for closed locations, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. There have been no significant changes in those accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in note 18, new accounting pronouncements in Item 1. Consolidated Condensed Financial Statements (Unaudited) of this Current Report on Form 10-Q and is incorporated herein by reference.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs and charges associated with our store optimization program will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, changes in management’s assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets and interest rates, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the ability of the parties to satisfy the closing conditions and consummate the phased acquisition of certain assets pursuant to our amended and restated asset purchase agreement with Rite Aid on a timely basis or at all, the risks associated with the integration of complex businesses, outcomes of legal and regulatory matters, and risks associated with changes in laws, including those relating to the recent U.S. tax legislation, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A. “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, in Item 1A. “Risk factors” in this report and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding our transactions are set forth in note 8, financial instruments to our Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On November 30, 2017, we had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

Foreign currency exchange rate risk
We are exposed to fluctuations in foreign currency exchange rates, primarily with respect to the British Pound Sterling and Euro, and certain other foreign currencies, which may affect our net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows of certain entities denominated in foreign currencies. These transactions are almost exclusively less than 12 months in maturity. In addition, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions). As circumstances warrant, we also use basis swaps as hedging instruments to hedge portions of our net investments in foreign operations. The foreign currency derivative instruments held as of November 30, 2017 are sensitive to changes in exchange rates. A 1% increase or decrease in foreign currency exchange rates versus the U.S. dollar would increase or decrease our pre-tax income by approximately $11 million due to changes in the value of foreign currency derivative instruments. Excluded from the computation were anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to partially hedge.

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the three months ended November 30, 2017 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk factors” in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2017 and the amended and restated risk factor set forth below, which could materially affect our business, financial condition or future results.

We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.

We are a large corporation with operations in the U.S. and numerous other jurisdictions around the world. As such, we are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various foreign jurisdictions. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As the tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision.

From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the recent U.S. tax legislation enacted on December 22, 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, that could significant and adversely affect our U.S. federal income tax position. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. We are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws (such as the recent U.S. tax legislation), rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

Item 2. Unregistered sales of equity securities and use of proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended November 30, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer purchases of equity securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program[1]
09/01/17 – 09/30/17	14,544,366	$81.10	14,544,366	$57,093,011
10/01/17 – 10/31/17	4,038,853	68.90	4,038,853	778,767,494
11/01/17 – 11/30/17[2]	15,916,694	67.06	11,686,694	—
Total	34,499,913	$73.19	30,269,913	$—

[1]
In June 2017, Walgreens Boots Alliance authorized a new stock repurchase program (the “June 2017 stock repurchase program”), which authorizes the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018. The Company purchased 47.2 million shares in fiscal 2017 at a total cost of $3.8 billion under the June 2017 stock repurchase program. The Company completed the authorized $5.0 billion of stock repurchases in October 2017. On October 24, 2017, the Company expanded the June 2017 stock repurchase program by an additional $1.0 billion and completed the additionally authorized $1.0 billion of stock repurchases in November 2017.

[2]	The Company purchased 4.2 million shares of its common stock in open-market transactions to support the needs of its employee stock plans.

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.

10.1*	Form of Performance Share Award agreement for CEO (effective October 2017).	Filed herewith.

10.2*	Form of Stock Option Award agreement for CEO (effective October 2017).	Filed herewith.

10.3*	Form of Restricted Stock Unit Award agreement for Executive Chairman (effective October 2017).	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

___________________________

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: January 4, 2018	/s/ George R. Fairweather
George R. Fairweather
Executive Vice President and Global Chief Financial Officer

Dated: January 4, 2018	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)