Form 10-Q
period 2018-02-28
Walgreens Boots Alliance, Inc.
filed 2018-03-28
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2018
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
Yes ☐        No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 28, 2018 was 991,665,577.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2018

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	February 28, 2018	August 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,749	$3,301
Accounts receivable, net	7,281	6,528
Inventories	10,316	8,899
Other current assets	1,012	1,025
Total current assets	20,358	19,753
Non-current assets:
Property, plant and equipment, net	14,045	13,642
Goodwill	17,017	15,632
Intangible assets, net	12,220	10,156
Equity method investments (see note 5)	6,431	6,320
Other non-current assets	745	506
Total non-current assets	50,458	46,256
Total assets	$70,816	$66,009

Liabilities and equity
Current liabilities:
Short-term debt	$3,140	$251
Trade accounts payable (see note 17)	13,301	12,494
Accrued expenses and other liabilities	5,675	5,473
Income taxes	443	329
Total current liabilities	22,559	18,547
Non-current liabilities:
Long-term debt	12,532	12,684
Deferred income taxes	1,946	2,281
Other non-current liabilities	5,601	4,223
Total non-current liabilities	20,079	19,188
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at February 28, 2018 and August 31, 2017	12	12
Paid-in capital	10,408	10,339
Retained earnings	31,513	30,137
Accumulated other comprehensive loss	(2,163)	(3,051)
Treasury stock, at cost; 180,848,041 shares at February 28, 2018 and 148,664,548 at August 31, 2017	(12,415)	(9,971)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	27,355	27,466
Noncontrolling interests	823	808
Total equity	28,178	28,274
Total liabilities and equity	$70,816	$66,009

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the six months ended February 28, 2018 and 2017
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Employee stock loan receivable	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interests	Total equity
August 31, 2017	1,023,849,070	$12	$(9,971)	$10,339	$—	$(3,051)	$30,137	$808	$28,274
Net earnings	—	—	—	—	—	—	2,170	1	2,171
Other comprehensive income, net of tax	—	—	—	—	—	888	—	20	908
Dividends declared	—	—	—	—	—	—	(794)	(6)	(800)
Treasury stock purchases	(34,499,913)	—	(2,525)	—	—	—	—	—	(2,525)
Employee stock purchase and option plans	2,316,420	—	81	2	—	—	—	—	83
Stock-based compensation	—	—	—	63	—	—	—	—	63
Noncontrolling interests contribution	—	—	—	4	—	—	—	—	4
February 28, 2018	991,665,577	$12	$(12,415)	$10,408	$—	$(2,163)	$31,513	$823	$28,178

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Employee stock loan receivable	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interests	Total equity
August 31, 2016	1,082,986,591	$12	$(4,934)	$10,111	$(1)	$(2,992)	$27,684	$401	$30,281
Net earnings	—	—	—	—	—	—	2,114	15	2,129
Other comprehensive (loss), net of tax	—	—	—	—	—	(817)	—	(43)	(860)
Dividends declared	—	—	—	—	—	—	(811)	(6)	(817)
Treasury stock purchases	(5,600,000)	—	(457)	—	—	—	—	—	(457)
Employee stock purchase and option plans	3,308,783	—	106	10	1	—	—	—	117
Stock-based compensation	—	—	—	52	—	—	—	—	52
Noncontrolling interests in businesses acquired	—	—	—	(11)	—	—	—	(13)	(24)
February 28, 2017	1,080,695,374	$12	$(5,285)	$10,162	$—	$(3,809)	$28,987	$354	$30,421

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Sales	$33,021	$29,446	$63,761	$57,947
Cost of sales	24,925	21,885	48,324	43,270
Gross profit	8,096	7,561	15,437	14,677

Selling, general and administrative expenses	6,318	6,124	12,225	11,810
Equity earnings in AmerisourceBergen	202	42	90	59
Operating income	1,980	1,479	3,302	2,926

Other income (expense)	9	(15)	(128)	(14)
Earnings before interest and income tax provision	1,989	1,464	3,174	2,912

Interest expense, net	151	172	300	345
Earnings before income tax provision	1,838	1,292	2,874	2,567
Income tax provision	503	246	730	466
Post tax earnings from other equity method investments	14	16	27	28
Net earnings	1,349	1,062	2,171	2,129
Net earnings attributable to noncontrolling interests	—	2	1	15
Net earnings attributable to Walgreens Boots Alliance, Inc.	$1,349	$1,060	$2,170	$2,114

Net earnings per common share:
Basic	$1.36	$0.98	$2.17	$1.96
Diluted	$1.36	$0.98	$2.16	$1.94

Dividends declared per share	$0.400	$0.375	$0.800	$0.750

Weighted average common shares outstanding:
Basic	991.0	1,079.7	998.6	1,080.9
Diluted	995.5	1,085.5	1,003.3	1,086.9

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Comprehensive income:
Net earnings	$1,349	$1,062	$2,171	$2,129

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(2)	5	(2)	(4)
Unrealized gain on cash flow hedges	1	1	1	2
Unrecognized loss on available-for-sale investments	—	—	—	(1)
Share of other comprehensive loss of equity method investments	—	(4)	2	(5)
Currency translation adjustments	387	3	907	(852)
Total other comprehensive income (loss)	386	5	908	(860)
Total comprehensive income	1,735	1,067	3,079	1,269

Comprehensive income (loss) attributable to noncontrolling interests	6	5	21	(28)
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$1,729	$1,062	$3,058	$1,297

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six months ended February 28,
	2018	2017
Cash flows from operating activities:
Net earnings	$2,171	$2,129
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	858	831
Deferred income taxes	(474)	(226)
Stock compensation expense	63	52
Equity earnings from equity method investments	(117)	(87)
Other	87	184
Changes in operating assets and liabilities:
Accounts receivable, net	(637)	189
Inventories	(314)	(507)
Other current assets	(66)	17
Trade accounts payable	592	789
Accrued expenses and other liabilities	182	(309)
Income taxes	903	154
Other non-current assets and liabilities	(72)	166
Net cash provided by operating activities	3,176	3,382

Cash flows from investing activities:
Additions to property, plant and equipment	(666)	(639)
Proceeds from sale-leaseback transactions	—	436
Proceeds from sale of other assets	18	22
Business and intangible asset acquisitions, net of cash acquired	(3,375)	(52)
Other	(133)	36
Net cash used for investing activities	(4,156)	(197)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	836	76
Proceeds from debt	3,089	—
Payments of debt	(1,279)	(9)
Stock purchases	(2,525)	(457)
Proceeds related to employee stock plans	83	116
Cash dividends paid	(815)	(817)
Other	(5)	(31)
Net cash used for financing activities	(616)	(1,122)

Effect of exchange rate changes on cash and cash equivalents	44	(48)
Changes in cash and cash equivalents:
Net decrease in cash and cash equivalents	(1,552)	2,015
Cash and cash equivalents at beginning of period	3,301	9,807
Cash and cash equivalents at end of period	$1,749	$11,822

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

The Consolidated Condensed Financial Statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

In the opinion of management, the unaudited Consolidated Condensed Financial Statements for the interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. The influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms, strategic transactions including acquisitions, changes in laws, and general economic conditions in the markets in which the Company operates, and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years. With respect to the Company’s Retail Pharmacy USA segment, the positive impact on gross profit margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on the Company’s Retail Pharmacy USA segment’s sales, gross profit margins and gross profit dollars making the Company’s operations or net earnings for any period incomparable.

Note 2. Acquisitions
Acquisition of certain Rite Aid Corporation (“Rite Aid”) assets
On September 19, 2017, the Company announced that it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. The purchases of these stores have been accounted for as business combinations and occurred in waves during fiscal 2018. The Company purchased 1,445 stores for total cash consideration of $3.1 billion for the three months ended February 28, 2018 and 1,542 stores for total cash consideration of $3.3 billion for the six months ended February 28, 2018. From March 1, 2018 through the date of this report, the Company purchased the 390 remaining stores for total cash consideration of $820 million, which completed the purchase of stores pursuant to the amended and restated asset purchase agreement. The transition of the three distribution centers and related inventory is expected to begin during fiscal 2019 and remain subject to closing conditions set forth in the amended and restated asset purchase agreement.

As of February 28, 2018, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and therefore the purchase price allocation has not been finalized. The preliminary purchase price allocation will be subject to further refinement and may result in material changes. These changes will primarily relate to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified. The following table summarizes the consideration for the purchases and the preliminary amounts of identified assets acquired and liabilities assumed as of the six months ended February 28, 2018.

Consideration	$3,509

Identifiable assets acquired and liabilities assumed
Inventories	$998
Property, plant and equipment	431
Intangible assets	1,624
Accrued expenses and other liabilities	(41)
Deferred income taxes	3
Other non-current liabilities	(516)
Total identifiable net assets	2,499
Goodwill	$1,010

The preliminary identified definite-lived intangible assets were as follows:

Definite-lived intangible assets	Weighted-average useful life (in years)	Amount (in millions)
Customer relationships	12	$1,463
Favorable lease interests	7	145
Trade names and trademarks	2	16
Total		$1,624

Consideration includes cash of $3,336 million and the fair value of the option granted to Rite Aid to become a member of the Company’s group purchasing organization, Walgreens Boots Alliance Development GmbH. The fair value for the WBAD option was determined using the income approach methodology.  The fair value estimates are based on the market compensation for such services and appropriate discount rate, as relevant, that market participants would consider when estimating fair values.

The goodwill of $1,010 million arising from the business combinations primarily reflects the expected operational synergies and cost savings generated from the Store Optimization Program (discussed in note 3, exit and disposal activities, below) as well as the expected growth from new customers. The goodwill was allocated to the Retail Pharmacy USA segment. Substantially all of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value for customer relationships was determined using the multi-period excess earnings method, a form of the income approach. Real property fair values were determined using primarily the income approach and sales comparison approach. The fair value measurements of the intangible assets are based on significant inputs not observable in the market, and thus represent Level 3 measurements. The fair value estimates for the intangible assets are based on projected discounted cash flows, historical and projected financial information, and attrition rates, as relevant, that market participants would consider when estimating fair values.

The following table presents supplemental unaudited condensed pro forma consolidated sales for the three and six months ended February 28, 2018 and 2017 as if all 1,932 stores acquired under the amended and restated asset purchase agreement had occurred on September 1, 2016. Pro forma net earnings of the Company, assuming these purchases had occurred at the beginning of each period presented, would not be materially different from the results reported. See note 3, exit and disposal activities, for additional disclosures. The unaudited condensed pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the purchases occurred at the beginning of the periods presented or results which may occur in the future.

	Three months ended February 28,		Six months ended February 28,
(in millions)	2018	2017	2018	2017
Sales	$34,567	$31,928	$67,693	$62,882

Actual sales from the 1,542 Rite Aid stores acquired for the three and six months ended February 28, 2018 included in the Consolidated Statement of Earnings are as follows:

(in millions)	Three months ended February 28, 2018	Six months ended February 28, 2018
Sales	$789	$815

The 1,542 Rite Aid stores acquired did not have a material impact on net earnings of the Company for the three and six months ended February 28, 2018.

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

As of February 28, 2018, the Company had not completed the analysis to determine the fair value of the consideration acquired or to assign fair values to all tangible and intangible assets acquired, and therefore the purchase price allocation has not been finalized. The preliminary purchase price allocation will be subject to further refinement and may result in material changes. These changes will primarily relate to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified. The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions).

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

Note 3. Exit and disposal activities
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) as part of an initiative to optimize store locations within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. The Store Optimization Program includes plans to close approximately 600 stores and related assets across the U.S. The actions under the Store Optimization Program commenced in March 2018 and are expected to take place over an 18 month period.

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

The Company did not incur any charges related to the Store Optimization Program for the three and six months ended February 28, 2018.

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

The changes in accrued expenses and other liabilities related to the Cost Transformation Program for the six months ended February 28, 2018 include the following (in millions):

	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2017	$521	$79	$600
Payments	(79)	(63)	(142)
Other - non cash	9	—	9
Balance at February 28, 2018	$451	$16	$467

Restructuring costs by segment included in the three and six months ended February 28, 2017 are as follows (in millions):

Three Months Ended February 28, 2017	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$65	$1	$1	$67
Real estate costs	240	—	—	240
Severance and other business transition and exit costs	11	18	4	33
Total restructuring costs	$316	$19	$5	$340

Six Months Ended February 28, 2017	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$111	$3	$1	$115
Real estate costs	249	—	—	249
Severance and other business transition and exit costs	28	22	7	57
Total restructuring costs	$388	$25	$8	$421

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

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. Historically, the Company has entered into several sale-leaseback transactions. For the six months ended February 28, 2018, the Company did not record any proceeds from sale-leaseback transactions. For the six months ended February 28, 2017, the Company recorded proceeds from sale-leaseback transactions of $436 million.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. During the three and six months ended February 28, 2018, the Company recorded charges of $28 million and $67 million for facilities that were closed. This compares to $247 million and $264 million for the three and six months ended February 28, 2017. These charges are reported in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges primarily in other non-current liabilities, include the following (in millions):

	For the six months ended February 28, 2018	For the twelve months ended August 31, 2017
Balance at beginning of period	$718	$466
Provision for present value of non-cancellable lease payments on closed facilities	32	344
Changes in assumptions	(2)	13
Accretion expense	37	37
Cash payments, net of sublease income	(109)	(142)
Balance at end of period	$676	$718

As of February 28, 2018, the Company remains secondarily liable on 72 leases. The maximum potential undiscounted future payments are $315 million as of February 28, 2018.

Note 5. Equity method investments
Equity method investments as of February 28, 2018 and August 31, 2017, are as follows (in millions, except percentages):

	February 28, 2018		August 31, 2017
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,076	26%	$5,024	26%
Others	1,355	8% - 50%	1,296	8% - 50%
Total	$6,431		$6,320

AmerisourceBergen investment
As of February 28, 2018 and August 31, 2017, the Company owned 56,854,867 AmerisourceBergen Corporation (“AmerisourceBergen”) common shares, representing approximately 26% of the outstanding AmerisourceBergen common stock. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. The level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at February 28, 2018 is $5.4 billion.

As of February 28, 2018 the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.3 billion. This premium of $4.3 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation (“Guangzhou Pharmaceuticals”) and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; and the equity method investment retained through the sale of a majority interest in Option Care Inc. in fiscal 2015.

The Company reported $14 million and $16 million of post-tax equity earnings from equity method investments other than AmerisourceBergen for the three months ended February 28, 2018 and February 28, 2017, respectively. The Company reported $27 million and $28 million of post-tax equity earnings from equity method investments other than AmerisourceBergen for the six months ended February 28, 2018 and February 28, 2017, respectively. During the six month period ended February 28, 2018, the Company recorded an impairment of $170 million in its equity interest in Guangzhou Pharmaceuticals, which was included in other income (expense) in the Consolidated Condensed Statements of Earnings. The fair value of the Company’s equity interest in Guangzhou Pharmaceuticals was determined using the proposed sale price and thus represents Level 3 measurement.

Note 6. Goodwill and other intangible assets
Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2017	$9,139	$3,392	$3,101	$15,632
Acquisitions	1,010	—	—	1,010
Currency translation adjustments	—	201	174	375
February 28, 2018	$10,149	$3,593	$3,275	$17,017

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	February 28, 2018	August 31, 2017
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,036	$2,510
Favorable lease interests and non-compete agreements	618	523
Trade names and trademarks	509	504
Purchasing and payer contracts	390	391
Total gross amortizable intangible assets	5,553	3,928

Accumulated amortization
Customer relationships and loyalty card holders [1]	$873	$780
Favorable lease interests and non-compete agreements	338	355
Trade names and trademarks	182	155
Purchasing and payer contracts	64	51
Total accumulated amortization	1,457	1,341
Total amortizable intangible assets, net	$4,096	$2,587

Indefinite lived intangible assets
Trade names and trademarks	$5,919	$5,514
Pharmacy licenses	2,205	2,055
Total indefinite lived intangible assets	$8,124	$7,569

Total intangible assets, net	$12,220	$10,156

[1]	Includes purchased prescription files.

Amortization expense for intangible assets was $121 million and $217 million for the three and six months ended February 28, 2018, respectively, and $94 million and $189 million for the three and six months ended February 28, 2017, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at February 28, 2018 is as follows (in millions):

	2019	2020	2021	2022	2023
Estimated annual amortization expense	$504	$440	$388	$362	$325

Note 7. Debt
Debt consist of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted)

	February 28, 2018	August 31, 2017
Short-term debt [1]
Commercial paper	2,140	—
Credit facilities [2]	449	—
$1 billion note issuance [3,4]
5.250% unsecured notes due 2019 [5]	248	—
Other [6]	303	251
Total short-term debt	3,140	251

Long-term debt [1]
$6 billion note issuance [3,7]
3.450% unsecured notes due 2026	1,888	1,887
4.650% unsecured notes due 2046	590	590
$8 billion note issuance [3,7]
2.700% unsecured notes due 2019	1,247	1,246
3.300% unsecured notes due 2021	1,244	1,244
3.800% unsecured notes due 2024	1,989	1,988
4.500% unsecured notes due 2034	495	495
4.800% unsecured notes due 2044	1,492	1,492
£700 million note issuance [3,7]
2.875% unsecured Pound sterling notes due 2020	551	513
3.600% unsecured Pound sterling notes due 2025	412	384
€750 million note issuance [3,7]
2.125% unsecured Euro notes due 2026	911	884
$4 billion note issuance [3,4]
3.100% unsecured notes due 2022	1,195	1,195
4.400% unsecured notes due 2042	492	492
$1 billion note issuance [3,4]
5.250% unsecured notes due 2019 [5]	—	250
Other [8]	26	24
Total long-term debt, less current portion	$12,532	$12,684

[1]
Carry values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated borrowings have been translated using spot rates at February 28, 2018 and August 31, 2017, respectively.

[2]
Credit facilities includes borrowings outstanding under the February 2017 Revolving Credit Agreement, the August 2017 Revolving Credit Agreement and the 2017 Term Loan Credit Agreement, which are described in more detail below.

[3]
The $6 billion, $8 billion, £0.7 billion, €0.75 billion, $4 billion and $1 billion note issuances as of February 28, 2018 had fair values and carrying values of $2.4 billion and $2.5 billion, $6.5 billion and $6.5 billion, $1.0 billion and $1.0 billion, $0.9 billion and $0.9 billion, $1.7 billion and $1.7 billion, and $0.3 billion and $0.2 billion, respectively. The fair values of the notes outstanding are level 1 fair value measures and determined based on quoted market price and translated at the

February 28, 2018 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of February 28, 2018.

[4]
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

[5]	Includes interest rate swap fair market value adjustments. See note 9, fair value measurements for additional fair value disclosures.

[6]	Other short-term debt represents a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various currencies.

[7]
Notes are unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding.

[8]	Other long-term debt represents a mix of fixed and variable rate borrowings in various currencies with various maturities.

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

The August 2017 Revolving Credit Agreement is an unsecured revolving credit facility with a facility termination date of the earlier of (a) January 31, 2019, subject to any extension thereof pursuant to the terms of the August 2017 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. The 2017 Term Loan Credit Agreement is an unsecured “multi-draw” term loan facility maturing on March 30, 2019. The aggregate commitments of Sumitomo Mitsui Banking Corporation under the 2017 Term Loan Credit Agreement are initially equal to $1.0 billion, which shall be reduced on June 1, 2018 to the lesser of $500 million and the aggregate remaining undrawn commitments thereunder. Any remaining undrawn commitments thereunder and the ability of the Company to request loans under such commitments shall terminate on September 1, 2018. As of February 28, 2018, Walgreens Boots Alliance had $400 million of borrowings outstanding under the 2017 Term Loan Credit Agreement and there were no borrowings outstanding under the August 2017 Revolving Credit Agreement.

February 2017 Revolving Credit Agreement
On February 1, 2017, the Company entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, the Company entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of February 28, 2018, there were $50 million of borrowings outstanding under the February 2017 Revolving Credit Agreement.

$6.0 billion note issuance
On June 1, 2016, Walgreens Boots Alliance received net proceeds of $6.0 billion from a public offering of five series of U.S. dollar notes with varying maturities and interest rates. Because the merger with Rite Aid was not consummated on or prior to June 1, 2017, the 2018 notes, the 2021 notes and the 2023 notes were redeemed on June 5, 2017 under the special mandatory redemption terms of the indenture governing such notes. Walgreens Boots Alliance was required to redeem all of the 2018 notes, the 2021 notes and the 2023 notes then outstanding, at a special mandatory redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest of approximately $1 million to, but excluding, the date of redemption. The 2026 notes and 2046 notes remain outstanding in accordance with their respective terms.

Debt covenants
Each of the Company’s credit facilities contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily short-term borrowings of $1.2 billion of commercial paper outstanding at a weighted average interest rate of 1.81% for the six months ended February 28, 2018. The Company had no activity under its commercial paper program for the six months ended February 28, 2017.

Interest
Interest paid was $281 million and $375 million for the six months ended February 28, 2018 and February 28, 2017, respectively.

Note 8. Financial instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of February 28, 2018 and August 31, 2017 are as follows (in millions):

	February 28, 2018		August 31, 2017
	Notional [1]	Fair value	Notional [1]	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$—	$—	$250	$—	Other non-current assets
Interest rate swaps	250	2	—	—	Other current liabilities
Foreign currency forwards	—	—	24	—	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	198	1	221	—	Other current assets
Foreign currency forwards	3,177	61	2,816	19	Other current liabilities

[1]	Amounts are presented in U.S. dollar equivalents, as applicable.

The Company uses interest rate swaps to manage the interest rate exposure associated with some of its fixed-rate borrowings and designates them as fair value hedges. From time to time, the Company may use forward starting interest rate swaps to hedge interest rate exposure of some or all of its anticipated debt issuances.

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

Fair value hedges
The Company holds an interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread. The swap termination date coincides with the January 15, 2019 maturity date of the notes. This swap was designated as a fair value hedge.

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk did not have a material impact on the Company’s Financial Statements. The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in long-term debt on the Consolidated Condensed Balance Sheets (see note 7, debt).

Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The gains and (losses) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three months ended February 28,		Six months ended February 28,
	Location in Consolidated Condensed Statements of Earnings	2018	2017	2018	2017
Foreign currency forwards	Selling, general and administrative expenses	$(164)	$(2)	$(183)	$47
Foreign currency forwards	Other income (expense)	(1)	(15)	33	(14)

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	February 28, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$824	$824	$—	$—
Available-for-sale investments[2]	1	1	—	—
Foreign currency forwards[3]	1	—	1	—
Liabilities:
Foreign currency forwards[3]	61	—	61	—
Interest rate swaps[4]	2	—	2	—

	August 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$2,096	$2,096	$—	$—
Available-for-sale investments[2]	1	1	—	—
Liabilities:
Foreign currency forwards[3]	19	—	19	—

[1]	Money market funds are valued at the closing price reported by the fund sponsor.

[2]	Fair values of quoted investments are based on current bid prices as of the balance sheet dates.

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

There were no transfers between levels for the three and six months ended February 28, 2018.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Financial Statements. Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as level 1. See note 7, debt for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

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

As of August 31, 2017, the Company was aware of two putative class action lawsuits filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the original Merger Agreement (prior to its amendment on January 29, 2017) (such transactions, the “Rite Aid Transactions”). One Rite Aid action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Pennsylvania action primarily alleged that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger, and also alleged that

Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. The federal action alleged, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote relating to the Rite Aid Transactions. That motion was denied and plaintiffs agreed to stay the litigation until after the Rite Aid Transactions closed. On March 17, 2017, plaintiffs moved to lift the stay to allow plaintiffs to file an amended complaint. On August 4, 2017, that motion was granted for the limited purpose of allowing plaintiffs to file a motion seeking leave to amend their complaint in light of the termination of the Merger Agreement. Plaintiffs filed such a motion on September 22, 2017. The Company filed its response on October 6, 2017. The Court granted the motion on November 27, 2017, ordering the plaintiffs to file their amended complaint within 10 business days. Plaintiffs filed their amended complaint on December 11, 2017. Pursuant to a briefing schedule set by the Court, the Company filed a motion to dismiss on February 16, 2018. Response briefs are due by April 17, 2018 and reply briefs by May 17, 2018.

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

Note 11. Income taxes
The effective tax rate for the three and six months ended February 28, 2018 was 27.4% and 25.4% respectively, compared to 19.0% and 18.2% for the three and six months ended February 28, 2017. As further described below, the increase in the effective tax rate for the three and six months ended February 28, 2018 was significantly impacted by recording a provisional net discrete tax expense of $184 million, as a result of the U.S. tax law changes described below, which were enacted on December 22, 2017, and higher net discrete tax benefits in the prior year periods. In addition, the Company's results for the three and six months ended February 28, 2018 also include a net reduction to the Company’s estimated annual tax rate for the current year as a result of the U.S. tax law changes.

Income taxes paid for the six months ended February 28, 2018 were $301 million, compared to $537 million for the six months ended February 28, 2017.

U.S. tax law changes
The United States government enacted comprehensive tax legislation in December 2017. The accounting guidance on income taxes generally requires the effects of new tax legislation to be recognized in the period of enactment. The SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides for a measurement period of up to one year from the enactment date for companies to complete their accounting for the U.S. tax law changes. In accordance with the SEC staff guidance, companies must reflect the income tax effects of those aspects of the U.S. tax law changes for which the accounting is complete. To the extent a company’s accounting for the income tax effect of certain provisions of the U.S. tax law changes is incomplete but the Company is able to determine a reasonable estimate, a provisional estimate must be recorded in the Company’s financial statements. If companies cannot determine a provisional estimate for the effects of an aspect of the U.S. tax law changes, they should continue applying the accounting guidance on income taxes on the basis of the provisions of the tax laws in effect immediately before the U.S. tax law changes were enacted.

The U.S. tax law changes include broad and complex changes affecting the Company’s fiscal 2018 results. Among other things, the U.S. tax law changes reduce the federal corporate tax rate from 35% to 21% effective January 1, 2018 and require companies to immediately accrue for and pay over an eight year period a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries. The U.S. tax law changes also alter the taxation of foreign earnings, repeal of the deduction for domestic production activities and establish a global intangible low tax income (GILTI) regime, as well as base erosion anti-avoidance tax (BEAT).

In connection with the Company’s initial analysis of the impact of the U.S. tax law changes, which is provisional and subject to change, the Company recorded a net discrete tax expense of $184 million during the three and six months ended February 28, 2018. This provisional net discrete tax expense arises from the Company’s accrual for the transition tax of $794 million, partly offset by a benefit of $610 million from re-measuring the Company’s net U.S. deferred tax liabilities. The Company’s deferred tax assets and liabilities were re-measured at an estimated blended federal corporate tax rate of 25.7% for fiscal 2018 as a result of the reduction in the corporate tax rate and certain other of the U.S. tax law changes.

Based on the effective dates of certain aspects of the U.S. tax law changes as well as estimated data required to be used in the corresponding measurement calculations, the Company’s analysis of the income tax effects of the U.S. tax law changes could not be finalized as of February 28, 2018.

As of February 28, 2018, while the Company made reasonable estimates of the impact of the transition tax and the remeasurement of its deferred tax assets and liabilities, the final impact of the U.S. tax law changes may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, additional guidance and actions the Company may take. The Company expects to finalize such provisional amounts within the time period prescribed by SAB 118. The U.S. tax law changes created new rules that allow the Company to make an accounting policy election to either treat taxes due on future Global Intangible Low Tax Income (“GILTI”) inclusions in taxable income as either a current period expense or reflect such inclusions related to temporary basis differences in the Company’s measurement of deferred taxes. The Company’s analysis of the new GILTI rules is not complete; therefore, the Company has not made a policy election regarding the tax accounting treatment of the GILTI tax.

The U.S. tax law changes have the potential to change the Company’s assertions with respect to whether earnings of the Company’s foreign subsidiaries should remain indefinitely reinvested. The Company continues to evaluate these changes, therefore, the Company has not made any changes to its indefinite reinvestment assertions.

Note 12. Retirement benefits
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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Service costs	$1	$—	$3	$2
Interest costs	49	43	96	86
Expected returns on plan assets	(53)	(36)	(104)	(73)
Curtailments	—	2	—	2
Total net periodic pension costs	$(3)	$9	$(5)	$17

The Company made cash contributions to its defined benefit pension plans of $11 million for the six months ended February 28, 2018, which primarily related to committed funded payments. The Company plans to contribute an additional $51 million to its defined benefit pension plans in fiscal 2018.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is approved annually by the Walgreen Co. Board of Directors and reviewed by the Compensation Committee and Finance Committee of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $55 million and $111 million for the three and six months ended February 28, 2018 compared to an expense of $49 million and $106 million in the three and six months ended February 28, 2017.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 2018 was $31 million and $61 million compared to a cost of $28 million and $56 million in the three and six months ended February 28, 2017.

Note 13. Earnings per share

The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 10.6 million outstanding options to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation as of February 28, 2018 compared to 6.7 million as of February 28, 2017. Anti-dilutive shares excluded from the year to date earnings per share calculation were 9.1 million for the period ended February 28, 2018 compared to 5.4 million for the period ended February 28, 2017.

Note 14. Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Depreciation expense	$347	$332	$682	$666
Intangible asset and other amortization	95	81	176	165
Total depreciation and amortization expense	$442	$413	$858	$831

Note 15. Accumulated other comprehensive income (loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three and six months ended February 28, 2018 and February 28, 2017 (in millions):

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at November 30, 2017	$(139)	$—	$(33)	$—	$(2,371)	$(2,543)
Other comprehensive income (loss) before reclassification adjustments	—	—	—	1	381	382
Amounts reclassified from accumulated OCI	(3)	—	1	—	—	(2)
Tax benefit (provision)	1	—	—	(1)	—	—
Net other comprehensive income (loss)	(2)	—	1	—	381	380
Balance at February 28, 2018	$(141)	$—	$(32)	$—	$(1,990)	$(2,163)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2017	$(139)	$—	$(33)	$(2)	$(2,877)	$(3,051)
Other comprehensive income (loss) before reclassification adjustments	(1)	—	—	4	887	890
Amounts reclassified from accumulated OCI	(3)	—	2	—	—	(1)
Tax benefit (provision)	2	—	(1)	(2)	—	(1)
Net other comprehensive income (loss)	(2)	—	1	2	887	888
Balance at February 28, 2018	$(141)	$—	$(32)	$—	$(1,990)	$(2,163)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at November 30, 2016	$(221)	$1	$(36)	$(2)	$(3,552)	$(3,810)
Other comprehensive income (loss) before reclassification adjustments	6	—	—	(7)	(1)	(2)
Amounts reclassified from accumulated OCI	—	—	1	—	—	1
Tax benefit (provision)	(1)	—	—	3	—	2
Net other comprehensive income (loss)	5	—	1	(4)	(1)	1
Balance at February 28, 2017	$(216)	$1	$(35)	$(6)	$(3,553)	$(3,809)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2016	$(212)	$2	$(37)	$(1)	$(2,744)	$(2,992)
Other comprehensive income (loss) before reclassification adjustments	(5)	(1)	—	(8)	(809)	(823)
Amounts reclassified from accumulated OCI	—	—	3	—	—	3
Tax benefit (provision)	1	—	(1)	3	—	3
Net other comprehensive income (loss)	(4)	(1)	2	(5)	(809)	(817)
Balance at February 28, 2017	$(216)	$1	$(35)	$(6)	$(3,553)	$(3,809)

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

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three months ended February 28, 2018
Sales to external customers	$24,478	$3,317	$5,226	$—	$33,021
Intersegment sales	—	—	529	(529)	—
Sales	$24,478	$3,317	$5,755	$(529)	$33,021

Adjusted operating income	$1,649	$280	$231	$3	$2,163

Three months ended February 28, 2017
Sales to external customers	$21,814	$3,101	$4,531	$—	$29,446
Intersegment sales	—	—	499	(499)	—
Sales	$21,814	$3,101	$5,030	$(499)	$29,446

Adjusted operating income	$1,552	$242	$226	$(4)	$2,016

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Six months ended February 28, 2018
Sales to external customers	$46,967	$6,400	$10,394	$—	$63,761
Intersegment sales	—	—	1,079	(1,079)	—
Sales	$46,967	$6,400	$11,473	$(1,079)	$63,761

Adjusted operating income	$3,026	$490	$455	$1	$3,972

Six months ended February 28, 2017
Sales to external customers	$42,473	$6,063	$9,411	$—	$57,947
Intersegment sales	—	—	1,036	(1,036)	—
Sales	$42,473	$6,063	$10,447	$(1,036)	$57,947

Adjusted operating income	$2,841	$455	$450	$(4)	$3,742

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three months ended February 28, 2018
Adjusted operating income	$1,649	$280	$231	$3	$2,163
Acquisition-related amortization					(113)
Acquisition-related costs					(65)
Certain legal and regulatory accruals and settlements					(90)
LIFO provision					(43)
Adjustments to equity earnings in AmerisourceBergen					113
Asset recovery					15
Operating income					$1,980

Three months ended February 28, 2017
Adjusted operating income	$1,552	$242	$226	$(4)	$2,016
Acquisition-related amortization					(82)
Acquisition-related costs					(29)
LIFO provision					(49)
Adjustments to equity earnings in AmerisourceBergen					(37)
Cost transformation					(340)
Operating income					$1,479

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Six months ended February 28, 2018
Adjusted operating income	$3,026	$490	$455	$1	$3,972
Acquisition-related amortization					(198)
Acquisition-related costs					(116)
Certain legal and regulatory accruals and settlements					(115)
LIFO provision					(97)
Hurricane-related costs					(83)
Adjustments to equity earnings in AmerisourceBergen					(76)
Asset recovery					15
Operating income					$3,302

Six months ended February 28, 2017
Adjusted operating income	$2,841	$455	$450	$(4)	$3,742
Acquisition-related amortization					(164)
Acquisition-related costs					(46)
LIFO provision					(107)
Adjustments to equity earnings in AmerisourceBergen					(78)
Cost transformation					(421)
Operating income					$2,926

Note 17. Related parties
The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations.

Related party transactions (in millions):

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Purchases, net	$12,132	$10,602	$23,736	$21,238

	February 28, 2018	August 31, 2017
Trade accounts payable, net	$5,488	$4,384

Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Note 18. New accounting pronouncements

Adoption of new accounting pronouncements
No new accounting pronouncements were adopted during the three months ended February 28, 2018

New accounting pronouncements not yet adopted
Accounting for reclassification of certain tax effects from accumulated other comprehensive income
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU addresses the income tax effects of items in accumulated other comprehensive income (“AOCI”) which were originally recognized in other comprehensive income, rather than in income from continuing operations. Specifically, it permits a reclassification from AOCI to retained earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the U.S. tax law changes enacted in December 2017. It also requires certain disclosures about these reclassifications. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. tax law changes are recognized. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position.

Accounting for hedging activities
In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands an entity’s ability to hedge nonfinancial and financial risk components and reduces complexity in fair value hedges of interest rate risk. It eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years, with early adoption permitted. The new guidance with respect to cash flow and net investment hedge relationships existing on the date of adoption must be applied on a modified retrospective basis, and the new presentation and disclosure requirements must be applied on a prospective basis. The adoption of this ASU is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

Presentation of net periodic pension cost and net periodic postretirement benefit cost
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement cost in the same line item in the statement of earnings as other compensation costs arising from services rendered by the related employees during the period. The other net cost components are required to be presented in the statement of earnings separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of earnings to present the other net cost components must be disclosed in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, and must be applied on a retrospective basis. The Company has evaluated the effect of adopting this new accounting guidance and determined that adoption will not have a material impact on the Company’s results of operations. The Company will adopt this new accounting guidance as of September 1, 2018 (fiscal 2019).

Restricted cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a retrospective basis. The Company has evaluated the effect of adopting this new accounting guidance and determined that adoption will not have a material impact on the Company’s statement of cash flows. The Company will adopt this new accounting guidance as of September 1, 2018 (fiscal 2019).

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

Classification of certain cash receipts and cash payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period and the new guidance must be applied on a retrospective basis. The Company has evaluated the effect of adopting this new accounting guidance and determined that adoption will not have a material impact on the Company’s statement of cash flows. The Company will adopt this new accounting guidance as of September 1, 2018 (fiscal 2019).

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. Subsequently, the FASB has issued additional ASUs which further clarify this guidance. This ASU increases the transparency and comparability of organizations by requiring the capitalization of substantially all leases on the balance sheet and disclosures of key information about leasing arrangements. Under this new guidance, at the lease commencement date, a lessee recognizes a right-of-use asset and lease liability, which is initially measured at the present value of the future lease payments. For income statement purposes, a dual model was retained for lessees, requiring leases to be classified as either operating or finance leases. Under the operating lease model, lease expense is recognized on a straight-line basis over the lease term. Under the finance lease model, interest on the lease liability is recognized separately from amortization of the right-of-use asset. The new guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented (fiscal 2018) using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.

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

Classification and measurement of financial instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Subsequently, the FASB has issued additional ASUs which further clarify this guidance. This ASU requires equity investments (except those under the equity method of accounting or those that result in the consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This simplifies the impairment assessment of equity investments previous held at cost. Separate presentation of financial assets and liabilities by measurement category is required. This ASU is effective prospectively for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years. Early application is permitted, for fiscal years or interim periods that have not yet been issued as of the beginning of the fiscal year of adoption. The new guidance must be applied on a modified retrospective basis, with the exception of the amendments related to the measurement alternative for equity investments without readily determinable fair values, which must be applied on a prospective basis. The Company has evaluated the effect of adopting this new accounting guidance and determined that adoption will not have a material impact on the Company’s results of operations. The Company will adopt this new accounting guidance as of September 1, 2018 (fiscal 2019).

Revenue recognition on contracts with customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a single principles-based revenue recognition model with a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued additional ASUs which further clarify this guidance and also defer the effective date by one year to fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years. The Company continues to evaluate the impact this ASU, the related amendments and the interpretive guidance will have on the Company’s Consolidated Financial Statements. The Company continues to evaluate the method of adoption. Based on preliminary assessment, the Company believes the impact of adopting the new guidance will not be material to its Consolidated Financial Statements, and that the impact will be limited to immaterial changes to the timing of recognition of revenues related to loyalty programs and gift cards, in addition to disaggregated revenue disclosures. The Company will adopt this new accounting guidance on September 1, 2018 (fiscal 2019).

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and Management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” and in Item 1A “Risk factors” in our Form 10-K for the fiscal year ended August 31, 2017 and in our Form 10-Q for the fiscal quarter ended November 30, 2017. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

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

Acquisition of certain Rite Aid Corporation (“Rite Aid”) assets

On September 19, 2017, the Company announced it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. As of the date of this report, the Company had completed the acquisition of all 1,932 Rite Aid stores. The transition of the three distribution centers and related inventory is expected to begin during fiscal 2019 and remain subject to closing conditions set forth in the amended and restated asset purchase agreement.

The Company continues to expect to complete integration of the acquired stores and related assets by the end of fiscal 2020, at an estimated total cost of approximately $750 million, which is reported as acquisition-related costs. In addition, the Company plans to spend approximately $500 million of capital on store conversions and related activities. The Company continues to expect annual synergies from the transaction of more than $300 million, which are expected to be fully realized within four years of the initial closing of this transaction and derived primarily from procurement, cost savings and other operational matters.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

Comparability
The influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms, strategic transactions including acquisitions, for example the acquisition of stores and other assets from Rite Aid, changes in laws, for example the U.S. tax law changes, and general economic conditions in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years and are not necessarily indicative of future operating results.

RECENT DEVELOPMENTS
U.S. tax law changes
The United States government enacted comprehensive tax legislation in December 2017. The U.S. tax law changes include broad and complex changes affecting the Company's fiscal 2018 results. Among other things, the U.S. tax law changes reduce the federal corporate tax rate from 35% to 21% effective January 1, 2018 and require companies to immediately accrue for and pay over an eight year period a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries. The U.S. tax law changes also alter the taxation of foreign earnings, repeal the deduction for domestic production activities and establish a global intangible low tax income (GILTI) regime as well as a base erosion anti-avoidance tax (BEAT).

In connection with the Company’s initial analysis of the impact of the U.S. tax law changes, which is provisional and subject to change, the Company recorded a net discrete tax expense of $184 million during the three and six months ended February 28, 2018. This provisional net discrete tax expense arises from the Company’s accrual for the transition tax of $794 million, partly offset by a benefit of $610 million from re-measuring the Company’s net U.S. deferred tax liabilities. As of February 28, 2018, while the Company made reasonable estimates of the impact of the U.S. tax law changes, the final impact may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, additional guidance and actions the Company may take.

In addition, the Company’s results for the three and six months ended February 28, 2018 also include a net reduction to the estimated annual tax rate for the current year as a result of the U.S. tax law changes.

Investment in Chinese Pharmacy Chain GuoDa
On December 6, 2017 the Company announced that it had reached an agreement with China National Accord Medicines Corporation Ltd. to become an investor in its subsidiary Sinopharm Holding Guoda Drugstores Co., Ltd. (“GuoDa”), a leading retail pharmacy chain in China.

Following a public tender process, the Company’s bid met all the requirements set by the seller to acquire a 40 percent equity interest in GuoDa worth approximately $437 million translated using spot rate at February 28, 2018. The transaction is subject to regulatory review and approval, and other customary closing conditions. Upon completion, the Company will account for this equity investment using the equity method of accounting.

EXIT AND DISPOSAL ACTIVITIES
Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. The Store Optimization Program includes plans to close approximately 600 stores and related assets across the U.S. and is expected to result in cost savings of approximately $300 million per year to be fully delivered by the end of fiscal 2020. The actions under the Store Optimization Program commenced in March 2018 and are expected to take place over an 18 month period.

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

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
As of February 28, 2018, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock, and had designated one member of AmerisourceBergen’s board of directors. As of February 28, 2018, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

Effective March 18, 2016, the Company began accounting for the investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment being classified within the operating income of the Pharmaceutical Wholesale segment. See note 5, equity method investments, to the Consolidated Condensed Financial Statements for further information.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the three and six months ended February 28, 2018 and February 28, 2017, respectively.

	(in millions, except per share amounts)
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Sales	$33,021	$29,446	$63,761	$57,947
Gross profit	8,096	7,561	15,437	14,677
Selling, general and administrative expenses	6,318	6,124	12,225	11,810
Equity earnings in AmerisourceBergen	202	42	90	59
Operating income	1,980	1,479	3,302	2,926
Adjusted operating income (Non-GAAP measure)[1]	2,163	2,016	3,972	3,742
Earnings before interest and income tax provision	1,989	1,464	3,174	2,912
Net earnings attributable to Walgreens Boots Alliance, Inc.	1,349	1,060	2,170	2,114
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	1,721	1,476	3,016	2,677
Net earnings per common share – diluted	1.36	0.98	2.16	1.94
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	1.73	1.36	3.01	2.46

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Sales	12.1	(2.4)	10.0	(2.1)
Gross profit	7.1	(3.9)	5.2	(4.0)
Selling, general and administrative expenses	3.2	1.9	3.5	(1.2)
Operating income	33.9	(20.5)	12.9	(12.1)
Adjusted operating income (Non-GAAP measure)[1]	7.3	(4.9)	6.1	(2.5)
Earnings before interest and income tax provision	35.9	7.3	9.0	4.9
Net earnings attributable to Walgreens Boots Alliance, Inc.	27.3	14.0	2.6	3.6
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	16.6	3.7	12.7	4.8
Net earnings per common share – diluted	38.8	15.3	11.3	3.7
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	27.2	3.8	22.4	5.1

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Gross margin	24.5	25.7	24.2	25.3
Selling, general and administrative expenses	19.1	20.8	19.2	20.4

[1]
See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
Net earnings attributable to Walgreens Boots Alliance for the three months ended February 28, 2018 increased 27.3% to $1.3 billion compared with the prior year period, while diluted net earnings per share increased 38.8% to $1.36 compared with the prior year period. The increases in net earnings and diluted net earnings per share for the three month period ended February 28, 2018 primarily reflects the effects of the Cost Transformation Program (see note 3, exit and disposal activities) in the prior year period, and an increase in the Company’s equity earnings in AmerisourceBergen, partially offset by the higher effective tax rate in the quarter. Diluted net earnings per share was also positively affected by a lower number of shares outstanding compared to the prior year period. Net earnings and diluted net earnings per share were positively impacted by 1.7 percentage points and 2.1 percentage points, respectively, as a result of currency translation.

Net earnings attributable to Walgreens Boots Alliance for the six months ended February 28, 2018 increased 2.6% to $2.2 billion compared with the prior year period, while diluted net earnings per share increased 11.3% to $2.16 compared with the prior year period. The increase in net earnings and diluted net earnings per share for the six month period ended February 28, 2018 primarily reflect the effects of the Cost Transformation Program in the prior year period, largely offset by the higher effective tax rate in the six months ended February 28, 2018, compared with the prior year period as a result of the U.S. tax law changes. Diluted net earnings per share was also positively affected by a lower number of shares outstanding compared to the prior year period. Net earnings and diluted net earnings per share were each positively impacted by 0.9 percentage points and 1.0 percentage points respectively, as a result of currency translation.

Other income (expense) for the three months ended February 28, 2018 was income of $9 million as compared to an expense of $15 million for the three months ended February 28, 2017. Other income (expense) for the six months ended February 28, 2018 was an expense of $128 million, which primarily reflects the impairment of the Company’s equity method investment in Guangzhou Pharmaceuticals, as compared to an expense of $14 million, for the six months ended February 28, 2017.

Interest was a net expense of $151 million and $300 million for the three and six months ended February 28, 2018, respectively, compared to $172 million and $345 million in the three and six months ended February 28, 2017, respectively. The decrease is primarily as a result of the redemption of certain notes in June 2017 pursuant to the special mandatory redemption terms of the indenture governing such notes.

The effective tax rate for the three and six months ended February 28, 2018 was 27.4% and 25.4% respectively, compared to 19.0% and 18.2% for the three and six ended February 28, 2017. The increase in the effective tax rate for the three and six months ended February 28, 2018 was significantly impacted by recording a provisional net discrete tax expense of $184 million in the current quarter as a result of the U.S. tax law changes, and higher net discrete tax benefits in the prior year periods. In addition, the Company’s results for the three and six months ended February 28, 2018, also include a net reduction to the Company’s estimated annual tax rate for the current year as a result of the U.S. tax law changes.

Adjusted diluted net earnings per share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended February 28, 2018 increased 16.6% to $1.7 billion, compared with the year-ago quarter. Adjusted diluted net earnings per share increased 27.2% to $1.73, compared with the year-ago quarter. Adjusted net earnings and adjusted diluted net earnings per share were each positively impacted by 1.5 percentage points as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted diluted net earnings per share for the three months ended February 28, 2018 was primarily due to the effects of the U.S. tax law changes and adjusted operating income. Adjusted diluted net earnings per share was also positively affected by a lower number of shares outstanding compared to the prior year period.

Adjusted net earnings attributable to Walgreens Boots Alliance for the six months ended February 28, 2018 increased 12.7% to $3.0 billion, compared with the year-ago period. Adjusted diluted net earnings per share increased 22.4% to $3.01, compared with the year-ago period. Adjusted net earnings and adjusted diluted net earnings per share were positively impacted by 1.1 percentage points and 1.3 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted diluted net earnings per share for the six months ended February 28, 2018 was primarily due to the effects of the U.S. tax law changes and increased adjusted operating income. Adjusted diluted net earnings per share was also positively affected by a lower number of shares outstanding compared to the prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA

	(in millions, except location amounts)
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Sales	$24,478	$21,814	$46,967	$42,473
Gross profit	6,267	5,876	11,869	11,315
Selling, general and administrative expenses	4,865	4,756	9,341	9,090
Operating income	1,402	1,120	2,528	2,225
Adjusted operating income (Non-GAAP measure)[1]	1,649	1,552	3,026	2,841
Number of prescriptions[2]	204.2	192.7	400.6	379.9
30-day equivalent prescriptions[2,3]	269.2	246.7	529.4	484.2
Number of locations at period end	9,631	8,126	9,631	8,126

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Sales	12.2	1.5	10.6	1.4
Gross profit	6.7	(0.3)	4.9	(0.2)
Selling, general and administrative expenses	2.3	6.5	2.8	2.3
Operating income	25.2	(21.6)	13.6	(9.4)
Adjusted operating income (Non-GAAP measure)[1]	6.3	(4.9)	6.5	(1.2)
Comparable store sales[4]	2.4	2.4	3.5	1.8
Pharmacy sales	18.7	3.7	16.4	3.1
Comparable pharmacy sales[4]	5.1	4.2	6.2	3.0
Retail sales	(0.7)	(2.7)	(1.7)	(1.9)
Comparable retail sales[4]	(2.7)	(0.8)	(1.9)	(0.7)
Comparable number of prescriptions[2,4]	1.7	5.2	3.5	3.1
Comparable 30-day equivalent prescriptions[2,3,4]	4.0	7.9	6.4	5.7

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Gross margin	25.6	26.9	25.3	26.6
Selling, general and administrative expenses	19.9	21.8	19.9	21.4

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.

[2]	Includes immunizations.

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

Sales for the three months ended February 28, 2018 and 2017
Retail Pharmacy USA division’s sales for the three months ended February 28, 2018 increased by 12.2% to $24.5 billion. Sales in comparable stores increased 2.4% compared with the year-ago quarter.

Pharmacy sales increased by 18.7% for the three months ended February 28, 2018 and accounted for 70.3% of the division’s sales. The increase in the current quarter is mainly due to higher prescription volumes including central specialty and mail following the formation of AllianceRx Walgreens Prime and from the acquisition of Rite Aid stores. In the year-ago quarter, pharmacy sales increased 3.7% and accounted for 66.5% of the division’s sales. Comparable pharmacy sales increased 5.1% for the three months ended February 28, 2018, compared to an increase of 4.2% in the year-ago quarter, primarily due to strong volume growth from previously announced strategic pharmacy partnerships and volume growth from Medicare Part D. Reimbursement pressure and generics had a negative impact on comparable pharmacy sales growth, which was partially offset by brand inflation. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.4% in the three months ended February 28, 2018 compared to a reduction of 2.9% in the year-ago quarter. On division sales, this effect was a reduction of 0.9% for the three months ended February 28, 2018 compared to a reduction of 1.7% for the year-ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended February 28, 2018 was 204.2 million compared to 192.7 million in the year-ago quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 269.2 million in the three months ended February 28, 2018 compared to 246.7 million in the year-ago quarter.

Retail sales decreased 0.7% for the three months ended February 28, 2018 and were 29.7% of the division’s sales. In the year-ago quarter, retail sales decreased 2.7% and represented 33.5% of the division’s sales. The decrease in the current quarter reflects the impact from changes to our promotional plans mainly offset by sales from the acquired Rite Aid stores. Comparable retail sales decreased 2.7% in the three months ended February 28, 2018 compared to a decrease of 0.8% in the year-ago quarter. The decrease in comparable retail sales growth in the current period was due to declines in the consumables and general merchandise category, the personal care category and the beauty category, partially offset by growth in the health and wellness category.

Operating income for the three months ended February 28, 2018 and 2017
Retail Pharmacy USA division’s operating income for the three months ended February 28, 2018 increased 25.2% to $1.4 billion. The increase was primarily due to higher pharmacy sales, and a reduction in selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin.

Gross margin was 25.6% for the three months ended February 28, 2018 compared to 26.9% in the year-ago quarter. Pharmacy margins in the current period were negatively impacted by a higher mix of specialty sales and by lower third-party reimbursements. The decrease in pharmacy margins were partially offset by the favorable impact of procurement efficiencies. Retail margins were positively impacted in the current period primarily due to underlying margin improvement from changes to promotions.

Selling, general and administrative expenses as a percentage of sales were 19.9% in the three months ended February 28, 2018 compared to 21.8% in the year-ago quarter. Expenses as a percentage of sales were lower in the current period primarily due to Cost Transformation Program in the prior year period, sales mix and higher prescription volume partially offset by accruals related to historical U.S. regulatory matters in the current period.

Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2018 and 2017
Retail Pharmacy USA division’s adjusted operating income for the three months ended February 28, 2018 increased 6.3% to $1.6 billion. The increase was primarily due to higher pharmacy sales, and a reduction in selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the six months ended February 28, 2018 and 2017
Retail Pharmacy USA division’s total sales for the six months ended February 28, 2018 increased 10.6% to $47.0 billion. Sales in comparable stores increased 3.5% compared with the year-ago period.

Pharmacy sales increased by 16.4% for the six months ended February 28, 2018 and represented 71.3% of the division’s sales. In the six months ended February 28, 2017, pharmacy sales were up 3.1% and represented 67.8% of the division’s sales. Comparable pharmacy sales were up 6.2% in the six months ended February 28, 2018 compared to an increase of 3.0% in the six months ended February 28, 2017. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.7% in the six month period ended February 28, 2018 compared to a reduction of 2.6% in the year-ago period. The effect of generics on division sales was a reduction of 1.0% in the current six month period compared to a reduction of 1.6% in the year-ago period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.9% of prescription sales for the six month period ended February 28, 2018 compared to 97.6% for the six months ended February 28, 2017. The total number of prescriptions (including immunizations) filled for the six months ended February 28, 2018 was 400.6 million compared to 379.9 million for the year-ago period. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 529.4 million in the six months ended February 28, 2018 compared to 484.2 million in the year-ago period.

Retail sales decreased 1.7% for the six months ended February 28, 2018 and were 28.7% of the division’s sales. In comparison, for the six months ended February 28, 2017 retail sales decreased 1.9% and represented 32.2% of the division’s sales. The decrease in the current period reflects the impact from changes to our promotional plans and the impact of the previously announced closure of certain e-commerce operations partially offset by sales from the acquisition of Rite Aid stores. Comparable retail sales decreased 1.9% for the current six month period compared to a decrease of 0.7% in the year-ago period. The decrease in comparable retail sales in the six months ended February 28, 2018 was primarily due to declines in the consumables and general merchandise category, in the personal care category and in the beauty category, partially offset by growth in the health and wellness category.

Operating income for the six months ended February 28, 2018 and 2017

Retail Pharmacy USA division’s operating income for the six months ended February 28, 2018 increased 13.6% to $2.5 billion. The increase was primarily due to higher pharmacy sales, and a reduction in selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin.

Gross margin was 25.3% for the six months ended February 28, 2018 compared to 26.6% in the year-ago period. Pharmacy margins in the current period were negatively impacted a higher mix of specialty sales and by lower third-party reimbursements. The decrease in pharmacy margins were partially offset by the favorable impact of procurement efficiencies. Retail margins were positively impacted in the current period primarily due to underlying margin improvement from changes to promotions.

Selling, general and administrative expenses as a percentage of sales were 19.9% for the six month period ended February 28, 2018 compared to 21.4% in the year-ago period. Expenses as a percentage of sales were lower in the current period primarily due to sales mix, the Cost Transformation Program in the prior year period and higher prescription volume partially offset by accruals related to historical U.S. regulatory matters in the current period.

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2018 and 2017
Retail Pharmacy USA division’s adjusted operating income for the six months ended February 28, 2018 increased 6.5% to $3.0 billion. The increase was primarily due to higher pharmacy sales, and a reduction in selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International
This division comprises retail pharmacy businesses operating in countries outside of the U.S. and in currencies other than the U.S. dollar, including the British pound sterling, Euro, Chilean peso and Mexican peso and therefore the division’s results are impacted by movements in foreign currency exchange rates. See Item 3. Quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk for further information on currency risk.

	(in millions, except location amounts)
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Sales	$3,317	$3,101	$6,400	$6,063
Gross profit	1,294	1,204	2,518	2,379
Selling, general and administrative expenses	1,042	1,006	2,082	1,999
Operating income	252	198	436	380
Adjusted operating income (Non-GAAP measure)[1]	280	242	490	455
Number of locations at period end	4,716	4,701	4,716	4,701

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Sales	7.0	(14.5)	5.6	(14.4)
Gross profit	7.5	(16.3)	5.8	(16.8)
Selling, general and administrative expenses	3.6	(11.8)	4.2	(11.5)
Operating income	27.3	(33.8)	14.7	(36.8)
Adjusted operating income (Non-GAAP measure)[1]	15.7	(27.8)	7.7	(30.0)
Comparable store sales[2]	8.0	(13.7)	6.2	(14.3)
Comparable store sales in constant currency[2,3]	(1.7)	(0.9)	(1.2)	(0.5)
Pharmacy sales	10.2	(15.6)	7.2	(14.9)
Comparable pharmacy sales[2]	10.6	(15.4)	7.6	(15.0)
Comparable pharmacy sales in constant currency[2,3]	0.6	(3.7)	0.2	(2.1)
Retail sales	5.5	(14.0)	4.7	(14.2)
Comparable retail sales[2]	6.7	(12.8)	5.4	(13.8)
Comparable retail sales in constant currency[2,3]	(2.8)	0.6	(1.9)	0.4

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Gross margin	39.0	38.8	39.3	39.2
Selling, general and administrative expenses	31.4	32.4	32.5	33.0

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

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

Sales for the three months ended February 28, 2018 and 2017
Retail Pharmacy International division’s sales for the three months ended February 28, 2018 increased 7.0% to $3.3 billion. Sales in comparable stores increased 8.0% from the year-ago quarter. The positive impact of currency translation on sales and comparable sales was 9.6 percentage points and 9.7 percentage points, respectively. Comparable store sales in constant currency decreased 1.7% from the year-ago quarter reflecting lower retail sales.

Pharmacy sales increased 10.2% in the three months ended February 28, 2018 and represented 33.0% of the division’s sales. Comparable pharmacy sales increased 10.6% from the year-ago quarter. The positive impact of currency translation on pharmacy sales and comparable pharmacy sales was 10.0 percentage points and 10.0 percentage points, respectively. Comparable pharmacy sales in constant currency increased 0.6% from the year-ago quarter.

Retail sales increased 5.5% for the three months ended February 28, 2018 and were 67.0% of the division’s sales. Comparable retail sales increased 6.7% from the year-ago quarter. The positive impact of currency translation on retail sales and comparable retail sales was 9.4 percentage points and 9.5 percentage points, respectively. Comparable retail sales in constant currency decreased 2.8% from the year-ago quarter reflecting lower Boots UK retail sales.

Operating income for the three months ended February 28, 2018 and 2017
Retail Pharmacy International division’s operating income for the three months ended February 28, 2018 increased 27.3% to $252 million of which 9.6 percentage points ($19 million) was as a result of the positive impact of currency translation. The remaining increase was due to lower selling, general and administrative expenses as a percentage of sales.

Gross profit increased 7.5% from the year-ago quarter of which 9.8 percentage points ($118 million) was as a result of the positive impact of currency translation.

Selling, general and administrative expenses increased 3.6% from the year-ago quarter. Expenses were negatively impacted by 9.9 percentage points ($99 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 31.4% in the current quarter, compared to 32.4% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2018 and 2017
Retail Pharmacy International division’s adjusted operating income for the three months ended February 28, 2018 increased 15.7% to $280 million, of which 9.1 percentage points ($22 million) was as a result of the positive impact of currency translation. The remaining increase was due to lower selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the six months ended February 28, 2018 and 2017
Retail Pharmacy International division’s sales for the six months ended February 28, 2018 increased 5.6% to $6.4 billion. Sales in comparable stores increased 6.2% from the year-ago period. Of the increases in sales and comparable store sales, 7.3 percentage points and 7.4 percentage points, respectively, were as a result of the positive impact of currency translation. Comparable store sales in constant currency decreased 1.2% from the year-ago period.

Pharmacy sales increased by 7.2% in the six months ended February 28, 2018 and represented 34.4% of the division’s sales. Comparable pharmacy sales increased 7.6% from the year-ago period. Of the increases in pharmacy sales and comparable pharmacy sales, 7.3 percentage points and 7.4 percentage points, respectively, were as a result of the positive impact of currency translation. Comparable pharmacy sales in constant currency increased 0.2% from the year-ago period.

Retail sales increased 4.7% for the six months ended February 28, 2018 and were 65.6% of the division’s sales. Comparable retail sales increased 5.4% from the year-ago period. Retail sales and comparable retail sales were positively impacted by 7.2 percentage points and 7.3 percentage points, respectively, as a result of currency translation. Comparable retail sales in constant currency decreased 1.9% from the year-ago period reflecting lower Boots UK retail sales.

Operating income for the six months ended February 28, 2018 and 2017
Retail Pharmacy International division’s operating income for the six months ended February 28, 2018 increased 14.7% to $436 million, of which 7.1 percentage points ($27 million) was as a result of the positive impact of currency translation. The remaining increase was due to lower selling, general and administrative expenses as a percentage of sales.

Gross profit increased 5.8% from the year-ago period, of which 7.4 percentage points ($176 million) was as a result of the positive impact of currency translation. The remaining decrease was primarily due to lower retail sales in the United Kingdom.

Selling, general and administrative expenses increased 4.2% from the year-ago period. Expenses were negatively impacted by 7.5 percentage points ($149 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 32.5% in the current period, compared to 33.0% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2018 and 2017
Retail Pharmacy International division’s adjusted operating income for the six months ended February 28, 2018 increased 7.7% to $490 million, of which 6.8 percentage points ($31 million) was as a result of the positive impact of currency translation. The remaining increase was due to lower selling, general and administrative expenses as a percentage of sales and higher gross margin, partially offset by lower sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Pharmaceutical Wholesale
This division includes pharmaceutical wholesale businesses operating in currencies other than the U.S. dollar including the British pound sterling, Euro, and Turkish lira, and thus the division’s results are impacted by movements in foreign currency exchange rates. See Item 3. Quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk for further information on currency risk.

	(in millions, except location amounts)
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Sales	$5,755	$5,030	$11,473	$10,447
Gross profit	532	485	1,054	987
Selling, general and administrative expenses	411	362	807	721
Equity earnings in AmerisourceBergen	202	42	90	59
Operating income	323	165	337	325
Adjusted operating income (Non-GAAP measure)[1]	231	226	455	450

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Sales	14.4	(10.6)	9.8	(8.5)
Gross profit	9.7	(9.3)	6.8	(9.6)
Selling, general and administrative expenses	13.5	(9.7)	11.9	(11.5)
Operating income	95.8	23.1	3.7	17.3
Adjusted operating income (Non-GAAP measure)[1]	2.2	45.8	1.1	40.2
Comparable sales[2]	14.4	(6.5)	9.8	(4.6)
Comparable sales in constant currency[2,3]	3.4	5.2	4.0	5.0

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Gross margin	9.2	9.6	9.2	9.4
Selling, general and administrative expenses	7.1	7.2	7.0	6.9

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

[2]	Comparable sales are defined as sales excluding acquisitions and dispositions.

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

Sales for the three months ended February 28, 2018 and 2017
Pharmaceutical Wholesale division’s sales for the three months ended February 28, 2018 increased 14.4% to $5.8 billion. Comparable sales, increased 14.4%.

Sales were positively impacted by 11.0 percentage points as a result of currency translation. Comparable sales in constant currency increased 3.4%, reflecting growth in emerging markets partially offset by challenging market conditions in certain continental European countries.

Operating income for the three months ended February 28, 2018 and 2017
Pharmaceutical Wholesale division’s operating income for the three months ended February 28, 2018, which included $202 million from the Company’s share of equity earnings in AmerisourceBergen, increased 95.8% to $323 million primarily as a result of the effects of the U.S. tax law changes on AmerisourceBergen. Operating income was positively impacted by 3.7 percentage points ($6 million) as a result of currency translation.

Gross profit increased 9.7% from the year-ago quarter. Gross profit was positively impacted by 9.7 percentage points ($47 million) as a result of currency translation. The remaining movement was primarily due to lower gross margin, including some generic procurement pressure, offset by sales growth.

Selling, general and administrative expenses increased 13.5% from the year-ago quarter. Expenses were negatively impacted by 11.3 percentage points ($41 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 7.1% in the current quarter, compared to 7.2% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2018 and 2017
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended February 28, 2018, which included $89 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 2.2% to $231 million. Adjusted operating income was positively impacted by 3.5 percentage points ($8 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the positive impact of currency translation, adjusted operating income decreased 8.8% over the year-ago quarter, primarily due to lower gross margin, including some generic procurement pressure. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the six months ended February 28, 2018 and 2017
Pharmaceutical Wholesale division’s sales for the six months ended February 28, 2018 increased 9.8% to $11.5 billion. Comparable sales increased 9.8%.

Sales and comparable sales were each positively impacted by 5.8 percentage points and 5.8 percentage points respectively, as a result of currency translation. Comparable sales in constant currency increased 4.0%, reflecting growth in emerging markets partially offset by challenging market conditions in certain continental European countries.

Operating income for the six months ended February 28, 2018 and 2017
Pharmaceutical Wholesale division’s operating income for the six months ended February 28, 2018, which included $90 million from the Company’s share of equity earnings in AmerisourceBergen, increased 3.7% to $337 million. Operating income was positively impacted by 1.2 percentage points ($4 million) as a result of currency translation.

Gross profit increased 6.8% from the year-ago period. The positive impact of currency translation was 5.6 percentage points ($55 million).

Selling, general and administrative expenses increased 11.9% from the year-ago period, of which 7.0 percentage points ($51 million) was as a result of the negative impact of currency translation. The remaining increase was primarily related to sales activity. As a percentage of sales, selling, general and administrative expenses were 7.0% in the current period, compared to 6.9% in the year-ago period. Excluding the negative impact of currency translation, selling, general and administrative expenses as a percentage of sales were in line with the year-ago period.

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2018 and 2017
Pharmaceutical Wholesale division’s adjusted operating income for the six months ended February 28, 2018, which included $166 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 1.1% to $455 million. Adjusted operating income was positively impacted by 1.5 percentage points ($7 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the positive impact of currency translation, adjusted operating income decreased 9.9% over the year-ago period, primarily due to lower gross margin and higher selling, general and administrative expenses as a percentage of sales, partially offset by sales growth. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions)
	Three months ended February 28, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,402	$252	$323	$3	$1,980
Acquisition-related amortization	64	28	21	—	113
Acquisition-related costs	65	—	—	—	65
Certain legal and regulatory accruals and settlements	90	—	—	—	90
LIFO provision	43	—	—	—	43
Adjustments to equity earnings in AmerisourceBergen	—	—	(113)	—	(113)
Asset recovery	(15)	—	—	—	(15)
Adjusted operating income (Non-GAAP measure)	$1,649	$280	$231	$3	$2,163

	(in millions)
	Three months ended February 28, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,120	$198	$165	$(4)	$1,479
Acquisition-related amortization	38	25	19	—	82
Acquisition-related costs	29	—	—	—	29
LIFO provision	49	—	—	—	49
Adjustments to equity earnings in AmerisourceBergen	—	—	37	—	37
Cost transformation	316	19	5	—	340
Adjusted operating income (Non-GAAP measure)	$1,552	$242	$226	$(4)	$2,016

	(in millions)
	Six months ended February 28, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$2,528	$436	$337	$1	$3,302
Acquisition-related amortization	102	54	42	—	198
Acquisition-related costs	116	—	—	—	116
Certain legal and regulatory accruals and settlements	115	—	—	—	115
LIFO provision	97	—	—	—	97
Hurricane-related costs	83	—	—	—	83
Adjustments to equity earnings in AmerisourceBergen	—	—	76	—	76
Asset recovery	(15)	—	—	—	(15)
Adjusted operating income (Non-GAAP measure)	$3,026	$490	$455	$1	$3,972

	(in millions)
	Six months ended February 28, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$2,225	$380	$325	$(4)	$2,926
Acquisition-related amortization	75	50	39	—	164
Acquisition-related costs	46	—	—	—	46
LIFO provision	107	—	—	—	107
Adjustments to equity earnings in AmerisourceBergen	—	—	78	—	78
Cost transformation	388	25	8	—	421
Adjusted operating income (Non-GAAP measure)	$2,841	$455	$450	$(4)	$3,742

	(in millions, except per share amounts)
	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$1,349	$1,060	$2,170	$2,114

Adjustments to operating income:
Acquisition-related amortization	113	82	198	164
Acquisition-related costs	65	29	116	46
Certain legal and regulatory accruals and settlements	90	—	115	—
LIFO provision	43	49	97	107
Hurricane-related costs	—	—	83	—
Adjustments to equity earnings in AmerisourceBergen	(113)	37	76	78
Cost transformation	—	340	—	421
Asset recovery	(15)	—	(15)	—
Total adjustments to operating income	183	537	670	816

Adjustments to other income (expense):
Impairment of equity method investment	—	—	170	—
Net investment hedging (gain) loss	1	15	(33)	14
Total adjustments to other income (expense)	1	15	137	14

Adjustments to interest expense, net:
Prefunded acquisition financing costs	5	48	29	89
Total adjustments to interest expense, net	5	48	29	89

Adjustments to income tax provision:
U.S. tax law changes[1]	184	—	184	—
Equity method non-cash tax	61	8	11	10
UK tax rate change[1]	—	—	—	(77)
Tax impact of adjustments[2]	(62)	(192)	(185)	(289)
Total adjustments to income tax provision	183	(184)	10	(356)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,721	$1,476	$3,016	$2,677

Diluted net earnings per common share (GAAP)	$1.36	$0.98	$2.16	$1.94
Adjustments to operating income	0.18	0.50	0.67	0.76
Adjustments to other income (expense)	—	0.01	0.14	0.01
Adjustments to interest expense, net	0.01	0.04	0.03	0.08
Adjustments to income tax provision	0.18	(0.17)	0.01	(0.33)
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.73	$1.36	$3.01	$2.46

Weighted average common shares outstanding, diluted	995.5	1,085.5	1,003.3	1,086.9

[1]	Discrete tax-only items.

[2]	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $1.7 billion (including $683 million in non-U.S. jurisdictions) as of February 28, 2018, compared to $11.8 billion (including $2.2 billion in non-U.S. jurisdictions) at February 28, 2017. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases. Net cash provided by operating activities for the six months ended February 28, 2018 was $3.2 billion, compared to $3.4 billion for the year-ago period. The $0.2 billion decrease in cash provided by operating activities was primarily due to higher cash outflows from accounts receivable and accounts payable partially offset by lower cash outflows from accrued expenses and other liabilities, inventories and income taxes paid. Changes in accounts receivable, accounts payable, accrued expenses and other liabilities are mainly driven by the timing of collections and payments. Lower cash outflows on inventories resulted primarily from Retail Pharmacy USA inventory management initiatives related to simplified retail product offering, promotional efficiencies and lower brand name drug inflation.

Net cash used for investing activities was $4.2 billion for the six months ended February 28, 2018, compared to $197 million used in the year-ago period. Business acquisitions in the six months ended February 28, 2018 were $3.4 billion compared to $52 million for the year-ago period.

For the six months ended February 28, 2018, additions to property, plant and equipment were $666 million compared to $639 million in the year-ago period. Capital expenditures by reporting segment were as follows:

	Six months ended February 28,
	2018	2017
Retail Pharmacy USA	$474	$378
Retail Pharmacy International	141	210
Pharmaceutical Wholesale	51	51
Total	$666	$639

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Additionally, investing activities for the six months ended February 28, 2018 did not include any proceeds related to sale-leaseback transactions, compared to $436 million in the year-ago period.

Net cash used for financing activities for the six months ended February 28, 2018 was $616 million, compared to net cash used of $1.1 billion in the year-ago period. We repurchased shares as part of the June 2017 stock repurchase program described below and to support the needs of the employee stock plans totaling $2.5 billion in the six months ended February 28, 2018, compared to $457 million in shares repurchased in the six months ended February 28, 2017. Proceeds related to employee stock plans were $83 million during the six months ended February 28, 2018, compared to $116 million for the six months ended February 28, 2017. Cash dividends paid were $815 million during the six months ended February 28, 2018, compared to $817 million for the same period a year ago. We currently intend to continue to maintain a long-term dividend payout ratio target of approximately 30 to 35 percent of adjusted net earnings attributable to Walgreens Boots Alliance.

The Company believes that cash flow from operations, availability under our existing credit facilities and arrangements, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, capital expenditures at existing facilities, pending acquisitions (including the acquisition of Rite Aid assets), dividend payments and debt service obligations for at least the next 12 months. Our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements.

Stock repurchase programs

In April 2017, Walgreens Boots Alliance authorized a stock repurchase program (the “April 2017 stock repurchase program”), which authorized the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. In May 2017, the Company completed the April 2017 stock repurchase program, purchasing 11.8 million shares. In June 2017, Walgreens Boots Alliance authorized a new stock repurchase program, which authorized the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018, which authorization was increased by an additional $1.0 billion in October 2017 (as expanded, the “June 2017 stock repurchase program”). During fiscal 2017, the Company purchased 47.2 million shares at a total cost of $3.8 billion under the June 2017 stock repurchase program. During the six months ended February 28, 2018, the Company purchased 30.3 million shares at a total cost of $2.2 billion. The June 2017 stock repurchase program was completed in October 2017. We determine the timing and amount of repurchases, including repurchases to offset anticipated dilution from equity incentive plans, based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. We have repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable us to repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws.

Commercial paper
The Company periodically borrows under its commercial paper program and may continue to borrow under it in future periods. The Company had $2.1 billion commercial paper borrowings outstanding as of February 28, 2018 and there were no commercial paper borrowings outstanding as of August 31, 2017. The Company had average daily short-term borrowings of $1.2 billion of commercial paper outstanding at a weighted average interest rate of 1.81% for the six months ended February 28, 2018 and no activity under its commercial paper program for the six months ended February 28, 2017.

Financing actions
On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a term loan credit agreement with the lenders party thereto (the “2014 Term Loan Agreement”), which provided Walgreens Boots Alliance and Walgreens with the ability to borrow up to £1.45 billion on an unsecured basis. As of August 31, 2016, Walgreens Boots Alliance had borrowed £1.45 billion ($1.9 billion at the August 31, 2016 spot rate of $1.31 to £1) under the 2014 Term Loan Agreement. On August 30, 2017, Walgreens Boots Alliance used available cash to repay in full all outstanding loans and obligations under the 2014 Term Loan Agreement, which, as of such date, consisted of the remaining unamortized amount of £1.41 billion ($1.83 billion at the August 31, 2017 spot rate of $1.295 to £1) aggregate principal amount of outstanding loans together with accrued interest thereon through, but excluding, the payment date, and the 2014 Term Loan Agreement terminated in accordance with its terms.

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement with the lenders party thereto (the “2014 Revolving Credit Agreement”), which has available credit of $3.0 billion, of which $500 million is available for the issuance of letters of credit. Borrowings under the 2014 Revolving Credit Agreement bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of February 28, 2018 and 2017, there were no borrowings or letters of credit issued pursuant to the 2014 Revolving Credit Agreement.

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

On June 1, 2016, Walgreens Boots Alliance issued in an underwritten public offering $1.2 billion of 1.750% notes due 2018 (the “2018 notes”), $1.5 billion of 2.600% notes due 2021 (the “2021 notes”), $0.8 billion of 3.100% notes due 2023 (the “2023 notes”), $1.9 billion of 3.450% notes due 2026 (the “2026 notes”) and $0.6 billion of 4.650% notes due 2046 (the “2046 notes”). Because the merger with Rite Aid was not consummated on or prior to June 1, 2017, the 2018 notes, the 2021 notes and the 2023 notes were redeemed on June 5, 2017 under the special mandatory redemption terms of the indenture governing such notes. The 2026 notes and 2046 notes remain outstanding in accordance with their respective terms.

On February 1, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, Walgreens Boots Alliance entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. Borrowings under the February 2017 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at

Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of February 28, 2018, there were $50 million of borrowings under the February 2017 Revolving Credit Agreement.

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

Borrowings under the August 2017 Credit Agreements will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of February 28, 2018, Walgreens Boots Alliance had $400 million of borrowings outstanding under the 2017 Term Loan Credit Agreement and there were no borrowings outstanding under the August 2017 Revolving Credit Agreement.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants. As of February 28, 2018, the Company was in compliance with all such applicable covenants.

Credit ratings
As of March 27, 2018, the credit ratings of Walgreens Boots Alliance were:

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

As of February 28, 2018, we have issued $201 million in letters of credit, primarily related to insurance obligations. We also had $47 million of guarantees to various suppliers outstanding as of February 28, 2018. We remain secondarily liable on 72 leases. The maximum potential undiscounted future payments related to these leases was $315 million as of February 28, 2018.

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

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in note 18, new accounting pronouncements in Item 1. Consolidated Condensed Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with

AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs and charges associated with our store optimization program will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, changes in management’s assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets and interest rates, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the ability of the parties to satisfy the closing conditions and consummate the phased acquisition of certain assets pursuant to our amended and restated asset purchase agreement with Rite Aid on a timely basis or at all, the risks associated with the integration of complex businesses, outcomes of legal and regulatory matters, and risks associated with changes in laws, including those relating to the December 2017 U.S. tax legislation, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A. “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 and our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding our transactions are set forth in note 8, financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On February 28, 2018, we had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

Foreign currency exchange rate risk
We are exposed to fluctuations in foreign currency exchange rates, primarily with respect to the British pound sterling and Euro, and certain other foreign currencies, which may affect our net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows. These transactions are almost exclusively less than 12 months in maturity. In addition, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions).

Our foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of February 28, 2018 by approximately $16 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries.

Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the end of the period covered by this report, the Company had acquired 1,542 stores from Rite Aid. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired Rite Aid stores. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the three months ended February 28, 2018 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the acquisition of Rite Aid stores, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, the Company will continue to review such internal controls and processes and may take further steps to integrate such controls and processes with those of the Company.

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

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk factors” in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2017 and Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017, which could materially affect our business, financial condition or future results.

Item 2. Unregistered sales of equity securities and use of proceeds

(c)
There were no purchases of the Company’s common stock during the quarter ended February 28, 2018 and as of the date of this report, no shares were authorized to be repurchased under a publicly announced plan.

Item 5. Other Information
On February 1, 2018, Equiniti Group plc (“Equiniti Group”) announced that Equiniti Group had completed its acquisition of Wells Fargo Shareowner Services, previously a business of Wells Fargo Bank N.A. Immediately prior to the acquisition, Wells Fargo Shareowner Services served as transfer agent and registrar with respect to the Company’s common stock. Following the acquisition, Equiniti Trust Company (an affiliate of Equiniti Group), d/b/a EQ Shareowner Services, now serves as transfer agent and registrar for the Company’s common stock. The foregoing disclosure is included in this report instead of in a Form 8-K under Item 8.01 (Other Information).

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on June 10, 2016.

10.1*	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated as of January 17, 2018).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 19, 2018.

10.2*	Offer letter agreement dated as of March 6, 2018 between James Kehoe and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.

10.3*	Contract amendment dated as of March 6, 2018 between George Fairweather and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

___________________________

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: March 28, 2018	/s/ George R. Fairweather
George R. Fairweather
Executive Vice President and Global Chief Financial Officer

Dated: March 28, 2018	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)