Form 10-Q
period 2018-05-31
Walgreens Boots Alliance, Inc.
filed 2018-06-28
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2018
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
Yes ☐        No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 31, 2018 was 992,411,822.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2018

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal proceedings	52
Item 1A.	Risk factors	52
Item 2.	Unregistered sales of equity securities and use of proceeds	52
Item 6.	Exhibits	52

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	May 31, 2018	August 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,818	$3,301
Accounts receivable, net (see note 18)	7,159	6,528
Inventories	9,889	8,899
Other current assets	1,122	1,025
Total current assets	19,988	19,753
Non-current assets:
Property, plant and equipment, net	13,938	13,642
Goodwill	17,089	15,632
Intangible assets, net	12,111	10,156
Equity method investments (see note 5)	6,272	6,320
Other non-current assets	754	506
Total non-current assets	50,164	46,256
Total assets	$70,152	$66,009

Liabilities and equity
Current liabilities:
Short-term debt	$2,587	$251
Trade accounts payable (see note 16)	13,089	12,494
Accrued expenses and other liabilities	5,435	5,473
Income taxes	371	329
Total current liabilities	21,482	18,547
Non-current liabilities:
Long-term debt	12,456	12,684
Deferred income taxes	1,973	2,281
Other non-current liabilities	5,771	4,223
Total non-current liabilities	20,200	19,188
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at May 31, 2018 and August 31, 2017	12	12
Paid-in capital	10,444	10,339
Retained earnings	32,460	30,137
Accumulated other comprehensive loss	(2,792)	(3,051)
Treasury stock, at cost; 180,101,796 shares at May 31, 2018 and 148,664,548 at August 31, 2017	(12,388)	(9,971)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	27,736	27,466
Noncontrolling interests	734	808
Total equity	28,470	28,274
Total liabilities and equity	$70,152	$66,009

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the nine months ended May 31, 2018 and 2017
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Employee stock loan receivable	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interests	Total equity
August 31, 2017	1,023,849,070	$12	$(9,971)	$10,339	$—	$(3,051)	$30,137	$808	$28,274
Net earnings	—	—	—	—	—	—	3,512	5	3,517
Other comprehensive income, net of tax	—	—	—	—	—	259	—	7	266
Dividends declared	—	—	—	—	—	—	(1,189)	(86)	(1,275)
Treasury stock purchases	(34,499,913)	—	(2,525)	—	—	—	—	—	(2,525)
Employee stock purchase and option plans	3,062,665	—	108	10	—	—	—	—	118
Stock-based compensation	—	—	—	91	—	—	—	—	91
Noncontrolling interests contribution	—	—	—	4	—	—	—	—	4
May 31, 2018	992,411,822	$12	$(12,388)	$10,444	$—	$(2,792)	$32,460	$734	$28,470

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Employee stock loan receivable	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interests	Total equity
August 31, 2016	1,082,986,591	$12	$(4,934)	$10,111	$(1)	$(2,992)	$27,684	$401	$30,281
Net earnings	—	—	—	—	—	—	3,276	18	3,294
Other comprehensive (loss), net of tax	—	—	—	—	—	(311)	—	(38)	(349)
Dividends declared	—	—	—	—	—	—	(1,216)	(12)	(1,228)
Treasury stock purchases	(17,419,955)	—	(1,457)	—	—	—	—	—	(1,457)
Employee stock purchase and option plans	4,529,850	—	149	26	1	—	—	—	176
Stock-based compensation	—	—	—	71	—	—	—	—	71
Noncontrolling interests acquired and arising on business combinations	—	—	—	181	—	—	—	515	696
May 31, 2017	1,070,096,486	$12	$(6,242)	$10,389	$—	$(3,303)	$29,744	$884	$31,484
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Sales	$34,334	$30,118	$98,095	$88,065
Cost of sales	26,554	22,973	74,878	66,243
Gross profit	7,780	7,145	23,217	21,822

Selling, general and administrative expenses	6,231	5,712	18,456	17,522
Equity earnings in AmerisourceBergen	52	84	142	143
Operating income	1,601	1,517	4,903	4,443

Other income (expense)	(4)	(8)	(132)	(22)
Earnings before interest and income tax provision	1,597	1,509	4,771	4,421

Interest expense, net	157	155	457	500
Earnings before income tax provision	1,440	1,354	4,314	3,921
Income tax provision	109	168	839	634
Post tax earnings (loss) from other equity method investments	15	(21)	42	7
Net earnings	1,346	1,165	3,517	3,294
Net earnings attributable to noncontrolling interests	4	3	5	18
Net earnings attributable to Walgreens Boots Alliance, Inc.	$1,342	$1,162	$3,512	$3,276

Net earnings per common share:
Basic	$1.35	$1.08	$3.52	$3.03
Diluted	$1.35	$1.07	$3.51	$3.02

Dividends declared per share	$0.400	$0.375	$1.200	$1.125

Weighted average common shares outstanding:
Basic	992.1	1,077.1	996.4	1,079.6
Diluted	995.3	1,082.6	1,000.6	1,085.5

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Comprehensive income:
Net earnings	$1,346	$1,165	$3,517	$3,294

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(2)	5	(4)	1
Unrealized gain on cash flow hedges	1	1	2	3
Unrecognized loss on available-for-sale investments	—	(1)	—	(2)
Share of other comprehensive income (loss) of equity method investments	11	2	13	(3)
Currency translation adjustments	(652)	504	255	(348)
Total other comprehensive income (loss)	(642)	511	266	(349)
Total comprehensive income	704	1,676	3,783	2,945

Comprehensive income (loss) attributable to noncontrolling interests	(9)	8	12	(20)
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$713	$1,668	$3,771	$2,965

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine months ended May 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$3,517	$3,294
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,300	1,244
Deferred income taxes	(382)	(211)
Stock compensation expense	91	71
Equity earnings from equity method investments	(184)	(150)
Other	266	289
Changes in operating assets and liabilities:
Accounts receivable, net	(762)	(153)
Inventories	230	259
Other current assets	(4)	22
Trade accounts payable	627	821
Accrued expenses and other liabilities	10	(268)
Income taxes	793	6
Other non-current assets and liabilities	(117)	13
Net cash provided by operating activities	5,385	5,237

Cash flows from investing activities:
Additions to property, plant and equipment	(983)	(912)
Proceeds from sale-leaseback transactions	—	436
Proceeds from sale of other assets	221	39
Business and intangible asset acquisitions, net of cash acquired	(4,220)	(63)
Other	(129)	48
Net cash used for investing activities	(5,111)	(452)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	596	277
Proceeds from debt	5,043	—
Payments of debt	(3,507)	(40)
Stock purchases	(2,525)	(1,457)
Proceeds related to employee stock plans	118	174
Cash dividends paid	(1,291)	(1,228)
Other	(217)	(59)
Net cash used for financing activities	(1,783)	(2,333)

Effect of exchange rate changes on cash and cash equivalents	26	(6)
Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(1,483)	2,446
Cash and cash equivalents at beginning of period	3,301	9,807
Cash and cash equivalents at end of period	$1,818	$12,253

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

Note 2. Acquisitions
Acquisition of certain Rite Aid Corporation (“Rite Aid”) assets
On September 19, 2017, the Company announced that it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. The purchases of these stores have been accounted for as business combinations and occurred in waves during fiscal 2018. The Company purchased 390 stores for total cash consideration of $820 million for the three months ended May 31, 2018 and 1,932 stores for total cash consideration of $4.2 billion for the nine months ended May 31, 2018. The transition of the three distribution centers and related inventory is expected to begin during fiscal 2019 and remains subject to closing conditions set forth in the amended and restated asset purchase agreement.

As of May 31, 2018, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and therefore the purchase price allocation has not been finalized. The preliminary purchase price allocation will be subject to further refinement and may result in material changes. These changes will primarily relate to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified. During the three months ended May 31, 2018, the Company recorded certain measurement period adjustments to identified assets acquired and liabilities assumed based on additional information regarding such assets and liabilities, which did not have a material impact on the purchase price allocation. The following table summarizes the consideration for the purchases and the preliminary amounts of identified assets acquired and liabilities assumed as of the nine months ended May 31, 2018.

Consideration	$4,330

Identifiable assets acquired and liabilities assumed
Inventories	$1,291
Property, plant and equipment	494
Intangible assets	2,028
Accrued expenses and other liabilities	(54)
Deferred income taxes	5
Other non-current liabilities	(795)
Total identifiable net assets	2,969
Goodwill	$1,361

The preliminary identified definite-lived intangible assets were as follows:

Definite-lived intangible assets	Weighted-average useful life (in years)	Amount (in millions)
Customer relationships	12	$1,850
Favorable lease interests	6	158
Trade names and trademarks	2	20
Total		$2,028

Consideration includes cash of $4,157 million and the fair value of the option granted to Rite Aid to become a member of the Company’s group purchasing organization, Walgreens Boots Alliance Development GmbH. The fair value for this option was determined using the income approach methodology.  The fair value estimates are based on the market compensation for such services and appropriate discount rate, as relevant, that market participants would consider when estimating fair values.

The goodwill of $1,361 million arising from the business combinations primarily reflects the expected operational synergies and cost savings generated from the Store Optimization Program as well as the expected growth from new customers. See note 3, exit and disposal activities, for additional information. The goodwill was allocated to the Retail Pharmacy USA segment. Substantially all of the goodwill recognized is expected to be deductible for income tax purposes.

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

The following table presents supplemental unaudited condensed pro forma consolidated sales for the three and nine months ended May 31, 2018 and 2017 as if all 1,932 stores acquired under the amended and restated asset purchase agreement had occurred on September 1, 2016. Pro forma net earnings of the Company, assuming these purchases had occurred at the beginning of each period presented, would not be materially different from the results reported. See note 3, exit and disposal activities, for additional information. The unaudited condensed pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the purchases occurred at the beginning of the periods presented or results which may occur in the future.

	Three months ended May 31,		Nine months ended May 31,
(in millions)	2018	2017	2018	2017
Sales	$34,366	$32,496	$102,059	$95,378

Actual sales from acquired Rite Aid stores for the three and nine months ended May 31, 2018 included in the Consolidated Statement of Earnings are as follows:

(in millions)	Three months ended May 31, 2018	Nine months ended May 31, 2018
Sales	$2,223	$3,038

The 1,932 Rite Aid stores acquired did not have a material impact on net earnings of the Company for the three and nine months ended May 31, 2018.

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

The Company has completed the purchase accounting for the AllianceRx Walgreens Prime transaction. The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions).

Consideration	$720

Identifiable assets acquired and liabilities assumed
Accounts receivable	$217
Inventories	149
Property, plant and equipment	11
Intangible assets	331
Trade accounts payable	(90)
Accrued expenses and other liabilities	(1)
Total identifiable net assets	617
Goodwill	$103

The identified intangible assets primarily include purchasing and payer contracts. These contracts are estimated to have a weighted average useful life of 15 years. The goodwill of $103 million arising from the transaction consists of expected purchasing synergies, operating efficiencies by benchmarking performance and applying best practices across the combined company, consolidation of operations, reductions in selling, general and administrative expenses and combining workforces. Substantially all of the goodwill recognized is not expected to be deductible for income tax purposes.

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

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $450 million, including costs associated with lease obligations and other real estate costs, employee severance and other exit costs. The Company expects to incur pre-tax charges of approximately $270 million for lease obligations and other real estate costs and approximately $180 million for employee severance and other exit costs. The Company estimates that substantially all of these cumulative pre-tax charges will result in cash expenditures.

Costs related to the Store Optimization Program, which were primarily recorded in selling, general and administrative expenses for the Company's Retail Pharmacy USA segment included in the three and nine months ended May 31, 2018, are as follows (in millions):

Three months ended May 31, 2018
Lease obligations and other real estate costs	2
Employee severance and other exit costs	22
Total costs	$24

Nine months ended May 31, 2018
Lease obligations and other real estate costs	2
Employee severance and other exit costs	22
Total costs	$24

The changes in liabilities related to the Store Optimization Program for the nine months ended May 31, 2018 include the following (in millions):

	Lease obligations and other real estate costs	Employee severance and other exit costs	Total
Balance at August 31, 2017	$—	$—	$—
Costs	2	22	24
Payments	—	(8)	(8)
Other - non cash[1]	30	—	30
Balance at May 31, 2018	$32	$14	$46

[1]	Represents unfavorable lease liabilities from acquired Rite Aid stores.

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

The changes in liabilities related to the Cost Transformation Program for the nine months ended May 31, 2018 include the following (in millions):

	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2017	$521	$79	$600
Payments	(112)	(68)	(180)
Other - non cash	20	(1)	19
Currency translation adjustments	—	(1)	(1)
Balance at May 31, 2018	$429	$9	$438

Total costs by segment, which were primarily recorded in selling, general and administrative expenses included in the three and nine months ended May 31, 2017, are as follows (in millions):

Three months ended May 31, 2017	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$96	$18	$—	$114
Real estate costs	15	—	—	15
Severance and other business transition and exit costs	18	8	16	42
Total costs	$129	$26	$16	$171

Nine months ended May 31, 2017	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$207	$21	$1	$229
Real estate costs	264	—	—	264
Severance and other business transition and exit costs	46	30	23	99
Total costs	$517	$51	$24	$592

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

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. Historically, the Company has entered into several sale-leaseback transactions. For the nine months ended May 31, 2018, the Company did not record any proceeds from sale-leaseback transactions. For the nine months ended May 31, 2017, the Company recorded proceeds from sale-leaseback transactions of $436 million.

The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. During the three and nine months ended May 31, 2018, the Company recorded charges of $21 million and $88 million for facilities that were closed. This compares to $25 million and $289 million for the three and nine months ended May 31, 2017. These charges are reported in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges primarily in other non-current liabilities, include the following (in millions):

	For the nine months ended May 31, 2018	For the twelve months ended August 31, 2017
Balance at beginning of period	$718	$466
Provision for present value of non-cancellable lease payments on closed facilities	34	344
Changes in assumptions	7	13
Accretion expense	47	37
Other - non cash[1]	30	—
Cash payments, net of sublease income	(159)	(142)
Balance at end of period	$677	$718

[1]	Represents unfavorable lease liabilities from acquired Rite Aid stores.

As of May 31, 2018, the Company remains secondarily liable on 71 leases. The maximum potential undiscounted future payments are $311 million as of May 31, 2018.

Note 5. Equity method investments
Equity method investments as of May 31, 2018 and August 31, 2017, are as follows (in millions, except percentages):

	May 31, 2018		August 31, 2017
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,120	26%	$5,024	26%
Others	1,152	8% - 50%	1,296	8% - 50%
Total	$6,272		$6,320

AmerisourceBergen investment
As of May 31, 2018 and August 31, 2017, the Company owned 56,854,867 AmerisourceBergen Corporation (“AmerisourceBergen”) common shares, representing approximately 26% of the outstanding AmerisourceBergen common stock. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. The level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at May 31, 2018 is $4.7 billion.

As of May 31, 2018, the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.2 billion. This premium of $4.2 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation (“Guangzhou Pharmaceuticals”) and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; and the equity method investment retained through the sale of a majority interest in Option Care Inc. in fiscal 2015.

The Company reported $15 million of post-tax equity earnings and $21 million of post-tax equity losses from other equity method investments for the three months ended May 31, 2018 and May 31, 2017, respectively. The Company reported $42 million and $7 million of post-tax equity earnings from other equity method investments for the nine months ended May 31, 2018 and May 31, 2017, respectively. During the nine month period ended May 31, 2018, the Company recorded an impairment of $170 million in its equity interest in Guangzhou Pharmaceuticals, which was included in other income (expense) in the Consolidated Condensed Statements of Earnings. The fair value of the Company’s equity interest in Guangzhou Pharmaceuticals was determined using the proposed sale price and thus represents Level 3 measurement. During the three months ended May 31, 2018, the Company completed the sale of a 30 percent interest in Guangzhou Pharmaceuticals to its joint venture partner Guangzhou Baiyunshan Pharmaceutical Holdings resulting in a $172 million reduction in carrying value and a $8 million cumulative translation adjustment loss.

Note 6. Goodwill and other intangible assets
Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Balance at August 31, 2017	$9,139	$3,392	$3,101	$15,632
Acquisitions	1,361	—	4	1,365
Currency translation adjustments	—	54	38	92
Balance at May 31, 2018	$10,500	$3,446	$3,143	$17,089

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	May 31, 2018	August 31, 2017
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,331	$2,510
Favorable lease interests and non-compete agreements	621	523
Trade names and trademarks	495	504
Purchasing and payer contracts	389	391
Total gross amortizable intangible assets	5,836	3,928

Accumulated amortization
Customer relationships and loyalty card holders [1]	$930	$780
Favorable lease interests and non-compete agreements	353	355
Trade names and trademarks	190	155
Purchasing and payer contracts	71	51
Total accumulated amortization	1,544	1,341
Total amortizable intangible assets, net	$4,292	$2,587

Indefinite lived intangible assets
Trade names and trademarks	$5,696	$5,514
Pharmacy licenses	2,123	2,055
Total indefinite lived intangible assets	$7,819	$7,569

Total intangible assets, net	$12,111	$10,156

[1]	Includes purchased prescription files.

Amortization expense for intangible assets was $146 million and $363 million for the three and nine months ended May 31, 2018, respectively, and $98 million and $287 million for the three and nine months ended May 31, 2017, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at May 31, 2018 is as follows (in millions):

	2019	2020	2021	2022	2023
Estimated annual amortization expense	$545	$470	$413	$388	$348

Note 7. Debt
Debt consist of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted)

	May 31, 2018	August 31, 2017
Short-term debt [1]
Commercial paper	1,039	—
Credit facilities [2]	999	—
$1 billion note issuance [3,4]
5.250% unsecured notes due 2019 [5]	248	—
Other [6]	301	251
Total short-term debt	2,587	251

Long-term debt [1]
$6 billion note issuance [3,7]
3.450% unsecured notes due 2026	1,888	1,887
4.650% unsecured notes due 2046	590	590
$8 billion note issuance [3,7]
2.700% unsecured notes due 2019	1,247	1,246
3.300% unsecured notes due 2021	1,245	1,244
3.800% unsecured notes due 2024	1,989	1,988
4.500% unsecured notes due 2034	495	495
4.800% unsecured notes due 2044	1,492	1,492
£700 million note issuance [3,7]
2.875% unsecured Pound sterling notes due 2020	530	513
3.600% unsecured Pound sterling notes due 2025	397	384
€750 million note issuance [3,7]
2.125% unsecured Euro notes due 2026	869	884
$4 billion note issuance [3,4]
3.100% unsecured notes due 2022	1,195	1,195
4.400% unsecured notes due 2042	492	492
$1 billion note issuance [3,4]
5.250% unsecured notes due 2019 [5]	—	250
Other [8]	27	24
Total long-term debt, less current portion	$12,456	$12,684

[1]
Carry values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated borrowings have been translated using spot rates at May 31, 2018 and August 31, 2017, respectively.

[2]
Credit facilities includes borrowings outstanding under the February 2017 Revolving Credit Agreement, the August 2017 Revolving Credit Agreement and the 2017 Term Loan Credit Agreement, which are described in more detail below. From time to time, the Company may also enter into other credit facilities, including in March 2018, a $350 million short-term unsecured revolving credit facility which was undrawn as of May 31, 2018.

[3]
The $6 billion, $8 billion, £0.7 billion, €0.75 billion, $4 billion and $1 billion note issuances as of May 31, 2018 had fair values and carrying values of $2.4 billion and $2.5 billion, $6.4 billion and $6.5 billion, $1.0 billion and $0.9 billion, $0.9 billion and $0.9 billion, $1.7 billion and $1.7 billion, and $0.3 billion and $0.2 billion, respectively. The fair values of the notes outstanding are level 1 fair value measures and determined based on quoted market price and translated at the May 31, 2018 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of May 31, 2018.

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

August 2017 Credit Agreements
On August 24, 2017, the Company entered into a $1.0 billion revolving credit agreement with the lenders from time to time party thereto (the “August 2017 Revolving Credit Agreement”) and a $1.0 billion term loan credit agreement with Sumitomo Mitsui Banking Corporation (the “2017 Term Loan Credit Agreement”).

The August 2017 Revolving Credit Agreement is an unsecured revolving credit facility with a facility termination date of the earlier of (a) January 31, 2019, subject to any extension thereof pursuant to the terms of the August 2017 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of May 31, 2018, there were no borrowings outstanding under the August 2017 Revolving Credit Agreement. The 2017 Term Loan Credit Agreement is an unsecured “multi-draw” term loan facility which matures on March 30, 2019.  As of May 31, 2018, Walgreens Boots Alliance had $1.0 billion of borrowings outstanding under the 2017 Term Loan Credit Agreement, and no additional commitments were available.

February 2017 Revolving Credit Agreement
On February 1, 2017, the Company entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, the Company entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of May 31, 2018, there were no borrowings outstanding under the February 2017 Revolving Credit Agreement.

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

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily short-term borrowings of $1.4 billion of commercial paper outstanding at a weighted average interest rate of 2.00% for the nine months ended May 31, 2018. The Company had no activity under its commercial paper program for the nine months ended May 31, 2017.

Interest
Interest paid was $450 million and $573 million for the nine months ended May 31, 2018 and May 31, 2017, respectively.

Note 8. Financial instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts, fair value and balance sheet presentation of derivative instruments outstanding as of May 31, 2018 and August 31, 2017 are as follows (in millions):

	May 31, 2018		August 31, 2017
	Notional [1]	Fair value	Notional [1]	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$—	$—	$250	$—	Other non-current assets
Interest rate swaps	250	2	—	—	Other current liabilities
Foreign currency forwards	28	—	24	—	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	$3,762	$147	$221	$—	Other current assets
Foreign currency forwards	—	—	2,816	19	Other current liabilities

[1]	Amounts are presented in U.S. dollar equivalents, as applicable.

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

Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The income and (expense) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2018	2017	2018	2017
Foreign currency forwards	Selling, general and administrative expenses	$108	$(19)	$(75)	$28
Foreign currency forwards	Other income (expense)	3	(1)	36	(15)

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	May 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$1,104	$1,104	$—	$—
Available-for-sale investments[2]	1	1	—	—
Foreign currency forwards[3]	147	—	147	—
Liabilities:
Interest rate swaps[4]	2	—	2	—

	August 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$2,096	$2,096	$—	$—
Available-for-sale investments[2]	1	1	—	—
Liabilities:
Foreign currency forwards[3]	19	—	19	—

[1]	Money market funds are valued at the closing price reported by the fund sponsor.

[2]	The fair value of quoted investments are based on current bid prices as of the balance sheet dates.

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

There were no transfers between levels for the three and nine months ended May 31, 2018.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Financial Statements. Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as level 1. See note 7, debt for further information. The carrying values of accounts receivable, net and trade accounts payable approximated their respective fair values due to their short-term nature.

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed an amended complaint on August 17, 2015, and defendants moved to dismiss the amended complaint on October 16, 2015. Lead plaintiff filed a response to the motion to dismiss on December 22, 2015, and defendants filed a reply in support of the motion on February 5, 2016. On September 30, 2016, the Court issued an order granting in part and denying in part defendants’ motion to dismiss. Defendants filed their answer to the amended complaint on November 4, 2016 and filed an amended answer on January 16, 2017. Plaintiffs filed their motion for class certification on April 21, 2017. Plaintiffs’ motion was granted on March 29, 2018 and merits discovery is proceeding.

As of August 31, 2017, the Company was aware of two putative class action lawsuits filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the original Merger Agreement (prior to its amendment on January 29, 2017) (such transactions, the “Rite Aid Transactions”). One Rite Aid action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Pennsylvania action primarily alleged that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger, and also alleged that Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. The federal action alleged, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote relating to the Rite Aid Transactions. That motion was denied and plaintiffs agreed to stay the litigation until after the Rite Aid Transactions closed. On March 17, 2017, plaintiffs moved to lift the stay to allow plaintiffs to file an amended complaint. On August 4, 2017, that motion was granted for the limited purpose of allowing plaintiffs to file a motion seeking leave to amend their complaint in light of the termination of the Merger Agreement. Plaintiffs filed such a motion on September 22, 2017. The Company filed its response on October 6, 2017. The Court granted the motion on November 27, 2017, ordering the plaintiffs to file their amended complaint within 10 business days. Plaintiffs filed their amended complaint on December 11, 2017. Pursuant to a briefing schedule set by the Court, the

Company filed a motion to dismiss on February 16, 2018. Plaintiffs filed their response brief on May 1, 2018 and reply briefs were filed on June 7, 2018.

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

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804), is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in a subset of the cases included in this multidistrict litigation. The Company also has been named as a defendant in several lawsuits brought in state courts relating to opioid matters. The relief sought by various plaintiffs is compensatory and punitive damages, as well as injunctive relief. Additionally, the Company has received from the Attorney Generals of several states subpoenas, civil investigative demands, and/or other requests concerning opioid matters.

Note 11. Income taxes
The effective tax rate for the three and nine months ended May 31, 2018 was 7.6% and 19.4% respectively, compared to 12.4% and 16.2% for the three and nine months ended May 31, 2017. As further described below, the decrease in the effective tax rate for the three months ended and the increase in the effective tax rate for the nine months ended May 31, 2018 were significantly impacted by an additional provisional net tax benefit of $140 million and a provisional net tax expense of $44 million respectively, as a result of the U.S. tax law changes, which were enacted on December 22, 2017. The decrease in the prior year comparable periods are due to higher net discrete tax benefits. In addition, the Company's results for the three and nine months ended May 31, 2018 also include a net reduction to the Company’s estimated annual tax rate for the current year as a result of the U.S. tax law changes.

Income taxes paid for the nine months ended May 31, 2018 were $428 million, compared to $839 million for the nine months ended May 31, 2017.

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

In connection with the Company’s ongoing analysis of the impact of the U.S. tax law changes, which is provisional and subject to change, the Company recorded a net tax expense of $44 million during the nine months ended May 31, 2018. This provisional net tax expense arises from the Company’s accrual for the transition tax and other U.S. tax law changes of $679 million, partly offset by a benefit of $635 million from re-measuring the Company’s net U.S. deferred tax liabilities.

Based on the effective dates of certain aspects of the U.S. tax law changes as well as estimated data required to be used in the corresponding measurement calculations, the Company’s analysis of the income tax effects of the U.S. tax law changes could not be finalized as of May 31, 2018. While the Company made reasonable estimates of the impact of the transition tax and the remeasurement of its deferred tax assets and liabilities, the final impact of the U.S. tax law changes may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, additional guidance and actions the

Company may take. The Company expects to finalize such provisional amounts within the time period prescribed by SAB 118. The U.S. tax law changes created new rules that allow the Company to make an accounting policy election to either treat taxes due on future GILTI inclusions in taxable income as either a current period expense or reflect such inclusions related to temporary basis differences in the Company’s measurement of deferred taxes. The Company’s analysis of the new GILTI rules is not complete; therefore, the Company has not made a policy election regarding the tax accounting treatment of the GILTI tax.

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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Service costs	$2	$1	$5	$3
Interest costs	50	43	146	129
Expected returns on plan assets/other	(54)	(41)	(158)	(112)
Total net periodic pension costs	$(2)	$3	$(7)	$20

The Company made cash contributions to its defined benefit pension plans of $57 million for the nine months ended May 31, 2018, which primarily related to committed funded payments. The Company plans to contribute an additional $7 million to its defined benefit pension plans in fiscal 2018.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is approved annually by the Walgreen Co. Board of Directors and reviewed by the Compensation Committee and Finance Committee of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $53 million and $164 million for the three and nine months ended May 31, 2018 compared to an expense of $58 million and $164 million in the three and nine months ended May 31, 2017.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2018 was $33 million and $94 million compared to a cost of $26 million and $82 million in the three and nine months ended May 31, 2017.

Postretirement healthcare plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. An amendment to this plan in the third quarter of fiscal 2017 resulted in a $109 million curtailment gain.

Note 13. Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 12.1 million outstanding options to purchase common shares that were anti-dilutive and excluded from the third quarter earnings per share calculation as of May 31, 2018 compared to 6.4 million as of May 31, 2017. Anti-dilutive shares excluded from the year to date earnings per share calculation were 10.1 million for the period ended May 31, 2018 compared to 5.7 million for the period ended May 31, 2017.

Note 14. Accumulated other comprehensive income (loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three and nine months ended May 31, 2018 and May 31, 2017 (in millions):

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at February 28, 2018	$(141)	$—	$(32)	$—	$(1,990)	$(2,163)
Other comprehensive income (loss) before reclassification adjustments	—	—	—	3	(647)	(644)
Amounts reclassified from accumulated OCI	(2)	—	1	11	8	18
Tax benefit (provision)	—	—	—	(3)	—	(3)
Net other comprehensive income (loss)	(2)	—	1	11	(639)	(629)
Balance at May 31, 2018	$(143)	$—	$(31)	$11	$(2,629)	$(2,792)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2017	$(139)	$—	$(33)	$(2)	$(2,877)	$(3,051)
Other comprehensive income (loss) before reclassification adjustments	(1)	—	—	7	240	246
Amounts reclassified from accumulated OCI	(5)	—	3	11	8	17
Tax benefit (provision)	2	—	(1)	(5)	—	(4)
Net other comprehensive income (loss)	(4)	—	2	13	248	259
Balance at May 31, 2018	$(143)	$—	$(31)	$11	$(2,629)	$(2,792)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at February 28, 2017	$(216)	$1	$(35)	$(6)	$(3,553)	$(3,809)
Other comprehensive income (loss) before reclassification adjustments	(102)	(1)	—	4	499	400
Amounts reclassified from accumulated OCI[1]	109	—	1	—	—	110
Tax benefit (provision)	(2)	—	—	(2)	—	(4)
Net other comprehensive income (loss)	5	(1)	1	2	499	506
Balance at May 31, 2017	$(211)	$—	$(34)	$(4)	$(3,054)	$(3,303)

	Pension/ post- retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Currency translation adjustment	Total
Balance at August 31, 2016	$(212)	$2	$(37)	$(1)	$(2,744)	$(2,992)
Other comprehensive income (loss) before reclassification adjustments	(107)	(2)	—	(4)	(310)	(423)
Amounts reclassified from accumulated OCI[1]	109	—	4	—	—	113
Tax benefit (provision)	(1)	—	(1)	1	—	(1)
Net other comprehensive income (loss)	1	(2)	3	(3)	(310)	(311)
Balance at May 31, 2017	$(211)	$—	$(34)	$(4)	$(3,054)	$(3,303)

[1]	Includes amendment to U.S. postretirement healthcare plan resulting in a curtailment gain. See note 12, retirement benefits.

Note 15. Segment reporting
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

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three months ended May 31, 2018
Sales to external customers	$25,917	$2,995	$5,422	$—	$34,334
Intersegment sales	—	—	543	(543)	—
Sales	$25,917	$2,995	$5,965	$(543)	$34,334

Adjusted operating income	$1,492	$198	$257	$—	$1,947

Three months ended May 31, 2017
Sales to external customers	$22,528	$2,809	$4,781	$—	$30,118
Intersegment sales	—	—	515	(515)	—
Sales	$22,528	$2,809	$5,296	$(515)	$30,118

Adjusted operating income	$1,463	$193	$253	$5	$1,914

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Nine months ended May 31, 2018
Sales to external customers	$72,884	$9,395	$15,816	$—	$98,095
Intersegment sales	—	—	1,622	(1,622)	—
Sales	$72,884	$9,395	$17,438	$(1,622)	$98,095

Adjusted operating income	$4,518	$688	$712	$1	$5,919

Nine months ended May 31, 2017
Sales to external customers	$65,001	$8,872	$14,192	$—	$88,065
Intersegment sales	—	—	1,551	(1,551)	—
Sales	$65,001	$8,872	$15,743	$(1,551)	$88,065

Adjusted operating income	$4,304	$648	$703	$1	$5,656

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Three months ended May 31, 2018
Adjusted operating income	$1,492	$198	$257	$—	$1,947
Acquisition-related amortization					(131)
Acquisition-related costs					(57)
LIFO provision					(69)
Adjustments to equity earnings in AmerisourceBergen					(60)
Certain legal and regulatory accruals and settlements					(5)
Store optimization					(24)
Operating income					$1,601

Three months ended May 31, 2017
Adjusted operating income	$1,463	$193	$253	$5	$1,914
Acquisition-related amortization					(83)
Acquisition-related costs					(29)
LIFO provision					(97)
Adjustments to equity earnings in AmerisourceBergen					(17)
Cost transformation					(171)
Operating income					$1,517

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Nine months ended May 31, 2018
Adjusted operating income	$4,518	$688	$712	$1	$5,919
Acquisition-related amortization					(329)
Acquisition-related costs					(173)
LIFO provision					(166)
Adjustments to equity earnings in AmerisourceBergen					(136)
Certain legal and regulatory accruals and settlements					(120)
Hurricane-related costs					(83)
Store optimization					(24)
Asset recovery					15
Operating income					$4,903

Nine months ended May 31, 2017
Adjusted operating income	$4,304	$648	$703	$1	$5,656
Acquisition-related amortization					(247)
Acquisition-related costs					(75)
LIFO provision					(204)
Adjustments to equity earnings in AmerisourceBergen					(95)
Cost transformation					(592)
Operating income					$4,443

Note 16. Related parties
The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations.

Related party transactions (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Purchases, net	$15,830	$10,703	$39,566	$31,941

	May 31, 2018	August 31, 2017
Trade accounts payable, net	$5,802	$4,384

Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Note 17. New accounting pronouncements
Adoption of new accounting pronouncements
Accounting for hedging activities
In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands an entity’s ability to hedge nonfinancial and financial risk components and reduces complexity in fair value hedges of interest rate risk. It eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this guidance during the third fiscal quarter of 2018. The adoption did not have any impact on the Company’s results of operations, cash flows or financial position. The updated accounting policy for financial instruments is as follows:

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

Derivatives are recognized on the Consolidated Balance Sheets at their fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, it formally documents the hedge relationship and the risk management objective for undertaking the hedge which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value of a derivative instrument depends on whether the Company had designated it in a qualifying hedging relationship and on the type of hedging relationship. The Company applies the following accounting policies:

•
Changes in the fair value of a derivative designated as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the Consolidated Statements of Earnings in the same line item - interest expense, net.

•
Changes in the fair value of a derivative designated as a cash flow hedge are recorded in accumulated other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income and reclassified into earnings in the period or periods during which the hedged item affects earnings and is presented in the same line item as the earnings effect of the hedged item.

•
Changes in the fair value of a derivative designated as a hedge of a net investment in a foreign operation are recorded in cumulative translation adjustments within accumulated other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income. Recognition in earnings of amounts previously recorded in cumulative translation adjustments is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged investments in foreign operations.

•	Changes in the fair value of a derivative not designated in a hedging relationship are recognized in the Consolidated Statements of Earnings.

Cash receipts or payments on a settlement of a derivative contract are reported in the Consolidated Statements of Cash Flows consistent with the nature of the underlying hedged item.

For derivative instruments designated as hedges, the Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item. In addition, when the Company determines that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies any gains or losses in accumulated other comprehensive income (loss) to earnings in the Consolidated Statements of Earnings when the hedged item affects earnings. When a derivative in a hedge relationship is terminated or the hedged item is sold, extinguished or terminated, hedge accounting is discontinued prospectively.

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

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. Subsequently, the FASB has issued additional ASUs which further clarify this guidance. This ASU increases the transparency and comparability of organizations by requiring the capitalization of substantially all leases on the balance sheet and disclosures of key information about leasing arrangements. Under this new guidance, at the lease commencement date, a lessee recognizes a right-

of-use asset and lease liability, which is initially measured at the present value of the future lease payments. For income statement purposes, a dual model was retained for lessees, requiring leases to be classified as either operating or finance leases. Under the operating lease model, lease expense is recognized on a straight-line basis over the lease term. Under the finance lease model, interest on the lease liability is recognized separately from amortization of the right-of-use asset. The new guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented (fiscal 2018) using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.

The Company will adopt this ASU on September 1, 2019 (fiscal 2020). The Company has begun evaluating and planning for adoption and implementation of this ASU, including implementing a new global lease accounting system, evaluating practical expedient and accounting policy elections, and assessing the overall financial statement impact. This ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is being evaluated. The impact of this ASU is non-cash in nature and will not affect the Company’s cash flows.

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

Revenue recognition on contracts with customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a single principles-based revenue recognition model with a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued additional ASUs which further clarify this guidance and also defer the effective date by one year to fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years. The Company continues to evaluate the impact of this ASU, the related amendments and the interpretive guidance on the Company's consolidated financial statements, and will use the modified retrospective method as the transition approach when adopting this new accounting guidance on September 1, 2018 (fiscal 2019). Based on the preliminary assessment, the impact of adopting the new guidance will not be material to the consolidated financial statements and will be limited to immaterial changes to the timing of recognition of revenues related to loyalty programs and gift cards, in addition to disaggregated revenue disclosures. Specifically, the Company currently uses the cost approach to account for loyalty programs. Upon adoption, the Company will use the deferred revenue approach. Additionally, gift card breakage currently is recognized at point of sale by the Retail Pharmacy USA segment and upon expiration primarily within the Retail Pharmacy International segment. Upon adoption of the new revenue recognition guidance, all breakage will be recognized based on the pattern in which the customer redeems the gift cards.

Note 18. Supplemental information
Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members. Trade receivables were $5,893 million and $5,458 million at May 31, 2018 and August 31, 2017, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see note 16, related parties), were $1,266 million and $1,070 million at May 31, 2018 and August 31, 2017, respectively.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Depreciation expense	$358	$334	$1,040	$1,000
Intangible asset and other amortization	84	79	260	244
Total depreciation and amortization expense	$442	$413	$1,300	$1,244

Accumulated depreciation and amortization on property, plant and equipment was $10.2 billion at May 31, 2018 and $9.3 billion at August 31, 2017.

Note 19. Subsequent event
On June 28, 2018, Premise Health Holding Corp. and OMERS, a Canadian pension fund, announced that an affiliate of OMERS will acquire control of Premise Health, which is currently owned by an entity in which the Company indirectly holds a minority equity interest. The transaction, which is subject to customary closing conditions, is expected to be completed in July 2018. Upon closing, the Company estimates that it would recognize an after-tax gain on disposition of approximately $272 million, which the Company intends to treat as a special item impacting the comparability of results.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and Management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” below and in Item 1A “Risk factors” in our Form 10-K for the fiscal year ended August 31, 2017 and in our Form 10-Q for the fiscal quarter ended November 30, 2017. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments:

•	Retail Pharmacy USA;

•	Retail Pharmacy International; and

•	Pharmaceutical Wholesale

See note 15, segment reporting for further information.

Acquisition of certain Rite Aid Corporation (“Rite Aid”) assets
On September 19, 2017, the Company announced it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. The Company has completed the acquisition of all 1,932 Rite Aid stores. The transition of the three distribution centers and related inventory is expected to begin during fiscal 2019 and remains subject to closing conditions set forth in the amended and restated asset purchase agreement.

The Company continues to expect to complete integration of the acquired stores and related assets by the end of fiscal 2020, at an estimated total cost of approximately $750 million, which is reported as acquisition-related costs. In addition, the Company continues to expect to spend approximately $500 million of capital on store conversions and related activities. The Company continues to expect annual synergies from the transaction of more than $300 million, which are expected to be fully realized within four years of the initial closing of this transaction and derived primarily from procurement, cost savings and other operational matters.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

Comparability
The influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms, strategic transactions including acquisitions, for example the acquisition of stores and other assets from Rite Aid, joint ventures and other strategic collaborations, changes in laws, for example the U.S. tax law changes, and general economic conditions in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years and are not necessarily indicative of future operating results.

RECENT DEVELOPMENTS
Premise Health
On June 28, 2018, Premise Health Holding Corp. and OMERS, a Canadian pension fund, announced that an affiliate of OMERS will acquire control of Premise Health, which is currently owned by an entity in which the Company indirectly holds a minority equity interest. The transaction, which is subject to customary closing conditions, is expected to be completed in July 2018. Upon closing, the Company estimates that it would recognize an after-tax gain on disposition of approximately $272 million, which the Company intends to treat as a special item impacting the comparability of results. See “cautionary note regarding forward-looking statements” below.

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

In connection with the Company’s ongoing analysis of the impact of the U.S. tax law changes, which is provisional and subject to change, the Company recorded a net tax expense of $44 million during the nine months ended May 31, 2018. This provisional net tax expense arises from the Company’s accrual for the transition tax and other U.S. tax law changes of $679 million, partly offset by a benefit of $635 million from re-measuring the Company’s net U.S. deferred tax liabilities. As of May 31, 2018, while the Company made reasonable estimates of the impact of the U.S. tax law changes, the final impact may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, additional guidance and actions the Company may take.

In addition, the Company’s results for the three and nine months ended May 31, 2018 also include a net reduction to the estimated annual tax rate for the current year as a result of the U.S. tax law changes.

Investment in Chinese Pharmacy Chain GuoDa
On December 6, 2017 the Company announced that it had reached an agreement with China National Accord Medicines Corporation Ltd. to become an investor in its subsidiary Sinopharm Holding Guoda Drugstores Co., Ltd. (“GuoDa”), a leading retail pharmacy chain in China.

Following a public tender process, the Company’s bid met all the requirements set by the seller to acquire a 40 percent equity interest in GuoDa worth approximately $432 million translated using spot rate at May 31, 2018. The transaction is subject to regulatory review and approval, and other customary closing conditions. Upon completion, the Company will account for this equity investment using the equity method of accounting.

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

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $450 million, including costs associated with lease obligations and other real estate costs, employee severance and other exit costs. The Company expects to incur pre-tax charges of approximately $270 million for lease obligations and other real estate costs and approximately $180 million for employee severance and other exit costs. The Company estimates that substantially all of these cumulative pre-tax charges will result in cash expenditures.

The Company has recognized cumulative pre-tax charges to its financial results in accordance with generally accepted accounting principles in the United States of America ("GAAP") of $24 million, which were recorded within selling, general, and administrative expenses. These charges included $2 million related to lease obligations and other real estate costs and $22 million in employee severance and other exit costs.

Store Optimization Program charges are recognized as the costs are incurred over time in accordance with GAAP. The Company treats charges related to the Store Optimization Program as special items impacting comparability of results in its quarterly earnings disclosures.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

AMERISOURCEBERGEN CORPORATION RELATIONSHIP
As of May 31, 2018, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock, and had designated one member of AmerisourceBergen’s board of directors. As of May 31, 2018, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

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

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the three and nine months ended May 31, 2018 and May 31, 2017, respectively.

	(in millions, except per share amounts)
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Sales	$34,334	$30,118	$98,095	$88,065
Gross profit	7,780	7,145	23,217	21,822
Selling, general and administrative expenses	6,231	5,712	18,456	17,522
Equity earnings in AmerisourceBergen	52	84	142	143
Operating income	1,601	1,517	4,903	4,443
Adjusted operating income (Non-GAAP measure)[1]	1,947	1,914	5,919	5,656
Earnings before interest and income tax provision	1,597	1,509	4,771	4,421
Net earnings attributable to Walgreens Boots Alliance, Inc.	1,342	1,162	3,512	3,276
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	1,522	1,441	4,538	4,118
Net earnings per common share – diluted	1.35	1.07	3.51	3.02
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	1.53	1.33	4.54	3.79

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Sales	14.0	2.1	11.4	(0.7)
Gross profit	8.9	(3.9)	6.4	(3.9)
Selling, general and administrative expenses	9.1	(3.2)	5.3	(1.9)
Operating income	5.5	(1.0)	10.4	(8.6)
Adjusted operating income (Non-GAAP measure)[1]	1.7	5.5	4.6	0.1
Earnings before interest and income tax provision	5.8	(3.3)	7.9	2.0
Net earnings attributable to Walgreens Boots Alliance, Inc.	15.5	5.3	7.2	4.2
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	5.6	11.9	10.2	7.2
Net earnings per common share – diluted	26.2	5.9	16.2	4.9
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	15.0	12.7	19.8	7.7

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Gross margin	22.7	23.7	23.7	24.8
Selling, general and administrative expenses	18.1	19.0	18.8	19.9

[1]
See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
Net earnings attributable to Walgreens Boots Alliance for the three months ended May 31, 2018 increased 15.5% to $1.3 billion compared with the prior year period, while diluted net earnings per share increased 26.2% to $1.35 compared with the prior year period. The increases in net earnings and diluted net earnings per share for the three month period ended May 31, 2018 primarily reflect costs related to the Company's Cost Transformation Program in the prior year period and a lower effective tax rate in the current period. Diluted net earnings per share was also positively affected by a lower number of shares outstanding compared to the prior year period. Net earnings and diluted net earnings per share were each positively impacted by 1.0 percentage points as a result of currency translation.

Net earnings attributable to Walgreens Boots Alliance for the nine months ended May 31, 2018 increased 7.2% to $3.5 billion compared with the prior year period, while diluted net earnings per share increased 16.2% to $3.51 compared with the prior year period. The increases in net earnings and diluted net earnings per share for the nine month period ended May 31, 2018 primarily reflect the effects of the Cost Transformation Program in the prior year period, partially offset by impairment of the Company's equity method investment in Guangzhou Pharmaceuticals Corporation in the nine months ended May 31, 2018. Diluted net earnings per share was also positively affected by a lower number of shares outstanding compared to the prior year period. Net earnings and diluted net earnings per share were positively impacted by 0.9 percentage points and 1.0 percentage points respectively, as a result of currency translation.

Other income (expense) for the three months ended May 31, 2018 was an expense of $4 million as compared to an expense of $8 million for the three months ended May 31, 2017. Other income (expense) for the nine months ended May 31, 2018 was an expense of $132 million, which primarily reflects the impairment of the Company’s equity method investment in Guangzhou Pharmaceuticals, as compared to an expense of $22 million, for the nine months ended May 31, 2017.

Interest was a net expense of $157 million and $457 million for the three and nine months ended May 31, 2018, respectively, compared to $155 million and $500 million in the three and nine months ended May 31, 2017, respectively. For the nine months ended May 31, 2018 the decrease is primarily as a result of the redemption of certain notes in June 2017 pursuant to the special mandatory redemption terms of the indenture governing such notes.

The effective tax rate for the three and nine months ended May 31, 2018 was 7.6% and 19.4% respectively, compared to 12.4% and 16.2% for the three and nine months ended May 31, 2017. For the three months ended May 31, 2018, the decrease in the effective tax rate was due to the impact of the U.S. tax law changes enacted in December 2017, including the company’s estimated accrual for transition tax, which was updated in the quarter. For the nine months ended May 31, 2018, the increase in the effective tax rate reflects the Company’s estimated accrual for transition tax. A provisional net tax benefit of $140 million and net expense of $44 million was recorded during the three and nine months ended May 31, 2018, respectively, as a result of U.S. tax law changes enacted in December 2017. In addition, the Company’s results for the nine months ended May 31, 2018 also include a net reduction to the Company’s estimated annual tax rate for the current year as a result of the U.S. tax law changes.

Adjusted diluted net earnings per share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended May 31, 2018 increased 5.6% to $1.5 billion, compared with the year-ago quarter. Adjusted diluted net earnings per share increased 15.0% to $1.53, compared with the year-ago quarter. Adjusted net earnings and adjusted diluted net earnings per share were each positively impacted by 1.0 percentage points and 1.5 percentage points respectively, as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted diluted net earnings per share for the three months ended May 31, 2018 reflects the impact of the U.S. tax law changes. Adjusted diluted net earnings per share was also positively affected by a lower number of shares outstanding compared to the prior year period.

Adjusted net earnings attributable to Walgreens Boots Alliance for the nine months ended May 31, 2018 increased 10.2% to $4.5 billion, compared with the year-ago period. Adjusted diluted net earnings per share increased 19.8% to $4.54, compared with the year-ago period. Adjusted net earnings and adjusted diluted net earnings per share were positively impacted by 1.1 percentage points and 1.3 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted diluted net earnings per share for the nine months ended May 31, 2018 primarily reflects the impact of the U.S. tax law changes and increased adjusted operating income. Adjusted diluted net earnings per share was also positively affected by a lower number of shares outstanding compared to the prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA

	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Sales	$25,917	$22,528	$72,884	$65,001
Gross profit	6,029	5,507	17,898	16,822
Selling, general and administrative expenses	4,776	4,337	14,117	13,427
Operating income	1,253	1,170	3,781	3,395
Adjusted operating income (Non-GAAP measure)[1]	1,492	1,463	4,518	4,304
Number of prescriptions[2]	215.2	196.0	615.8	575.8
30-day equivalent prescriptions[2,3]	285.2	255.2	814.6	739.5
Number of locations at period end	9,964	8,138	9,964	8,138

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Sales	15.0	6.3	12.1	3.1
Gross profit	9.5	(1.7)	6.4	(0.7)
Selling, general and administrative expenses	10.1	(2.2)	5.1	0.8
Operating income	7.1	0.1	11.4	(6.4)
Adjusted operating income (Non-GAAP measure)[1]	2.0	5.9	5.0	1.1
Comparable store sales[4]	(1.2)	3.7	1.9	2.6
Pharmacy sales	19.3	10.3	17.4	5.5
Comparable pharmacy sales[4]	—	5.8	4.1	4.4
Retail sales	5.2	(1.8)	0.6	(1.9)
Comparable retail sales[4]	(3.8)	(0.4)	(2.5)	(0.6)
Comparable number of prescriptions[2,4]	(2.4)	4.8	1.5	3.6
Comparable 30-day equivalent prescriptions[2,3,4]	—	8.3	4.2	6.5

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Gross margin	23.3	24.4	24.6	25.9
Selling, general and administrative expenses	18.4	19.3	19.4	20.7

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.

[2]	Includes immunizations.

[3]
Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

[4]
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or subject to a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the industries in which the Company operates. As a result, our method of calculating comparable sales may not be the same as other companies’ methods.

Sales for the three months ended May 31, 2018 and 2017
Retail Pharmacy USA division’s sales for the three months ended May 31, 2018 increased by 15.0% to $25.9 billion. Sales in comparable stores decreased 1.2% compared with the year-ago quarter.

Pharmacy sales increased by 19.3% for the three months ended May 31, 2018 and accounted for 72.5% of the division’s sales. The increase in the current quarter is mainly due to higher prescription volumes from the acquisition of Rite Aid stores and from central specialty and mail following the formation of AllianceRx Walgreens Prime. In the year-ago quarter, pharmacy sales increased 10.3% and accounted for 69.9% of the division’s sales. Comparable pharmacy sales were unchanged for the three months ended May 31, 2018, compared to an increase of 5.8% in the year-ago quarter. Brand inflation was offset by reimbursement pressure and generics which had a negative impact on comparable pharmacy sales growth. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.1% in the three months ended May 31, 2018 compared to a reduction of 2.6% in the year-ago quarter. On division sales, this effect was a reduction of 0.7% for the three months ended May 31, 2018 compared to a reduction of 1.6% for the year-ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended May 31, 2018 was 215.2 million compared to 196.0 million in the year-ago quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 285.2 million in the three months ended May 31, 2018 compared to 255.2 million in the year-ago quarter.

Retail sales increased 5.2% for the three months ended May 31, 2018 and were 27.5% of the division’s sales. In the year-ago quarter, retail sales decreased 1.8% and represented 30.1% of the division’s sales. The increase in the current quarter is mainly due to sales from the acquired Rite Aid stores. Comparable retail sales decreased 3.8% in the three months ended May 31, 2018 compared to a decrease of 0.4% in the year-ago quarter. The decrease in comparable retail sales growth in the current period was due to declines in the consumables and general merchandise category, the health and wellness category and the personal care category, partially offset by growth in the beauty category.

Operating income for the three months ended May 31, 2018 and 2017
Retail Pharmacy USA division’s operating income for the three months ended May 31, 2018 increased 7.1% to $1.3 billion. The increase was primarily due to higher sales and a reduction in selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin.

Gross margin was 23.3% for the three months ended May 31, 2018 compared to 24.4% in the year-ago quarter. Pharmacy margins in the current period were negatively impacted by a higher mix of specialty sales and by lower third-party reimbursements. The decrease in pharmacy margins were partially offset by the favorable impact of procurement efficiencies. Retail margins were positively impacted in the current period primarily due to underlying margin improvement from changes to promotions.

Selling, general and administrative expenses as a percentage of sales were 18.4% in the three months ended May 31, 2018 compared to 19.3% in the year-ago quarter. Expenses as a percentage of sales were lower in the current period primarily due to sales mix and cost savings partially offset by higher cost mix of acquired Rite Aid stores.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2018 and 2017
Retail Pharmacy USA division’s adjusted operating income for the three months ended May 31, 2018 increased 2.0% to $1.5 billion. The increase was primarily due to higher sales and a reduction in selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the nine months ended May 31, 2018 and 2017
Retail Pharmacy USA division’s total sales for the nine months ended May 31, 2018 increased 12.1% to $72.9 billion. Sales in comparable stores increased 1.9% compared with the year-ago period.

Pharmacy sales increased by 17.4% for the nine months ended May 31, 2018 and represented 71.7% of the division’s sales. In the nine months ended May 31, 2017, pharmacy sales were up 5.5% and represented 68.5% of the division’s sales. Comparable pharmacy sales were up 4.1% in the nine months ended May 31, 2018 compared to an increase of 4.4% in the nine months ended May 31, 2017. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.5% in the nine month period ended May 31, 2018 compared to a reduction of 2.6% in the year-ago period. The effect of generics on division sales was a reduction of 0.9% in the current nine month period compared to a reduction of 1.6% in the year-ago period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 98.0% of prescription sales for the nine month period ended May 31, 2018 compared to 97.7% for the nine months ended May 31, 2017. The total number of prescriptions (including immunizations) filled for the nine months ended May 31, 2018 was 615.8 million compared to 575.8 million for the year-ago period. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 814.6 million in the nine months ended May 31, 2018 compared to 739.5 million in the year-ago period.

Retail sales increased 0.6% for the nine months ended May 31, 2018 and were 28.3% of the division’s sales. In comparison, for the nine months ended May 31, 2017 retail sales decreased 1.9% and represented 31.5% of the division’s sales. The increase in the current period is mainly due to sales from the acquired Rite Aid stores. The impact from changes to our promotional plans and the impact of the previously announced closure of certain e-commerce operations negatively impacted retail sales in the period. Comparable retail sales decreased 2.5% for the current nine month period compared to a decrease of 0.6% in the year-ago period. The decrease in comparable retail sales in the nine months ended May 31, 2018 was primarily due to declines in the consumables and general merchandise category and in the personal care category, partially offset by growth in the health and wellness category and the beauty category.

Operating income for the nine months ended May 31, 2018 and 2017
Retail Pharmacy USA division’s operating income for the nine months ended May 31, 2018 increased 11.4% to $3.8 billion. The increase was primarily due to higher sales and a reduction in selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin.

Gross margin was 24.6% for the nine months ended May 31, 2018 compared to 25.9% in the year-ago period. Pharmacy margins in the current period were negatively impacted by a higher mix of specialty sales and by lower third-party reimbursements. The decrease in pharmacy margins were partially offset by the favorable impact of procurement efficiencies. Retail margins were positively impacted in the current period primarily due to underlying margin improvement from changes to promotions.

Selling, general and administrative expenses as a percentage of sales were 19.4% for the nine month period ended May 31, 2018 compared to 20.7% in the year-ago period. Expenses as a percentage of sales were lower in the current period primarily due to sales mix, the Cost Transformation Program in the year-ago period and higher prescription volume partially offset by higher cost mix of acquired Rite Aid stores in the current period.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2018 and 2017
Retail Pharmacy USA division’s adjusted operating income for the nine months ended May 31, 2018 increased 5.0% to $4.5 billion. The increase was primarily due to higher sales and a reduction in selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Sales	$2,995	$2,809	$9,395	$8,872
Gross profit	1,215	1,148	3,733	3,527
Selling, general and administrative expenses	1,043	1,006	3,125	3,005
Operating income	172	142	608	522
Adjusted operating income (Non-GAAP measure)[1]	198	193	688	648
Number of locations at period end	4,734	4,710	4,734	4,710

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Sales	6.6	(10.3)	5.9	(13.2)
Gross profit	5.8	(11.6)	5.8	(15.2)
Selling, general and administrative expenses	3.7	(6.4)	4.0	(9.9)
Operating income	21.1	(36.3)	16.5	(36.7)
Adjusted operating income (Non-GAAP measure)[1]	2.6	(25.2)	6.2	(28.6)
Comparable store sales[2]	7.4	(9.9)	6.5	(12.9)
Comparable store sales in constant currency[2,3]	(1.4)	0.2	(1.3)	(0.3)
Pharmacy sales	6.7	(9.7)	7.0	(13.2)
Comparable pharmacy sales[2]	6.8	(9.9)	7.3	(13.3)
Comparable pharmacy sales in constant currency[2,3]	(1.7)	(0.1)	(0.4)	(1.4)
Retail sales	6.6	(10.7)	5.3	(13.2)
Comparable retail sales[2]	7.7	(10.0)	6.1	(12.7)
Comparable retail sales in constant currency[2,3]	(1.3)	0.4	(1.7)	0.4

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Gross margin	40.6	40.9	39.7	39.8
Selling, general and administrative expenses	34.8	35.8	33.3	33.9

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

[2]
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the industries in which the Company operates. As a result, our method of calculating comparable sales may not be the same as other companies’ methods.

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

Sales for the three months ended May 31, 2018 and 2017
Retail Pharmacy International division’s sales for the three months ended May 31, 2018 increased 6.6% to $3.0 billion. Sales in comparable stores increased 7.4% from the year-ago quarter. The positive impact of currency translation on sales and comparable sales was 8.7 percentage points and 8.8 percentage points, respectively. Comparable store sales in constant currency decreased 1.4% from the year-ago quarter.

Pharmacy sales increased 6.7% in the three months ended May 31, 2018 and represented 37.1% of the division’s sales. Comparable pharmacy sales increased 6.8% from the year-ago quarter. The positive impact of currency translation on pharmacy sales and comparable pharmacy sales was 8.4 percentage points and 8.5 percentage points, respectively. Comparable pharmacy sales in constant currency decreased 1.7% from the year-ago quarter mainly due to lower prescription volume and government funding in the United Kingdom.

Retail sales increased 6.6% for the three months ended May 31, 2018 and were 62.9% of the division’s sales. Comparable retail sales increased 7.7% from the year-ago quarter. The positive impact of currency translation on retail sales and comparable retail sales was 8.9 percentage points and 9.0 percentage points, respectively. Comparable retail sales in constant currency decreased 1.3% from the year-ago quarter reflecting lower Boots UK retail sales in a challenging market place.

Operating income for the three months ended May 31, 2018 and 2017
Retail Pharmacy International division’s operating income for the three months ended May 31, 2018 increased 21.1% to $172 million of which 14.8 percentage points ($21 million) was as a result of the positive impact of currency translation. The remaining increase was due to lower selling, general and administrative expenses.

Gross profit increased 5.8% from the year-ago quarter of which 8.8 percentage points ($101 million) was as a result of the positive impact of currency translation. Excluding the impact of currency translation, the decrease was due to lower retail gross margin.

Selling, general and administrative expenses increased 3.7% from the year-ago quarter. Expenses were negatively impacted by 8.0 percentage points ($80 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 34.8% in the current quarter, compared to 35.8% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2018 and 2017
Retail Pharmacy International division’s adjusted operating income for the three months ended May 31, 2018 increased 2.6% to $198 million, of which 11.9 percentage points ($23 million) was as a result of the positive impact of currency translation. Excluding the impact of currency translation the decrease was due to lower gross profit and the phasing of certain selling, general and administrative expenses, partially offset by cost containment measures. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the nine months ended May 31, 2018 and 2017
Retail Pharmacy International division’s sales for the nine months ended May 31, 2018 increased 5.9% to $9.4 billion. Sales in comparable stores increased 6.5% from the year-ago period. Of the increases in sales and comparable store sales, 7.7 percentage points and 7.8 percentage points, respectively, were as a result of the positive impact of currency translation. Comparable store sales in constant currency decreased 1.3% from the year-ago period.

Pharmacy sales increased by 7.0% in the nine months ended May 31, 2018 and represented 35.3% of the division’s sales. Comparable pharmacy sales increased 7.3% from the year-ago period. Of the increases in pharmacy sales and comparable pharmacy sales, 7.6 percentage points and 7.7 percentage points, respectively, were as a result of the positive impact of currency translation. Comparable pharmacy sales in constant currency decreased 0.4% from the year-ago period.

Retail sales increased 5.3% for the nine months ended May 31, 2018 and were 64.7% of the division’s sales. Comparable retail sales increased 6.1% from the year-ago period. Retail sales and comparable retail sales were positively impacted by 7.8 percentage points and 7.8 percentage points, respectively, as a result of currency translation. Comparable retail sales in constant currency decreased 1.7% from the year-ago period reflecting lower Boots UK retail sales.

Operating income for the nine months ended May 31, 2018 and 2017
Retail Pharmacy International division’s operating income for the nine months ended May 31, 2018 increased 16.5% to $608 million, of which 9.2 percentage points ($48 million) was as a result of the positive impact of currency translation. The remaining increase was due to lower selling, general and administrative expenses.

Gross profit increased 5.8% from the year-ago period, of which 7.8 percentage points ($277 million) was as a result of the positive impact of currency translation. Excluding the impact of currency translation the decrease was primarily due to lower Boots UK retail sales.

Selling, general and administrative expenses increased 4.0% from the year-ago period. Expenses were negatively impacted by 7.6 percentage points ($229 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 33.3% in the current period, compared to 33.9% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2018 and 2017
Retail Pharmacy International division’s adjusted operating income for the nine months ended May 31, 2018 increased 6.2% to $688 million, of which 8.4 percentage points ($54 million) was as a result of the positive impact of currency translation. Excluding the impact of currency translation the decrease was due to lower sales partially offset by lower selling, general and administrative expenses. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Sales	$5,965	$5,296	$17,438	$15,743
Gross profit	536	491	1,590	1,478
Selling, general and administrative expenses	412	375	1,219	1,096
Equity earnings in AmerisourceBergen	52	84	142	143
Operating income	176	200	513	525
Adjusted operating income (Non-GAAP measure)[1]	257	253	712	703

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Sales	12.6	(7.9)	10.8	(8.3)
Gross profit	9.2	(8.6)	7.6	(9.3)
Selling, general and administrative expenses	9.9	(4.8)	11.2	(9.3)
Operating income	(12.0)	37.0	(2.3)	24.1
Adjusted operating income (Non-GAAP measure)[1]	1.6	41.3	1.3	40.6
Comparable sales[2]	12.6	(7.0)	10.8	(5.4)
Comparable sales in constant currency[2,3]	4.0	3.7	4.0	4.5

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Gross margin	9.0	9.3	9.1	9.4
Selling, general and administrative expenses	6.9	7.1	7.0	7.0

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

[2]	Comparable sales are defined as sales excluding acquisitions and dispositions.

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

Sales for the three months ended May 31, 2018 and 2017
Pharmaceutical Wholesale division’s sales for the three months ended May 31, 2018 increased 12.6% to $6.0 billion. Comparable sales increased 12.6%.

Sales were positively impacted by 8.6 percentage points as a result of currency translation. Comparable sales in constant currency increased 4.0%, reflecting growth in emerging markets partially offset by challenging market conditions in certain continental European countries.

Operating income for the three months ended May 31, 2018 and 2017
Pharmaceutical Wholesale division’s operating income for the three months ended May 31, 2018, which included $52 million from the Company’s share of equity earnings in AmerisourceBergen, decreased 12.0% to $176 million as a result of the reduction in equity earnings in AmerisourceBergen, compared to the year-ago quarter. Operating income was positively impacted by 1.0 percentage points ($2 million) as a result of currency translation.

Gross profit increased 9.2% from the year-ago quarter. Gross profit was positively impacted by 7.4 percentage points ($36 million) as a result of currency translation. The remaining movement was primarily due to higher sales, partly offset by lower gross margin, including some generic procurement pressure.

Selling, general and administrative expenses increased 9.9% from the year-ago quarter. Expenses were negatively impacted by 9.1 percentage points ($34 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 6.9% in the current quarter, compared to 7.1% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2018 and 2017
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended May 31, 2018, which included $112 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 1.6% to $257 million. Adjusted operating income was positively impacted by 1.2 percentage points ($3 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the positive impact of currency translation, adjusted operating income decreased 6.6% over the year-ago quarter, primarily due to lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the nine months ended May 31, 2018 and 2017
Pharmaceutical Wholesale division’s sales for the nine months ended May 31, 2018 increased 10.8% to $17.4 billion. Comparable sales increased 10.8%.

Sales and comparable sales were each positively impacted by 6.8 percentage points and 6.8 percentage points respectively, as a result of currency translation. Comparable sales in constant currency increased 4.0%, reflecting growth in emerging markets partially offset by challenging market conditions in certain continental European countries.

Operating income for the nine months ended May 31, 2018 and 2017
Pharmaceutical Wholesale division’s operating income for the nine months ended May 31, 2018, which included $142 million from the Company’s share of equity earnings in AmerisourceBergen, decreased 2.3% to $513 million. Operating income was positively impacted by 1.1 percentage points ($6 million) as a result of currency translation.

Gross profit increased 7.6% from the year-ago period. The positive impact of currency translation was 6.2 percentage points ($91 million). The remaining movement was primarily due to higher sales, partly offset by lower gross margin, including some generic procurement pressure.

Selling, general and administrative expenses increased 11.2% from the year-ago period, of which 7.7 percentage points ($85 million) was as a result of the negative impact of currency translation. The remaining increase was primarily related to sales activity. As a percentage of sales, selling, general and administrative expenses were 7.0% in the current period, compared to 7.0% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2018 and 2017
Pharmaceutical Wholesale division’s adjusted operating income for the nine months ended May 31, 2018, which included $278 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 1.3% to $712 million. Adjusted operating income was positively impacted by 1.4 percentage points ($10 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the positive impact of currency translation, adjusted operating income decreased 8.8% over the year-ago period, primarily due to lower gross margin and higher selling, general and administrative expenses as a percentage of sales, partially offset by sales growth. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions)
	Three months ended May 31, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,253	$172	$176	$—	$1,601
Acquisition-related amortization	84	26	21	—	131
Acquisition-related costs	57	—	—	—	57
LIFO provision	69	—	—	—	69
Adjustments to equity earnings in AmerisourceBergen	—	—	60	—	60
Certain legal and regulatory accruals and settlements	5	—	—	—	5
Store optimization	24	—	—	—	24
Adjusted operating income (Non-GAAP measure)	$1,492	$198	$257	$—	$1,947

	(in millions)
	Three months ended May 31, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,170	$142	$200	$5	$1,517
Acquisition-related amortization	38	25	20	—	83
Acquisition-related costs	29	—	—	—	29
LIFO provision	97	—	—	—	97
Adjustments to equity earnings in AmerisourceBergen	—	—	17	—	17
Cost transformation	129	26	16	—	171
Adjusted operating income (Non-GAAP measure)	$1,463	$193	$253	$5	$1,914

	(in millions)
	Nine months ended May 31, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$3,781	$608	$513	$1	$4,903
Acquisition-related amortization	186	80	63	—	329
Acquisition-related costs	173	—	—	—	173
LIFO provision	166	—	—	—	166
Adjustments to equity earnings in AmerisourceBergen	—	—	136	—	136
Certain legal and regulatory accruals and settlements	120	—	—	—	120
Hurricane-related costs	83	—	—	—	83
Store optimization	24	—	—	—	24
Asset recovery	(15)	—	—	—	(15)
Adjusted operating income (Non-GAAP measure)	$4,518	$688	$712	$1	$5,919

	(in millions)
	Nine months ended May 31, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$3,395	$522	$525	$1	$4,443
Acquisition-related amortization	113	75	59	—	247
Acquisition-related costs	75	—	—	—	75
LIFO provision	204	—	—	—	204
Adjustments to equity earnings in AmerisourceBergen	—	—	95	—	95
Cost transformation	517	51	24	—	592
Adjusted operating income (Non-GAAP measure)	$4,304	$648	$703	$1	$5,656

	(in millions, except per share amounts)
	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$1,342	$1,162	$3,512	$3,276

Adjustments to operating income:
Acquisition-related amortization	131	83	329	247
Acquisition-related costs	57	29	173	75
LIFO provision	69	97	166	204
Adjustments to equity earnings in AmerisourceBergen	60	17	136	95
Certain legal and regulatory accruals and settlements	5	—	120	—
Hurricane-related costs	—	—	83	—
Store optimization	24	—	24	—
Cost transformation	—	171	—	592
Asset recovery	—	—	(15)	—
Total adjustments to operating income	346	397	1,016	1,213

Adjustments to other income (expense):
Impairment of equity method investment	8	—	178	—
Net investment hedging (gain) loss	(3)	1	(36)	15
Total adjustments to other income (expense)	5	1	142	15

Adjustments to interest expense, net:
Prefunded acquisition financing costs	—	34	29	123
Total adjustments to interest expense, net	—	34	29	123

Adjustments to income tax provision:
U.S. tax law changes[1]	(140)	—	44	—
Equity method non-cash tax	8	24	19	34
UK tax rate change[1]	—	—	—	(77)
Tax impact of adjustments[2]	(39)	(177)	(224)	(466)
Total adjustments to income tax provision	(171)	(153)	(161)	(509)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,522	$1,441	$4,538	$4,118

Diluted net earnings per common share (GAAP)	$1.35	$1.07	$3.51	$3.02
Adjustments to operating income	0.35	0.37	1.02	1.12
Adjustments to other income (expense)	0.01	—	0.14	0.01
Adjustments to interest expense, net	—	0.03	0.03	0.11
Adjustments to income tax provision	(0.18)	(0.14)	(0.16)	(0.47)
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.53	$1.33	$4.54	$3.79

Weighted average common shares outstanding, diluted	995.3	1,082.6	1,000.6	1,085.5

[1]	Discrete tax-only items.

[2]	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $1.8 billion (including $730 million in non-U.S. jurisdictions) as of May 31, 2018, compared to $12.3 billion (including $2.2 billion in non-U.S. jurisdictions) at May 31, 2017. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term. In June 2018, the Company’s Board of Directors reviewed and refined the Company’s dividend policy to set forth the Company’s current intention to increase its dividend each year.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases. Net cash provided by operating activities for the nine months ended May 31, 2018 was $5.4 billion, compared to $5.2 billion for the year-ago period. The $148 million increase in cash provided by operating activities was primarily due to lower cash outflows from income taxes paid and accrued expenses and other liabilities partially offset by higher cash outflows from accounts receivable, net and trade accounts payable. Changes in income taxes paid are mainly due to the impact of U.S. tax law changes. Changes in accrued expenses and other liabilities are mainly driven by the timing of payments. Changes in accounts receivable, net are mainly driven by increased sales in Retail Pharmacy USA and timing. Changes in trade accounts payable are mainly driven by the timing of payments resulting from term changes on pharmaceutical related purchases in the year ago period partially offset by increased purchases in Retail Pharmacy USA.

Net cash used for investing activities was $5.1 billion for the nine months ended May 31, 2018, compared to $452 million used in the year-ago period. Business acquisitions in the nine months ended May 31, 2018 were $4.2 billion compared to $63 million for the year-ago period.

For the nine months ended May 31, 2018, additions to property, plant and equipment were $983 million compared to $912 million in the year-ago period. Capital expenditures by reporting segment were as follows:

	Nine months ended May 31,
	2018	2017
Retail Pharmacy USA	$726	$556
Retail Pharmacy International	182	279
Pharmaceutical Wholesale	75	77
Total	$983	$912

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Additionally, investing activities for the nine months ended May 31, 2018 did not include any proceeds related to sale-leaseback transactions, compared to $436 million in the year-ago period.

Net cash used for financing activities for the nine months ended May 31, 2018 was $1.8 billion, compared to net cash used of $2.3 billion in the year-ago period. The Company repurchased shares as part of the June 2017 stock repurchase program described below and to support the needs of the employee stock plans totaling $2.5 billion in the nine months ended May 31, 2018, compared to $1.5 billion in shares repurchased in the nine months ended May 31, 2017. Proceeds related to employee stock plans were $118 million during the nine months ended May 31, 2018, compared to $174 million for the nine months ended May 31, 2017. Cash dividends paid were $1.3 billion during the nine months ended May 31, 2018, compared to $1.2 billion for the same period a year ago.

The Company believes that cash flow from operations, availability under our existing credit facilities and arrangements, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, capital expenditures at existing facilities, pending acquisitions (including the acquisition of Rite Aid assets), dividend payments and debt service obligations for at least the next 12 months. Our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact our cash requirements.

Stock repurchase programs
In April 2017, Walgreens Boots Alliance authorized a stock repurchase program (the “April 2017 stock repurchase program”), which authorized the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. In May 2017, the Company completed the April 2017 stock repurchase program, purchasing 11.8 million shares. In June 2017, Walgreens Boots Alliance authorized a new stock repurchase program, which authorized the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018, which authorization was increased by an additional $1.0 billion in October 2017 (as expanded, the “June 2017 stock repurchase program”). During fiscal 2017, the Company purchased 47.2 million shares at a total cost of $3.8 billion under the June 2017 stock repurchase program. During the nine months ended May 31, 2018, the Company purchased 30.3 million shares at a total cost of $2.2 billion. The June 2017 stock repurchase program was completed in October 2017. In June 2018, Walgreens Boots Alliance authorized a new stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock, which program has no specified expiration date. The Company determines the timing and amount of repurchases, including repurchases to offset anticipated dilution from equity incentive plans, based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. The Company has repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable us to repurchase shares at times when the Company otherwise might be precluded from doing so under insider trading laws.

Commercial paper
The Company periodically borrows under its commercial paper program and may continue to borrow under it in future periods. The Company had $1.0 billion commercial paper borrowings outstanding as of May 31, 2018 and there were no commercial paper borrowings outstanding as of August 31, 2017. The Company had average daily short-term borrowings of $1.4 billion of commercial paper outstanding at a weighted average interest rate of 2.00% for the nine months ended May 31, 2018 and no activity under its commercial paper program for the nine months ended May 31, 2017.

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

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement with the lenders party thereto (the “2014 Revolving Credit Agreement”), which has available credit of $3.0 billion, of which $500 million is available for the issuance of letters of credit. Borrowings under the 2014 Revolving Credit Agreement bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted LIBOR, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of May 31, 2018 and 2017, there were no borrowings or letters of credit issued pursuant to the 2014 Revolving Credit Agreement.

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

On February 1, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, Walgreens Boots

Alliance entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. Borrowings under the February 2017 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of May 31, 2018, there were no borrowings under the February 2017 Revolving Credit Agreement.

On August 24, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit agreement with the lenders from time to time party thereto (the “August 2017 Revolving Credit Agreement”) and a $1.0 billion term loan credit agreement with Sumitomo Mitsui Banking Corporation (the “2017 Term Loan Credit Agreement” and together with the August 2017 Revolving Credit Agreement, the “August 2017 Credit Agreements”). The August 2017 Revolving Credit Agreement is an unsecured revolving credit facility with a facility termination date of the earlier of (a) January 31, 2019, subject to any extension thereof pursuant to the terms of the August 2017 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of May 31, 2018, there were no borrowings outstanding under the August 2017 Revolving Credit Agreement. The 2017 Term Loan Credit Agreement is an unsecured “multi-draw” term loan facility maturing on March 30, 2019. As of May 31, 2018, Walgreens Boots Alliance had $1.0 billion of borrowings outstanding under the 2017 Term Loan Credit Agreement, and no additional commitments were available. Borrowings under the August 2017 Credit Agreements will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings.

From time to time, the Company may also enter into other credit facilities, including in March 2018, a $350 million short-term unsecured revolving credit facility which was undrawn as of May 31, 2018.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants. As of May 31, 2018, the Company was in compliance with all such applicable covenants.

Credit ratings
As of June 27, 2018, the credit ratings of Walgreens Boots Alliance were:

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

AmerisourceBergen relationship
Pursuant to our arrangements with AmerisourceBergen, the Company has the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time as described under “--AmerisourceBergen Corporation relationship” above. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any unconsolidated special purpose entities and, except as described herein, the Company does not have significant exposure to any off-balance sheet arrangements. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which the Company has: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

As of May 31, 2018, the Company has issued $200 million in letters of credit, primarily related to insurance obligations. The Company also had $45 million of guarantees to various suppliers outstanding as of May 31, 2018. The Company remains secondarily liable on 71 leases. The maximum potential undiscounted future payments related to these leases was $311 million as of May 31, 2018.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives, pilot programs and initiatives, and restructuring activities and the amounts and timing of their expected impact, our amended and restated asset purchase agreement with Rite Aid and the transactions contemplated thereby and their possible timing and effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the proposed withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” "pilot," “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “upcoming,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs and charges associated with our store optimization program will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, risks related to pilot programs and new business initiatives and ventures generally, including the risks that anticipated benefits may not be realized, changes in management’s plans and assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets, credit ratings and interest rates, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms and the associated impacts on volume and operating results, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, competition, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the acquisition of certain assets pursuant to our amended and restated asset purchase agreement with Rite Aid, the risks associated with the integration of complex businesses, outcomes of legal and regulatory matters, and risks associated with changes in laws, including those relating to the December 2017 U.S. tax legislation, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A. “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 and our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3. Quantitative and qualitative disclosure about market risk
Interest rate risk
The Company is exposed to interest rate volatility with regard to existing debt issuances. Primary exposures include U.S. Treasury rates, LIBOR and commercial paper rates. From time to time, the Company uses interest rate swaps and forward-starting interest rate swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances respectively, to reduce the volatility of our financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed versus floating-rate debt. Generally under these swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

Information regarding our transactions are set forth in note 8, financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On May 31, 2018, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

Foreign currency exchange rate risk
The Company is exposed to fluctuations in foreign currency exchange rates, primarily with respect to the British pound sterling and Euro, and certain other foreign currencies, which may affect our net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. The Company is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows. These transactions are almost exclusively less than 12 months in maturity. In addition, the Company enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions).

Our foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of May 31, 2018 by approximately $14 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries.

Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the end of the period covered by this report, the Company had acquired 1,932 stores from Rite Aid. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired Rite Aid stores. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the three months ended May 31, 2018 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the acquisition of Rite Aid stores, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, the Company will continue to review such internal controls and processes and may take further steps to integrate such controls and processes with those of the Company.

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

Item 2. Unregistered sales of equity securities and use of proceeds

(c)
There were no purchases of the Company’s common stock during the quarter ended May 31, 2018 and as of that date no shares were authorized to be repurchased under a publicly announced plan. In June 2018, Walgreens Boots Alliance authorized a new stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock, which program has no specified expiration date. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference

3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 001-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on June 10, 2016.

10.1*	Offer letter agreement dated as of March 6, 2018 between James Kehoe and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.

10.2*	Contract amendment dated as of March 6, 2018 between George Fairweather and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

___________________________

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: June 28, 2018	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer

Dated: June 28, 2018	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)