Form 10-K
period 2018-08-31
Walgreens Boots Alliance, Inc.
filed 2018-10-11
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☒          No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐          No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☒
As of February 28, 2018, the aggregate market value of Walgreens Boots Alliance, Inc. common stock held by non-affiliates (based upon the closing transaction price on such date) was approximately $58.2 billion. As of September 30, 2018, there were 949,164,514 shares of Walgreens Boots Alliance, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our Annual Meeting of Stockholders planned to be held on January 25, 2019 are incorporated by reference into Part III of this Form 10-K as indicated herein.

Walgreens Boots Alliance, Inc.
Annual Report on Form 10-K

On December 31, 2014, Walgreens Boots Alliance, Inc. became the successor of Walgreen Co. (“Walgreens”) pursuant to a merger to effect a reorganization of Walgreens into a holding company structure (the “Reorganization”), with Walgreens Boots Alliance, Inc. becoming the parent holding company.

References in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to the predecessor registrant Walgreens and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to “fiscal 2018” refer to our fiscal year ended August 31, 2018.

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

PART I
Item 1.  Business

Overview
Walgreens Boots Alliance, Inc., a Delaware corporation (“Walgreens Boots Alliance”) is the first global, pharmacy-led health and wellbeing enterprise with sales of $131.5 billion in the fiscal year ended August 31, 2018. Our purpose is to help people across the world lead healthier and happier lives.

Walgreens Boots Alliance is the largest retail pharmacy, health and daily living destination across the U.S. and Europe. Walgreens Boots Alliance and the companies in which it has equity method investments together have a presence in more than 251 countries and employ more than 415,0001 people. The Company is a global leader in pharmacy-led, health and wellbeing retail and, together with the companies in which it has equity method investments, has over 18,5001 stores in 111 countries as well as one of the largest global pharmaceutical wholesale and distribution networks, with over 3901 distribution centers delivering to more than 230,0002 pharmacies, doctors, health centers and hospitals each year in more than 201 countries. In addition, Walgreens Boots Alliance is one of the world’s largest purchasers of prescription drugs and many other health and wellbeing products.

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

Walgreens Boots Alliance is proud to be a force for good, leveraging many decades of experience and its international scale, to care for people and the planet through numerous social responsibility and sustainability initiatives that have an impact on the health and wellbeing of millions of people.

Walgreens Boots Alliance was incorporated in Delaware in 2014 and, as described below, is the successor of Walgreen Co., an Illinois corporation, which was formed in 1909 as a successor to a business founded in 1901. Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015. Our common stock trades on the NASDAQ Stock Market under the symbol “WBA”.

[1]	As of August 31, 2018, using publicly available information for AmerisourceBergen.

[2]	For 12 months ending August 31, 2018, using publicly available information for AmerisourceBergen.

Recent transactions
On December 6, 2017 the Company announced that it had reached an agreement with China National Accord Medicines Corporation Ltd. to become an investor in its subsidiary Sinopharm Holding Guoda Drugstores Co., Ltd. (“GuoDa”), a leading retail pharmacy chain in China. Following a public tender process, the Company’s bid met all the requirements set by the seller to acquire a 40 percent equity interest in GuoDa for approximately $416 million. On July 5, 2018, the Company acquired its 40 percent equity interest and began to account for this investment using the equity method of accounting. See note 5, equity method investments, to the Consolidated Financial Statements included herein for further information.

On September 19, 2017, the Company announced that it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid Corporation (“Rite Aid”) for $4.375 billion in cash and other consideration. The purchases of these stores occurred in waves during fiscal 2018 for total cash consideration of $4.2 billion and have been accounted for as business combinations. The transition of the first distribution center and related inventory occurred in September 2018 and the transition of the remaining two distribution centers and related inventory remains subject to closing conditions set forth in the amended and restated asset purchase agreement. Previously, on June 28, 2017, Walgreens Boots Alliance and Rite Aid had terminated an amended agreement and plan of merger pursuant to which the Company had agreed to acquire Rite Aid. Pursuant to such termination, the Company paid Rite Aid a termination fee of $325 million. The Company also reimbursed $25 million of transaction costs of Fred’s, Inc. in connection with the termination of an asset purchase agreement among the Company, Rite Aid and Fred’s, Inc. that was subject to the completion of the acquisition of Rite Aid by Walgreens Boots Alliance. See note 7, debt, to the Consolidated Financial Statements for additional information relating to the termination of the amended agreement and plan of merger and related matters.

On March 31, 2017, Walgreens Boots Alliance and pharmacy benefit manager Prime Therapeutics LLC closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, as part of a strategic alliance. AllianceRx Walgreens Prime is consolidated by Walgreens Boots Alliance and reported within the Retail Pharmacy USA division in its financial statements. See note 2, acquisitions, to the Consolidated Financial Statements for further information.

In 2016, the Company exercised warrants to purchase an aggregate of 45,393,824 shares of AmerisourceBergen Corporation (“AmerisourceBergen”) common stock for an aggregate exercise price payment of $2.36 billion. Following the August 25, 2016 warrant exercise, the Company does not hold any further warrants to purchase shares of AmerisourceBergen common stock. As of August 31, 2018 and 2017, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 26% of the outstanding AmerisourceBergen common stock, which investment the Company accounts for using the equity method of accounting, subject to a two-month reporting lag and had designated one member of AmerisourceBergen’s board of directors. As of August 31, 2018, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate a second member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. The warrants were issued in March 2013 pursuant to a Framework Agreement between Walgreens, Alliance Boots GmbH (“Alliance Boots”) and AmerisourceBergen. Concurrently, Walgreens, Alliance Boots and AmerisourceBergen announced various other agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen in the U.S. and an agreement which provides AmerisourceBergen the ability to access generics pharmaceutical products through the Company’s global sourcing enterprise. In May 2016, certain agreements were extended for three years to now expire in 2026.

In addition, the Company has completed a number of additional acquisitions, divestitures and strategic initiatives in recent years designed to grow its businesses and enhance its competitive position. Please refer to management’s discussion and analysis of financial condition and results of operations in part II, item 7, below and note 2, acquisitions, note 3, exit and disposal activities, and note 5, equity method investments, to the Consolidated Financial Statements included in part II, item 8, below for additional information.

Industry overview
The retail pharmacy and pharmaceutical wholesale industries across the globe are highly competitive and dynamic and have experienced consolidation and an evolving competitive landscape in recent years. Prescription drugs play a significant role in healthcare and constitute a first line of treatment for many medical conditions. The Company believes the long-term outlook for prescription drug utilization is strong due, in part, to aging populations, increases in life expectancy, increases in the availability of generic drugs, the continued development of innovative drugs that improve quality of life and control healthcare costs and increases in the number of persons with insurance coverage for prescription drugs, including, in the United States, “baby boomers” increasingly becoming eligible for the federally funded Medicare Part D prescription program. Pharmaceutical wholesalers act as a vital link between drug manufacturers and pharmacies and healthcare providers in supplying pharmaceuticals to patients.

The retail pharmacy industry across the globe relies significantly on private and governmental third-party payers. Many private organizations throughout the healthcare industry, including pharmacy benefit management (“PBM”) companies and health insurance companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power. Third-party payers, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies in the United States, can change eligibility requirements or reduce certain reimbursement rates. In addition, in many European countries, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility and reimbursement levels to control costs for the government-sponsored healthcare system. Changes in law or regulation also can impact reimbursement rates and terms. For example, the Patient Protection and Affordable Care Act (the “ACA”) was enacted to help control federal healthcare spending, including for prescription drugs, in the United States. These changes generally are expected to reduce Medicaid reimbursements in the United States. State Medicaid programs are also expected to continue to seek reductions in reimbursements. When third-party payers or governmental authorities take actions that restrict eligibility or reduce prices or reimbursement rates, sales and margins in the retail pharmacy industry could be reduced, which would adversely affect industry profitability. In some cases, these possible adverse effects may be partially or entirely offset by controlling inventory costs and other expenses, dispensing more higher margin generics, finding new revenue streams through pharmacy services or other offerings and/or dispensing a greater volume of prescriptions.

These industry dynamics and challenges are continuous and have intensified in recent years. Since the completion of the strategic combination with Alliance Boots in December 2014, the Company has had a continuous focus on operational efficiencies and cost reduction. During fiscal 2019, the Company intends to maintain this focus, including the evaluation of a number of potential strategic cost management initiatives.

Generic prescription drugs have continued to help lower overall costs for customers and third-party payers. The Company expects the utilization of generic pharmaceuticals to continue to increase. In general, in the United States, generic versions of drugs generate lower sales dollars per prescription, but higher gross profit dollars, as compared with patent-protected brand name drugs. The impact on retail pharmacy gross profit dollars can be significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can vary and the timing of generic conversions can be difficult to predict, which can have a significant impact on retail pharmacy sales and gross profit dollars.

The Company expects that market demand, government regulation, third-party reimbursement policies, government contracting requirements and other pressures will continue to cause the industries in which the Company competes to evolve. Pharmacists are on the frontlines of the healthcare delivery system, and the Company believes rising healthcare costs and the limited supply of primary care physicians present opportunities for pharmacists and retail pharmacies to play an even greater role in driving positive outcomes for patients and payers through expanded service offerings such as immunizations and other preventive care, healthcare clinics, pharmacist-led medication therapy management and chronic condition management.

Segments
Our operations are organized into three divisions, which are also our reportable segments:

•	Retail Pharmacy USA;

•	Retail Pharmacy International; and

•	Pharmaceutical Wholesale.

For fiscal 2018, our segment sales were: Retail Pharmacy USA, $98.4 billion; Retail Pharmacy International, $12.3 billion; and Pharmaceutical Wholesale, $23.0 billion. Additional information relating to our segments is included in management’s discussion and analysis of financial condition and results of operations in part II, item 7 below and in note 16, segment reporting, to our Consolidated Financial Statements included in part II, item 8 below, which information is incorporated herein by reference.

Retail Pharmacy USA
The Retail Pharmacy USA division (excluding equity method investments) has pharmacy-led health and beauty retail offerings in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, each focused on helping people feel happy and healthy. The Company operated 9,560 retail stores in the division as of August 31, 2018. The principal retail pharmacy brands in the division are Walgreens and Duane Reade. The Company is a market leader in the United States and, as of August 31,

2018, approximately 78% of the population of the United States lived within five miles of a Walgreens, Duane Reade or acquired Rite Aid retail pharmacy.

The division provides customers with convenient, omni-channel access to consumer goods and services, including own branded general merchandise such as NICE!, DeLish™, Soap & Glory, No7 and Well at Walgreens, as well as pharmacy and health and wellness services in communities across America. Integrated with the Company’s e-commerce platform, the Walgreens mobile application allows customers to refill prescriptions through scan technology, receive alerts when a refill is due and perform retail functionality, such as ordering photo prints, shopping for products and clipping coupons.

The Company’s services help improve health outcomes for patients and manage costs for payers including employers, managed care organizations, health systems, PBM companies and the public sector. The Company utilizes its retail network as a channel to provide health and wellness services to its customers and patients, as illustrated by the Company’s ability to play a significant role in providing flu vaccines and other immunizations. The Company also provides specialty pharmacy and mail services. As of August 31, 2018, the Company had approximately 400 in-store clinic locations throughout the United States, some of which are operated by the Company and some of which are operated by health system partners. The Company has more than 85,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

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

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Pharmacy	72%	69%	67%
Retail	28%	31%	33%
Total	100%	100%	100%

The Company filled 823.1 million prescriptions (including immunizations) in the division in fiscal 2018. Adjusted to 30-day equivalents, prescriptions filled were 1.1 billion in fiscal 2018. Sales where reimbursement is received from managed care organizations, governmental agencies, PBM companies and private insurance were approximately 98% of the division’s fiscal 2018 Pharmacy sales.

The Company fills prescriptions for many state Medicaid public assistance programs. Sales from all such Medicaid plans were approximately 4% of the division’s fiscal 2018 sales. Sales from Medicare Part D plans were approximately 19% of the division’s fiscal 2018 sales.

The Company’s U.S. loyalty program, Balance® Rewards, is designed to reward its most valuable customers and encourage shopping in stores and online. Balance® Rewards members receive special pricing on select products and earn everyday rewards points for purchasing most merchandise that can be instantly redeemed in store or through walgreens.com. As of August 31, 2018, the number of active Balance® Rewards members totaled approximately 88 million. For this purpose, an active member is defined here as someone who has used their card in the last six months.

AmerisourceBergen supplies and distributes a significant amount of generic and branded pharmaceutical products to the division’s pharmacies. The Company purchases its non-pharmaceutical merchandise from numerous manufacturers and wholesalers.

The division’s sales, gross profit margin and gross profit are impacted by, among other things, both the percentage of prescriptions filled that are generic and the rate at which new generic drugs are introduced to the market. Because any number of factors outside of the Company’s control can affect timing for a generic conversion, the Company faces substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.

The current environment of the Company’s pharmacy business also includes ongoing reimbursement pressure and a shift in pharmacy mix towards 90-day at retail (one prescription that is the equivalent of three 30-day prescriptions) and Medicare Part D prescriptions. Further consolidation among generic manufacturers coupled with changes in the number of major brand name drugs anticipated to undergo a conversion from branded to generic status may also result in gross margin pressures within the industry.

The Company continuously faces reimbursement pressure from PBM companies, health maintenance organizations, managed care organizations and other commercial third-party payers; agreements with these payers are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and the Company’s reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. The Company experienced lower reimbursement rates in fiscal 2018 as compared to the same period in the prior year. The Company expects these pressures to continue.

The Company has also worked to develop and expand its relationships with commercial third-party payers to enable new and/or improved market access via participation in pharmacy provider networks they offer. The prescription volume impact of new agreements and relationships typically is incremental over time.

The Company’s 90-day at retail prescription drug offering is typically at a lower margin than comparable 30-day prescriptions, but provides the Company with the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription.

Retail Pharmacy International
The Retail Pharmacy International division (excluding equity method investments) has pharmacy-led health and beauty retail businesses in eight countries, each focused on helping people look and feel their best. The Company operated 4,767 retail stores in the division as of August 31, 2018 (see properties in part I, item 2 below for information regarding geographic coverage) and has grown its online presence significantly in recent years. The Company’s principal retail pharmacy brands are Boots in the United Kingdom, Thailand, Norway, the Republic of Ireland and The Netherlands, Benavides in Mexico and Ahumada in Chile. In Europe, the Company is a market leader and its retail stores are conveniently located and its pharmacists are well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities the Company serves.

The Boots omni-channel offering is differentiated from that of competitors due to the product brands the Company owns, such as No7, Boots Pharmaceuticals, Soap & Glory, Liz Earle, Sleek MakeUp, Botanics and ‘only at Boots’ exclusive products, together with its long established reputation for trust and customer care. The Company’s brands portfolio is enhanced by its in-house product research and development capabilities.

The Company’s retail store networks are typically complemented by online platforms. In the United Kingdom, through the boots.com website and integrated mobile application, the ‘order and collect’ service allows customers to order from a range of over 33,000 products by 8:00 p.m. and collect from noon the following day from approximately 99% of the United Kingdom’s retail stores as of August 31, 2018.

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of August 31, 2018, the number of active Boots Advantage Card members totaled approximately 15 million. For this purpose, an active member is defined as someone who has used their card in the last six months.

In addition, Boots in the United Kingdom is one of the leaders in the optical market with 618 practices, of which 167 operated on a franchise basis as of August 31, 2018. Approximately 30% of these optical practices are located in Boots stores with the balance being standalone optical practices.

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

The division’s sales are subject to the influence of seasonality, with the second fiscal quarter typically the strongest as a result of the winter holiday period. This seasonality affects the division’s proportion of sales between Retail and Pharmacy during certain periods. The components of the division’s fiscal year sales were as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Pharmacy	35%	35%	35%
Retail	65%	65%	65%
Total	100%	100%	100%

The division’s Retail sales, gross profit margin and gross profit dollars are impacted by, among other things, the highly competitive nature of the health and beauty category, specifically the Company and its competitors’ pricing actions, promotional offers and events and the customer’s desire for value and convenience.

The division’s Pharmacy sales, gross margin and gross profit dollars are impacted by governmental agencies and other third-party payers seeking to minimize increases in the costs of healthcare, including pharmaceutical drug reimbursement rates. In the United Kingdom, which is the division’s largest market for Pharmacy sales, the amount of government funding available for pharmacy services is typically reviewed and agreed with the pharmacy industry on an annual basis.

In addition, performance as measured in U.S. dollars is impacted by the exchange rates used to translate these amounts into U.S. dollars, the exchange rate of British pound sterling being the most significant.

Pharmaceutical Wholesale
The Pharmaceutical Wholesale division (excluding equity method investments), which mainly operates under the Alliance Healthcare brand, supplies medicines, other healthcare products and related services to more than 110,000 pharmacies, doctors, health centers and hospitals each year from 291 distribution centers in 11 countries, primarily in Europe, as of August 31, 2018.

The distribution of prescription medicines to pharmacists comprises the vast majority of the division’s sales. The wholesale businesses seek to provide high core service levels to pharmacists in terms of frequency of delivery, product availability, delivery accuracy, timeliness and reliability at competitive prices. The Company also offers customers innovative added-value services to help pharmacists develop their own businesses. This includes membership of Alphega Pharmacy, the Company’s pan-European network for independent pharmacies, which, as of August 31, 2018, had over 6,600 members.

In addition to the wholesale of medicines and other healthcare products, the division’s businesses provide services to pharmaceutical manufacturers which are increasingly seeking to gain greater control over their product distribution, while at the same time outsourcing non-core activities. These services include pre-wholesale and contract logistics (mainly under the Alloga brand), direct deliveries to pharmacies and innovative and specialized healthcare services, covering clinical homecare, medicine support, dispensing services, medicine preparation and clinical trial support (mainly under the Alcura brand).

Combined with local engagement, scale is important in pharmaceutical wholesaling. Walgreens Boots Alliance is one of the largest pharmaceutical wholesalers and distributors in Europe, and it ranks as one of the top three in market share in many of the individual countries in which it operates.

The division’s sales, gross profit margin and gross profit dollars are impacted by, among other things, government actions, which typically seek to reduce the growth in prescription drug consumption, reduce reimbursement rates and increase generic drug utilization. A greater proportion of generic drugs, whether as a result of government actions, generic conversions or other factors, typically has an adverse effect on the Company’s revenues. However, in the wholesale division, the Company typically earns equal or better gross margins on generic drugs than on branded drugs, although there are exceptions.

Changes in manufacturers’ product distribution business models can also impact the division’s sales and gross margin. For example, when pharmaceutical drug manufacturers introduce fee-for-service contracts, the Company’s sales are reduced even if it is successful in winning these contracts, as the Company only recognizes sales for the amount of the fees charged. Other manufacturer services, including pre-wholesale and contract logistics operations, are typically on a fee-for-service basis.

In addition, performance as measured in U.S. dollars is impacted by the exchange rates used to translate these amounts into U.S. dollars, the exchange rate of British pound sterling and the Euro being the most significant. The division’s sales are subject to less seasonality than the Company’s other divisions.

Intellectual property and licenses

The Company markets products and services under various trademarks, trade dress and trade names and relies on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions to establish and protect its proprietary rights. The Company owns numerous domain names, holds numerous patents, has registered numerous trademarks and has filed applications for the registration of a number of other trademarks and service marks in various jurisdictions. The Company holds assorted business licenses (such as pharmacy, occupational, liquor and cigarette) having various lives within multiple legal jurisdictions, which are necessary for the normal operation of the business.

Seasonal variations in business
The Walgreens Boots Alliance business is affected by a number of factors including, among others, its sales performance during holiday periods (including particularly the winter holiday season) and during the cough, cold and flu season (the timing and severity of which is difficult to predict), significant weather conditions, the timing of its own or competitor discount programs and pricing actions and the timing of changes in levels of reimbursement from governmental agencies and other third-party payers. See the summary of quarterly results (unaudited) in note 18, supplementary financial information, to the Consolidated Financial Statements included in part II, item 8 below.

Sources and availability of raw materials
Inventories are purchased from numerous domestic and foreign suppliers. The Company does not believe that the loss of any one supplier or group of suppliers under common control would have a material adverse effect on its business or that of any of its divisions.

Working capital practices
Effective inventory management is important to the Company’s operations. The Company uses various inventory management techniques, including demand forecasting and planning and various forms of replenishment management. Its working capital needs typically are greater in the months leading up to the winter holiday season. The Company generally finances its inventory and expansion needs with internally-generated funds and short-term debt. For additional information, see the liquidity and capital resources section in management’s discussion and analysis of financial condition and results of operations in part II, item 7, below.

Customers
The Company sells to numerous retail and wholesale customers. No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. In fiscal 2018, substantially all of our retail pharmacy sales were to customers covered by third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. Three third-party payers, in the Retail Pharmacy USA division, in the aggregate accounted for approximately 32% of the Company’s consolidated sales in fiscal 2018.

See note 16, segment reporting, to the Consolidated Financial Statements.

Regulation
In the countries in which the Company does business, the Company is subject to national, state and local laws, regulations and administrative practices concerning retail and wholesale pharmacy operations, including regulations relating to the Company’s participation in Medicare, Medicaid and other publicly financed health benefit plans; regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Health Insurance Portability and Accountability Act (“HIPAA”); the ACA; licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; and regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable foreign, state and local governmental authorities concerning the operation of the Company’s businesses. The Company is also subject to laws and regulations relating to licensing, tax, foreign trade, intellectual property, privacy and data protection, currency, political and other business restrictions.

The Company is also governed by national, state and local laws of general applicability in the countries in which it does business, including laws regulating matters of working conditions, health and safety and equal employment opportunity. In connection with the operation of its businesses, the Company is subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances. Environmental protection requirements did not have a material effect on the results of operations or capital expenditures of the Company in fiscal 2018.

Competitive conditions

The industries in which the Company operates are highly competitive. As a leader in the retail pharmacy industry and as a retailer of general merchandise, the Company competes with various local, regional, national and global retailers, including chain and independent pharmacies, mail order prescription providers, grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers. The Company’s pharmaceutical wholesale businesses compete with other pharmaceutical wholesalers as well as alternative supply sources such as importers and manufacturers who supply directly to pharmacies. The Company competes primarily on the basis of service, convenience, variety and price. Its geographic dispersion helps mitigate the impact of temporary, localized economic and competitive conditions in individual markets. See “properties” in part I, item 2, below for further information regarding the Company’s geographic dispersion.

Employees
As of August 31, 2018, the Company employed approximately 354,000 persons, approximately 110,000 of whom were part-time employees working less than 30 hours per week. The foregoing does not include employees of equity method investments.

Research and development
While the global brands portfolio of the Company is enhanced by in-house product research and development capabilities, the amount spent by the Company on research and development activities is not material.

Financial information about foreign and domestic operations and export sales
Certain financial information relating to foreign and domestic operations, including total revenues and long-lived assets aggregated by our U.S. and non-U.S. operations, is included in note 16, segment reporting, to the Consolidated Financial Statements included in part II, item 8 below, which information is incorporated herein by reference. See “risk factors” in part I, item 1A below for information regarding risks attendant to the Company’s foreign operations.

Available information
The Company files with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and registration statements. You may read and copy any material filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including the Company, that file electronically. The Company makes available free of charge on or through its website at
http://investor.walgreensbootsalliance.com its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company files or furnishes them to the SEC. The contents of the website are not, however, a part of this Form 10-K or the Company’s other SEC filings.

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

Reductions in third-party reimbursement levels, from private or governmental agency plans, and potential changes in industry pricing benchmarks for prescription drugs could materially and adversely affect our results of operations.

The substantial majority of the prescriptions we fill are reimbursed by third-party payers, including private and governmental agency payers. The continued efforts of health maintenance organizations, managed care organizations, PBM companies, governmental agencies, and other third-party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation and other legal proceedings relating to how drugs are priced, may adversely impact our results of operations. In the United States, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. In addition, in an environment where some PBM clients utilize narrow or restricted pharmacy provider networks, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.

Changes in political, economic and regulatory influences also may significantly affect healthcare financing and prescription drug reimbursement practices. In the United States, for example, there have been multiple attempts through executive action, legislative action and legal challenges to modify or repeal the ACA. We cannot predict whether current or future efforts to modify or repeal these laws will be successful, nor can we predict the impact that such a modification or repeal and any subsequent legislation would have on our business and reimbursement levels. There have also been a number of other proposals and enactments by the federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget deficits, and we expect additional proposals in the future. In the event that a third-party payer’s budgetary or financial condition deteriorates, they may not be able to pay timely, or may delay payment of, amounts owed to us. There can be no assurance that recent or future changes in prescription drug reimbursement policies and practices will not materially and adversely affect our results of operations. In many countries where we have operations, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility and reimbursement levels to control costs for the government-sponsored healthcare system. Efforts to control healthcare costs, including prescription drug costs, are continuous and reductions in third-party reimbursement levels could materially and adversely affect our results of operations.

In addition, many payers in the United States are increasingly considering new metrics as the basis for reimbursement rates. It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price, which is the pricing reference used for many of our contracts. In addition, many state Medicaid fee-for-service programs have established pharmacy network payments on the basis of actual acquisition cost, which could have an impact on reimbursement practices in other commercial and governmental arrangements. Future changes to the pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by third-party payers, could adversely affect us.

A shift in pharmacy mix toward lower margin plans and programs could adversely affect our results of operations.

Our Retail Pharmacy USA division seeks to grow prescription volume while operating in a marketplace with continuous reimbursement pressure. A shift in the mix of pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect our results of operations. For example, our Retail Pharmacy USA division has experienced a shift in pharmacy mix towards 90-day at retail in recent years. Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions. Our Retail Pharmacy USA division also has experienced a shift in pharmacy mix towards Medicare Part D prescriptions in recent years, and that trend may continue. Preferred Medicare Part D networks have increased in number in recent years; however, we do not participate in all such networks. We have accepted lower reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. We also have worked to develop and expand our relationships with commercial third-party payers to enable new and/or improved market access via participation in the pharmacy provider networks they offer. If we are not able to generate additional prescription volume and other business from patients participating in these programs that is sufficient to offset the impact of lower reimbursement, or if the degree or terms of our participation in such preferred networks declines from current levels in future years, our results of operations could be materially and adversely affected.

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

New and proposed acquisitions, partnerships and strategic alliances in the healthcare industry also can alter market dynamics and impact our businesses and competitive positioning. For example, in December 2017, CVS Health Corporation, an integrated pharmacy health care company that operates one of the largest retail drugstore chains and PBM companies in the United States, announced an agreement to acquire Aetna, Inc., one of the largest diversified health care benefits companies, subject to certain closing conditions. Changes in the participants in global sourcing enterprises relating to drug procurement, whether as a result of mergers, acquisitions or other transactions, can also have a similar effect on market dynamics and our business. In addition, further consolidation among generic drug manufacturers could lead to generic drug inflation in the future. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and other pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances and increased vertical integration among the industry participants we engage with, and which could, if we are not able to successfully anticipate and respond to evolving industry conditions in a timely and effective manner, materially and adversely impact our business operations, financial condition and results of operations.

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

Our strategic relationships include outsourcing and similar relationships. We outsource certain business and administrative functions and rely on third parties to perform certain services on our behalf. For example, in 2017 we entered into a 10-year global agreement with Fareva for the manufacture and supply of own beauty brands and private label products. Under the terms of the agreement, Fareva acquired BCM, Walgreens Boots Alliance’s contract manufacturing business, in October 2017. We rely on these third parties to meet our quality and performance requirements and to timely perform as expected. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If our continuing relationship with certain third-party providers is interrupted, or if such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with any transition, we may experience operational difficulties, reputational harm, and increased costs that could materially and adversely affect our business operations and results of operations.

We may not realize the anticipated benefits of the acquisition of assets from Rite Aid pursuant to the Amended and Restated Asset Purchase Agreement, which could adversely impact our results of operations.

We entered into the Amended and Restated Asset Purchase Agreement to acquire certain Rite Aid stores and distribution centers with the expectation that the transaction will result in various benefits, including, among other things, cost savings and operating efficiencies. The achievement of the anticipated benefits of the transaction is subject to a number of uncertainties, including completion of the pending acquisition of distribution centers and related inventory expected to begin during fiscal 2019, whether the acquired assets can be integrated into our business in an efficient and effective manner, the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses or delays, and competitive factors in the marketplace. We can provide no assurance that the anticipated benefits of the transaction, including cost savings and synergies, will be fully realized in the time frame anticipated or at all; the costs or difficulties related to the integration of the acquired assets into our business and operations will not be greater than expected; unanticipated costs, charges and expenses will not result from the transaction; litigation relating to the transaction will not be filed; and the transaction will not cause disruption to the parties’ business and operations and relationships with employees and suppliers, payers, customers and other third parties. If one or more of these risks are realized, it could have a material adverse impact on our operating results.

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

The industries in which we operate are highly competitive and constantly evolving. New entrants to the market, existing competitor actions or other changes in market dynamics could adversely impact us.

The level of competition in the retail pharmacy and pharmaceutical wholesale industries is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact us. Disruptive innovation, or the perception of potentially disruptive innovation, by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and if required make timely and effective changes to our strategies and business model to compete effectively. For example, in June 2018, online retailer Amazon.com, Inc. announced its pending acquisition of PillPack, an online pharmacy with licenses throughout the United States, subject to regulatory approvals and other customary closing conditions. Some industry analysts have speculated that the acquisition, if completed, could provide a platform for Amazon to significantly expand into the market for prescription drugs. Our retail pharmacy businesses face intense competition from local, regional, national and global companies, including other drugstore and pharmacy chains, independent drugstores and pharmacies, mail-order pharmacies and various other retailers such as grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers, some of which are aggressively expanding in markets we serve. Businesses in our Pharmaceutical Wholesale division face intense competition from direct competitors, including national and regional cooperative wholesalers, and alternative supply sources such as importers and manufacturers who supply directly to pharmacies. Competition may also come from other sources in the future. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reevaluate our pricing structures to remain competitive. For example, if we are not able to anticipate and successfully respond to changes in market conditions in our Pharmaceutical Wholesale division, including changes driven by competitors, suppliers or manufacturers and increased competition from national and regional cooperative wholesalers, it could result in a loss of customers or renewal of contracts or arrangements on less favorable terms.

We also could be adversely affected if we fail to identify or effectively respond to changes in market dynamics. As technology, consumer behavior and market conditions continue to evolve in the United States, it is important that we maintain the relevance of our brand and product and service offerings to customers and patients. In April 2018, we announced that we are testing a number of concepts and initiatives designed to position our stores in the United States as convenient community hubs for healthcare and retail products and services. The concepts being tested include new approaches to pricing and promotions, product selection, in-store and digital experience, and strategic partnerships that bring new products and services to our customers. We plan to use these pilots to listen to customers, learn and adjust based on feedback, with decisions on the nature and extent of further roll-outs made over time as we gain experience. If our customers are not receptive to these changes, if we are unable to expand successful programs in a timely manner, or we otherwise do not effectively respond to changes in market dynamics, our businesses and financial performance could be materially and adversely affected. As a further example, specialty pharmacy represents a significant and growing proportion of prescription drug spending in the United States, a significant portion of which is dispensed outside of traditional retail pharmacies. Because our specialty pharmacy business focuses on complex and high-cost medications, many of which are made available by manufacturers to a limited number of pharmacies (so-called limited distribution drugs), that serve a relatively limited universe of patients, the future growth of this business depends to a significant extent upon expanding our ability to access key drugs and successfully penetrate key treatment categories. Accordingly, it is important that we and our affiliates compete effectively in this evolving market, or our business operations, financial condition and results of operations could be materially and adversely affected. To better serve this evolving market, in March 2017, we and Prime Therapeutics LLC, a PBM, closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, using an innovative model that seeks to align pharmacy, PBM and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. If this joint venture is not able to compete effectively in this evolving market and successfully adapt to changing market conditions, our business operations, financial condition and results of operations could be materially and adversely affected.

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

Many of these factors are subject to change based on changes in political, economic and regulatory influences. For example:

•
Our Retail Pharmacy International and Pharmaceutical Wholesale divisions have substantial operations in the United Kingdom and other member countries of the European Union. In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which proposed exit (and the political, economic and other uncertainties it has raised) has exacerbated and may further exacerbate many of the risks and uncertainties described above. Subsequently, in March 2017, the United Kingdom’s government invoked Article 50 of the Treaty on European Union, which formally triggered the two-year negotiation process to exit the European Union. Negotiations to determine the United Kingdom’s future relationship with the European Union, including terms of trade, are complex, and there can be no assurance regarding the terms, timing or consummation of any such arrangements. The proposed withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Further, uncertainty around and developments regarding these and related issues could adversely impact consumer and investor confidence and the economy of the United Kingdom and the economies of other countries in which we operate and cause significant volatility in currency exchange rates.

•
Many of the products we sell are manufactured in whole or in part outside of the United States. In some cases, these products are imported by others and sold to us. In the United States, the Presidential Administration has discussed, and in some cases implemented, changes with respect to certain tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries. For example, there are growing concerns regarding trade relations between the United States and China, as both countries recently indicated their intention to impose significant tariffs on the importation of certain product categories. As a significant portion of our retail products are sourced from China, the imposition on the United States of new tariffs on certain goods imported from China could adversely impact the cost and profitability of retail product sales in our Retail Pharmacy USA division. While it is not possible to predict whether or when any future changes will occur or what form they may take, significant changes in tax or trade policies, tariffs or trade relations between the United States and other countries could result in significant increases in our costs, restrict our access to certain suppliers and adversely impact economic activity. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in United States trade policy and regulations.

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

We may from time to time, in some instances, enter into foreign currency contracts or other derivative instruments intended to hedge a portion of our foreign currency fluctuation risks, which subjects us to additional risks, such as the risk that counterparties may fail to honor their obligations to us, that could materially and adversely affect us. Additionally, we may (and currently do) use foreign currency debt to hedge some of our foreign currency fluctuation risks. The periodic use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. We cannot assure you that fluctuations in foreign currency exchange rates, including particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, will not materially affect our consolidated financial results.

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

As of August 31, 2018, we beneficially owned approximately 26% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. In addition, we have the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated as of March 18, 2013 by and among the Company, Alliance Boots and AmerisourceBergen (the “Framework Agreement”) to acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. There can be no assurance that we will complete any specific level of such potential equity investments in AmerisourceBergen, or that our existing investment, or any future investment if completed, will ultimately be profitable. If the price of AmerisourceBergen common stock subsequently declines substantially, we could experience a loss on or impairment of such investment, which could materially and adversely affect our financial condition and results of operations. Further, our ability to transact in AmerisourceBergen securities is subject to certain restrictions set forth in our agreements with AmerisourceBergen and arising under applicable laws and regulations, which in some circumstances could adversely our ability to transact in AmerisourceBergen securities in amounts and at the times desired. We could also encounter unforeseen costs, circumstances or issues existing or arising with respect to the transactions and collaboration resulting from these agreements. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business operations, financial condition and results of operations.

From time to time, we make investments in companies over which we do not have sole control. Some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in companies that we may not control or over which we may not have sole control. For example, while we have a significant equity investment in AmerisourceBergen and have a designee serving on the board of directors of AmerisourceBergen as of the date of this report, we do not have the ability to control day-to-day operations of that company. Although the businesses in which we have made noncontrolling investments often have a significant health and daily living or prescription drug component, some of them operate in businesses that are different from our primary lines of business and/or operate in different geographic markets than we do. For example, in July 2018, we acquired a 40% minority stake in Sinopharm Holding GuoDa Drugstores Co., Ltd., a leading retail pharmacy chain in China. Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses. We rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may materially and adversely affect us. Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we are invested, becoming involved in disputes, or competing with those persons. From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks.

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

The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase and the pace of this increase could accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to comparison shop, determine product availability and complete purchases, as well as to provide immediate public reactions regarding various facets of our operations. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers that have the right features and are reliable and easy to use. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner that keeps pace with technological developments and dynamic customer expectations, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

If the merchandise and services that we offer fail to meet customer needs, our sales may be adversely affected.

We could be adversely affected by changes in consumer spending levels and shopping habits and preferences, including attitudes towards our retail and product brands. The success of our retail pharmacy businesses depends on our ability to offer a superior shopping experience, engaging customer service and a quality assortment of available merchandise that differentiates us from other retailers, including enhanced health and beauty product offerings. We must identify, obtain supplies of, and offer to our customers attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the needs and desires of our customers, whose preferences may change in the future. For example, our proof of concept initiatives that seek to position our stores in the United States as convenient community hubs for healthcare and retail products and services reflect the perceived desires and needs of our target market. However, it is difficult to predict consistently and successfully the products and services our customers will demand. If we misjudge either the demand for products and services we sell or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns and evolving demographic mixes in the markets we serve could negatively affect our relationship with our customers and the demand for our products and services, which could materially and adversely impact our results of operations.

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

We face significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to our success, and our failure to do so could have an adverse impact on our future performance.

Our ability to attract and retain qualified and experienced employees is essential to meet current and future goals and objectives and there is no guarantee we will be able to attract and retain such employees or that competition among potential employers will not result in increased salaries or other benefits. An inability to retain existing employees or attract additional employees, or an unexpected loss of leadership, could have a material adverse effect on our business and results of operations.

In addition, our failure to adequately plan for succession of senior management and other key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on our business and results of operations. While we have succession plans in place and employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.

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

The protection of customer, employee, and company data is critical to our businesses. Cybersecurity and other information technology security risks, such as a significant breach of customer, employee, or company data, could attract a substantial amount of media attention, damage our customer relationships and reputation, and result in lost sales, fines or lawsuits. Throughout our operations, we receive, retain and transmit certain personal information that our customers and others provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. Like other global companies, we and businesses we interact with have experienced threats to data and systems, including by perpetrators of random or targeted malicious cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information, and cause system failures and disruptions. Although we deploy a layered approach to address information security threats and vulnerabilities designed to protect confidential information against data security breaches, a compromise of our data security systems or of those of businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our business operations, financial condition and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that we expend substantial additional resources related to the security of information systems and disrupt our businesses.

We depend on and interact with the information technology networks and systems of third-parties for many aspects of our business operations, including payers, strategic partners and cloud service providers. These third parties may have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. Like us, these third-parties are subject to risks imposed by data breaches and cyber-attacks and other events or actions that could damage, disrupt or close down their networks or systems. Security processes, protocols and standards that we have implemented and contractual provisions requiring security measures that we may have sought to impose on such third-parties may not be sufficient or effective at preventing such events, which could result in unauthorized access to, or disruptions or denials of access to, or misuse of, information or systems that are important to our business, including proprietary information, sensitive or confidential data, and other information about our operations, customers, employees and suppliers, including personal information.

The regulatory environment surrounding data security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses and geographic areas. We are required to comply with increasingly complex and changing data security and privacy regulations in the United States and in other jurisdictions in which we operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. In the United States, for example, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by all participants in the health care industry. Some foreign data privacy regulations are more stringent than those in the United States and continue to change. For example, the European Union’s General Data Protection Regulation, which greatly increased the jurisdictional reach of European Union data protection laws and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and provides for greater penalties for noncompliance, became effective in May 2018. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. Complying with changing regulatory requirements requires us to incur substantial costs and may require changes to our business practices in certain jurisdictions, any of which could materially and adversely affect our business operations and operating results. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged and we could be subject to additional litigation and regulatory risks. Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have a material adverse effect on our business operations, financial condition and results of operations.

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

In the United States, electoral results and changes in political leadership have generated uncertainty with respect to, and could result in, significant changes in legislation, regulation and government policy that could significantly impact our businesses and the health care and retail industries. There have been multiple attempts to repeal, modify or otherwise invalidate all, or certain provisions of, the ACA, which was enacted in 2010 to provide health insurance coverage to millions of previously uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. We cannot predict whether current or future efforts to modify these laws and/or adopt new healthcare legislation will be successful, nor can we predict the impact that such a development would have on our business and operating results. Future legislation or rulemaking or other regulatory actions or developments under the ACA or otherwise could adversely impact the number of Americans with health insurance and, consequently, prescription drug coverage, increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. We cannot predict the timing or impact of any future legislative, rulemaking or other regulatory actions, but any such actions could have a material adverse impact on our results of operations.

A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on our reputation and profitability.

We operate in complex, highly regulated environments around the world and could be materially and adversely affected by changes to applicable legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. Businesses in our Pharmaceutical Wholesale division are subject to a range of regulations relating to such things as product margins, product traceability and the conditions under which products must be stored. Our retail pharmacy and health and wellness services businesses are subject to numerous country, state and local regulations including licensing and other requirements for pharmacies and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: country and state registration and regulation of pharmacies and drug discount card programs; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including HIPAA; the ACA or any successor thereto; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (“FDA”) and Drug Enforcement Administration (“DEA”), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell as well as our loyalty and drug discount card programs; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and foreign, national and state laws governing health care fraud and abuse and the practice of the profession of pharmacy. For example, in the United States the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We are also governed by foreign, national and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity and other labor and employment matters as well as employee benefit, competition and antitrust matters. In addition, we could have significant exposure if we are found to have infringed another party’s intellectual property rights.

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

We could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. Through our pharmacies and specialist packaging sites, we are also exposed to risks relating to the services we provide. Errors in the dispensing and packaging of pharmaceuticals, including related counseling, and in the provision of other healthcare services could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide. Our healthcare clinics also increase our exposure to professional liability claims related to medical care. Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims and judgments. We also may not be able to maintain this insurance on acceptable terms in the future. We could suffer significant reputational damage and financial liability if we, or any affiliated entities, experience any of the foregoing health and safety issues or incidents, which could have a material adverse effect on our business operations, financial condition and results of operations.

We have significant outstanding debt; our debt and associated payment obligations could significantly increase in the future if we incur additional debt and do not retire existing debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of August 31, 2018, we had approximately $14 billion of outstanding indebtedness, including short-term debt. Our debt level and related debt service obligations could have negative consequences, including:

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

Walgreens Boots Alliance is a holding company with no business operations of its own. Its assets primarily consist of direct and indirect ownership interests in, and its business is conducted through, subsidiaries which are separate legal entities. As a result, it is dependent on funding from its subsidiaries, including Walgreens and Alliance Boots, to meet its obligations. Additionally, Walgreens Boots Alliance’s subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to Walgreens Boots Alliance, which may limit the payment of cash dividends or other distributions to the holders of Walgreens Boots Alliance common stock. Credit facilities and other debt obligations of Walgreens Boots Alliance, as well as statutory provisions, may further limit the ability of Walgreens Boots Alliance and its subsidiaries to pay dividends. Payments to Walgreens Boots Alliance by its subsidiaries are also contingent upon its subsidiaries’ earnings and business considerations. Future Walgreens Boots Alliance dividends will be determined based on earnings, capital requirements, financial condition and other factors considered relevant by its Board of Directors.

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

New accounting guidance also may require changes to our processes, accounting systems and internal controls that could increase our operating costs and/or significantly change our financial statements. For example, in February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This ASU, which is effective for annual periods beginning after December 15, 2018 (fiscal 2020), seeks to increase the transparency and comparability of organizations by recognizing operating lease assets and operating lease liabilities on the balance sheet and disclosing key information about leasing arrangements. See, “new accounting pronouncements,” within note 1, summary of major accounting policies, to the Consolidated Financial Statements. Implementing this ASU, as well as other new accounting guidance may require us to make significant upgrades to and investments in our lease administration systems and other accounting systems, and could result in significant adverse changes to our financial statements.

We have a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to our results of operations.

As of August 31, 2018, we had $28.7 billion of goodwill and other intangible assets on the Consolidated Balance Sheets. We evaluate this goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of this impairment analysis, we determine fair value for each reporting unit using both the income and market approaches. Definite-lived intangible assets are evaluated for impairment if an event occurs or circumstances change that indicate the carrying amount may not be recoverable. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.

We are exposed to risks related to litigation and other legal proceedings.

We operate in a highly regulated and litigious environment. We are involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax and other governmental authorities, including those contained in note 10, commitments and contingencies, to the Consolidated Financial Statements included in part II, item 8 of this Form 10-K. Legal proceedings, in general, and securities, class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

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

From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the U.S. tax legislation enacted on December 22, 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, that could significantly and adversely affect our U.S. federal income tax position. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. We are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

Tax laws and regulations are complex and subject to varying interpretations, and we are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative impact on our effective tax rate, tax payments, financial condition and results of operations. In addition, the determination of our income tax provision and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax determination may differ from the amounts recorded in our financial statements and may materially affect our results of operations in the period or periods for which such determination is made. Any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws (such as the recent U.S. tax legislation), rules or regulatory or judicial interpretations; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

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

As of September 30, 2018, affiliates of Stefano Pessina, our Executive Vice Chairman and Chief Executive Officer (the “SP Investors”), had sole or shared voting power, directly or indirectly, over an aggregate of approximately 15.3% of our outstanding common stock. The SP Investors have agreed to, for so long as they have the right to designate a nominee for election to the Board, to vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of the Company’s stockholders (including with respect to the election of directors). The SP Investors’ significant interest in our common stock potentially could determine the outcome of matters submitted to a vote by our stockholders. The influence of the SP Investors could result in the Company taking actions that other stockholders do not support or failing to take actions that other stockholders support. As a result, the market price of our common stock could be adversely affected.

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

Conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of the other entities and business activities in which our directors or officers are involved. For example, potential conflicts of interest could arise if a dispute were to arise between the Company and other parties to the Company Shareholders Agreement, including the SP Investors. Mr. Pessina, our Executive Vice Chairman and Chief Executive Officer, indirectly controls Alliance Santé Participations S.A. (“ASP”), a privately-held company which is a party to the Company Shareholders Agreement, and he and his partner Ornella Barra, our Co-Chief Operating Officer, serve as directors of ASP. There are other arrangements between affiliates of Mr. Pessina and the Company, with required disclosures included in the Company’s annual proxy statement. Conflicts of interest, or the appearance of conflicts of interest, or similar issues could arise in connection with these or other transactions in the future. While our contractual arrangements place restrictions on the parties’ conduct in certain situations, and related party transactions are subject to independent review and approval in accordance with our related party transaction approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting both companies.

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

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

In June 2018, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $10 billion of our common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

•
We are at risk of adverse publicity and potential losses, liabilities and reputational harm stemming from any public incident (whether occurring online, in social media, in our stores or other company facilities, or elsewhere) involving our company, our personnel or our brands, including any such public incident involving our customers, products, services, stores or other property, or those of any of our vendors or other parties with which we do business.

•
If negative publicity, even if unwarranted, related to safety or quality, human and workplace rights, or other issues damage our brand image and corporate reputation, or that of any of our vendors or strategic allies, our businesses and results of operations may suffer.

Item 1B.  Unresolved staff comments
There are no unresolved written comments that were received from the SEC Staff 180 days or more before the end of the fiscal year relating to the Company’s periodic or current reports under the Securities Exchange Act of 1934.

Item 2.  Properties
The following information regarding the Company’s properties is provided as of August 31, 2018 and does not include properties of unconsolidated, partially-owned entities.

The Retail Pharmacy USA division operated 9,560 retail stores and seven specialty pharmacies. The Retail Pharmacy International division operated 4,767 retail stores. In addition, the Retail Pharmacy International division also owned or leased 394 standalone Boots Opticians locations. The Company’s domestic and international retail locations, which included Boots Opticians and specialty pharmacy locations, covered approximately 150 million square feet. The Company owned approximately 12% and 4% of these Retail Pharmacy USA division and Retail Pharmacy International division locations, respectively. The remaining locations were leased or licensed. For more information on leases, see note 4, leases, to the Consolidated Financial Statements in part II, item 8 of this Form 10-K.

The following is a breakdown of the Company’s retail stores:

Retail stores
Retail Pharmacy USA:
United States	9,451
Puerto Rico	108
U.S. Virgin Islands	1
9,560

Retail Pharmacy International:
United Kingdom	2,485
Mexico	1,240
Chile	424
Thailand	285
Norway	160
The Republic of Ireland	87
The Netherlands	59
Lithuania	27
4,767
Walgreens Boots Alliance total	14,327

The Company operated 20 retail distribution centers with a total of approximately 14 million square feet of space, of which 13 locations were owned. Geographically, 15 of these retail distribution centers were located in the United States and five were located outside of the United States. In addition, the Company used public warehouses and third-party distributors to handle certain retail distribution needs. The Company’s Retail Pharmacy USA division also operated two prescription mail service facilities which occupied approximately 260 thousand square feet. One of these prescription mail service facilities was leased.

The Company operated 291 pharmaceutical distribution centers located outside of the United States, of which 117 were owned. These pharmaceutical distribution centers occupied approximately 13 million square feet and were operated by the Pharmaceutical Wholesale division, which supplied third-party customers as well as the Retail Pharmacy International division in certain countries.

The Company operated 24 principal office facilities, which occupied approximately three million square feet. Nine of these principal office facilities were owned, and two of which were located in the United States.

Item 3.  Legal proceedings
The information in response to this item is included in note 10, commitments and contingencies, to the Consolidated Financial Statements included in part II, item 8, of this Form 10-K.

Item 4.  Mine safety disclosures
Not applicable.

Executive officers of the registrant
The following table sets forth, for each person currently serving as an executive officer of the Company, the name, age (as of October 11, 2018) and office(s) held by such person:

Name	Age	Office(s) held
James A. Skinner	73	Executive Chairman of the Board
Stefano Pessina	77	Executive Vice Chairman and Chief Executive Officer
Ornella Barra	64	Co-Chief Operating Officer
Alexander W. Gourlay	58	Co-Chief Operating Officer
James Kehoe	55	Executive Vice President and Global Chief Financial Officer
Ken Murphy	52	Executive Vice President, Chief Commercial Officer and President of Global Brands
Marco Pagni	56	Executive Vice President, Global Chief Administrative Officer and General Counsel
Kimberly R. Scardino	47	Senior Vice President, Global Controller and Chief Accounting Officer
Kathleen Wilson-Thompson	61	Executive Vice President and Global Chief Human Resources Officer

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
Mr. Kehoe has served as Executive Vice President and Global Chief Financial Officer since June 2018. Previously, he served Takeda Pharmaceutical Company Limited as Chief Financial Officer and Corporate Officer from June 2016 to March 2018 and as a board director June 2017 to May 2018. He previously served as Executive Vice President and Chief Financial Officer of Kraft Foods Group, Inc. from February 2015 to July 2015. Previously, he worked for Gildan Activewear Inc., a supplier of branded family apparel in Canada, where he served as Executive Vice President and Chief Financial and Administrative Officer earlier in 2015. Prior to that, he was Senior Vice President, Operating Excellence at Mondelēz International, Inc. from November 2013 until December 2014. Mr. Kehoe joined Kraft in 1988 and held a variety of senior-level positions, including serving as Senior Vice President, Corporate Finance from October 2012 to October 2013, and Senior Vice President, Finance of Kraft Foods North America from November 2010 until September 2012.

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

PART II

Item 5.  Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Walgreens Boots Alliance’s common stock is listed on the NASDAQ Stock Market under the symbol WBA. As of August 31, 2018, there were approximately 56,000 holders of record of Walgreens Boots Alliance common stock.

The following table sets forth the high and low closing prices of the Company’s common stock by quarter during the fiscal years ended August 31, 2018 and 2017 as reported by the Consolidated Transaction Reporting System.

		Quarter ended
		November	February	May	August	Fiscal year
Fiscal 2018	High	$82.74	$80.27	$70.60	$70.25	$82.74
	Low	64.48	68.22	62.23	59.70	59.70
Fiscal 2017	High	$85.53	$87.73	$86.77	$83.38	$87.73
	Low	77.18	80.47	80.16	76.34	76.34

Cash dividends per common share declared during the two fiscal years ended August 31 were as follows:

Quarter ended	2018	2017
November	$0.400	$0.375
February	0.400	0.375
May	0.400	0.375
August	0.440	0.400
	$1.640	$1.525

The Company has paid cash dividends every quarter since 1933. Future dividends will be determined based on earnings, capital requirements, financial condition and other factors considered relevant by the Walgreens Boots Alliance Board of Directors.

The following table provides information about purchases made by the Company during the quarter ended August 31, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or programs[1]
6/1/18 - 6/30/18	—	$—	—	$10,000,000,000
7/1/18 - 7/31/18	31,855,404	64.13	31,855,404	7,956,840,007
8/1/18 - 8/31/18	9,714,240	67.93	41,569,644	7,296,839,059
	41,569,644	$65.02	41,569,644	$7,296,839,059

[1]
In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date.

Item 6.  Selected financial data
Five-Year Summary of Selected Consolidated Financial Data
Walgreens Boots Alliance, Inc. and Subsidiaries
(Dollars in millions, except per share amounts)

Fiscal year	2018	2017	2016	2015[5]	2014
Sales	$131,537	$118,214	$117,351	$103,444	$76,392
Cost of sales	100,745	89,052	87,477	76,691	54,823
Gross profit	30,792	29,162	29,874	26,753	21,569
Selling, general and administrative expenses	24,569	23,740	23,910	22,400	17,992
Equity earnings in AmerisourceBergen[1]	191	135	37	—	—
Equity earnings in Alliance Boots[2]	—	—	—	315	617
Operating income	6,414	5,557	6,001	4,668	4,194
Gain on previously held equity interest[3]	—	—	—	563	—
Other income (expense)[4]	177	(11)	(261)	685	(481)
Earnings before interest and income tax provision	6,591	5,546	5,740	5,916	3,713
Interest expense, net	616	693	596	605	156
Earnings before income tax provision	5,975	4,853	5,144	5,311	3,557
Income tax provision	998	760	997	1,056	1,526
Post tax earnings from other equity method investments	54	8	44	24	—
Net earnings	5,031	4,101	4,191	4,279	2,031
Net earnings attributable to noncontrolling interests	7	23	18	59	99
Net earnings attributable to Walgreens Boots Alliance, Inc.	$5,024	$4,078	$4,173	$4,220	$1,932
Per Common Share
Net earnings
Basic	$5.07	$3.80	$3.85	$4.05	$2.03
Diluted	5.05	3.78	3.82	4.00	2.00
Dividends declared	1.640	1.525	1.455	1.373	1.283
Balance Sheet
Total assets	$68,124	$66,009	$72,688	$68,782	$37,250
Long-term debt	12,431	12,684	18,705	13,315	3,716
Total Walgreens Boots Alliance, Inc. shareholders’ equity	26,007	27,466	29,880	30,861	20,513
Noncontrolling interests	682	808	401	439	104
Total equity	$26,689	$28,274	$30,281	$31,300	$20,617

[1]	Effective March 18, 2016, the Company began accounting for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag.

[2]
On August 2, 2012, the Company completed the acquisition of 45% of the issued and outstanding share capital of Alliance Boots in exchange for cash and Company shares. The Company accounted for this investment under the equity method until it completed the acquisition of the remaining 55% of Alliance Boots on December 31, 2014. As a result, fiscal 2015 includes the results of Alliance Boots for eight months (January through August 2015) on a fully consolidated basis and four months (September through December 2014) as equity earnings in Alliance Boots reflecting Walgreens’ pre-merger 45% interest.

[3]	In fiscal 2015, as a result of acquiring the remaining 55% interest in Alliance Boots, the Company’s previously held 45% interest was remeasured to fair value, resulting in a gain of $563 million.

[4]
Fiscal 2018 includes the gain on sale of the Company’s equity interest in Premise Health, partially offset by the impairment of the Company’s equity method investment in Guangzhou Pharmaceuticals Corporation. In fiscal 2016, 2015 and 2014, the Company recorded other income (expense) of $(517) million, $779 million and $385 million, respectively, from fair value adjustments of the AmerisourceBergen warrants and the amortization of the deferred credit associated with the initial value of the warrants. Fiscal 2016 also includes income of $268 million related to the change in accounting method for the Company’s investment in AmerisourceBergen. Fiscal 2015 also includes a $94 million loss on derivative contracts that were not designated as accounting hedges. In fiscal 2014, the Company recognized a non-cash loss of $866 million related to the amendment and exercise of the Alliance Boots call option to acquire the remaining 55% share capital of Alliance Boots.

[5]
To improve comparability, certain classification changes were made to prior period sales, cost of sales and selling, general and administrative expenses. These changes had no impact on operating income. The reclassifications were made in the fourth quarter of fiscal 2016.

Item 7.  Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the description of the Company’s business and reportable segments in item 1 above. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under cautionary note regarding forward-looking statements below and in risk factors in part I, item 1A of this Form 10-K. References herein to the “Company,” “we,” “us,” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to its predecessor Walgreen Co. and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

INTRODUCTION
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments:

•	Retail Pharmacy USA;

•	Retail Pharmacy International; and

•	Pharmaceutical Wholesale

See note 16, segment reporting, for further information.

Acquisition of certain Rite Aid Corporation (“Rite Aid”) assets
On September 19, 2017, the Company announced that it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. The Company has completed the acquisition of all 1,932 Rite Aid stores. The transition of the first distribution center and related inventory occurred in September 2018 and the transition of the remaining two distribution centers and related inventory remains subject to closing conditions set forth in the amended and restated asset purchase agreement.

The Company continues to expect to complete integration of the acquired stores and related assets by the end of fiscal 2020, at an estimated total cost of approximately $750 million, which is reported as acquisition-related costs. During fiscal 2018, the Company recognized pre-tax charges to its financial results of $221 million related to integration of the acquired stores and related assets. In addition, the Company continues to expect to spend approximately $500 million of capital on store conversions and related activities. The Company expects annual synergies from the transaction of more than $325 million, compared to the Company’s previously stated expectation of $300 million, which are expected to be fully realized within four years of the initial closing of this transaction and derived primarily from procurement, cost savings and other operational matters.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

Comparability
The influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms, strategic transactions including acquisitions, for example the acquisition of stores and other assets from Rite Aid, joint ventures and other strategic collaborations, changes in laws, for example the U.S. tax law changes, the timing and magnitude of cost reduction initiatives, and general economic conditions in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years and are not necessarily indicative of future operating results.

RECENT DEVELOPMENTS
Premise Health
On June 28, 2018, Premise Health Holding Corp. and OMERS, a Canadian pension fund, announced that an affiliate of OMERS would acquire control of Premise Health, an entity in which the Company indirectly held a minority equity interest. In July 2018, the Company completed the sale of its minority equity interest in Premise Health, resulting in an after-tax gain on disposition of $245 million. The Company treated this transaction as a special item, which is reported as a gain on sale of equity method investment impacting comparability of results in its earnings disclosures for fiscal 2018.

Investment in Chinese Pharmacy Chain GuoDa

On December 6, 2017 the Company announced that it had reached an agreement with China National Accord Medicines Corporation Ltd. to become an investor in its subsidiary Sinopharm Holding Guoda Drugstores Co., Ltd. (“GuoDa”), a leading retail pharmacy chain in China.

Following a public tender process, the Company’s bid met all the requirements set by the seller to acquire a 40 percent equity interest in GuoDa for approximately $416 million. On July 5, 2018, the Company acquired its 40 percent equity interest and began to account for this investment using the equity method of accounting. See note 5, equity method investments, to the Consolidated Financial Statements included herein for further information.

U.S. tax law changes
The United States government enacted comprehensive tax legislation in December 2017. The U.S. tax law changes include broad and complex changes affecting the Company's fiscal 2018 and future results. Among other things, the U.S. tax law changes reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018 and require companies to immediately accrue for a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, which is payable over an eight year period. The U.S. tax law changes modify the taxation of foreign earnings, repeal the deduction for domestic production activities, limit interest deductibility and establish a global intangible low tax income (GILTI) regime.

In connection with the Company’s ongoing analysis of the impact of the U.S. tax law changes, which is provisional and subject to change, the Company recorded a net tax benefit of $125 million during fiscal 2018. This provisional net tax benefit arises from a benefit of $648 million from re-measuring the Company’s net U.S. deferred tax liabilities, partly offset by the Company’s accrual for the transition tax and other U.S. tax law changes of $523 million. As of August 31, 2018, while the Company made reasonable estimates of the impact of the U.S. tax law changes, the final impact may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, technical clarifications from the U.S. Department of the Treasury and IRS and actions the Company may take.

In addition, the Company’s results for fiscal 2018 also include a net reduction to the effective tax rate for the current year as a result of the U.S. tax law changes. The lower corporate income tax rate of 21% became effective January 1, 2018, resulting in a U.S. statutory federal tax rate of approximately 26% for fiscal 2018 and 21% for subsequent fiscal years, which provided a benefit to the fiscal 2018 tax provision of approximately $307 million.

EXIT AND DISPOSAL ACTIVITIES
Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. The actions under the Store Optimization Program commenced in March 2018 and are expected to take place over an 18 month period. The Store Optimization Program is expected to result in cost savings of approximately $325 million per year, compared to the Company’s previously stated expectation of $300 million, to be fully delivered by the end of fiscal 2020.

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

The Company has recognized cumulative pre-tax charges to its financial results in accordance with generally accepted accounting principles in the United States of America ("GAAP") of $100 million, which were recorded within selling, general and administrative expenses. These charges included $19 million related to lease obligations and other real estate costs and $81 million in employee severance and other exit costs.

Store Optimization Program charges are recognized as the costs are incurred over time in accordance with GAAP. The Company treats charges related to the Store Optimization Program as special items impacting comparability of results in its earnings disclosures.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

Cost Transformation Program

On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implemented and built on the planned three-year, $1.0 billion cost-reduction initiative previously announced by Walgreens on August 6, 2014 and included a number of elements designed to help achieve profitable growth through increased cost efficiencies. In April 2015, the Company announced that it had identified additional opportunities for cost savings that increased the total expected cost savings of the Cost Transformation Program by $500 million to a targeted $1.5 billion by the end of fiscal 2017, with significant areas of focus including plans to close approximately 200 stores across the U.S.; reorganize divisional and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focused primarily on the Company’s Retail Pharmacy USA segment. The Company achieved the targeted $1.5 billion in savings from the Cost Transformation Program ahead of schedule. As announced in the second quarter of fiscal 2017, the Company closed a total of approximately 260 stores.

The Company completed the Cost Transformation Program in the fourth quarter of fiscal 2017, and over the duration of the program, 255 stores were closed. Full program benefits will be recognized in subsequent periods. The Company recognized cumulative pre-tax charges to its fiscal 2017 financial results in accordance with GAAP of $1.8 billion. These charges included $743 million for asset impairment charges relating primarily to asset write-offs from store closures, information technology, inventory and other non-operational real estate asset write-offs; $665 million for real estate costs, including lease obligations (net of estimated sublease income); and $393 million for employee severance and other business transition and exit costs. The Company estimates that approximately 60% of the cumulative pre-tax charges will result in cash expenditures over time, primarily related to historical and future lease and other real estate payments and employee separation costs. See note 3, exit and disposal activities, to the Consolidated Financial Statements for additional information.

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

In addition, in March 2013, Walgreens, Alliance Boots and AmerisourceBergen entered into agreements and arrangements pursuant to which the Company has the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time through open market purchases and pursuant to warrants to acquire AmerisourceBergen common stock and gain associated representation on AmerisourceBergen’s Board of Directors in certain circumstances. Please refer to the Company’s Form 8-K filed on March 20, 2013 for more detailed information regarding these agreements and arrangements.

On March 18, 2016, the Company exercised warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. On August 25, 2016, the Company exercised additional warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share for an aggregate exercise price payment of $1.19 billion. As of August 31, 2018, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 26% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. As of August 31, 2018, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

Effective March 18, 2016, the Company began accounting for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment being classified within the operating income of the Company’s Pharmaceutical Wholesale segment. See note 5, equity method investments, to the Consolidated Financial Statements included herein for further information. Due to the March 18, 2016 effective date and the two-month reporting lag, the Company’s results for the 12 month period ended August 31, 2016 include approximately three and a half months of equity method income relating to its investment in AmerisourceBergen. Similarly, results for the 12 month period ended August 31, 2017 include approximately ten and a half months of equity income reflecting the Company’s increased ownership following the exercise on August 25, 2016 of the second tranche of warrants.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for fiscal 2018, 2017 and 2016:

	(in millions, except per share amounts)
	2018	2017	2016
Sales	$131,537	$118,214	$117,351
Gross profit	30,792	29,162	29,874
Selling, general and administrative expenses	24,569	23,740	23,910
Equity earnings in AmerisourceBergen	191	135	37
Operating income	6,414	5,557	6,001
Adjusted operating income (Non-GAAP measure)[1]	7,804	7,540	7,208
Earnings before interest and income tax provision	6,591	5,546	5,740
Net earnings attributable to Walgreens Boots Alliance, Inc.	5,024	4,078	4,173
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	5,985	5,503	5,009
Net earnings per common share – diluted	5.05	3.78	3.82
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	6.02	5.10	4.59

	Percentage increases (decreases)
	2018	2017	2016
Sales	11.3	0.7	13.4
Gross profit	5.6	(2.4)	11.7
Selling, general and administrative expenses	3.5	(0.7)	6.7
Operating income	15.4	(7.4)	28.6
Adjusted operating income (Non-GAAP measure)[1]	3.5	4.6	17.1
Earnings before interest and income tax provision	18.8	(3.4)	(3.0)
Net earnings attributable to Walgreens Boots Alliance, Inc.	23.2	(2.3)	(1.1)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	8.8	9.9	22.6
Net earnings per common share – diluted	33.6	(1.0)	(4.5)
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	18.0	11.1	18.3

	Percent to sales
	2018	2017	2016
Gross margin	23.4	24.7	25.5
Selling, general and administrative expenses	18.7	20.1	20.4

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Fiscal 2018 compared to fiscal 2017
Fiscal 2018 net earnings attributable to Walgreens Boots Alliance increased 23.2 percent to $5.0 billion, while diluted net earnings per share increased 33.6 percent to $5.05 compared with the prior year. The increases primarily reflect the Company’s Cost Transformation Program in prior year, operating performance and the gain on sale of the Company’s equity interest in Premise Health, partially offset by certain legal and regulatory accruals and an impairment of the Company’s equity method investment in Guangzhou Pharmaceuticals Corporation. Diluted net earnings per share was also positively affected by a lower number of shares outstanding compared with the prior year.

Other income for fiscal 2018 was $177 million compared to an expense of $11 million for fiscal 2017. Other income for fiscal 2018 includes the gain on sale of the Company’s equity interest Premise Health, partially offset by the impairment of the Company’s equity method investment in Guangzhou Pharmaceuticals Corporation.

Interest was a net expense of $616 million and $693 million in fiscal 2018 and 2017, respectively.

The effective tax rate for fiscal 2018 and 2017 was 16.7% and 15.7%, respectively. The net increase in the effective tax rate was primarily attributable to changes in the geographic mix of pre-tax earnings, partly offset by a provisional net tax benefit of $125 million as a result of U.S. tax law changes enacted in December 2017. In addition, the Company’s results for fiscal 2018 also include a net reduction to the effective tax rate for the current year as a result of the U.S. tax law changes.

Adjusted diluted net earnings per share (Non-GAAP measure) fiscal 2018 compared to fiscal 2017
Adjusted net earnings attributable to Walgreens Boots Alliance in fiscal 2018 increased 8.8 percent to $6.0 billion compared with the prior year. Adjusted diluted net earnings per share in fiscal 2018 increased 18.0 percent to $6.02 compared with the prior year. Adjusted net earnings and adjusted diluted earnings per share were positively impacted by 0.8 percentage points and 0.9 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted diluted net earnings per share for fiscal 2018 primarily reflect the impact of U.S. tax law changes and increased adjusted operating income. Adjusted diluted net earnings per share was also positively affected by a lower number of shares outstanding compared with the prior year. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Fiscal 2017 compared to fiscal 2016
Fiscal 2017 net earnings attributable to Walgreens Boots Alliance decreased 2.3 percent to $4.1 billion, while diluted net earnings per share decreased 1.0 percent to $3.78 compared with the prior year. The decreases reflect Rite Aid related costs, the phasing of the Company’s Cost Transformation Program and the impact in the prior year of the change in accounting method for the Company’s investment in AmerisourceBergen, largely offset by the reduction in the fair value of the Company’s AmerisourceBergen warrants, improvements in selling, general and administration expenses before cost transformation expenses and a lower effective tax rate.

Other expense for fiscal 2017 and fiscal 2016 was $11 million and $261 million, respectively. In fiscal 2016, the change in fair value of the Company’s AmerisourceBergen warrants resulted in a loss of $517 million, and additionally, the Company recognized income of $268 million related to the change in accounting method for its investment in AmerisourceBergen.

Interest was a net expense of $693 million and $596 million in fiscal 2017 and 2016, respectively. The increase mainly reflects the prefunded acquisition financing costs relating to the Rite Aid transaction.

The effective tax rate for fiscal 2017 and 2016 was 15.7% and 19.4%, respectively. The net decrease in the effective tax rate was primarily attributable to changes in the geographic mix of pre-tax earnings, favorable changes in permanent differences between the Company’s financial statement earnings and taxable profits as well as incremental discrete tax benefits. The mix of pre-tax earnings was notably impacted by the Cost Transformation Program and costs associated with the termination of the Rite Aid Merger Agreement, both of which reduced the Company’s U.S. pre-tax earnings. For fiscal 2017, net discrete tax benefits resulted primarily from deferred tax benefits related to a change in the U.K. tax rate, adopting ASU 2016-09 and net tax benefits associated with prior tax years.

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

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
This division comprises the retail pharmacy business operating in the U.S.

	(in millions, except location amounts)
	2018	2017	2016
Sales	$98,392	$87,302	$83,802
Gross profit	23,758	22,450	22,323
Selling, general and administrative expenses	18,862	18,255	17,918
Operating income	4,896	4,195	4,405
Adjusted operating income (Non-GAAP measure)[1]	5,923	5,707	5,357

Number of prescriptions[2]	823.1	764.4	740.1
30-day equivalent prescriptions[2,3]	1,094.4	989.7	928.5
Number of locations at period end	9,569	8,109	8,184

	Percentage increases (decreases)
	2018	2017	2016
Sales	12.7	4.2	3.5
Gross profit	5.8	0.6	2.3
Selling, general and administrative expenses	3.3	1.9	(1.8)
Operating income	16.7	(4.8)	13.2
Adjusted operating income (Non-GAAP measure)[1]	3.8	6.5	5.1
Comparable store sales[4]	1.5	2.8	3.8
Pharmacy sales	17.2	7.3	5.5
Comparable pharmacy sales[4]	3.4	4.7	6.0
Retail sales	2.4	(2.4)	(0.3)
Comparable retail sales[4]	(2.4)	(1.0)	(0.3)
Comparable number of prescriptions[2,4]	0.8	4.0	2.3
Comparable 30-day equivalent prescriptions[2,3,4]	3.5	7.1	4.0

	Percent to sales
	2018	2017	2016
Gross margin	24.1	25.7	26.6
Selling, general and administrative expenses	19.2	20.9	21.4

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

[2]	Includes immunizations.

[3]
Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

[4]
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or subject to a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the retail industry. As a result, the Company’s method of calculating comparable sales may not be the same as other retailers’ methods. The fiscal year ended August 31, 2016 figures include an adjustment to remove February 29, 2016 results due to the leap year.

Sales fiscal 2018 compared to fiscal 2017
The Retail Pharmacy USA division’s sales for fiscal 2018 increased by 12.7% to $98.4 billion. Sales in comparable stores were up 1.5% in fiscal 2018. The Company operated 9,569 locations (9,560 retail stores) as of August 31, 2018, compared to 8,109 locations (8,100 retail stores) a year earlier.

Pharmacy sales increased by 17.2% in fiscal 2018 and represented 72.2% of the division’s sales. The increase in fiscal 2018 is due to higher prescription volumes, including central specialty and mail following the formation of AllianceRx Walgreens

Prime and from the acquisition of Rite Aid stores. This increase was partially offset by reimbursement pressure and the impact of generics. In fiscal 2017, pharmacy sales increased 7.3% and represented 69.4% of the division’s sales. Comparable pharmacy sales increased 3.4% in fiscal 2018 compared to an increase of 4.7% in fiscal 2017. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.4% in fiscal 2018 compared to a reduction of 2.4% in fiscal 2017. The effect of generics on division sales was a reduction of 0.9% in fiscal 2018 compared to a reduction of 1.5% for fiscal 2017. Third-party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 98.3% of prescription sales for fiscal 2018 compared to 97.7% for fiscal 2017. The total number of prescriptions (including immunizations) filled in fiscal 2018 was 823.1 million compared to 764.4 million in fiscal 2017. Prescriptions (including immunizations) adjusted to 30-day equivalents were 1,094.4 million in fiscal 2018 compared to 989.7 million in fiscal 2017. The increase in prescription volume was primarily driven by the acquisition of Rite Aid stores and from strategic pharmacy partnerships.

Retail sales increased 2.4% in fiscal 2018 and were 27.8% of the division’s sales. In comparison, fiscal 2017 retail sales decreased 2.4% and comprised 30.6% of the division’s sales. Comparable retail sales decreased 2.4% in fiscal 2018 compared to a decrease of 1.0% in fiscal 2017. The decrease in comparable retail sales in fiscal 2018 was primarily due to declines in the consumables and general merchandise category and in the personal care category, which were partially offset by growth in the health and wellness category and in the beauty category.

Operating income fiscal 2018 compared to fiscal 2017
Retail Pharmacy USA division’s operating income for fiscal 2018 increased 16.7% to $4.9 billion. The increase was primarily due to reduction in selling, general and administrative expenses as a percentage of sales and higher sales, partially offset by lower gross margin.

Gross margin was 24.1% in fiscal 2018 compared to 25.7% in fiscal 2017. Pharmacy margins were negatively impacted in the current fiscal year by a higher mix of specialty sales and by lower third-party reimbursements. The decrease in pharmacy margins was partially offset by the favorable impact of procurement efficiencies. Retail margins were positively impacted in the current fiscal year primarily due to underlying margin improvement from changes in promotional plans.

Selling, general and administrative expenses as a percentage of sales were 19.2% in fiscal 2018 compared to 20.9% in fiscal 2017. As a percentage of sales, expenses were lower primarily due to sales mix in the current period and costs from the Cost Transformation Program in the year ago period, partially offset by certain legal and regulatory accruals in the current period.

Adjusted operating income (Non-GAAP measure) fiscal 2018 compared to fiscal 2017
Retail Pharmacy USA division’s adjusted operating income for fiscal 2018 increased 3.8% to $5.9 billion. The increase was primarily due to a reduction in selling, general and administrative expenses as a percentage of sales and higher sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales fiscal 2017 compared to fiscal 2016
The Retail Pharmacy USA division’s sales for fiscal 2017 increased by 4.2% to $87.3 billion. Sales increased primarily due to higher comparable store sales, which were up 2.8% in fiscal 2017 driven by growth in Medicare Part D prescriptions and strategic partnerships. Sales were also higher due to the inclusion of five months of results for AllianceRx Walgreens Prime, the Company’s recently formed central specialty and mail services business. The Company operated 8,109 locations (8,100 retail stores) as of August 31, 2017, compared to 8,184 locations (8,175 retail stores) a year earlier.

Pharmacy sales increased by 7.3% in fiscal 2017 and represented 69.4% of the division’s sales. The increase in fiscal 2017 is due to higher prescription volumes, including central specialty and mail following the formation of AllianceRx Walgreens Prime in March 2017. This increase was partially offset by the impact of generics and reimbursement pressure. In fiscal 2016, pharmacy sales increased 5.5% and represented 67.4% of the division’s sales. Comparable pharmacy sales increased 4.7% in fiscal 2017 compared to an increase of 6.0% in fiscal 2016. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.4% in fiscal 2017 compared to a reduction of 1.9% in fiscal 2016. The effect of generics on division sales was a reduction of 1.5% in fiscal 2017 compared to a reduction of 1.1% for fiscal 2016. Third-party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.7% of prescription sales for fiscal 2017 compared to 97.4% for fiscal 2016. The total number of prescriptions (including immunizations) filled in fiscal 2017 was 764.4 million compared to 740.1 million in fiscal 2016. Prescriptions (including immunizations) adjusted to 30-day equivalents were 989.7 million in fiscal 2017 compared to 928.5 million in fiscal 2016. The increase in prescription volume was primarily driven by Medicare Part D growth and the impact of strategic partnerships.

Retail sales decreased 2.4% in fiscal 2017 and were 30.6% of the division’s sales. In comparison, fiscal 2016 retail sales decreased 0.3% and comprised 32.6% of the division’s sales. Comparable retail sales decreased 1.0% in fiscal 2017 compared to a decrease of 0.3% in fiscal 2016. The decrease in comparable retail sales growth in fiscal 2017 was primarily due to declines in the consumables and general merchandise category and in the personal care category, which were partially offset by growth in the health and wellness category and in the beauty category.

Operating income fiscal 2017 compared to fiscal 2016
Retail Pharmacy USA division’s operating income for fiscal 2017 decreased 4.8% to $4.2 billion. The decrease was primarily due to higher selling, general and administrative expenses related to the Rite Aid transaction and the Cost Transformation Program, partially offset by an increase in gross profit.

Gross margin was 25.7% in fiscal 2017 compared to 26.6% in fiscal 2016. Pharmacy margins were negatively impacted in the current fiscal year by lower third-party reimbursements and a higher mix of specialty sales. The decrease in pharmacy margins was partially offset by the favorable impact of procurement efficiencies. Retail margins were positively impacted in the current fiscal year primarily due to underlying margin improvement from actions taken the prior year, changes in promotional plans and sales mix.

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

Retail Pharmacy International
This division comprises retail pharmacy businesses operating in countries outside of the U.S. and in currencies other than the U.S. dollar, including the British pound sterling, Euro, Chilean peso and Mexican peso and therefore the division’s results are impacted by movements in foreign currency exchange rates. See item 7A, quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk, for further information on currency risk.

	(in millions, except location amounts)
	2018	2017	2016
Sales	$12,281	$11,813	$13,256
Gross profit	4,958	4,753	5,432
Selling, general and administrative expenses	4,116	4,012	4,403
Operating income	842	741	1,029
Adjusted operating income (Non-GAAP measure)[1]	947	909	1,155
Number of locations at period end	4,767	4,722	4,673

	Percentage increases (decreases)
	2018	2017	2016
Sales	4.0	(10.9)	53.1
Gross profit	4.3	(12.5)	57.4
Selling, general and administrative expenses	2.6	(8.9)	44.7
Operating income	13.6	(28.0)	151.6
Adjusted operating income (Non-GAAP measure)[1]	4.2	(21.3)	87.5
Comparable store sales[2]	4.7	(10.6)	NA
Comparable store sales in constant currency[2,3]	(1.4)	(0.2)	NA
Pharmacy sales	4.3	(10.5)	46.2
Comparable pharmacy sales[2]	4.7	(10.7)	NA
Comparable pharmacy sales in constant currency[2,3]	(1.2)	(1.0)	NA
Retail sales	3.8	(11.1)	57.1
Comparable retail sales[2]	4.7	(10.6)	NA
Comparable retail sales in constant currency[2,3]	(1.5)	0.2	NA

	Percent to sales
	2018	2017	2016
Gross margin	40.4	40.2	41.0
Selling, general and administrative expenses	33.5	34.0	33.2

NA	Not Applicable

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

[2]
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. The method of calculating comparable sales varies across the retail industry. As a result, the Company’s method of calculating comparable sales may not be the same as other retailers’ methods. The fiscal year ended August 31, 2016 comparable sales figures include an adjustment to remove February 29, 2016 results due to the leap year.

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

Sales fiscal 2018 compared to fiscal 2017
Retail Pharmacy International division’s sales for fiscal 2018 increased 4.0% to $12.3 billion. Sales in comparable stores increased 4.7%. The positive impact of currency translation on each of sales and comparable sales was 6.1 percentage points, and as such, comparable store sales in constant currency decreased 1.4%.

Pharmacy sales increased 4.3% in fiscal 2018 and represented 35.0% of the division’s sales. Comparable pharmacy sales increased 4.7%. The positive impact of currency translation on pharmacy sales and comparable pharmacy sales was 5.8 percentage points and 5.9 percentage points, respectively. Comparable pharmacy sales in constant currency decreased 1.2% mainly due to lower prescription volume and continuing UK government reimbursement pressure.

Retail sales increased 3.8% for fiscal 2018 and represented 65.0% of the division’s sales. Comparable retail sales increased 4.7%. The positive impact of currency translation on each of retail sales and comparable retail sales was 6.2 percentage points. Comparable retail sales in constant currency decreased 1.5% primarily due to Boots UK, reflecting a challenging retail market.

Operating income fiscal 2018 compared to fiscal 2017
Retail Pharmacy International division’s operating income for fiscal 2018 increased 13.6% to $842 million. Operating income was positively impacted by 7.1 percentage points ($53 million) of currency translation. The remaining increase was due to lower selling, general and administrative expenses primarily due to costs from the Cost Transformation Program in the year ago period.

Gross profit increased 4.3% in fiscal 2018. Gross profit was positively impacted by 6.1 percentage points ($289 million) of currency translation.

Selling, general and administrative expenses increased 2.6% from fiscal 2018. Expenses were negatively impacted by 5.9 percentage points ($236 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 33.5% in fiscal 2018, compared to 34.0% in the prior fiscal year.

Adjusted operating income (Non-GAAP measure) fiscal 2018 compared to fiscal 2017
Retail Pharmacy International division’s adjusted operating income for fiscal 2018 increased 4.2% to $947 million. Adjusted operating income was positively impacted by 6.4 percentage points ($58 million) of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income was primarily due to lower gross profit and higher selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

Operating income fiscal 2017 compared to fiscal 2016
Retail Pharmacy International division’s operating income for fiscal 2017 decreased 28.0% to $741 million of which 8.7 percentage points ($89 million) was a result of the negative impact of currency translation. The remaining decrease was due to lower gross profit and higher selling, general and administrative expenses as a percentage of sales.

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

Pharmaceutical Wholesale
This division includes pharmaceutical wholesale businesses operating in currencies other than the U.S. dollar including the British pound sterling, Euro and Turkish lira, and thus the division’s results are impacted by movements in foreign currency exchange rates. See item 7A, quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk, for further information on currency risk.

	(in millions)
	2018	2017	2016
Sales	$23,006	$21,188	$22,571
Gross profit	2,081	1,965	2,131
Selling, general and administrative expenses	1,596	1,479	1,589
Equity earnings from AmerisourceBergen	191	135	37
Operating income	676	621	579
Adjusted operating income (Non-GAAP measure)[1]	934	924	708

	Percentage increases (decreases)
	2018	2017	2016
Sales	8.6	(6.1)	47.3
Gross profit	5.9	(7.8)	43.4
Selling, general and administrative expenses	7.9	(6.9)	43.2
Equity earnings from AmerisourceBergen	41.5	264.9	NA
Operating income	8.9	7.3	54.0
Adjusted operating income (Non-GAAP measure)[1]	1.1	30.5	57.3
Comparable sales[2]	8.6	(3.9)	NA
Comparable sales in constant currency[2,3]	4.2	4.7	NA

	Percent to sales
	2018	2017	2016
Gross margin	9.0	9.3	9.4
Selling, general and administrative expenses	6.9	7.0	7.0

NA	Not Applicable

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.

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

Sales fiscal 2018 compared to fiscal 2017
Pharmaceutical Wholesale division’s sales for the fiscal 2018 increased 8.6% to $23.0 billion. Comparable sales, which exclude acquisitions and dispositions, increased 8.6%.

Sales and comparable sales were positively impacted by 4.4 percentage points as a result of currency translation. Comparable sales in constant currency increased 4.2%, mainly reflecting growth in emerging markets.

Operating income fiscal 2018 compared to fiscal 2017
Pharmaceutical Wholesale division’s operating income for fiscal 2018, which included $191 million from the Company’s share of equity earnings in AmerisourceBergen, increased 8.9% to $676 million. Operating income was positively impacted by 0.2 percentage points ($1 million) as a result of currency translation. The remaining increase was due to the Company’s share of equity earnings in AmerisourceBergen.

Gross profit increased 5.9% from prior fiscal year after a positive impact of currency translation of 4.2 percentage points ($82 million).

Selling, general and administrative expenses increased 7.9% from the prior fiscal year, after a negative impact of currency translation of 5.5 percentage points ($81 million). As a percentage of sales, selling, general and administrative expenses were 6.9% in fiscal 2018, compared to 7.0% in fiscal 2017.

Adjusted operating income (Non-GAAP measure) fiscal 2018 compared to fiscal 2017
Pharmaceutical Wholesale division’s adjusted operating income for fiscal 2018, which included $366 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 1.1% to $934 million. Adjusted operating income was positively impacted by 0.6 percentage points ($5 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the positive impact of currency translation, adjusted operating income decreased 6.5% ($39 million) over the prior fiscal year, primarily due to lower gross margin and higher selling, general and administrative expenses as a percentage of sales partially offset by higher sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales fiscal 2017 compared to fiscal 2016
Pharmaceutical Wholesale division’s sales for the fiscal 2017 decreased 6.1% to $21.2 billion. Comparable sales, which exclude acquisitions and dispositions, decreased 3.9%.

Sales and comparable sales were negatively impacted by 8.4 percentage points and 8.6 percentage points, respectively, as a result of currency translation. Comparable sales in constant currency increased 4.7%, reflecting growth in emerging markets and the United Kingdom, partially offset by challenging market conditions in continental Europe.

Operating income fiscal 2017 compared to fiscal 2016
Pharmaceutical Wholesale division’s operating income for fiscal 2017, which included $135 million from the Company’s share of equity earnings in AmerisourceBergen, increased 7.3% to $621 million. Operating income was negatively impacted by 10.3 percentage points ($60 million) as a result of currency translation.

Gross profit decreased 7.8% from prior fiscal year after a negative impact of currency translation of 8.4 percentage points ($179 million).

Selling, general and administrative expenses decreased 6.9% from the prior fiscal year, after a positive impact of currency translation of 7.5 percentage points ($119 million). As a percentage of sales, selling, general and administrative expenses were 7.0% in each of fiscal 2017 and fiscal 2016.

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

These supplemental non-GAAP financial measures are presented because the Company’s management has evaluated its financial results both including and excluding the adjusted items or the effects of foreign currency translation, as applicable, and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

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

	(in millions)
	Twelve months ended August 31, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$4,896	$842	$676	$—	$6,414
Acquisition-related amortization	260	105	83	—	448
Certain legal and regulatory accruals and settlements[1]	284	—	—	—	284
Acquisition-related costs	231	—	—	—	231
Adjustments to equity earnings in AmerisourceBergen	—	—	175	—	175
Store optimization	100	—	—	—	100
LIFO provision	84	—	—	—	84
Hurricane-related costs	83	—	—	—	83
Asset recovery	(15)	—	—	—	(15)
Adjusted operating income (Non-GAAP measure)	$5,923	$947	$934	$—	$7,804

	(in millions)
	Twelve months ended August 31, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$4,195	$741	$621	$—	$5,557
Acquisition-related amortization	152	101	79	—	332
Acquisition-related costs	474	—	—	—	474
Adjustments to equity earnings in AmerisourceBergen	—	—	187	—	187
LIFO provision	166	—	—	—	166
Cost transformation	731	67	37	—	835
Asset recovery	(11)	—	—	—	(11)
Adjusted operating income (Non-GAAP measure)	$5,707	$909	$924	$—	$7,540

	(in millions)
	Twelve months ended August 31, 2016
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$4,405	$1,029	$579	$(12)	$6,001
Acquisition-related amortization	185	97	87	—	369
Certain legal and regulatory accruals and settlements	47	—	—	—	47
Acquisition-related costs	102	—	—	—	102
Adjustments to equity earnings in AmerisourceBergen	—	—	21	—	21
LIFO provision	214	—	—	—	214
Cost transformation	374	29	21	—	424
Asset impairment	30	—	—	—	30
Adjusted operating income (Non-GAAP measure)	$5,357	$1,155	$708	$(12)	$7,208

[1]
Beginning in the quarter ended August 31, 2018, management reviewed and refined its practice to include all charges related to the matters included in certain legal and regulatory accruals and settlements. This non-GAAP measure is presented on a consistent basis for fiscal year 2018.

	(in millions)
	2018	2017	2016
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$5,024	$4,078	$4,173

Adjustments to operating income:
Acquisition-related amortization	448	332	369
Certain legal and regulatory accruals and settlements[1]	284	—	47
Acquisition-related costs	231	474	102
Adjustments to equity earnings in AmerisourceBergen	175	187	21
Store optimization	100	—	—
LIFO provision	84	166	214
Hurricane-related costs	83	—	—
Cost transformation	—	835	424
Asset impairment (recovery)	(15)	(11)	30
Total adjustments to operating income	1,390	1,983	1,207

Adjustments to other income (expense):
Impairment of equity method investment	178	—	—
Change in fair market value of AmerisourceBergen warrants	—	—	517
Impact of change in accounting method for AmerisourceBergen equity investment	—	—	(268)
Net investment hedging (gain) loss	(21)	48	12
Gain on sale of equity method investment	(322)	—	—
Total adjustments to other income (expense)	(165)	48	261

Adjustments to interest expense, net:
Prefunded acquisition financing costs	29	203	46
Total adjustments to interest expense, net	29	203	46

Adjustments to income tax provision:
Equity method non-cash tax	25	23	10
UK tax rate change[2]	—	(77)	(178)
U.S. tax law changes[2]	(125)	—	—
Tax impact of adjustments[3]	(193)	(755)	(510)
Total adjustments to income tax provision	(293)	(809)	(678)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$5,985	$5,503	$5,009

	2018	2017	2016
Diluted net earnings per common share (GAAP)	$5.05	$3.78	$3.82

Adjustments to operating income	1.40	1.84	1.11
Adjustments to other income (expense)	(0.17)	0.04	0.24
Adjustments to interest expense, net	0.03	0.19	0.04
Adjustments to income tax provision	(0.29)	(0.75)	(0.62)
Adjusted diluted net earnings per common share (Non-GAAP measure)	$6.02	$5.10	$4.59

Weighted average common shares outstanding, diluted	995.0	1,078.5	1,091.1

[1]
Beginning in the quarter ended August 31, 2018, management reviewed and refined its practice to include all charges related to the matters included in certain legal and regulatory accruals and settlements. This non-GAAP measure is presented on a consistent basis for fiscal year 2018.

[2]	Discrete tax-only items.

[3]	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $0.8 billion (including $0.2 billion in non-U.S. jurisdictions) as of August 31, 2018, compared to $3.3 billion (including $1.8 billion in non-U.S. jurisdictions) at August 31, 2017. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

The Company’s long-term capital policy is to maintain a strong balance sheet and financial flexibility, reinvest in its core strategies, invest in strategic opportunities that reinforce those core strategies and meet return requirements and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term. In June 2018, the Company’s Board of Directors reviewed and refined the Company’s dividend policy to set forth the Company’s current intention to increase its dividend each year.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities was $8.3 billion in fiscal 2018 compared to $7.3 billion in fiscal 2017 and $7.8 billion in fiscal 2016. The $1.0 billion increase in cash provided by operating activities includes lower income taxes paid and lower cash outflows from accrued expenses and other liabilities, partially offset by higher cash outflows from trade accounts payable and other non-current liabilities. Changes in income taxes paid are mainly due to the impact of the U.S. tax law changes. Changes in accrued expenses and other liabilities, trade accounts payable and other non-current liabilities are mainly driven by the timing of accruals and payments including cash inflows post acquisition of Rite Aid assets in fiscal 2018 and cash inflows from term changes on pharmaceutical related purchases in fiscal 2017.

Net cash used for investing activities was $5.5 billion in fiscal 2018 compared to $0.8 billion in fiscal 2017 and $3.5 billion in fiscal 2016. Business, investment and asset acquisitions in fiscal 2018 were $4.8 billion compared to $0.1 billion for the year-ago period. Business, investment and asset acquisitions in fiscal 2018 include the acquisition of Rite Aid assets and the investment in GuoDa. Fiscal 2016 included the acquisition of an international beauty brand and prescription files, as well as an investment in AmerisourceBergen of $2.4 billion as a result of the exercise of warrants.

Additions to property, plant and equipment in fiscal 2018 were $1.4 billion compared to $1.4 billion in fiscal 2017 and $1.3 billion in fiscal 2016. Capital expenditures by reporting segment were as follows:

	2018	2017	2016
Retail Pharmacy USA	$1,022	$860	$777
Retail Pharmacy International	241	384	444
Pharmaceutical Wholesale	104	107	104
Total	$1,367	$1,351	$1,325

Additionally, investing activities for fiscal 2018 did not include any proceeds related to sale leaseback transactions, compared to $444 million in the comparable prior year period.

Net cash used for financing activities in fiscal 2018 was $5.3 billion compared to net cash used for financing activities of $12.9 billion in fiscal 2017 and net cash provided by financing activities of $2.6 billion in fiscal 2016. The Company repurchased shares as part of the stock repurchase programs described below and to support the needs of the employee stock plans totaling $5.2 billion in fiscal 2018 compared to $5.2 billion in fiscal 2017 and $1.2 billion in fiscal 2016. Proceeds related to employee stock plans were $174 million in fiscal 2018 compared to $217 million in fiscal 2017 and $235 million in fiscal 2016. Cash dividends paid were $1.7 billion in fiscal 2018 compared to $1.7 billion and $1.6 billion in fiscal 2017 and fiscal 2016, respectively. In fiscal 2018 there were $5.9 billion in proceeds primarily from revolving facilities described below and commercial paper debt compared to no proceeds in 2017 and $6.0 billion in proceeds received from U.S. dollar denominated debt offerings in fiscal 2016 (a portion of which was redeemed in fiscal 2017 under the special mandatory redemption terms of the indenture governing such notes, as described below).

The Company believes that cash flow from operations, availability under existing credit facilities and arrangements, current cash and investment balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for the Company’s foreseeable working capital needs, capital expenditures at existing facilities, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements.

See item 7A, qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase programs
In April 2017, Walgreens Boots Alliance authorized a stock repurchase program (the “April 2017 stock repurchase program”), which authorized the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. In May 2017, the Company completed the April 2017 stock repurchase program, purchasing 11.8 million shares. In June 2017, Walgreens Boots Alliance authorized a new stock repurchase program, which authorized the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018, which authorization was increased by an additional $1.0 billion in October 2017 (as expanded, the “June 2017 stock repurchase program”). In October 2017, the Company completed the June 2017 stock repurchase program, purchasing 77.4 million shares. In June 2018, Walgreens Boots Alliance authorized a new stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock of which the Company had repurchased $2.7 billion as of August 31, 2018. The June 2018 stock repurchase program has no specified expiration date.

The Company purchased 72 million and 59 million shares under stock repurchase programs in fiscal 2018 and 2017 at a cost of $4.9 billion and $4.8 billion, respectively. The Company determines the timing and amount of repurchases, including repurchases to offset anticipated dilution from equity incentive plans, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. The Company has repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable the Company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws.

Commercial paper
The Company periodically borrows under its commercial paper program and may continue to borrow under it in future periods. The Company had $430 million commercial paper borrowings outstanding as of August 31, 2018 and there were no commercial paper borrowings outstanding as of August 31, 2017. The Company had average daily short-term borrowings of $1.4 billion of commercial paper outstanding at a weighted average interest rate of 2.11% for the fiscal year ended August 31, 2018 and no activity under its commercial paper program for the fiscal year ended August 31, 2017.

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

On November 10, 2014, Walgreens Boots Alliance and Walgreens entered into a five-year unsecured, multicurrency revolving credit agreement with the lenders party thereto (the “2014 Revolving Credit Agreement”), which had available credit of $3.0 billion, of which $500 million was available for the issuance of letters of credit. The 2014 Revolving Credit Agreement was terminated in accordance with its terms and conditions as of August 29, 2018, and as of that date, there were no borrowings outstanding. The 2014 Revolving Credit Facility was terminated concurrently with the execution of the 2018 Revolving Credit Agreement described below.

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

On February 1, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, Walgreens Boots Alliance entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. Borrowings under the February 2017 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of August 31, 2018, there were no borrowings under the February 2017 Revolving Credit Agreement.

On August 24, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit agreement with the lenders from time to time party thereto (the “August 2017 Revolving Credit Agreement”) and a $1.0 billion term loan credit agreement with Sumitomo Mitsui Banking Corporation (the “2017 Term Loan Credit Agreement” and together with the August 2017 Revolving Credit Agreement, the “August 2017 Credit Agreements”). The August 2017 Revolving Credit Agreement is an unsecured revolving credit facility with a facility termination date of the earlier of (a) January 31, 2019, subject to any extension thereof pursuant to the terms of the August 2017 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of August 31, 2018, there were no borrowings outstanding under the August 2017 Revolving Credit Agreement. The 2017 Term Loan Credit Agreement is an unsecured “multi-draw” term loan facility maturing on March 30, 2019. As of August 31, 2018, Walgreens Boots Alliance had $1.0 billion of borrowings outstanding under the 2017 Term Loan Credit Agreement and no additional commitments were available. Borrowings under the August 2017 Credit Agreements will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings.

On August 29, 2018, Walgreens Boots Alliance entered into a revolving credit agreement (the “2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to the extension thereof pursuant to the 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the 2018 Revolving Credit Agreement. Borrowings under the 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings.

From time to time, the Company may also enter into other credit facilities, including in March 2018, a $350 million short-term unsecured revolving credit facility which was undrawn as of August 31, 2018 and which was terminated in accordance with its terms and conditions in September 2018.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants. As of August 31, 2018, the Company was in compliance with all such applicable covenants.

Credit ratings
As of October 10, 2018, the credit ratings of Walgreens Boots Alliance were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Fitch	BBB	F2	Stable
Moody’s	Baa2	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

In assessing the Company’s credit strength, each rating agency considers various factors including the Company’s business model, capital structure, financial policies and financial performance. There can be no assurance that any particular rating will be assigned or maintained. The Company’s credit ratings impact its borrowing costs, access to capital markets and operating lease costs. The rating agency ratings are not recommendations to buy, sell or hold the Company’s debt securities or commercial paper. Each rating may be subject to revision or withdrawal at any time by the assigning rating agency and should be evaluated independently of any other rating.

AmerisourceBergen relationship
Pursuant to arrangements with AmerisourceBergen, the Company has the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time as described under “--AmerisourceBergen Corporation relationship” above. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

See note 5, equity method investments, to the Consolidated Financial Statements included herein for further information.

COMMITMENTS AND CONTINGENCIES
The information set forth in note 10, commitments and contingencies, to the Consolidated Financial Statements included in part II, item 8 of this Form 10-K is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Statements of Earnings and corresponding Consolidated Balance Sheets accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include business combinations, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. We use the following methods to determine our estimates:

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

Goodwill and indefinite-lived intangible asset impairment – Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. As part of our impairment analysis for each reporting unit, we determine fair value for each reporting unit. This determination includes estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

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

We also compared the sum of the estimated fair values of the reporting units to the Company’s fair value as implied by the market value of the Company’s equity securities. This comparison indicated that, in total, our assumptions and estimates were reasonable. However, future declines in the overall market value of the Company’s equity securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

The fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 11% to approximately 312%. The fair value of our Boots reporting unit, within our Retail Pharmacy International division, is in excess of its carrying value by approximately 11%. We will continue to monitor the U.K. industry and market trends and the impact it may have on the Boots reporting unit. See note 6, goodwill and other intangible assets, to the Consolidated Financial Statements for additional information.

Indefinite-lived intangible assets are tested by comparing the estimated fair value of the asset to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized and the asset is written down to its estimated fair value.

Our indefinite-lived intangible assets fair values are estimated using the relief from royalty method and excess earnings method of the income approach. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as our profitability.

Cost of sales and inventory – Cost of sales includes the purchase price of goods and cost of services rendered, store and warehouse inventory loss, inventory obsolescence, manufacturing costs and supplier rebates. In addition to product costs, cost of sales includes warehousing costs for retail operations, purchasing costs, freight costs, cash discounts and vendor allowances. Cost of sales for our Retail Pharmacy USA segment is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventory counts. Inventories are valued at the lower of cost or market determined by the last-in, first-out (“LIFO”) method for the Retail Pharmacy USA segment and primarily on a first-in first-out (“FIFO”) basis for inventory in the Retail Pharmacy International and Pharmaceutical Wholesale segments.

Equity method investments – We use the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. Our proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material purchase and sale transactions.

We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.

Pension and postretirement benefits – We have various defined benefit pension plans that cover some of our non-U.S. employees. We also have a postretirement healthcare plan that covers qualifying U.S. employees. Eligibility and the level of benefits for these plans vary depending on participants’ status, date of hire and or length of service. Our pension and postretirement plan expenses and valuations are dependent on assumptions used by third-party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term rate of return on plan assets, retirement rates, mortality rates and other factors. In determining our long-term rate of return on plan assets assumption, we consider both the historical performance of the investment portfolio as well as the long-term market return expectations based on the investment mix of the portfolio. A change in any of these assumptions would have an effect on our projected benefit obligation and pension expense. A 25 basis point increase in the discount rate would result in a decline of $354 million to our pension benefit obligation. A 25 basis point decrease on the expected return on plan assets assumption would increase our pension expense by $21 million.

Our policy is to fund our pension plans in accordance with applicable regulations. Our postretirement healthcare plan is not funded.

Income taxes – We are subject to routine income tax audits that occur periodically in the normal course of business. U.S. federal, state, local and foreign tax authorities raise questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. Our liability for unrecognized tax benefits, including accrued penalties and interest, is primarily included in other non-current liabilities and current income taxes on our Consolidated Balance Sheets and in income tax provision in our Consolidated Statements of Earnings.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table lists the Company’s contractual obligations and commitments at August 31, 2018 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating leases[1]	$31,088	$3,372	$5,989	$5,002	$16,725
Purchase obligations:	2,836	2,408	419	3	6
Open inventory purchase orders	1,862	1,862	—	—	—
Real estate development	382	342	40	—	—
Other obligations	592	204	379	3	6
Short-term debt and long-term debt*	14,477	1,969	1,796	2,450	8,262
Interest payment on short-term debt and long-term debt	5,155	453	819	684	3,199
Insurance*	602	296	152	64	90
Retirement benefit obligations	737	47	108	87	495
Closed location obligations[1]	1,648	156	343	282	867
Capital lease obligations*1	1,167	63	125	115	864
Finance lease obligations	306	18	36	36	216
Other liabilities reflected on the balance sheet*2,3	920	163	417	114	226
Total	$58,936	$8,945	$10,204	$8,837	$30,950

*	Recorded on balance sheet.

[1]
Amounts do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes, where appropriate. These expenses were $532 million for the fiscal year ended August 31, 2018.

[2]
Includes $543 million ($121 million in less than 1 year, $354 million in 1-3 years, $53 million in 3-5 years and $15 million over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

[3]
Amounts do not include provisional one-time transition tax liability as a result of the U.S. tax law changes. The Company recorded a provisional one-time transition tax expense of $750 million during the fiscal year 2018.  The Company will make an election to pay the transition tax liability in installments over eight years and, therefore, $682 million of the resulting income taxes liability was recorded as noncurrent income taxes payable in the consolidated balance sheet as of August 31, 2018.

The information in the foregoing table is presented as of August 31, 2018 and accordingly does not reflect obligations under agreements the Company entered into after that date.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any unconsolidated special purpose entities and, except as described herein, the Company does not have significant exposure to any off-balance sheet arrangements. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

At August 31, 2018, the Company has issued $218 million in letters of credit, primarily related to insurance obligations. The Company also had $45 million of guarantees outstanding at August 31, 2018. The Company remains secondarily liable on 16 leases. The maximum potential undiscounted future payments related to these leases was $22 million at August 31, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS
See “new accounting pronouncements” within note 1, summary of major accounting policies, to the Consolidated Financial Statements for information regarding recent accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives, pilot programs and initiatives and restructuring activities and the amounts and timing of their expected impact, our Amended and Restated Asset Purchase Agreement with Rite Aid and the transactions contemplated thereby and their possible timing and effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins, changes in generic prescription drug prices, retail margins, number and location of remodeled stores and new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the proposed withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “pilot,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “upcoming,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs and charges associated with restructuring activities including our store optimization program will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, risks related to pilot programs and new business initiatives and ventures generally, including the risks that anticipated benefits may not be realized, changes in management’s plans and assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets, credit ratings and interest rates, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union and international trade policies, tariffs and relations, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms and the associated impacts on volume and operating results, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, risks related to competition including changes in market dynamics, participants, product and service offerings, retail formats and competitive positioning, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the acquisition of certain assets pursuant to our amended and restated asset purchase agreement with Rite Aid, the risks associated with the integration of complex businesses, outcomes of legal and regulatory matters and risks associated with changes in laws, including those related to the December 2017 U.S. tax law changes, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in item 1A. “risk factors” above and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 7A.  Quantitative and qualitative disclosure about market risk
Interest rate risk
The Company is exposed to interest rate volatility with regard to existing debt issuances. Primary exposures include LIBOR and commercial paper rates. From time to time, the Company uses interest rate swaps and forward-starting interest rate swaps to hedge its exposure to the impact of interest rate changes on existing debt and future debt issuances respectively, to reduce the volatility of financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed versus floating-rate debt. Generally under these swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

Information regarding our transactions are set forth in note 8, financial instruments, to the Consolidated Financial Statements. These financial instruments are sensitive to changes in interest rates. On August 31, 2018, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

Foreign currency exchange rate risk
The Company is exposed to fluctuations in foreign currency exchange rates, primarily with respect to the British pound sterling and Euro, and certain other foreign currencies, which may affect its net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. The Company is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows. These transactions are almost exclusively less than 12 months in maturity. In addition, the Company enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions).

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivative held as of August 31, 2018, by approximately $21 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in note 5, equity method investments, to the Consolidated Financial Statements. See “-- AmerisourceBergen Corporation relationship” above.

Item 8.  Financial statements and supplementary data

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At August 31, 2018 and 2017
(in millions, except shares and per share amounts)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$785	$3,301
Accounts receivable, net	6,573	6,528
Inventories	9,565	8,899
Other current assets	923	1,025
Total current assets	17,846	19,753
Non-current assets:
Property, plant and equipment, net	13,911	13,642
Goodwill	16,914	15,632
Intangible assets, net	11,783	10,156
Equity method investments (see note 5)	6,610	6,320
Other non-current assets	1,060	506
Total non-current assets	50,278	46,256
Total assets	$68,124	$66,009

Liabilities and equity
Current liabilities:
Short-term debt	$1,966	$251
Trade accounts payable (see note 17)	13,566	12,494
Accrued expenses and other liabilities	5,862	5,473
Income taxes	273	329
Total current liabilities	21,667	18,547
Non-current liabilities:
Long-term debt	12,431	12,684
Deferred income taxes	1,815	2,281
Other non-current liabilities	5,522	4,223
Total non-current liabilities	19,768	19,188
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at August 31, 2018 and 2017	12	12
Paid-in capital	10,493	10,339
Retained earnings	33,551	30,137
Accumulated other comprehensive loss	(3,002)	(3,051)
Treasury stock, at cost; 220,380,200 shares at August 31, 2018 and 148,664,548 at August 31, 2017	(15,047)	(9,971)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	26,007	27,466
Noncontrolling interests	682	808
Total equity	26,689	28,274
Total liabilities and equity	$68,124	$66,009

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended August 31, 2018, 2017 and 2016
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Employee stock loan receivable	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2015	1,089,910,344	$12	$(3,977)	$9,953	$(2)	$(214)	$25,089	$439	$31,300
Net earnings	—	—	—	—	—	—	4,173	18	4,191
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,778)	—	(56)	(2,834)
Dividends declared	—	—	—	—	—	—	(1,578)	—	(1,578)
Treasury stock purchases	(13,815,558)	—	(1,152)	—	—	—	—	—	(1,152)
Employee stock purchase and option plans	6,891,805	—	195	43	—	—	—	—	238
Stock-based compensation	—	—	—	115	—	—	—	—	115
Employee stock loan receivable	—	—	—	—	1	—	—	—	1
August 31, 2016	1,082,986,591	$12	$(4,934)	$10,111	$(1)	$(2,992)	$27,684	$401	$30,281
Net earnings	—	—	—	—	—	—	4,078	23	4,101
Other comprehensive income (loss), net of tax	—	—	—	—	—	(59)	—	(36)	(95)
Dividends declared and distributions	—	—	—	—	—	—	(1,625)	(98)	(1,723)
Treasury stock purchases	(64,589,677)	—	(5,220)	—	—	—	—	—	(5,220)
Employee stock purchase and option plans	5,452,156	—	183	34	1	—	—	—	218
Stock-based compensation	—		—	91	—	—	—	—	91
Noncontrolling interests acquired and arising on business combinations	—	—	—	103	—	—	—	518	621
August 31, 2017	1,023,849,070	$12	$(9,971)	$10,339	$—	$(3,051)	$30,137	$808	$28,274
Net earnings	—	—	—	—	—	—	5,024	7	5,031
Other comprehensive income (loss), net of tax	—	—	—	—	—	49	—	1	50
Dividends declared and distributions	—	—	—	—	—	—	(1,610)	(138)	(1,748)
Treasury stock purchases	(76,069,557)	—	(5,228)	—	—	—	—	—	(5,228)
Employee stock purchase and option plans	4,353,905	—	152	22	—	—	—	—	174
Stock-based compensation	—	—	—	130	—	—	—	—	130
Noncontrolling interests contribution and other	—	—	—	2	—	—	—	4	6
August 31, 2018	952,133,418	$12	$(15,047)	$10,493	$—	$(3,002)	$33,551	$682	$26,689

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended August 31, 2018, 2017 and 2016
(in millions, except per share amounts)

	2018	2017	2016
Sales	$131,537	$118,214	$117,351
Cost of sales	100,745	89,052	87,477
Gross profit	30,792	29,162	29,874

Selling, general and administrative expenses	24,569	23,740	23,910
Equity earnings in AmerisourceBergen	191	135	37
Operating income	6,414	5,557	6,001

Other income (expense)	177	(11)	(261)
Earnings before interest and income tax provision	6,591	5,546	5,740

Interest expense, net	616	693	596
Earnings before income tax provision	5,975	4,853	5,144
Income tax provision	998	760	997
Post tax earnings from other equity method investments	54	8	44
Net earnings	5,031	4,101	4,191
Net earnings attributable to noncontrolling interests	7	23	18
Net earnings attributable to Walgreens Boots Alliance, Inc.	$5,024	$4,078	$4,173

Net earnings per common share:
Basic	$5.07	$3.80	$3.85
Diluted	$5.05	$3.78	$3.82

Dividends declared per share	$1.640	$1.525	$1.455

Weighted average common shares outstanding:
Basic	991.0	1,073.5	1,083.1
Diluted	995.0	1,078.5	1,091.1

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended August 31, 2018, 2017 and 2016
(in millions)

	2018	2017	2016
Comprehensive income:
Net earnings	$5,031	$4,101	$4,191

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	240	73	(241)
Unrealized gain on cash flow hedges	3	4	3
Unrecognized (loss) on available-for-sale investments	—	(2)	(257)
Share of other comprehensive income (loss) of equity method investments	5	(1)	(1)
Currency translation adjustments	(198)	(169)	(2,338)
Total other comprehensive income (loss)	50	(95)	(2,834)
Total comprehensive income	5,081	4,006	1,357

Comprehensive income (loss) attributable to noncontrolling interests	8	(13)	(39)
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$5,073	$4,019	$1,396

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2018, 2017 and 2016
(in millions)

	2018	2017	2016
Cash flows from operating activities:
Net earnings	$5,031	$4,101	$4,191
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,770	1,654	1,718
Change in fair value of warrants and related amortization	—	—	516
Gain on previously held equity interest	(337)	—	—
Deferred income taxes	(322)	(434)	(442)
Stock compensation expense	130	91	115
Equity earnings from equity method investments	(244)	(143)	(81)
Other	296	364	148
Changes in operating assets and liabilities:
Accounts receivable, net	(391)	(153)	115
Inventories	331	98	(644)
Other current assets	(22)	—	66
Trade accounts payable	1,323	1,690	1,572
Accrued expenses and other liabilities	281	(128)	313
Income taxes	694	44	202
Other non-current assets and liabilities	(275)	67	58
Net cash provided by operating activities	8,265	7,251	7,847

Cash flows from investing activities:
Additions to property, plant and equipment	(1,367)	(1,351)	(1,325)
Proceeds from sale leaseback transactions	—	444	60
Proceeds from sale of businesses	—	—	74
Proceeds from sale of other assets	655	59	155
Business, investment and asset acquisitions, net of cash acquired	(4,793)	(88)	(126)
Investment in AmerisourceBergen	—	—	(2,360)
Other	4	93	5
Net cash used for investing activities	(5,501)	(843)	(3,517)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	586	33	29
Proceeds from debt	5,900	—	5,991
Payments of debt	(4,890)	(6,196)	(791)
Stock purchases	(5,228)	(5,220)	(1,152)
Proceeds related to employee stock plans	174	217	235
Cash dividends paid	(1,739)	(1,723)	(1,563)
Other	(98)	(45)	(143)
Net cash (used for) provided by financing activities	(5,295)	(12,934)	2,606

Effect of exchange rate changes on cash and cash equivalents	15	20	(129)
Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(2,516)	(6,506)	6,807
Cash and cash equivalents at beginning of period	3,301	9,807	3,000
Cash and cash equivalents at end of period	$785	$3,301	$9,807
The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note 1.  Summary of major accounting policies
Organization
Walgreens Boots Alliance and its subsidiaries are a global, pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments: Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale. See note 16, segment reporting, for further information.

Basis of presentation
The Consolidated Financial Statements include all subsidiaries in which the Company holds a controlling interest. The Company uses the equity-method of accounting for equity investments in less than majority-owned companies if the investment provides the ability to exercise significant influence. All intercompany transactions have been eliminated.

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

The influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms, strategic transactions including acquisitions, changes in laws and general economic conditions in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years.

Cash and cash equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less. Credit and debit card receivables, which generally settle within two to seven business days, of $127 million and $98 million were included in cash and cash equivalents at August 31, 2018 and 2017, respectively.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. At August 31, 2018 and 2017, the amount of such restricted cash was $190 million and $202 million, respectively, and is reported in other current assets on the Consolidated Balance Sheets.

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members. Trade receivables were $5.4 billion and $5.5 billion at August 31, 2018 and August 31, 2017, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see note 17, related parties), were $1.2 billion and $1.1 billion at August 31, 2018 and August 31, 2017, respectively.

Charges to allowance for doubtful accounts are based on estimates of recoverability using both historical write-offs and specifically identified receivables. The allowance for doubtful accounts at August 31, 2018 and August 31, 2017 was $75 million and $158 million, respectively.

Inventories
The Company values inventories on a lower of cost and net realizable value or market. Inventories include product costs, inbound freight, direct labor, warehousing costs for retail pharmacy operations, overhead costs relating to the manufacture and distribution of products and vendor allowances not classified as a reduction of advertising expense.

The Company’s Retail Pharmacy USA segment inventory is accounted for using the last-in-first-out (“LIFO”) method. The total carrying value of the segment inventory accounted for under the LIFO method was $6.7 billion and $5.9 billion at August 31, 2018 and 2017, respectively. At August 31, 2018 and 2017, Retail Pharmacy USA segment inventory would have been greater by $3.0 billion, if they had been valued on a lower of first-in-first-out (“FIFO”) cost and net realizable value.

The Company’s Retail Pharmacy International and Pharmaceutical Wholesale segments’ inventory is primarily accounted for using the FIFO method. The total carrying value of the inventory for Retail Pharmacy International and Pharmaceutical Wholesale segments was $2.8 billion and $3.0 billion at August 31, 2018 and 2017, respectively.

Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Major repairs, which extend the useful life of an asset, are capitalized; routine maintenance and repairs are charged against earnings. Depreciation is provided on a straight-line basis over the estimated useful lives of owned assets. Leasehold improvements, equipment under capital lease and capital lease properties are amortized over their respective estimate of useful life or over the term of the lease, whichever is shorter. The majority of the Company’s fixtures and equipment uses the composite method of depreciation. Therefore, gains and losses on retirement or other disposition of such assets are included in earnings only when an operating location is closed, substantially remodeled or impaired. The following table summarizes the Company’s property, plant and equipment (in millions) and estimated useful lives (in years):

	Estimated useful life	2018	2017
Land and land improvements	20	$3,593	$3,470
Buildings and building improvements	3 to 50	7,874	7,431
Fixtures and equipment	3 to 20	9,750	9,209
Capitalized system development costs and software	3 to 8	2,464	2,105
Capital lease properties		743	745
		24,424	22,960
Less: accumulated depreciation and amortization		10,513	9,318
Balance at end of year		$13,911	$13,642

The Company capitalizes application development stage costs for internally developed software. These costs are amortized over a three to eight year period. Amortization expense for capitalized system development costs and software was $254 million in fiscal 2018, $245 million in fiscal 2017 and $238 million in fiscal 2016. Unamortized costs at August 31, 2018 and 2017 were $1.5 billion and $895 million, respectively.

Depreciation and amortization expense for property, plant and equipment including capitalized system development costs and software was $1.4 billion in fiscal 2018, $1.3 billion in fiscal 2017 and $1.3 billion in fiscal 2016.

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

Capital leases are recognized within property, plant and equipment and as a capital lease liability within accrued expenses and other liabilities and other non-current liabilities. Operating leases are expensed on a straight line basis over the lease term.

See note 4, leases, for further information.

Business combinations
The Company allocates the fair value of purchase consideration to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires estimates and the use of valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. If the Company obtains new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed.

Goodwill and other intangible assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in business combinations. Acquired intangible assets are recorded at fair value.

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. As part of the Company’s impairment analysis, fair value of a reporting unit is determined using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. See note 6, goodwill and other intangible assets, for additional disclosure regarding the Company’s intangible assets.

Equity method investments
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.

See note 5, equity method investments, for further information.

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

Derivatives are recognized on the Consolidated Balance Sheets at their fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, it formally documents the hedge relationship and the risk management objective for undertaking the hedge which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value of a derivative instrument depends on whether the Company had designated it in a qualifying hedging relationship and on the type of hedging relationship. The Company applies the following accounting policies:

•
Changes in the fair value of a derivative designated as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the Consolidated Statements of Earnings in the same line item, generally interest expense, net.

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

For derivative instruments designated as hedges, the Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item. In addition, when the Company determines that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction and reclassifies any gains or losses in accumulated other comprehensive income (loss) to earnings in the Consolidated Statement of Earnings. When a derivative in a hedge relationship is terminated or the hedged item is sold, extinguished or terminated, hedge accounting is discontinued prospectively.

Liabilities for facility closings
The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. The liability for facility closings, including locations closed under the Company’s restructuring actions, was $964 million as of August 31, 2018 and $718 million as of August 31, 2017. See note 4, leases, for further information.

Pension and postretirement benefits
The Company has various defined benefit pension plans that cover some of its non-U.S. employees. The Company also has a postretirement healthcare plan that covers qualifying U.S. employees. Eligibility and the level of benefits for these plans vary depending on participants’ status, date of hire and or length of service. Pension and postretirement plan expenses and valuations are dependent on assumptions used by third-party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors. The Company funds its pension plans in accordance with applicable regulations. See note 13, retirement benefits, for further information.

Noncontrolling interests
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

Assets and liabilities not denominated in the functional currency are remeasured into the functional currency at end-of-period exchange rates, except for nonmonetary balance sheet amounts, which are remeasured at historical exchange rates. Revenues and expenses are recorded at average monthly exchange rates over the period, except for those expenses related to nonmonetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are generally included in selling, general and administrative expenses within the Consolidated Statements of Earnings. For all periods presented, there were no material operational gains or losses from foreign currency transactions.

Commitments and contingencies
On a quarterly basis, the Company assesses its liabilities and contingencies for outstanding legal proceedings and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is probable that a loss will be incurred and that the amount of such loss can be reasonably estimated. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company may be unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s Consolidated Financial Statements in a future fiscal period. Management’s assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company which are not presently known. Adverse rulings or determinations by judges, juries, governmental authorities or other parties could also result in changes to management’s assessment of current liabilities and contingencies. Accordingly, the ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved. See note 10, commitments and contingencies, for further information.

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

Retail Pharmacy USA and Retail Pharmacy International
The Company recognizes revenue, net of taxes and estimated returns, at the time it sells merchandise or dispenses prescription drugs to the customer. Returns are estimated using historical experience. The Company initially estimates revenue based on expected reimbursements from third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) for dispensing prescription drugs. The estimates are based on historical experience and are updated to actual reimbursement amounts.

Pharmaceutical Wholesale
Wholesale revenue is recognized, net of taxes, upon shipment of goods, which is generally also the day of delivery. When the Company acts in the capacity of an agent or a logistics service provider, revenue is the fee received for the service and is recognized when the services have been performed.

Cost of sales
Cost of sales includes the purchase price of goods and cost of services rendered, store and warehouse inventory loss, inventory obsolescence, manufacturing costs and supplier rebates. In addition to product costs, cost of sales includes warehousing costs for retail operations, purchasing costs, freight costs, cash discounts and vendor allowances.

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

Loyalty programs
The Company’s loyalty rewards programs are accrued as a charge to cost of sales at the time a point is earned. Points are funded internally and through vendor participation and are credited to cost of sales at the time a vendor-sponsored point is earned. Breakage is recorded as points expire as a result of a member’s inactivity or if the points remain unredeemed after a certain period in accordance with the terms of the loyalty rewards program. Breakage income, which is reported in cost of sales, was not significant in fiscal 2018, 2017 or 2016.

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

Advertising costs
Advertising costs, which are reduced by the portion funded by vendors, are expensed as incurred or when services have been received. Net advertising expenses, which are included in selling, general and administrative expenses, were $665 million in fiscal 2018, $571 million in fiscal 2017 and $598 million in fiscal 2016.

Impairment of long-lived assets
The Company tests long-lived assets for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value, which is primarily based on the discounted estimated future cash flows. Impairment charges included in selling, general and administrative expenses were $57 million in fiscal 2018. Impairment charges recognized in fiscal 2017 and 2016 were $234 million and $305 million, respectively.

Stock compensation plans
Stock based compensation is measured at fair value at the grant date. The Company grants stock options, performance shares and restricted units to the Company’s non-employee directors, officers and employees. The Company recognizes compensation expense on a straight-line basis over the substantive service period. See note 12, stock compensation plans, for more information on the Company’s stock-based compensation plans.

Warrants
Until their exercise in fiscal 2016, the warrants to acquire shares of AmerisourceBergen Corporation were accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. The Company reports its warrants at fair value within other non-current assets in the Consolidated Balance Sheets and changes in the fair value of warrants are recognized in other income in the Consolidated Statements of Earnings. A deferred credit from the day-one valuation attributable to the warrants granted to Walgreens was amortized over the life of the warrants. See note 8, financial instruments, for additional disclosure regarding the Company’s warrants.

Insurance
The Company obtains insurance coverage for catastrophic exposures as well as those risks required by law to be insured. In general, the Company’s U.S. subsidiaries retain a significant portion of losses related to workers’ compensation, property, comprehensive general, pharmacist and vehicle liability, while non-U.S. subsidiaries manage their exposures through insurance coverage with third-party carriers. Management regularly reviews the probable outcome of claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage and the established accruals for liabilities. Liabilities for losses are recorded based upon the Company’s estimates for both claims incurred and claims incurred but not reported. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.

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

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. Outstanding options to purchase common shares that were anti-dilutive and excluded from earnings per share totaled 10.1 million, 3.9 million and 2.5 million in fiscal 2018, 2017 and 2016, respectively.

New accounting pronouncements

Adoption of new accounting pronouncements
Accounting for hedging activities
In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12, Derivative and Hedging (Topic 815):

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

Measurement of inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU simplifies current accounting treatments by requiring entities to measure most inventories at “the lower of cost and net realizable value” rather than using lower of cost or market. This guidance does not apply to inventories measured using last-in, first-out method or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years. The Company adopted this guidance on a prospective basis at the beginning of fiscal 2018 and adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.

New accounting pronouncements not yet adopted
Intangibles – goodwill and other – internal-use software
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021), and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position or results of operations.

Compensation – retirement benefits – defined benefit plans
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This ASU is effective for fiscal years ending after December 15, 2020 (fiscal 2022) and must be applied on a retrospective basis. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's financial position.

Fair value measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021), and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's disclosures.

Compensation – stock compensation
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718). This ASU eliminated most of the differences between accounting guidance for share-based compensation granted to nonemployees and the guidance for share-based compensation granted to employees. The ASU supersedes the guidance for nonemployees and expands the scope of the guidance for employees to include both. This ASU is effective for annual periods beginning after December 15, 2018 (fiscal 2020), and interim periods within those years. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's financial position.

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

Restricted cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a retrospective basis. The Company has evaluated the effect of adopting this new accounting guidance and determined that adoption will not have a material impact on the Company’s Statement of Cash Flows. The Company will adopt this new accounting guidance as of September 1, 2018 (fiscal 2019).

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

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. Subsequently, the FASB has issued additional ASUs which further clarify this guidance. This ASU increases the transparency and comparability of organizations by requiring the capitalization of substantially all leases on the balance sheet and disclosures of key information about leasing arrangements. Under this new guidance, at the lease commencement date, a lessee recognizes a right- of-use asset and lease liability, which is initially measured at the present value of the future lease payments. For income statement purposes, a dual model was retained for lessees, requiring leases to be classified as either operating or finance leases. Under the operating lease model, lease expense is recognized on a straight-line basis over the lease term. Under the finance lease model, interest on the lease liability is recognized separately from amortization of the right-of-use asset. The new guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented (fiscal 2018) using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. In July 2018, a new ASU was issued to provide relief to the companies from restating the comparative period. Pursuant to this ASU, WBA will not restate comparative periods presented in the Company’s financial statements in the period of adoption.

The Company will adopt this ASU on September 1, 2019 (fiscal 2020). The Company has begun evaluating and planning for adoption and implementation of this ASU, including implementing a new global lease accounting system, evaluating practical expedient and accounting policy elections and assessing the overall financial statement impact. This ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is being evaluated. The impact of this ASU is non-cash in nature and will not affect the Company’s cash flows.

Classification and measurement of financial instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Subsequently, the FASB has issued additional ASUs which further clarify this guidance. This ASU requires equity investments (except those under the equity method of accounting or those that result in the consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost less impairment, if any, and changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This simplifies the impairment assessment of equity investments previous held at cost. Separate presentation of financial assets and liabilities by measurement category is required. This ASU is effective prospectively for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years. Early application is permitted, for fiscal years or interim periods that have not yet been issued as of the beginning of the fiscal year of adoption. The new guidance must be applied on a modified retrospective basis, with the exception of the amendments related to the measurement alternative for equity investments without readily determinable fair values, which must be applied on a prospective basis. The Company has evaluated the effect of adopting this new accounting guidance and determined that adoption will not have a material impact on the Company’s results of operations. The Company will adopt this new accounting guidance as of September 1, 2018 (fiscal 2019).

Revenue recognition on contracts with customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a single principles-based revenue recognition model with a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued additional ASUs which further clarify this guidance and also defer the effective date by one year to fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years. The Company will use the modified retrospective method as the transition approach when adopting this new accounting guidance on September 1, 2018 (fiscal 2019). The Company has evaluated the effect of adopting this new accounting guidance, the related amendments and the interpretive guidance on the Company's Consolidated Financial Statements and determined that adoption will not have a material impact on the Company’s results of operations and will be limited to immaterial changes to recognition of revenues related to loyalty programs and gift cards, in addition to disaggregated revenue disclosures. Specifically, the Company currently uses the cost approach to account for loyalty programs. Upon adoption, the Company will use the deferred revenue approach. Additionally, gift card breakage currently is recognized at point of sale by the Retail Pharmacy USA segment and upon expiration primarily within the Retail Pharmacy International segment. Upon adoption of the new revenue recognition guidance, all breakage will be recognized based on the pattern in which the customer redeems the gift cards.

Note 2. Acquisitions
Acquisition of certain Rite Aid assets
On September 19, 2017, the Company announced that it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. The purchases of these stores have been accounted for as business combinations and occurred in waves during fiscal 2018. The Company purchased 1,932 stores for total cash consideration of $4.2 billion for the fiscal year ended August 31, 2018. The transition of the first distribution center and related inventory occurred in September 2018 and the transition of the remaining two distribution centers and related inventory remains subject to closing conditions set forth in the amended and restated asset purchase agreement.

As of August 31, 2018, the Company had not completed the analysis to assign fair values to all assets acquired and liabilities assumed and therefore the purchase price allocation has not been finalized. The preliminary purchase price allocation will be subject to further refinement and may result in material changes as the Company is awaiting additional information to complete its assessment. During the twelve months ended August 31, 2018, the Company recorded certain measurement period adjustments based on additional information primarily to deferred income taxes, other non-current liabilities and inventories, which did not have a material impact on goodwill. The following table summarizes the consideration for the purchases and the preliminary amounts of identified assets acquired and liabilities assumed as of the fiscal year ended August 31, 2018.

Consideration	$4,330

Identifiable assets acquired and liabilities assumed
Inventories	$1,171
Property, plant and equipment	490
Intangible assets	2,054
Accrued expenses and other liabilities	(54)
Deferred income taxes	285
Other non-current liabilities	(960)
Total identifiable net assets	2,986
Goodwill	$1,344

The preliminary identified definite-lived intangible assets were as follows:

Definite-lived intangible assets	Weighted-average useful life (in years)	Amount (in millions)
Customer relationships	12	$1,810
Favorable lease interests	10	224
Trade names	2	20
Total		$2,054

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

The goodwill of $1,344 million arising from the business combinations primarily reflects the expected operational synergies and cost savings generated from the Store Optimization Program as well as the expected growth from new customers. See note 3, exit and disposal activities, for additional information. The goodwill was allocated to the Retail Pharmacy USA segment. Substantially all of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value for customer relationships was determined using the multi-period excess earnings method, a form of the income approach. Real property fair values were determined using primarily the income approach and sales comparison approach. The fair value measurements of the intangible assets are based on significant inputs not observable in the market and thus represent Level 3 measurements. The fair value estimates for the intangible assets are based on projected discounted cash flows, historical and projected financial information and attrition rates, as relevant, that market participants would consider when estimating fair values.

The following table presents supplemental unaudited condensed pro forma consolidated sales for the fiscal years ended 2018 and 2017 as if all 1,932 stores were acquired on September 1, 2016. Pro forma net earnings of the Company, assuming these purchases had occurred at the beginning of each period presented, would not be materially different from the results reported. See note 3, exit and disposal activities, for additional information. The unaudited condensed pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the purchases occurred at the beginning of the periods presented or results which may occur in the future.

(in millions)	2018[1]	2017
Sales	$135,503	$127,893

[1]	Impacted by store closures due to the Store Optimization Program.

Actual sales from acquired Rite Aid stores for the fiscal year ended 2018 included in the Consolidated Statement of Earnings are as follows:

(in millions)	2018
Sales	$5,112

The 1,932 Rite Aid stores acquired did not have a material impact on net earnings of the Company for the fiscal year ended 2018.

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

The identified intangible assets primarily include payer contracts. These contracts are estimated to have a weighted average useful life of 15 years. The goodwill of $103 million arising from the transaction consists of expected purchasing synergies, operating efficiencies by benchmarking performance and applying best practices across the combined company, consolidation of operations, reductions in selling, general and administrative expenses and combining workforces. Substantially all of the goodwill recognized is not expected to be deductible for income tax purposes.

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

Note 3. Exit and disposal activities
Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) as part of an initiative to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. The actions under the Store Optimization Program commenced in March 2018 and are expected to take place over an 18 month period.

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

Costs related to the Store Optimization Program, which were primarily recorded in selling, general and administrative expenses for the Company's Retail Pharmacy USA segment included in the fiscal year ended August 31, 2018, are as follows (in millions):

Fiscal year ended August 31, 2018
Lease obligations and other real estate costs	$19
Employee severance and other exit costs	81
Total costs	$100

The changes in liabilities related to the Store Optimization Program for the fiscal year ended August 31, 2018 include the following (in millions):

	Lease obligations and other real estate costs	Employee severance and other exit costs	Total
Balance at August 31, 2017	$—	$—	$—
Costs	19	81	100
Payments	(18)	(60)	(78)
Other - non cash[1]	307	—	307
Balance at August 31, 2018	$308	$21	$329

[1]	Primarily represents unfavorable lease liabilities from acquired Rite Aid stores.

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

The changes in liabilities related to the Cost Transformation Program include the following (in millions):

	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2017	$521	$79	$600
Payments	(139)	(68)	(207)
Other - non cash	32	(3)	29
Currency translation adjustments	—	(1)	(1)
Balance at August 31, 2018	$414	$7	$421

Total costs by segment, which were primarily recorded in selling, general and administrative expenses included in the fiscal year ended August 31, 2017 and August 31, 2016, are as follows (in millions):

Fiscal year ended 2017	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$272	$21	$2	$295
Real estate costs	372	—	—	372
Severance and other business transition and exit costs	87	46	35	168
Total costs	$731	$67	$37	$835

Fiscal year ended 2016	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$215	$10	$—	$225
Real estate costs	89	1	1	91
Severance and other business transition and exit costs	70	18	20	108
Total costs	$374	$29	$21	$424

Note 4. Leases
Annual minimum rental commitments for all leases having an initial or remaining non-cancelable term of more than one year are shown below (in millions):

	Finance lease obligation	Capital lease	Operating lease[1]
2019	$18	$63	$3,528
2020	18	63	3,304
2021	18	62	3,028
2022	18	58	2,762
2023	18	57	2,522
Later	216	864	17,592
Total minimum lease payments	$306	$1,167	$32,736

[1]	Includes $1.6 billion of minimum rental commitments on closed locations

The capital and finance lease amounts include $813 million of imputed interest. Total minimum lease payments have not been reduced by minimum sublease rentals of $331 million due in the future under non-cancelable subleases.

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. Historically, the Company has entered into several sale-leaseback transactions. In fiscal 2018, the Company did not record any proceeds from sale-leaseback transactions. In fiscal 2017 and 2016, the Company recorded proceeds from sale-leaseback transactions of $444 million and $60 million, respectively.

In fiscal 2018, 2017 and 2016, the Company recorded charges of $129 million, $394 million and $127 million, respectively, for facilities that were closed or relocated. These charges are reported in selling, general and administrative expenses in the Consolidated Statements of Earnings.

The changes in liability for facility closings and related lease termination charges include the following (in millions):

	2018	2017
Balance at beginning of period	$718	$466
Provision for present value of non-cancelable lease payments on closed facilities	52	344
Changes in assumptions	19	13
Accretion expense	58	37
Other - non cash[1]	338	—
Cash payments, net of sublease income	(221)	(142)
Balance at end of period	$964	$718

[1]	Represents unfavorable lease liabilities from acquired Rite Aid stores.

The Company remains secondarily liable on 16 leases for which the maximum potential undiscounted future payments are $22 million at August 31, 2018. These lease option dates vary, with some lease terms extending up to 2039.

Rental expense, which includes common area maintenance, insurance and taxes, where appropriate, was as follows (in millions):

	2018	2017	2016
Minimum rentals	$3,447	$3,259	$3,355
Contingent rentals	68	59	60
Less: sublease rental income	(67)	(55)	(49)
	$3,448	$3,263	$3,366

Note 5. Equity method investments
Equity method investments as of August 31, 2018 and 2017 were as follows (in millions, except percentages):

	2018		2017
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,138	26%	$5,024	26%
Others	1,472	8% - 50%	1,296	8% - 50%
Total	$6,610		$6,320

AmerisourceBergen Corporation (“AmerisourceBergen”) investment
As of August 31, 2018 and 2017, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 26% of the outstanding AmerisourceBergen common stock. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Statements of Earnings. The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at August 31, 2018 was $5.1 billion.

As of August 31, 2018, the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.3 billion. This premium of $4.3 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments

The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation (“Guangzhou Pharmaceuticals”) and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; its investment in Sinopharm Holding Guoda Drugstores Co., Ltd., the Company's retail pharmacy investment in China and the Company’s investment in Option Care Inc. in the U.S.

The Company reported $53 million, $8 million and $44 million of post-tax equity earnings from other equity method investments, including equity method investments classified as operating, for the fiscal years ended 2018, 2017 and 2016, respectively. During the fiscal year ended August 31, 2018, the Company recorded an impairment of $170 million in its equity interest in Guangzhou Pharmaceuticals, which was included in other income (expense) in the Consolidated Statement of Earnings. The fair value of the Company’s equity interest in Guangzhou Pharmaceuticals was determined using the proposed sale price and thus represents Level 3 measurement. During the fiscal year ended August 31, 2018, the Company completed the sale of a 30 percent interest in Guangzhou Pharmaceuticals to its joint venture partner Guangzhou Baiyunshan Pharmaceutical Holdings resulting in a $172 million reduction in carrying value and a $8 million cumulative translation adjustment loss. In July 2018, the Company completed the sale of its minority equity interest in Premise Health, resulting in an after-tax gain on disposition of $245 million and a reduction in carrying value of $76 million.

Summarized financial information
Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Balance sheet (in millions)

	Year ended August 31,
	2018	2017
Current assets	$34,493	$29,707
Non-current assets	14,971	12,999
Current liabilities	34,055	30,559
Non-current liabilities	8,759	7,362
Shareholders’ equity[1]	6,650	4,785

Statements of earnings (in millions)

	Year ended August 31,
	2018	2017	2016
Sales	$179,887	$164,844	$55,153
Gross profit	6,875	5,958	2,672
Net earnings	1,315	1,040	534
Share of earnings from equity method investments	245	143	81

The summarized financial information for equity method investments has been included on an aggregated basis for all investments as reported at the end of each fiscal year end.

[1]	Shareholders’ equity at August 31, 2018 and 2017 includes $445 million and $204 million, respectively, related to noncontrolling interests.

Note 6. Goodwill and other intangible assets
The fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 11% to approximately 312%. The fair value of the Boots reporting unit, within the Retail Pharmacy International segment, is in excess of its carrying value by approximately 11%. The Company will continue to monitor the UK industry and market trends and the impact it may have on the Boots reporting unit. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.

Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2016	$9,036	$3,369	$3,122	$15,527
Acquisitions	103	—	1	104
Currency translation adjustments	—	23	(22)	1
August 31, 2017	$9,139	$3,392	$3,101	$15,632
Acquisitions	1,344	—	4	1,348
Currency translation adjustments	—	(22)	(44)	(66)
August 31, 2018	$10,483	$3,370	$3,061	$16,914

In fiscal 2018, the Company purchased 1,932 stores from Rite Aid for total consideration of $4.3 billion, resulting in an increase of $1,344 million to goodwill and $2,054 million to intangible assets. In fiscal 2017, Walgreens Boots Alliance and Prime closed a transaction to form a combined central specialty pharmacy and mail services company AllianceRx Walgreens Prime, resulting in an increase of $103 million to goodwill and $331 million to intangible assets. See note 2, acquisitions, for additional information.

The carrying amount and accumulated amortization of intangible assets consists of the following (in millions):

	August 31, 2018	August 31, 2017
Gross amortizable intangible assets
Customer relationships and loyalty card holders[1]	$4,235	$2,510
Favorable lease interests and non-compete agreements	680	523
Trade names and trademarks	489	504
Purchasing and payer contracts	390	391
Total gross amortizable intangible assets	5,794	3,928

Accumulated amortization
Customer relationships and loyalty card holders[1]	$997	$780
Favorable lease interests and non-compete agreements	359	355
Trade names and trademarks	206	155
Purchasing and payer contracts	78	51
Total accumulated amortization	1,640	1,341
Total amortizable intangible assets, net	$4,154	$2,587

Indefinite-lived intangible assets
Trade names and trademarks	$5,557	$5,514
Pharmacy licenses	2,072	2,055
Total indefinite lived intangible assets	$7,629	$7,569

Total intangible assets, net	$11,783	$10,156

[1]	Includes purchased prescription files.

Amortization expense for intangible assets was $493 million, $385 million and $396 million in fiscal 2018, 2017 and 2016, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at August 31, 2018 is as follows (in millions):

	2019	2020	2021	2022	2023
Estimated annual amortization expense	$531	$461	$410	$390	$354

Note 7. Debt
Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted)

	August 31, 2018	August 31, 2017
Short-term debt [1]
Commercial paper	$430	$—
Credit facilities [2]	999	—
$1 billion note issuance [3,4]
5.250% unsecured notes due 2019 [5]	249	—
Other [6]	288	251
Total short-term debt	$1,966	$251

Long-term debt [1]
$6 billion note issuance [3,7]
3.450% unsecured notes due 2026	$1,888	$1,887
4.650% unsecured notes due 2046	590	590
$8 billion note issuance [3,7]
2.700% unsecured notes due 2019	1,248	1,246
3.300% unsecured notes due 2021	1,245	1,244
3.800% unsecured notes due 2024	1,990	1,988
4.500% unsecured notes due 2034	495	495
4.800% unsecured notes due 2044	1,492	1,492
£700 million note issuance [3,7]
2.875% unsecured Pound sterling notes due 2020	517	513
3.600% unsecured Pound sterling notes due 2025	387	384
€750 million note issuance [3,7]
2.125% unsecured Euro notes due 2026	868	884
$4 billion note issuance [3,4]
3.100% unsecured notes due 2022	1,196	1,195
4.400% unsecured notes due 2042	492	492
$1 billion note issuance [3,4]
5.250% unsecured notes due 2019 [5]	—	250
Other [8]	23	24
Total long-term debt, less current portion	$12,431	$12,684

[1]
Carry values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated borrowings have been translated using the spot rates at August 31, 2018 and 2017, respectively.

[2]
Credit facilities includes borrowings outstanding under the February 2017 Revolving Credit Agreement, the August 2017 Revolving Credit Agreement and the 2017 Term Loan Credit Agreement, which are described in more detail below. From time to time, the Company may also enter into other credit facilities, including in March 2018, a $350 million short-term unsecured revolving credit facility which was undrawn as of August 31, 2018.

[3]
The $6 billion, $8 billion, £0.7 billion, €0.75 billion, $4 billion and $1 billion note issuances as of August 31, 2018 had a fair value and carrying value of $2.4 billion and $2.5 billion, $6.3 billion and $6.5 billion, $0.9 billion and $0.9 billion, $0.9 billion and $0.9 billion, $1.7 billion and $1.7 billion, and $0.3 billion and $0.2 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the August 31, 2018 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of August 31, 2018.

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

[5]	Includes interest rate swap fair market value adjustments. See note 9, fair value measurements, for additional fair value disclosures.

[6]	Other short-term debt represents a mix of fixed and variable rate borrowings with various maturities and working capital facilities denominated in various currencies.

[7]
Notes are unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding.

[8]	Other long-term debt represents a mix of fixed and variable rate borrowings in various currencies with various maturities.

At August 31, 2018, the future maturities of short-term and long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations (see note 4, leases, for the future lease obligation maturities), consisted of the following (in millions):

Amount
2019	$1,969
2020	1,277
2021	519
2022	1,250
2023	1,200
Later	8,262
Total estimated future maturities	$14,477

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to the extension thereof pursuant to the 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the 2018 Revolving Credit Agreement.

August 2017 Credit Agreements
On August 24, 2017, the Company entered into a $1.0 billion revolving credit agreement with the lenders from time to time party thereto (the “August 2017 Revolving Credit Agreement”) and a $1.0 billion term loan credit agreement with Sumitomo Mitsui Banking Corporation (the “2017 Term Loan Credit Agreement”).

The August 2017 Revolving Credit Agreement is an unsecured revolving credit facility with a facility termination date of the earlier of (a) January 31, 2019, subject to any extension thereof pursuant to the terms of the August 2017 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of August 31, 2018, there were no borrowings outstanding under the August 2017 Revolving Credit Agreement. The 2017 Term Loan Credit Agreement is an unsecured “multi-draw” term loan facility which matures on March 30, 2019. As of August 31, 2018, Walgreens Boots Alliance had $1.0 billion of borrowings outstanding under the 2017 Term Loan Credit Agreement, and no additional commitments were available.

February 2017 Revolving Credit Agreement
On February 1, 2017, the Company entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, the Company entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of August 31, 2018, there were no borrowings outstanding under the February 2017 Revolving Credit Agreement.

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

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily short-term borrowings of $1.4 billion of commercial paper outstanding at a weighted average interest rate of 2.11% for the fiscal year ended August 31, 2018. The Company had no activity under its commercial paper program for the fiscal year ended August 31, 2017.

Interest
Interest paid was $577 million in fiscal 2018, $643 million in fiscal 2017 and $580 million in fiscal 2016.

Note 8. Financial instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amount and fair value of derivative instruments outstanding were as follows (in millions):

August 31, 2018	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$250	$1	Other current liabilities
Foreign currency forwards	15	—	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	3,273	52	Other current assets
Foreign currency forwards	825	4	Other current liabilities

August 31, 2017	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$250	$—	Other non-current assets
Foreign currency forwards	24	—	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	221	—	Other current assets
Foreign currency forwards	2,816	19	Other current liabilities

The Company uses interest rate swaps to manage the interest rate exposure associated with some of its fixed-rate borrowings and designates them as fair value hedges. From time to time, the Company uses forward starting interest rates swaps to hedge its interest rate exposure of some of its anticipated debt issuance.

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

Fair value hedges
The Company holds an interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread. All swap termination dates coincide with the notes’ maturity date, January 15, 2019. These swaps were designated as fair value hedges.

The gains and losses due to changes in fair value on the swaps and on the hedged notes attributable to interest rate risk did not have a material impact on the Company’s Financial Statements. The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in long-term debt on the Consolidated Balance Sheets (see note 7, debt). No material gain or losses were recorded for ineffectiveness during fiscal 2018, 2017, or 2016.

Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The income and (expense) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

	Location in Consolidated Statements of Earnings	2018	2017	2016
Foreign currency forwards	Selling, general and administrative expense	$17	$11	$19
Foreign currency forwards	Other income (expense)	22	(48)	(12)

Warrants
On March 18, 2016, the Company exercised warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $51.50 per share for an aggregate exercise price payment of $1.17 billion. On August 25, 2016, the Company exercised additional warrants to purchase 22,696,912 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share for an aggregate exercise price payment of $1.19 billion. See note 5, equity method investments, for further information.

The Company reported its warrants at fair value. The income and (expense) due to changes in fair value of the warrants recognized in earnings were as follows (in millions):

	Location in Consolidated Statements of Earnings	2018	2017	2016
Warrants	Other income (expense)	$—	$—	$(546)

The Company held no warrants to purchase AmerisourceBergen common stock on August 31, 2018 and 2017.

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 -	Observable inputs other than quoted prices in active markets.

Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$227	$227	$—	$—
Available-for-sale investments[2]	1	1	—	—
Foreign currency forwards[3]	52	—	52	—
Liabilities:
Interest rate swaps[4]	1	—	1	—
Foreign currency forwards[3]	4	—	4	—

	August 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$2,096	$2,096	$—	$—
Available-for-sale investments[2]	1	1	—	—
Liabilities:
Foreign currency forwards[3]	19	—	19	—

[1]	Money market funds are valued at the closing price reported by the fund sponsor.

[2]	Fair values of quoted investments are based on bid prices as of August 31, 2018 and 2017.

[3]
The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.

[4]
The fair value of interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See note 8, financial instruments, for additional information.

There were no transfers between Levels in fiscal 2018 or 2017.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Financial Statements. Unless otherwise noted, the fair value for all notes was determined based upon quoted market prices and therefore categorized as Level 1. See note 7, debt, for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

Note 10. Commitments and contingencies
The Company is involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax and other governmental authorities, arising in the normal course of the Company’s business, including the matters described below. Legal proceedings, in general, and securities, class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. The Company also may be named from time to time in qui tam actions initiated by private third parties. In such actions, the private parties purport to act on behalf of federal or state governments, allege that false claims have been submitted for payment by the government and may receive an award if their claims are successful. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on his or her own purporting to act on behalf of the government. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. Gain contingencies, if any, are recognized when they are realized.

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed an amended complaint on August 17, 2015, and defendants moved to dismiss the amended complaint on October 16, 2015. On September 30, 2016, the Court issued an order granting in part and denying in part defendants’ motion to dismiss. Defendants filed their answer to the amended complaint on November 4, 2016 and filed an amended answer on January 16, 2017. Plaintiff filed its motion for class certification on April 21, 2017. The Court granted plaintiff’s motion on March 29, 2018 and merits discovery is proceeding.

As of August 31, 2017, the Company was aware of two putative class action lawsuits filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the original Merger Agreement (prior to its amendment on January 29, 2017) (such transactions, the “Rite Aid Transactions”). One Rite Aid action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Pennsylvania action primarily alleged that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid, and failing to disclose all allegedly material information concerning the proposed merger, and also alleged that Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. There has been no activity in this lawsuit since the complaint was filed. The federal action alleged, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote relating to the Rite Aid Transactions. That motion was denied, and the matter was stayed. On March 17, 2017, plaintiffs moved to lift the stay to allow plaintiffs to file an amended complaint. That motion was granted, and plaintiffs filed their amended complaint on December 11, 2017, alleging that the Company and certain of its officers made false or misleading statements regarding the Rite Aid Transactions. On July 11, 2018, the Court denied the Company’s motion to dismiss, but narrowed the time scope of the subject statements. The Company filed an answer and affirmative defenses on August 8, 2018, and on August 24, 2018 filed a new motion to dismiss based on the named plaintiff’s lack of standing.

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

On September 28, 2018, the Company announced that it had reached an agreement with the SEC to fully resolve an investigation into certain forward-looking financial goals and related disclosures by Walgreens. The disclosures at issue were made prior to the strategic combination with Alliance Boots and the merger pursuant to which Walgreens Boots Alliance became the parent holding company on December 31, 2014. The settlement does not involve any of the Company’s current officers or executives, nor does it allege intentional or reckless conduct by the Company. In agreeing to the settlement, the Company neither admitted nor denied the SEC’s allegations. Pursuant to the agreement with the SEC, the Company consented to the SEC’s issuance of an administrative order, and the Company paid a $34.5 million penalty, which was fully reserved for in the Company’s Consolidated Financial Statements as of August 31, 2018.

The Company has been responding to a civil investigation involving allegations under the False Claims Act by a United States Attorney’s Office, working in conjunction with several states, regarding certain dispensing practices. The Company believes it has meritorious defenses against any action that might be brought against it. The Company is cooperating with this investigation, has entered into discussions with the government concerning a potential resolution of the matter, and has established reserves in relation to such a potential resolution.

Note 11. Income taxes
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

The U.S. tax law changes include broad and complex changes affecting the Company’s fiscal 2018 results. Among other things, the U.S. tax law changes reduce the federal corporate tax rate from 35% to 21% effective January 1, 2018 and require companies to immediately accrue for a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, which is payable over an eight year period. The U.S. tax law changes modify the taxation of foreign earnings, repeal of the deduction for domestic production activities, limit interest deductibility and establish a global intangible low tax income (GILTI) regime.

The lower corporate income tax rate of 21% became effective January 1, 2018, resulting in a U.S. statutory federal tax rate of approximately 26% for fiscal 2018 and 21% for subsequent fiscal years, which provided a benefit to the Company’s fiscal 2018 tax provision of approximately $307 million.

In connection with the Company’s ongoing analysis of the impact of the U.S. tax law changes, which is provisional and subject to change, the Company recorded a net tax benefit of $125 million during fiscal 2018. This provisional net tax benefit arises from a benefit of $648 million from re-measuring the Company’s net U.S. deferred tax liabilities, partially offset by the Company’s accrual for the transition tax and other U.S. tax law changes of $523 million. The Company’s estimated accrual for transition tax and other U.S. tax law changes decreased from $679 million as at May 31, 2018 to $523 million as at August 31, 2018 due to additional foreign tax credits and refinement of the Company’s estimated impact of tax law changes.

Based on the effective dates of certain aspects of the U.S. tax law changes as well as estimated data required to be used in the corresponding measurement calculations, the Company’s analysis of the income tax effects of the U.S. tax law changes could not be finalized as of August 31, 2018. While the Company made reasonable estimates of the impact of the transition tax and the remeasurement of its deferred tax assets and liabilities, the final impact of the U.S. tax law changes may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, technical clarifications from the U.S. Department of the Treasury and IRS and actions the Company may take. The Company expects to finalize such provisional amounts within the time period prescribed by SAB 118. The U.S. tax law changes created new rules that allow the Company to make an accounting policy election to either treat taxes due on future GILTI inclusions in taxable income as either a current period expense or reflect such inclusions related to temporary basis differences in the Company’s measurement of deferred taxes. The Company’s analysis of the new GILTI rules is not complete; therefore, the Company has not made a policy election regarding the tax accounting treatment of the GILTI tax.

The U.S. tax law changes have the potential to change the Company’s assertions with respect to whether earnings of the Company’s foreign subsidiaries should remain indefinitely reinvested. The Company continues to evaluate these changes, therefore, the Company has not made any changes to its indefinite reinvestment assertions.

The components of earnings before income tax provision were (in millions):

	2018	2017	2016
U.S.	$3,292	$1,953	$2,577
Non–U.S.	2,683	2,900	2,567
Total	$5,975	$4,853	$5,144

The provision for income taxes consists of the following (in millions):

	2018	2017	2016
Current provision
Federal	$866	$759	$999
State	103	45	56
Non–U.S.	353	390	371
	1,322	1,194	1,426
Deferred provision
Federal – tax law change	(648)	—	—
Federal – excluding tax law change	304	(306)	(183)
State	78	(24)	6
Non–U.S. – tax law change	—	(80)	(182)
Non–U.S. – excluding tax law change	(58)	(24)	(70)
	(324)	(434)	(429)
Income tax provision	$998	$760	$997

The difference between the statutory federal income tax rate and the effective tax rate is as follows:

	2018	2017	2016
Federal statutory rate	25.7%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	0.3	0.8
Foreign income taxed at non-U.S. rates	(12.2)	(11.8)	(7.8)
Non-taxable income	(5.2)	(5.3)	(4.4)
Non-deductible expenses	2.1	1.5	1.1
Transition tax	12.4	—	—
Tax law changes	(10.9)	(1.6)	(3.5)
Change in valuation allowance	8.7	0.7	1.7
Tax credits	(6.9)	(2.9)	(1.5)
Other	0.7	(0.2)	(2.0)
Effective income tax rate	16.7%	15.7%	19.4%

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	2018	2017
Deferred tax assets:
Postretirement benefits	$—	$134
Compensation and benefits	152	207
Insurance	74	109
Accrued rent	271	174
Outside basis difference	—	55
Allowance for doubtful accounts	27	55
Tax attributes	2,351	555
Stock compensation	44	73
Deferred income	110	220
Other	44	88
	3,073	1,670
Less: valuation allowance	2,226	408
Total deferred tax assets	847	1,262
Deferred tax liabilities:
Accelerated depreciation	603	841
Inventory	301	416
Intangible assets	1,234	1,277
Equity method investment	459	1,002
	2,597	3,536
Net deferred tax liabilities	$1,750	$2,274

As of August 31, 2018, the Company has recorded deferred tax assets for tax attributes of $2.4 billion, primarily reflecting the benefit of $426 million in U.S. federal, $43 million in state and $8.5 billion in non-U.S. ordinary and capital losses. In addition, these deferred tax assets include $58 million of income tax credits. Of these deferred tax assets, $2.1 billion will expire at various dates from 2019 through 2035. The residual deferred tax assets of $227 million have no expiry date.

The Company believes it is more likely than not that the benefit from certain deferred tax assets will not be realized. In recognition of this risk, the Company has recorded a valuation allowance of $2.2 billion against those deferred tax assets as of August 31, 2018.

Income taxes paid, net of refunds were $0.6 billion, $1.1 billion and $1.1 billion for fiscal years 2018, 2017 and 2016, respectively.

ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statement of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction. As of August 31, 2018, unrecognized tax benefits of $482 million were reported as long-term liabilities on the Consolidated Balance Sheets while $61 million were reported as current tax liabilities. Both of these amounts include interest and penalties, when applicable.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2018	2017	2016
Balance at beginning of year	$409	$269	$261
Gross increases related to tax positions in a prior period	123	151	21
Gross decreases related to tax positions in a prior period	(15)	(36)	(47)
Gross increases related to tax positions in the current period	29	33	68
Settlements with taxing authorities	(87)	(2)	(17)
Currency	—	(1)	(11)
Lapse of statute of limitations	(3)	(5)	(6)
Balance at end of year	$456	$409	$269

At August 31, 2018, 2017 and 2016, $331 million, $286 million and $237 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized. During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $24 million due to anticipated tax audit settlements and the expirations of statutes of limitations associated with tax positions related to multiple tax jurisdictions.

The Company recognizes interest and penalties in the income tax provision in its Consolidated Statements of Earnings. At August 31, 2018 and August 31, 2017, the Company had accrued interest and penalties of $87 million and $43 million, respectively. For the year ended August 31, 2018, the amount reported in income tax expense related to interest and penalties was $44 million.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various states and multiple foreign jurisdictions. It is generally no longer under audit examinations for U.S. federal income tax purposes for any years prior to fiscal 2014. With few exceptions, it is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2007. In foreign tax jurisdictions, the Company is generally no longer subject to examination by the tax authorities in Luxembourg prior to 2013, in Germany prior to 2014, in France prior to 2008 and in Turkey prior to 2014. With respect to the United Kingdom, a number of specific issues remain open to examination by the tax authorities back to 2000.

The Company has received tax holidays from Swiss cantonal income taxes relative to certain of its Swiss operations. The income tax holidays are expected to extend through September 2022. The holidays had a beneficial impact of $127 million and $142 million during fiscal 2018 and 2017, respectively. This benefit is primarily included as part of the foreign income taxed at non-U.S. rates line in the effective tax rate reconciliation table above.

At August 31, 2018, it is not practicable for the Company to determine the amount of the unrecognized deferred tax liability it has with respect to temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

Note 12. Stock compensation plans
The Walgreens Boots Alliance, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) which became effective in fiscal 2013, provides for incentive compensation to the Company’s non-employee directors, officers and employees and consolidates several previously existing equity compensation plans into a single plan.

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

Total stock-based compensation expense for fiscal 2018, 2017 and 2016 was $130 million, $91 million and $115 million, respectively. The recognized tax benefit was $43 million, $78 million and $21 million for fiscal 2018, 2017 and 2016, respectively. Unrecognized compensation cost related to non-vested awards at August 31, 2018 was $147 million, which will be recognized over three years.

Note 13. Retirement benefits
The Company sponsors several retirement plans, including defined benefit plans, defined contribution plans and a postretirement health plan.

Defined benefit pension plans (non-U.S. plans)
The Company has various defined benefit pension plans outside the United States. The principal defined benefit pension plan is the Boots Pension Plan (the “Boots Plan”), which covers certain employees in the United Kingdom. The Boots Plan is a funded final salary defined benefit plan providing pensions and death benefits to members. The Boots Plan was closed to future accrual effective July 1, 2010, with pensions calculated based on salaries up until that date. The Boots Plan is governed by a trustee board, which is independent of the Company. The plan is subject to a full funding actuarial valuation on a triennial basis.

The investment strategy of the principal defined benefit pension plan is to hold approximately 85% of its assets in a diverse portfolio which aims to broadly match the characteristics of the plan’s liabilities by investing in bonds, derivatives and other fixed income assets, with the remainder invested in predominantly return-seeking assets. Interest rate and inflation rate swaps are also employed to complement the role of fixed and index-linked bond holdings in liability risk management.

The following tables present classes of defined benefit pension plan assets by fair value hierarchy (in millions):

	August 31, 2018	Level 1	Level 2	Level 3
Equity securities:
Equity securities[1]	$1,030	$—	$1,030	$—

Debt securities:
Fixed interest government bonds[2]	901	—	901	—
Index linked government bonds[2]	2,880	—	2,880	—
Corporate bonds[3]	2,542	—	2,536	6

Real estate:
Real estate[4]	501	—	—	501

Other:
Other investments[5]	822	64	531	227

Total	$8,676	$64	$7,878	$734

	August 31, 2017	Level 1	Level 2	Level 3
Equity securities:
Equity securities[1]	$956	$—	$956	$—

Debt securities:
Fixed interest government bonds[2]	217	—	217	—
Index linked government bonds[2]	3,354	—	3,354	—
Corporate bonds[3]	3,251	—	3,251	—

Real estate:
Real estate[4]	461	—	—	461

Other:
Other investments[5]	741	58	583	100

Total	$8,980	$58	$8,361	$561

[1]
Equity securities, which mainly comprise investments in commingled funds, are valued based on quoted prices and are primarily exchange-traded. Securities for which official close or last trade pricing on an active exchange is available are classified as Level 1 investments. If closing prices are not available, or the investments are in a commingled fund, securities are valued at the last quoted bid price and typically are categorized as Level 2 investments.

[2]
Debt securities: government bonds comprise fixed interest and index linked bonds issued by central governments and are valued based on quotes received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type, as well as dealer-supplied prices. Government bonds are classified as Level 2 investments.

[3]	Debt securities: corporate bonds comprise bonds issued by corporations in both segregated and commingled funds
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

[4]
Real estate comprises investments in certain property funds which are valued based on the underlying properties. These properties are valued using a number of standard industry techniques such as cost, discounted cash flows, independent appraisals and market based comparable data. Real estate investments are categorized as Level 3 investments. Changes in

Level 3 investments during fiscal 2018 were driven by actual return on plan assets still held at August 31, 2018 and purchases during the year.

[5]
Other investments mainly comprise cash and cash equivalents, derivatives and direct private placements. Cash is categorized as a Level 1 investment and cash in commingled funds is categorized as Level 2 investments. Cash equivalents are valued using observable yield curves, discounting and interest rates and are categorized as Level 2 investments. Derivatives which are exchange-traded and for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market, or exchange on which they are traded, and are categorized as Level 1 investments. Over-the-counter derivatives typically are valued by independent pricing services and are categorized as Level 2 investments. Direct private placements are typically bonds valued by reference to comparable bonds and are categorized as Level 3 investments. Changes in Level 3 investments during fiscal 2018 were primarily driven by purchases during the year.

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Boots and other pension plans
	2018	2017	2016
Service costs	$5	$5	$4
Interest costs	193	174	308
Expected returns on plan assets/other	(209)	(146)	(249)
Total net periodic pension (income) cost	$(11)	$33	$63

Change in benefit obligations for the defined benefit pension plans (in millions):

	2018	2017
Benefit obligation at beginning of year	$8,880	$9,463
Service costs	5	5
Interest costs	193	174
Amendments/other	(4)	(11)
Net actuarial gain	(466)	(295)
Benefits paid	(398)	(298)
Currency translation adjustments	83	(158)
Benefit obligation at end of year	$8,293	$8,880

Change in plan assets for the defined benefit pension plans (in millions):

	2018	2017
Plan assets at fair value at beginning of year	$8,980	$9,428
Employer contributions	65	70
Benefits paid	(398)	(298)
Return on assets/other	(55)	(52)
Currency translation adjustments	84	(168)
Plan assets at fair value at end of year	$8,676	$8,980

Amounts recognized in the Consolidated Balance Sheets (in millions):

	2018	2017
Other non-current assets	$554	$278
Accrued expenses and other liabilities	(7)	(7)
Other non-current liabilities	(164)	(171)
Net asset (liability) recognized at end of year	$383	$100

Cumulative pre-tax amounts recognized in accumulated other comprehensive (income) loss (in millions):

	2018	2017
Net actuarial (gain) loss	$(27)	$171

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans, including accumulated benefit obligations in excess of plan assets, at August 31 were as follows (in millions):

	2018	2017
Projected benefit obligation	$8,293	$8,880
Accumulated benefit obligation	8,285	8,861
Fair value of plan assets	8,676	8,980

Estimated future benefit payments for the next 10 years from defined benefit pension plans to participants are as follows (in millions):

Estimated future benefit payments
2019	$396
2020	259
2021	271
2022	287
2023	302
2024-2028	1,699

The assumptions used in accounting for the defined benefit pension plans were as follows:

	2018	2017
Weighted-average assumptions used to determine benefit obligations
Discount rate	2.67%	2.41%
Rate of compensation increase	2.68%	2.83%

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	2.12%	2.16%
Expected long-term return on plan assets	2.27%	1.69%
Rate of compensation increase	2.64%	2.44%

Based on current actuarial estimates, the Company plans to make contributions of $29 million to its defined benefit pension plans in fiscal 2019 and expects to make contributions beyond 2019, which will vary based upon many factors, including the performance of the defined benefit pension plan assets.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is approved annually by the Walgreen Co. Board of Directors and reviewed by the Compensation Committee and Finance Committee of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $217 million, $221 million and $226 million in fiscal 2018, 2017 and 2016, respectively. The Company’s contributions were $366 million, $220 million and $225 million in fiscal 2018, 2017 and 2016, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized in the Consolidated Statement of Earnings was $142 million in fiscal 2018, $112 million in fiscal 2017 and $130 million in fiscal 2016.

Postretirement healthcare plan

The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. An amendment to this plan during the fourth quarter of fiscal 2018 resulted in a reduction in the benefit plan obligation of $201 million and the recognition of a curtailment gain of $112 million. An amendment during the third quarter of fiscal 2017 resulted in the recognition of a curtailment gain of $109 million. The Company’s postretirement health benefit plan obligation was $146 million and $361 million in fiscal 2018 and 2017 respectively and is not funded. The expected benefit to be paid net of the estimated federal subsidy during fiscal year 2019 is $11 million.

Note 14. Capital stock
In connection with the Company’s capital policy, the Board of Directors has authorized share repurchase programs. In April 2017, Walgreens Boots Alliance authorized a stock repurchase program (the “April 2017 stock repurchase program”), which authorized the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. In May 2017, the Company completed the April 2017 stock repurchase program, purchasing 11.8 million shares. In June 2017, Walgreens Boots Alliance authorized a new stock repurchase program, which authorized the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018, which authorization was increased by an additional $1.0 billion in October 2017 (as expanded, the “June 2017 stock repurchase program”). The June 2017 stock repurchase program was completed in October 2017. In June 2018, Walgreens Boots Alliance authorized a new stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock, which program has no specified expiration date. The Company purchased 72 million and 59 million shares under stock repurchase programs in fiscal 2018 and 2017 at a cost of $4.9 billion and $4.8 billion, respectively.

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

In addition, the Company continued to repurchase shares to support the needs of the employee stock plans. Shares totaling $289 million were purchased to support the needs of the employee stock plans during fiscal 2018 as compared to $457 million and $1 billion in fiscal 2017 and fiscal 2016, respectively. At August 31, 2018, 33 million shares of common stock were reserved for future issuances under the Company’s various employee benefit plans.

Note 15. Accumulated other comprehensive income (loss)
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for fiscal 2018, 2017 and 2016 (in millions):

	Pension/post-retirement obligations	Unrecognized gain (loss) on available-for- sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2015	$29	$259	$(40)	$—	$(462)	$(214)
Other comprehensive income (loss) before reclassification adjustments	(303)	(148)	—	(1)	(2,279)	(2,731)
Amounts reclassified from accumulated OCI	—	(268)	5	—	(3)	(266)
Tax benefit (provision)	62	159	(2)	—	—	219
Net other comprehensive income (loss)	(241)	(257)	3	(1)	(2,282)	(2,778)
Balance at August 31, 2016	$(212)	$2	$(37)	$(1)	$(2,744)	$(2,992)
Other comprehensive income (loss) before reclassification adjustments	(34)	(2)	—	(1)	(133)	(170)
Amounts reclassified from accumulated OCI[1]	109	—	5	—	—	114
Tax benefit (provision)	(2)	—	(1)	—	—	(3)
Net other comprehensive income (loss)	73	(2)	4	(1)	(133)	(59)
Balance at August 31, 2017	$(139)	$—	$(33)	$(2)	$(2,877)	$(3,051)
Other comprehensive income (loss) before reclassification adjustments	417	—	—	(4)	(207)	206
Amounts reclassified from accumulated OCI[1]	(120)	—	4	11	8	(97)
Tax benefit (provision)	(57)	—	(1)	(2)	—	(60)
Net other comprehensive income (loss)	240	—	3	5	(199)	49
Balance at August 31, 2018	$101	$—	$(30)	$3	$(3,076)	$(3,002)

[1]	Includes amendment to U.S. postretirement healthcare plan resulting in a curtailment gain. See note 13, retirement benefits.

Note 16. Segment reporting
The Company has aligned its operations into three reportable segments: Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s operating segments. The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources, therefore the total asset disclosure by segment has not been included.

•
The Retail Pharmacy USA segment consists of the Walgreens business, which includes the operation of retail drugstores, convenient care clinics and mail and central specialty pharmacy services. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty and personal care and consumables and general merchandise.

•
The Retail Pharmacy International segment consists of pharmacy-led health and beauty retail businesses and optical practices. These businesses include Boots branded stores in the United Kingdom, Thailand, Norway, the Republic of Ireland and the Netherlands, Benavides in Mexico and Ahumada in Chile. Sales for the segment are principally derived from the sale of prescription drugs and health and wellness, beauty and personal care and other consumer products.

•
The Pharmaceutical Wholesale segment consists of the Alliance Healthcare pharmaceutical wholesaling and distribution businesses and an equity method investment in AmerisourceBergen. Wholesale operations are located in the United Kingdom, Germany, France, Turkey, Spain, the Netherlands, Egypt, Norway, Romania, Czech Republic and Lithuania. Sales for the segment are principally derived from the wholesaling and distribution of a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, health and beauty products, home healthcare supplies and equipment and related services to pharmacies and other healthcare providers.

The results of operations for each reportable segment includes procurement benefits and an allocation of corporate-related overhead costs. The “Eliminations” column contains items not allocable to the reportable segments, as the information is not utilized by the chief operating decision maker to assess segment performance and allocate resources.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
For the year ended August 31, 2018
Sales to external customers	$98,392	$12,281	$20,864	$—	$131,537
Intersegment sales	—	—	2,142	(2,142)	—
Sales	$98,392	$12,281	$23,006	$(2,142)	$131,537

Adjusted operating income	$5,923	$947	$934	$—	$7,804

Depreciation and amortization	$1,196	$419	$155	$—	$1,770
Additions to property, plant and equipment	1,022	241	104	—	1,367

For the year ended August 31, 2017
Sales to external customers	$87,302	$11,813	$19,099	$—	$118,214
Intersegment sales	—	—	2,089	(2,089)	—
Sales	$87,302	$11,813	$21,188	$(2,089)	$118,214

Adjusted operating income	$5,707	$909	$924	$—	$7,540

Depreciation and amortization	$1,090	$414	$150	$—	$1,654
Additions to property, plant and equipment	860	384	107	—	1,351

For the year ended August 31, 2016
Sales to external customers	$83,802	$13,256	$20,293	$—	$117,351
Intersegment sales	—	—	2,278	(2,278)	—
Sales	$83,802	$13,256	$22,571	$(2,278)	$117,351

Adjusted operating income	$5,357	$1,155	$708	$(12)	$7,208

Depreciation and amortization	$1,134	$401	$166	$17	$1,718
Additions to property, plant and equipment	777	444	104	—	1,325

The following table reconciles adjusted operating income to operating income (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
For the year ended August 31, 2018
Adjusted operating income	$5,923	$947	$934	$—	$7,804
Acquisition-related amortization					(448)
Certain legal and regulatory accruals and settlements[1]					(284)
Acquisition-related costs					(231)
Adjustments to equity earnings in AmerisourceBergen					(175)
Store optimization					(100)
LIFO provision					(84)
Hurricane-related costs					(83)
Asset recovery					15
Operating income					$6,414

For the year ended August 31, 2017
Adjusted operating income	$5,707	$909	$924	$—	$7,540
Acquisition-related amortization					(332)
Acquisition-related costs					(474)
Adjustments to equity earnings in AmerisourceBergen					(187)
LIFO provision					(166)
Cost transformation					(835)
Asset recovery					11
Operating income					$5,557

For the year ended August 31, 2016
Adjusted operating income	$5,357	$1,155	$708	$(12)	$7,208
Acquisition-related amortization					(369)
Certain legal and regulatory accruals and settlements					(47)
Acquisition-related costs					(102)
Adjustments to equity earnings in AmerisourceBergen					(21)
LIFO provision					(214)
Cost transformation					(424)
Asset recovery					(30)
Operating income					$6,001

[1]
Beginning in the quarter ended August 31, 2018, management reviewed and refined its practice to include all charges related to the matters included in certain legal and regulatory accruals and settlements. This non-GAAP measure is presented on a consistent basis for fiscal year 2018.

No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. In fiscal 2018, substantially all of our retail pharmacy sales were to customers covered by third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. Three third-party payers, in the Retail Pharmacy USA segment, in the aggregate accounted for approximately 32% of the Company’s consolidated sales in fiscal 2018. No third-party payer accounted for more than 10% of the Company’s consolidated sales in fiscal 2017 or fiscal 2016.

Geographic data for sales is as follows (in millions):

	2018	2017	2016
United States of America	$98,392	$87,302	$83,802
United Kingdom	13,297	12,552	14,081
Europe (excluding the United Kingdom)	17,594	16,224	16,793
Other	2,254	2,136	2,675
Sales	$131,537	$118,214	$117,351

Geographic data for long-lived assets, defined as property, plant and equipment, is as follows (in millions):

	2018	2017
United States of America	$10,678	$10,344
United Kingdom	2,458	2,502
Europe (excluding the United Kingdom)	576	616
Other	199	180
Total long-lived assets	$13,911	$13,642

Note 17. Related parties
The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations. Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Related party transactions with AmerisourceBergen (in millions):

	2018	2017	2016
Purchases, net	$53,161	$43,571	$41,889

Trade accounts payable, net	$6,274	$4,384	$3,456

Note 18. Supplementary financial information

Summary of Quarterly Results (Unaudited)
(in millions, except per share amounts)

	Quarter ended
	November	February	May	August	Fiscal year
Fiscal 2018
Sales	$30,740	$33,021	$34,334	$33,442	$131,537
Gross profit	7,341	8,096	7,780	7,575	30,792
Net earnings attributable to Walgreens Boots Alliance, Inc.	821	1,349	1,342	1,512	5,024

Net earnings per common share:
Basic	$0.82	$1.36	$1.35	$1.55	$5.07
Diluted	0.81	1.36	1.35	1.55	5.05

Cash dividends declared per common share	$0.400	$0.400	$0.400	$0.440	$1.640

Fiscal 2017
Sales	$28,501	$29,446	$30,118	$30,149	$118,214
Gross profit	7,116	7,561	7,145	7,340	29,162
Net earnings attributable to Walgreens Boots Alliance, Inc.	1,054	1,060	1,162	802	4,078

Net earnings per common share:
Basic	$0.97	$0.98	$1.08	$0.76	$3.80
Diluted	0.97	0.98	1.07	0.76	3.78

Cash dividends declared per common share	$0.375	$0.375	$0.375	$0.400	$1.525

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

Additionally, the scope of management’s evaluation of the effectiveness of internal control over financial reporting did not include the internal control over financial reporting of the acquisition of certain Rite Aid assets (“Rite Aid”) as described in note 2, acquisitions, to the Consolidated Financial Statements. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a business may be omitted from management’s report on internal control over financial reporting for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2018. The acquisition of certain Rite Aid assets represented approximately 4% of the Company’s total assets as of August 31, 2018 after excluding goodwill and intangible assets recorded and 4% of the Company’s net sales for the year ended August 31, 2018.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2018. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting, as stated in its report which is included herein.

/s/	Stefano Pessina	/s/	James Kehoe
	Stefano Pessina		James Kehoe
	Executive Vice Chairman and Chief Executive Officer		Executive Vice President and Global Chief Financial Officer

October 11, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreens Boots Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Walgreens Boots Alliance, Inc. and subsidiaries (the "Company") as of August 31, 2018 and 2017, the related Consolidated Statements of Earnings, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended August 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 11, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 11, 2018

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreens Boots Alliance, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Walgreens Boots Alliance, Inc. and subsidiaries (the “Company”) as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2018, of the Company and our report dated October 11, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control, management excluded from its assessment the internal control over financial reporting of certain assets acquired from Rite Aid Corporation (“Rite Aid”) which were acquired during the year ended August 31, 2018. The certain assets acquired from Rite Aid represented approximately 4% of the Company’s total assets as of August 31, 2018 after excluding goodwill and intangible assets recorded and 4% of the Company’s net sales for the year ended August 31, 2018. Accordingly, our audit did not include the internal control over financial reporting for the certain assets acquired from Rite Aid.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 11, 2018

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A.  Controls and procedures
Evaluation of disclosure controls and procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the end of the period covered by this report, the Company had acquired 1,932 stores from Rite Aid. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired Rite Aid stores. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2018. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended August 31, 2018 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the acquisition of Rite Aid stores, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, the Company will continue to review such internal controls and processes and may take further steps to integrate such controls and processes with those of the Company.

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

(1)
Financial statements. The following financial statements, supplementary data and reports of independent public accountants appear in part II, item 8 of this Form 10-K and are incorporated herein by reference.

Consolidated Balance Sheets at August 31, 2018 and 2017
Consolidated Statements of Equity, Earnings, Comprehensive Income and Cash Flows for the years ended August 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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
10.1	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 1, 2016).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.2	Walgreens Boots Alliance, Inc. 2011 Cash-Based Incentive Plan (as amended and restated effective July 1, 2016).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.3	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 19, 2018.
10.4	Form of Performance Share Award agreement (effective October 2017).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.

10.5	Form of Performance Share Award agreement (effective October 2015).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.6	Form of Stock Option Award agreement (effective October 2017).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.7	Form of Stock Option Award agreement (effective July 2016).	Incorporated by reference to Exhibit 10.8 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.8	Form of Stock Option Award agreement (effective October 2015).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.9	Form of Performance Share Award agreement for CEO (November 2017).
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 (File No. 1-36759) filed with the SEC on January 4, 2018.

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

10.12	Form of Stock Option Award agreement for CEO (November 2017).
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 (File No. 1-36759) filed with the SEC on January 4, 2018.

10.13	Form of Stock Option Award agreement for CEO (November 2016).
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 (File No. 1-36759) filed with the SEC on January 5, 2017.

10.14	Form of Stock Option Award agreement for CEO (February 2016).
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 (File No. 1-36759) filed with the SEC on April 5, 2016.

10.15	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2017).
Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 (File No. 1-36759) filed with the SEC on January 4, 2018.

10.16	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2016).
Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 (File No. 1-36759) filed with the SEC on January 5, 2017.

10.17	Form of Restricted Stock Unit Award agreement for Executive Chairman (February 2016).
Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 (File No. 1-36759) filed with the SEC on April 5, 2016.

10.18	Form of Restricted Stock Unit Award agreement for James Kehoe (June 2018).	Filed herewith.
10.19	Form of Amendment to Stock Option Award agreements.	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (File No. 1-00604) filed with the SEC on October 20, 2014.
10.20	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

10.21	Form of Stock Option Award agreement under UK Sub-plan (effective October 2015).	Incorporated by reference to Exhibit 10.17 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.22	Form of Stock Option Award agreement under UK Sub-plan (effective July 2016).	Incorporated by reference to Exhibit 10.23 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.23	Form of Stock Option Award agreement under UK Sub-plan (effective October 2017).	Incorporated by reference to Exhibit 10.24 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.24	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.
10.25	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).
10.26	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.
10.27	Form of Restricted Stock Unit Award Agreement (August 15, 2011 grants).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).
10.28	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.
10.29	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).
10.30	Amendment to the Walgreen Co. 2002 et. al. Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).
10.31	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).
10.32	Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.
10.33	Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.
10.34	Walgreens Boots Alliance, Inc. Executive Deferred Profit-Sharing Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
10.35	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).
10.36	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).
10.37	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).
10.38	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

10.39	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.
Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.40	Offer letter agreement dated as of March 6, 2018 between James Kehoe and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.
10.41	Employment Agreement between Alliance UniChem Plc and George Fairweather, dated March 28, 2002.
Incorporated by reference to Exhibit 10.14 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.42	Agreement between Alliance Boots plc and George Fairweather, dated July 31, 2006.
Incorporated by reference to Exhibit 10.15 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.43	Contract amendment dated as of March 6, 2018 between George Fairweather and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.
10.44	Corporate Travel and Expense Support letter Agreement between Walgreens Boots Alliance, Inc. and George Fairweather, dated October 28, 2015.	Incorporated by reference to Exhibit 10.54 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.45	Employment Agreement between Alliance UniChem Services Limited and Marco Pagni, dated June 1, 2005.
Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.46	Amendment, dated as of September 4, 2018, to Employment Agreement with Marco Pagni.	Filed herewith.
10.47	Letter Agreement with Marco Pagni, dated May 14, 2012.
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

10.55	Amendment, dated as of August 14, 2018, to Services Agreement with Ken Murphy.	Filed herewith.
10.56	drugstore.com, inc., 2008 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 99.2 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.
10.57	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy	Incorporated by reference to Exhibit 10.68 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.58	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.59	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.	Incorporated by reference to Exhibit 10.53 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.60	Extension, dated January 27, 2016, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2016.
10.61	Extension, dated as of March 27, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).
Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 (File No. 1-36759) filed with the SEC on April 5, 2017.

10.62	Extension, dated as of July 13, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.62 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.63	Assignment Letter between Ken Murphy and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.63 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.64	Offer letter agreement between Kimberly R. Scardino and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on August 4, 2015.
10.65	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
10.66	Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.67	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.68
Revolving Credit Agreement, dated as of August 29, 2018, by and among Walgreens Boots Alliance, Inc., the lenders and letter of credit issuers from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the joint lead arrangers, joint bookrunners and co-syndication.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on August 30, 2018.
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

WALGREENS BOOTS ALLIANCE, INC.

October 11, 2018	By:	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stefano Pessina	Executive Vice Chairman and Chief Executive Officer (Principal Executive Officer) and Director	October 11, 2018
Stefano Pessina

/s/ James Kehoe	Executive Vice President and Global Chief Financial Officer (Principal Financial Officer)	October 11, 2018
James Kehoe

/s/ Kimberly R. Scardino	Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	October 11, 2018
Kimberly R. Scardino

/s/ James A. Skinner	Executive Chairman	October 11, 2018
James A. Skinner

/s/ José E. Almeida	Director	October 11, 2018
José E. Almeida

/s/ Janice M. Babiak	Director	October 11, 2018
Janice M. Babiak

/s/ David J. Brailer	Director	October 11, 2018
David J. Brailer

/s/ William C. Foote	Director	October 11, 2018
William C. Foote

/s/ Ginger L. Graham	Director	October 11, 2018
Ginger L. Graham

/s/ John A. Lederer	Director	October 11, 2018
John A. Lederer

/s/ Dominic P. Murphy	Director	October 11, 2018
Dominic P. Murphy

/s/ Leonard D. Schaeffer	Director	October 11, 2018
Leonard D. Schaeffer

/s/ Nancy M. Schlichting	Director	October 11, 2018
Nancy M. Schlichting

INDEX

Exhibit No.	Description
10.18	Form of Restricted Stock Unit Award agreement for James Kehoe (June 2018).

10.46	Amendment, dated as of September 4, 2018, to Employment Agreement with Marco Pagni.

10.55	Amendment, dated as of August 14, 2018, to Services Agreement with Ken Murphy.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document