Form 10-Q
period 2018-11-30
Walgreens Boots Alliance, Inc.
filed 2018-12-20
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ____________ to ____________
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
Yes ☐        No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 30, 2018 was 943,444,736.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	November 30, 2018	August 31, 2018
Assets
Current assets:
Cash and cash equivalents	$980	$785
Accounts receivable, net	7,144	6,573
Inventories	10,976	9,565
Other current assets	983	923
Total current assets	20,083	17,846
Non-current assets:
Property, plant and equipment, net	13,821	13,911
Goodwill	16,809	16,914
Intangible assets, net	11,584	11,783
Equity method investments (see note 5)	6,570	6,610
Other non-current assets	1,074	1,060
Total non-current assets	49,858	50,278
Total assets	$69,941	$68,124

Liabilities and equity
Current liabilities:
Short-term debt	$4,344	$1,966
Trade accounts payable (see note 16)	14,660	13,566
Accrued expenses and other liabilities	5,484	5,862
Income taxes	611	273
Total current liabilities	25,099	21,667
Non-current liabilities:
Long-term debt	11,646	12,431
Deferred income taxes	1,793	1,815
Other non-current liabilities	5,140	5,522
Total non-current liabilities	18,579	19,768
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at November 30, 2018 and August 31, 2018	12	12
Paid-in capital	10,522	10,493
Retained earnings	34,168	33,551
Accumulated other comprehensive loss	(3,231)	(3,002)
Treasury stock, at cost; 229,068,882 shares at November 30, 2018 and 220,380,200 at August 31, 2018	(15,862)	(15,047)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	25,609	26,007
Noncontrolling interests	654	682
Total equity	26,263	26,689
Total liabilities and equity	$69,941	$68,124

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three months ended November 30, 2018 and 2017
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2018	952,133,418	$12	$(15,047)	$10,493	$(3,002)	$33,551	$682	$26,689
Net earnings	—	—	—	—	—	1,123	(23)	1,100
Other comprehensive income (loss), net of tax	—	—	—	—	(229)	—	(3)	(232)
Dividends declared ($0.440 per share)	—	—	—	—	—	(418)	(2)	(420)
Treasury stock purchases	(11,994,557)	—	(912)	—	—	—	—	(912)
Employee stock purchase and option plans	3,305,875	—	99	2	—	—	—	101
Stock-based compensation	—	—	—	27	—	—	—	27
Adoption of new accounting standards	—	—	—	—	—	(88)	—	(88)
November 30, 2018	943,444,736	$12	$(15,862)	$10,522	$(3,231)	$34,168	$654	$26,263

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2017	1,023,849,070	$12	$(9,971)	$10,339	$(3,051)	$30,137	$808	$28,274
Net earnings	—	—	—	—	—	821	1	822
Other comprehensive income, net of tax	—	—	—	—	508	—	14	522
Dividends declared ($0.400 per share)	—	—	—	—	—	(398)	—	(398)
Treasury stock purchases	(34,499,913)	—	(2,525)	—	—	—	—	(2,525)
Employee stock purchase and option plans	1,097,257	—	37	(5)	—	—	—	32
Stock-based compensation	—	—	—	25	—	—	—	25
Noncontrolling interests contribution	—	—	—	—	—	—	4	4
November 30, 2017	990,446,414	$12	$(12,459)	$10,359	$(2,543)	$30,560	$827	$26,756

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended November 30,
	2018	2017
Sales	$33,793	$30,740
Cost of sales	26,152	23,399
Gross profit	7,641	7,341

Selling, general and administrative expenses	6,280	5,910
Equity earnings (loss) in AmerisourceBergen	39	(112)
Operating income	1,400	1,319

Other income (expense)	26	(134)
Earnings before interest and income tax provision	1,427	1,185

Interest expense, net	161	149
Earnings before income tax provision	1,265	1,036
Income tax provision	180	227
Post tax earnings from other equity method investments	15	13
Net earnings	1,100	822
Net earnings (loss) attributable to noncontrolling interests	(23)	1
Net earnings attributable to Walgreens Boots Alliance, Inc.	$1,123	$821

Net earnings per common share:
Basic	$1.18	$0.82
Diluted	$1.18	$0.81

Weighted average common shares outstanding:
Basic	948.2	1,006.1
Diluted	951.4	1,011.1

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2018	2017
Comprehensive income:
Net earnings	$1,100	$822

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(4)	—
Unrealized gain on hedges	3	—
Share of other comprehensive income of equity method investments	1	2
Currency translation adjustments	(232)	520
Total other comprehensive income (loss)	(232)	522
Total comprehensive income	868	1,344

Comprehensive income (loss) attributable to noncontrolling interests	(26)	15
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$894	$1,329

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$1,100	$822
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	490	416
Deferred income taxes	24	(63)
Stock compensation expense	27	25
Equity (earnings) loss from equity method investments	(54)	99
Other	97	152
Changes in operating assets and liabilities:
Accounts receivable, net	(515)	(362)
Inventories	(1,424)	(1,018)
Other current assets	(83)	(154)
Trade accounts payable	1,097	1,043
Accrued expenses and other liabilities	(341)	(216)
Income taxes	94	246
Other non-current assets and liabilities	(54)	13
Net cash provided by operating activities	460	1,003

Cash flows from investing activities:
Additions to property, plant and equipment	(470)	(378)
Proceeds from sale of other assets	30	13
Business, investment and asset acquisitions, net of cash acquired	(200)	(265)
Other	5	31
Net cash used for investing activities	(635)	(599)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	1,067	1,026
Proceeds from debt	1,085	110
Payments of debt	(545)	(92)
Stock purchases	(912)	(2,525)
Proceeds related to employee stock plans	101	32
Cash dividends paid	(422)	(413)
Other	16	5
Net cash provided by (used for) financing activities	390	(1,857)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	29
Changes in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	208	(1,424)
Cash, cash equivalents and restricted cash at beginning of period	975	3,496
Cash, cash equivalents and restricted cash at end of period	$1,183	$2,072

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

The Consolidated Condensed Financial Statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

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

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding.

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

As of November 30, 2018, the Company had not completed the analysis to assign fair values for certain intangible assets acquired and liabilities assumed for the acquired stores, and therefore the purchase price allocation has not been finalized as the Company is awaiting additional information to complete its assessment. During the three months ended November 30, 2018, the Company recorded certain measurement period adjustments based on additional information primarily to other non-current liabilities, intangible assets and deferred income taxes, which did not have a material impact on goodwill. The following table summarizes the consideration for the preliminary amounts of identified assets acquired and liabilities assumed for purchase of 1,932 stores as of November 30, 2018.

Consideration	$4,330

Identifiable assets acquired and liabilities assumed
Inventories	$1,171
Property, plant and equipment	490
Intangible assets	2,039
Accrued expenses and other liabilities	(55)
Deferred income taxes	293
Other non-current liabilities	(937)
Total identifiable net assets	3,001
Goodwill	$1,329

The preliminary identified definite-lived intangible assets were as follows:

Definite-lived intangible assets	Weighted-average useful life (in years)	Amount (in millions)
Customer relationships	12	$1,800
Favorable lease interests	10	219
Trade names	2	20
Total		$2,039

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

The goodwill of $1,329 million arising from the business combinations primarily reflects the expected operational synergies and cost savings generated from the Store Optimization Program as well as the expected growth from new customers. See note 3, exit and disposal activities, for additional information. The goodwill was allocated to the Retail Pharmacy USA segment. Substantially all of the goodwill recognized is expected to be deductible for income tax purposes.

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

Assuming stores acquired during the three months ended November 30, 2017 were purchased at the beginning of the comparable period presented, pro forma net earnings and sales of the Company would not be materially different from the comparable period results reported. The acquired stores did not have a material impact on net earnings or sales of the Company for the three months ended November 30, 2017.

The Company acquired the first distribution center and related inventory for cash consideration of $61 million during the three months ended November 30, 2018. The transition of the remaining two distribution centers and related inventory remains subject to closing conditions set forth in the amended and restated asset purchase agreement.

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

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $350 million, including costs associated with lease obligations and other real estate costs, employee severance and other exit costs, compared to the Company's previously stated expectation of $450 million. The Company expects to incur pre-tax charges of approximately $160 million for lease obligations and other real estate costs and approximately $190 million for employee severance and other exit costs. The Company estimates that substantially all of these cumulative pre-tax charges will result in cash expenditures.

Since approval of the Store Optimization Program, the Company has recognized cumulative pre-tax charges to its financial results in accordance with generally accepted accounting principles in the United States of America ("GAAP") totaling $120 million, which were recorded within selling, general and administrative expenses. These charges included $12 million related to lease obligations and other real estate costs and $108 million in employee severance and other exit costs.

Costs related to the Store Optimization Program for the three months ended November 30, 2018 were as follows:

Three months ended November 30, 2018
Lease obligations and other real estate costs	$(7)
Employee severance and other exit costs	27
Total costs	$20

The changes in liabilities related to the Store Optimization Program for the three months ended November 30, 2018 include the following (in millions):

	Lease obligations and other real estate costs	Employee severance and other exit costs	Total
Balance at August 31, 2018	$308	$21	$329
Costs	(7)	27	20
Payments	(47)	(34)	(81)
Other - non cash[1]	86	1	87
Balance at November 30, 2018	$340	$15	$355

[1]	Primarily represents unfavorable lease liabilities from acquired Rite Aid stores.

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

The changes in liabilities related to the Cost Transformation Program include the following (in millions):

	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2018	$414	$7	$421
Payments	(21)	(1)	(22)
Other - non cash	5	—	5
Currency translation adjustments	—	1	1
Balance at November 30, 2018	$398	$7	$405

Note 4. Operating leases
During the three months ended November 30, 2018, the Company recorded charges of $13 million for facilities that were closed or relocated. This compares to $39 million for the three months ended November 30, 2017. These charges are reported in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	For the three months ended November 30, 2018	For the twelve months ended August 31, 2018
Balance at beginning of period	$964	$718
Provision for present value of non-cancellable lease payments on closed facilities	(3)	52
Changes in assumptions	(2)	19
Accretion expense	18	58
Other - non cash[1]	77	338
Cash payments, net of sublease income	(84)	(221)
Balance at end of period	$970	$964

[1]	Represents unfavorable lease liabilities from acquired Rite Aid stores.

Note 5. Equity method investments
Equity method investments as of November 30, 2018 and August 31, 2018, were as follows (in millions, except percentages):

	November 30, 2018		August 31, 2018
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,156	27%	$5,138	26%
Others	1,414	8% - 50%	1,472	8% - 50%
Total	$6,570		$6,610

AmerisourceBergen Corporation (“AmerisourceBergen”) investment
As of November 30, 2018 and August 31, 2018, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 27% and 26% of the outstanding AmerisourceBergen common stock, respectively. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at November 30, 2018 was $5.1 billion.

As of November 30, 2018, the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; its investment in Sinopharm Holding Guoda Drugstores Co., Ltd., the Company's retail pharmacy investment in China and the Company's investment in Option Care Inc. in the U.S.

The Company reported $15 million and $13 million of post-tax equity earnings from other equity method investments, including equity method investments classified as operating, for the three months ended November 30, 2018 and 2017, respectively.

Note 6. Goodwill and other intangible assets
Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2018	$10,483	$3,370	$3,061	$16,914
Acquisitions	6	—	—	6
Currency translation adjustments	—	(64)	(47)	(111)
November 30, 2018	$10,489	$3,306	$3,014	$16,809

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	November 30, 2018	August 31, 2018
Gross amortizable intangible assets
Customer relationships and loyalty card holders	$4,291	$4,235
Favorable lease interests and non-compete agreements	668	680
Trade names and trademarks	478	489
Purchasing and payer contracts	390	390
Total gross amortizable intangible assets	5,827	5,794

Accumulated amortization
Customer relationships and loyalty card holders	$1,067	$997
Favorable lease interests and non-compete agreements	370	359
Trade names and trademarks	217	206
Purchasing and payer contracts	85	78
Total accumulated amortization	1,739	1,640
Total amortizable intangible assets, net	$4,088	$4,154

Indefinite-lived intangible assets
Trade names and trademarks	$5,460	$5,557
Pharmacy licenses	2,036	2,072
Total indefinite-lived intangible assets	$7,496	$7,629

Total intangible assets, net	$11,584	$11,783

Amortization expense for intangible assets was $134 million and $96 million for the three months ended November 30, 2018 and 2017, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at November 30, 2018 is as follows (in millions):

	2020	2021	2022	2023	2024
Estimated annual amortization expense	$460	$410	$390	$357	$339

Note 7. Debt
Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	November 30, 2018	August 31, 2018
Short-term debt [1]
Commercial paper	$1,855	$430
Credit facilities [2]	500	999
$8 billion note issuance [3,4]
2.700% unsecured notes due 2019	1,248	—
$1 billion note issuance [3,5]
5.250% unsecured notes due 2019 [6]	249	249
Other [7]	492	288
Total short-term debt	$4,344	$1,966

Long-term debt [1]
$6 billion note issuance [3,4]
3.450% unsecured notes due 2026	$1,889	$1,888
4.650% unsecured notes due 2046	590	590
$8 billion note issuance [3,4]
2.700% unsecured notes due 2019	—	1,248
3.300% unsecured notes due 2021	1,245	1,245
3.800% unsecured notes due 2024	1,990	1,990
4.500% unsecured notes due 2034	495	495
4.800% unsecured notes due 2044	1,492	1,492
£700 million note issuance [3,4]
2.875% unsecured Pound sterling notes due 2020	508	517
3.600% unsecured Pound sterling notes due 2025	381	387
€750 million note issuance [3,4]
2.125% unsecured Euro notes due 2026	846	868
$4 billion note issuance [3,5]
3.100% unsecured notes due 2022	1,196	1,196
4.400% unsecured notes due 2042	492	492
Credit facilities [2]	500	—
Other [8]	22	23
Total long-term debt, less current portion	$11,646	$12,431

[1]
Carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt has been translated using the spot rates at November 30, 2018 and August 31, 2018 respectively.

[2]
Credit facilities include debt outstanding under the February 2017 Revolving Credit Agreement, the August 2017 Revolving Credit Agreement and the November 2018 Credit Agreement, which are described in more detail below.

[3]
The $6 billion, $8 billion, £0.7 billion, €0.75 billion, $4 billion and $1 billion note issuances as of November 30, 2018 had fair values and carrying values of $2.3 billion and $2.5 billion, $6.3 billion and $6.5 billion, $0.9 billion and $0.9 billion, $0.9 billion and $0.8 billion, $1.6 billion and $1.7 billion, and $0.3 billion and $0.2 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the November 30, 2018 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of November 30, 2018.

[4]
Notes are unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding.

[5]
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

[6]	Includes interest rate swap fair market value adjustments. See note 9, fair value measurements, for additional fair value disclosures.

[7]	Other short-term debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.

[8]	Other long-term debt represents a mix of fixed and variable rate debt in various currencies with various maturities.

November 2018 Revolving and Term Loan Credit Agreement
On November 30, 2018, the Company entered into a credit agreement (the “November 2018 Credit Agreement”) with the lenders from time to time party thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. As of November 30, 2018, there were $1.0 billion borrowings outstanding under the November 2018 Credit Agreement.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to the extension thereof pursuant to the August 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of November 30, 2018, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

August 2017 Credit Agreements
On August 24, 2017, the Company entered into a $1.0 billion revolving credit agreement with the lenders from time to time party thereto (the “August 2017 Revolving Credit Agreement”) and a $1.0 billion term loan credit agreement with Sumitomo Mitsui Banking Corporation (the “2017 Term Loan Credit Agreement”). On November 30, 2018, in connection with the entrance into the November 2018 Credit Agreement, the Company terminated the 2017 Term Loan Credit Agreement in accordance with its terms and as of such date paid all amounts due in connection therewith.

The August 2017 Revolving Credit Agreement is an unsecured revolving credit facility with a facility termination date of the earlier of (a) January 31, 2019, subject to any extension thereof pursuant to the terms of the August 2017 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of November 30, 2018, there were no borrowings outstanding under the August 2017 Revolving Credit Agreement. The 2017 Term Loan Credit Agreement is an unsecured “multi-draw” term loan facility which would have matured on March 30, 2019. As of November 30, 2018, the Company had no borrowings outstanding under the 2017 Term Loan Credit Agreement.

February 2017 Revolving Credit Agreement
On February 1, 2017, the Company entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, the Company entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of November 30, 2018, there were no borrowings outstanding under the February 2017 Revolving Credit Agreement.

Debt covenants
Each of the Company’s credit facilities contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. Certain of the credit facilities provide for an increase in such ratio in certain conditions set forth in the applicable credit agreement. The credit facilities contain various other customary covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily short-term debt of $1.8 billion and $0.6 billion of commercial paper outstanding at a weighted average interest rate of 2.61% and 1.46% for the three months ended November 30, 2018 and 2017, respectively.

Interest
Interest paid was $237 million and $217 million for the three months ended November 30, 2018 and 2017, respectively.

Note 8. Financial instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

November 30, 2018	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$250	$2	Other current liabilities
Cross currency interest rate swaps	400	3	Other non-current assets
Cross currency interest rate swaps	100	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	2,476	65	Other current assets
Foreign currency forwards	816	5	Other current liabilities

August 31, 2018	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$250	$1	Other current liabilities
Foreign currency forwards	15	—	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	3,273	52	Other current assets
Foreign currency forwards	825	4	Other current liabilities

The Company uses interest rate swaps to manage the interest rate exposure associated with some of its fixed-rate debt and designates them as fair value hedges. From time to time, the Company uses forward starting interest rate swaps to hedge its interest rate exposure of some of its anticipated debt issuances.

The Company has non-U.S. dollar denominated net investments and uses foreign currency denominated financial instruments, specifically foreign currency derivatives and foreign currency denominated debt, to hedge its foreign currency risk.

The Company utilizes foreign currency forward contracts and other foreign currency derivatives to hedge significant committed and highly probable future transactions and cash flows denominated in currencies other than the functional currency of the Company or its subsidiaries.

Fair value hedges
The Company holds an interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread. The swap termination date coincide with the notes' maturity date, January 15, 2019. This swap was designated as a fair value hedge.

The gains and losses due to changes in fair value on the swap and on the hedged notes attributable to interest rate risk did not have a material impact on the Company’s Financial Statements. The changes in fair value of the Company’s debt that was swapped from fixed to variable rate and designated as fair value hedges are included in long-term debt on the Consolidated Condensed Balance Sheets (see note 7, debt).

Net investment hedges
The Company uses cross currency interest rate swaps as hedges of net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the currency translation adjustment within accumulated other comprehensive income (loss).

Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The income and (expense) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2018	2017
Foreign currency forwards	Selling, general and administrative expenses	$45	$(19)
Foreign currency forwards	Other income (expense)	3	34

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

Note 9. Fair value measurements
The Company measures certain assets and liabilities in accordance with Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In addition, it establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	November 30, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$398	$398	$—	$—
Available-for-sale investments[2]	—	—	—	—
Foreign currency forwards[3]	65	—	65	—
Cross currency interest rate swaps[4]	3	—	3	—
Liabilities:
Interest rate swaps[4]	2	—	2	—
Foreign currency forwards[3]	5	—	5	—

	August 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$227	$227	$—	$—
Available-for-sale investments[2]	1	1	—	—
Foreign currency forwards[3]	52	—	52	—
Liabilities:
Interest rate swaps[4]	1	—	1	—
Foreign currency forwards[3]	4	—	4	—

[1]	Money market funds are valued at the closing price reported by the fund sponsor.

[2]	Fair values of quoted investments are based on current bid prices as of November 30, 2018 and August 31, 2018.

[3]
The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.

[4]
The fair value of interest rate swaps and cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See note 8, financial instruments, for additional information.

There were no transfers between Levels for the three months ended November 30, 2018.

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

The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company believes that its defenses and assertions in pending legal proceedings have merit and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s consolidated financial position. However, substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.

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

As of the date of this report, the Company was aware of two putative class action lawsuits filed by purported Rite Aid stockholders against Rite Aid and its board of directors, Walgreens Boots Alliance and Victoria Merger Sub, Inc. for claims arising out of the transactions contemplated by the original Merger Agreement (prior to its amendment on January 29, 2017) (such transactions, the “Rite Aid Transactions”). One Rite Aid action was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”), and one action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”). The Pennsylvania action primarily alleged that the Rite Aid board of directors breached its fiduciary duties in connection with the Rite Aid Transactions by, among other things, agreeing to an unfair and inadequate price, agreeing to deal protection devices that preclude other bidders from making successful competing offers for Rite Aid and failing to disclose all allegedly material information concerning the proposed merger, and also alleged that Walgreens Boots Alliance and Victoria Merger Sub, Inc. aided and abetted these alleged breaches of fiduciary duty. There has been no activity in this lawsuit since the complaint was filed. The federal action alleged, among other things, that Rite Aid and its board of directors disseminated an allegedly false and misleading proxy statement in connection with the Rite Aid Transactions. The plaintiffs in the federal action also filed a motion for preliminary injunction seeking to enjoin the Rite Aid shareholder vote relating to the Rite Aid Transactions. That motion was denied, and the matter was stayed. On March 17, 2017, plaintiffs moved to lift the stay to allow plaintiffs to file an amended complaint. That motion was granted, and plaintiffs filed their amended complaint on December 11, 2017, alleging that the Company and certain of its officers (the “Walgreens Boots Alliance Defendants”) made false or misleading statements regarding the Rite Aid Transactions. On July 11, 2018, the Court denied the Company’s motion to dismiss, but narrowed the time scope of the subject statements. The Company filed an answer and affirmative defenses on August 8, 2018, and on August 24, 2018 filed a new motion to dismiss based on the named plaintiff’s lack of standing. The Court granted that motion on October 24, 2018. On November 2, 2018, plaintiff’s counsel filed a new lawsuit making identical claims on behalf of a new set of plaintiffs against only the Walgreens Boots Alliance Defendants. The Court named the new group of plaintiffs as lead plaintiffs and named plaintiffs’ counsel as lead plaintiffs’ counsel in the case going forward.

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

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804), is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in a subset of the cases included in this multidistrict litigation. The Company also has been named as a defendant in several lawsuits brought in state courts relating to opioid matters. The relief sought by various plaintiffs is compensatory and punitive damages, as well as injunctive relief. Additionally, the Company has received from the Attorney Generals of several states subpoenas, civil investigative demands and/or other requests concerning opioid matters.

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

The Company has been responding to a civil investigation involving allegations under the False Claims Act by a United States Attorney’s Office, working in conjunction with several states, regarding certain dispensing practices. The Company is cooperating with this investigation and has entered into an agreement in principle with the United States Attorney’s Office and the participating state attorneys general to resolve the matter. The Company has established reserves in relation to such a potential resolution. The agreement in principle remains subject to final documentation and approval by a U.S. District Court judge.

Note 11. Income taxes
The effective tax rate for the three months ended November 30, 2018 was 14.2% compared to 21.9% for the three months ended November 30, 2017. The decrease in the effective tax rate for the three months ended November 30, 2018 was significantly impacted by a net reduction to the Company’s estimated annual tax rate for the current year as a result of the U.S. tax law changes, which were enacted on December 22, 2017.

Income taxes paid for the three months ended November 30, 2018 were $61 million, compared to $45 million for the three months ended November 30, 2017.

U.S. tax law changes
In connection with the Company’s ongoing analysis of the impact of the U.S. tax law changes enacted in December 2017 and in accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”), the Company recorded a tax benefit of $12 million during the three months ended November 30, 2018, which is provisional and subject to change. This provisional tax benefit is related to the Company's accrual for the transition tax and other U.S. tax law changes. The Company has not recorded any adjustments to the provisional amounts related to the remeasurement of its net U.S. deferred tax liabilities for the three months ended November 30, 2018.

The Company’s analysis of the income tax effects of the U.S. tax law changes could not be finalized as of November 30, 2018. While the Company made reasonable estimates of the impact of the transition tax and the remeasurement of its deferred tax assets and liabilities, the final impact of the U.S. tax law changes may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, technical clarifications from the U.S. Department of the Treasury and IRS and actions the Company may take. The U.S. Department of the Treasury recently issued multiple proposed regulations related to the U.S. tax law changes. The Company is in the process of analyzing any impact on its current current estimates if these proposed regulations are finalized in their current form. The Company expects to finalize such provisional amounts within the time period prescribed by SAB 118.

The U.S. tax law changes created new rules that allow the Company to make an accounting policy election to either treat taxes due on future GILTI inclusions in taxable income as either a current period expense or reflect such inclusions related to temporary basis differences in the Company’s measurement of deferred taxes. The Company’s analysis of the new GILTI rules is not complete; therefore, the Company has not made a policy election regarding the tax accounting treatment of the GILTI tax. The Company also continues to evaluate the impact of the GILTI provisions under the U.S. tax law changes which are complex and subject to continuing regulatory interpretation by the IRS. The Company has, however, included an estimate of the current GILTI impact in its effective tax rate for fiscal 2019.

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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2018	2017
Service costs	Selling, general and administrative expenses	$1	$2
Interest costs	Other expense[1]	49	47
Expected returns on plan assets/other	Other income[1]	(60)	(51)
Total net periodic pension costs (income)		$(10)	$(2)

[1]	Shown as other income (expense) on Consolidated Condensed Statements of Earnings.

The Company made cash contributions to its defined benefit pension plans of $9 million for the three months ended November 30, 2018, which primarily related to committed funded payments. The Company plans to contribute an additional $22 million to its defined benefit pension plans in fiscal 2019.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is approved annually by the Walgreen Co. Board of Directors and reviewed by the Compensation Committee and Finance Committee of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $61 million for the three months ended November 30, 2018 compared to an expense of $57 million for the three months ended November 30, 2017.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized for the three months ended November 30, 2018 was $31 million compared to a cost of $30 million in the three months ended November 30, 2017.

Note 13. Accumulated other comprehensive income (loss)
The following is a summary of net changes in accumulated other comprehensive income ("AOCI") by component and net of tax for the three months ended November 30, 2018 and 2017 (in millions):

	Pension/ post-retirement obligations	Unrecognized gain (loss) on available-for-sale investments	Unrealized gain (loss) on hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2018	$101	$—	$(30)	$3	$(3,076)	$(3,002)
Other comprehensive income (loss) before reclassification adjustments	—	—	3	1	(228)	(224)
Amounts reclassified from AOCI	(4)	—	1	—	—	(3)
Tax benefit (provision)	—	—	(1)	—	(1)	(2)
Net change in other comprehensive income (loss)	(4)	—	3	1	(229)	(229)
Balance at November 30, 2018	$97	$—	$(27)	$4	$(3,305)	$(3,231)

	Pension/ post-retirement obligations	Unrecognized gain (loss) on available-for-sale investments	Unrealized gain (loss) on hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2017	$(139)	$—	$(33)	$(2)	$(2,877)	$(3,051)
Other comprehensive income (loss) before reclassification adjustments	(1)	—	—	3	506	508
Amounts reclassified from AOCI	—	—	1	—	—	1
Tax benefit (provision)	1	—	(1)	(1)	—	(1)
Net change in other comprehensive income (loss)	—	—	—	2	506	508
Balance at November 30, 2017	$(139)	$—	$(33)	$—	$(2,371)	$(2,543)

Note 14. Segment reporting
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

Retail Pharmacy USA
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

Retail Pharmacy International
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

Pharmaceutical Wholesale
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

The following table reflects results of operations and reconciles adjusted operating income to operating income for the Company's reportable segments (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations[1]	Walgreens Boots Alliance, Inc.
Three months ended November 30, 2018
Sales	$25,721	$2,901	$5,708	$(537)	$33,793

Adjusted operating income	$1,379	$132	$220	$1	$1,732
Acquisition-related amortization					(123)
Acquisition-related costs					(66)
Adjustments to equity earnings in AmerisourceBergen					(44)
LIFO provision					(39)
Transformational cost management					(30)
Store optimization					(20)
Certain legal and regulatory accruals and settlements					(10)
Operating income					$1,400

Three months ended November 30, 2017
Sales	$22,489	$3,083	$5,718	$(550)	$30,740

Adjusted operating income[3]	$1,378	$205	$225	$(2)	$1,806
Acquisition-related amortization					(85)
Acquisition-related costs					(51)
Adjustments to equity earnings in AmerisourceBergen					(189)
LIFO provision					(54)
Certain legal and regulatory accruals and settlements[2]					(25)
Hurricane-related costs					(83)
Operating income[3]					$1,319

[1]	Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

[2]
As previously disclosed, beginning in the quarter ended August 31, 2018, management reviewed and refined its practice to include all charges related to the matters included in certain legal and regulatory accruals and settlements. In order to present non-GAAP measures on a consistent basis for fiscal year 2018, the Company included adjustments in the quarter ended August 31, 2018 of $14 million, $50 million and $5 million which were previously accrued in the Company’s financial statements for the quarters ended November 30, 2017, February 28, 2018 and May 31, 2018, respectively. These additional adjustments impact the comparability of such results to the results reported in prior and future quarters.

[3]
The Company adopted new accounting guidance in Accounting Standards Update 2017-07 as of September 1, 2018 (fiscal 2019) on a retrospective basis for the Consolidated Condensed Statements of Earnings presentation. See note 17, new accounting pronouncements, for further information.

Note 15. Sales
The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended November 30,
	2018	2017
Retail Pharmacy USA
Pharmacy	$19,147	$16,282
Retail	6,574	6,207
Total	25,721	22,489

Retail Pharmacy International
Pharmacy	1,039	1,104
Retail	1,862	1,979
Total	2,901	3,083

Pharmaceutical Wholesale	5,708	5,718

Eliminations[1]	(537)	(550)

Walgreens Boots Alliance, Inc.	$33,793	$30,740

[1]	Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

Contract balances with customers
Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example the Company’s Balance Rewards® and Boots Advantage Card loyalty programs. Under such programs, customers earn reward points on purchases for redemption at a later date. See note 18, supplemental information, for further information on receivables from contracts with customers.

Note 16. Related parties
The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations. Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Related party transactions with AmerisourceBergen (in millions):

	Three months ended November 30,
	2018	2017
Purchases, net	$14,322	$11,604

	November 30, 2018	August 31, 2018
Trade accounts payable, net	$6,246	$6,274

Note 17. New accounting pronouncements
Adoption of new accounting pronouncements
Presentation of net periodic pension cost and net periodic postretirement benefit cost
In March 2017, the FASB issued Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item in the statement of earnings as other compensation costs arising from services rendered by the related employees during the period. All other net cost components are required to be presented in the statement of earnings separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of earnings to present the other net cost components must be disclosed in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, and must be applied on a retrospective basis. The impact on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $125 million, $73 million and $(69) million for periods ended August 31, 2018, 2017 and 2016, respectively. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) on a retrospective basis and the adoption did not have a material impact on the Company's results of operations, cash flows or financial position. The updated accounting policy for pension and postretirement benefits is as follows:

Pension and postretirement benefits
The Company has various defined benefit pension plans that cover some of its non-U.S. employees. The Company also has a postretirement healthcare plan that covers qualifying U.S. employees. Eligibility and the level of benefits for these plans vary depending on participants’ status, date of hire and or length of service. Pension and postretirement plan expenses and valuations are dependent on assumptions used by third-party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors. The Company funds its pension plans in accordance with applicable regulations. The Company records the service cost component of net pension cost and net postretirement benefit cost in selling, general and administrative expenses. The Company records all other net cost components of net pension cost and net postretirement benefit cost in other income (expense). See note 12, retirement benefits, for further information.

The following is a reconciliation of the effect of the reclassification of all other net cost components (excluding service cost component) of net pension cost and net postretirement benefit cost from selling, general and administrative expenses to other income (expense) in the Company’s Consolidated Condensed Statements of Earnings, in millions:

	As reported	Adjustments	As revised
Three months ended November 30, 2017
Selling, general and administrative expenses	$5,907	$3	$5,910
Operating income	1,322	(3)	1,319
Other income (expense)	(137)	3	(134)

Restricted cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a retrospective basis. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) and the adoption did not have a material impact on the Company’s Statement of Cash Flows.

The following is a reconciliation of the effect on the relevant line items on the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2017 as a result of adopting this new accounting guidance:

	As reported	Adjustments	As revised
Three months ended November 30, 2017
Trade accounts payable	$1,011	$32	$1,043
Accrued expenses and other liabilities	(222)	6	(216)
Other non-current assets and liabilities	9	4	13
Net cash provided by operating activities	961	42	1,003

Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	5	29
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,471)	47	(1,424)
Cash, cash equivalents and restricted cash at beginning of period	3,301	195	3,496
Cash, cash equivalents and restricted cash at end of period	$1,830	$242	$2,072

Tax accounting for intra-entity asset transfers
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Topic 740, Income Taxes, prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this ASU require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU does not change the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), including interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a modified retrospective basis through a cumulative effect adjustment recognized directly to retained earnings as of the date of adoption. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) and the adoption did not have a material impact on the Company's results of operations.

Classification of certain cash receipts and cash payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period and the new guidance must be applied on a retrospective basis. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) and adoption did not have a material impact on the Company’s Statement of Cash Flows.

Revenue recognition on contracts with customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a single principles-based revenue recognition model with a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this new accounting guidance on September 1, 2018 (fiscal 2019) using the modified retrospective transition approach for all contracts and the adoption did not have a material impact on the Company’s results of operations. The adoption mainly resulted in changes to recognition of revenues related to loyalty programs and gift card breakage. Prior to adoption, the Company used the cost approach to account for loyalty programs. Upon adoption, the Company uses the deferred revenue approach. Prior to adoption, gift card breakage was primarily recognized at point of sale. Upon adoption, all gift card breakage is recognized based on the redemption pattern. The changes in accounting for loyalty programs and gift card breakage resulted in a cumulative transition adjustment of $98 million in retained earnings. See note 15, sales, for additional disclosures. The updated accounting policy for revenue recognition and loyalty programs are as follows:

Revenue recognition
Retail Pharmacy USA and Retail Pharmacy International
The Company recognizes revenue, net of taxes and expected returns, at the time it sells merchandise or dispenses prescription drugs to the customer. The Company estimates revenue based on expected reimbursements from third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) for dispensing prescription drugs. The estimates are based on all available information including historical experience and are updated to actual reimbursement amounts.

Pharmaceutical Wholesale
Wholesale revenue is recognized, net of taxes and expected returns, upon shipment of goods, which is generally also the day of delivery. Returns are estimated using expected returns.

Loyalty programs and gift card
The Company’s loyalty rewards programs represent a separate performance obligation and are accounted for using the deferred revenue approach. When goods are sold, the transaction price is allocated between goods sold and loyalty points awarded based upon the relative standalone selling price. The revenue allocated to the loyalty points is recognized upon redemption. Loyalty program breakage is recognized as revenue based on the redemption pattern.

Customer purchases of gift cards are not recognized as revenue until the card is redeemed. Gift card breakage (i.e., unused gift card) is recognized as revenue based on the redemption pattern.

Classification and measurement of financial instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Subsequently, the FASB has issued additional ASUs which further clarify this guidance. This ASU requires equity investments (except those under the equity method of accounting or those that result in the consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost less impairment, if any, and changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This simplifies the impairment assessment of equity investments previous held at cost. Separate presentation of financial assets and liabilities by measurement category is required. This ASU is effective prospectively for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years. Early application is permitted, for fiscal years or interim periods that have not yet been issued as of the beginning of the fiscal year of adoption. The new guidance must be applied on a modified retrospective basis, with the exception of the amendments related to the measurement alternative for equity investments without readily determinable fair values, which must be applied on a prospective basis. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) and adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.

New accounting pronouncements not yet adopted
Collaborative arrangements
In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021). The adoption of this ASU is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

Financial instruments - hedging and derivatives
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a prospective basis. The adoption of this ASU is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

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

The Company will adopt this ASU on September 1, 2019 (fiscal 2020). The Company continues to plan for adoption and implementation of this ASU, including implementing a new global lease accounting system, evaluating practical expedient and accounting policy elections and assessing the overall financial statement impact. This ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is being evaluated. The impact of this ASU is non-cash in nature and will not affect the Company’s cash flows.

Note 18. Supplemental information
Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members. Trade receivables were $5.9 billion and $5.4 billion at November 30, 2018 and August 31, 2018, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see note 16, related parties), were $1.3 billion and $1.2 billion at November 30, 2018 and August 31, 2018, respectively.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended November 30,
	2018	2017
Depreciation expense	$356	$335
Intangible asset and other amortization	134	81
Total depreciation and amortization expense	$490	$416

Accumulated depreciation and amortization on property, plant and equipment was $10.6 billion at November 30, 2018 and $10.5 billion at August 31, 2018.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of November 30, 2018 and August 31, 2018, the amount of such restricted cash was $203 million and $190 million, respectively, and is reported in other current assets on the Consolidated Condensed Balance Sheets.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of November 30, 2018 and August 31, 2018:

	November 30, 2018	August 31, 2018
Cash and cash equivalents	$980	$785
Restricted cash (included in other current assets)	203	190
Cash, cash equivalents and restricted cash	$1,183	$975

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 11.3 million outstanding options to purchase common shares that were anti-dilutive and excluded from the first quarter earnings per share calculation as of November 30, 2018 compared to 7.6 million as of November 30, 2017.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures con tained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements” and in item 1A, risk factors, in our Form 10-K for the fiscal year ended August 31, 2018. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

Certain amounts in the management's discussion and analysis of financial condition and results of operations may not add due to rounding.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments:

•	Retail Pharmacy USA;

•	Retail Pharmacy International; and

•	Pharmaceutical Wholesale

See note 14, segment reporting, for further information.

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

The Company continues to expect to complete integration of the acquired stores and related assets by the end of fiscal 2020, at an estimated total cost of approximately $850 million, which is reported as acquisition-related costs, compared to the Company's previously stated expectation of $750 million. The Company has recognized cumulative pre-tax charges to its fiscal 2018 and 2019 financial results of $221 million and $64 million, respectively, related to integration of the acquired stores and related assets. In addition, the Company continues to expect to spend approximately $500 million of capital on store conversions and related activities. The Company expects annual synergies from the transaction of more than $325 million, which are expected to be fully realized within four years of the initial closing of this transaction and derived primarily from procurement, cost savings and other operational matters.

See exit and disposal activities in item 2, management's discussion and analysis of financial condition and results of operations, for information on the Store Optimization Program.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

Comparability
The influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms, strategic transactions including acquisitions, for example the acquisition of stores and other assets from Rite Aid, joint ventures and other strategic collaborations, changes in laws, for example the U.S. tax law changes, the timing and magnitude of cost reduction initiatives and general economic conditions in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years and are not necessarily indicative of future operating results.

EXIT AND DISPOSAL ACTIVITIES
Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. The actions under the Store Optimization Program commenced in March 2018 and are expected to take place over an 18 month period. The Store Optimization Program is expected to result in cost savings of approximately $325 million per year, to be fully delivered by the end of fiscal 2020.

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $350 million, including costs associated with lease obligations and other real estate costs, employee severance and other exit costs, compared to the Company's previously stated expectation of $450 million. The Company expects to incur pre-tax charges of approximately $160 million for lease obligations and other real estate costs and approximately $190 million for employee severance and other exit costs. The Company estimates that substantially all of these cumulative pre-tax charges will result in cash expenditures.

The Company has recognized cumulative pre-tax charges to its fiscal 2018 and 2019 financial results in accordance with generally accepted accounting principles in the United States of America ("GAAP") totaling $120 million, which were recorded within selling, general and administrative expenses. These charges included $12 million related to lease obligations and other real estate costs and $108 million in employee severance and other exit costs.

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

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a transformational cost management program that is targeting to deliver in excess of $1 billion of annual cost savings by the end of the third year. The transformational cost management program is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and digitization of the enterprise to transform long-term capabilities. Divisional optimization includes cost reduction activities in the Pharmaceutical Wholesale division and in the Company’s retail businesses in Chile and Mexico. Additionally, the Company has initiated global smart spending and smart organization programs, initially focused on the Company’s Retail Pharmacy USA division, its retail business in the UK and its global functions. The Company anticipates that aspects of such initiatives would result in significant restructuring and other special charges as it is implemented.

As of the date of this report, the Company is not able to make a determination of the total estimated amount or range of amounts that may be incurred for each major type of cost nor the future cash expenditures or charges, including non-cash impairment charges (if any), it may incur. The Company will update this disclosure upon the determination of such amounts. The Company has recognized cumulative pre-tax charges for the three months ended November 30, 2018 in accordance with generally accepted accounting principles in the United States of America ("GAAP") of $30 million, which were primarily recorded within selling, general and administrative expenses. These charges primarily relate to the retail businesses in Chile and Mexico in the Retail Pharmacy International division.

The Company’s analysis is preliminary and therefore is subject to change. Actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

U.S. TAX LAW CHANGES
In connection with the Company’s ongoing analysis of the impact of the U.S. tax law changes enacted in December 2017 and in accordance with SEC Staff Bulletin 118 (“SAB 118”), the Company recorded a tax benefit of $12 million during the three months ended November 30, 2018, which is provisional and subject to change. This provisional tax benefit is related to the Company’s accrual for the transition tax and other U.S. tax law changes. The Company has not recorded any adjustments to the provisional amounts related to the remeasurement of its net U.S. deferred tax liabilities for the three months ended November 30, 2018.

As of November 30, 2018, while the Company made reasonable estimates of the impact of the U.S. tax law changes, the final impact may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, technical clarifications from the U.S. Department of the Treasury and the Internal Revenue Service and actions the Company may take. The U.S. Department of the Treasury recently issued multiple proposed regulations related to the U.S. tax law changes. The Company is in the process of analyzing any impact on its current estimates if these proposed regulations are finalized in their current form.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for the three months ended November 30, 2018 and 2017, respectively.

	(in millions, except per share amounts)
	Three months ended November 30,
	2018	2017
Sales	$33,793	$30,740
Gross profit	7,641	7,341
Selling, general and administrative expenses	6,280	5,910
Equity earnings (loss) in AmerisourceBergen	39	(112)
Operating income	1,400	1,319
Adjusted operating income (Non-GAAP measure)[1]	1,732	1,806
Earnings before interest and income tax provision	1,427	1,185
Net earnings attributable to Walgreens Boots Alliance, Inc.	1,123	821
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	1,386	1,295
Net earnings per common share – diluted	1.18	0.81
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	1.46	1.28

	Percentage increases (decreases)
	Three months ended November 30,
	2018	2017
Sales	9.9	7.9
Gross profit	4.1	3.2
Selling, general and administrative expenses	6.3	4.1
Operating income	6.1	(9.3)
Adjusted operating income (Non-GAAP measure)[1]	(4.1)	4.2
Earnings before interest and income tax provision	20.4	(18.2)
Net earnings attributable to Walgreens Boots Alliance, Inc.	36.8	(22.1)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	7.0	7.8
Net earnings per common share – diluted	45.7	(16.5)
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	14.1	16.4

	Percent to sales
	Three months ended November 30,
	2018	2017
Gross margin	22.6	23.9
Selling, general and administrative expenses	18.6	19.2

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
Net earnings attributable to Walgreens Boots Alliance for the three months ended November 30, 2018 increased 36.8% to $1.1 billion, while diluted net earnings per share increased 45.7% to $1.18 compared with the prior year period. The increases in net earnings and diluted earnings per share primarily reflect the impairment of the Company's equity method investment in Guangzhou Pharmaceuticals Corporation (“Guangzhou Pharmaceuticals”) in the comparable prior year period and an increase in the Company's equity earnings in AmerisourceBergen Corporation ("AmerisourceBergen"). Diluted net earnings per share was also positively affected by a lower number of shares outstanding compared to the prior year period.

Other income for the three months ended November 30, 2018 was $26 million compared to an expense of $134 million in the comparable prior year period. Other income for the three months ended November 30, 2017 primarily reflects impairment of the Company's equity method investment in Guangzhou Pharmaceuticals.

Interest was a net expense of $161 million and $149 million for the three months ended November 30, 2018 and 2017, respectively.

The effective tax rate for the three months ended November 30, 2018 was 14.2% compared to 21.9% for the prior year period.
The effective tax rate was significantly impacted by a net reduction to the Company's estimated annual tax rate for the current year as a result of the U.S. tax law changes, which were enacted on December 22, 2017.

Adjusted diluted net earnings per share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended November 30, 2018 increased 7.0% to $1.4 billion compared with the year-ago quarter. Adjusted diluted net earnings per share increased 14.1% to $1.46 compared with the year-ago quarter. Adjusted net earnings for the three months ended November 30, 2018 and 2017 were negatively impacted by 0.6 percentage points due to currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings and adjusted diluted net earnings per share for the three months ended November 30, 2018 was primarily due to a decrease in the adjusted effective tax rate partially offset by lower adjusted operating income. Adjusted diluted net earnings per share for the three months ended November 30, 2018 also benefited from a lower number of shares outstanding as a result of the stock repurchase programs described below. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
This division comprises the retail pharmacy business operating in the U.S.

	(in millions, except location amounts)
	Three months ended November 30,
	2018	2017
Sales	$25,721	$22,489
Gross profit	6,000	5,602
Selling, general and administrative expenses	4,834	4,475
Operating income	1,166	1,127
Adjusted operating income (Non-GAAP measure)[1]	1,379	1,378

Number of prescriptions[2]	216.5	196.4
30-day equivalent prescriptions[2,3]	289.8	260.2
Number of locations at period end	9,453	8,201

	Percentage increases (decreases)
	Three months ended November 30,
	2018	2017
Sales	14.4	8.9
Gross profit	7.1	3.0
Selling, general and administrative expenses	8.0	3.3
Operating income	3.5	1.8
Adjusted operating income (Non-GAAP measure)[1]	0.1	6.7

Comparable store sales[4]	1.0	4.7
Pharmacy sales	17.5	14.1
Comparable pharmacy sales[4]	2.8	7.4
Retail sales	6.0	(2.8)
Comparable retail sales[4]	(3.2)	(0.9)
Comparable number of prescriptions[2,4]	(0.3)	5.3
Comparable 30-day equivalent prescriptions[2,3,4]	2.0	8.9

	Percent to sales
	Three months ended November 30,
	2018	2017
Gross margin	23.3	24.9
Selling, general and administrative expenses	18.8	19.9

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

[2]	Includes immunizations.

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

Sales for the three months ended November 30, 2018 and 2017
The Retail Pharmacy USA division’s sales for the three months ended November 30, 2018 increased 14.4% to $25.7 billion. Sales in comparable stores increased 1.0% compared with the year-ago quarter.

Pharmacy sales increased 17.5% for the three months ended November 30, 2018 and represented 74.4% of the division’s sales. The increase is primarily due to higher prescription volumes from the acquisition of Rite Aid stores and from central specialty. In the year-ago quarter, pharmacy sales increased 14.1% and represented 72.4% of the division’s sales. Comparable pharmacy sales increased 2.8% for the three months ended November 30, 2018 compared to an increase of 7.4% in the year-ago quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.9% in the three months ended November 30, 2018 compared to a reduction of 2.0% in the year-ago quarter. The effect of generics on division sales was a reduction of 0.5% for the three months ended November 30, 2018 compared to a reduction of 1.2% for the year-ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended November 30, 2018 was 216.5 million compared to 196.4 million in the year-ago quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 289.8 million in the three months ended November 30, 2018 compared to 260.2 million in the year-ago quarter. The increase in prescription volume was primarily driven by the acquisition of Rite Aid stores and from strategic pharmacy partnerships.

Retail sales for the three months ended November 30, 2018 increased 6.0% and were 25.6% of the division’s sales. In the year-ago quarter, retail sales decreased 2.8% and comprised 27.6% of the division’s sales. The increase in the current quarter is due to sales from the acquired Rite Aid stores. Comparable retail sales decreased 3.2% in the three months ended November 30, 2018 compared to a decrease of 0.9% in the year-ago quarter. The decrease in the current period primarily due to the continued de-emphasis of select products such as tobacco and a difficult comparison with the prior year quarter, which was boosted by exceptional events.

Operating income for the three months ended November 30, 2018 and 2017
Retail Pharmacy USA division’s operating income for the three months ended November 30, 2018 increased 3.5% to $1.2 billion. The increase was primarily due to reduction in selling, general and administrative expenses as a percentage of sales and higher sales, partially offset by lower gross margin.

Gross margin was 23.3% for the three months ended November 30, 2018 compared to 24.9% in the year-ago quarter. Pharmacy margins in the current period were negatively impacted by a higher mix of specialty sales and lower third-party reimbursements. The decrease in pharmacy margins was partially offset by the favorable impact of procurement efficiencies.

Selling, general and administrative expenses as a percentage of sales were 18.8% in the three months ended November 30, 2018 compared to 19.9% in the year-ago quarter. As a percentage of sales, expenses were lower in the current period primarily due to sales mix and strong cost discipline partially offset by the higher cost mix of acquired Rite Aid stores.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2018 and 2017
Retail Pharmacy USA division’s adjusted operating income was $1.4 billion for the three months ended November 30, 2018 an increase of 0.1% from the year-ago quarter. The increase was primarily due to reduction in selling, general and administrative expenses as a percentage of sales and higher sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International
This division comprises retail pharmacy businesses operating in countries outside the U.S. and in currencies other than the U.S. dollar, including the British pound sterling, Euro, Chilean peso and Mexican peso and therefore the division’s results are impacted by movements in foreign currency exchange rates. See item 3, quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk, for further information on currency risk.

	(in millions, except location amounts)
	Three months ended November 30,
	2018	2017
Sales	$2,901	$3,083
Gross profit	1,128	1,224
Selling, general and administrative expenses	1,050	1,045
Operating income	78	179
Adjusted operating income (Non-GAAP measure)[1]	132	205

Number of locations at period end	4,624	4,716

	Percentage increases (decreases)
	Three months ended November 30,
	2018	2017
Sales	(5.9)	4.1
Gross profit	(7.8)	4.2
Selling, general and administrative expenses	0.5	5.9
Operating income	(56.4)	(4.8)
Adjusted operating income (Non-GAAP measure)[1]	(35.6)	(6.4)

Comparable store sales[2]	(4.9)	4.2
Comparable store sales in constant currency[2,3]	(2.6)	(0.7)
Pharmacy sales	(5.9)	4.4
Comparable pharmacy sales[2]	(5.4)	4.7
Comparable pharmacy sales in constant currency[2,3]	(2.8)	(0.1)
Retail sales	(5.9)	3.9
Comparable retail sales[2]	(4.6)	4.0
Comparable retail sales in constant currency[2,3]	(2.4)	(1.0)

	Percent to sales
	Three months ended November 30,
	2018	2017
Gross margin	38.9	39.7
Selling, general and administrative expenses	36.2	33.9

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

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

Sales for the three months ended November 30, 2018 and 2017
Retail Pharmacy International division’s sales for the three months ended November 30, 2018 decreased 5.9% to $2.9 billion from the year-ago quarter. Sales in comparable stores decreased 4.9%. The negative impact of currency translation on each of sales and comparable sales was 2.3 percentage points and as such, comparable store sales in constant currency decreased 2.6%.

Pharmacy sales decreased 5.9% in the three months ended November 30, 2018 and represented 35.8% of the division’s sales. Comparable pharmacy sales decreased 5.4%. The negative impact of currency translation on each of pharmacy sales and comparable pharmacy sales was 2.6 percentage points. Comparable pharmacy sales in constant currency decreased 2.8% from the year-ago quarter mainly due to higher prices in the prior year caused by shortages in certain generic drugs.

Retail sales decreased 5.9% for the three months ended November 30, 2018 and represented 64.2% of the division’s sales. Comparable retail sales decreased 4.6% from the year-ago quarter. The negative impact of currency translation on retail sales and comparable retail sales was 2.1 percentage points and 2.2 percentage points, respectively. Comparable retail sales in constant currency decreased 2.4%, from the year-ago quarter reflecting lower Boots UK retail sales in a challenging market place.

Operating income for the three months ended November 30, 2018 and 2017
Retail Pharmacy International division’s operating income for the three months ended November 30, 2018 decreased 56.4% to $78 million. The decrease was primarily due to lower sales as a result of UK market conditions, exceptional items and timing including loyalty accounting and the divestiture of Boots Contract Manufacturing, and costs related to transformational cost management.

Gross profit decreased 7.8% from the year-ago quarter. Gross profit was negatively impacted by 2.0 percentage points ($25 million) of currency translation. Excluding the impact of currency translation, the remaining decrease in gross profit was primarily due to lower sales, exceptional items and timing including loyalty accounting and the divestiture of Boots Contract Manufacturing.

Selling, general and administrative expenses increased 0.5% from the year-ago quarter. Expenses were positively impacted by 2.5 percentage points ($26 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 36.2% in the three months ended November 30, 2018 compared to 33.9% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2018 and 2017
Retail Pharmacy International division’s adjusted operating income for the three months ended November 30, 2018 decreased 35.6% to $132 million. Adjusted operating income was negatively impacted by 1.0 percentage points ($2 million) of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income was primarily due to lower sales as a result of UK market conditions, exceptional items and timing including loyalty accounting and the divestiture of Boots Contract Manufacturing, and higher selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Pharmaceutical Wholesale
This division includes pharmaceutical wholesale businesses operating in currencies other than the U.S. dollar including the British pound sterling, Euro and Turkish lira, and thus the division’s results are impacted by movements in foreign currency exchange rates. See item 3, quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk, for further information on currency risk.

	(in millions, except location amounts)
	Three months ended November 30,
	2018	2017
Sales	$5,708	$5,718
Gross profit	512	522
Selling, general and administrative expenses	396	395
Equity earnings (loss) in AmerisourceBergen	39	(112)
Operating income	155	15
Adjusted operating income (Non-GAAP measure)[1]	220	225

	Percentage increases (decreases)
	Three months ended November 30,
	2018	2017
Sales	(0.2)	5.6
Gross profit	(1.9)	4.0
Selling, general and administrative expenses	0.3	10.0
Operating income	933.3	(90.6)
Adjusted operating income (Non-GAAP measure)[1]	(2.2)	0.4

Comparable sales[2]	(0.2)	5.6
Comparable sales in constant currency[2,3]	6.6	4.5

	Percent to sales
	Three months ended November 30,
	2018	2017
Gross margin	9.0	9.1
Selling, general and administrative expenses	6.9	6.9

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure and related disclosures.

[2]	Comparable sales are defined as sales excluding acquisitions and dispositions.

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

Sales for the three months ended November 30, 2018 and 2017
Pharmaceutical Wholesale division’s sales for the three months ended November 30, 2018 decreased 0.2% to $5.7 billion. Comparable sales, which exclude acquisitions and dispositions, decreased 0.2%.

Each of sales and comparable sales were negatively impacted by 6.8 percentage points as a result of currency translation. Comparable sales in constant currency increased 6.6%, mainly reflecting strong growth in emerging markets.

Operating income for the three months ended November 30, 2018 and 2017
Pharmaceutical Wholesale division’s operating income for the three months ended November 30, 2018, which included $39 million from the Company’s share of equity earnings in AmerisourceBergen, increased $140 million to $155 million. The increase was due to the Company's share of the litigation accrual included in AmerisourceBergen’s fourth quarter results for its fiscal year ended September 30, 2017. Operating income was negatively impacted by $12 million as a result of currency translation.

Gross profit decreased 1.9% from the year-ago quarter. Gross profit was negatively impacted by 5.9 percentage points ($31 million) as a result of currency translation. The offsetting increase was primarily due to sales growth partially offset by lower gross margin.

Selling, general and administrative expenses increased 0.3% from the year-ago quarter. Expenses were positively impacted by 4.8 percentage points ($19 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses for the three months ended November 30, 2018 were 6.9% compared to 6.9% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2018 and 2017
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended November 30, 2018, which included $83 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, decreased 2.2% to $220 million. Adjusted operating income was negatively impacted by 5.3 percentage points ($12 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income increased 0.7% over the year-ago quarter primarily due to higher sales, largely offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

These supplemental non-GAAP financial measures are presented because the Company's management has evaluated its financial results both including and excluding the adjusted items or the effects of foreign currency translation, as applicable, and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

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

	(in millions)
	Three months ended November 30, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,166	$78	$155	$1	$1,400
Acquisition-related amortization	76	27	20	—	123
Acquisition-related costs	66	—	—	—	66
Adjustments to equity earnings in AmerisourceBergen	—	—	44	—	44
LIFO provision	39	—	—	—	39
Transformational cost management	2	27	1	—	30
Store optimization	20	—	—	—	20
Certain legal and regulatory accruals and settlements	10	—	—	—	10
Adjusted operating income (Non-GAAP measure)	$1,379	$132	$220	$1	$1,732

	(in millions)
	Three months ended November 30, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)[1]	$1,127	$179	$15	$(2)	$1,319
Acquisition-related amortization	38	26	21	—	85
Acquisition-related costs	51	—	—	—	51
Adjustments to equity earnings in AmerisourceBergen	—	—	189	—	189
LIFO provision	54	—	—	—	54
Certain legal and regulatory accruals and settlements[2]	25	—	—	—	25
Hurricane-related costs	83	—	—	—	83
Adjusted operating income (Non-GAAP measure)[1]	$1,378	$205	$225	$(2)	$1,806

[1]
The Company adopted new accounting guidance in Accounting Standards Update 2017-07 as of September 1, 2018 (fiscal 2019) on a retrospective basis for the Consolidated Condensed Statements of Earnings presentation. This change resulted in reclassification of the all other net cost components (excluding service cost component) of net pension cost and net postretirement benefit cost from selling, general and administrative expenses to other income (expense) with no impact on the Company’s net earnings.

[2]
As previously disclosed, beginning in the quarter ended August 31, 2018, management reviewed and refined its practice to include all charges related to the matters included in certain legal and regulatory accruals and settlements. In order to present non-GAAP measures on a consistent basis for fiscal year 2018, the Company included adjustments in the quarter ended August 31, 2018 of $14 million, $50 million and $5 million which were previously accrued in the Company’s financial statements for the quarters ended November 30, 2017, February 28, 2018 and May 31, 2018, respectively. These additional adjustments impact the comparability of such results to the results reported in prior and future quarters.

	(in millions, except per share amounts)
	Three months ended November 30,
	2018	2017
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$1,123	$821

Adjustments to operating income:
Acquisition-related amortization	123	85
Acquisition-related costs	66	51
Adjustments to equity earnings in AmerisourceBergen	44	189
LIFO provision	39	54
Transformational cost management	30	—
Store optimization	20	—
Certain legal and regulatory accruals and settlements[1]	10	25
Hurricane-related costs	—	83
Total adjustments to operating income	332	487

Adjustments to other income (expense):
Impairment of equity method investment	—	170
Net investment hedging (gain) loss	(3)	(34)
Total adjustments to other income (expense)	(3)	136

Adjustments to interest expense, net:
Prefunded acquisition financing costs	—	24
Total adjustments to interest expense, net	—	24

Adjustments to income tax provision:
Equity method non-cash tax	4	(50)
U.S. tax law changes[2]	(12)	—
Tax impact of adjustments[3]	(57)	(123)
Total adjustments to income tax provision	(65)	(173)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,386	$1,295

Diluted net earnings per common share (GAAP)	$1.18	$0.81

Adjustments to operating income	0.35	0.48
Adjustments to other income (expense)	—	0.13
Adjustments to interest expense, net	—	0.02
Adjustments to income tax provision	(0.07)	(0.16)
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.46	$1.28

Weighted average common shares outstanding, diluted (in millions)	951.4	1,011.1

[1]
As previously disclosed, beginning in the quarter ended August 31, 2018, management reviewed and refined its practice to include all charges related to the matters included in certain legal and regulatory accruals and settlements. In order to present non-GAAP measures on a consistent basis for fiscal year 2018, the Company included adjustments in the quarter ended August 31, 2018 of $14 million, $50 million and $5 million which were previously accrued in the Company’s financial statements for the quarters ended November 30, 2017, February 28, 2018 and May 31, 2018, respectively. These additional adjustments impact the comparability of such results to the results reported in prior and future quarters.

[2]	Discrete tax-only items.

[3]	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments and the adjusted tax rate true-up.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $1.0 billion (including $400 million in non-U.S. jurisdictions) as of November 30, 2018, compared to $1.8 billion (including $1.1 billion in non-U.S. jurisdictions) at November 30, 2017. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

The Company's long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in its core strategies; invest in strategic opportunities that reinforce those core strategies and meet return requirements; and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term. In June 2018, the Company’s Board of Directors reviewed and refined the Company’s dividend policy to set forth the Company’s current intention to increase its dividend each year.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the three months ended November 30, 2018 was $460 million, compared to $1.0 billion for the year-ago period. The $543 million decrease in cash provided by operating activities includes higher cash outflows from inventories, accounts receivable, net and accrued expenses and other liabilities. Changes in inventories, accounts receivable, net and accrued expenses and other liabilities are mainly driven by timing.

Net cash used for investing activities was $635 million for the three months ended November 30, 2018 compared to $599 million for the year-ago period. Business, investment and asset acquisitions for the three months ended November 30, 2018 were $200 million compared to $265 million for the year-ago period.

For the three months ended November 30, 2018, additions to property, plant and equipment were $470 million compared to $378 million in the year-ago period. Capital expenditures by reporting segment were as follows:

	Three months ended November 30,
	2018	2017
Retail Pharmacy USA	$365	$281
Retail Pharmacy International	79	71
Pharmaceutical Wholesale	26	26
Total	$470	$378

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Net cash provided by financing activities for the three months ended November 30, 2018 was $390 million, compared to net cash used for financing activities of $1.9 billion in the year-ago period. The Company repurchased shares as part of the stock repurchase programs described below and to support the needs of the employee stock plans totaling $912 million compared to $2.5 billion in the year-ago period. Proceeds related to employee stock plans were $101 million during the three months ended November 30, 2018, compared to $32 million during the three months ended November 30, 2017. Cash dividends paid were $422 million during the three months ended November 30, 2018, compared to $413 million for the same period a year ago.

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

See item 3, qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase programs
In June 2017, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018, which authorization was increased by an additional $1.0 billion in October 2017 (as expanded, the “June 2017 stock repurchase program”). In October 2017, the Company completed the June 2017 stock repurchase program, purchasing 77.4 million shares. In June 2018, Walgreens Boots Alliance authorized a new stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock of which the Company had repurchased $3.3 billion as of November 30, 2018. The June 2018 stock repurchase program has no specified expiration date.

The Company determines the timing and amount of repurchases, including repurchases to offset anticipated dilution from equity incentive plans, based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. The Company has repurchased and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable us to repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws.

Commercial paper
The Company periodically borrows under its commercial paper program and may continue to borrow under it in future periods. The Company had $1.9 billion commercial paper outstanding as of November 30, 2018 and $0.4 billion as of August 31, 2018. The Company had average daily short-term debt of $1.8 billion and $0.6 billion of commercial paper outstanding at a weighted average interest rate of 2.61% and 1.46% for the three months ended November 30, 2018 and 2017, respectively.

Financing actions
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

On February 1, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, Walgreens Boots Alliance entered into an amendment agreement thereto. The terms and conditions of the February 2017 Revolving Credit Agreement were unchanged by the amendment other than the extension of the facility termination date to the earlier of (a) January 31, 2019 and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. Borrowings under the February 2017 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of November 30, 2018, there were no borrowings under the February 2017 Revolving Credit Agreement.

On August 24, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit agreement with the lenders from time to time party thereto (the “August 2017 Revolving Credit Agreement”) and a $1.0 billion term loan credit agreement with Sumitomo Mitsui Banking Corporation (the “2017 Term Loan Credit Agreement”). On November 30, 2018, in connection with the entrance into the November 2018 Credit Agreement (described below), Walgreens Boots Alliance terminated the 2017 Term Loan Credit Agreement in accordance with its terms and as of such date paid all amounts due in connection therewith.
The August 2017 Revolving Credit Agreement is an unsecured revolving credit facility with a facility termination date of the earlier of (a) January 31, 2019, subject to any extension thereof pursuant to the terms of the August 2017 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate commitments provided by the lenders thereunder. As of November 30, 2018, there were no borrowings outstanding under the August 2017 Revolving Credit Agreement. The 2017 Term Loan Credit Agreement was an unsecured “multi-draw” term loan facility which would have matured on March 30, 2019. As of November 30, 2018, Walgreens Boots Alliance had no borrowings outstanding under the 2017 Term Loan Credit Agreement. Borrowings under the August 2017 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings.

On August 29, 2018, Walgreens Boots Alliance entered into a revolving credit agreement (the “ August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to the extension thereof pursuant to the August 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. Borrowings under the August 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of November 30, 2018, there were no borrowings under the August 2018 Revolving Credit Agreement.

On November 30, 2018, Walgreens Boots Alliance entered into a credit agreement (the “November 2018 Credit Agreement”) with the lenders from time to time party thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. Borrowings under the November 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of November 30, 2018, there were $1.0 billion borrowings under the November 2018 Credit Agreement.

On December 5, 2018, Walgreens Boots Alliance entered into a $1.0 billion term loan credit agreement (the “December 2018 Term Loan Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Term Loan Credit Agreement is a senior unsecured term loan facility with a facility termination date of the earlier of (a) January 29, 2021 and (b) the date of acceleration of all term loans pursuant to the December 2018 Term Loan Credit Agreement. Borrowings under the December 2018 Term Loan Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.75% in the case of Eurocurrency rate loans and 0.00% in the case of Alternate Base Rate loans.

From time to time, the Company may also enter into other credit facilities, including in March 2018, a $350 million short-term unsecured revolving credit facility which was undrawn as of August 31, 2018 and which was terminated in accordance with its terms and conditions in September 2018.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00. The credit facilities contain various other customary covenants. Certain of the credit facilities provide for an increase in such ratio in certain conditions set forth in the applicable credit agreement. As of November 30, 2018, the Company was in compliance with all such applicable covenants.

Credit ratings
As of December 19, 2018, the credit ratings of Walgreens Boots Alliance were:

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

AmerisourceBergen relationship

As of November 30, 2018, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 27% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. As of November 30, 2018, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See note 5, equity method investments, to the Consolidated Condensed Financial Statements included herein for further information.

CRITICAL ACCOUNTING POLICIES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2018. Some of the more significant estimates include business combinations, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. There have been no material changes in those accounting policies for the three months ended November 30, 2018.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes, outside of the ordinary course of business, in the Company's outstanding contractual obligations disclosed in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any unconsolidated special purpose entities and, except as described herein, the Company does not have significant exposure to any off-balance sheet arrangements. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity not consolidated by the Company is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

As of November 30, 2018, the Company had issued $194 million in letters of credit, primarily related to insurance obligations. The Company also had $45 million of guarantees to various suppliers outstanding as of November 30, 2018. The Company remains secondarily liable on 14 leases. The maximum potential undiscounted future payments related to these leases was $22 million as of November 30, 2018.

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in note 17, new accounting pronouncements, to the Consolidated Condensed Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs and charges associated with restructuring activities including our store optimization program will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, risks related to pilot programs and new business initiatives and ventures generally, including the risks that anticipated benefits may not be realized, changes in management’s plans and assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets, credit ratings and interest rates, the risks associated with international business operations, including the risks relating to the terms, timing and magnitude of any share repurchase activity, the risks associated with the proposed withdrawal of the United Kingdom from the European Union and international trade policies, tariffs and relations, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms and the associated impacts on volume and operating results, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, risks related to competition including changes in market dynamics, participants, product and service offerings, retail formats and competitive positioning, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the acquisition of certain assets pursuant to our amended and restated asset purchase agreement with Rite Aid, the risks associated with the integration of complex businesses, the impact of outcomes of legal and regulatory matters and risks associated with changes in laws, including those related to the December 2017 U.S. tax law changes, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in item 1A, risk factors, above and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding the Company's transactions are set forth in note 8, financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On November 30, 2018, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

Under certain market conditions, the Company may seek to protect against possible declines in the reported net investments of our foreign subsidiaries by using foreign currency cross-currency swaps, foreign currency forward-exchange contracts or foreign currency debt.

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of November 30, 2018, by approximately $30 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in note 5, equity method investments, to the Consolidated Condensed Financial Statements. See “-- AmerisourceBergen Corporation relationship” above.

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended November 30, 2018 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II.  Other Information

Item 1. Legal proceedings
The information in response to this item is incorporated herein by reference to note 10, commitments and contingencies, to the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A, risk factors, in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2018, which could materially affect our business, financial condition or future results.

Item 2. Unregistered sales of equity securities and use of proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended November 30, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program[1]
09/01/18 – 09/30/18	3,387,970	$70.10	366,924	$7,271,835,426
10/01/18 – 10/31/18	3,846,833	74.74	2,567,879	7,078,155,373
11/01/18 – 11/30/18	4,759,754	81.41	4,759,754	6,690,630,758
	11,994,557	$76.07	7,694,557	$6,690,630,758

[1]
In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date.

Item 5. Other information
On December 20, 2018, the Company announced a transformational cost management program that is targeting to deliver in excess of $1 billion of annual cost savings by the end of the third year. The transformational cost management program is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and digitization of the enterprise to transform long-term capabilities. Divisional optimization includes cost reduction activities in the Pharmaceutical Wholesale division and in the Company’s retail businesses in Chile and Mexico. Additionally, the Company has initiated global smart spending and smart organization programs, initially focused on the Company’s Retail Pharmacy USA division, its retail business in the UK and its global functions. The Company anticipates that aspects of such initiatives would result in significant restructuring and other special charges as it is implemented.

As of the date of this report, the Company is not able to make a determination of the total estimated amount or range of amounts that may be incurred for each major type of cost nor the future cash expenditures or charges, including non-cash impairment charges (if any), it may incur. The Company will update this disclosure upon the determination of such amounts. The Company has recognized cumulative pre-tax charges for the three months ended November 30, 2018 in accordance with generally accepted accounting principles in the United States of America ("GAAP") of $30 million, which were primarily recorded within selling, general and administrative expenses. These charges primarily relate to the retail businesses in Chile and Mexico in the Retail Pharmacy International division.

The Company’s analysis is preliminary and therefore is subject to change. Actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” above. Because this report is being filed within four business days from the date of the reportable event, we have made the foregoing disclosure in this report instead of in a Form 8-K under Item 2.05 (Costs Associated with Exit or Disposal Activities) and Item 2.06 (Material Impairments).

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
10.1*	Amendment, dated as of September 4, 2018, to Employment Agreement with Marco Pagni.	Incorporated by reference to Exhibit 10.46 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 11, 2018.

10.2*	Form of Performance Share Award agreement (effective October 2018).	Filed herewith.
10.3*	Form of Stock Option Award agreement (effective October 2018).	Filed herewith.
10.4*	Form of Stock Option Award agreement under UK Sub-plan (effective October 2018).	Filed herewith.
10.5*	Form of Performance Share Award agreement for CEO (November 2018).	Filed herewith.
10.6*	Form of Stock Option Award agreement for CEO (November 2018).	Filed herewith.
10.7*	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2018).	Filed herewith.
10.8*	Amendments to certain Omnibus Plan Award agreements (October 2018).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.9*	Extension to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.8 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.10
Credit Agreement, dated as of November 30, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 6, 2018.
10.11
Term Loan Credit Agreement, dated as of December 5, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 6, 2018.
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

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: December 20, 2018	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer

Dated: December 20, 2018	/s/ Kimberly R. Scardino
Kimberly R. Scardino
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)