Form 10-Q
period 2019-02-28
Walgreens Boots Alliance, Inc.
filed 2019-04-02
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2019

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
Yes ☐        No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of March 31, 2019 was 914,298,978.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2019

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	February 28, 2019	August 31, 2018
Assets
Current assets:
Cash and cash equivalents	$818	$785
Accounts receivable, net	7,828	6,573
Inventories	10,188	9,565
Other current assets	1,016	923
Total current assets	19,851	17,846
Non-current assets:
Property, plant and equipment, net	13,828	13,911
Goodwill	17,027	16,914
Intangible assets, net	11,932	11,783
Equity method investments (see note 5)	6,683	6,610
Other non-current assets	1,114	1,060
Total non-current assets	50,584	50,278
Total assets	$70,434	$68,124

Liabilities and equity
Current liabilities:
Short-term debt	$5,356	$1,966
Trade accounts payable (see note 16)	14,348	13,566
Accrued expenses and other liabilities	5,436	5,862
Income taxes	163	273
Total current liabilities	25,303	21,667
Non-current liabilities:
Long-term debt	12,685	12,431
Deferred income taxes	1,982	1,815
Other non-current liabilities	5,053	5,522
Total non-current liabilities	19,719	19,768
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at February 28, 2019 and August 31, 2018	12	12
Paid-in capital	10,571	10,493
Retained earnings	34,928	33,551
Accumulated other comprehensive loss	(2,705)	(3,002)
Treasury stock, at cost; 258,337,176 shares at February 28, 2019 and 220,380,200 at August 31, 2018	(18,036)	(15,047)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	24,770	26,007
Noncontrolling interests	643	682
Total equity	25,413	26,689
Total liabilities and equity	$70,434	$68,124

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and six months ended February 28, 2019 and February 28, 2018
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
November 30, 2018	943,444,736	$12	$(15,862)	$10,522	$(3,231)	$34,168	$654	$26,263
Net earnings (loss)	—	—	—	—	—	1,156	(18)	1,138
Other comprehensive income, net of tax	—	—	—	—	519	—	10	529
Dividends declared	—	—	—	—	—	(402)	(1)	(403)
Treasury stock purchases	(30,103,362)	—	(2,201)	—	—	—	—	(2,201)
Employee stock purchase and option plans	835,068	—	25	12	—	—	—	37
Stock-based compensation	—	—	—	37	—	—	—	37
Other	—	—	—	—	7	6	(2)	11
February 28, 2019	914,176,442	$12	$(18,036)	$10,571	$(2,705)	$34,928	$643	$25,413

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2018	952,133,418	$12	$(15,047)	$10,493	$(3,002)	$33,551	$682	$26,689
Net earnings (loss)	—	—	—	—	—	2,279	(41)	2,238
Other comprehensive income, net of tax	—	—	—	—	290	—	7	297
Dividends declared	—	—	—	—	—	(820)	(3)	(823)
Treasury stock purchases	(42,097,919)	—	(3,113)	—	—	—	—	(3,113)
Employee stock purchase and option plans	4,140,943	—	124	14	—	—	—	138
Stock-based compensation	—	—	—	63	—	—	—	63
Adoption of new accounting standards	—	—	—	—	—	(88)	—	(88)
Other	—	—	—	—	7	6	(2)	11
February 28, 2019	914,176,442	$12	$(18,036)	$10,571	$(2,705)	$34,928	$643	$25,413

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
November 30, 2017	990,446,414	$12	$(12,459)	$10,359	$(2,543)	$30,560	$827	$26,756
Net earnings	—	—	—	—	—	1,349	—	1,349
Other comprehensive income, net of tax	—	—	—	—	380	—	6	386
Dividends declared	—	—	—	—	—	(396)	(6)	(402)
Employee stock purchase and option plans	1,219,163	—	44	7	—	—	—	51
Stock-based compensation	—	—	—	38	—	—	—	38
Noncontrolling interests contribution	—	—	—	4	—	—	(4)	—
February 28, 2018	991,665,577	$12	$(12,415)	$10,408	$(2,163)	$31,513	$823	$28,178

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2017	1,023,849,070	$12	$(9,971)	$10,339	$(3,051)	$30,137	$808	$28,274
Net earnings	—	—	—	—	—	2,170	1	2,171
Other comprehensive income, net of tax	—	—	—	—	888	—	20	908
Dividends declared	—	—	—	—	—	(794)	(6)	(800)
Treasury stock purchases	(34,499,913)	—	(2,525)	—	—	—	—	(2,525)
Employee stock purchase and option plans	2,316,420	—	81	2	—	—	—	83
Stock-based compensation	—	—	—	63	—	—	—	63
Noncontrolling interests contribution	—	—	—	4	—	—	—	4
February 28, 2018	991,665,577	$12	$(12,415)	$10,408	$(2,163)	$31,513	$823	$28,178

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Sales	$34,528	$33,021	$68,321	$63,761
Cost of sales	26,773	24,925	52,925	48,324
Gross profit	7,754	8,096	15,395	15,437

Selling, general and administrative expenses	6,320	6,321	12,599	12,231
Equity earnings in AmerisourceBergen	83	202	121	90
Operating income	1,517	1,977	2,918	3,296

Other income (expense)	19	12	45	(122)
Earnings before interest and income tax provision	1,536	1,989	2,963	3,174

Interest expense, net	181	151	342	300
Earnings before income tax provision	1,356	1,838	2,621	2,874
Income tax provision	226	503	406	730
Post tax earnings from other equity method investments	9	14	24	27
Net earnings	1,138	1,349	2,238	2,171
Net earnings (loss) attributable to noncontrolling interests	(18)	—	(41)	1
Net earnings attributable to Walgreens Boots Alliance, Inc.	$1,156	$1,349	$2,279	$2,170

Net earnings per common share:
Basic	$1.25	$1.36	$2.43	$2.17
Diluted	$1.24	$1.36	$2.42	$2.16

Weighted average common shares outstanding:
Basic	928.4	991.0	938.3	998.6
Diluted	930.7	995.5	941.1	1,003.3

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Comprehensive Income:
Net earnings	$1,138	$1,349	$2,238	$2,171

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(2)	(2)	(6)	(2)
Unrealized gain (loss) on hedges	(13)	1	(10)	1
Share of other comprehensive (loss) income of equity method investments	(2)	—	(1)	2
Currency translation adjustments	553	387	321	907
Total other comprehensive income (loss)	536	386	304	908
Total comprehensive income	1,674	1,735	2,542	3,079

Comprehensive income (loss) attributable to noncontrolling interests	(8)	6	(34)	21
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$1,682	$1,729	$2,576	$3,058

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six months ended February 28,
	2019	2018
Cash flows from operating activities:
Net earnings	$2,238	$2,171
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	990	858
Deferred income taxes	161	(474)
Stock compensation expense	63	63
Equity (earnings) from equity method investments	(145)	(117)
Other	155	87
Changes in operating assets and liabilities:
Accounts receivable, net	(1,164)	(637)
Inventories	(557)	(314)
Other current assets	(61)	(66)
Trade accounts payable	682	599
Accrued expenses and other liabilities	(542)	188
Income taxes	(522)	903
Other non-current assets and liabilities	(104)	(52)
Net cash provided by operating activities	1,195	3,208

Cash flows from investing activities:
Additions to property, plant and equipment	(793)	(666)
Proceeds from sale of other assets	54	18
Business, investment and asset acquisitions, net of cash acquired	(347)	(3,375)
Other	41	(133)
Net cash used for investing activities	(1,046)	(4,156)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	336	836
Proceeds from debt	6,414	3,089
Payments of debt	(3,117)	(1,279)
Stock purchases	(3,113)	(2,525)
Proceeds related to employee stock plans	138	83
Cash dividends paid	(841)	(815)
Other	67	(5)
Net cash used for financing activities	(115)	(616)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	56
Changes in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	34	(1,508)
Cash, cash equivalents and restricted cash at beginning of period	975	3,496
Cash, cash equivalents and restricted cash at end of period	$1,009	$1,988

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

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and six months ended February 28, 2019.

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

As of February 28, 2019, the Company had not completed the analysis to assign fair values for certain liabilities assumed for the acquired stores, and therefore the purchase price allocation has not been finalized as the Company is awaiting additional information to complete its assessment. During the three months ended February 28, 2019, the Company recorded certain measurement period adjustments based on additional information, which did not have a material impact on goodwill. The following table summarizes the consideration paid and the preliminary amounts of identified assets acquired and liabilities assumed for purchase of 1,932 stores as of February 28, 2019 (in millions):

Consideration	$4,330

Identifiable assets acquired and liabilities assumed
Inventories	$1,171
Property, plant and equipment	490
Intangible assets	2,039
Accrued expenses and other liabilities	(55)
Deferred income taxes	291
Other non-current liabilities	(937)
Total identifiable net assets	2,999
Goodwill	$1,331

The identified definite-lived intangible assets were as follows:

Definite-lived intangible assets	Weighted-average useful life (in years)	Amount (in millions)
Customer relationships	12	$1,800
Favorable lease interests	10	219
Trade names	2	20
Total		$2,039

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

The goodwill of $1,331 million arising from the business combinations primarily reflects the expected operational synergies and cost savings generated from the Store Optimization Program as well as the expected growth from new customers. See note 3, exit and disposal activities, for additional information. The goodwill was allocated to the Retail Pharmacy USA segment. Substantially all of the goodwill recognized is expected to be deductible for income tax purposes.

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

The following table presents supplemental unaudited condensed pro forma consolidated sales for the three and six months ended February 28, 2018 and gives effect to the acquisition of all 1,932 stores acquired under the amended and restated asset purchase agreement as if such had been acquired on September 1, 2017. Pro forma net earnings of the Company for the three and six months ended February 28, 2018, assuming these purchases had occurred at the beginning of each period presented, would not be materially different from the results reported. See note 3, exit and disposal activities, for additional disclosures. The unaudited condensed pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the purchases occurred at the beginning of the periods presented or results which may occur in the future.

	Three months ended February 28,	Six months ended February 28,
(in millions)	2018	2018
Sales	$34,567	$67,693

The Company acquired the first distribution center and related inventory for cash consideration of $61 million during the six months ended February 28, 2019. The transition of the remaining two distribution centers and related inventory remains subject to closing conditions set forth in the amended and restated asset purchase agreement.

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory from Fred’s Inc. for the aggregate purchase price of $77 million for the three months ended February 28, 2019 and $177 million for the six months ended February 28, 2019.

Note 3. Exit and disposal activities
Transformational Cost Management Program
On December 20, 2018, the Company announced a multi-faceted program (the “Transformational Cost Management Program”), which includes divisional optimization initiatives, global smart spending, global smart organization and digitalization of the enterprise to transform long-term capabilities. Divisional optimization includes cost reduction activities across all segments of the Company. Additionally, the Company has initiated global smart spending and smart organization programs, initially focused on the Company’s Retail Pharmacy USA division, its retail business in the UK and its global functions. Actions under the Transformational Cost Management Program announced on December 20, 2018 are expected to be complete by fiscal 2022.

As of the date of this report, the Company is not able to make a determination of the total estimated amount or range of amounts that may be incurred for each major type of cost nor the future cash expenditures or charges, including non-cash impairment charges, it may incur.
Costs related to the Transformational Cost Management Program, which were primarily recorded within selling, general and administrative expenses were as follows (in millions):

Three months ended February 28, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Employee severance and other exit costs	$14	$14	$11	$39
Asset impairments[1]	—	26	85	111
Total costs	$14	$40	$96	$150

Six months ended February 28, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Employee severance and other exit costs	$16	$35	$11	$62
Asset impairments[1]	—	32	85	117
Total costs	$16	$67	$96	$179

[1]	Primarily includes write down of certain software and inventory.

The changes in liabilities related to the Transformational Cost Management Program include the following (in millions):

	Employee severance and other exit costs	Asset impairments	Total
Balance at August 31, 2018	$—	$—	$—
Costs	62	117	179
Payments	(33)	—	(33)
Other - non cash	—	(117)	(117)
Balance at February 28, 2019	$30	$—	$30

Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. As of the date of this report, the Company expects to close approximately 750 stores. The actions under the Store Optimization Program commenced in March 2018 and are now expected to be complete by the end of fiscal 2020.

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $350 million, including costs associated with lease obligations and other real estate costs and employee severance and other exit costs. The Company expects to incur pre-tax charges of approximately $160 million for lease obligations and other real estate costs and approximately $190 million for employee severance and other exit costs. The Company estimates that substantially all of these cumulative pre-tax charges will result in cash expenditures.

Since approval of the Store Optimization Program, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP totaling $150 million, which were primarily recorded within selling, general and administrative expenses. These charges included $21 million related to lease obligations and other real estate costs and $130 million in employee severance and other exit costs.

Costs related to the Store Optimization Program were as follows (in millions):

	Three months ended February 28, 2019	Six months ended February 28, 2019
Lease obligations and other real estate costs	$9	$2
Employee severance and other exit costs	22	49
Total costs	$31	$51

The changes in liabilities related to the Store Optimization Program include the following (in millions):

	Lease obligations and other real estate costs	Employee severance and other exit costs	Total
Balance at August 31, 2018	$308	$21	$329
Costs	2	49	51
Payments	(91)	(56)	(147)
Other - non cash[1]	103	—	103
Balance at February 28, 2019	$321	$14	$336

[1]	Primarily represents unfavorable lease liabilities from acquired Rite Aid stores.

Cost Transformation Program
On April 8, 2015, the Walgreens Boots Alliance Board of Directors approved a plan to implement a restructuring program (the “Cost Transformation Program”) as part of an initiative to reduce costs and increase operating efficiencies. The Cost Transformation Program implemented and built on the cost-reduction initiative previously announced by the Company on August 6, 2014 and included plans to close stores across the United States; reorganize corporate and field operations; drive operating efficiencies; and streamline information technology and other functions. The actions under the Cost Transformation Program focused primarily on the Retail Pharmacy USA segment, but included activities from all segments. The Company completed the Cost Transformation Program in the fourth quarter of fiscal 2017.

The changes in liabilities related to the Cost Transformation Program include the following (in millions):

	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2018	$414	$7	$421
Payments	(44)	(2)	(46)
Other - non cash	19	—	19
Balance at February 28, 2019	$390	$5	$395

Note 4. Operating leases
During the three and six months ended February 28, 2019, the Company recorded charges of $29 million and $42 million for facilities that were closed or relocated. This compares to $28 million and $67 million for the three and six months ended February 28, 2018. These charges are reported in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	For the six months ended February 28, 2019	For the twelve months ended August 31, 2018
Balance at beginning of period	$964	$718
Provision for present value of non-cancellable lease payments on closed facilities	1	52
Changes in assumptions	21	19
Accretion expense	20	58
Other - non cash[1]	86	338
Cash payments, net of sublease income	(164)	(221)
Balance at end of period	$928	$964

[1]	Represents unfavorable lease liabilities from acquired Rite Aid stores.

Note 5. Equity method investments
Equity method investments as of February 28, 2019 and August 31, 2018, were as follows (in millions, except percentages):

	February 28, 2019		August 31, 2018
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,212	27%	$5,138	26%
Others	1,471	8% - 50%	1,472	8% - 50%
Total	$6,683		$6,610

AmerisourceBergen Corporation (“AmerisourceBergen”) investment
As of February 28, 2019 and August 31, 2018, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 27% and 26% of the outstanding AmerisourceBergen common stock, respectively. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at February 28, 2019 was $4.7 billion.

As of February 28, 2019, the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; Sinopharm Holding GuoDa Drugstores Co., Ltd., the Company's retail pharmacy investment in China and Option Care Inc., the Company's investment in the United States.

The Company reported $9 million and $14 million of post-tax equity earnings from other equity method investments, including equity method investments classified as operating, for the three months ended February 28, 2019 and 2018, respectively. The Company reported $24 million and $27 million of post-tax equity earnings from other equity method investments for the six months ended February 28, 2019 and 2018, respectively.

Note 6. Goodwill and other intangible assets
Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. Based on the fiscal 2018 annual impairment analysis, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 11% to approximately 312%. The fair value of the Boots reporting unit, within the Retail Pharmacy International division, is in excess of its carrying value by approximately 11%. The Company continues to monitor weakness in the U.K. retail market, uncertainty surrounding future NHS funding and the U.K.’s potential exit from the European Union (commonly referred to as “Brexit”), and the potential impact these and other factors may have on the fair value of the Boots reporting units in future periods. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Balance at August 31, 2018	$10,483	$3,370	$3,061	$16,914
Acquisitions	8	—	—	8
Disposals	—	(8)	—	(8)
Currency translation adjustments	—	59	54	113
Balance at February 28, 2019	$10,491	$3,421	$3,115	$17,027

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	February 28, 2019	August 31, 2018
Gross amortizable intangible assets
Customer relationships and loyalty card holders	$4,421	$4,235
Favorable lease interests and non-compete agreements	669	680
Trade names and trademarks	507	489
Purchasing and payer contracts	382	390
Total gross amortizable intangible assets	5,979	5,794

Accumulated amortization
Customer relationships and loyalty card holders	$1,147	$997
Favorable lease interests and non-compete agreements	386	359
Trade names and trademarks	242	206
Purchasing and payer contracts	86	78
Total accumulated amortization	1,861	1,640
Total amortizable intangible assets, net	$4,118	$4,154

Indefinite-lived intangible assets
Trade names and trademarks	$5,688	$5,557
Pharmacy licenses	2,126	2,072
Total indefinite-lived intangible assets	$7,814	$7,629

Total intangible assets, net	$11,932	$11,783

Amortization expense for intangible assets was $139 million and $273 million for the three and six months ended February 28, 2019, respectively, and $121 million and $217 million for the three and six months ended February 28, 2018, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at February 28, 2019 is as follows (in millions):

	2020	2021	2022	2023	2024
Estimated annual amortization expense	$483	$432	$412	$378	$361

Note 7. Debt
Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	February 28, 2019	August 31, 2018
Short-term debt [1]
Commercial paper	$3,027	$430
Credit facilities [2]	644	999
$8 billion note issuance [3,4]
2.700% unsecured notes due 2019	1,249	—
$1 billion note issuance [5]
5.250% unsecured notes due 2019 [6]	—	249
Other [7]	436	288
Total short-term debt	$5,356	$1,966

Long-term debt [1]
$6 billion note issuance [3,4]
3.450% unsecured notes due 2026	$1,889	$1,888
4.650% unsecured notes due 2046	590	590
$8 billion note issuance [3,4]
2.700% unsecured notes due 2019	—	1,248
3.300% unsecured notes due 2021	1,246	1,245
3.800% unsecured notes due 2024	1,991	1,990
4.500% unsecured notes due 2034	495	495
4.800% unsecured notes due 2044	1,492	1,492
£700 million note issuance [3,4]
2.875% unsecured Pound sterling notes due 2020	531	517
3.600% unsecured Pound sterling notes due 2025	397	387
€750 million note issuance [3,4]
2.125% unsecured Euro notes due 2026	849	868
$4 billion note issuance [3,5]
3.100% unsecured notes due 2022	1,196	1,196
4.400% unsecured notes due 2042	493	492
Credit facilities [2]	1,500	—
Other [8]	15	23
Total long-term debt, less current portion	$12,685	$12,431

[1]
Carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt has been translated using the spot rates at February 28, 2019 and August 31, 2018, respectively.

[2]
Credit facilities include debt outstanding under the January 2019 364-Day Revolving Credit Agreement, the December 2018 Revolving Credit Agreement, the December 2018 Term Loan Credit Agreement, the November 2018 Credit Agreement and the August 2018 Revolving Credit Agreement, which are described in more detail below.

[3]
The $6 billion, $8 billion, £0.7 billion, €0.75 billion and $4 billion note issuances as of February 28, 2019 had fair values and carrying values of $2.4 billion and $2.5 billion, $6.4 billion and $6.5 billion, $0.9 billion and $0.9 billion, $0.9 billion and $0.8 billion and $1.6 billion and $1.7 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the February 28, 2019 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of February 28, 2019.

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

January 2019 364-Day Revolving Credit Agreement
On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364-Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. As of February 28, 2019, there were no borrowings outstanding under the January 364-Day Revolving Credit Agreement.

December 2018 Revolving Credit Agreement
On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. As of February 28, 2019, there were $0.5 billion borrowings outstanding under the December 2018 Revolving Credit Agreement.

December 2018 Term Loan Credit Agreement
On December 5, 2018, Walgreens Boots Alliance entered into a $1.0 billion term loan credit agreement (the “December 2018 Term Loan Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Term Loan Credit Agreement is a senior unsecured term loan facility with a facility termination date of the earlier of (a) January 29, 2021 and (b) the date of acceleration of all term loans pursuant to the December 2018 Term Loan Credit Agreement. As of February 28, 2019, there were $1.0 billion borrowings outstanding under the December 2018 Term Loan Credit Agreement.

November 2018 Credit Agreement
On November 30, 2018, the Company entered into a credit agreement (as amended, the “November 2018 Credit Agreement”) with the lenders from time to time party thereto and, on March 25, 2019, the Company entered into an amendment to such credit agreement reflecting certain changes to the borrowing notice provisions thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. As of February 28, 2019, there were $0.7 billion borrowings outstanding under the November 2018 Credit Agreement.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to the extension thereof pursuant to the August 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of February 28, 2019, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

August 2017 Credit Agreements

On August 24, 2017, the Company entered into a $1.0 billion revolving credit agreement with the lenders from time to time party thereto (the “August 2017 Revolving Credit Agreement”) and a $1.0 billion term loan credit agreement with Sumitomo Mitsui Banking Corporation (the “2017 Term Loan Credit Agreement”). On November 30, 2018, in connection with the entrance into the November 2018 Credit Agreement, the Company terminated the 2017 Term Loan Credit Agreement in accordance with its terms and as of such date paid all amounts due in connection therewith. On January 31, 2019, the August 2017 Revolving Credit Agreement matured and the Company paid all amounts due in connection therewith.

February 2017 Revolving Credit Agreement
On February 1, 2017, the Company entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, the Company entered into an amendment agreement thereto. On January 31, 2019, the February 2017 Revolving Credit Agreement matured and the Company paid all amounts due in connection therewith.

Debt covenants
Each of the Company’s credit facilities contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $2.4 billion and $1.2 billion at a weighted average interest rate of 2.96% and 1.81% for the six months ended February 28, 2019 and 2018, respectively.

Interest
Interest paid was $349 million and $281 million for the six months ended February 28, 2019 and 2018, respectively.

Note 8. Financial instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

February 28, 2019	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$623	$16	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	748	3	Other current assets
Foreign currency forwards	2,807	92	Accrued expenses and other liabilities

August 31, 2018	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$250	$1	Accrued expenses and other liabilities
Foreign currency forwards	15	—	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	3,273	52	Other current assets
Foreign currency forwards	825	4	Accrued expenses and other liabilities

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

The Company uses interest rate swaps from time to time to manage the interest rate exposure associated with some of its fixed-rate debt and designates them as fair value hedges. From time to time, the Company uses forward starting interest rate swaps to hedge its interest rate exposure of some of its anticipated debt issuances.

Net investment hedges
The Company uses cross currency interest rate swaps as hedges of net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the currency translation adjustment within accumulated other comprehensive income (loss).
Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The income and (expense) due to changes in fair value of these derivative instruments were as follows (in millions):

		Three months ended February 28,		Six months ended February 28,
	Location in Consolidated Condensed Statements of Earnings	2019	2018	2019	2018
Foreign currency forwards	Selling, general and administrative expenses	$(106)	$(164)	$(60)	$(183)
Foreign currency forwards	Other income (expense)	(6)	(1)	(2)	33

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$142	$142	$—	$—
Available-for-sale investments[2]	5	5	—	—
Foreign currency forwards[3]	3	—	3	—
Liabilities:
Foreign currency forwards[3]	92	—	92	—
Cross currency interest rate swaps[4]	16	—	16	—

	August 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$227	$227	$—	$—
Available-for-sale investments[2]	1	1	—	—
Foreign currency forwards[3]	52	—	52	—
Liabilities:
Interest rate swaps[4]	1	—	1	—
Foreign currency forwards[3]	4	—	4	—

[1]	Money market funds are valued at the closing price reported by the fund sponsor.

[2]	Fair value of quoted investments are based on current bid prices as of February 28, 2019 and August 31, 2018.

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

There were no transfers between Levels for the three and six months ended February 28, 2019.

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed a consolidated class action complaint on August 17, 2015, and defendants moved to dismiss the complaint on October 16, 2015. On September 30, 2016, the Court issued an order granting in part and denying in part defendants’ motion to dismiss. Defendants filed their answer to the complaint on November 4, 2016 and filed an amended answer on January 16, 2017. Plaintiff filed its motion for class certification on April 21, 2017. The Court granted plaintiffs’ motion on March 29, 2018 and merits discovery is proceeding. On December 19, 2018, plaintiffs filed a first amended complaint and defendants moved to dismiss the new complaint on February 19, 2019.

As of the date of this report, the Company was aware of two previously disclosed putative class action lawsuits filed by purported Rite Aid stockholders against Walgreens Boots Alliance and certain of its officers regarding the transactions contemplated by the original merger agreement between the Company and Rite Aid (prior to its amendment on January 29, 2017) (such transactions, the “Rite Aid Transactions”). One of the Rite Aid actions was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”) and primarily alleged that Walgreens Boots Alliance and one of its subsidiaries aided and abetted certain alleged breaches of fiduciary duty by the board of directors of Rite Aid in connection with the Rite Aid Transactions. This action was terminated by the court for lack of prosecution in December 2018. The other action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”) and alleges, among other things, that the Company and certain of its officers made false or misleading statements regarding the Rite Aid Transactions. The Company has filed a motion to dismiss the federal action, which motion is fully briefed and awaits ruling.

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

On January 22, 2019, the Company announced that it had reached an agreement to resolve a civil investigation involving allegations under the False Claims Act by a United States Attorney’s Office, working in conjunction with several states, regarding certain dispensing practices. Pursuant to the agreement, the Company paid $209.2 million to the United States and the various states involved in the matter, substantially all of which was reserved for in the Company’s Consolidated Financial Statements as of November 30, 2018.

Note 11. Income taxes
The effective tax rate for the three and six months ended February 28, 2019 was 16.7% and 15.5%, respectively, compared to 27.4% and 25.4% for the three and six months ended February 28, 2018, respectively. The decrease in the effective tax rates for the three and six months ended February 28, 2019 was primarily due to the provisional net discrete tax expense that was recorded during the three months ended February 28, 2018 as a result of the U.S. tax law changes, which were enacted on December 22, 2017.

Income taxes paid for the six months ended February 28, 2019 were $766 million, compared to $301 million for the six months ended February 28, 2018.

U.S. tax law changes
In connection with the U.S. tax law changes enacted in December 2017 and in accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”), the Company completed its analysis of the income tax effects of the U.S. tax law changes during the three months ended February 28, 2019. The incremental net tax benefit for the six months ended recorded upon completion of the analysis of the income tax effects of the U.S. tax law changes was not material to our Consolidated Condensed Financial Statements.

While the Company completed its analysis of the income tax effects of the U.S. tax law changes, the final impact of the U.S. tax law changes may differ from this analysis, due to, among other things, technical clarifications from the U.S. Department of the Treasury and Internal Revenue Service (“IRS”), interpretations of the U.S. tax law changes and actions the Company may take. The Company will continue to evaluate the impact of any future authoritative guidance with respect to the U.S. tax law changes.

The U.S. tax law changes created new rules that allow the Company to make an accounting policy election to either treat taxes due on future global intangible low-taxed income (“GILTI”) inclusions in taxable income as either a current period expense or reflect such inclusions related to temporary basis differences in the Company’s measurement of deferred taxes. The Company has elected to treat GILTI as a current period expense. The Company continues to evaluate the impact of the GILTI provisions under the U.S. tax law changes, which are complex and subject to continuing regulatory interpretation by the IRS.

As we repatriate the undistributed earnings of our foreign subsidiaries for use in the United States, the earnings from our foreign subsidiaries will generally not be subject to U.S. federal tax. We continuously evaluate the amount of foreign earnings that are not necessary to be permanently reinvested in our foreign subsidiaries.

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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

		Three months ended February 28,		Six months ended February 28,
	Location in Consolidated Condensed Statements of Earnings	2019	2018	2019	2018
Service costs	Selling, general and administrative expenses	$1	$1	$2	$3
Interest costs	Other expense[1]	50	49	99	96
Expected returns on plan assets/other	Other income[1]	(64)	(53)	(124)	(104)
Total net periodic pension costs (income)		$(13)	$(3)	$(23)	$(5)

1 Shown as Other income (expense) on Consolidated Condensed Statements of Earnings.

The Company made cash contributions to its defined benefit pension plans of $11 million for the six months ended February 28, 2019, which primarily related to committed funded payments. The Company plans to contribute an additional $23 million to its defined benefit pension plans in fiscal 2019.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is approved annually by the Walgreen Co. Board of Directors and reviewed by the Compensation Committee and Finance Committee of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $64 million and $125 million for the three and six months ended February 28, 2019 compared to an expense of $55 million and $111 million in the three and six months ended February 28, 2018.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized for the three and six months ended February 28, 2019 was $33 million and $64 million compared to a cost of $31 million and $61 million in the three and six months ended February 28, 2018.

Note 13. Accumulated other comprehensive income (loss)
The following is a summary of net changes in accumulated other comprehensive income (loss) ("AOCI") by component and net of tax for the three and six months ended February 28, 2019 and February 28, 2018 (in millions):

	Pension/ post- retirement obligations	Unrealized gain (loss) on hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2018	$97	$(27)	$4	$(3,305)	$(3,231)
Other comprehensive income (loss) before reclassification adjustments	—	(19)	(2)	537	516
Amounts reclassified from AOCI	(4)	2	—	—	(2)
Other	—	—	—	7	7
Tax benefit (provision)	2	4	—	(1)	5
Net change in other comprehensive income (loss)	(2)	(13)	(2)	543	526
Balance at February 28, 2019	$95	$(40)	$2	$(2,762)	$(2,705)

	Pension/ post- retirement obligations	Unrealized gain (loss) on hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2018	$101	$(30)	$3	$(3,076)	$(3,002)
Other comprehensive income (loss) before reclassification adjustments	—	(16)	(1)	309	292
Amounts reclassified from AOCI	(8)	3	—	—	(5)
Other	—	—	—	7	7
Tax benefit (provision)	2	3	—	(2)	3
Net change in other comprehensive income (loss)	(6)	(10)	(1)	314	297
Balance at February 28, 2019	$95	$(40)	$2	$(2,762)	$(2,705)

	Pension/ post- retirement obligations	Unrealized gain (loss) on hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2017	$(139)	$(33)	$—	$(2,371)	$(2,543)
Other comprehensive income (loss) before reclassification adjustments	—	—	1	381	382
Amounts reclassified from AOCI	(3)	1	—	—	(2)
Tax benefit (provision)	1	—	(1)	—	—
Net change in other comprehensive income (loss)	(2)	1	—	381	380
Balance at February 28, 2018	$(141)	$(32)	$—	$(1,990)	$(2,163)

	Pension/ post- retirement obligations	Unrealized gain (loss) on hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2017	$(139)	$(33)	$(2)	$(2,877)	$(3,051)
Other comprehensive income (loss) before reclassification adjustments	(1)	—	4	887	890
Amounts reclassified from AOCI	(3)	2	—	—	(1)
Tax benefit (provision)	2	(1)	(2)	—	(1)
Net change in other comprehensive income (loss)	(2)	1	2	887	888
Balance at February 28, 2018	$(141)	$(32)	$—	$(1,990)	$(2,163)

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

The following table reflects results of operations and reconciles adjusted operating income to operating income for the Company's reportable segments (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations[1]	Walgreens Boots Alliance, Inc.
Three months ended February 28, 2019
Sales	$26,257	$3,082	$5,738	$(549)	$34,528

Adjusted operating income	$1,455	$256	$225	$(1)	$1,935
Acquisition-related amortization					(123)
Transformational cost management					(150)
Acquisition-related costs					(82)
Adjustments to equity earnings in AmerisourceBergen					(9)
Store optimization					(31)
LIFO provision					(8)
Certain legal and regulatory accruals and settlements					(14)
Operating income					$1,517

Three months ended February 28, 2018
Sales	$24,478	$3,317	$5,755	$(529)	$33,021

Adjusted operating income[3]	$1,650	$276	$231	$3	$2,160
Acquisition-related amortization					(113)
Acquisition-related costs					(65)
Adjustments to equity earnings in AmerisourceBergen					113
LIFO provision					(43)
Certain legal and regulatory accruals and settlements[2]					(90)
Asset recovery					15
Operating income[3]					$1,977

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations[1]	Walgreens Boots Alliance, Inc.
Six months ended February 28, 2019
Sales	$51,979	$5,982	$11,446	$(1,086)	$68,321

Adjusted operating income	$2,834	$388	$445	$—	$3,667
Acquisition-related amortization					(246)
Transformational cost management					(179)
Acquisition-related costs					(148)
Adjustments to equity earnings in AmerisourceBergen					(54)
Store optimization					(51)
LIFO provision					(48)
Certain legal and regulatory accruals and settlements					(24)
Operating income					$2,918

Six months ended February 28, 2018
Sales	$46,967	$6,400	$11,473	$(1,079)	$63,761

Adjusted operating income[3]	$3,028	$481	$456	$1	$3,966
Acquisition-related amortization					(198)
Acquisition-related costs					(116)
Adjustments to equity earnings in AmerisourceBergen					(76)
LIFO provision					(97)
Certain legal and regulatory accruals and settlements[2]					(115)
Hurricane-related costs					(83)
Asset recovery					15
Operating income[3]					$3,296

1 Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International
segments.
2 As previously disclosed, beginning in the quarter ended August 31, 2018, management reviewed and refined its practice to include all charges related to the matters included in certain legal and regulatory accruals and settlements. In order to present non-GAAP measures on a consistent basis for fiscal year 2018, the Company included adjustments in the quarter ended August 31, 2018 of $14 million, $50 million and $5 million which were previously accrued in the Company’s financial statements for the quarters ended November 30, 2017, February 28, 2018 and May 31, 2018, respectively. These additional adjustments impact the comparability of such results to the results reported in prior and future quarters.
3 The Company adopted new accounting guidance in Accounting Standards Update 2017-07 as of September 1, 2018 (fiscal
2019) on a retrospective basis for the Consolidated Condensed Statements of Earnings presentation. See note 17, new accounting pronouncements, for further information.

Note 15. Sales
The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Retail Pharmacy USA
Pharmacy	$18,892	$17,208	$38,039	$33,487
Retail	7,366	7,270	13,940	13,480
Total	26,257	24,478	51,979	46,967

Retail Pharmacy International
Pharmacy	1,010	1,095	2,049	2,202
Retail	2,072	2,222	3,933	4,198
Total	3,082	3,317	5,982	6,400

Pharmaceutical Wholesale	5,738	5,755	11,446	11,473

Eliminations[1]	(549)	(529)	(1,086)	(1,079)

Walgreens Boots Alliance, Inc.	$34,528	$33,021	$68,321	$63,761

[1]	Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

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

Related party transactions with AmerisourceBergen (in millions):

	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Purchases, net	$14,064	$12,132	$28,386	$23,736

	February 28, 2019	August 31, 2018
Trade accounts payable, net	$6,511	$6,274

Note 17. New accounting pronouncements
Adoption of new accounting pronouncements
Presentation of net periodic pension cost and net periodic postretirement benefit cost
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item in the statement of earnings as other compensation costs arising from services rendered by the related employees during the period. All other net cost components are required to be presented in the statement of earnings separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of earnings to present the other net cost components must be disclosed in the notes to the financial statements. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) on a retrospective basis and the adoption did not have a material impact on the Company's results of operations, cash flows or financial position. The impact on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $125 million, $73 million and $(69) million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively. The updated accounting policy for pension and postretirement benefits is as follows:

Pension and postretirement benefits
The Company has various defined benefit pension plans, which cover some of its non-U.S. employees. The Company also has a postretirement healthcare plan, which covers qualifying U.S. employees. Eligibility and the level of benefits for these plans vary depending on participants’ status, date of hire and or length of service. Pension and postretirement plan expenses and valuations are dependent on assumptions used by third-party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors. The Company funds its pension plans in accordance with applicable regulations. The Company records the service cost component of net pension cost and net postretirement benefit cost in selling, general and administrative expenses. The Company records all other net cost components of net pension cost and net postretirement benefit cost in other income (expense). See note 12, retirement benefits, for further information.

The following is a reconciliation of the effect of the reclassification of all other net cost components (excluding service cost component) of net pension cost and net postretirement benefit cost from selling, general and administrative expenses to other income (expense) in the Company’s Consolidated Condensed Statements of Earnings (in millions):

	As reported	Adjustments	As revised
Three months ended February 28, 2018
Selling, general and administrative expenses	$6,318	$3	$6,321
Operating income	1,980	(3)	1,977
Other income (expense)	9	3	12

	As reported	Adjustments	As revised
Six months ended February 28, 2018
Selling, general and administrative expenses	$12,225	$6	$12,231
Operating income	3,302	(6)	3,296
Other income (expense)	(128)	6	(122)

Restricted cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) on a full retrospective basis and the adoption did not have a material impact on the Company’s Statement of Cash Flows.

The following is a reconciliation of the effect on the relevant line items on the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2018 as a result of adopting this new accounting guidance (in millions):

	As reported	Adjustments	As revised
Six months ended February 28, 2018
Trade accounts payable	$592	$7	$599
Accrued expenses and other liabilities	182	6	188
Other non-current assets and liabilities	(72)	20	(52)
Net cash provided by operating activities	3,176	32	3,208

Effect of exchange rate changes on cash, cash equivalents and restricted cash	44	12	56
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,552)	44	(1,508)
Cash, cash equivalents and restricted cash at beginning of period	3,301	195	3,496
Cash, cash equivalents and restricted cash at end of period	$1,749	$239	$1,988

Tax accounting for intra-entity asset transfers
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this ASU require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU does not change the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) on a modified retrospective basis and the adoption did not have a material impact on the Company's results of operations.

Classification of certain cash receipts and cash payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims, and distributions received from equity method investees. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) and adoption did not have a material impact on the Company’s Statement of Cash Flows.

Revenue recognition on contracts with customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequently, the FASB issued additional ASUs, which further clarify this guidance. This ASU provides a single principles-based revenue recognition model with a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this new accounting guidance on September 1, 2018 (fiscal 2019) using the modified retrospective transition approach for all contracts and the adoption did not have a material impact on the Company’s results of operations. The adoption mainly resulted in changes to recognition of revenues related to loyalty programs and gift card breakage. Prior to adoption, the Company used the cost approach to account for loyalty programs. Upon adoption, the Company uses the deferred revenue approach. Prior to adoption, gift card breakage was primarily recognized at point of sale. Upon adoption, all gift card breakage is recognized based on the redemption pattern. The changes in accounting for loyalty programs and gift card breakage resulted in a cumulative transition adjustment of $98 million in retained earnings. See note 15, sales, for additional disclosures. The updated accounting policy for revenue recognition and loyalty programs are as follows:

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

Classification and measurement of financial instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Subsequently, the FASB issued additional ASUs, which further clarify this guidance. This ASU requires equity investments (except those under the equity method of accounting or those that result in the consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost less impairment, if any, and changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This simplifies the impairment assessment of equity investments previous held at cost. Separate presentation of financial assets and liabilities by measurement category is required. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) and adoption did not have a material impact on the Company’s results of operations, cash flows or financial position. The new guidance was applied on a modified retrospective basis, with the exception of the amendments related to the measurement alternative for equity investments without readily determinable fair values, which was applied on a prospective basis.

New accounting pronouncements not yet adopted
Collaborative arrangements
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021). The adoption of this ASU is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

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

Intangibles – goodwill and other – internal-use software
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021), and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position or results of operations.

Compensation – retirement benefits – defined benefit plans
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This ASU is effective for fiscal years ending after December 15, 2020 (fiscal 2022) and must be applied on a full retrospective basis. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's financial position and disclosures.

Fair value measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021), and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's disclosures.

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

Accounting for reclassification of certain tax effects from accumulated other comprehensive income
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU addresses the income tax effects of items in accumulated other comprehensive income (“AOCI”) that were originally recognized in other comprehensive income, rather than in income from continuing operations. Specifically, it permits a reclassification from AOCI to retained earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the U.S. tax law changes enacted in December 2017. It also requires certain disclosures about these reclassifications. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate are recognized. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. Subsequently, the FASB issued additional ASUs, which further clarify this guidance. This ASU increases the transparency and comparability of organizations by requiring the capitalization of substantially all leases on the balance sheet and disclosures of key information about leasing arrangements. Under this new guidance, at the lease commencement date, a lessee recognizes a right-of-use asset and lease liability. The lease liability is initially measured at the present value of the future lease payments and the asset is based on the liability, subject to certain adjustments. For income statement purposes, a dual model was retained for lessees, requiring leases to be classified as either operating or finance leases. Under the operating lease model, lease expense is recognized on a straight-line basis over the lease term. Under the finance lease model, interest on the lease liability is recognized separately from amortization of the right-of-use asset. The new guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented (fiscal 2018) using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. In July 2018, a new ASU was issued to provide relief to the companies from restating the comparative period. Pursuant to this ASU, WBA will not restate comparative periods presented in the Company’s financial statements in the period of adoption.

The Company will adopt this ASU and related amendments on September 1, 2019 (fiscal 2020). The Company continues to plan for adoption and implementation of this ASU, including implementing a new global lease accounting system, evaluating practical expedient and accounting policy elections and assessing the overall financial statement impact. This ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is being evaluated. The impact of this ASU is non-cash in nature and will not affect the Company’s cash flows.

Note 18. Supplemental information
Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members. Trade receivables were $6.3 billion and $5.4 billion at February 28, 2019 and August 31, 2018, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see note 16, related parties), were $1.5 billion and $1.2 billion at February 28, 2019 and August 31, 2018, respectively.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Depreciation expense	$360	$347	$717	$682
Intangible asset and other amortization	139	95	273	176
Total depreciation and amortization expense	$499	$442	$990	$858

Accumulated depreciation and amortization on property, plant and equipment was $11.0 billion at February 28, 2019 and $10.5 billion at August 31, 2018.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of February 28, 2019 and August 31, 2018, the amount of such restricted cash was $191 million and $190 million, respectively, and is reported in other current assets on the Consolidated Condensed Balance Sheets.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of February 28, 2019 and August 31, 2018 (in millions):

	February 28, 2019	August 31, 2018
Cash and cash equivalents	$818	$785
Restricted cash (included in other current assets)	191	190
Cash, cash equivalents and restricted cash	$1,009	$975

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 14.4 million outstanding options to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation as of February 28, 2019 compared to 10.6 million as of February 28, 2018.

Cash dividends declared per common share
Cash dividends per common share declared during the six months ended fiscal 2019 and the six months ended fiscal 2018 were as follows:

Quarter ended	2019	2018
November	$0.440	$0.400
February	0.440	0.400
	$0.880	$0.800

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” and in item 1A risk factors, in our Form 10-K for the fiscal year ended August 31, 2018 and in Item 1A “risk factors” in this report. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and six months ended February 28, 2019.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global pharmacy-led health and wellbeing enterprise. Its operations are conducted through three reportable segments:

•	Retail Pharmacy USA;

•	Retail Pharmacy International; and

•	Pharmaceutical Wholesale.

See note 14, segment reporting, for further information.

FACTORS AFFECTING OUR RESULTS AND COMPARABILITY
The influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms, strategic transactions including acquisitions, for example the acquisition of stores and other assets from Rite Aid, joint ventures and other strategic collaborations, changes in laws, for example the U.S. tax law changes, changes in trade, tariff and international relations, including the U.K.'s proposed withdrawal from the European Union and its impact on our operations and prospects and those of our customers and counterparties, the timing and magnitude of cost reduction initiatives, fluctuations in variable costs and general economic conditions in the markets in which the Company operates and other factors that can affect the Company’s operations and net earnings for any period may not be comparable to the same period in previous years and are not necessarily indicative of future operating results.

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a multi-faceted program (the “Transformational Cost Management Program”), which includes divisional optimization initiatives, global smart spending, global smart organization and digitalization of the enterprise to transform long-term capabilities. Divisional optimization includes cost reduction activities across all segments of the Company. Additionally, the Company has initiated global smart spending and smart organization programs, initially focused on the Company’s Retail Pharmacy USA division, its retail business in the UK and its global functions. Actions under the Transformational Cost Management Program announced on December 20, 2018 are expected to deliver in excess of $1.5 billion of annual cost savings, compared to the Company's previously stated expectation of in excess of $1 billion, by fiscal 2022.

As of the date of this report, the Company is not able to make a determination of the total estimated amount or range of amounts that may be incurred for each major type of cost nor the future cash expenditures or charges, including non-cash impairment charges (if any), it may incur. The Company will update this disclosure upon the determination of such amounts.

Transformational Cost Management Program charges are recognized as the costs are incurred over time in accordance with GAAP. The Company treats charges related to the Transformational Cost Management Program as special items impacting comparability of results in its earnings disclosures. As of February 28, 2019, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP relating to the Transformational Cost Management Program of $179

million, which were primarily recorded within selling, general and administrative expenses. These charges primarily relate to actions taken in the Pharmaceutical Wholesale and Retail Pharmacy International divisions.

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

The Company continues to expect to complete integration of the acquired stores and related assets by the end of fiscal 2020, at an estimated total cost of approximately $850 million, which is reported as acquisition-related costs. The Company has recognized cumulative pre-tax charges for the fiscal year 2018 and for the six months ended February 28, 2019 of $221 million and $145 million, respectively, related to integration of the acquired stores and related assets. In addition, the Company continues to expect to spend approximately $500 million on store conversions and related activities. The Company expects annual synergies from the transaction of more than $325 million, which are expected to be fully realized within four years of the initial closing of this transaction and derived primarily from procurement, cost savings and other operational matters.

See Store Optimization Program in item 2, management's discussion and analysis of financial condition and results of operations, for information on the Store Optimization Program.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

STORE OPTIMIZATION PROGRAM
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. As of the date of this report, the Company expects to close approximately 750 stores. The actions under the Store Optimization Program commenced in March 2018 and are now expected to be complete by the end of fiscal 2020. The Store Optimization Program is expected to result in cost savings of approximately $350 million per year, compared to the Company's previously stated expectation of $325 million, to be fully delivered by the end of fiscal 2020.

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $350 million, including costs associated with lease obligations and other real estate costs and employee severance and other exit costs. The Company expects to incur pre-tax charges of approximately $160 million for lease obligations and other real estate costs and approximately $190 million for employee severance and other exit costs. The Company estimates that substantially all of these cumulative pre-tax charges will result in cash expenditures.

The Company has recognized cumulative pre-tax charges for the fiscal year 2018 and for the six months ended February 28, 2019 in accordance with GAAP totaling $150 million which were primarily recorded within selling, general and administrative expenses. These charges included $21 million related to lease obligations and other real estate costs and $130 million in employee severance and other exit costs.

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

U.S. TAX LAW CHANGES
In connection with the U.S. tax law changes enacted in December 2017 and in accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”), the Company completed its analysis of the income tax effects of the U.S. tax law changes during the three months ended February 28, 2019. The incremental net tax benefit recorded upon completion of the analysis of the income tax effects of the U.S. tax law changes was not material to our Consolidated Condensed Financial Statements.

While the Company completed its analysis of the income tax effects of the U.S. tax law changes, the final impact of the U.S. tax law changes may differ from this analysis, due to, among other things, technical clarifications from the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”), interpretations of the U.S. tax law changes and actions the Company may take. The Company will continue to evaluate the impact of any future authoritative guidance with respect to the U.S. tax law changes.

As we repatriate the undistributed earnings of our foreign subsidiaries for use in the United States, the earnings from our foreign subsidiaries will generally not be subject to U.S. federal tax. We continuously evaluate the amount of foreign earnings that are not necessary to be permanently reinvested in our foreign subsidiaries.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics:

	(in millions, except per share amounts)
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Sales	$34,528	$33,021	$68,321	$63,761
Gross profit	7,754	8,096	15,395	15,437
Selling, general and administrative expenses	6,320	6,321	12,599	12,231
Equity earnings in AmerisourceBergen	83	202	121	90
Operating income	1,517	1,977	2,918	3,296
Adjusted operating income (Non-GAAP measure)[1]	1,935	2,160	3,667	3,966
Earnings before interest and income tax provision	1,536	1,989	2,963	3,174
Net earnings attributable to Walgreens Boots Alliance, Inc.	1,156	1,349	2,279	2,170
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	1,522	1,721	2,908	3,016
Net earnings per common share – diluted	1.24	1.36	2.42	2.16
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	1.64	1.73	3.09	3.01

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Sales	4.6	12.1	7.2	10.0
Gross profit	(4.2)	7.1	(0.3)	5.2
Selling, general and administrative expenses	—	3.4	3.0	3.7
Operating income	(23.3)	32.7	(11.5)	11.9
Adjusted operating income (Non-GAAP measure)[1]	(10.4)	6.6	(7.5)	5.5
Earnings before interest and income tax provision	(22.8)	35.9	(6.7)	9.0
Net earnings attributable to Walgreens Boots Alliance, Inc.	(14.3)	27.3	5.1	2.6
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	(11.5)	16.6	(3.6)	12.7
Net earnings per common share – diluted	(8.3)	38.8	12.0	11.3
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	(5.4)	27.2	2.8	22.4

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Gross margin	22.5	24.5	22.5	24.2
Selling, general and administrative expenses	18.3	19.1	18.4	19.2

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
Net earnings attributable to Walgreens Boots Alliance for the three months ended February 28, 2019 decreased 14.3% to $1.2 billion compared with the prior year period, while diluted net earnings per share decreased 8.3% to $1.24 compared with the prior year period. The decrease in net earnings and diluted net earnings per share for the three month period ended February 28, 2019 primarily reflect operating performance including costs related to the Transformational Cost Management Program and prior year impact of U.S. tax law changes related to AmerisourceBergen, partially offset by the lower effective tax rate in the quarter. Diluted net earnings per share was positively affected by a lower number of shares outstanding compared to the prior year period. Net earnings and diluted net earnings per share were negatively impacted by 0.9 percentage points and 0.9 percentage points, respectively, as a result of currency translation.

Net earnings attributable to Walgreens Boots Alliance for the six months ended February 28, 2019 increased 5.1% to $2.3 billion compared with the prior year period, while diluted net earnings per share increased 12.0% to $2.42 compared with the prior year period. The increase in net earnings and diluted net earnings per share for the six month period ended February 28, 2019 primarily reflect the lower effective tax rate in the current period and impairment of the Company's equity method investment in Guangzhou Pharmaceuticals in the prior year period, partially offset by operating performance, including costs related to the Transformational Cost Management Program. Diluted net earnings per share was also positively affected by a lower number of shares outstanding compared to the prior year period. Net earnings and diluted net earnings per share were negatively impacted by 0.7 percentage points and 0.8 percentage points, respectively, as a result of currency translation.

Other income (expense) for the three months ended February 28, 2019 was an income of $19 million compared to income of $12 million for the three months ended February 28, 2018. Other income (expense) for the six months ended February 28, 2019 was income of $45 million, compared to an expense of $122 million, for the six months ended February 28, 2018 which primarily reflects the impairment of the Company’s equity method investment in Guangzhou Pharmaceuticals.

Interest was a net expense of $181 million and $342 million for the three and six months ended February 28, 2019, respectively, compared to $151 million and $300 million for the three and six months ended February 28, 2018, respectively.

The effective tax rate for the three and six months ended February 28, 2019 was 16.7% and 15.5%, respectively, compared to 27.4% and 25.4% for the three and six months ended February 28, 2018, respectively. The decrease in the effective tax rates for the three and six months ended February 28, 2019 was primarily due to the provisional net discrete tax expense that was recorded during the three months ended February 28, 2018 as a result of the U.S. tax law changes, which were enacted on December 22, 2017.

Adjusted diluted net earnings per share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended February 28, 2019 decreased 11.5% to $1.5 billion, compared with the year-ago quarter. Adjusted diluted net earnings per share decreased 5.4% to $1.64, compared with the year-ago quarter. Adjusted net earnings and adjusted diluted net earnings per share were each negatively impacted by 0.9 percentage points and 1.1 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the decrease in adjusted net earnings and adjusted diluted net earnings per share for the three months ended February 28, 2019 reflects operating performance primarily due to U.S. pharmacy reimbursement pressure. Adjusted diluted net earnings per share was positively affected by a lower number of shares outstanding compared to the prior year period.

Adjusted net earnings attributable to Walgreens Boots Alliance for the six months ended February 28, 2019 decreased 3.6% to $2.9 billion, compared with the year-ago period. Adjusted diluted net earnings per share increased 2.8% to $3.09, compared with the year-ago period. Adjusted net earnings and adjusted diluted net earnings per share were negatively impacted by 0.8 percentage points and 0.8 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the decrease in adjusted net earnings for the six months ended February 28, 2019 was primarily due to operating performance partially offset by a decrease in adjusted effective tax rate. Adjusted diluted net earnings per share was positively affected by a lower number of shares outstanding compared to the prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA

This division comprises the retail pharmacy businesses operating in the U.S.

	(in millions, except location amounts)
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Sales	$26,257	$24,478	$51,979	$46,967
Gross profit	6,067	6,267	12,067	11,869
Selling, general and administrative expenses	4,840	4,864	9,675	9,339
Operating income	1,226	1,403	2,393	2,530
Adjusted operating income (Non-GAAP measure)[1]	1,455	1,650	2,834	3,028

Number of prescriptions[2]	211.9	204.2	428.5	400.6
30-day equivalent prescriptions[2,3]	286.3	269.2	576.2	529.4
Number of locations at period end	9,446	9,631	9,446	9,631

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Sales	7.3	12.2	10.7	10.6
Gross profit	(3.2)	6.7	1.7	4.9
Selling, general and administrative expenses	(0.5)	2.3	3.6	2.8
Operating income	(12.6)	25.0	(5.4)	13.5
Adjusted operating income (Non-GAAP measure)[1]	(11.9)	6.2	(6.4)	6.4

Comparable store sales[4]	—	2.4	0.5	3.5
Pharmacy sales	9.8	18.7	13.6	16.4
Comparable pharmacy sales[4]	1.9	5.1	2.3	6.2
Retail sales	1.3	(0.7)	3.5	(1.7)
Comparable retail sales[4]	(3.8)	(2.7)	(3.5)	(1.9)
Comparable number of prescriptions[2,4]	(1.4)	1.7	(0.8)	3.5
Comparable 30-day equivalent prescriptions[2,3,4]	1.8	4.0	1.9	6.4

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Gross margin	23.1	25.6	23.2	25.3
Selling, general and administrative expenses	18.4	19.9	18.6	19.9

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

[2]	Includes immunizations.

[3]
Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

[4]
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or subject to a natural disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.

Sales for the three months ended February 28, 2019 and 2018
Retail Pharmacy USA division’s sales for the three months ended February 28, 2019 increased by 7.3% to $26.3 billion. Sales in comparable stores were unchanged compared with the year-ago quarter.

Pharmacy sales increased by 9.8% for the three months ended February 28, 2019 and accounted for 71.9% of the division’s sales. The increase in the current quarter is mainly due to higher prescription volumes from the acquisition of Rite Aid stores and from central specialty. In the year-ago quarter, pharmacy sales increased 18.7% and accounted for 70.3% of the division’s sales. Comparable pharmacy sales increased by 1.9% for the three months ended February 28, 2019, compared to an increase of 5.1% in the year-ago quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.9% in the three months ended February 28, 2019 compared to a reduction of 1.4% in the year-ago quarter. On division sales, this effect was a reduction of 0.6% for the three months ended February 28, 2019 compared to a reduction of 0.9% for the year-ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended February 28, 2019 was 211.9 million compared to 204.2 million in the year-ago quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 286.3 million in the three months ended February 28, 2019 compared to 269.2 million in the year-ago quarter.

Retail sales increased 1.3% for the three months ended February 28, 2019 and were 28.1% of the division’s sales. In the year-ago quarter, retail sales decreased 0.7% and represented 29.7% of the division’s sales. The increase in the current quarter is mainly due to sales from the acquired Rite Aid stores. Comparable retail sales decreased 3.8% in the three months ended February 28, 2019 compared to a decrease of 2.7% in the year-ago quarter. The decrease in comparable retail sales in the current period was primarily due to a weak cough, cold and flu season compared with the year-ago quarter, continued de-emphasis of select products such as tobacco and a decline in sales of seasonal merchandise.

Operating income for the three months ended February 28, 2019 and 2018
Retail Pharmacy USA division’s operating income for the three months ended February 28, 2019 decreased 12.6% to $1.2 billion. The decrease was primarily due to lower gross margin partially offset by a reduction in selling, general and administrative expenses as a percentage of sales.

Gross margin was 23.1% for the three months ended February 28, 2019 compared to 25.6% in the year-ago quarter. Pharmacy margins in the current period were negatively impacted by lower third-party reimbursements and a higher mix of specialty sales. The decrease in pharmacy margins were partially offset by the favorable impact of procurement efficiencies.

Selling, general and administrative expenses as a percentage of sales were 18.4% in the three months ended February 28, 2019 compared to 19.9% in the year-ago quarter. As a percentage of sales, expenses were lower in the current period due to continued cost saving initiatives, sales mix and bonus accrual reductions.

Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2019 and 2018
Retail Pharmacy USA division’s adjusted operating income for the three months ended February 28, 2019 decreased 11.9% to $1.5 billion. The decrease was primarily due to lower gross margins partially offset by a reduction in selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the six months ended February 28, 2019 and 2018
Retail Pharmacy USA division’s total sales for the six months ended February 28, 2019 increased 10.7% to $52.0 billion. Sales in comparable stores increased 0.5% compared with the year-ago period.

Pharmacy sales increased by 13.6% for the six months ended February 28, 2019 and represented 73.2% of the division’s sales. The increase is primarily due to higher prescription volumes from the acquisition of Rite Aid stores and from central specialty. In the six months ended February 28, 2018, pharmacy sales were up 16.4% and represented 71.3% of the division’s sales. Comparable pharmacy sales were up 2.3% in the six months ended February 28, 2019 compared to an increase of 6.2% in the six months ended February 28, 2018. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.9% in the six month period ended February 28, 2019 compared to a reduction of 1.7% in the year-ago period. The effect of generics on division sales was a reduction of 0.6% in the current six month period compared to a reduction of 1.0% in the year-ago period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.1% of prescription sales for the six month period ended February 28, 2019 compared to 97.9% for the six months ended February 28, 2018. The total number of prescriptions (including immunizations) filled for the six months ended February 28, 2019 was 428.5 million compared to 400.6 million for the year-ago period. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 576.2 million in the six months ended February 28, 2019 compared to 529.4 million in the year-ago period.

Retail sales increased 3.5% for the six months ended February 28, 2019 and were 26.8% of the division’s sales. In comparison, for the six months ended February 28, 2018 retail sales decreased 1.7% and represented 28.7% of the division’s sales. The increase in the current period is mainly due to sales from acquired Rite Aid stores. Comparable retail sales decreased 3.5% for the current six month period compared to a decrease of 1.9% in the year-ago period. The decrease in comparable retail sales in the six months ended February 28, 2019 was primarily due to a weak cough, cold and flu season compared with the prior year, continued de-emphasis of select products such as tobacco and a decline in sales of seasonal merchandise.

Operating income for the six months ended February 28, 2019 and 2018
Retail Pharmacy USA division’s operating income for the six months ended February 28, 2019 decreased 5.4% to $2.4 billion. The decrease was primarily due to lower gross margins partially offset by a reduction in selling, general and administrative expenses as a percentage of sales.

Gross margin was 23.2% for the six months ended February 28, 2019 compared to 25.3% in the year-ago period. Pharmacy margins in the current period were negatively impacted by lower third-party reimbursements and a higher mix of specialty sales. The decrease in pharmacy margins were partially offset by the favorable impact of procurement efficiencies.

Selling, general and administrative expenses as a percentage of sales were 18.6% for the six month period ended February 28, 2019 compared to 19.9% in the year-ago period. As a percentage of sales, expenses were lower in the current period primarily due to sales mix, bonus accrual reductions and continued cost saving initiatives.

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2019 and 2018
Retail Pharmacy USA division’s adjusted operating income for the six months ended February 28, 2019 decreased 6.4% to $2.8 billion. The decrease was primarily due to lower gross margins partially offset by a reduction in selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Retail Pharmacy International

This division comprises retail pharmacy businesses operating in countries outside of the United States and in currencies other than the U.S. dollar, including the British pound sterling, Euro, Chilean peso and Mexican peso and therefore the division’s results are impacted by movements in foreign currency exchange rates. See item 3. quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk for further information on currency risk.

	(in millions, except location amounts)
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Sales	$3,082	$3,317	$5,982	$6,400
Gross profit	1,179	1,294	2,306	2,518
Selling, general and administrative expenses	987	1,046	2,036	2,091
Operating income	192	248	270	427
Adjusted operating income (Non-GAAP measure)[1]	256	276	388	481
Number of locations at period end	4,626	4,716	4,626	4,716

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Sales	(7.1)	7.0	(6.5)	5.6
Gross profit	(8.9)	7.5	(8.4)	5.8
Selling, general and administrative expenses	(5.7)	5.0	(2.6)	5.4
Operating income	(22.6)	19.2	(36.8)	7.8
Adjusted operating income (Non-GAAP measure)[1]	(6.8)	9.5	(19.2)	2.1
Comparable store sales[2]	(7.3)	8.0	(6.1)	6.2
Comparable store sales in constant currency[2,3]	(1.4)	(1.7)	(2.0)	(1.2)
Pharmacy sales	(7.8)	10.2	(6.8)	7.2
Comparable pharmacy sales[2]	(6.9)	10.6	(6.1)	7.6
Comparable pharmacy sales in constant currency[2,3]	(0.7)	0.6	(1.8)	0.2
Retail sales	(6.7)	5.5	(6.4)	4.7
Comparable retail sales[2]	(7.6)	6.7	(6.2)	5.4
Comparable retail sales in constant currency[2,3]	(1.7)	(2.8)	(2.0)	(1.9)

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Gross margin	38.2	39.0	38.6	39.3
Selling, general and administrative expenses	32.0	31.5	34.0	32.7

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

[2]
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or subject to a natural disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.

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

Sales for the three months ended February 28, 2019 and 2018
Retail Pharmacy International division’s sales for the three months ended February 28, 2019 decreased 7.1% to $3.1 billion. Sales in comparable stores decreased 7.3% from the year-ago quarter. The negative impact of currency translation on each of sales and comparable sales was 5.9 percentage points. Comparable store sales in constant currency decreased 1.4% from the year-ago quarter.

Pharmacy sales decreased 7.8% in the three months ended February 28, 2019 and represented 32.8% of the division’s sales. Comparable pharmacy sales decreased 6.9% from the year-ago quarter. The negative impact of currency translation on pharmacy sales and comparable pharmacy sales was 6.0 percentage points and 6.2 percentage points, respectively. Comparable pharmacy sales in constant currency decreased 0.7% from the year-ago quarter.

Retail sales decreased 6.7% for the three months ended February 28, 2019 and were 67.2% of the division’s sales. Comparable retail sales decreased 7.6% from the year-ago quarter. The negative impact of currency translation on retail sales and comparable retail sales was 5.8 percentage points and 5.9 percentage points, respectively. Comparable retail sales in constant currency decreased 1.7% from the year-ago quarter reflecting lower Boots UK retail sales in a challenging market place.

Operating income for the three months ended February 28, 2019 and 2018
Retail Pharmacy International division’s operating income for the three months ended February 28, 2019 decreased 22.6% to $192 million of which 3.4 percentage points ($8 million) was as a result of the negative impact of currency translation. The remaining decrease was primarily due to lower sales and charges related to the Transformational Cost Management Program in the current quarter.

Gross profit decreased 8.9% from the year-ago quarter of which 5.7 percentage points ($74 million) was as a result of the negative impact of currency translation. Excluding the impact of currency translation, the decrease was primarily due to charges related to Transformational Cost Management Program and lower sales.

Selling, general and administrative expenses decreased 5.7% from the year-ago quarter. Expenses were positively impacted by 6.3 percentage points ($66 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 32.0% in the current quarter, compared to 31.5% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2019 and 2018
Retail Pharmacy International division’s adjusted operating income for the three months ended February 28, 2019 decreased 6.8% to $256 million, of which 4.7 percentage points ($13 million) was as a result of the negative impact of currency translation. Excluding the impact of currency translation the decrease was due to lower sales, partially offset by lower selling, general and administrative expenses. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the six months ended February 28, 2019 and 2018
Retail Pharmacy International division’s sales for the six months ended February 28, 2019 decreased 6.5% to $6.0 billion. Sales in comparable stores decreased 6.1% from the year-ago period. Of the decreases in sales and comparable store sales, 4.2 percentage points and 4.1 percentage points, respectively, were as a result of the negative impact of currency translation. Comparable store sales in constant currency decreased 2.0% from the year-ago period.

Pharmacy sales decreased by 6.8% in the six months ended February 28, 2019 and represented 34.3% of the division’s sales. Comparable pharmacy sales decreased 6.1% from the year-ago period. Of the decreases in pharmacy sales and comparable pharmacy sales, 4.3 percentage points and 4.3 percentage points, respectively, were as a result of the negative impact of currency translation. Comparable pharmacy sales in constant currency decreased 1.8% from the year-ago period.

Retail sales decreased 6.4% for the six months ended February 28, 2019 and were 65.7% of the division’s sales. Comparable retail sales decreased 6.2% from the year-ago period. Retail sales and comparable retail sales were negatively impacted by 4.1 percentage points and 4.2 percentage points, respectively, as a result of currency translation. Comparable retail sales in constant currency decreased 2.0% from the year-ago period reflecting lower Boots UK retail sales in a challenging market place.

Operating income for the six months ended February 28, 2019 and 2018
Retail Pharmacy International division’s operating income for the six months ended February 28, 2019 decreased 36.8% to $270 million, of which 1.9 percentage points ($8 million) was as a result of the negative impact of currency translation. The remaining decrease was due to lower sales, higher selling, general and administrative expenses as a percentage of sales and Transformational Cost Management Program charges.

Gross profit decreased 8.4% from the year-ago period, of which 4.0 percentage points ($100 million) was as a result of the negative impact of currency translation. Excluding the impact of currency translation the decrease was primarily due lower sales.

Selling, general and administrative expenses decreased 2.6% from the year-ago period. Expenses were positively impacted by 4.4 percentage points ($92 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 34.0% in the current period, compared to 32.7% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2019 and 2018
Retail Pharmacy International division’s adjusted operating income for the six months ended February 28, 2019 decreased 19.2% to $388 million, of which 3.2 percentage points ($15 million) was as a result of the negative impact of currency translation. Excluding the impact of currency translation the decrease was primarily due to lower sales and gross margin, and higher selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions, except location amounts)
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Sales	$5,738	$5,755	$11,446	$11,473
Gross profit	511	532	1,023	1,054
Selling, general and administrative expenses	493	411	889	806
Equity earnings in AmerisourceBergen	83	202	121	90
Operating income	100	323	255	338
Adjusted operating income (Non-GAAP measure)[1]	225	231	445	456

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Sales	(0.3)	14.4	(0.2)	9.8
Gross profit	(4.1)	9.7	(2.9)	6.8
Selling, general and administrative expenses	20.2	13.2	10.4	11.6
Operating income	(69.1)	97.0	(24.4)	4.3
Adjusted operating income (Non-GAAP measure)[1]	(3.3)	2.7	(2.3)	1.6
Comparable sales[2]	(0.3)	14.4	(0.2)	9.8
Comparable sales in constant currency[2,3]	9.1	3.4	7.9	4.0

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Gross margin	8.9	9.2	8.9	9.2
Selling, general and administrative expenses	8.6	7.1	7.8	7.0

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

[2]	Comparable sales are defined as sales excluding acquisitions and dispositions.

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

Sales for the three months ended February 28, 2019 and 2018
Pharmaceutical Wholesale division’s sales for the three months ended February 28, 2019 decreased 0.3% to $5.7 billion. Comparable sales, which exclude acquisitions and disposals, decreased 0.3%.

Sales and comparable sales were negatively impacted by 9.4 percentage points as a result of currency translation. Comparable sales in constant currency increased 9.1%, mainly reflecting growth in emerging markets and the UK.

Operating income for the three months ended February 28, 2019 and 2018
Pharmaceutical Wholesale division’s operating income for the three months ended February 28, 2019, which included $83 million from the Company’s share of equity earnings in AmerisourceBergen, decreased 69.1% to $100 million, compared to the year-ago quarter, primarily as a result of the positive effects of the U.S. tax law changes on AmerisourceBergen in the year-ago quarter, and the Transformation Cost Management Program expenses in the current quarter. Operating income was negatively impacted by 3.7 percentage points ($12 million) as a result of currency translation.

Gross profit decreased 4.1% from the year-ago quarter. Gross profit was negatively impacted by 8.5 percentage points ($45 million) as a result of currency translation partially offset by growth in emerging markets.

Selling, general and administrative expenses increased 20.2% from the year-ago quarter, primarily due to Transformational Cost Management Program expenses in the current quarter. Selling, general and administrative expenses were positively impacted by 8.1 percentage points ($33 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 8.6% in the current quarter, compared to 7.1% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2019 and 2018
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended February 28, 2019, which included $92 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, decreased 3.3% to $225 million. Adjusted operating income was negatively impacted by 6.3 percentage points ($14 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income increased 2.9% over the year-ago quarter, primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the six months ended February 28, 2019 and 2018
Pharmaceutical Wholesale division’s sales for the six months ended February 28, 2019 decreased 0.2% to $11.4 billion. Comparable sales decreased 0.2%.

Sales and comparable sales were each negatively impacted by 8.1 percentage points as a result of currency translation. Comparable sales in constant currency increased 7.9%, mainly reflecting growth in emerging markets and the UK.

Operating income for the six months ended February 28, 2019 and 2018
Pharmaceutical Wholesale division’s operating income for the six months ended February 28, 2019, which included $121 million from the Company’s share of equity earnings in AmerisourceBergen, decreased 24.4% to $255 million. The decrease was primarily due to Transformational Cost Management Program expenses in the current period. Operating income was negatively impacted by 7.0 percentage points ($24 million) as a result of currency translation.

Gross profit decreased 2.9% from the year-ago period. The negative impact of currency translation was 7.2 percentage points ($76 million). Excluding the impact of currency translation, the increase in gross profit was primarily due to sales growth, partially offset by lower gross margin.

Selling, general and administrative expenses increased 10.4% from the year-ago period, of which 6.5 percentage points ($53 million) was as a result of the positive impact of currency translation. Excluding the impact of currency translation, the increase was primarily related to the Transformational Cost Management Program expenses in the current period. As a percentage of sales, selling, general and administrative expenses were 7.8% in the current period, compared to 7.0% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2019 and 2018
Pharmaceutical Wholesale division’s adjusted operating income for the six months ended February 28, 2019, which included $175 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, decreased 2.3% to $445 million. Adjusted operating income was negatively impacted by 5.9 percentage points ($27 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income increased 2.3% over the year-ago period, primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

These supplemental non-GAAP financial measures are presented because Company's management has evaluated the Company's financial results both including and excluding the adjusted items or the effects of foreign currency translation, as applicable, and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in Company's historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

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

	(in millions)
	Three months ended February 28, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,226	$192	$100	$(1)	$1,517
Acquisition-related amortization	79	25	20	—	123
Transformational cost management	14	40	96	—	150
Acquisition-related costs	82	—	—	—	82
Adjustments to equity earnings in AmerisourceBergen	—	—	9	—	9
Store optimization	31	—	—	—	31
LIFO provision	8	—	—	—	8
Certain legal and regulatory accruals and settlements	14	—	—	—	14
Adjusted operating income (Non-GAAP measure)	$1,455	$256	$225	$(1)	$1,935

	(in millions)
	Three months ended February 28, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)[1]	$1,403	$248	$323	$3	$1,977
Acquisition-related amortization	64	28	21	—	113
Acquisition-related costs	65	—	—	—	65
Adjustments to equity earnings in AmerisourceBergen	—	—	(113)	—	(113)
LIFO provision	43	—	—	—	43
Certain legal and regulatory accruals and settlements[2]	90	—	—	—	90
Asset recovery	(15)	—	—	—	(15)
Adjusted operating income (Non-GAAP measure)[1]	$1,650	$276	$231	$3	$2,160

	(in millions)
	Six months ended February 28, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$2,393	$270	$255	$—	$2,918
Acquisition-related amortization	155	52	39	—	246
Transformational cost management	16	67	96	—	179
Acquisition-related costs	148	—	—	—	148
Adjustments to equity earnings in AmerisourceBergen	—	—	54	—	54
Store optimization	51	—	—	—	51
LIFO provision	48	—	—	—	48
Certain legal and regulatory accruals and settlements	24	—	—	—	24
Adjusted operating income (Non-GAAP measure)	$2,834	$388	$445	$—	$3,667

	(in millions)
	Six months ended February 28, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)[1]	$2,530	$427	$338	$1	$3,296
Acquisition-related amortization	102	54	42	—	198
Acquisition-related costs	116	—	—	—	116
Adjustments to equity earnings in AmerisourceBergen	—	—	76	—	76
LIFO provision	97	—	—	—	97
Certain legal and regulatory accruals and settlements[2]	115	—	—	—	115
Hurricane-related costs	83	—	—	—	83
Asset recovery	(15)	—	—	—	(15)
Adjusted operating income (Non-GAAP measure)[1]	$3,028	$481	$456	$1	$3,966

[1]
The Company adopted new accounting guidance in Accounting Standards Update 2017-07 as of September 1, 2018 (fiscal 2019) on a retrospective basis for the Consolidated Condensed Statements of Earnings presentation. This change resulted in reclassification of all the other net cost components (excluding service cost component) of net pension cost and net postretirement benefit cost from selling, general and administrative expenses to other income (expense) with no impact on the Company’s net earnings.

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

	(in millions, except per share amounts)
	Three months ended February 28,		Six months ended February 28,
	2019	2018	2019	2018
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$1,156	$1,349	$2,279	$2,170

Adjustments to operating income:
Acquisition-related amortization	123	113	246	198
Transformational cost management	150	—	179	—
Acquisition-related costs	82	65	148	116
Adjustments to equity earnings in AmerisourceBergen	9	(113)	54	76
Store optimization	31	—	51	—
LIFO provision	8	43	48	97
Certain legal and regulatory accruals and settlements[1]	14	90	24	115
Hurricane-related costs	—	—	—	83
Asset recovery	—	(15)	—	(15)
Total adjustments to operating income	417	183	749	670

Adjustments to other income (expense):
Net investment hedging (gain) loss	6	1	2	(33)
Impairment of equity method investment	—	—	—	170
Total adjustments to other income (expense)	6	1	2	137

Adjustments to interest expense, net:
Prefunded acquisition financing costs	—	5	—	29
Total adjustments to interest expense, net	—	5	—	29

Adjustments to income tax provision:
Equity method non-cash tax	15	61	19	11
U.S. tax law changes[2]	9	184	(3)	184
Tax impact of adjustments[3]	(81)	(62)	(139)	(185)
Total adjustments to income tax provision	(57)	183	(123)	10

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,522	$1,721	$2,908	$3,016

Diluted net earnings per common share (GAAP)	$1.24	$1.36	$2.42	$2.16
Adjustments to operating income	0.45	0.18	0.80	0.67
Adjustments to other income (expense)	0.01	—	—	0.14
Adjustments to interest expense, net	—	0.01	—	0.03
Adjustments to income tax provision	(0.06)	0.18	(0.13)	0.01
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.64	$1.73	$3.09	$3.01

Weighted average common shares outstanding, diluted	930.7	995.5	941.1	1,003.3

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

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $818 million (including $379 million in non-U.S. jurisdictions) as of February 28, 2019, compared to $1.7 billion (including $683 million in non-U.S. jurisdictions) at February 28, 2018. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

The Company's long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in its core strategies; invest in strategic opportunities that reinforce its core strategies and meet return requirements; and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term. In June 2018, the Company’s Board of Directors reviewed and refined the Company’s dividend policy to set forth the Company’s current intention to increase its dividend each year.

Cash provided by operations and the issuance of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the six months ended February 28, 2019 was $1.2 billion, compared to $3.2 billion for the year-ago period. The $2.0 billion decrease in cash provided by operating activities includes higher cash outflows from income taxes, accrued expenses and other liabilities, accounts receivable, net and inventories. Changes in income taxes paid are mainly due to the payment of transition tax resulting from the U.S. tax law changes. Changes in accrued expenses and other liabilities are mainly driven by cash payments for certain legal and regulatory settlements and timing of accruals. Changes in accounts receivable, net and inventories are mainly driven by timing.

Net cash used for investing activities was $1.0 billion for the six months ended February 28, 2019, compared to $4.2 billion for the year-ago period. Business, investment and asset acquisitions for the six months ended February 28, 2019 were $347 million compared to $3.4 billion for the year-ago period.

For the six months ended February 28, 2019, additions to property, plant and equipment were $793 million compared to $666 million in the year-ago period. Capital expenditures by reporting segment were as follows (in millions):

	Six months ended February 28,
	2019	2018
Retail Pharmacy USA	$605	$474
Retail Pharmacy International	135	141
Pharmaceutical Wholesale	53	51
Total	$793	$666

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Net cash used for financing activities for the six months ended February 28, 2019 was $115 million, compared to $616 million in the year-ago period. The Company repurchased shares as part of the stock repurchase programs described below and to support the needs of the employee stock plans totaling $3.1 billion in the six months ended February 28, 2019, compared to $2.5 billion in the year-ago period. Proceeds related to employee stock plans were $138 million during the six months ended February 28, 2019, compared to $83 million for the six months ended February 28, 2018. Cash dividends paid were $841 million during the six months ended February 28, 2019, compared to $815 million for the same period a year ago.

The Company believes that cash flow from operations, availability under our existing credit facilities and arrangements, current cash and investment balances and our ability to obtain other financing, if necessary, will provide adequate cash funds for the foreseeable working capital needs, capital expenditures at existing facilities, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements.

See item 3, qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase programs
In June 2017, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018, which authorization was increased by an additional $1.0 billion in October 2017 (as expanded, the “June 2017 stock repurchase program”). In October 2017, the Company completed the June 2017 stock repurchase program, purchasing 77.4 million shares. In June 2018, Walgreens Boots Alliance authorized a new stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock of which the Company had repurchased $5.5 billion as of February 28, 2019. The June 2018 stock repurchase program has no specified expiration date.

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

Commercial paper
The Company periodically borrows under its commercial paper program and may continue to borrow under it in future periods. The Company had $3.0 billion commercial paper outstanding as of February 28, 2019 and $0.4 billion as of August 31, 2018. The Company had average daily commercial paper outstanding of $2.4 billion and $1.2 billion at a weighted average interest rate of 2.96% and 1.81% for the six months ended February 28, 2019 and 2018, respectively.

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

On February 1, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit facility (as amended, the “February 2017 Revolving Credit Agreement”) with the lenders from time to time party thereto and, on August 1, 2017, Walgreens Boots Alliance entered into an amendment agreement thereto. On January 31, 2019, the February 2017 Revolving Credit Agreement matured and the Company paid all amounts due in connection therewith.

On August 24, 2017, Walgreens Boots Alliance entered into a $1.0 billion revolving credit agreement with the lenders from time to time party thereto (the “August 2017 Revolving Credit Agreement”) and a $1.0 billion term loan credit agreement with Sumitomo Mitsui Banking Corporation (the “2017 Term Loan Credit Agreement”). On November 30, 2018, in connection with the entrance into the November 2018 Credit Agreement (described below), Walgreens Boots Alliance terminated the 2017 Term Loan Credit Agreement in accordance with its terms and as of such date paid all amounts due in connection therewith. On January 31, 2019, the August 2017 Revolving Credit Agreement matured and the Company paid all amounts due in connection therewith.

On August 29, 2018, Walgreens Boots Alliance entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to the extension thereof pursuant to the August 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. Borrowings under the August 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of February 28, 2019, there were no borrowings under the August 2018 Revolving Credit Agreement.

On November 30, 2018, Walgreens Boots Alliance entered into a credit agreement (as amended the “November 2018 Credit Agreement”) with the lenders from time to time party thereto and, on March 25, 2019, the Company entered into an amendment to such credit agreement reflecting certain changes to the borrowing notice provisions thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. Borrowings under the November 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of February 28, 2019, there were $0.7 billion borrowings under the November 2018 Credit Agreement.

On December 5, 2018, Walgreens Boots Alliance entered into a $1.0 billion term loan credit agreement (the “December 2018 Term Loan Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Term Loan Credit Agreement is a senior unsecured term loan facility with a facility termination date of the earlier of (a) January 29, 2021 and (b) the date of acceleration of all term loans pursuant to the December 2018 Term Loan Credit Agreement. Borrowings under the December 2018 Term Loan Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.75% in the case of Eurocurrency rate loans. As of February 28, 2019, there were $1 billion borrowings outstanding under the December 2018 Term Loan Credit Agreement.

On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. Borrowings under the December 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate (including, at the Walgreens Boots Alliance’s election, a LIBOR daily floating rate), plus an applicable margin of 0.75% in the case of Eurocurrency rate loans. As of February 28, 2019, there were $0.5 billion borrowings outstanding under the December 2018 Revolving Credit Agreement.

On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364-Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. Borrowings under the January 2019 364-Day Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of February 28, 2019, there were no borrowings outstanding under the January 364-Day Revolving Credit Agreement.

From time to time, the Company may also enter into other credit facilities or financing arrangements.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants. As of February 28, 2019, the Company was in compliance with all such applicable covenants.

Credit ratings
As of April 1, 2019, the credit ratings of Walgreens Boots Alliance were:

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

AmerisourceBergen relationship
As of February 28, 2019, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 27% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. As of February 28, 2019, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See note 5, equity method investments, to the Consolidated Condensed Financial Statements included herein for further information.

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

As of February 28, 2019, the Company had $49 million of guarantees to various suppliers outstanding. The Company remains secondarily liable on 15 leases. The maximum potential undiscounted future payments related to these leases was $23 million as of February 28, 2019.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes, outside of the ordinary course of business, in the Company's outstanding contractual obligations disclosed in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2018.

CRITICAL ACCOUNTING POLICIES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2018. Some of the more significant estimates include business combinations, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. There have been no material changes in those accounting policies for the six months ended February 28, 2019.

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in note 17, new accounting pronouncements, to the Consolidated Condensed Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives, pilot programs and initiatives and restructuring activities and the amounts and timing of their expected impact and delivery of annual cost savings, our amended and restated asset purchase agreement with Rite Aid and the transactions contemplated thereby and their possible timing and effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the proposed withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” "pilot," “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “transform,” “accelerate,” “model,” “long-term,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “upcoming,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, the inherent risks, challenges and uncertainties associated with forecasting financial results of large, complex organizations in rapidly evolving industries, particularly over longer time periods, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs and charges associated with restructuring initiatives will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, risks related to pilot programs and new business initiatives and ventures generally, including the risks that anticipated benefits may not be realized, changes in management’s plans and assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets, credit ratings and interest rates, the risks associated with international business operations, including the risks relating to the terms, timing and magnitude of any share repurchase activity, the risks associated with the proposed withdrawal of the United Kingdom from the European Union and international trade policies, tariffs and relations, the risk of unexpected costs, liabilities or delays, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms and the associated impacts on volume and operating results, risks of inflation in the cost of goods, risks associated with the operation and growth of our customer loyalty programs, risks related to competition including changes in market dynamics, participants, product and service offerings, retail formats and competitive positioning, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the acquisition of certain assets pursuant to our amended and restated asset purchase agreement with Rite Aid, the risks associated with the integration of complex businesses, the impact of regulatory restrictions and outcomes of legal and regulatory matters and risks associated with changes in laws, including those related to the December 2017 U.S. tax law changes, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended August 31,

2018, in Item 1A. “Risk factors” in this report and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding the Company's transactions are set forth in note 8, financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On February 28, 2019, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of February 28, 2019, by approximately $33 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in note 5, equity method investments, to the Consolidated Condensed Financial Statements. See “-- AmerisourceBergen relationship” above.

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended February 28, 2019 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk factors” in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2018 and the amended and restated first bullet of the third paragraph of the risk factor entitled “Our substantial international business operations subject us to a number of operating, economic, political, regulatory and other international business risks” appearing on page 13 of such annual report as set forth below, which could materially affect our business, financial condition or future results.

Our Retail Pharmacy International and Pharmaceutical Wholesale divisions have substantial operations in the United Kingdom and other member countries of the European Union. In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which proposed exit (and the political, economic and other uncertainties it has raised), which is commonly referred to as “Brexit,” has exacerbated and may further exacerbate many of these risks and uncertainties. Subsequently, on March 21, 2019, the leaders of the member countries of the European Union agreed to extend the deadline for Brexit until April 12, 2019.  Given the complexity and uncertainty surrounding the potential withdrawal and negotiations, including with respect to terms of trade and customs, there can be no assurance regarding the terms, timing or consummation of any such arrangements, including whether there will be any additional extensions, an orderly withdrawal or a so-called “hard Brexit” with no continuing U.K. participation in the EU’s Single Market or the EU Customs Union. The proposed withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Further, uncertainty around and developments regarding these and related issues has contributed to deteriorating market conditions and could further adversely impact consumer and investor confidence and the economy of the United Kingdom and the economies of other countries in which we operate and cause significant volatility in currency exchange rates.   In the event of a “hard Brexit,” the related risks and uncertainties could be further exacerbated.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended February 28, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program[1]
12/01/18 – 12/31/18	9,871,935	$77.01	9,871,935	$5,930,287,594
01/01/19 – 01/31/19	11,747,934	70.72	11,747,934	5,099,308,601
02/01/19 – 02/28/19	8,483,493	71.80	8,483,493	4,490,085,284
	30,103,362	$73.09	30,103,362	$4,490,085,284

[1]
In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date.

Item 5. Other information
The Company's 2020 Annual Meeting of Stockholders is currently expected to be held on January 30, 2020, at a time and place to be specified in the proxy statement for that meeting. The deadlines for receipt of stockholder proposals and director nominations for the 2020 Annual Meeting of Stockholders have not changed from the deadlines previously disclosed in the Company's proxy materials for the 2019 Annual Meeting of Stockholders, filed with the SEC on December 6, 2018.

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

10.1
364-Day Revolving Credit Agreement, dated as of January 18, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 22, 2019.

10.2	Revolving Credit Agreement, dated as of December 21, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 26, 2018.

10.3	Term Loan Credit Agreement, dated as of December 5, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association,	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 6, 2018.

10.4*	Offer Letter Agreement, dated as of February 4, 2019, between Walgreens Boots Alliance, Inc. and Heather B. Dixon.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 14, 2019.

10.5
Amendment No. 1 to Credit Agreement, dated as of March 25, 2019, by and between Walgreens Boots Alliance, Inc. and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent, amending that certain Credit Agreement, dated as of November 30, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto, and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent.
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

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: April 2, 2019	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
(Duly authorized officer and principal financial officer)