Form 10-Q
period 2019-05-31
Walgreens Boots Alliance, Inc.
filed 2019-06-27
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _______to _______
Commission File Number
001-36759
WALGREENS BOOTS ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1758322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

108 Wilmot Road, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)
(847) 315-2500
(Registrant’s telephone number, including area code)

__________________________________________
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WBA	The NASDAQ Stock Market LLC
2.875% Walgreens Boots Alliance, Inc. notes due 2020	WBA20	The NASDAQ Stock Market LLC
3.600% Walgreens Boots Alliance, Inc. notes due 2025	WBA25	The NASDAQ Stock Market LLC
2.125% Walgreens Boots Alliance, Inc. notes due 2026	WBA26	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                              Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☑

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of May 31, 2019 was 903,143,463.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2019

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal proceedings	56
Item 1A.	Risk factors	56
Item 2.	Unregistered sales of equity securities and use of proceeds	56
Item 6.	Exhibits	56

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	May 31, 2019	August 31, 2018
Assets
Current assets:
Cash and cash equivalents	$839	$785
Accounts receivable, net	7,239	6,573
Inventories	9,874	9,565
Other current assets	1,070	923
Total current assets	19,021	17,846
Non-current assets:
Property, plant and equipment, net	13,717	13,911
Goodwill	16,717	16,914
Intangible assets, net	11,325	11,783
Equity method investments (see note 5)	6,673	6,610
Other non-current assets	1,133	1,060
Total non-current assets	49,565	50,278
Total assets	$68,586	$68,124

Liabilities and equity
Current liabilities:
Short-term debt	$5,483	$1,966
Trade accounts payable (see note 16)	14,130	13,566
Accrued expenses and other liabilities	5,185	5,862
Income taxes	263	273
Total current liabilities	25,060	21,667
Non-current liabilities:
Long-term debt	12,127	12,431
Deferred income taxes	1,860	1,815
Other non-current liabilities	4,768	5,522
Total non-current liabilities	18,754	19,768
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at May 31, 2019 and August 31, 2018	12	12
Paid-in capital	10,605	10,493
Retained earnings	35,547	33,551
Accumulated other comprehensive loss	(3,393)	(3,002)
Treasury stock, at cost; 269,370,155 shares at May 31, 2019 and 220,380,200 at August 31, 2018	(18,638)	(15,047)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	24,133	26,007
Noncontrolling interests	638	682
Total equity	24,771	26,689
Total liabilities and equity	$68,586	$68,124

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and nine months ended May 31, 2019 and May 31, 2018
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
February 28, 2019	914,176,442	$12	$(18,036)	$10,571	$(2,705)	$34,928	$643	$25,413
Net earnings (loss)	—	—	—	—	—	1,025	12	1,037
Other comprehensive income (loss), net of tax	—	—	—	—	(683)	—	(13)	(696)
Dividends declared	—	—	—	—	—	(399)	—	(399)
Treasury stock purchases	(11,394,049)	—	(612)	—	—	—	—	(612)
Employee stock purchase and option plans	361,070	—	11	7	—	—	—	18
Stock-based compensation	—	—	—	24	—	—	—	24
Other	—	—	—	3	(6)	(6)	(4)	(13)
May 31, 2019	903,143,463	$12	$(18,638)	$10,605	$(3,393)	$35,547	$638	$24,771

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2018	952,133,418	$12	$(15,047)	$10,493	$(3,002)	$33,551	$682	$26,689
Net earnings (loss)	—	—	—	—	—	3,305	(29)	3,275
Other comprehensive income (loss), net of tax	—	—	—	—	(393)	—	(6)	(399)
Dividends declared	—	—	—	—	—	(1,219)	(3)	(1,222)
Treasury stock purchases	(53,491,968)	—	(3,726)	—	—	—	—	(3,726)
Employee stock purchase and option plans	4,502,013	—	135	21	—	—	—	156
Stock-based compensation	—	—	—	87	—	—	—	87
Adoption of new accounting standards	—	—	—	—	—	(88)	—	(88)
Other	—		—	4	—	—	(6)	(2)
May 31, 2019	903,143,463	$12	$(18,638)	$10,605	$(3,393)	$35,547	$638	$24,771

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
February 28, 2018	991,665,577	$12	$(12,415)	$10,408	$(2,163)	$31,513	$823	$28,178
Net earnings	—	—	—	—	—	1,342	4	1,346
Other comprehensive income (loss), net of tax	—	—	—	—	(629)	—	(13)	(642)
Dividends declared	—	—	—	—	—	(395)	(80)	(475)
Employee stock purchase and option plans	746,245	—	27	8	—	—	—	35
Stock-based compensation	—	—	—	28	—	—	—	28
Noncontrolling interests contribution	—	—	—	—	—	—	—	—
May 31, 2018	992,411,822	$12	$(12,388)	$10,444	$(2,792)	$32,460	$734	$28,470

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2017	1,023,849,070	$12	$(9,971)	$10,339	$(3,051)	$30,137	$808	$28,274
Net earnings	—	—	—	—	—	3,512	5	3,517
Other comprehensive income (loss), net of tax	—	—	—	—	259	—	7	266
Dividends declared	—	—	—	—	—	(1,189)	(86)	(1,275)
Treasury stock purchases	(34,499,913)	—	(2,525)	—	—	—	—	(2,525)
Employee stock purchase and option plans	3,062,665	—	108	10	—	—	—	118
Stock-based compensation	—	—	—	91	—	—	—	91
Noncontrolling interests contribution	—	—	—	4	—	—	—	4
May 31, 2018	992,411,822	$12	$(12,388)	$10,444	$(2,792)	$32,460	$734	$28,470

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Sales	$34,591	$34,334	$102,912	$98,095
Cost of sales	27,138	26,554	80,063	74,878
Gross profit	7,453	7,780	22,849	23,217

Selling, general and administrative expenses	6,235	6,235	18,834	18,466
Equity earnings (loss) in AmerisourceBergen	(16)	52	105	142
Operating income	1,203	1,597	4,120	4,893

Other income (expense)	182	—	227	(122)
Earnings before interest and income tax provision	1,385	1,597	4,347	4,771

Interest expense, net	187	157	529	457
Earnings before income tax provision	1,198	1,440	3,819	4,314
Income tax provision	156	109	562	839
Post tax earnings (loss) from other equity method investments	(5)	15	19	42
Net earnings	1,037	1,346	3,275	3,517
Net earnings (loss) attributable to noncontrolling interests	12	4	(29)	5
Net earnings attributable to Walgreens Boots Alliance, Inc.	$1,025	$1,342	$3,305	$3,512

Net earnings per common share:
Basic	$1.13	$1.35	$3.56	$3.52
Diluted	$1.13	$1.35	$3.55	$3.51

Weighted average common shares outstanding:
Basic	909.9	992.1	928.8	996.4
Diluted	911.2	995.3	931.1	1,000.6

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Comprehensive Income:
Net earnings	$1,037	$1,346	$3,275	$3,517

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(2)	(2)	(8)	(4)
Unrealized gain (loss) on hedges	44	1	33	2
Share of other comprehensive income (loss) of equity method investments	1	11	(1)	13
Currency translation adjustments	(745)	(652)	(422)	255
Total other comprehensive income (loss)	(702)	(642)	(399)	266
Total comprehensive income	335	704	2,877	3,783

Comprehensive income (loss) attributable to noncontrolling interests	(1)	(9)	(35)	12
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$336	$713	$2,912	$3,771

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine months ended May 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$3,275	$3,517
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,512	1,300
Deferred income taxes	109	(382)
Stock compensation expense	87	91
Equity (earnings) from equity method investments	(124)	(184)
Other	42	266
Changes in operating assets and liabilities:
Accounts receivable, net	(730)	(762)
Inventories	(354)	230
Other current assets	(80)	(4)
Trade accounts payable	662	675
Accrued expenses and other liabilities	(642)	16
Income taxes	(372)	793
Other non-current assets and liabilities	(171)	(110)
Net cash provided by operating activities	3,215	5,446

Cash flows from investing activities:
Additions to property, plant and equipment	(1,246)	(983)
Proceeds from sale of other assets	95	221
Business, investment and asset acquisitions, net of cash acquired	(467)	(4,220)
Other	51	(129)
Net cash used for investing activities	(1,569)	(5,111)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	299	596
Proceeds from debt	10,291	5,043
Payments of debt	(7,332)	(3,507)
Stock purchases	(3,726)	(2,525)
Proceeds related to employee stock plans	156	118
Cash dividends paid	(1,244)	(1,291)
Other	(17)	(217)
Net cash used for financing activities	(1,573)	(1,783)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	27
Changes in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	62	(1,422)
Cash, cash equivalents and restricted cash at beginning of period	975	3,496
Cash, cash equivalents and restricted cash at end of period	$1,038	$2,074

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

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and nine months ended May 31, 2019.

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

As of May 31, 2019, the Company completed the analysis to assign fair values for assets acquired and liabilities assumed for the acquired stores. During the three months ended May 31, 2019, the Company did not record any measurement period adjustments. The following table summarizes the consideration paid and the amounts of identified assets acquired and liabilities assumed for purchase of 1,932 stores as of May 31, 2019 (in millions):

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

Consideration included cash of $4,157 million and the fair value of the option granted to Rite Aid to become a member of the Company’s group purchasing organization, Walgreens Boots Alliance Development GmbH. The fair value for this option was determined using the income approach methodology. The fair value estimates are based on the market compensation for such services and appropriate discount rate, as relevant, that market participants would consider when estimating fair values.

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

The following table presents supplemental unaudited condensed pro forma consolidated sales for the three and nine months ended May 31, 2018 and gives effect to the acquisition of all 1,932 stores acquired under the amended and restated asset purchase agreement as if such had been acquired on September 1, 2017. Pro forma net earnings of the Company for the three and nine months ended May 31, 2018, assuming these purchases had occurred at the beginning of each period presented, would not be materially different from the results reported. See note 3, exit and disposal activities, for additional disclosures. The unaudited condensed pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the purchases occurred at the beginning of the periods presented or results which may occur in the future.

	Three months ended May 31,	Nine months ended May 31,
(in millions)	2018	2018
Sales	$34,366	$102,059

The Company acquired the first distribution center and related inventory for cash consideration of $61 million during the nine months ended May 31, 2019. The transition of the remaining two distribution centers and related inventory remains subject to closing conditions set forth in the amended and restated asset purchase agreement.

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory from Fred’s Inc. for the aggregate purchase price of $177 million during the nine months ended May 31, 2019.

Note 3. Exit and disposal activities
Transformational Cost Management Program
On December 20, 2018, the Company announced a multi-faceted program (the “Transformational Cost Management Program”), which includes divisional optimization initiatives, global smart spending, global smart organization and digitalization of the enterprise to transform long-term capabilities. Divisional optimization within each of our segments include activities such as optimization of stores, distribution centers and offices and efficient supply chain. Additionally, the Company has initiated global smart spending and smart organization programs and digitalization, initially focused on the Company’s

Retail Pharmacy USA division, its retail business in the UK and its global functions. Actions under the Transformational Cost Management Program announced on December 20, 2018 are expected to be complete by fiscal 2022.

As of the date of this report, the Company is not able to make a determination of the total estimated charge or range of charges that may be incurred for each major type of cost nor the future cash expenditures or charges, including non-cash impairment charges, it may incur.
Costs related to the Transformational Cost Management Program, which were primarily recorded within selling, general and administrative expenses were as follows (in millions):

Three months ended May 31, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Employee severance and other exit costs	$7	$5	$11	$24
Asset impairments[1]	5	16	11	32
Total costs	$13	$21	$22	$56

Nine months ended May 31, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Employee severance and other exit costs	$24	$39	$22	$86
Asset impairments[1]	5	48	96	149
Total costs	$29	$88	$119	$235

[1]	Primarily includes write down of certain software and inventory.

The changes in liabilities related to the Transformational Cost Management Program include the following (in millions):

	Employee severance and other exit costs	Asset impairments	Total
Balance at August 31, 2018	$—	$—	$—
Costs	86	149	235
Payments	(57)	—	(57)
Other - non cash	—	(149)	(149)
Balance at May 31, 2019	$28	$—	$28

Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. As of the date of this report, the Company expects to close approximately 750 stores. The actions under the Store Optimization Program commenced in March 2018 and are expected to be complete by end of fiscal 2020.

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

Since approval of the Store Optimization Program, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP totaling $200 million, which were primarily recorded within selling, general and administrative expenses. These charges included $64 million related to lease obligations and other real estate costs and $136 million in employee severance and other exit costs.

Costs related to the Store Optimization Program were as follows (in millions):

	Three months ended May 31, 2019	Nine months ended May 31, 2019
Lease obligations and other real estate costs	$44	$45
Employee severance and other exit costs	5	54
Total costs	$49	$99

The changes in liabilities related to the Store Optimization Program include the following (in millions):

	Lease obligations and other real estate costs	Employee severance and other exit costs	Total
Balance at August 31, 2018	$308	$21	$329
Costs	45	54	99
Payments	(125)	(69)	(194)
Other - non cash[1]	104	—	104
Balance at May 31, 2019	$332	$6	$338

[1]	Primarily represents unfavorable lease liabilities from acquired Rite Aid stores.

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

The changes in liabilities related to the Cost Transformation Program include the following (in millions):

	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2018	$414	$7	$421
Payments	(67)	(3)	(70)
Other - non cash	51	—	51
Balance at May 31, 2019	$399	$4	$403

Note 4. Operating leases
During the three and nine months ended May 31, 2019, the Company recorded charges of $53 million and $95 million for facilities that were closed or relocated. This compares to $21 million and $88 million for the three and nine months ended May 31, 2018. These charges are reported in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	For the nine months ended May 31, 2019	For the twelve months ended August 31, 2018
Balance at beginning of period	$964	$718
Provision for present value of non-cancellable lease payments on closed facilities	11	52
Changes in assumptions	54	19
Accretion expense	30	58
Other - non cash[1]	124	338
Cash payments, net of sublease income	(240)	(221)
Balance at end of period	$943	$964

[1]	Represents unfavorable lease liabilities from acquired Rite Aid stores.

Note 5. Equity method investments
Equity method investments as of May 31, 2019 and August 31, 2018, were as follows (in millions, except percentages):

	May 31, 2019		August 31, 2018
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,175	27%	$5,138	26%
Others	1,498	8% - 50%	1,472	8% - 50%
Total	$6,673		$6,610

AmerisourceBergen Corporation (“AmerisourceBergen”) investment
As of May 31, 2019 and August 31, 2018, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 27% and 26% of the outstanding AmerisourceBergen common stock, respectively. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at May 31, 2019 was $4.4 billion.

As of May 31, 2019, the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

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

The Company reported $5 million of post-tax equity losses and $15 million of post-tax equity earnings from other equity method investments, including equity method investments classified as operating, for the three months ended May 31, 2019 and 2018, respectively. The Company reported $19 million and $42 million of post-tax equity earnings from other equity method investments for the nine months ended May 31, 2019 and 2018, respectively.

Note 6. Goodwill and other intangible assets
Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. During the three months ended May 31, 2019, the Company completed quantitative impairment analysis for goodwill and certain indefinite-lived intangible assets related to the two reporting units within the

Retail Pharmacy International division, Boots and Other international. Based on this analysis, the fair value of the Boots reporting unit is in excess of its carrying value by approximately 9% and the fair value of the Pharmacy licenses is in excess of its carrying value by 5%. The Company will continue to monitor industry trends, market trends and the impact it may have on the Boots reporting unit. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both. Our indefinite-lived intangible assets fair values are estimated using the relief from royalty method and excess earnings method of the income approach. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as our profitability.

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Balance at August 31, 2018	$10,483	$3,370	$3,061	$16,914
Acquisitions	8	—	—	8
Disposals	—	(8)	—	(8)
Currency translation adjustments	—	(104)	(93)	(197)
Balance at May 31, 2019	$10,491	$3,258	$2,968	$16,717

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	May 31, 2019	August 31, 2018
Gross amortizable intangible assets
Customer relationships and loyalty card holders	$4,329	$4,235
Favorable lease interests and non-compete agreements	661	680
Trade names and trademarks	545	489
Purchasing and payer contracts	382	390
Total gross amortizable intangible assets	5,917	5,794

Accumulated amortization
Customer relationships and loyalty card holders	$1,194	$997
Favorable lease interests and non-compete agreements	396	359
Trade names and trademarks	247	206
Purchasing and payer contracts	93	78
Total accumulated amortization	1,930	1,640
Total amortizable intangible assets, net	$3,987	$4,154

Indefinite-lived intangible assets
Trade names and trademarks	$5,326	$5,557
Pharmacy licenses	2,012	2,072
Total indefinite-lived intangible assets	$7,338	$7,629

Total intangible assets, net	$11,325	$11,783

Amortization expense for intangible assets was $142 million and $415 million for the three and nine months ended May 31, 2019, respectively, and $146 million and $363 million for the three and nine months ended May 31, 2018, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at May 31, 2019 is as follows (in millions):

	2020	2021	2022	2023	2024
Estimated annual amortization expense	$481	$432	$412	$377	$356

Note 7. Debt
Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	May 31, 2019	August 31, 2018
Short-term debt [1]
Commercial paper	$2,820	$430
Credit facilities [2]	948	999
$8 billion note issuance [3,4]
2.700% unsecured notes due 2019	1,249	—
$1 billion note issuance [5]
5.250% unsecured notes due 2019 [6]	—	249
Other [7]	465	288
Total short-term debt	$5,483	$1,966

Long-term debt [1]
$6 billion note issuance [3,4]
3.450% unsecured notes due 2026	$1,889	$1,888
4.650% unsecured notes due 2046	591	590
$8 billion note issuance [3,4]
2.700% unsecured notes due 2019	—	1,248
3.300% unsecured notes due 2021	1,246	1,245
3.800% unsecured notes due 2024	1,991	1,990
4.500% unsecured notes due 2034	495	495
4.800% unsecured notes due 2044	1,492	1,492
£700 million note issuance [3,4]
2.875% unsecured Pound sterling notes due 2020	503	517
3.600% unsecured Pound sterling notes due 2025	376	387
€750 million note issuance [3,4]
2.125% unsecured Euro notes due 2026	833	868
$4 billion note issuance [3,5]
3.100% unsecured notes due 2022	1,197	1,196
4.400% unsecured notes due 2042	493	492
Credit facilities [2]	996	—
Other [8]	25	23
Total long-term debt, less current portion	$12,127	$12,431

[1]
Carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt has been translated using the spot rates at May 31, 2019 and August 31, 2018, respectively.

[2]	Credit facilities include debt outstanding under the various credit facilities described in more detail below.

[3]
The $6 billion, $8 billion, £0.7 billion, €0.75 billion and $4 billion note issuances as of May 31, 2019 had fair values and carrying values of $2.5 billion and $2.5 billion, $6.4 billion and $6.5 billion, $0.9 billion and $0.9 billion, $0.9 billion and $0.8 billion and $1.7 billion and $1.7 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the May 31, 2019 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of May 31, 2019.

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

January 2019 364-Day Revolving Credit Agreement
On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364-Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. As of May 31, 2019, there were $0.2 billion of borrowings outstanding under the January 364-Day Revolving Credit Agreement.

December 2018 Revolving Credit Agreement
On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. As of May 31, 2019, there were no borrowings outstanding under the December 2018 Revolving Credit Agreement.

December 2018 Term Loan Credit Agreement
On December 5, 2018, Walgreens Boots Alliance entered into a $1.0 billion term loan credit agreement (the “December 2018 Term Loan Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Term Loan Credit Agreement is a senior unsecured term loan facility with a facility termination date of the earlier of (a) January 29, 2021 and (b) the date of acceleration of all term loans pursuant to the December 2018 Term Loan Credit Agreement. As of May 31, 2019, there were $1.0 billion of borrowings outstanding under the December 2018 Term Loan Credit Agreement.

November 2018 Credit Agreement
On November 30, 2018, the Company entered into a credit agreement (as amended, the “November 2018 Credit Agreement”) with the lenders from time to time party thereto and, on March 25, 2019, the Company entered into an amendment to such credit agreement reflecting certain changes to the borrowing notice provisions thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. As of May 31, 2019, there were $0.8 billion of borrowings outstanding under the November 2018 Credit Agreement.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to the extension thereof pursuant to the August 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of May 31, 2019, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

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

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $2.6 billion and $1.4 billion at a weighted average interest rate of 3.08% and 2.00% for the nine months ended May 31, 2019 and 2018, respectively.

Interest
Interest paid was $570 million and $450 million for the nine months ended May 31, 2019 and 2018, respectively.

Note 8. Financial instruments
The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

May 31, 2019	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$37	$1	Other current assets
Cross currency interest rate swaps	800	39	Other non-current assets
Derivatives not designated as hedges:
Foreign currency forwards	3,105	107	Other current assets
Foreign currency forwards	658	3	Accrued expenses and other liabilities

August 31, 2018	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$250	$1	Accrued expenses and other liabilities
Foreign currency forwards	15	—	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	3,273	52	Other current assets
Foreign currency forwards	825	4	Accrued expenses and other liabilities

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

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2019	2018	2019	2018
Foreign currency forwards	Selling, general and administrative expenses	$140	$108	$80	$(75)
Foreign currency forwards	Other income (expense)	(8)	3	(10)	36

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$177	$177	$—	$—
Investments in equity securities[2]	4	4	—	—
Foreign currency forwards[3]	108	—	108	—
Cross currency interest rate swaps[4]	39	—	39	—
Liabilities:
Foreign currency forwards[3]	3	—	3	—
Cross currency interest rate swaps[4]	—	—	—	—

	August 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$227	$227	$—	$—
Available-for-sale investments[2]	1	1	—	—
Foreign currency forwards[3]	52	—	52	—
Liabilities:
Interest rate swaps[4]	1	—	1	—
Foreign currency forwards[3]	4	—	4	—

[1]	Money market funds are valued at the closing price reported by the fund sponsor.

[2]	Fair value of quoted investments are based on current bid prices as of May 31, 2019 and August 31, 2018.

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

There were no transfers between Levels for the three and nine months ended May 31, 2019.

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

On December 29, 2014, a putative shareholder filed a derivative action in federal court in the Northern District of Illinois against certain current and former directors and officers of Walgreen Co., and Walgreen Co. as a nominal defendant, arising out of certain public statements the Company made regarding its former fiscal 2016 goals. The action asserts claims for breach of fiduciary duty, waste and unjust enrichment. On April 10, 2015, the defendants filed a motion to dismiss. On May 18, 2015, the case was stayed in light of a securities class action that was filed on April 10, 2015. After a ruling issued on September 30, 2016 in the securities class action, which is described below, on November 3, 2016, the Court entered a stipulation and order extending the stay until the resolution of the securities case.

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed a consolidated class action complaint on August 17, 2015, and defendants moved to dismiss the complaint on October 16, 2015. On September 30, 2016, the Court issued an order granting in part and denying in part defendants’ motion to dismiss. Defendants filed their answer to the complaint on November 4, 2016 and filed an amended answer on January 16, 2017. Plaintiff filed its motion for class certification on April 21, 2017. The Court granted plaintiffs’ motion on March 29, 2018 and merits discovery is proceeding. On December 19, 2018, plaintiffs filed a first amended complaint and defendants moved to dismiss the new complaint on February 19, 2019. The motion has been fully briefed.

As of the date of this report, the Company was aware of two previously disclosed putative class action lawsuits filed by purported Rite Aid stockholders against Walgreens Boots Alliance and certain of its officers regarding the transactions contemplated by the original merger agreement between the Company and Rite Aid (prior to its amendment on January 29, 2017) (such transactions, the “Rite Aid Transactions”). One of the Rite Aid actions was filed in the State of Pennsylvania in the Court of Common Pleas of Cumberland County (the “Pennsylvania action”) and primarily alleged that Walgreens Boots Alliance and one of its subsidiaries aided and abetted certain alleged breaches of fiduciary duty by the board of directors of Rite Aid in connection with the Rite Aid Transactions. This action was terminated by the court for lack of prosecution in December 2018. The other action was filed in the United States District Court for the Middle District of Pennsylvania (the “federal action”) and alleges, among other things, that the Company and certain of its officers made false or misleading statements regarding the Rite Aid Transactions. The court denied the Company’s motion to dismiss the federal action.

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804), is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in a subset of the cases included in this multidistrict litigation. The Company also has been named as a defendant in numerous lawsuits brought in state courts relating to opioid matters. The relief sought by various plaintiffs is compensatory and punitive damages, as well as injunctive relief. Additionally, the Company has received from the Attorney Generals of several states subpoenas, civil investigative demands and/or other requests concerning opioid matters.

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

Note 11. Income taxes
The effective tax rate for the three and nine months ended May 31, 2019 was 13.0% and 14.7% respectively, compared to 7.6% and 19.4% for the three and nine months ended May 31, 2018, respectively. The increase in the effective tax rate for the three months ended May 31, 2019 was primarily due to net discrete tax benefits in the prior year as a result of the U.S. tax law changes. The decrease in the effective tax rate for the nine months ended May 31, 2019 was primarily due to the net discrete tax expense in the prior year as a result of the U.S. tax law changes.

Income taxes paid for the nine months ended May 31, 2019 were $824 million, compared to $428 million for the nine months ended May 31, 2018.

On June 21, 2019, the Internal Revenue Service issued final regulations relating to the global intangible low-taxed income (“GILTI”) and foreign tax credit provisions of the U.S. tax law changes enacted in December 2017. The Company is evaluating any potential impact on its financial statements.

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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2019	2018	2019	2018
Service costs	Selling, general and administrative expenses	$2	$2	$4	$5
Interest costs	Other expense[1]	49	50	148	146
Expected returns on plan assets/other	Other income[1]	(61)	(54)	(186)	(158)
Total net periodic pension costs (income)		$(10)	$(2)	$(34)	$(7)

1 Shown as Other income (expense) on Consolidated Condensed Statements of Earnings.

The Company made cash contributions to its defined benefit pension plans of $28 million for the nine months ended May 31, 2019, which primarily related to committed funded payments. The Company plans to contribute an additional $6 million to its defined benefit pension plans in fiscal 2019.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $58 million and $183 million for the three and nine months ended May 31, 2019 compared to an expense of $53 million and $164 million in the three and nine months ended May 31, 2018.

The Company also has certain contract-based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized for the three and nine months ended May 31, 2019 was $32 million and $96 million compared to a cost of $33 million and $94 million in the three and nine months ended May 31, 2018.

Note 13. Accumulated other comprehensive income (loss)
The following is a summary of net changes in accumulated other comprehensive income (loss) ("AOCI") by component and net of tax for the three and nine months ended May 31, 2019 and May 31, 2018 (in millions):

	Pension/ post- retirement obligations	Unrealized gain (loss) on hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 28, 2019	$95	$(40)	$2	$(2,762)	$(2,705)
Other comprehensive income (loss) before reclassification adjustments	1	56	1	(733)	(675)
Amounts reclassified from AOCI	(4)	1	—	—	(2)
Tax benefit (provision)	1	(14)	—	1	(12)
Net change in other comprehensive income (loss)	(2)	44	1	(732)	(689)
Balance at May 31, 2019	$93	$4	$4	$(3,493)	$(3,393)

	Pension/ post- retirement obligations	Unrealized gain (loss) on hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2018	$101	$(30)	$3	$(3,076)	$(3,002)
Other comprehensive income (loss) before reclassification adjustments	1	40	(1)	(415)	(376)
Amounts reclassified from AOCI	(12)	4	—	—	(8)
Other	—	—	—	—	—
Tax benefit (provision)	3	(10)	—	(1)	(8)
Net change in other comprehensive income (loss)	(8)	33	(1)	(416)	(393)
Balance at May 31, 2019	$93	$4	$4	$(3,493)	$(3,393)

	Pension/ post- retirement obligations	Unrealized gain (loss) on hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 28, 2018	$(141)	$(32)	$—	$(1,990)	$(2,163)
Other comprehensive income (loss) before reclassification adjustments	—	—	3	(647)	(644)
Amounts reclassified from AOCI	(2)	1	11	8	18
Tax benefit (provision)	—	—	(3)	—	(3)
Net change in other comprehensive income (loss)	(2)	1	11	(639)	(629)
Balance at May 31, 2018	$(143)	$(31)	$11	$(2,629)	$(2,792)

	Pension/ post- retirement obligations	Unrealized gain (loss) on hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2017	$(139)	$(33)	$(2)	$(2,877)	$(3,051)
Other comprehensive income (loss) before reclassification adjustments	(1)	—	7	240	246
Amounts reclassified from AOCI	(5)	3	11	8	17
Tax benefit (provision)	2	(1)	(5)	—	(4)
Net change in other comprehensive income (loss)	(4)	2	13	248	259
Balance at May 31, 2018	$(143)	$(31)	$11	$(2,629)	$(2,792)

Note 14. Segment reporting
The Company has aligned its operations into three reportable segments: Retail Pharmacy USA; Retail Pharmacy International; and Pharmaceutical Wholesale. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s operating segments, which have been aggregated as described below. The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources, therefore the total asset disclosure by segment has not been included.

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

The following table reflects results of operations and reconciles adjusted operating income to operating income for the Company's reportable segments (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations[1]	Walgreens Boots Alliance, Inc.
Three months ended May 31, 2019
Sales	$26,513	$2,776	$5,865	$(563)	$34,591

Adjusted operating income	$1,286	$165	$265	$1	$1,717
Acquisition-related amortization					(127)
Transformational cost management					(86)
Acquisition-related costs					(80)
Adjustments to equity earnings in AmerisourceBergen					(137)
Store optimization					(49)
LIFO provision					(29)
Certain legal and regulatory accruals and settlements					(7)
Operating income					$1,203

Three months ended May 31, 2018
Sales	$25,917	$2,995	$5,965	$(543)	$34,334

Adjusted operating income[3]	$1,492	$193	$258	$—	$1,943
Acquisition-related amortization					(131)
Acquisition-related costs					(57)
Adjustments to equity earnings in AmerisourceBergen					(60)
Store optimization					(24)
LIFO provision					(69)
Certain legal and regulatory accruals and settlements[2]					(5)
Operating income[3]					$1,597

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations[1]	Walgreens Boots Alliance, Inc.
Nine months ended May 31, 2019
Sales	$78,491	$8,759	$17,311	$(1,649)	$102,912

Adjusted operating income	$4,119	$553	$710	$1	$5,384
Acquisition-related amortization					(373)
Transformational cost management					(265)
Acquisition-related costs					(228)
Adjustments to equity earnings in AmerisourceBergen					(191)
Store optimization					(99)
LIFO provision					(77)
Certain legal and regulatory accruals and settlements					(31)
Operating income					$4,120

Nine months ended May 31, 2018
Sales	$72,884	$9,395	$17,438	$(1,622)	$98,095

Adjusted operating income[3]	$4,520	$674	$714	$1	$5,909
Acquisition-related amortization					(329)
Acquisition-related costs					(173)
Adjustments to equity earnings in AmerisourceBergen					(136)
Store optimization					(24)
LIFO provision					(166)
Certain legal and regulatory accruals and settlements[2]					(120)
Asset recovery					15
Hurricane-related costs					(83)
Operating income[3]					$4,893

[1]	Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

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

Note 15. Sales
The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Retail Pharmacy USA
Pharmacy	$19,585	$18,790	$57,624	$52,258
Retail	6,928	7,127	20,867	20,626
Total	26,513	25,917	78,491	72,884

Retail Pharmacy International
Pharmacy	1,047	1,111	3,096	3,316
Retail	1,730	1,884	5,662	6,079
Total	2,776	2,995	8,759	9,395

Pharmaceutical Wholesale	5,865	5,965	17,311	17,438

Eliminations[1]	(563)	(543)	(1,649)	(1,622)

Walgreens Boots Alliance, Inc.	$34,591	$34,334	$102,912	$98,095

[1]	Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

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

Related party transactions with AmerisourceBergen (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Purchases, net	$14,684	$15,830	$43,070	$39,566

	May 31, 2019	August 31, 2018
Trade accounts payable, net	$6,520	$6,274

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

The following is a reconciliation of the effect of the reclassification of all other net cost components (excluding service cost component) of net pension cost and net postretirement benefit cost from selling, general and administrative expenses to other income (expense) in the Company’s Consolidated Condensed Statements of Earnings (in millions):

	As reported	Adjustments	As revised
Three months ended May 31, 2018
Selling, general and administrative expenses	$6,231	$4	$6,235
Operating income	1,601	(4)	1,597
Other income (expense)	(4)	4	—

	As reported	Adjustments	As revised
Nine months ended May 31, 2018
Selling, general and administrative expenses	$18,456	$10	$18,466
Operating income	4,903	(10)	4,893
Other income (expense)	(132)	10	(122)

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

The following is a reconciliation of the effect on the relevant line items on the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2018 as a result of adopting this new accounting guidance (in millions):

	As reported	Adjustments	As revised
Nine months ended May 31, 2018
Trade accounts payable	$627	$48	$675
Accrued expenses and other liabilities	10	6	16
Other non-current assets and liabilities	(117)	7	(110)
Net cash provided by operating activities	5,385	61	5,446

Effect of exchange rate changes on cash, cash equivalents and restricted cash	26	1	27
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,483)	61	(1,422)
Cash, cash equivalents and restricted cash at beginning of period	3,301	195	3,496
Cash, cash equivalents and restricted cash at end of period	$1,818	$256	$2,074

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

New accounting pronouncements not yet adopted
Investments - equity securities
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825). This extensive ASU provides clarifications for three topics related to financial instruments accounting, some of which apply to the Company. For example, this ASU clarifies the disclosure requirements that apply to equity securities without a readily determinable fair value for which the measurement alternative is elected. The adoption of this ASU is not expected to have a significant impact on the Company's results of operations, cash flows or financial position.

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

Note 18. Supplemental information
Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members. Trade receivables were $5.9 billion and $5.4 billion at May 31, 2019 and August 31, 2018, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see note 16, related parties), were $1.3 billion and $1.2 billion at May 31, 2019 and August 31, 2018, respectively.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Depreciation expense	$379	$358	$1,096	$1,040
Intangible asset and other amortization	142	84	415	260
Total depreciation and amortization expense	$522	$442	$1,512	$1,300

Accumulated depreciation and amortization on property, plant and equipment was $11.2 billion at May 31, 2019 and $10.5 billion at August 31, 2018.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of May 31, 2019 and August 31, 2018, the amount of such restricted cash was $199 million and $190 million, respectively, and is reported in other current assets on the Consolidated Condensed Balance Sheets.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of May 31, 2019 and August 31, 2018 (in millions):

	May 31, 2019	August 31, 2018
Cash and cash equivalents	$839	$785
Restricted cash (included in other current assets)	199	190
Cash, cash equivalents and restricted cash	$1,038	$975

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 17.0 million outstanding options to purchase common shares that were anti-dilutive and excluded from the third quarter earnings per share calculation as of May 31, 2019 compared to 12.1 million as of May 31, 2018.

Cash dividends declared per common share
Cash dividends per common share declared during the nine months ended fiscal 2019 and the nine months ended fiscal 2018 were as follows:

Quarter ended	2019	2018
November	$0.440	$0.400
February	0.440	0.400
May	0.440	0.400
	$1.320	$1.200

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” and in item 1A risk factors, in our Form 10-K for the fiscal year ended August 31, 2018 and our Form 10-Q for the fiscal quarter ended February 28, 2019. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and nine months ended May 31, 2019.

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

FACTORS AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our current expectations. These factor include: the influence of certain holidays; seasonality; foreign currency rates; changes in vendor; payer and customer relationships and terms; strategic transactions and acquisitions, for example the acquisition of stores and other assets from Rite Aid; joint ventures and other strategic collaborations; changes in laws, for example the U.S. tax law changes; changes in trade, tariff and international relations, including the U.K.'s proposed withdrawal from the European Union and its impact on our operations and prospects and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives; fluctuations in variable costs; and general economic conditions in the markets in which the Company operates. These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a multi-faceted program (the “Transformational Cost Management Program”), which includes divisional optimization initiatives, global smart spending, global smart organization and digitalization of the enterprise to transform long-term capabilities. Divisional optimization within each of our segments include activities such as optimization of stores, distribution centers and offices and efficient supply chain. Additionally, the Company has initiated global smart spending, smart organization programs and digitalization, initially focused on the Company’s Retail Pharmacy USA division, its retail business in the UK and its global functions. Actions under the Transformational Cost Management Program announced on December 20, 2018 are expected to deliver in excess of $1.5 billion of annual cost savings by fiscal 2022.

Additional significant actions under the Transformational Cost Management Program continue to be evaluated and are expected to commence in future periods, subject to receipt of necessary corporate approvals. The Company expects that it will incur approximately $600 million in charges for actions that have been approved to date under the Transformational Cost Management Program, of which approximately $450 million will be recorded as exit and disposal activities. These amounts include charges recognized through the nine months ended May 31, 2019 as discussed below.

As of the date of this report, the Company is not able to make a determination of the total estimated charges or range of charges that may be incurred for each major type of cost nor the future cash expenditures or charges, including non-cash impairment charges (if any), it may incur. The Company will update this disclosure upon the determination of such amounts.

Transformational Cost Management Program charges are recognized as the costs are incurred over time in accordance with GAAP. The Company treats charges related to the Transformational Cost Management Program as special items impacting comparability of results in its earnings disclosures. As of May 31, 2019, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP relating to the Transformational Cost Management Program of $265 million, of which $235 million are recorded as exit and disposal activities. See note 3, exit and disposal activities, for additional information. Transformational Cost Management Program charges were primarily recorded within selling, general and administrative expenses and relate to actions taken across all divisions.

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

The Company continues to expect to complete integration of the acquired stores and related assets by the end of fiscal 2020, at an estimated total cost of approximately $850 million, which is reported as acquisition-related costs. The Company has recognized cumulative pre-tax charges for the fiscal year 2018 and for the nine months ended May 31, 2019 of $221 million and $224 million, respectively, related to integration of the acquired stores and related assets. In addition, the Company continues to expect to spend approximately $500 million on store conversions and related activities. The Company expects annual synergies from the transaction of more than $325 million, which are expected to be fully realized within four years of the initial closing of this transaction and derived primarily from procurement, cost savings and other operational matters.

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

STORE OPTIMIZATION PROGRAM
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. As of the date of this report, the Company expects to close approximately 750 stores. The actions under the Store Optimization Program commenced in March 2018 and are expected to be complete by end of fiscal 2020. The Store Optimization Program is expected to result in cost savings of approximately $350 million per year to be fully delivered by the end of fiscal 2020.

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

The Company has recognized cumulative pre-tax charges for the fiscal year 2018 and for the nine months ended May 31, 2019 in accordance with GAAP totaling $200 million which were primarily recorded within selling, general and administrative expenses. These charges included $64 million related to lease obligations and other real estate costs and $136 million in employee severance and other exit costs.

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

EXECUTIVE SUMMARY
The following table presents certain key financial statistics:

	(in millions, except per share amounts)
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Sales	$34,591	$34,334	$102,912	$98,095
Gross profit	7,453	7,780	22,849	23,217
Selling, general and administrative expenses	6,235	6,235	18,834	18,466
Equity earnings (loss) in AmerisourceBergen	(16)	52	105	142
Operating income	1,203	1,597	4,120	4,893
Adjusted operating income (Non-GAAP measure)[1]	1,717	1,943	5,384	5,909
Earnings before interest and income tax provision	1,385	1,597	4,347	4,771
Net earnings attributable to Walgreens Boots Alliance, Inc.	1,025	1,342	3,305	3,512
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	1,338	1,522	4,246	4,538
Net earnings per common share – diluted	1.13	1.35	3.55	3.51
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	1.47	1.53	4.56	4.54

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Sales	0.7	14.0	4.9	11.4
Gross profit	(4.2)	8.9	(1.6)	6.4
Selling, general and administrative expenses	—	7.2	2.0	4.9
Operating income	(24.7)	13.1	(15.8)	12.3
Adjusted operating income (Non-GAAP measure)[1]	(11.7)	7.4	(8.9)	6.1
Earnings before interest and income tax provision	(13.3)	5.8	(8.9)	7.9
Net earnings attributable to Walgreens Boots Alliance, Inc.	(23.6)	15.5	(5.9)	7.2
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	(12.1)	5.6	(6.4)	10.2
Net earnings per common share – diluted	(16.5)	26.2	1.1	16.2
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	(4.0)	15.0	0.6	19.8

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Gross margin	21.5	22.7	22.2	23.7
Selling, general and administrative expenses	18.0	18.2	18.3	18.8

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
Net earnings attributable to Walgreens Boots Alliance for the three months ended May 31, 2019 decreased 23.6% to $1.0 billion compared with the prior year period, while diluted net earnings per share decreased 16.5% to $1.13 compared with the prior year period. The decrease in net earnings and diluted net earnings per share for the three month period ended May 31, 2019 primarily reflect operating performance, including costs related to the Transformational Cost Management Program, and loss from the Company’s share of equity earnings in AmerisourceBergen, partially offset by gain recognition in other income resulting from the termination of the option granted to Rite Aid to become a member of the Company’s group purchasing organization. Diluted net earnings per share was positively affected by a lower number of shares outstanding compared to the prior year period. Net earnings and diluted net earnings per share were negatively impacted by 0.9 percentage points and 1.0 percentage points, respectively, as a result of currency translation.

Net earnings attributable to Walgreens Boots Alliance for the nine months ended May 31, 2019 decreased 5.9% to $3.3 billion compared with the prior year period, while diluted net earnings per share increased 1.1% to $3.55 compared with the prior year period. The decrease in net earnings for the nine month period ended May 31, 2019 primarily reflect operating performance including costs related to the Transformational Cost Management Program partially offset by the lower effective tax rate, gain recognition in other income resulting from the termination of the option granted to Rite Aid and impairment of the Company's equity method investment in Guangzhou Pharmaceuticals in the prior year period. The increase in diluted net earnings per share was positively affected by a lower number of shares outstanding compared to the prior year period. Net earnings and diluted net earnings per share were negatively impacted by 0.8 percentage points and 0.9 percentage points, respectively, as a result of currency translation.

Other income (expense) for the three months ended May 31, 2019 was income of $182 million compared to income of $0 million for the three months ended May 31, 2018, which primarily reflects gain recognition in other income resulting from the termination of the option granted to Rite Aid to become a member of the Company’s group purchasing organization in the current period. Other income (expense) for the nine months ended May 31, 2019 was income of $227 million, compared to an expense of $122 million, for the nine months ended May 31, 2018. Results for the nine months ended May 31, 2018 primarily reflects the impairment of the Company’s equity method investment in Guangzhou Pharmaceuticals.

Interest was a net expense of $187 million and $529 million for the three and nine months ended May 31, 2019, respectively, compared to $157 million and $457 million for the three and nine months ended May 31, 2018, respectively.

The effective tax rate for the three and nine months ended May 31, 2019 was 13.0% and 14.7%, respectively, compared to 7.6% and 19.4% for the three and nine months ended May 31, 2018, respectively. The increase in the effective tax rate for the three months ended May 31, 2019 was primarily due to net discrete tax benefits in the prior year as a result of the U.S. tax law changes. The decrease in the effective tax rate for the nine months ended May 31, 2019 was primarily due to the net discrete tax expense in the prior year as a result of the U.S. tax law changes.

Adjusted diluted net earnings per share (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended May 31, 2019 decreased 12.1% to $1.3 billion, compared with the year-ago quarter. Adjusted diluted net earnings per share decreased 4.0% to $1.47, compared with the year-ago quarter. Adjusted net earnings and adjusted diluted net earnings per share were each negatively impacted by 1.4 percentage points and 1.5 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the decrease in adjusted net earnings and adjusted diluted net earnings per share for the three months ended May 31, 2019 reflects operating performance primarily due to lower U.S. pharmacy margin and lower retail volume. Adjusted diluted net earnings per share was positively affected by a lower number of shares outstanding compared to the prior year period.

Adjusted net earnings attributable to Walgreens Boots Alliance for the nine months ended May 31, 2019 decreased 6.4% to $4.2 billion, compared with the year-ago period. Adjusted diluted net earnings per share increased 0.6% to $4.56, compared with the year-ago period. Adjusted net earnings and adjusted diluted net earnings per share were negatively impacted by 1.0 percentage points and 1.1 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the decrease in adjusted net earnings for the nine months ended May 31, 2019 was primarily due to operating performance partially offset by a decrease in adjusted effective tax rate. Adjusted diluted net earnings per share was positively affected by a lower number of shares outstanding compared to the prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA

This division comprises the retail pharmacy businesses operating in the U.S.

	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Sales	$26,513	$25,917	$78,491	$72,884
Gross profit	5,813	6,029	17,880	17,898
Selling, general and administrative expenses	4,818	4,776	14,492	14,115
Operating income	995	1,253	3,388	3,783
Adjusted operating income (Non-GAAP measure)[1]	1,286	1,492	4,119	4,520

Number of prescriptions[2]	212.3	215.2	640.8	615.8
30-day equivalent prescriptions[2,3]	290.7	285.2	866.9	814.6
Number of locations at period end	9,390	9,964	9,390	9,964

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Sales	2.3	15.0	7.7	12.1
Gross profit	(3.6)	9.5	(0.1)	6.4
Selling, general and administrative expenses	0.9	7.5	2.7	4.3
Operating income	(20.6)	17.9	(10.5)	14.9
Adjusted operating income (Non-GAAP measure)[1]	(13.8)	10.0	(8.9)	7.6

Comparable store sales[4]	3.8	(1.2)	1.6	1.9
Pharmacy sales	4.3	19.3	10.2	17.4
Comparable pharmacy sales[4]	6.0	—	3.6	4.1
Retail sales	(2.9)	5.2	1.3	0.6
Comparable retail sales[4]	(1.1)	(3.8)	(2.7)	(2.5)
Comparable number of prescriptions[2,4]	1.4	(2.4)	(0.1)	1.5
Comparable 30-day equivalent prescriptions[2,3,4]	4.7	—	2.8	4.2

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Gross margin	21.9	23.3	22.8	24.6
Selling, general and administrative expenses	18.2	18.4	18.5	19.4

[1]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

[2]	Includes immunizations.

[3]
Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

[4]
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or being subject to a natural disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.

Sales for the three months ended May 31, 2019 and 2018
Retail Pharmacy USA division’s sales for the three months ended May 31, 2019 increased by 2.3% to $26.5 billion. Sales in comparable stores increased 3.8% compared with the year-ago quarter.

Pharmacy sales increased by 4.3% for the three months ended May 31, 2019 and accounted for 73.9% of the division’s sales. The increase in the current quarter is mainly due to higher brand inflation and prescription volumes and strong growth in central specialty. In the year-ago quarter, pharmacy sales increased 19.3% and accounted for 72.5% of the division’s sales. Comparable pharmacy sales increased by 6.0% for the three months ended May 31, 2019, compared to remaining unchanged in the year-ago quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced pharmacy sales by 1.2% in the three months ended May 31, 2019 compared to a reduction of 1.1% in the year-ago quarter. On division sales, this effect was a reduction of 0.8% for the three months ended May 31, 2019 compared to a reduction of 0.7% for the year-ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended May 31, 2019 was 212.3 million compared to 215.2 million in the year-ago quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 290.7 million in the three months ended May 31, 2019 compared to 285.2 million in the year-ago quarter.

Retail sales decreased 2.9% for the three months ended May 31, 2019 and were 26.1% of the division’s sales. In the year-ago quarter, retail sales increased 5.2% and represented 27.5% of the division’s sales. The decrease in the current quarter is mainly due to the continued de-emphasis of tobacco. Comparable retail sales decreased 1.1% in the three months ended May 31, 2019 compared to a decrease of 3.8% in the year-ago quarter. The decrease in comparable retail sales in the current period was primarily due to the continued de-emphasis of tobacco.

Operating income for the three months ended May 31, 2019 and 2018
Retail Pharmacy USA division’s operating income for the three months ended May 31, 2019 decreased 20.6% to $1.0 billion. The decrease was primarily due to lower gross margin partially offset by a reduction in selling, general and administrative expenses as a percentage of sales.

Gross margin was 21.9% for the three months ended May 31, 2019 compared to 23.3% in the year-ago quarter. Pharmacy margins in the current period were negatively impacted by continued reimbursement pressure and the adverse mix associated with brand inflation and a faster growing specialty business. These impacts were partially offset by procurement gains.

Selling, general and administrative expenses as a percentage of sales were 18.2% in the three months ended May 31, 2019 compared to 18.4% in the year-ago quarter. As a percentage of sales, expenses were lower in the current period due to pharmacy sales growth and a higher mix of specialty sales.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2019 and 2018
Retail Pharmacy USA division’s adjusted operating income for the three months ended May 31, 2019 decreased 13.8% to $1.3 billion. The decrease was primarily due to lower gross margins partially offset by a reduction in selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the nine months ended May 31, 2019 and 2018
Retail Pharmacy USA division’s total sales for the nine months ended May 31, 2019 increased 7.7% to $78.5 billion. Sales in comparable stores increased 1.6% compared with the year-ago period.

Pharmacy sales increased by 10.2% for the nine months ended May 31, 2019 and represented 73.4% of the division’s sales. The increase is primarily due to prescription volume, brand inflation and growth in central specialty. In the nine months ended May 31, 2018, pharmacy sales were up 17.4% and represented 71.7% of the division’s sales. Comparable pharmacy sales were up 3.6% in the nine months ended May 31, 2019 compared to an increase of 4.1% in the nine months ended May 31, 2018. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced pharmacy sales by 1.0% in the nine month period ended May 31, 2019 compared to a reduction of 1.5% in the year-ago period. The effect of generics on division sales was a reduction of 0.7% in the current nine month period compared to a reduction of 0.9% in the year-ago period.

Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.1% of prescription sales for the nine month period ended May 31, 2019 compared to 98.0% for the nine months ended May 31, 2018. The total number of prescriptions (including immunizations) filled for the nine months ended May 31, 2019 was 640.8 million compared to 615.8 million for the year-ago period. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 866.9 million in the nine months ended May 31, 2019 compared to 814.6 million in the year-ago period.

Retail sales increased 1.3% for the nine months ended May 31, 2019 and were 26.6% of the division’s sales. In comparison, for the nine months ended May 31, 2018 retail sales increased 0.6% and represented 28.3% of the division’s sales. The increase in the current period is mainly due to sales from acquired Rite Aid stores. Comparable retail sales decreased 2.7% for the current nine month period compared to a decrease of 2.5% in the year-ago period. The decrease in comparable retail sales in the nine months ended May 31, 2019 was primarily due to the continued de-emphasis of tobacco.

Operating income for the nine months ended May 31, 2019 and 2018
Retail Pharmacy USA division’s operating income for the nine months ended May 31, 2019 decreased 10.5% to $3.4 billion. The decrease was primarily due to lower gross margins partially offset by a reduction in selling, general and administrative expenses as a percentage of sales.

Gross margin was 22.8% for the nine months ended May 31, 2019 compared to 24.6% in the year-ago period. Pharmacy margins in the current period were negatively impacted by reimbursement pressure and adverse mix associated with brand inflation and continued growth from central specialty, partially offset by the favorable impact of procurement efficiencies.

Selling, general and administrative expenses as a percentage of sales were 18.5% for the nine month period ended May 31, 2019 compared to 19.4% in the year-ago period. As a percentage of sales, expenses were lower in the current period primarily due to a higher mix of specialty sales and continued cost saving initiatives.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2019 and 2018
Retail Pharmacy USA division’s adjusted operating income for the nine months ended May 31, 2019 decreased 8.9% to $4.1 billion. The decrease was primarily due to lower gross margins partially offset by a reduction in selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Sales	$2,776	$2,995	$8,759	$9,395
Gross profit	1,112	1,215	3,418	3,733
Selling, general and administrative expenses	993	1,048	3,029	3,139
Operating income	119	167	389	594
Adjusted operating income (Non-GAAP measure)[1]	165	193	553	674
Number of locations at period end	4,612	4,734	4,612	4,734

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Sales	(7.3)	6.6	(6.8)	5.9
Gross profit	(8.5)	5.8	(8.4)	5.8
Selling, general and administrative expenses	(5.3)	4.4	(3.5)	5.1
Operating income	(28.6)	16.0	(34.5)	10.0
Adjusted operating income (Non-GAAP measure)[1]	(14.9)	(1.0)	(18.0)	1.2
Comparable store sales[2]	(6.8)	7.4	(6.4)	6.5
Comparable store sales in constant currency[2,3]	(1.0)	(1.4)	(1.6)	(1.3)
Pharmacy sales	(5.9)	6.7	(6.5)	7.0
Comparable pharmacy sales[2]	(4.9)	6.8	(5.7)	7.3
Comparable pharmacy sales in constant currency[2,3]	1.0	(1.7)	(0.8)	(0.4)
Retail sales	(8.1)	6.6	(6.9)	5.3
Comparable retail sales[2]	(7.9)	7.7	(6.7)	6.1
Comparable retail sales in constant currency[2,3]	(2.3)	(1.3)	(2.1)	(1.7)

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Gross margin	40.0	40.6	39.0	39.7
Selling, general and administrative expenses	35.8	35.0	34.6	33.4

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

[2]
Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or being subject to a natural disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.

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

Sales for the three months ended May 31, 2019 and 2018
Retail Pharmacy International division’s sales for the three months ended May 31, 2019 decreased 7.3% to $2.8 billion. Sales in comparable stores decreased 6.8% from the year-ago quarter. The negative impact of currency translation on each of sales and comparable sales was 5.7 percentage points. Comparable store sales in constant currency decreased 1.0% from the year-ago quarter.

Pharmacy sales decreased 5.9% in the three months ended May 31, 2019 and represented 37.7% of the division’s sales. Comparable pharmacy sales decreased 4.9% from the year-ago quarter. The negative impact of currency translation on pharmacy sales and comparable pharmacy sales was 5.9 percentage points and 5.9 percentage points, respectively. Comparable pharmacy sales in constant currency increased 1.0% from the year-ago quarter.

Retail sales decreased 8.1% for the three months ended May 31, 2019 and were 62.3% of the division’s sales. Comparable retail sales decreased 7.9% from the year-ago quarter. The negative impact of currency translation on retail sales and comparable retail sales was 5.6 percentage points and 5.6 percentage points, respectively. Comparable retail sales in constant currency decreased 2.3% from the year-ago quarter reflecting lower Boots UK retail sales in a challenging market place.

Operating income for the three months ended May 31, 2019 and 2018
Retail Pharmacy International division’s operating income for the three months ended May 31, 2019 decreased 28.6% to $119 million of which 3.6 percentage points ($6 million) was as a result of the negative impact of currency translation. The remaining decrease was primarily due to lower sales and charges related to the Transformational Cost Management Program in the current quarter.

Gross profit decreased 8.5% from the year-ago quarter of which 5.5 percentage points ($67 million) was as a result of the negative impact of currency translation. Excluding the impact of currency translation, the decrease was primarily due to charges related to Transformational Cost Management Program and lower sales.

Selling, general and administrative expenses decreased 5.3% from the year-ago quarter. Expenses were positively impacted by 5.8 percentage points ($61 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 35.8% in the current quarter, compared to 35.0% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2019 and 2018
Retail Pharmacy International division’s adjusted operating income for the three months ended May 31, 2019 decreased 14.9% to $165 million, of which 4.4 percentage points ($8 million) was as a result of the negative impact of currency translation. Excluding the impact of currency translation the decrease was due to lower sales, partially offset by lower selling, general and administrative expenses. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the nine months ended May 31, 2019 and 2018
Retail Pharmacy International division’s sales for the nine months ended May 31, 2019 decreased 6.8% to $8.8 billion. Sales in comparable stores decreased 6.4% from the year-ago period. Of the decreases in sales and comparable store sales, 4.7 percentage points and 4.8 percentage points, respectively, were as a result of the negative impact of currency translation. Comparable store sales in constant currency decreased 1.6% from the year-ago period.

Pharmacy sales decreased by 6.5% in the nine months ended May 31, 2019 and represented 35.3% of the division’s sales. Comparable pharmacy sales decreased 5.7% from the year-ago period. Of the decreases in pharmacy sales and comparable pharmacy sales, 7.4 percentage points and 4.9 percentage points, respectively, were as a result of the negative impact of currency translation. Comparable pharmacy sales in constant currency decreased 0.8% from the year-ago period.

Retail sales decreased 6.9% for the nine months ended May 31, 2019 and were 64.7% of the division’s sales. Comparable retail sales decreased 6.7% from the year-ago period. Retail sales and comparable retail sales were negatively impacted by 3.2 percentage points and 4.6 percentage points, respectively, as a result of currency translation. Comparable retail sales in constant currency decreased 2.1% from the year-ago period reflecting lower Boots UK retail sales in a challenging market place.

Operating income for the nine months ended May 31, 2019 and 2018
Retail Pharmacy International division’s operating income for the nine months ended May 31, 2019 decreased 34.5% to $389 million, of which 2.4 percentage points ($14 million) was as a result of the negative impact of currency translation. The remaining decrease was due to lower sales, higher selling, general and administrative expenses as a percentage of sales and Transformational Cost Management Program charges.

Gross profit decreased 8.4% from the year-ago period, of which 4.5 percentage points ($167 million) was as a result of the negative impact of currency translation. Excluding the impact of currency translation the decrease was primarily due lower sales.

Selling, general and administrative expenses decreased 3.5% from the year-ago period. Expenses were positively impacted by 4.9 percentage points ($153 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 34.6% in the current period, compared to 33.4% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2019 and 2018
Retail Pharmacy International division’s adjusted operating income for the nine months ended May 31, 2019 decreased 18.0% to $553 million, of which 3.5 percentage points ($24 million) was as a result of the negative impact of currency translation. Excluding the impact of currency translation the decrease was primarily due to lower sales and gross margin, and higher selling, general and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions)
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Sales	$5,865	$5,965	$17,311	$17,438
Gross profit	527	536	1,549	1,590
Selling, general and administrative expenses	424	411	1,313	1,217
Equity earnings (loss) in AmerisourceBergen	(16)	52	105	142
Operating income	87	177	342	515
Adjusted operating income (Non-GAAP measure)[1]	265	258	710	714

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Sales	(1.7)	12.6	(0.7)	10.8
Gross profit	(1.9)	9.2	(2.6)	7.6
Selling, general and administrative expenses	2.9	9.6	7.9	10.9
Operating income	(51.1)	(11.5)	(33.6)	(1.7)
Adjusted operating income (Non-GAAP measure)[1]	2.6	2.0	(0.5)	1.7
Comparable sales[2]	(1.7)	12.6	(0.7)	10.8
Comparable sales in constant currency[2,3]	8.3	4.0	8.0	4.0

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Gross margin	9.0	9.0	9.0	9.1
Selling, general and administrative expenses	7.2	6.9	7.6	7.0

[1]	See “--Non-GAAP Measures” below for reconciliations to the most directly comparable GAAP measure and related disclosures.

[2]	Comparable sales are defined as sales excluding acquisitions and dispositions.

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

Sales for the three months ended May 31, 2019 and 2018
Pharmaceutical Wholesale division’s sales for the three months ended May 31, 2019 decreased 1.7% to $5.9 billion. Comparable sales, which exclude acquisitions and disposals, decreased 1.7%.

Sales and comparable sales were negatively impacted by 10.0 percentage points as a result of currency translation. Comparable sales in constant currency increased 8.3%, mainly reflecting growth in emerging markets and the UK.

Operating income for the three months ended May 31, 2019 and 2018
Pharmaceutical Wholesale division’s operating income for the three months ended May 31, 2019, which included a $16 million loss from the Company’s share of equity earnings in AmerisourceBergen, decreased 51.1% to $87 million, compared to the year-ago quarter, primarily as a result of the impairment of AmerisourceBergen's PharMEDium long lived assets in the quarter. Operating income was negatively impacted by 5.4 percentage points ($10 million) as a result of currency translation.

Gross profit decreased 1.9% from the year-ago quarter. Gross profit was negatively impacted by 9.3 percentage points ($50 million) as a result of currency translation. Excluding the impact of currency translation, the increase in gross profit was primarily due to sales growth, partially offset by lower gross margin.

Selling, general and administrative expenses increased 2.9% from the year-ago quarter, primarily due to Transformational Cost Management Program expenses in the current quarter. Selling, general and administrative expenses were positively impacted by 9.8 percentage points ($40 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 7.2% in the current quarter, compared to 6.9% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2019 and 2018
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended May 31, 2019, which included $121 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 2.6% to $265 million. Adjusted operating income was negatively impacted by 6.8 percentage points ($18 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income increased 10.4% over the year-ago quarter, primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

Sales for the nine months ended May 31, 2019 and 2018
Pharmaceutical Wholesale division’s sales for the nine months ended May 31, 2019 decreased 0.7% to $17.3 billion. Comparable sales decreased 0.7%.

Sales and comparable sales were each negatively impacted by 8.7 percentage points as a result of currency translation. Comparable sales in constant currency increased 8.0%, mainly reflecting growth in emerging markets and the UK.

Operating income for the nine months ended May 31, 2019 and 2018
Pharmaceutical Wholesale division’s operating income for the nine months ended May 31, 2019, which included $105 million from the Company’s share of equity earnings in AmerisourceBergen, decreased 33.6% to $342 million. The decrease was primarily due to Transformational Cost Management Program expenses in the current period. Operating income was negatively impacted by 6.4 percentage points ($33 million) as a result of currency translation.

Gross profit decreased 2.6% from the year-ago period. The negative impact of currency translation was 7.9 percentage points ($126 million). Excluding the impact of currency translation, the increase in gross profit was primarily due to sales growth, partially offset by lower gross margin.

Selling, general and administrative expenses increased 7.9% from the year-ago period, which included 7.7 percentage points ($93 million) as a result of the positive impact of currency translation. Excluding the impact of currency translation, the increase was primarily related to the Transformational Cost Management Program expenses in the current period. As a percentage of sales, selling, general and administrative expenses were 7.6% in the current period, compared to 7.0% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2019 and 2018
Pharmaceutical Wholesale division’s adjusted operating income for the nine months ended May 31, 2019, which included $296 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, decreased 0.5% to $710 million. Adjusted operating income was negatively impacted by 6.2 percentage points ($44 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income increased 5.0% over the year-ago period, primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable GAAP measure.

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

	(in millions)
	Three months ended May 31, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$995	$119	$87	$1	$1,203
Acquisition-related amortization	82	25	20	—	127
Transformational cost management	43	21	22	—	86
Acquisition-related costs	80	—	—	—	80
Adjustments to equity earnings in AmerisourceBergen	—	—	137	—	137
Store optimization	49	—	—	—	49
LIFO provision	29	—	—	—	29
Certain legal and regulatory accruals and settlements	7	—	—	—	7
Adjusted operating income (Non-GAAP measure)	$1,286	$165	$265	$1	$1,717

	(in millions)
	Three months ended May 31, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)[1]	$1,253	$167	$177	$—	$1,597
Acquisition-related amortization	84	26	21	—	131
Acquisition-related costs	57	—	—	—	57
Adjustments to equity earnings in AmerisourceBergen	—	—	60	—	60
Store optimization	24	—	—	—	24
LIFO provision	69	—	—	—	69
Certain legal and regulatory accruals and settlements[2]	5	—	—	—	5
Adjusted operating income (Non-GAAP measure)[1]	$1,492	$193	$258	$—	$1,943

	(in millions)
	Nine months ended May 31, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$3,388	$389	$342	$1	$4,120
Acquisition-related amortization	237	76	59	—	373
Transformational cost management	59	88	119	—	265
Acquisition-related costs	228	—	—	—	228
Adjustments to equity earnings in AmerisourceBergen	—	—	191	—	191
Store optimization	99	—	—	—	99
LIFO provision	77	—	—	—	77
Certain legal and regulatory accruals and settlements	31	—	—	—	31
Adjusted operating income (Non-GAAP measure)	$4,119	$553	$710	$1	$5,384

	(in millions)
	Nine months ended May 31, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)[1]	$3,783	$594	$515	$1	$4,893
Acquisition-related amortization	186	80	63	—	329
Acquisition-related costs	173	—	—	—	173
Adjustments to equity earnings in AmerisourceBergen	—	—	136	—	136
Store optimization	24	—	—	—	24
LIFO provision	166	—	—	—	166
Certain legal and regulatory accruals and settlements[2]	120	—	—	—	120
Asset recovery	(15)	—	—	—	(15)
Hurricane-related costs	83	—	—	—	83
Adjusted operating income (Non-GAAP measure)[1]	$4,520	$674	$714	$1	$5,909

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

	(in millions, except per share amounts)
	Three months ended May 31,		Nine months ended May 31,
	2019	2018	2019	2018
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$1,025	$1,342	$3,305	$3,512

Adjustments to operating income:
Acquisition-related amortization	127	131	373	329
Transformational cost management	86	—	265	—
Acquisition-related costs	80	57	228	173
Adjustments to equity earnings in AmerisourceBergen	137	60	191	136
Store optimization	49	24	99	24
LIFO provision	29	69	77	166
Certain legal and regulatory accruals and settlements[1]	7	5	31	120
Asset recovery	—	—	—	(15)
Hurricane-related costs	—	—	—	83
Total adjustments to operating income	515	346	1,264	1,016

Adjustments to other income (expense):
Net investment hedging (gain) loss	8	(3)	10	(36)
Impairment of equity method investment	—	8	—	178
Termination of option granted to Rite Aid	(173)	—	(173)	—
Total adjustments to other income (expense)	(165)	5	(163)	142

Adjustments to interest expense, net:
Prefunded acquisition financing costs	—	—	—	29
Total adjustments to interest expense, net	—	—	—	29

Adjustments to income tax provision:
Equity method non-cash tax	(10)	8	9	19
U.S. tax law changes[2]	—	(140)	(3)	44
Tax impact of adjustments[3]	(50)	(39)	(189)	(224)
Total adjustments to income tax provision	(60)	(171)	(183)	(161)

Adjustments to post tax equity earnings from other equity method investments:
Adjustments to equity earnings in other equity method investments[4]	23	—	23	—
Total adjustments to post tax equity earnings from other equity method investments	23	—	23	—

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,338	$1,522	$4,246	$4,538

Diluted net earnings per common share (GAAP)	$1.13	$1.35	$3.55	$3.51
Adjustments to operating income	0.56	0.35	1.36	1.02
Adjustments to other income (expense)	(0.18)	0.01	(0.17)	0.14
Adjustments to interest expense, net	—	—	—	0.03

Adjustments to income tax provision	(0.07)	(0.18)	(0.20)	(0.16)
Adjustments to equity earnings in other equity method investments	$0.02	—	$0.02	—
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.47	$1.53	$4.56	$4.54

Weighted average common shares outstanding, diluted	911.2	995.3	931.1	1,000.6

[1]
As previously disclosed, beginning in the quarter ended August 31, 2018, management reviewed and refined its practice to include all charges related to the matters included in certain legal and regulatory accruals and settlements. In order to present non-GAAP measures on a consistent basis for fiscal year 2018, the company included adjustments in the quarter ended August 31, 2018 of $14 million, $50 million and $5 million which were previously accrued in the company’s financial statements for the quarters ended November 30, 2017, February 28, 2018, and May 31, 2018, respectively. These additional adjustments impact the comparability of such results to the results reported in prior and future quarters.

[2]	Discrete tax-only items.

[3]	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments and the adjusted tax rate true-up.

[4]
Beginning in the quarter ended May 31, 2019, management reviewed and refined its practice to reflect the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP measures in order to provide investors with a comparable view of performance across periods. These adjustments include acquisition-related amortization and acquisition-related costs and were immaterial for the prior periods presented. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $839 million (including $274 million in non-U.S. jurisdictions) as of May 31, 2019, compared to $1.8 billion (including $730 million in non-U.S. jurisdictions) at May 31, 2018. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

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

Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and share repurchases. Net cash provided by operating activities for the nine months ended May 31, 2019 was $3.2 billion, compared to $5.4 billion for the year-ago period. The $2.2 billion decrease in cash provided by operating activities reflects higher cash outflows from accrued expenses and other liabilities, inventories and income taxes paid. Changes in income taxes paid are mainly due to the payment of transition tax resulting from the U.S. tax law changes. Changes in accrued expenses and other liabilities are mainly driven by cash payments for certain legal and regulatory settlements and timing of accruals. Changes in accounts receivable, net and inventories are mainly driven by timing.

Net cash used for investing activities was $1.6 billion for the nine months ended May 31, 2019, compared to $5.1 billion for the year-ago period. Business, investment and asset acquisitions for the nine months ended May 31, 2019 were $0.5 billion compared to $4.2 billion for the year-ago period.

For the nine months ended May 31, 2019, additions to property, plant and equipment were $1.2 billion compared to $1.0 billion in the year-ago period. Capital expenditures by reporting segment were as follows (in millions):

	Nine months ended May 31,
	2019	2018
Retail Pharmacy USA	$968	$726
Retail Pharmacy International	202	182
Pharmaceutical Wholesale	76	75
Total	$1,246	$983

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Net cash used for financing activities for the nine months ended May 31, 2019 was $1.6 billion, compared to $1.8 billion in the year-ago period. The Company repurchased shares as part of the stock repurchase programs described below and to support the needs of the employee stock plans totaling $3.7 billion in the nine months ended May 31, 2019, compared to $2.5 billion in the year-ago period. Proceeds related to employee stock plans were $0.2 billion during the nine months ended May 31, 2019, compared to $118 million for the nine months ended May 31, 2018. Cash dividends paid were $1.2 billion during the nine months ended May 31, 2019, compared to $1.3 billion for the same period a year ago.

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

Stock repurchase programs
In June 2017, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018, which authorization was increased by an additional $1.0 billion in October 2017 (as expanded, the “June 2017 stock repurchase program”). In October 2017, the Company completed the June 2017 stock repurchase program, purchasing 77.4 million shares. In June 2018, Walgreens Boots Alliance authorized a new stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock of which the Company had repurchased $6.1 billion as of May 31, 2019. The June 2018 stock repurchase program has no specified expiration date.

The Company determines the timing and amount of repurchases, including repurchases to offset anticipated dilution from equity incentive plans, based on our assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. The Company has repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable us to repurchase shares at times when we otherwise might be precluded from doing so under the federal securities laws.

Commercial paper
The Company periodically borrows under its commercial paper program and may continue to borrow under it in future periods. The Company had $2.8 billion commercial paper outstanding as of May 31, 2019 and $0.4 billion as of August 31, 2018. The Company had average daily commercial paper outstanding of $2.6 billion and $1.4 billion at a weighted average interest rate of 3.08% and 2.00% for the nine months ended May 31, 2019 and 2018, respectively.

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

On August 29, 2018, Walgreens Boots Alliance entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to the extension thereof pursuant to the August 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. Borrowings under the August 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of May 31, 2019, there were no borrowings under the August 2018 Revolving Credit Agreement.

On November 30, 2018, Walgreens Boots Alliance entered into a credit agreement (as amended the “November 2018 Credit Agreement”) with the lenders from time to time party thereto and, on March 25, 2019, the Company entered into an amendment to such credit agreement reflecting certain changes to the borrowing notice provisions thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. Borrowings under the November 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of May 31, 2019, there were $0.8 billion of borrowings under the November 2018 Credit Agreement.

On December 5, 2018, Walgreens Boots Alliance entered into a $1.0 billion term loan credit agreement (the “December 2018 Term Loan Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Term Loan Credit Agreement is a senior unsecured term loan facility with a facility termination date of the earlier of (a) January 29, 2021 and (b) the date of acceleration of all term loans pursuant to the December 2018 Term Loan Credit Agreement. Borrowings under the December 2018 Term Loan Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.75% in the case of Eurocurrency rate loans. As of May 31, 2019, there were $1 billion of borrowings outstanding under the December 2018 Term Loan Credit Agreement.

On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. Borrowings under the December 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate (including, at the Walgreens Boots Alliance’s election, a LIBOR daily floating rate), plus an applicable margin of 0.75% in the case of Eurocurrency rate loans. As of May 31, 2019, there were no borrowings outstanding under the December 2018 Revolving Credit Agreement.

On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364-Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement and (b) the

date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. Borrowings under the January 2019 364-Day Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of May 31, 2019, there were $0.2 billion of borrowings outstanding under the January 364-Day Revolving Credit Agreement.

From time to time, the Company may also enter into other credit facilities or financing arrangements.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants. As of May 31, 2019, the Company was in compliance with all such applicable covenants.

Credit ratings
As of June 26, 2019, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term debt rating	Commercial paper rating	Outlook
Fitch	BBB	F2	Negative
Moody’s	Baa2	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

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

AmerisourceBergen relationship
As of May 31, 2019, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 27% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. As of May 31, 2019, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See note 5, equity method investments, to the Consolidated Condensed Financial Statements included herein for further information.

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

As of May 31, 2019, the Company had $50 million of guarantees to various suppliers outstanding. The Company remains secondarily liable on 15 leases. The maximum potential undiscounted future payments related to these leases was $21 million as of May 31, 2019.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes, outside of the ordinary course of business, in the Company's outstanding contractual obligations disclosed in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2018.

CRITICAL ACCOUNTING POLICIES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2018. Some of the more significant estimates include business combinations, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. There have been no material changes in those accounting policies for the nine months ended May 31, 2019.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, the inherent risks, challenges and uncertainties associated with forecasting financial results of large, complex organizations in rapidly evolving industries, particularly over longer time periods, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, circumstances that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs and charges associated with restructuring initiatives will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, risks related to pilot programs and new business initiatives and ventures generally, including the risks that anticipated benefits may not be realized, changes in management’s plans and assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets, credit ratings and interest rates, the risks relating to the terms, timing and magnitude of any share repurchase activity, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union and international trade policies, tariffs, particularly tariff negotiations between the United States and China, and relations, the risks associated with cybersecurity or privacy breaches related to customer information, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms and the associated impacts on volume and operating results, risks related to competition including changes in market dynamics, participants, product and service offerings, retail formats and competitive positioning, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the asset acquisition from Rite Aid, the risks associated with the integration of complex businesses, the impact of regulatory restrictions and outcomes of legal and regulatory matters and risks associated with changes in laws, including those related to the December 2017 U.S. tax law changes, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018 and our Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2019 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding the Company's transactions are set forth in note 8, financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On May 31, 2019, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of May 31, 2019, by approximately $29 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended May 31, 2019 were identified that have materially affected, the Company’s internal control over financial reporting. We are implementing a new enterprise resource planning (ERP) system which affects many of our financial processes. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting.

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

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk factors” in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2018 and the Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2019, which could materially affect our business, financial condition or future results.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended May 31, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program[1]
03/01/19 – 03/31/19	—	$—	—	$4,490,085,284
04/01/19 – 04/30/19	7,216,669	54.35	7,216,669	4,097,811,612
05/01/19 – 05/31/19	4,177,380	52.78	4,177,380	3,877,285,685
	11,394,049	$53.77	11,394,049	$3,877,285,685

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
Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q (File No. 1-36759) filed with the SEC on April 2, 2019.

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

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: June 27, 2019	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer

Dated: June 27, 2019	/s/ Heather Dixon
Heather Dixon
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)