Form 10-K
period 2019-08-31
Walgreens Boots Alliance, Inc.
filed 2019-10-28
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☑          No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐          No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☑
As of February 28, 2019, the aggregate market value of Walgreens Boots Alliance, Inc. common stock held by non-affiliates (based upon the closing transaction price on such date) was approximately $54.5 billion.
As of September 30, 2019, there were 892,541,146 shares of Walgreens Boots Alliance, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our Annual Meeting of Stockholders planned to be held on January 30, 2020 are incorporated by reference into Part III of this Form 10-K as indicated herein.

Walgreens Boots Alliance, Inc.
Annual Report on Form 10-K

On December 31, 2014, Walgreens Boots Alliance, Inc. became the successor of Walgreen Co. (“Walgreens”) pursuant to a merger to effect a reorganization of Walgreens into a holding company structure (the “Reorganization”), with Walgreens Boots Alliance, Inc. becoming the parent holding company.

References in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to the predecessor registrant Walgreens and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to “fiscal 2019” refer to our fiscal year ended August 31, 2019.

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

PART I
Item 1.  Business

Overview
Walgreens Boots Alliance, Inc., a Delaware corporation (“Walgreens Boots Alliance”), is a global leader in retail and wholesale pharmacy, touching millions of lives every day through dispensing and distributing medicines, its convenient retail locations, digital platforms and health and beauty products with sales of $136.9 billion in the fiscal year ended August 31, 2019. We have more than 100 years of trusted health care heritage and innovation in community pharmacy and pharmaceutical wholesaling. Our purpose is to help people across the world lead healthier and happier lives.

Walgreens Boots Alliance is the largest retail pharmacy, health and daily living destination across the United States and Europe. Walgreens Boots Alliance and the companies in which it has equity method investments together have a presence in more than 251 countries and employ more than 440,0001 people. The Company is a global leader in retail and wholesale pharmacy and, together with the companies in which it has equity method investments, has over 18,7501 stores in 111 countries as well as one of the largest global pharmaceutical wholesale and distribution networks, with over 4001 distribution centers delivering to more than 240,0002 pharmacies, doctors, health centers and hospitals each year in more than 201 countries. In addition, Walgreens Boots Alliance is one of the world’s largest purchasers of prescription drugs and many other health and wellbeing products. The Company’s size, scale and expertise will help us to expand the supply of, and address the rising cost of, prescription drugs in the United States and worldwide.

Our portfolio of retail and business brands includes Walgreens, Duane Reade, Boots and Alliance Healthcare, as well as increasingly global health and beauty product brands, such as No7, Soap & Glory, Liz Earle, Botanics, Sleek MakeUP and YourGoodSkin. Our global brands portfolio is enhanced by our in-house product research and development capabilities. We seek to further drive innovative ways to address global health and wellness challenges. Our strategic partnerships with some of the world’s leading companies enable us to extend our healthcare solutions and convenience offering to the communities we serve, which we refer to as our “strategic partner strategy.” We believe we are well positioned to expand customer offerings in existing markets and become a health and wellbeing partner of choice in emerging markets.

Walgreens Boots Alliance is proud to be a force for good through its contributions to healthy communities, a healthy planet, an inclusive workplace and a sustainable marketplace. The Company is focused on creating a neighborhood health destination and a more modern pharmacy.

Walgreens Boots Alliance was incorporated in Delaware in 2014 and, as described below, is the successor of Walgreen Co., an Illinois corporation, which was formed in 1909 as a successor to a business founded in 1901. Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015. Our common stock trades on the Nasdaq Stock Market under the symbol “WBA”.

[1]	As of August 31, 2019, using publicly available information for AmerisourceBergen.

[2]	Over 12 - month period ending August 31, 2019, using publicly available information for AmerisourceBergen.

Recent Transactions
In fiscal 2019, as part of our strategic partnership strategy, the Company has announced several strategic partnerships and alliances with other leaders in the technology, health and retail sectors. These strategic partnerships, initiatives and alliances are designed to complement and enhance our customer offerings.

On September 19, 2017, the Company announced that it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid Corporation (“Rite Aid”) for $4.375 billion in cash and other consideration. Consideration included cash of $4,157 million and the fair value of the option granted to Rite Aid to become a member of the Company’s group purchasing organization, Walgreens Boots Alliance Development GmbH. The purchases of these stores occurred in waves during fiscal 2018 and have been accounted for as business combinations. The transition of the first distribution center and related inventory occurred in September 2018 and the transition of the remaining two distribution centers and related inventory remains subject to closing conditions set forth in the amended and restated asset purchase agreement. Previously, on June 28, 2017, Walgreens Boots Alliance and Rite Aid had terminated an amended agreement and plan of merger pursuant to which the Company had agreed to acquire Rite Aid. Pursuant to such termination, the Company paid Rite Aid a termination fee of $325 million. The Company also reimbursed $25 million of transaction costs of Fred’s, Inc. in connection with the termination of an asset purchase agreement among the Company, Rite Aid and Fred’s, Inc. that was subject to the completion of the acquisition of Rite Aid by the Company. The option granted to Rite Aid to become a member of the Company’s group purchasing organization was terminated during fiscal 2019, resulting in recognition of a gain in other income (expense).

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

In addition, the Company has completed additional acquisitions, divestitures and strategic initiatives in recent years designed to grow its businesses and enhance its competitive position. Please refer to management’s discussion and analysis of financial condition and results of operations in part II, item 7, below and note 2, acquisitions, note 3, exit and disposal activities, and note 5, equity method investments, to the Consolidated Financial Statements included in part II, item 8, below for additional information.

Relationship with AmerisourceBergen
In March 2013, Walgreens, Alliance Boots GmbH (“Alliance Boots”) and AmerisourceBergen Corporation (“AmerisourceBergen”) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen in the United States and an agreement which provides AmerisourceBergen the ability to access generic pharmaceutical products through the Company’s global sourcing enterprise, Walgreens Boots Alliance Development GmbH. In May 2016, certain of these agreements were extended for three years and are now expected to expire in 2026.

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

As of August 31, 2019, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 27% of the outstanding AmerisourceBergen common stock and has designated one member of AmerisourceBergen’s board of directors. As of August 31, 2019, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment classified within the operating income of the Company’s Pharmaceutical Wholesale segment.

For more information, see management’s discussion and analysis in part II, item 7 and note 5, equity method investments and note 18, related parties to the Consolidated Financial Statements included in part II, item 8, below for additional information.

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

Generic prescription drugs have continued to help lower overall costs for customers and third-party payers. The Company expects the utilization of generic pharmaceuticals to continue to increase. In general, in the United States, generic versions of drugs generate lower sales dollars per prescription, but higher gross profit dollars, as compared with patent-protected brand name drugs. The impact on retail pharmacy gross profit dollars can be significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can vary and the timing of generic conversions can be difficult to predict, which can have a significant impact on retail pharmacy sales and gross profit dollars. In general, in the United States, specialty prescription business is also growing and generates higher sales dollars per prescription, but lower gross margin, as compared to generic prescription drugs.

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

For fiscal 2019, our segment sales were: Retail Pharmacy USA, $104.5 billion; Retail Pharmacy International, $11.5 billion; and Pharmaceutical Wholesale, $23.1 billion. Additional information relating to our segments is included in management’s discussion and analysis of financial condition and results of operations in part II, item 7 below and in note 16, segment reporting and note 17, sales, to our Consolidated Financial Statements included in part II, item 8 below, which information is incorporated herein by reference.

Retail Pharmacy USA
The Retail Pharmacy USA division (excluding equity method investments) has pharmacy-led health and beauty retail offerings in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, each focused on helping people feel happy and healthy. The Company operated 9,277 retail stores in the division as of August 31, 2019. The principal retail pharmacy brands in the division are Walgreens and Duane Reade. The Company is a market leader in the United States and, as of August 31, 2019, approximately 78% of the population of the United States lived within five miles of a Walgreens, Duane Reade or acquired Rite Aid retail pharmacy.

The Company is focused on creating a neighborhood health destination and a more modern pharmacy aligned to a wider range of healthcare services. The Company’s services help improve health outcomes for patients and manage costs for payers, including employers, managed care organizations, health systems, PBM companies and the public sector. The Company utilizes its retail network as a channel to provide health and wellness services to its customers and patients, as illustrated by the Company’s ability to play a significant role in providing flu vaccines and other immunizations. Additionally, through our strategic partnership strategy, our key collaborations aim to develop new health care delivery models and to improve access to advanced healthcare technologies and solutions. We have taken further steps to develop our neighborhood health destinations, working with our strategic partners.

The Company also provides specialty pharmacy and mail services and offers in-store clinics and other healthcare services throughout the United States, most of which are operated by our healthcare strategic partners. The Company has more than 88,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

The division provides customers with convenient, omni-channel access to consumer goods and services, including own branded general merchandise, such as Well at Walgreens, NICE!, No7, and Soap & Glory, as well as pharmacy and health and wellness services in communities across the United States. Integrated with the Company’s e-commerce platform, the Walgreens mobile application allows customers to refill prescriptions through scan technology, receive notifications when a refill is due and engage with retail functionality, such as photo and shopping features. The division is also implementing new approaches to promotions, product selection and other areas to deliver greater value to its customers in its stores, including through an enhanced beauty offering.

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

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Pharmacy	74%	72%	69%
Retail	26%	28%	31%
Total	100%	100%	100%

The Company filled 843.7 million prescriptions (including immunizations) in the division in fiscal 2019. Adjusted to 30-day equivalents, prescriptions filled were 1.2 billion in fiscal 2019. Sales where reimbursement is received from managed care organizations, governmental agencies, PBM companies and private insurance were approximately 97% of the division’s fiscal 2019 Pharmacy sales.

The Company fills prescriptions for many state Medicaid public assistance programs. Sales from all such Medicaid plans were approximately 4% of the division’s fiscal 2019 sales. Sales from Medicare Part D plans were approximately 20% of the division’s fiscal 2019 sales.

The Company’s U.S. loyalty program, Balance® Rewards, is designed to reward its most valuable customers and encourage shopping in stores and online. Balance® Rewards members receive special pricing on select products and earn everyday rewards points for purchasing most merchandise that can be instantly redeemed in store or through walgreens.com. As of August 31, 2019, the number of active Balance® Rewards members totaled approximately 90 million. For this purpose, an active member is defined here as someone who has used their card in the last six months.

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

The Company continuously faces reimbursement pressure from PBM companies, health maintenance organizations, managed care organizations and other commercial third-party payers; agreements with these payers are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and the Company’s reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. The Company experienced lower reimbursement rates in fiscal 2019 as compared to the same period in the prior year. The Company expects these pressures to continue.

The Company has also worked to develop and expand its relationships with commercial third-party payers to enable new and/or improved market access via participation in pharmacy provider networks they offer. The prescription volume impact of new agreements and relationships typically is incremental over time.

The Company’s 90-day at retail prescription drug offering is typically at a lower margin than comparable 30-day prescriptions, but provides the Company with the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription. Similarly, the growing specialty prescription business, which generates higher sales dollars per prescription, may result in gross margin pressures within the industry, as compared to generic prescription drugs.

Retail Pharmacy International
The Retail Pharmacy International division (excluding equity method investments) has pharmacy-led health and beauty retail businesses in eight countries, each focused on helping people look and feel their best. The Company operated 4,605 retail stores in the division as of August 31, 2019 (see properties in part I, item 2 below for information regarding geographic coverage) and has grown its omni-channel platform, including its online presence, in recent years. The Company’s principal retail pharmacy brands are Boots in the United Kingdom, Thailand, Norway, the Republic of Ireland and The Netherlands, Benavides in Mexico and Ahumada in Chile. In Europe, the Company is a market leader and its retail stores are conveniently located and its pharmacists are well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities the Company serves.

The Boots omni-channel offering is differentiated from that of competitors due to the product brands the Company owns, such as No7, Boots Pharmaceuticals, Liz Earle, Soap & Glory, Sleek MakeUp, Botanics and ‘only at Boots’ exclusive products, together with its long established reputation for trust and customer care. The Company’s brands portfolio is enhanced by its in-house product research and development capabilities. The Company has recently introduced new beauty brands and beauty halls in key locations. Certain of the product brands of the Company are also sold by third-party retailers.

The Company’s retail store networks are typically complemented by online platforms. In the United Kingdom, through the boots.com website and integrated mobile application, the ‘order and collect’ service allows customers to order from a range of over 33,000 products by 8:00 p.m. and collect from noon the following day from approximately 97% of the United Kingdom’s retail stores as of August 31, 2019.

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of August 31, 2019, the number of active Boots Advantage Card members totaled approximately 15 million. For this purpose, an active member is defined as someone who has used their card in the last six months.

In addition, Boots in the United Kingdom is one of the leaders in the optical market with 606 practices, of which 165 operated on a franchise basis as of August 31, 2019. Approximately 30% of these optical practices are located in Boots stores with the balance being standalone optical practices.

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

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Pharmacy	36%	35%	35%
Retail	64%	65%	65%
Total	100%	100%	100%

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

The division’s performance and relevant exchange rates are also impacted by the current geopolitical environment, including the political uncertainty in the United Kingdom surrounding “Brexit.” For more information relating to this topic, see Risk Factors - Our substantial international business operations subject us to a number of operating, economic, political, regulatory and other international business risks.

Pharmaceutical Wholesale
The Pharmaceutical Wholesale division consists of the Alliance Healthcare pharmaceutical wholesaling and distribution businesses and an equity method investment in AmerisourceBergen. The Pharmaceutical Wholesale division (excluding equity method investments), which mainly operates under the Alliance Healthcare brand, supplies medicines, other healthcare products and related services to more than 115,000 pharmacies, doctors, health centers and hospitals each year from 300 distribution centers in 11 countries, primarily in Europe, as of August 31, 2019.

The distribution of prescription medicines to pharmacists comprises the vast majority of the division’s sales. The wholesale businesses seek to provide high core service levels to pharmacists in terms of frequency of delivery, product availability, delivery accuracy, timeliness and reliability at competitive prices. The Company also offers customers innovative added-value services to help pharmacists develop their own businesses. This includes membership of Alphega Pharmacy, the Company’s pan-European network for independent pharmacies, which, as of August 31, 2019, had over 6,800 members.

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

The division’s performance and relevant exchange rates are also impacted by the current geopolitical environment, including the political uncertainty in the United Kingdom surrounding “Brexit.” For more information relating to this topic, see Risk Factors - Our substantial international business operations subject us to a number of operating, economic, political, regulatory and other international business risks.

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

Seasonal variations in business
The Company’s business is affected by a number of factors including, among others, its sales performance during holiday periods (including particularly the winter holiday season) and during the cough, cold and flu season (the timing and severity of which is difficult to predict), significant weather conditions, the timing of its own or competitor discount programs and pricing actions and the timing of changes in levels of reimbursement from governmental agencies and other third-party payers. See the summary of quarterly results (unaudited) in note 19, supplementary financial information, to the Consolidated Financial Statements included in part II, item 8 below.

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

Customers
The Company sells to numerous retail and wholesale customers. No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. In fiscal 2019, substantially all of our retail pharmacy sales were to customers covered by third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. Two third-party payers, in the Retail Pharmacy USA division, in the aggregate accounted for approximately 22% of the Company’s consolidated sales in fiscal 2019.

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

The Company is also governed by national, state and local laws of general applicability in the countries in which it does business, including laws regulating matters of working conditions, health and safety and equal employment opportunity. In connection with the operation of its businesses, the Company is subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances. Environmental protection requirements did not have a material effect on the results of operations or capital expenditures of the Company in fiscal 2019.

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

Employees
As of August 31, 2019, the Company employed approximately 342,000 persons, approximately 110,000 of whom were part-time employees working less than 30 hours per week. The foregoing does not include employees of equity method investments.

Available information
The Company files with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and registration statements. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including the Company, that file electronically. The Company makes available free of charge on or through its website at http://investor.walgreensbootsalliance.com its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company files or furnishes them to the SEC. The contents of the website are not, however, a part of this Form 10-K or the Company’s other SEC filings.

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

Changes in political, economic and regulatory influences also may significantly affect healthcare financing and prescription drug reimbursement practices. In the United States, for example, there have been multiple attempts through executive action, legislative action and legal challenges to modify or repeal the ACA, along with additional initiatives focused on increasing transparency and reducing costs in the U.S. healthcare system. We cannot predict whether current or future efforts to modify or repeal these laws will be successful, nor can we predict the impact that such a modification or repeal and any subsequent legislation would have on our business and reimbursement levels. There have also been a number of other proposals and enactments by the federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget deficits, and we expect additional proposals in the future. In the event that a third-party payer’s budgetary or financial condition deteriorates, they may not be able to pay timely, or may delay payment of, amounts owed to us. There can be no assurance that recent or future changes in prescription drug reimbursement policies and practices will not materially and adversely affect our results of operations. In many countries where we have operations, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility and reimbursement levels to control costs for the government-sponsored healthcare system. Efforts to control healthcare costs, including prescription drug costs, are continuous and reductions in third-party reimbursement levels could materially and adversely affect our results of operations.

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

A shift in pharmacy mix toward lower margin plans, products, and programs could adversely affect our results of operations.

Our Retail Pharmacy USA division seeks to grow prescription volume while operating in a marketplace with continuous reimbursement pressure. A shift in the mix of pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect our results of operations. For example, our Retail Pharmacy USA division has experienced a shift in pharmacy mix towards 90-day at retail in recent years, and specialty pharmacy represents a significant and growing proportion of prescription drug spending in the United States and a correspondingly larger proportion of our revenues. Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions, and specialty pharmacy sales are generally also lower margin. Our Retail Pharmacy USA division also has experienced a shift in pharmacy mix towards Medicare Part D prescriptions in recent years, and that trend may continue. Preferred Medicare Part D networks have increased in number in recent years; however, we do not participate in all such networks. We have accepted lower reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. We also have worked to develop and expand our relationships with commercial third-party payers to enable new and/or improved market access via participation in the pharmacy provider networks they offer. If we are not able to generate additional prescription volume and other business from patients participating in these programs that is sufficient to offset the impact of lower reimbursement, or if the degree or terms of our participation in such preferred networks declines from current levels in future years, our results of operations could be materially and adversely affected.

We derive a significant portion of our sales in the United States from prescription drug sales reimbursed by a limited number of pharmacy benefit management companies.

We derive a significant portion of our sales in the United States from prescription drug sales reimbursed through prescription drug plans administered by a limited number of PBM companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. Contracts with certain PBM companies that we have historically done substantial business with are due for renewal in fiscal 2020. There can be no assurance that we will continue to participate in any particular PBM company’s pharmacy provider network in any particular future time period or on terms reasonably acceptable to us. If our participation in the pharmacy provider network for a prescription drug plan administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short-term. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results could be materially and adversely affected. If we exit a pharmacy provider network and later resume participation, there can be no assurance that we will achieve any particular level of business on any particular pace, or that all clients of the PBM company will choose to include us again in the pharmacy network for their plans, initially or at all. In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by such plans.

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

New and proposed acquisitions, partnerships and strategic alliances in the healthcare industry also can alter market dynamics and impact our businesses and competitive positioning. For example, in November 2018, CVS Health Corporation, an integrated pharmacy health care company that operates one of the largest retail drugstore chains and PBM companies in the United States, acquired Aetna, Inc., one of the largest diversified health care benefits companies. Changes in the participants in global sourcing enterprises relating to drug procurement, whether as a result of mergers, acquisitions or other transactions, can also have a similar effect on market dynamics and our business. In addition, further consolidation among generic drug manufacturers could lead to generic drug inflation in the future. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and other pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances and increased vertical integration among the industry participants we engage with, and which could, if we are not able to successfully anticipate and respond to evolving industry conditions in a timely and effective manner, materially and adversely impact our business operations, financial condition and results of operations.

Our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions, joint ventures and other strategic partnerships and alliances.

A significant element of our growth strategy is to identify, pursue and successfully complete and integrate acquisitions, joint ventures and other strategic partnerships and alliances that either expand or complement our existing operations. We have grown significantly through acquisitions in recent years and expect to continue to acquire, partner with or invest in businesses that build on or are deemed complementary to our existing businesses or further our strategic objectives. Due in part to consolidation in the industries in which we compete, there is significant competition for attractive targets and opportunities when available. There can be no assurance that attractive acquisition or other strategic relationship opportunities will be available, that we will be successful in identifying, negotiating and consummating favorable transaction opportunities, or that any such transactions we complete will be successful and justify our investment of financial and other resources.

Acquisitions and other strategic transactions involve numerous risks, including difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, distraction of management from overseeing, and disruption of, our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers, and difficulties in achieving the synergies we anticipated. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence and successfully integrate the acquired company, including particularly when acquired businesses operate in new geographic markets or areas of business, could materially and adversely impact our financial condition and results of operations. These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current stockholders’ percentage ownership, or incur asset write-offs and restructuring costs and other related expenses that could have a material adverse impact on our operating results. Acquisitions, joint ventures and strategic investments also involve numerous other risks, including potential exposure to assumed litigation and unknown environmental and other liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was completed. No assurance can be given that our acquisitions, joint ventures and other strategic partnerships and alliances will be successful and will not materially adversely affect our business operations, financial condition or results of operations. If we are unable to successfully identify, complete and integrate acquisitions, joint ventures and strategic investments in a timely and effective manner, our business operations and growth strategies could be negatively affected.

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

We operate in a highly regulated and litigious environment. We are involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax and other governmental authorities, including those contained in note 10, commitments and contingencies, to the Consolidated Financial Statements included in part II, item 8 of this Form 10-K. For example, in January 2019, Walgreen Co., on behalf of itself, its subsidiaries and certain identified affiliates, resolved matters regarding certain dispensing practices by entering into, among other things, a Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services. The Corporate Integrity Agreement has a five-year term and provides that Walgreen Co. shall, among other things, continue the compliance program it created to address compliance with federal health care program requirements, provide annual certifications of compliance and provide training and education for certain covered employees. Failure to meet the Corporate Integrity Agreement obligations could have material adverse consequences for us, including reputational harm and monetary penalties for each instance of non-compliance. In addition, in the event of a breach or deliberate violation of the Corporate Integrity Agreement, we could be excluded from participation in federal healthcare programs, or subjected to other significant penalties, which could seriously harm our results of operations, liquidity and financial results.

Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, we are a defendant in numerous litigation proceedings relating to opioids. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. See note 10, commitments and contingencies, for more information.

The Company’s financial results may also be adversely affected by the litigation and other legal proceedings of companies in which it has an equity method investment. Any unfavorable outcome or settlement related to these proceedings could have a material adverse effect on the Company’s financial results.

Like other companies in the retail pharmacy and pharmaceutical wholesale industries, the Company is subject to extensive regulation by national, state and local government agencies in the United States and other countries in which it operates. There continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding, the Company’s and the rest of the health care and related industry’s business, compliance and reporting practices. As a result, the Company regularly is the subject of government actions of the types described above. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination.

We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. In addition, as a result of governmental investigations or proceedings, the Company may be subject to damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

Our business results depend on our ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives.

Our Board of Directors approved the plans to implement the Transformational Cost Management Program and the Store Optimization Program each as described in management’s discussion and analysis of financial condition and results of operations in part II, item 7 below as part of an initiative to reduce costs and increase operating efficiencies. There can be no assurance that we will realize, in full or in part, the anticipated benefits of these programs. Our financial goals assume a level of productivity improvement, including those reflected in the Transformational Cost Management Program, the Store Optimization Program and other business optimization initiatives. If we are unable to deliver these expected productivity improvements, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change and business transformation plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on our businesses, financial condition and results of operations.

The industries in which we operate are highly competitive and constantly evolving. New entrants to the market, existing competitor actions or other changes in market dynamics could adversely impact us.

The level of competition in the retail pharmacy and pharmaceutical wholesale industries is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact us. Disruptive innovation, or the perception of potentially disruptive innovation, by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and if required make timely and effective changes to our strategies and business model to compete effectively. For example, in September 2018, online retailer Amazon.com, Inc. acquired PillPack, an online pharmacy with licenses throughout the United States. Some industry analysts have speculated that the PillPack acquisition could provide a platform for Amazon to significantly expand into the market for prescription drugs. Our retail pharmacy businesses face intense competition from local, regional, national and global companies, including other drugstore and pharmacy chains, independent drugstores and pharmacies, mail-order pharmacies and various other retailers such as grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers, some of which are aggressively expanding in markets we serve. Businesses in our Pharmaceutical Wholesale division face intense competition from direct competitors, including national and regional cooperative wholesalers, and alternative supply sources such as importers and manufacturers who supply directly to pharmacies. Competition may also come from other sources in the future. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, including pressure on the convenience premium of our retail pricing model, which could require us to reevaluate our pricing structures to remain competitive. For example, if we are not able to anticipate and successfully respond to changes in market conditions in our Pharmaceutical Wholesale division, including changes driven by competitors, suppliers or manufacturers and increased competition from national and regional cooperative wholesalers, it could result in a loss of customers or renewal of contracts or arrangements on less favorable terms.

We also could be adversely affected if we fail to identify or effectively respond to changes in market dynamics. As technology, consumer behavior, omni-channel and differential retail models, and market conditions continue to evolve in the United States, it is important that we maintain the relevance of our brand and product and service offerings to customers and patients. In recent years, we announced that we are testing a number of concepts and initiatives designed to position our stores in the United States as convenient neighborhood health destinations for healthcare and retail products and services. The concepts being tested include new approaches to pricing and promotions, product selection, in-store and digital experience, and strategic partnerships that bring new products and services to our customers. We plan to use these pilots to listen to customers, learn and adjust based on feedback, with decisions on the nature and extent of further roll-outs made over time as we gain experience. If our customers are not receptive to these changes, if we are unable to expand successful programs in a timely manner, or we otherwise do not effectively respond to changes in market dynamics, our businesses and financial performance could be materially and adversely affected.

Additionally, specialty pharmacy represents a significant and growing proportion of prescription drug spending in the United States, a significant portion of which is dispensed outside of traditional retail pharmacies. Because our specialty pharmacy business focuses on complex and high-cost medications, many of which are made available by manufacturers to a limited number of pharmacies (so-called limited distribution drugs), that serve a relatively limited universe of patients, the future growth of this business depends to a significant extent upon expanding our ability to access key drugs and successfully penetrate key treatment categories. Accordingly, it is important that we and our affiliates compete effectively in this evolving market, or our business operations, financial condition and results of operations could be materially and adversely affected. To better serve this evolving market, in March 2017, we and Prime Therapeutics LLC, a PBM, closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, using an innovative model that seeks to align pharmacy, PBM and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. If this joint venture is not able to compete effectively in this evolving market and successfully adapt to changing market conditions, our business operations, financial condition and results of operations could be materially and adversely affected.

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

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, the UK Bribery Act and other anti-corruption laws;

•	potential difficulties in managing foreign operations, mitigating credit risks in foreign markets, enforcing agreements and collecting receivables through foreign legal systems;

•
price controls imposed by foreign countries, tariffs, duties or other restrictions on foreign currencies or trade sanctions and other trade barriers imposed by foreign countries that restrict or prohibit business transactions in certain markets, or fluctuations in currency rates;

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

Many of these factors are subject to change based on changes in political, economic and regulatory influences. For example:

•
Our Retail Pharmacy International and Pharmaceutical Wholesale divisions have substantial operations in the United Kingdom and other member countries of the European Union. In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which proposed exit (and the political, economic and other uncertainties it has raised), commonly referred to as “Brexit,” has exacerbated and may further exacerbate many of the risks and uncertainties described above. An original exit date was set for March 29, 2019, but following the UK parliament’s rejection of a negotiated outcome, the leaders of the member countries of the European Union have agreed to multiple extensions of the deadline for Brexit. Given the complexity and uncertainty surrounding the potential withdrawal and negotiations, including with respect to terms of trade and customs, there can be no assurance regarding the terms, timing or consummation of any such arrangements, and whether there will be an orderly withdrawal from the European Union or a so-called “hard Brexit” with no continuing UK participation in the EU’s Single Market or the EU Customs Union. The proposed withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Further, uncertainty around and developments regarding these and related issues has contributed to deteriorating market conditions and could further adversely impact consumer and investor confidence and the economy of the United Kingdom and the economies of other countries in which we operate and cause significant volatility in currency exchange rates. In the event of a “hard Brexit,” the related risks and uncertainties could be further exacerbated; and

•
Many of the products we sell are manufactured in whole or in part outside of the United States. In some cases, these products are imported by others and sold to us. In the United States, the Presidential Administration has discussed, and in some cases implemented, changes with respect to certain tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries. For example, concerns regarding trade relations between the United States and China have escalated during fiscal 2019 and discussions have continued through the date of this report, as both countries imposed significant tariffs on the importation of certain product categories. As a significant portion of our retail products are sourced from China, the imposition on the United States of these and any additional new tariffs on certain goods imported from China have adversely affected costs and could impact the profitability of retail product sales in our Retail Pharmacy USA division. While it is not possible to predict whether or when any additional changes will occur or what form they may take, significant changes in tax or trade policies, tariffs or trade relations between the United States and other countries could result in significant increases in our costs, restrict our access to certain suppliers and adversely impact economic activity. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in United States’ trade policy and regulations.

There can be no assurance that any or all of these developments will not have a material adverse effect on our business operations, results of operations and financial condition.

We are exposed to risks associated with foreign currency exchange rate fluctuations.

We operate in 25 countries across the globe, and our significant operations outside of the United States expose us to currency exchange rate fluctuations and related risks, including transaction currency exposures relating to the import and export of goods in currencies other than businesses’ functional currencies as well as currency translation exposures relating to profits and net assets denominated in currencies other than the U.S. dollar. We present our financial statements in U.S. dollars and have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily the British pound sterling and the Euro, as well as a range of other foreign currencies. Our results of operations and capital ratios can therefore be sensitive to movements in foreign exchange rates. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future results of operations. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a significant adverse impact on our results of operations.

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

We may experience a significant disruption in our information technology and computer systems.

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

In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Upgrades involve replacing existing systems with successor systems, outsourcing critical information technology to third parties, making changes to existing systems, including the migration of applications to the cloud, or cost-effectively acquiring new systems with new functionality. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, changes in security processes, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. We rely on strategic partners and other service providers to help us with certain significant information technology projects and services. Information technology projects or services frequently are long-term in nature and may take longer to complete and cost more than we expect and may not deliver the benefits we project once they are complete. There can be no assurance that we and our strategic partners and service providers will be able to deliver the required functionality of our information technology projects or services within the required timeframe and budget. Furthermore, pursuing multiple initiatives simultaneously could make implementation significantly more challenging. We are aware of inherent risks associated with replacing these systems and outsourcing critical information technology functions and there can be no assurance that we will not experience significant issues with our existing systems prior to implementation, that our technology initiatives will be successfully deployed as planned or that they will be timely implemented without significant disruption to our operations. We also could be adversely affected by any significant disruption in the systems of third parties we interact with, including key payers and vendors. Any system implementation and transition difficulty may result in operational challenges, reputational harm, and increased costs that could materially and adversely affect our business operations and results of operations.

If we or the businesses we interact with do not maintain the privacy and security of sensitive customer and business information, it could damage our reputation and we could suffer a loss of revenue, incur substantial additional costs and become subject to litigation and regulatory scrutiny.

The protection of customer, employee, and company data is critical to our businesses. Cybersecurity and other information technology security risks, such as a significant breach of customer, employee, or company data, could create significant workflow disruption, attract a substantial amount of media attention, damage our customer relationships, reputation and brand, and result in lost sales, fines or lawsuits. Throughout our operations, we receive, retain and transmit certain personal information that our customers and others provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. Like other global companies, we and businesses we interact with have experienced threats to data and systems, including by perpetrators of random or targeted malicious cyber-attacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information, and cause system failures and disruptions. Any compromise of our data security systems or of those of businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our business operations, financial condition and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that we expend substantial additional resources related to the security of information systems and disrupt our businesses.

We depend on and interact with the information technology networks and systems of third-parties for many aspects of our business operations, including payers, strategic partners and cloud service providers. These third parties may have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. Like us, these third-parties are subject to risks imposed by data breaches and cyber-attacks and other events or actions that could damage, disrupt or close down their networks or systems. Any expansion of information technology outsourcing, including through arrangements with our strategic partners, may increase vulnerabilities and weaknesses relating to cybersecurity and data management. Security processes, protocols and standards that we have implemented and contractual provisions requiring security measures that we may have sought to impose on such third-parties may not be sufficient or effective at preventing such events, which could result in unauthorized access to, or disruptions or denials of access to, or misuse of, information or systems that are important to our business, including proprietary information, sensitive or confidential data, and other information about our operations, customers, employees and suppliers, including personal information.

The regulatory environment surrounding data security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses and geographic areas. We are required to comply with increasingly complex and changing data security and privacy regulations in the United States and in other jurisdictions in which we operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. In the United States, for example, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by covered entities in the health care industry, including health care providers such as pharmacies. In addition, the California Consumer Privacy Act, which goes into effect on January 1, 2020, imposes stringent requirements on the use and treatment of “personal information” of California residents, which term is broadly defined to include, among other things, information that identifies, relates to, describes, is capable of being associated with, or could reasonably be linked to a consumer or household. Other U.S. states have enacted, or are proposing similar laws related to the protection of personal data. In addition, the U.S. federal government is considering federal privacy legislation. Outside the United States, many of our business units operate in countries with stringent data protection regulations, and these laws continue to change. For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, greatly increased the jurisdictional reach of European Union data protection laws and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and provides for greater penalties for noncompliance. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. Complying with changing regulatory requirements requires us to incur substantial costs and may require changes to our business practices in certain jurisdictions, any of which could materially and adversely affect our business operations and operating results. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged and we could be subject to additional litigation and regulatory risks, particularly to the extent the breach relates to sensitive data. Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and credibility, and potentially have a material adverse effect on our business operations, financial condition and results of operations.

A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on our reputation and profitability.

We operate in complex, highly regulated environments around the world and could be materially and adversely affected by changes to applicable legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. Businesses in our Pharmaceutical Wholesale division are subject to a range of regulations relating to such things as product margins, product traceability and the conditions under which products must be stored. Our retail pharmacy and health and wellness services businesses are subject to numerous country, state and local regulations including licensing, billing practices, utilization and other requirements for pharmacies and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: country and state registration and regulation of pharmacies and drug discount card programs; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including HIPAA; the ACA or any successor thereto; laws and regulations relating to the protection of the environment and health and safety matters, each of which continues to evolve, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (“FDA”) and Drug Enforcement Administration (“DEA”), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell as well as our loyalty and drug discount card programs; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and foreign, national and state laws governing health care fraud and abuse and the practice of the profession of pharmacy. For example, in the United States, the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We are also governed by foreign, national and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity and other labor and employment matters as well as employee benefit, competition and antitrust matters. In addition, we could have significant exposure if we are found to have infringed another party’s intellectual property rights.

Changes in laws, regulations and policies and the related interpretations and enforcement practices may alter the landscape in which we do business and may significantly affect our cost of doing business. The impact of new laws, regulations and policies and the related interpretations and enforcement practices generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures. Untimely compliance or noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our businesses, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the United States and the National Health Service in the United Kingdom; loss of licenses; and significant fines or monetary penalties. Any failure to comply with applicable regulatory requirements in the United States or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation and brand, and have a material adverse effect on our business operations, financial condition and results of operations.

We could be adversely affected by violations of anti-bribery, anti-corruption and/or international trade laws.

We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. export control, anti-money laundering and economic and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the UK Bribery Act, any violation of which could create substantial liability for us and also harm our reputation. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. If we are found to have violated the FCPA, U.S. export control, economic and trade sanctions, or anti-money laundering laws or any other anti-bribery, anti-corruption or international trade laws or to have otherwise conducted business activities inappropriately or unethically, including through acts of bribery, corruption, conflicts of interest, fraud, manipulation of records or dealings with inappropriate business counterparties or partners, we may face penalties, sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with governmental agencies or receive export licenses. In addition, new initiatives may be proposed from time to time that impact the trading conditions in certain countries or regions, and may include retaliatory duties or trade sanctions which, if enacted, could adversely impact our trading relationships with vendors or other parties in such locations and have a material adverse effect on our operations. From time to time, we may face audits or investigations by one or more domestic or foreign governmental agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could damage our reputation and subject us to fines or other penalties, which could materially and adversely affect our business operations, financial condition, and results of operations.

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

In March 2013, Walgreens, Alliance Boots and AmerisourceBergen announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which we source branded and generic pharmaceutical products from AmerisourceBergen in the United States and an agreement which provides AmerisourceBergen the ability to access generic pharmaceutical products through our global sourcing enterprise. In May 2016, certain of these agreements were extended for three years to now expire in 2026. In addition, in March 2013, Walgreens, Alliance Boots and AmerisourceBergen entered into agreements and arrangements pursuant to which we have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen’s board of directors in certain circumstances. As of the date of this report, AmerisourceBergen distributes for our Retail Pharmacy USA division substantially all branded and generic pharmaceutical products. Consequently, our business in the United States may be adversely affected by any operational, financial or regulatory difficulties that AmerisourceBergen experiences. For example, if AmerisourceBergen’s operations are seriously disrupted for any reason, whether due to a natural disaster, labor disruption, regulatory action, computer or operational systems or otherwise, it could adversely affect our business in the United States and our results of operations.

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

As of August 31, 2019, we beneficially owned approximately 27% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. In addition, we have the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated as of March 18, 2013 by and among the Company, Alliance Boots and AmerisourceBergen (the “Framework Agreement”) to acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. There can be no assurance that we will complete any specific level of such potential equity investments in AmerisourceBergen, or that our existing investment, or any future investment if completed, will ultimately be profitable.

The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment classified within the operating income of the Company’s Pharmaceutical Wholesale segment. The financial performance of AmerisourceBergen, including any charges which may arise relating to its ongoing opioid litigation, will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. These considerations may materially and adversely affect the Company’s financial condition and results of operations.

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

We may not realize the anticipated benefits of the acquisition of assets from Rite Aid, which could adversely impact our results of operations.

We entered into an agreement to acquire certain Rite Aid stores and distribution centers with the expectation that the transaction will result in various benefits, including, among other things, cost savings and operating efficiencies. The achievement of the anticipated benefits of the transaction is subject to a number of uncertainties, including completion of the pending acquisition of distribution centers and related inventory expected to be completed during fiscal 2020, whether the acquired assets can be integrated into our business in an efficient and effective manner, the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses or delays, and competitive factors in the marketplace. We can provide no assurance that the anticipated benefits of the transaction, including cost savings and synergies, will be fully realized in the time frame anticipated or at all; the costs or difficulties related to the integration of the acquired assets into our business and operations will not be greater than expected; unanticipated costs, charges and expenses will not result from the transaction; litigation relating to the transaction will not be filed; and the transaction will not cause disruption to the parties’ business and operations and relationships with employees and suppliers, payers, customers and other third parties. If one or more of these risks are realized, it could have a material adverse impact on our operating results.

From time to time, we make investments in companies over which we do not have sole control. Some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in companies that we may not control or over which we may not have sole control. For example, while we have a significant equity investment in AmerisourceBergen and have a designee serving on the board of directors of AmerisourceBergen as of the date of this report, we do not have the ability to control day-to-day operations of that company. Some of the businesses in which we have made noncontrolling investments operate in markets or industries that are different from our primary lines of business and/or operate in different geographic markets than we do. For example we have an equity investment in Sinopharm Holding GuoDa Drugstores Co., Ltd., a leading retail pharmacy chain in China. Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses. We rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may materially and adversely affect us. Investments in entities over which we do not have sole control, including joint ventures and strategic partnerships and alliances, present additional risks such as having differing objectives from our partners or the entities in which we are invested, becoming involved in disputes, or competing with those persons.

Changes in economic conditions could adversely affect consumer buying practices.

Our performance has been, and may continue to be, adversely impacted by changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect our key vendors and customers. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, inflation, levels of personal disposable income, levels of taxes and interest and global, national, regional or local economic conditions, as well as acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns, which could lead to a decrease in overall consumer spending as well as in prescription drug and health services utilization and which could be exacerbated by the increasing prevalence of high-deductible health insurance plans and related plan design changes. Our business operations have been adversely affected by challenging market conditions in our Retail Pharmacy International division, particularly our Boots business in the United Kingdom, on account of the economic environment, including the uncertainty associated with Brexit.

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

The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase and the pace of this increase could accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel and differentiated retail models are rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to comparison shop, determine product availability and complete purchases, as well as to provide immediate public reactions regarding various facets of our operations. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers that have the right features and are reliable and easy to use. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner that keeps pace with technological developments and dynamic customer expectations, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

If the merchandise and services that we offer fail to meet customer needs, our sales may be adversely affected.

We could be adversely affected by changes in consumer spending levels and shopping habits and preferences, including attitudes towards our retail and product brands. The success of our retail pharmacy businesses depends on our ability to offer a superior shopping experience, engaging customer service and a quality assortment of available merchandise that differentiates us from other retailers, including enhanced health and beauty product offerings. We must identify, obtain supplies of, and offer to our customers attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the needs and desires of our customers, whose preferences may change in the future. For example, our proof of concept initiatives that seek to position our stores in the United States as convenient neighborhood health destinations for healthcare and retail products and services reflect the perceived desires and needs of our target market. However, it is difficult to predict consistently and successfully the products and services our customers will demand. If we misjudge either the demand for products and services we sell or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns and evolving demographic mixes in the markets we serve could negatively affect our relationship with our customers and the demand for our products and services, which could materially and adversely impact our results of operations.

Our private brand offerings expose us to various additional risks.

In addition to brand name products, we offer our customers private brand products that in many instances, are not available from other retailers. We seek to continue to grow our private brand offerings as part of our growth strategy, including through the offering of No7, the introduction of Complete Home and other brands owned or licensed on an exclusive basis, as well as through selective acquisitions. Maintaining consistent product quality, competitive pricing, and availability of our private brand offerings for our customers, as well as the timely development and introduction of new products, is important in differentiating us from other retailers and developing and maintaining customer loyalty. The expansion of our private brand offerings also subjects us to additional risks, such as potential product liability risks and mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors’ products, which, in turn, could adversely affect our relationship with certain of our vendors. Any failure to adequately address some or all of these risks could have a material adverse effect on our reputation, business operations, results of operations and financial condition.

We face significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to our success, and failure to do so could have an adverse impact on our future performance.

Our ability to attract, engage and retain qualified and experienced employees, including in executive and other key strategic positions, is essential to meet current and future goals and objectives and there is no guarantee we will be able to attract and retain such employees by offering market competitive compensation, opportunities, empowerment and resources. There can be no assurance that competition among potential employers will not result in increased salaries or other benefits. An inability to retain existing employees or attract additional employees, or an unexpected loss of leadership or loss of key personnel, could have a material adverse effect on our business and results of operations.

In addition, failure to adequately plan for succession of senior management and other key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on our business and results of operations. While we have succession plans in place and employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.

We are subject to payment-related and other financial services risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations.

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

Additionally, we offer money (wire) transfer services and sell prepaid debit, credit and gift cards at certain business units. These products and services require us to comply with global anti-money laundering laws and regulations. Failure to comply with these laws and regulations could result in fines, sanctions, penalties and damage to our reputation.

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

We could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. Through our pharmacies and specialist packaging sites, including through services provided by third-party health care providers, we are also exposed to risks relating to the services we offer. Errors in the dispensing and packaging of pharmaceuticals, including related counseling, and in the provision of other healthcare services could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide. For example, from time to time, the FDA issues statements alerting patients that products in our supply chain may contain impurities or harmful substances, and claims relating to the sale or distribution of such products may be asserted against us or arise from these statements. Our healthcare clinics also increase our exposure to professional liability claims related to medical care. Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims and judgments. We also may not be able to maintain this insurance on acceptable terms in the future. We could suffer significant reputational damage and financial liability if we, or any affiliated entities or third-party healthcare providers that we do business with, experience any of the foregoing health and safety issues or incidents, which could have a material adverse effect on our business operations, financial condition and results of operations.

We have significant outstanding debt; our debt and associated payment obligations could significantly increase in the future if we incur additional debt and do not retire existing debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of August 31, 2019, we had approximately $17 billion of outstanding indebtedness, including short-term debt. Our debt level and related debt service obligations could have negative consequences, including:

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

•	reducing our flexibility in planning for or reacting to changes in our industry and market conditions and making us more vulnerable in the event of a downturn in our business operations; and

•	exposing us to interest rate risk given that a portion of our debt obligations is at variable interest rates.

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

Additionally, a portion of our indebtedness bears interest at fluctuating interest rates, some of which is tied to the London interbank offered rate for deposits of U.S. dollars (“LIBOR”). LIBOR tends to fluctuate based on general interest rates, rates set by the Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. In July 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The expected phase out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding.

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

Historically, we have relied on the public debt capital markets to fund portions of our capital investments and access to the commercial paper market and bank credit facilities as part of our working capital management strategy. Our continued access to these markets, and the terms of such access, depend on multiple factors including the condition of debt capital markets, our operating performance, and our credit ratings. The major credit rating agencies have assigned us and our corporate debt investment grade credit ratings. These ratings are based on a number of factors, which include their assessment of our financial strength and financial policies. We benefit from investment grade ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders and other creditors, including landlords for our leased stores, on terms that we consider advantageous to our businesses. However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. For more information on our ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Ratings.” Incurrence of additional debt by us and our operating performance could adversely affect our credit ratings. We depend on banks and other financial institutions to provide credit to our business and perform under our agreements with them. Defaults by one or more of these counterparties on their obligations to us could materially and adversely affect us. Any disruptions or turmoil in the capital markets or any downgrade of our credit ratings could adversely affect our cost of funds, liquidity, competitive position and access to capital markets and increase the cost of and counterparty risks associated with existing facilities, which could materially and adversely affect our business operations, financial condition, and results of operations.

We may be unable to keep existing store locations or open new locations in desirable places on favorable terms, which could materially and adversely affect our results of operations.

We compete with other retailers and businesses for suitable locations for our stores. Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of constructing, renovating and operating our stores. In addition, real estate, zoning, construction and other delays may adversely affect store openings and renovations and increase our costs. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores. The termination or expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. For example, in fiscal 2019, we announced the closure of approximately 200 locations in the United States and approximately 200 stores in the United Kingdom, respectively, under our Transformational Cost Management Program. If we determine to close or relocate a store subject to a lease, we may remain obligated under the applicable lease for the balance of the lease term. If we are unable to maintain our existing store locations or open new locations in desirable places and on favorable terms, our results of operations could be materially and adversely affected.

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

Our operating results have historically varied on a quarterly basis, including increased variability in the second quarter of fiscal 2019, and may continue to fluctuate significantly in the future. Factors that may affect our quarterly operating results, some of which are beyond the control of management, include, but are not limited to the timing of the introduction of new generic and brand name prescription drugs; inflation, including with respect to generic drug procurement costs; seasonality, including the timing and severity of the cough, cold and flu season; changes or rates of change in payer reimbursement rates and terms; fluctuations in inventory, energy, transportation, labor, healthcare and other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; asset impairment charges, including the performance of and impairment charges related to our equity method investments; the relative magnitude of our LIFO provision in any particular quarter; foreign currency fluctuations; market conditions, including any impact relating to Brexit; prolonged severe weather in key markets; and many of the other risk factors discussed herein. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not place undue reliance on the results of any particular quarter as an indication of our future performance.

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

Generally Accepted Accounting Principles (“GAAP”) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, equity method investments, vendor rebates and other vendor consideration, lease obligations, self-insurance liabilities, pension and postretirement benefits, tax matters, unclaimed property laws and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for the Company’s reporting units, including goodwill, intangible assets and investments in equity interests, may have an adverse effect on the Company’s financial condition and results of operations. Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit. Factors that could lead to impairment of investments in equity interests of the companies in which we invested include a prolonged period of decline in their operating performance or adverse changes in the economic, regulatory and legal environments of the countries in which they operate.

New accounting guidance also may require changes to our processes, accounting systems and internal controls that could increase our operating costs and/or significantly change our financial statements. For example, in February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This ASU, which became effective for us beginning on September 1, 2019 (fiscal 2020), seeks to increase the transparency and comparability of organizations by recognizing operating lease assets and operating lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption approach for these accounting standards affect the comparability of our consolidated financial statements. Implementing new accounting guidance may require us to make significant changes to and investments in our accounting systems and processes, which could result in significant adverse changes to our financial statements. See, “new accounting pronouncements,” within note 1, summary of major accounting policies, to the Consolidated Financial Statements.

We have a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to our results of operations.

As of August 31, 2019, we had $27.4 billion of goodwill and other intangible assets on our Consolidated Balance Sheets. We evaluate this goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. As part of this impairment analysis, we determine fair value for each reporting unit using both the income and market approaches. We determine fair value of indefinite-lived intangible assets using the relief from royalty method and excess earnings method of the income approach. Definite-lived intangible assets are evaluated for impairment if an event occurs or circumstances change that indicate the carrying amount may not be recoverable. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt and equity, capital expenditure levels, operating cash flows, or market capitalization. For example, during the three months ended August 31, 2019, we completed quantitative impairment analysis for goodwill and indefinite-lived intangible assets as of a June 1, 2019 valuation date. Based on this analysis, the fair value of the Boots reporting unit, within the Retail Pharmacy International segment, is in excess of its carrying value by approximately 9%. As at August 31, 2019, the carrying value of the goodwill of the Boots reporting unit is $2.6 billion. The fair values of certain indefinite-lived intangibles within the Boots reporting unit exceeded their carrying amounts ranging from approximately 3% to approximately 29%, except for the pharmacy licenses. As at August 31, 2019, the carrying value of these indefinite-lived intangibles within Boots reporting unit is $6.9 billion. As a result of an annual evaluation, during the three months ended August 31, 2019, the Company recorded an impairment of $73 million on its pharmacy licenses in the Boots reporting unit. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could result in material non-cash charges to our results of operations, which could have a material adverse effect on our results of operations.

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

From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the U.S. tax legislation enacted on December 22, 2017 represented a significant overhaul of the U.S. federal tax code that impacted our U.S. federal income tax position. There can be no assurance that changes in tax laws or regulations, both within the United States and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

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

We operate certain defined benefit pension plans in the United Kingdom, which were closed to new entrants in 2010, as well as smaller plans in other jurisdictions. The valuation of the pension plans’ assets and liabilities depends in part on assumptions, which are primarily based on the financial markets as well as longevity and employee retention rates. This valuation is particularly sensitive to material changes in the value of equity, bond and other investments held by the pension plans, changes in the corporate bond yields which are used in the measurement of the liabilities, changes in market expectations for long-term price inflation, and new evidence on projected longevity rates. Funding requirements and the impact on the statement of earnings relating to these pension plans are also influenced by these factors. Adverse changes in the assumptions used to calculate the value of pension assets and liabilities, including lower than expected pension fund investment returns and/or increased life expectancy of plan participants, or regulatory change could require us to increase the funding of its defined benefit pension plans or incur higher expenses, which would adversely impact our results of operations and financial position.

Certain stockholders may have significant voting influence over matters requiring stockholder approval.

As of September 30, 2019, affiliates of Stefano Pessina, our Executive Vice Chairman and Chief Executive Officer (the “SP Investors”), had sole or shared voting power, directly or indirectly, over an aggregate of approximately 16.2% of our outstanding common stock. The SP Investors have agreed to, for so long as they have the right to designate a nominee for election to the Board, to vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of the Company’s stockholders (including with respect to the election of directors). The SP Investors’ significant interest in our common stock potentially could determine the outcome of matters submitted to a vote by our stockholders. The influence of the SP Investors could result in the Company taking actions that other stockholders do not support or failing to take actions that other stockholders support. As a result, the market price of our common stock could be adversely affected.

Conflicts of interest, or the appearance of conflicts of interest, may arise because certain of our directors and officers are also owners or directors of companies we may have dealings with.

Conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of the other entities and business activities in which our directors or officers are involved. For example, potential conflicts of interest could arise if a dispute were to arise between the Company and other parties to the Company Shareholders Agreement (as defined herein), including the SP Investors. Mr. Pessina, our Executive Vice Chairman and Chief Executive Officer, indirectly controls Alliance Santé Participations S.A. (“ASP”), a privately-held company which is a party to the Company Shareholders Agreement, and he and his partner Ornella Barra, our Co-Chief Operating Officer, serve as directors of ASP. There are other arrangements between affiliates of Mr. Pessina and the Company, with required disclosures included in the Company’s annual proxy statement, including with respect to Alliance Healthcare Italia SpA, which is an entity indirectly owned and controlled by Mr. Pessina and in which the Company has an indirect 9% interest, which operates Boots branded stores in Italy. Conflicts of interest, or the appearance of conflicts of interest, or similar issues could arise in connection with these or other transactions in the future. While our contractual arrangements place restrictions on the parties’ conduct in certain situations, and related party transactions are subject to independent review and approval in accordance with our related party transaction approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting both companies.

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

•
issuances or sales of our common stock (or the exercise of related registration rights), including sales of shares by our directors and officers or key investors, including the SP Investors and certain other former Alliance Boots stockholders, subject to restrictions in the case of shares held by persons deemed to be our affiliates and to certain obligations pursuant to a shareholders agreement (as amended, the “Company Shareholders Agreement”) with certain of the SP Investors; and

•
various other market factors or perceived market factors, including rumors or speculation, whether or not correct, involving or affecting us or our industries, vendors, customers, strategic partners or competitors.

There are a number of additional business risks that could materially and adversely affect our businesses and financial results.

Many other factors could materially and adversely affect our businesses and financial results, including:

•	our ability to establish effective advertising, marketing and promotional programs;

•	inflation, new or increased taxes, adverse fluctuations in foreign currency exchange rates, changes in market conditions or otherwise;

•	natural disasters, civil unrest, severe weather conditions, terrorist activities, global political and economic developments, war, health epidemics or pandemics or the prospect of these events;

•
liabilities or expense relating to the protection of the environment, related health and safety matters, environmental remediation or compliance with environmental laws and regulations, including those governing exposure to, and the management and disposal of, hazardous substances;

•
the long-term effects of climate change on general economic conditions and the pharmacy industry in particular, along with changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery;

•
adverse publicity and potential losses, liabilities and reputational harm stemming from any public incident (whether occurring online, in social media, in our stores or other company facilities, or elsewhere) involving our company, our personnel or our brands, including any such public incident involving our customers, products, services, stores or other property, or those of any of our vendors or other parties with which we do business; and

•
negative publicity, even if unwarranted, related to safety or quality, human and workplace rights, or other issues damaging our brand image and corporate reputation, or that of any of our vendors or strategic allies.

Item 1B.  Unresolved staff comments
There are no unresolved written comments that were received from the SEC Staff 180 days or more before the end of the fiscal year relating to the Company’s periodic or current reports under the Exchange Act.

Item 2.  Properties
The following information regarding the Company’s properties is provided as of August 31, 2019 and does not include properties of unconsolidated, partially-owned entities.

The Retail Pharmacy USA division operated 9,277 retail stores and six specialty pharmacies. The Retail Pharmacy International division operated 4,605 retail stores. In addition, the Retail Pharmacy International division also owned or leased 385 standalone Boots Opticians locations. The Company’s domestic and international retail locations, which included Boots Opticians and specialty pharmacy locations, covered approximately 149 million square feet. The Company owned approximately 12% and 4% of these Retail Pharmacy USA division and Retail Pharmacy International division locations, respectively. The remaining locations were leased or licensed. For more information on leases, see note 4, leases, to the Consolidated Financial Statements in part II, item 8 of this Form 10-K.

The following is a breakdown of the Company’s retail stores:

Retail stores
Retail Pharmacy USA:
United States	9,168
Puerto Rico	108
U.S. Virgin Islands	1
9,277

Retail Pharmacy International:
United Kingdom	2,465
Mexico	1,174
Chile	341
Thailand	293
Norway	159
The Republic of Ireland	87
The Netherlands	59
Lithuania	27
4,605
Walgreens Boots Alliance total	13,882

The Company operated 21 retail distribution centers with a total of approximately 14 million square feet of space, of which 13 locations were owned. Geographically, 16 of these retail distribution centers were located in the United States and five were located outside of the United States. In addition, the Company used public warehouses and third-party distributors to handle certain retail distribution needs. The Company’s Retail Pharmacy USA division also operated two prescription mail service facilities which occupied approximately 263 thousand square feet. One of these prescription mail service facilities was leased.

The Company operated 300 pharmaceutical distribution centers located outside of the United States, of which 116 were owned. These pharmaceutical distribution centers occupied approximately 14 million square feet and were operated by the Pharmaceutical Wholesale division, which supplied third-party customers as well as the Retail Pharmacy International division in certain countries.

The Company operated 22 principal office facilities, which occupied approximately 2.5 million square feet. Ten of these principal office facilities were owned, and two of which were located in the United States.

Item 3.  Legal proceedings
The information in response to this item is included in note 10, commitments and contingencies, to the Consolidated Financial Statements included in part II, item 8, of this Form 10-K.

Item 103 of SEC Regulation S-K requires disclosure of environmental legal proceedings with, or any such legal proceedings known to be contemplated by, a governmental authority if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. The Company is under investigation by certain counties within the State of California for alleged noncompliance with state hazardous waste regulations. Although we cannot predict the outcome of this matter, we do not expect the outcome to have a material adverse effect on our prospects, financial condition, results of operations or cash flows.

Item 4.  Mine safety disclosures
Not applicable.

Executive officers of the registrant
The following table sets forth, for each person currently serving as an executive officer of the Company, the name, age (as of October 28, 2019) and office(s) held by such person:

Name	Age	Office(s) held
James A. Skinner	74	Executive Chairman of the Board
Stefano Pessina	78	Executive Vice Chairman and Chief Executive Officer
Ornella Barra	65	Co-Chief Operating Officer
Alexander W. Gourlay	59	Co-Chief Operating Officer
James Kehoe	56	Executive Vice President and Global Chief Financial Officer
Marco Pagni	57	Executive Vice President, Global Chief Administrative Officer and General Counsel
Kathleen Wilson-Thompson	62	Executive Vice President and Global Chief Human Resources Officer
Heather Dixon	47	Senior Vice President, Global Controller and Chief Accounting Officer

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

Mr. Pessina has served as Chief Executive Officer since July 2015 and as Executive Vice Chairman since January 2015. He served as Acting Chief Executive Officer from January 2015 to July 2015. Previously, he served as Executive Chairman of Alliance Boots from July 2007 to December 2014. Prior to that, Mr. Pessina served as Executive Deputy Chairman of Alliance Boots. Prior to the merger of Alliance UniChem and Boots Group, Mr. Pessina was Executive Deputy Chairman of Alliance UniChem, previously having been its Chief Executive for three years through December 2004. Mr. Pessina was appointed to the Alliance UniChem Board in 1997 when UniChem merged with Alliance Santé, the Franco-Italian pharmaceutical wholesale group which he established in Italy in 1977. Mr. Pessina also serves on the Board of Directors of a number of private companies, and, from 2000 to 2017, served on the Board of Directors of Galenica AG, a publicly-traded Swiss healthcare group.

Ms. Barra has served as Co-Chief Operating Officer since June 2016. She served as Executive Vice President, President and Chief Executive of Global Wholesale and International Retail from December 2014 to June 2016. Previously, she served as the Chief Executive, Wholesale and Brands of Alliance Boots from September 2013 to December 2014 and Chief Executive of the Pharmaceutical Wholesale Division of Alliance Boots from January 2009 to September 2013, and before that, Wholesale & Commercial Affairs Director of Alliance Boots. Since January 2015, Ms. Barra has served as a director of AmerisourceBergen and from April 2013 to April 2019, served as a director of Assicurazioni Generali, the parent company of Generali Group, a global insurance group. Ms. Barra also serves as a director of a number of private companies, and, until February 2015, served as a director of Alliance Boots.

Mr. Gourlay has served as Co-Chief Operating Officer since June 2016. He served as Executive Vice President, President of Walgreens from December 2014 to June 2016. Previously, he served as Executive Vice President, President of Customer Experience and Daily Living of Walgreens from October 2013 to December 2014 and President Elect of Walgreens from September 2014 to December 2014. He served as Chief Executive of the Health & Beauty Division, Alliance Boots, from January 2009 to September 2013, and previously was Managing Director of Boots UK and a member of the Alliance Boots operating committee. He served as a director of Alliance Boots from January 2009 to September 2013.

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

Mr. Pagni has served as Executive Vice President, Global Chief Administrative Officer and General Counsel since February 2016. He served as Executive Vice President, Global Chief Legal and Administrative Officer from February 2015 to February 2016. Previously, he served as Executive Director and Group Legal Counsel and Chief Administrative Officer of Alliance Boots from 2007 to 2014 and General Counsel and Company Secretary for Alliance Boots from 2006 to 2007, having joined Alliance UniChem, a predecessor company, in the same position in 2003. Prior to this, Mr. Pagni served at McDonald’s Corporation for 10 years in a number of senior management positions across the world, including in the U.S. and UK, such as Vice President of International Development, and Vice President, General Counsel, International. Mr. Pagni served as a director of Alliance Boots until February 2015.

Ms. Wilson-Thompson has served as Executive Vice President and Global Chief Human Resources Officer since December 2014. Previously, she served as Senior Vice President and Chief Human Resources Officer of Walgreens from January 2010 to December 2014. Prior to that, she served in a variety of legal and operational positions at Kellogg Company, most recently as Senior Vice President, Global Human Resources from July 2005 to December 2009. She has served as a director of Ashland Global Holdings Inc., a global specialty chemicals company, since 2017, and Tesla, Inc., an automotive and energy company, since 2018 and served as a director of Vulcan Materials Company, a producer of construction aggregates, from 2009 to 2018.

Ms. Dixon has served as Senior Vice President, Global Controller and Chief Accounting Officer since March 2019. Previously, she served as Vice President, Controller and Chief Accounting Officer of Aetna Inc., a health care benefits company from November 2017 to March 2019. She joined Aetna as Vice President, Assistant Controller in August 2016. Prior to joining Aetna, Ms. Dixon served as Vice President, Assistant Controller of PepsiCo, Inc., a global food and beverage company, a position she held from August 2015 to March 2016. Previously, she was with American Express Company, a multinational financial services company, where she held a number of positions of increasing responsibility from 2005 to 2015. Ms. Dixon started her financial career in public accounting, where she held various audit and transaction advisory roles with PricewaterhouseCoopers LLP from 1995 to 2005.

Mr. Pessina and Ms. Barra are partners and share a private residence. There are no other family relationships among any of our directors or executive officers.

PART II

Item 5.  Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Walgreens Boots Alliance’s common stock is listed on the Nasdaq Stock Market under the symbol WBA. As of August 31, 2019, there were approximately 52,800 holders of record of Walgreens Boots Alliance common stock.

The Company has paid cash dividends every quarter since 1933. Future dividends will be determined based on earnings, capital requirements, financial condition and other factors considered relevant by the Walgreens Boots Alliance Board of Directors.

The following table provides information about purchases made by the Company during the quarter ended August 31, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or programs[1]
6/1/19 - 6/30/19	2,384,600	$51.94	2,384,600	$3,753,404,394
7/1/19 - 7/31/19	2,348,488	55.02	2,348,488	3,624,165,659
8/1/19 - 8/31/19	3,498,400	51.97	2,598,400	3,489,712,386
	8,231,488	$52.83	7,331,488	$3,489,712,386

[1]
In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date.

Item 6.  Selected financial data
Five-Year Summary of Selected Consolidated Financial Data
Walgreens Boots Alliance, Inc. and Subsidiaries
(in millions, except per share amounts)

Fiscal year	2019	2018	2017	2016	2015[6]
Sales	$136,866	$131,537	$118,214	$117,351	$103,444
Cost of sales	106,790	100,745	89,052	87,477	76,691
Gross profit	30,076	30,792	29,162	29,874	26,753
Selling, general and administrative expenses[1]	25,242	24,694	23,813	23,841	22,349
Equity earnings in AmerisourceBergen[2]	164	191	135	37	—
Equity earnings in Alliance Boots[3]	—	—	—	—	315
Operating income	4,998	6,289	5,484	6,070	4,719
Gain on previously held equity interest[4]	—	—	—	—	563
Other income (expense)[1,5]	233	302	62	(330)	634
Earnings before interest and income tax provision	5,231	6,591	5,546	5,740	5,916
Interest expense, net	704	616	693	596	605
Earnings before income tax provision	4,527	5,975	4,853	5,144	5,311
Income tax provision	588	998	760	997	1,056
Post tax earnings from other equity method investments	23	54	8	44	24
Net earnings	3,962	5,031	4,101	4,191	4,279
Net earnings attributable to noncontrolling interests	(20)	7	23	18	59
Net earnings attributable to Walgreens Boots Alliance, Inc.	$3,982	$5,024	$4,078	$4,173	$4,220
Per Common Share
Net earnings
Basic	$4.32	$5.07	$3.80	$3.85	$4.05
Diluted	4.31	5.05	3.78	3.82	4.00
Dividends declared	1.778	1.640	1.525	1.455	1.373
Balance Sheet
Total assets	$67,598	$68,124	$66,009	$72,688	$68,782
Long-term debt	11,098	12,431	12,684	18,705	13,315
Total Walgreens Boots Alliance, Inc. shareholders’ equity	23,512	26,007	27,466	29,880	30,861
Noncontrolling interests	641	682	808	401	439
Total equity	$24,152	$26,689	$28,274	$30,281	$31,300

[1]
The Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715) as of September 1, 2018 (fiscal 2019) on a retrospective basis. The impact on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $125 million, $73 million, $(69) million and $(51) million for the fiscal years ended August 31, 2018, 2017, 2016 and 2015, respectively.

[2]
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

[3]
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

[4]	In fiscal 2015, as a result of acquiring the remaining 55% interest in Alliance Boots, the Company’s previously held 45% interest was remeasured to fair value, resulting in a gain of $563 million.

[5]
Fiscal 2019 primarily reflects gain recognition resulting from the termination of the option granted to Rite Aid to become a member of the Company’s group purchasing organization. Fiscal 2018 includes the gain on sale of the Company’s equity interest in Premise Health Holding Corp., partially offset by the impairment of the Company’s equity method investment in Guangzhou Pharmaceuticals Corporation. In fiscal 2016 and 2015, the Company recorded other income (expense) of $(517) million and $779 million, respectively, from fair value adjustments of the AmerisourceBergen warrants and the amortization of the deferred credit associated with the initial value of the warrants. Fiscal 2016 also includes income of $268 million related to the change in accounting method for the Company’s investment in AmerisourceBergen. Fiscal 2015 also includes a $94 million loss on derivative contracts that were not designated as accounting hedges.

[6]
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

Certain amounts in the Consolidated Financial Statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts for fiscal 2019.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global leader in retail and wholesale pharmacy. Its operations are conducted through three reportable segments:

•	Retail Pharmacy USA;

•	Retail Pharmacy International; and

•	Pharmaceutical Wholesale

See note 16, segment reporting and note 17, sales further information.

FACTORS AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our current expectations. These factors include: financial performance of our equity method investees, including AmerisourceBergen; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payer and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, including the acquisition of stores and other assets from Rite Aid; joint ventures and other strategic collaborations; changes in laws, including the U.S. tax law changes; changes in trade, tariffs, including trade relations between the United States and China, and international relations, including the UK's proposed withdrawal from the European Union and its impact on our operations and prospects and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); fluctuations in variable costs; and general economic conditions in the markets in which the Company operates. These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a transformational cost management program that is expected to deliver in excess of $1.5 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). As of the date of this report, the Company now expects to deliver in excess of $1.8 billion of annual cost savings by fiscal 2022. The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken initial actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores which includes plans to close approximately 200 stores in the United Kingdom and approximately 200 locations in the United States.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its GAAP financial results of approximately $1.9 billion to $2.4 billion, of which $1.6 billion to $2.0 billion are expected to be recorded as exit and disposal activities. The Company estimates that approximately 80% of the cumulative pre-tax charges relating to the Transformational Cost Management Program will result in future cash expenditures, primarily related to lease and other real estate payments, employee severance and technology costs related to the Company’s IT transformation.

The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to Transformational Cost Management Program as follows:

Transformational Cost Program Activities	Range of Charges
Lease obligations and other real estate costs	$200 to 300 million
Asset impairments[1]	$400 to 500 million
Employee severance and business transition costs	$600 to 700 million
Information technology transformation and other exit costs	$400 to 500 million
Total cumulative pre-tax exit and disposal charges	$1.6 to 2.0 billion
Other IT transformation costs	$300 to 400 million
Total estimated pre-tax charges	$1.9 to 2.4 billion
1 Primarily related to asset write-offs from store closures, information technology and other asset write-offs.

In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company expects to record $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019. See note 1, summary of major accounting policies, for additional information.

Since the approval of the Transformational Cost Management Program, the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $477 million, of which $432 million are recorded as exit and disposal activities. See note 3, exit and disposal activities, for additional information.

Costs under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses and included in the fiscal year ended August 31, 2019 were as follows (in millions):

Twelve Months Ended August 31, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$5	$19	$1	$25
Asset impairments[1]	95	67	98	260
Employee severance and business transition costs	42	34	49	125
Information technology transformation and other exit costs	5	10	7	22
Total pre-tax exit and disposal charges	$147	$130	$154	$432
Other IT transformation costs	42	3	1	45
Total pre-tax charges	$189	$133	$155	$477
1 Primarily includes write down of leasehold improvements, certain software and inventory.

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

ACQUISITION OF CERTAIN RITE AID ASSETS
On September 19, 2017, the Company announced it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. The Company has completed the acquisition of all 1,932 Rite Aid stores and the first distribution center and related inventory, while the transition of the remaining two distribution centers and related inventory remains subject to closing conditions set forth in the amended and restated asset purchase agreement.

The Company expects to complete integration of the acquired stores and related assets by the end of fiscal 2020, at an estimated total cost of approximately $850 million, which is reported as acquisition-related costs. The Company has recognized cumulative pre-tax charges for the fiscal year 2019 and 2018 of $295 million and $221 million, respectively, related to integration of the acquired stores and related assets. In addition, the Company expects to spend approximately $500 million on store conversions and related activities. The Company expects annual synergies from the transaction of more than $325 million, which are expected to be fully realized within four years of the initial closing of this transaction and derived primarily from procurement, cost savings and other operational matters.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

STORE OPTIMIZATION PROGRAM
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. As of the date of this report, the Company expects to close approximately 750 stores, of which the majority have been closed as part of this program. The actions under the Store Optimization Program commenced in March 2018 and are expected to be complete by the end of fiscal 2020. The Store Optimization Program is expected to result in cost savings of approximately $350 million per year to be fully delivered by the end of fiscal 2020.

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

Since approval of the Store Optimization Program, the Company has recognized cumulative pre-tax charges to its GAAP financial results of $296 million, including $100 million for fiscal 2018 and $196 million for fiscal 2019, which were primarily recorded within selling, general and administrative expenses. Cumulative pre-tax charges included $138 million related to lease obligations and other real estate costs and $158 million in employee severance and other exit costs.

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

U.S. TAX LAW CHANGES
In connection with the U.S. tax law changes enacted in December 2017 and in accordance with SEC Staff Accounting Bulletin 118, the Company completed its analysis of the income tax effects of the U.S. tax law changes during the three months ended February 28, 2019. The incremental net tax benefit recorded upon completion of the analysis of the income tax effects of the U.S. tax law changes was not material to our Consolidated Financial Statements.

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

During 2019, the U.S. Treasury Department issued regulations to apply retroactively covering certain components of the 2017 U.S. tax law changes. Certain guidance included in these regulations is inconsistent with the Company’s interpretation that led to the recognition of $247 million of tax benefits in prior periods. Despite this new guidance, the Company remains confident in its interpretation of the U.S. tax law changes and intends to defend this position through litigation, if necessary. However, if the Company is ultimately unsuccessful in defending its position, it may be required to reverse all or a portion of the benefits previously recorded.

As the Company repatriates the undistributed earnings of our foreign subsidiaries for use in the United States, the earnings from our foreign subsidiaries will generally not be subject to U.S. federal tax. The Company continuously evaluates the amount of foreign earnings that are not necessary to be permanently reinvested in our foreign subsidiaries.

INVESTMENT IN AMERISOURCEBERGEN

As of August 31, 2019, the Company owned 56,854,867 shares of AmerisourceBergen common stock (representing approximately 27% of its outstanding common stock) and may, subject to certain conditions, acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market.

The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment classified within the operating income of the Company’s Pharmaceutical Wholesale segment. The financial performance of AmerisourceBergen, including any charges which may arise relating to its ongoing opioid litigation, will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. These considerations may materially and adversely affect the Company’s financial condition and results of operations.

For more information, see “Business - Relationship with AmerisourceBergen” and note 5, equity method investments to the Consolidated Financial Statements.

THE IMPACT OF BREXIT
In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which proposed exit (and the political, economic and other uncertainties it has raised) is commonly referred to as “Brexit”. Since the Brexit vote in June 2016, there has been significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the United Kingdom. In March 2017, the United Kingdom formally started the process to leave the European Union. An original exit date was set for March 29, 2019 but following the UK parliament’s rejection of a negotiated outcome, the leaders of the member countries of the European Union have agreed to multiple extensions of the deadline for Brexit and there can be no assurance regarding the terms, timing or consummation of any such arrangements. Although we continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, if the UK’s membership in the European Union terminates without an agreement, these conditions could continue and there could be increased costs from tariffs on trade between the United Kingdom and European Union and disruptions to the free movement of goods, services and people between the United Kingdom and the European union and other parties. Further, uncertainty around and developments regarding these and related issues has contributed to deteriorating market conditions and could further adversely impact consumer and investor confidence and the economy of the United Kingdom and the economies of other countries in which we operate and cause significant volatility in currency exchange rates. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the United Kingdom from the European Union will have on our business, particularly European operations; however, Brexit and its related effects could have a material impact on the Company’s consolidated financial position or operating results. For more information relating to this topic, see “Risk Factors-Our substantial international business operations subject us to a number of operating, economic, political, regulatory and other international business risks.”

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for fiscal 2019, 2018 and 2017:

	(in millions, except per share amounts)
	2019	2018	2017
Sales	$136,866	$131,537	$118,214
Gross profit	30,076	30,792	29,162
Selling, general and administrative expenses[1]	25,242	24,694	23,813
Equity earnings in AmerisourceBergen	164	191	135
Operating income[1]	4,998	6,289	5,484
Adjusted operating income (Non-GAAP measure)[2]	6,942	7,679	7,467
Earnings before interest and income tax provision	5,231	6,591	5,546
Net earnings attributable to Walgreens Boots Alliance, Inc.	3,982	5,024	4,078
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[2]	5,529	5,985	5,503
Net earnings per common share – diluted	4.31	5.05	3.78
Adjusted net earnings per common share – diluted (Non-GAAP measure)[2]	5.99	6.02	5.10

	Percentage increases (decreases)
	2019	2018	2017
Sales	4.1	11.3	0.7
Gross profit	(2.3)	5.6	(2.4)
Selling, general and administrative expenses[1]	2.2	3.7	(0.1)
Operating income[1]	(20.5)	14.7	(9.7)
Adjusted operating income (Non-GAAP measure)[2]	(9.6)	2.8	2.6
Earnings before interest and income tax provision	(20.6)	18.8	(3.4)
Net earnings attributable to Walgreens Boots Alliance, Inc.	(20.7)	23.2	(2.3)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[2]	(7.6)	8.8	9.9
Net earnings per common share – diluted	(14.6)	33.6	(1.0)
Adjusted net earnings per common share – diluted (Non-GAAP measure)[2]	(0.5)	18.0	11.1

	Percent to sales
	2019	2018	2017
Gross margin	22.0	23.4	24.7
Selling, general and administrative expenses[1]	18.4	18.8	20.1

[1]
The Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715) as of September 1, 2018 (fiscal 2019) on a retrospective basis. The impact on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income of $125 million and $73 million, for the fiscal years ended August 31, 2018 and 2017, respectively. See note 1, summary of major accounting policies, for additional information.

[2]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

The following information summarizes our results of operations for fiscal 2019 compared to fiscal 2018. For discussion related to the results of operations by segment for fiscal 2018 compared to fiscal 2017, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2018 Form 10-K, which was filed with the United States Securities and Exchange Commission on October 11, 2018.

Fiscal 2019 compared to fiscal 2018
Fiscal 2019 net earnings attributable to Walgreens Boots Alliance decreased 20.7 percent to $4.0 billion, while diluted net earnings per share decreased 14.6 percent to $4.31 compared with the prior year. The decrease primarily reflects operating performance, including costs related to the Company’s Transformational Cost Management Program, partially offset by certain legal and regulatory accruals in the prior year. Diluted net earnings per share was positively affected by a lower number of shares outstanding compared with the prior year. Net earnings and diluted earnings per share were negatively by 0.8 percentage points and 0.9 percentage points, respectively, as a result of currency translation.

Other income for fiscal 2019 was $233 million compared to $302 million for fiscal 2018. Other income for fiscal 2019 primarily reflects gains resulting from the termination of the option granted to Rite Aid to become a member of the Company’s group purchasing organization. Results for fiscal 2018 primarily reflect the gain on sale of the Company’s equity interest in Premise Health Holding Corp, partially offset by the impairment of the Company's equity method investment in Guangzhou Pharmaceuticals Corporation in the prior year period.

Interest was a net expense of $704 million and $616 million in fiscal 2019 and 2018, respectively.

The effective tax rate for fiscal 2019 and 2018 was 13.0% and 16.7%, respectively. The net decrease in the effective tax rate was primarily attributable to the reduced U.S. statutory tax rate as a result of the U.S tax law changes.

Adjusted diluted net earnings per share (Non-GAAP measure) fiscal 2019 compared to fiscal 2018

Adjusted net earnings attributable to Walgreens Boots Alliance in fiscal 2019 decreased 7.6 percent to $5.5 billion compared with the prior year. Adjusted diluted net earnings per share in fiscal 2019 decreased 0.5 percent to $5.99 compared with the prior year. Adjusted net earnings and adjusted diluted earnings per share were negatively impacted by 0.9 percentage points and 1.0 percentage points, respectively, as a result of currency translation.

Excluding the impact of currency translation, the decrease in adjusted net earnings for fiscal 2019 primarily reflects a decrease in operating performance, partly offset by a decrease in the adjusted effective tax rate. Adjusted diluted net earnings per share was positively affected by a lower number of shares outstanding compared with the prior year. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

RESULTS OF OPERATIONS BY SEGMENT

The following information summarizes our results of operations by segment for fiscal 2019 compared to fiscal 2018. For discussion related to the results of operations by segment for fiscal 2018 compared to fiscal 2017, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2018 Form 10-K, which was filed with the United States Securities and Exchange Commission on October 11, 2018.

Retail Pharmacy USA
This division comprises the retail pharmacy business operating in the United States.

	(in millions, except location amounts)
	2019	2018	2017
Sales	$104,532	$98,392	$87,302
Gross profit	23,511	23,758	22,450
Selling, general and administrative expenses[1]	19,424	18,971	18,356
Operating income[1]	4,088	4,787	4,094
Adjusted operating income (Non-GAAP measure)[1,2]	5,255	5,814	5,606

Number of prescriptions[3]	843.7	823.1	764.4
30-day equivalent prescriptions[3,4]	1,150.1	1,094.4	989.7
Number of locations at period end	9,285	9,569	8,109

	Percentage increases (decreases)
	2019	2018	2017
Sales	6.2	12.7	4.2
Gross profit	(1.0)	5.8	0.6
Selling, general and administrative expenses[1]	2.4	3.4	2.5
Operating income[1]	(14.6)	16.9	(7.3)
Adjusted operating income (Non-GAAP measure)[1,2]	(9.6)	3.7	4.4
Comparable store sales[5]	2.0	1.5	2.8
Pharmacy sales	8.6	17.2	7.3
Comparable pharmacy sales[5]	4.0	3.4	4.7
Retail sales	—	2.4	(2.4)
Comparable retail sales[5]	(2.4)	(2.4)	(1.0)
Comparable number of prescriptions[4,5]	(0.1)	0.8	4.0
Comparable 30-day equivalent prescriptions[3,4,5]	3.0	3.5	7.1

	Percent to sales
	2019	2018	2017
Gross margin	22.5	24.1	25.7
Selling, general and administrative expenses[1]	18.6	19.3	21.0

[1]
The Company adopted ASU 2017-07 Topic 715 as of September 1, 2018 (fiscal 2019) on a retrospective basis. The impact for Retail Pharmacy USA on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $109 million and $101 million, for the fiscal years ended August 31, 2018 and 2017, respectively. See note 1, summary of major accounting policies, for additional information.

[2]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

[3]	Includes immunizations.

[4]
Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

[5]
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

Sales fiscal 2019 compared to fiscal 2018
The Retail Pharmacy USA division’s sales for fiscal 2019 increased by 6.2% to $104.5 billion. Sales in comparable stores increased by 2.0% in fiscal 2019. The Company operated 9,285 locations (9,277 retail stores) as of August 31, 2019, compared to 9,569 locations (9,560 retail stores) a year earlier.

Pharmacy sales increased by 8.6% in fiscal 2019 and represented 73.8% of the division’s sales. The increase in fiscal 2019 is due to higher brand inflation and growth in central specialty and reflects the impact of the acquired Rite Aid stores. In fiscal 2018, pharmacy sales increased 17.2% and represented 72.2% of the division’s sales. Comparable pharmacy sales increased 4.0% in fiscal 2019 compared to an increase of 3.4% in fiscal 2018. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.2% in fiscal 2019 compared to a reduction of 1.4% in fiscal 2018. The effect of generics on division sales was a reduction of 0.8% in fiscal 2019 compared to a reduction of 0.9% for fiscal 2018. Third-party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.1% of prescription sales for fiscal 2019 compared to 98.3% for fiscal 2018. The total number of prescriptions (including immunizations) filled in fiscal 2019 was 843.7 million compared to 823.1 million in fiscal 2018. Prescriptions (including immunizations) adjusted to 30-day equivalents were 1,150.1 million in fiscal 2019 compared to 1,094.4 million in fiscal 2018.

Retail sales were flat in fiscal 2019 and were 26.2% of the division’s sales. In comparison, fiscal 2018 retail sales increased 2.4% and comprised 27.8% of the division’s sales. Comparable retail sales decreased 2.4% in each of fiscal 2019 and fiscal 2018. The decrease in comparable retail sales in fiscal 2019 was primarily due to the continued de-emphasis of tobacco.

Operating income fiscal 2019 compared to fiscal 2018
Retail Pharmacy USA division’s operating income for fiscal 2019 decreased 14.6% to $4.1 billion. The decrease was primarily due to lower gross margin partially offset by a reduction in selling, general and administrative expenses as a percentage of sales.

Gross margin was 22.5% in fiscal 2019 compared to 24.1% in fiscal 2018. Gross margin was negatively impacted in the current fiscal year by pharmacy margins, which were negatively impacted by reimbursement pressure. The decrease in pharmacy margins was partially offset by the favorable impact of procurement efficiencies.

Selling, general and administrative expenses as a percentage of sales were 18.6% in fiscal 2019 compared to 19.3% in fiscal 2018. As a percentage of sales, expenses in the current fiscal year were lower primarily due to a higher mix of specialty sales and lower expenses related to certain legal and regulatory accruals in the prior year.

Adjusted operating income (Non-GAAP measure) fiscal 2019 compared to fiscal 2018
Retail Pharmacy USA division’s adjusted operating income for fiscal 2019 decreased 9.6% to $5.3 billion. The decrease was primarily due to lower gross margins partially offset by a reduction in selling, general, and administrative expenses as a percentage of sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Retail Pharmacy International
This division comprises retail pharmacy businesses operating in countries outside of the United States and in currencies other than the U.S. dollar, including the British pound sterling, Euro, Chilean peso and Mexican peso. Therefore, the division’s results are impacted by movements in foreign currency exchange rates. See item 7A, quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk, for further information on currency risk.

	(in millions, except location amounts)
	2019	2018	2017
Sales	$11,462	$12,281	$11,813
Gross profit	4,522	4,958	4,753
Selling, general and administrative expenses[1]	4,084	4,134	3,982
Operating income[1]	438	824	771
Adjusted operating income (Non-GAAP measure)[1,2]	747	929	939
Number of locations at period end	4,605	4,767	4,722

	Percentage increases (decreases)
	2019	2018	2017
Sales	(6.7)	4.0	(10.9)
Gross profit	(8.8)	4.3	(12.5)
Selling, general and administrative expenses[1]	(1.2)	3.8	(8.4)
Operating income[1]	(46.8)	6.9	(29.1)
Adjusted operating income (Non-GAAP measure)[1,2]	(19.6)	(1.1)	(22.6)
Comparable store sales[3]	(6.4)	4.7	(10.6)
Comparable store sales in constant currency[3,4]	(1.7)	(1.4)	(0.2)
Pharmacy sales	(6.4)	4.3	(10.5)
Comparable pharmacy sales[3]	(5.7)	4.7	(10.7)
Comparable pharmacy sales in constant currency[3,4]	(0.9)	(1.2)	(1.0)
Retail sales	(6.8)	3.8	(11.1)
Comparable retail sales[3]	(6.8)	4.7	(10.6)
Comparable retail sales in constant currency[3,4]	(2.2)	(1.5)	0.2

	Percent to sales
	2019	2018	2017
Gross margin	39.5	40.4	40.2
Selling, general and administrative expenses[1]	35.6	33.7	33.7

[1]
The Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715) as of September 1, 2018 (fiscal 2019) on a retrospective basis. The impact for Retail Pharmacy International on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $18 million and $(30) million, for the fiscal years ended August 31, 2018 and 2017, respectively. See note 1, summary of major accounting policies, for additional information.

[2]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

[3]
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

[4]
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

Sales fiscal 2019 compared to fiscal 2018
Retail Pharmacy International division’s sales for fiscal 2019 decreased 6.7% to $11.5 billion. Sales in comparable stores decreased 6.4%. The negative impact of currency translation on sales and comparable sales was 4.6 percentage points, and 4.7 percentage points, respectively, and comparable store sales in constant currency decreased 1.7%.

Pharmacy sales decreased 6.4% in fiscal 2019 and represented 35.6% of the division’s sales. Comparable pharmacy sales decreased 5.7%. The negative impact of currency translation on pharmacy sales and comparable pharmacy sales was 4.8 percentage points and 4.8 percentage points, respectively. Comparable pharmacy sales in constant currency decreased 0.9 percentage points mainly due to lower National Health Service funding levels and lower volume in Boots UK.

Retail sales decreased 6.8% for fiscal 2019 and represented 64.4% of the division’s sales. Comparable retail sales decreased 6.8%. The negative impact of currency translation on each of retail sales and comparable retail sales was 4.5 percentage points and 4.6 percentage points respectively. Comparable retail sales in constant currency decreased 2.2% reflecting lower Boots UK retail sales in a challenging market place.

Operating income fiscal 2019 compared to fiscal 2018
Retail Pharmacy International division’s operating income for fiscal 2019 decreased 46.8% to $438 million. Operating income was negatively impacted by 2.8 percentage points ($23 million) of currency translation. Excluding the impact of currency translation, the decrease in operating income was primarily due to lower sales and gross margin. The remaining decrease is due to higher selling, general and administrative expenses as a percentage of sales, which includes $89 million of Transformational Cost Management Program expenses and $73 million of impairment for indefinite-lived pharmacy licenses.

Gross profit decreased 8.8% in fiscal 2019. Gross profit was negatively impacted by 4.4 percentage points ($219 million) of currency translation, the remaining decrease was mainly due lower sales and gross margin.

Selling, general and administrative expenses decreased 1.2% from fiscal 2018. Expenses were positively impacted by 4.7 percentage points ($196 million) as a result of currency translation. As a percentage of sales, selling, general and administrative expenses were 35.6% in fiscal 2019, compared to 33.7% in the prior fiscal year.

Adjusted operating income (Non-GAAP measure) fiscal 2019 compared to fiscal 2018
Retail Pharmacy International division’s adjusted operating income for fiscal 2019 decreased 19.6% to $747 million. Adjusted operating income was negatively impacted by 3.4 percentage points ($31 million) of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income was primarily due to lower gross margin and higher selling, general and administrative expenses as a percentage of sales and lower sales. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Pharmaceutical Wholesale
This division includes pharmaceutical wholesale businesses operating in currencies other than the U.S. dollar including the British pound sterling, Euro and Turkish lira. Therefore, the division’s results are impacted by movements in foreign currency exchange rates. See item 7A, quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk, for further information on currency risk.

	(in millions)
	2019	2018	2017
Sales	$23,053	$23,006	$21,188
Gross profit	2,041	2,081	1,965
Selling, general and administrative expenses[1]	1,734	1,594	1,481
Equity earnings from AmerisourceBergen	164	191	135
Operating income[1]	471	678	619
Adjusted operating income (Non-GAAP measure)[1,2]	939	936	922

	Percentage increases (decreases)
	2019	2018	2017
Sales	0.2	8.6	(6.1)
Gross profit	(1.9)	5.9	(7.8)
Selling, general and administrative expenses[1]	8.8	7.6	(6.7)
Equity earnings from AmerisourceBergen	(14.2)	41.5	264.9
Operating income[1]	(30.4)	9.5	6.7
Adjusted operating income (Non-GAAP measure)[1,2]	0.4	1.5	30.0
Comparable sales[3]	0.2	8.6	(3.9)
Comparable sales in constant currency[3,4]	8.0	4.2	4.7

	Percent to sales
	2019	2018	2017
Gross margin	8.9	9.0	9.3
Selling, general and administrative expenses[1]	7.5	6.9	7.0

[1]
The Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715) as of September 1, 2018 (fiscal 2019) on a retrospective basis. The impact for Pharmaceutical Wholesale on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $(2) million and $2 million, for the fiscal years ended August 31, 2018 and 2017, respectively. See note 1, summary of major accounting policies, for additional information.

[2]	See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

[3]	Comparable Sales are defined as sales excluding acquisitions and dispositions.

[4]
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

Sales fiscal 2019 compared to fiscal 2018
Pharmaceutical Wholesale division’s sales for the fiscal 2019 increased 0.2% to $23.1 billion. Comparable sales, which exclude acquisitions and dispositions, increased 0.2%.

Sales and comparable sales were negatively impacted by 7.8 percentage points as a result of currency translation. Comparable sales in constant currency increased 8.0%, reflecting a customer contract change in the UK and growth in emerging markets.

Operating income fiscal 2019 compared to fiscal 2018
Pharmaceutical Wholesale division’s operating income for fiscal 2019, which included $164 million from the Company’s share of equity earnings in AmerisourceBergen, decreased 30.4% to $471 million. Operating income was negatively impacted by 6.1 percentage points ($41 million) as a result of currency translation. The remaining decrease was due to costs related to the Transformational Cost Management Program in fiscal 2019.

Gross profit decreased 1.9% from the prior fiscal year. Gross profit was negatively impacted by 7.2 percentage points ($149 million) as a result of currency translation. Excluding the impact of currency translation, the increase in gross profit was primarily due to sales growth, partially offset by lower gross margin.

Selling, general and administrative expenses increased 8.8% from the prior fiscal year. Selling, general and administrative expenses were positively impacted by 6.8 percentage points ($108 million) as a result of currency translation. Excluding the impact of currency translation, the increase in selling, general and administrative expenses was primarily due to costs related to the Transformational Cost Management Program. As a percentage of sales, selling, general and administrative expenses were 7.5% in fiscal 2019, compared to 6.9% in fiscal 2018.

Adjusted operating income (Non-GAAP measure) fiscal 2019 compared to fiscal 2018
Pharmaceutical Wholesale division’s adjusted operating income for fiscal 2019, which included $397 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 0.4% to $939 million. Adjusted operating income was negatively impacted by 5.5 percentage points ($51 million) as a result of currency translation.

Excluding the contribution from the Company’s share of adjusted equity earnings in AmerisourceBergen and the negative impact of currency translation, adjusted operating income increased 4.3% ($25 million) over the prior fiscal year, primarily due to higher sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

	(in millions)
	Twelve months ended August 31, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)[1]	$4,088	$438	$471	$1	$4,998
Acquisition-related amortization and impairment[2]	315	173	78	—	567
Transformational cost management	189	133	155	—	477
Acquisition-related costs	300	3	1	—	303
Adjustments to equity earnings in AmerisourceBergen	—	—	233	—	233
Store optimization	196	—	—	—	196
LIFO provision	136	—	—	—	136
Certain legal and regulatory accruals and settlements[3]	31	—	—	—	31
Adjusted operating income (Non-GAAP measure)[1]	$5,255	$747	$939	$1	$6,942

	(in millions)
	Twelve months ended August 31, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)[1]	$4,787	$824	$678	$—	$6,289
Acquisition-related amortization	260	105	83	—	448
Acquisition-related costs	231	—	—	—	231
Adjustments to equity earnings in AmerisourceBergen	—	—	175	—	175
Store optimization	100	—	—	—	100
LIFO provision	84	—	—	—	84
Certain legal and regulatory accruals and settlements[3]	284	—	—	—	284
Asset recovery	(15)	—	—	—	(15)
Hurricane-related costs	83	—	—	—	83
Adjusted operating income (Non-GAAP measure)[1]	$5,814	$929	$936	$—	$7,679

	(in millions)
	Twelve months ended August 31, 2017
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)[1]	$4,094	$771	$619	$—	$5,484
Acquisition-related amortization	152	101	79	—	332
Acquisition-related costs	474	—	—	—	474
Adjustments to equity earnings in AmerisourceBergen	—	—	187	—	187
LIFO provision	166	—	—	—	166
Asset recovery	(11)	—	—	—	(11)
Cost transformation	731	67	37	—	835
Adjusted operating income (Non-GAAP measure)[1]	$5,606	$939	$922	$—	$7,467

[1]
The Company adopted new accounting guidance in Accounting Standards Update 2017-07 as of September 1, 2018 (fiscal 2019) on a retrospective basis for the Consolidated Statements of Earnings presentation. This change resulted in reclassification of all the other net cost components (excluding service cost component) of net pension cost and net postretirement benefit cost from selling, general and administrative expenses to other income (expense) with no impact on the Company’s net earnings.

[2]
Includes impairment of $73 million for indefinite-lived pharmacy licenses intangible asset recorded during the three months ended August 31, 2019, in the Boots reporting unit within the Retail Pharmacy International segment.

[3]
Beginning in the quarter ended August 31, 2018, management reviewed and refined its practice to include all charges related to the matters included in certain legal and regulatory accruals and settlements. This non-GAAP measure is presented on a consistent basis for fiscal year 2019.

	(in millions)
	2019	2018	2017
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$3,982	$5,024	$4,078

Adjustments to operating income:
Acquisition-related amortization and impairment[1]	567	448	332
Transformational cost management	477	—	—
Acquisition-related costs	303	231	474
Adjustments to equity earnings in AmerisourceBergen	233	175	187
Store optimization	196	100	—
LIFO provision	136	84	166
Certain legal and regulatory accruals and settlements[2]	31	284	—
Asset recovery	—	(15)	—
Hurricane-related costs	—	83	(11)
Cost Transformation	—	—	835
Total adjustments to operating income	1,944	1,390	1,983

Adjustments to other income (expense):
Net investment hedging loss (gain)	18	(21)	48
Gain on sale of equity method investment	—	(322)	—
Impairment of equity method investment	—	178	—
Termination of option granted to Rite Aid	(173)	—	—
Total adjustments to other income (expense)	(155)	(165)	48

Adjustments to interest expense, net:
Prefunded acquisition financing costs	—	29	203
Total adjustments to interest expense, net	—	29	203

Adjustments to income tax provision:
Equity method non-cash tax	18	25	23
U.S. tax law changes[3]	(8)	(125)	—
Tax impact of adjustments[4]	(291)	(193)	(755)
UK tax rate change[3]	—	—	(77)
Total adjustments to income tax provision	(281)	(293)	(809)

Adjustments to post tax equity earnings from other equity method investments:
Adjustments to equity earnings in other equity method investments[5]	40	—	—
Total adjustments to post tax equity earnings from other equity method investments	40	—	—

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$5,529	$5,985	$5,503

	2019	2018	2017
Diluted net earnings per common share (GAAP)	$4.31	$5.05	$3.78

Adjustments to operating income	2.10	1.40	1.84
Adjustments to other income (expense)	(0.17)	(0.17)	0.04
Adjustments to interest expense, net	—	0.03	0.19
Adjustments to income tax provision	(0.30)	(0.29)	(0.75)
Adjustments to post tax equity earnings from other equity method investments	0.04	—	—
Adjusted diluted net earnings per common share (Non-GAAP measure)	$5.99	$6.02	$5.10

Weighted average common shares outstanding, diluted	923.5	995.0	1,078.5

[1]
Includes impairment of $73 million for indefinite-lived pharmacy licenses intangible asset recorded during the three months ended August 31, 2019, in the Boots reporting unit within the Retail Pharmacy International segment.

[2]
Beginning in the quarter ended August 31, 2018, management reviewed and refined its practice to include all charges related to the matters included in certain legal and regulatory accruals and settlements. This non-GAAP measure is presented on a consistent basis for fiscal year 2019.

[3]	Discrete tax-only items.

[4]	Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments.

[5]
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $1.0 billion (including $0.4 billion in non-U.S. jurisdictions) as of August 31, 2019, compared to $0.8 billion (including $0.2 billion in non-U.S. jurisdictions) at August 31, 2018. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

The Company’s long-term capital policy is to maintain a strong balance sheet and financial flexibility, reinvest in its core strategies, invest in strategic opportunities that reinforce its core strategies and meet return requirements and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term. In July 2019, the Company’s Board of Directors reviewed and refined the Company’s dividend policy to set forth the Company’s current intention to increase its dividend each year.

Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities was $5.6 billion in fiscal 2019 compared to $8.3 billion in fiscal 2018 and $7.3 billion in fiscal 2017. The $2.7 billion decrease in cash provided by operating activities includes cash outflows relating to the integration of Rite Aid stores, timing of certain legal and regulatory settlements and higher income taxes paid. Changes in income taxes paid are mainly due to the impact of U.S. tax law changes. Changes in accrued expenses and other liabilities, trade accounts payable and trade accounts receivables include cash outflows relating to the integration of Rite Aid stores. Changes in accrued expenses and other liabilities also include the impact of certain legal and regulatory settlements.

Net cash used for investing activities was $2.3 billion in fiscal 2019 compared to $5.5 billion in fiscal 2018 and $0.8 billion in fiscal 2017. Business, investment and asset acquisitions in fiscal 2019 were $0.7 billion compared to $4.8 billion in fiscal 2018. Business, investment and asset acquisitions in fiscal 2018 include the acquisition of Rite Aid assets and the investment in GuoDa. Additions to property, plant and equipment in fiscal 2019 were $1.7 billion compared to $1.4 billion in each of fiscal 2018 and fiscal 2017. Capital expenditures by reporting segment were as follows (in millions):

	2019	2018	2017
Retail Pharmacy USA	$1,323	$1,022	$860
Retail Pharmacy International	275	241	384
Pharmaceutical Wholesale	104	104	107
Total	$1,702	$1,367	$1,351

Significant capital expenditures primarily relate to investments in our stores, integration of Rite Aid and information technology projects.

Net cash used for financing activities in fiscal 2019 was $3.0 billion compared to $5.3 billion in fiscal 2018 and $12.9 billion in fiscal 2017. The Company repurchased shares as part of the stock repurchase programs described below and to support the needs of the employee stock plans totaling $4.2 billion in fiscal 2019 compared to $5.2 billion in each of fiscal 2018 and fiscal 2017. Proceeds related to employee stock plans were $174 million in each of fiscal 2019 and fiscal 2018 compared to $217 million in fiscal 2017. Cash dividends paid were $1.6 billion in fiscal 2019 compared to $1.7 billion in each of fiscal 2018 and fiscal 2017. In fiscal 2019 there were $12.4 billion in proceeds compared to $5.9 billion in proceeds in fiscal 2018 primarily from revolving facilities described below and commercial paper debt. There were no proceeds from debt in fiscal 2017. In fiscal 2019 there were $10.5 billion payments of debt made primarily for revolving facilities and commercial paper debt compared to $4.9 billion in fiscal 2018 and $6.2 billion in fiscal 2017.

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

Stock repurchase programs
In April 2017, Walgreens Boots Alliance authorized a stock repurchase program (the “April 2017 stock repurchase program”), which authorized the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. In May 2017, the Company completed the April 2017 stock repurchase program, purchasing 11.8 million shares. In June 2017, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018, which authorization was increased by an additional $1.0 billion in October 2017 (as expanded, the “June 2017 stock repurchase program”). In October 2017, the Company completed the June 2017 stock repurchase program, purchasing 77.4 million shares. In June 2018, Walgreens Boots Alliance authorized a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock of which the Company had repurchased $6.5 billion as of August 31, 2019. The June 2018 stock repurchase program has no specified expiration date.

The Company purchased 57 million and 72 million shares under stock repurchase programs in fiscal 2019 and 2018 at a cost of $3.8 billion and $4.9 billion, respectively. The Company determines the timing and amount of repurchases, including repurchases to offset anticipated dilution from equity incentive plans, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. The Company has repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable the Company to repurchase shares at times when it otherwise might be precluded from doing so under federal securities laws.

Commercial paper
The Company periodically borrows under its commercial paper program and may continue to borrow under it in future periods. The Company had $2,400 million commercial paper outstanding as of August 31, 2019 and $430 million as of August 31, 2018. The Company had average daily commercial paper outstanding of $2.7 billion and $1.4 billion at a weighted average interest rate of 3.07% and 2.11% for the fiscal years ended August 31, 2019 and 2018 respectively. The Company had no activity under its commercial paper program during fiscal year 2017.

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

On August 29, 2018, Walgreens Boots Alliance entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. Borrowings under the August 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of August 31, 2019, there were no borrowings under the August 2018 Revolving Credit Agreement.

On November 30, 2018, Walgreens Boots Alliance entered into a credit agreement (as amended the “November 2018 Credit Agreement”) with the lenders from time to time party thereto and, on March 25, 2019, the Company entered into an amendment to such credit agreement reflecting certain changes to the borrowing notice provisions thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. Borrowings under the November 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of August 31, 2019, there were $0.5 billion of borrowings under the November 2018 Credit Agreement.

On December 5, 2018, Walgreens Boots Alliance entered into a $1.0 billion term loan credit agreement (as amended, the “December 2018 Credit Agreement”) with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. The December 2018 Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) January 29, 2021, subject to extension thereof pursuant to the December 2018 Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Credit Agreement. Borrowings under the December 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.75% in the case of Eurocurrency rate loans. As of August 31, 2019, there were $0.8 billion of borrowings outstanding under the December 2018 Credit Agreement.

On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. Borrowings under the December 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.75% in the case of Eurocurrency rate loans. As of August 31, 2019, there were $0.3 billion borrowings outstanding under the December 2018 Revolving Credit Agreement.

On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364- Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. Borrowings under the January 2019 364-Day Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of August 31, 2019, there were no borrowings outstanding under the January 364-Day Revolving Credit Agreement.

On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. Borrowings under each of the August 2019 Revolving Credit Agreements will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.95% in the case of Eurocurrency rate loans. As of August 31, 2019, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements.

From time to time, the Company may also enter into other credit facilities or financing arrangements.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants. As of August 31, 2019, the Company was in compliance with all such applicable covenants.

Credit ratings
As of October 25, 2019, the credit ratings of Walgreens Boots Alliance were:

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

AmerisourceBergen relationship
As of August 31, 2019, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 27% of the outstanding AmerisourceBergen common stock and had designated one member of AmerisourceBergen’s board of directors. As of August 31, 2019, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See note 5, equity method investments, to the Consolidated Financial Statements included herein for further information.

COMMITMENTS AND CONTINGENCIES
The information set forth in note 10, commitments and contingencies, to the Consolidated Financial Statements included in part II, item 8 of this Form 10-K is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Statements of Earnings and corresponding Consolidated Balance Sheets accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include business combinations, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. The Company uses the following methods to determine its estimates:

Business combinations – The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at their respective fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when market value is not readily available.

For intangible assets, the Company generally uses the income approach to determine fair value. The income approach requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: discount rates, terminal growth rates, royalty rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures. The discount rates applied to the projections reflect the risk factors associated with those projections.

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

Goodwill and indefinite-lived intangible asset impairment – Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. As part of the Company’s impairment analysis, fair value of a reporting unit is determined using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

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

The Company also compares the sum of estimated fair values of reporting units to the Company’s fair value as implied by the market value of its equity securities. This comparison provides an indication that, in total, assumptions and estimates are reasonable. Future declines in the overall market value of the Company’s equity securities may provide an indication that the fair value of one or more reporting units has declined below its carrying value.

The fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 9% to approximately 269% as of June 1, 2019 valuation date. The fair value of the Boots reporting unit, in the Retail Pharmacy International division, is in excess of its carrying value by approximately 9%. As at August 31, 2019, the carrying value of the goodwill of the Boots reporting unit is $2.6 billion.

The Company continues to closely monitor industry and market trends and the impact it may have on the Boots reporting unit and indefinite-lived intangibles as the challenging market conditions in the UK continued to impact the operating performance of the Boots reporting unit during the three months ended August 31, 2019.

Indefinite-lived intangible assets are tested by comparing the estimated fair value of the asset to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized and the asset is written down to its estimated fair value. Indefinite-lived intangible assets fair values are estimated using the relief from royalty method and excess earnings method of the income approach. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as our profitability. The fair values of indefinite-lived intangibles within the Boots reporting unit exceeded their carrying value amounts ranging from approximately 3% to approximately 29%, except for the pharmacy licenses. As at August 31, 2019, the carrying value of these indefinite-lived intangibles within the Boots reporting unit is $6.9 billion. During the fiscal year ended August 31, 2019, the Company recorded an impairment of $73 million on its pharmacy licenses in the Boots reporting unit, which was included in selling, general, and administrative expenses in the Consolidated Statement of Earnings.

See note 6, goodwill and other intangible assets, to the Consolidated Financial Statements for additional information.

Cost of sales and inventory – Cost of sales includes the purchase price of goods and cost of services rendered, store and warehouse inventory loss, inventory obsolescence and supplier rebates. In addition to product costs, cost of sales includes warehousing costs for retail operations, purchasing costs, freight costs, cash discounts and vendor allowances.

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

Equity method investments – The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, legal form of the investee (e.g. limited liability partnership), representation on the board of directors, participation in policy-making decisions and material intra-entity transactions

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.

Pension and postretirement benefits – The Company has various defined benefit pension plans that cover some of its non-U.S. employees. The Company also has a postretirement healthcare plan that covers qualifying U.S. employees. Eligibility and the level of benefits for these plans vary depending on participants’ status, date of hire and or length of service. Pension and postretirement plan expenses and valuations are dependent on assumptions used by third-party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors.

In determining long-term rate of return on plan assets assumption, the Company considers both the historical performance of the investment portfolio as well as the long-term market return expectations based on the investment mix of the portfolio. A change in any of these assumptions would have an effect on its pension expense. A 25 basis point increase in the discount rate would result in a decline of $368.1 million to the Company’s pension benefit obligation. A 25 basis point decrease on the expected return on plan assets assumption would increase the Company’s pension expense by $19.1 million.

The Company funds its pension plans in accordance with applicable regulations. The postretirement healthcare plan is not funded.

Income taxes –The Company is subject to routine income tax audits that occur periodically in the normal course of business. U.S. federal, state, local and foreign tax authorities raise questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax benefits associated with the various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to the liability for unrecognized tax benefits in the period in which the Company determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. The liability for unrecognized tax benefits, including accrued penalties and interest, is primarily included in other non-current liabilities and current income taxes on the Company’s Consolidated Balance Sheets and in income tax provision in its Consolidated Statements of Earnings.

In determining its provision for income taxes, the Company uses income, permanent differences between book and tax income and enacted statutory income tax rates. The provision for income taxes rate also reflects its assessment of the ultimate outcome of tax audits in addition to any foreign-based income deemed to be taxable in the United States. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table lists the Company’s contractual obligations and commitments at August 31, 2019 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating leases[1]	$32,268	$3,484	$6,447	$5,714	$16,623
Purchase obligations:	3,231	2,359	224	100	548
Open inventory purchase orders	1,708	1,707	1	—	—
Real estate development	179	179	—	—	—
Other obligations	1,344	474	223	100	548
Short-term debt and long-term debt*	16,916	5,752	1,741	1,200	8,223
Interest payment on short-term debt and long-term debt	4,704	430	761	635	2,878
Retirement benefit obligations	695	42	81	83	489
Closed location obligations[1]	1,613	211	359	286	757
Capital lease obligations*[1]	1,093	59	118	115	801
Finance lease obligations	311	21	41	40	209
Other liabilities reflected on the balance sheet*[2]	1,216	122	529	185	380
Total	$62,047	$12,480	$10,302	$8,358	$30,908

*	Recorded on balance sheet.

[1]
Amounts do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes, where appropriate. These expenses were $569 million for the fiscal year ended August 31, 2019.

[2]
Includes $502 million ($88 million in less than 1 year, $385 million in 1-3 years and $29 million in 3-5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes. Includes $352 million ($67 million in 1-3 years, $96 million in 3-5 years and $189 million in over 5 years) of noncurrent income taxes payable as a result of the U.S tax law changes enacted in December 2017.

The information in the foregoing table is presented as of August 31, 2019 and accordingly does not reflect obligations under agreements the Company entered into after that date.

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

At August 31, 2019, the Company had $51 million of guarantees outstanding and no amounts issued under letters of credit.

RECENT ACCOUNTING PRONOUNCEMENTS
See “new accounting pronouncements” within note 1, summary of major accounting policies, to the Consolidated Financial Statements for information regarding recent accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives, pilot programs, strategic partnerships and initiatives, and restructuring activities and the amounts and timing of their expected impact and delivery of estimated cost savings, our amended and restated asset purchase agreement with Rite Aid and the transactions contemplated thereby and their possible timing and effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins and reimbursement rates, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the proposed withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “pilot,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “transform,” “accelerate,” “model,” “long-term,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “upcoming,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, the inherent risks, challenges and uncertainties associated with forecasting financial results of large, complex organizations in rapidly evolving industries, particularly over longer time periods, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, circumstances that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, and charges incurred with strategic transactions, whether the costs and charges associated with restructuring initiatives, including the Transformational Cost Management Program and Store Optimization Program, will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, including the Transformational Cost Management Program and Store Optimization Program, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, risks related to pilot programs and new business initiatives and ventures generally, including the risks that anticipated benefits may not be realized, changes in management’s plans and assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets, credit ratings and interest rates, the risks relating to the terms, timing and magnitude of any share repurchase activity, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union and international trade policies, tariffs, including tariff negotiations between the United States and China, and relations, the risks associated with cybersecurity or privacy breaches related to customer information, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms and the associated impacts on volume and operating results, risks related to competition including changes in market dynamics, participants, product and service offerings, retail formats and competitive positioning, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the asset acquisition from Rite Aid, the risks associated with the integration of complex businesses, the impact of regulatory restrictions and outcomes of legal and regulatory matters and risks associated with changes in laws, including those related to the December 2017 U.S. tax law changes, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A, Risk factors, above and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 7A.  Quantitative and qualitative disclosure about market risk
Interest rate risk
The Company is exposed to interest rate volatility with regard to existing variable-rate debt instruments and future incurrences of fixed or variable-rate debt, which exposure primarily relates to movements in various interest rates, such as U.S treasury rates and commercial paper rates. From time to time, the Company uses interest rate swaps and forward-starting interest rate swaps to hedge its exposure to the impact of interest rate changes on existing debt and future debt issuances respectively, to reduce the volatility of financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed-rate versus floating-rate debt. Generally under these swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

Information regarding the Company’s transactions are set forth in note 8, financial instruments, to the Consolidated Financial Statements. These financial instruments are sensitive to changes in interest rates. On August 31, 2019, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of August 31, 2019, by approximately $22 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in note 5, equity method investments, to the Consolidated Financial Statements. See “--Investment in AmerisourceBergen” above.

Item 8.  Financial statements and supplementary data

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At August 31, 2019 and 2018
(in millions, except shares and per share amounts)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,023	$785
Accounts receivable, net	7,226	6,573
Inventories	9,333	9,565
Other current assets	1,118	923
Total current assets	18,700	17,846
Non-current assets:
Property, plant and equipment, net	13,478	13,911
Goodwill	16,560	16,914
Intangible assets, net	10,876	11,783
Equity method investments (see note 5)	6,851	6,610
Other non-current assets	1,133	1,060
Total non-current assets	48,899	50,278
Total assets	$67,598	$68,124

Liabilities and equity
Current liabilities:
Short-term debt	$5,738	$1,966
Trade accounts payable (see note 18)	14,341	13,566
Accrued expenses and other liabilities	5,474	5,862
Income taxes	216	273
Total current liabilities	25,769	21,667
Non-current liabilities:
Long-term debt	11,098	12,431
Deferred income taxes	1,785	1,815
Other non-current liabilities	4,795	5,522
Total non-current liabilities	17,678	19,768
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at August 31, 2019 and 2018	12	12
Paid-in capital	10,639	10,493
Retained earnings	35,815	33,551
Accumulated other comprehensive loss	(3,897)	(3,002)
Treasury stock, at cost; 277,126,116 shares at August 31, 2019 and 220,380,200 shares at August 31, 2018	(19,057)	(15,047)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	23,512	26,007
Noncontrolling interests	641	682
Total equity	24,152	26,689
Total liabilities and equity	$67,598	$68,124

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended August 31, 2019, 2018 and 2017
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Employee stock loan receivable	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2016	1,082,986,591	$12	$(4,934)	$10,111	$(1)	$(2,992)	$27,684	$401	$30,281
Net earnings	—	—	—	—	—	—	4,078	23	4,101
Other comprehensive income (loss), net of tax	—	—	—	—	—	(59)	—	(36)	(95)
Dividends declared and distributions	—	—	—	—	—	—	(1,625)	(98)	(1,723)
Treasury stock purchases	(64,589,677)	—	(5,220)	—	—	—	—	—	(5,220)
Employee stock purchase and option plans	5,452,156	—	183	34	1	—	—	—	218
Stock-based compensation	—		—	91	—	—	—	—	91
Noncontrolling interests acquired and arising on business combinations	—	—	—	103	—	—	—	518	621
August 31, 2017	1,023,849,070	$12	$(9,971)	$10,339	$—	$(3,051)	$30,137	$808	$28,274
Net earnings	—	—	—	—	—	—	5,024	7	5,031
Other comprehensive income (loss), net of tax	—	—	—	—	—	49	—	1	50
Dividends declared and distributions	—	—	—	—	—	—	(1,610)	(138)	(1,748)
Treasury stock purchases	(76,069,557)	—	(5,228)	—	—	—	—	—	(5,228)
Employee stock purchase and option plans	4,353,905	—	152	22	—	—	—	—	174
Stock-based compensation	—	—	—	130	—	—	—	—	130
Noncontrolling interests contribution and other	—	—	—	2	—	—	—	4	6
August 31, 2018	952,133,418	$12	$(15,047)	$10,493	$—	$(3,002)	$33,551	$682	$26,689
Net earnings	—	—	—	—	—	—	3,982	(20)	3,962
Other comprehensive income (loss), net of tax	—	—	—	—	—	(896)	—	(13)	(909)
Dividends declared and distributions	—	—	—	—	—	—	(1,629)	(3)	(1,632)
Treasury stock purchases	(61,723,456)	—	(4,160)	—	—	—	—	—	(4,160)
Employee stock purchase and option plans	4,977,540	—	150	24	—	—	—	—	174
Stock-based compensation	—	—	—	119	—	—	—	—	119
Adoption of new accounting standards	—	—	—	—	—	—	(88)	—	(88)
Noncontrolling interests contribution and other	—	—	—	3	—	—	(1)	(5)	(3)
August 31, 2019	895,387,502	$12	$(19,057)	$10,639	$—	$(3,897)	$35,815	$641	$24,152

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended August 31, 2019, 2018 and 2017
(in millions, except per share amounts)

	2019	2018	2017
Sales	$136,866	$131,537	$118,214
Cost of sales	106,790	100,745	89,052
Gross profit	30,076	30,792	29,162

Selling, general and administrative expenses	25,242	24,694	23,813
Equity earnings in AmerisourceBergen	164	191	135
Operating income	4,998	6,289	5,484

Other income	233	302	62
Earnings before interest and income tax provision	5,231	6,591	5,546

Interest expense, net	704	616	693
Earnings before income tax provision	4,527	5,975	4,853
Income tax provision	588	998	760
Post tax earnings from other equity method investments	23	54	8
Net earnings	3,962	5,031	4,101
Net (loss) earnings attributable to noncontrolling interests	(20)	7	23
Net earnings attributable to Walgreens Boots Alliance, Inc.	$3,982	$5,024	$4,078

Net earnings per common share:
Basic	$4.32	$5.07	$3.80
Diluted	$4.31	$5.05	$3.78

Weighted average common shares outstanding:
Basic	921.5	991.0	1,073.5
Diluted	923.5	995.0	1,078.5

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended August 31, 2019, 2018 and 2017
(in millions)

	2019	2018	2017
Comprehensive income:
Net earnings	$3,962	$5,031	$4,101

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(149)	240	73
Unrealized gain on cash flow hedges	60	3	4
Unrecognized (loss) on available-for-sale investments	—	—	(2)
Share of other comprehensive income (loss) of equity method investments	(1)	5	(1)
Currency translation adjustments	(820)	(198)	(169)
Total other comprehensive income (loss)	(909)	50	(95)
Total comprehensive income	3,053	5,081	4,006

Comprehensive income (loss) attributable to noncontrolling interests	(33)	8	(13)
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$3,086	$5,073	$4,019

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2019, 2018 and 2017
(in millions)

	2019	2018	2017
Cash flows from operating activities:
Net earnings	$3,962	$5,031	$4,101
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,038	1,770	1,654
Gain on previously held equity interest	—	(337)	—
Deferred income taxes	100	(322)	(434)
Stock compensation expense	119	130	91
Equity earnings from equity method investments	(187)	(244)	(143)
Other	302	296	364
Changes in operating assets and liabilities:
Accounts receivable, net	(789)	(391)	(153)
Inventories	141	331	98
Other current assets	(112)	(22)	—
Trade accounts payable	954	1,352	1,684
Accrued expenses and other liabilities	(374)	287	(128)
Income taxes	(406)	694	44
Other non-current assets and liabilities	(154)	(311)	77
Net cash provided by operating activities	5,594	8,263	7,255

Cash flows from investing activities:
Additions to property, plant and equipment	(1,702)	(1,367)	(1,351)
Proceeds from sale leaseback transactions	3	—	444
Proceeds from sale of other assets	117	655	59
Business, investment and asset acquisitions, net of cash acquired	(741)	(4,793)	(88)
Other	16	4	93
Net cash used for investing activities	(2,307)	(5,501)	(843)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	536	586	33
Proceeds from debt	12,433	5,900	—
Payments of debt	(10,461)	(4,890)	(6,196)
Stock purchases	(4,160)	(5,228)	(5,220)
Proceeds related to employee stock plans	174	174	217
Cash dividends paid	(1,643)	(1,739)	(1,723)
Other	75	(98)	(45)
Net cash used for financing activities	(3,047)	(5,295)	(12,934)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	11	26
Changes in cash, cash equivalents and restricted cash
Net increase (decrease) in cash, cash equivalents, and restricted cash	232	(2,522)	(6,496)
Cash, cash equivalents and restricted cash at beginning of period	975	3,496	9,992
Cash, cash equivalents and restricted cash at end of period	$1,207	$975	$3,496

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of major accounting policies

Organization
Walgreens Boots Alliance and its subsidiaries are a global leader in retail and wholesale pharmacy. Its operations are conducted through three reportable segments: Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale. See note 16, segment reporting and note 17, sales, for further information.

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

Certain amounts in the Consolidated Financial Statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts for fiscal 2019.

Cash and cash equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less. Credit and debit card receivables, which generally settle within two to seven business days, of $90 million and $127 million were included in cash and cash equivalents at August 31, 2019 and 2018, respectively.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. At August 31, 2019 and 2018, the amount of such restricted cash was $184 million and $190 million, respectively, and is reported in other current assets on the Consolidated Balance Sheets.

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members. Trade receivables were $6.0 billion and $5.4 billion at August 31, 2019 and August 31, 2018, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see note 18, related parties), were $1.2 billion at August 31, 2019 and 2018.

Charges to allowance for doubtful accounts are based on estimates of recoverability using both historical write-offs and specifically identified receivables. The allowance for doubtful accounts for trade receivables at August 31, 2019 and August 31, 2018 was $95 million and $75 million, respectively.

Inventories
The Company values inventories on a lower of cost and net realizable value or market basis. Inventories include product costs, inbound freight, direct labor, warehousing costs for retail pharmacy operations, overhead costs relating to the manufacture and distribution of products and vendor allowances not classified as a reduction of advertising expense.

The Company’s Retail Pharmacy USA segment inventory is accounted for using the last-in-first-out (“LIFO”) method. The total carrying value of the segment inventory accounted for under the LIFO method was $6.6 billion and $6.7 billion at

August 31, 2019 and 2018, respectively. At August 31, 2019 and 2018, Retail Pharmacy USA segment inventory would have been greater by $3.2 billion and $3.0 billion, respectively, if they had been valued on a lower of first-in-first-out (“FIFO”) cost and net realizable value.

The Company’s Retail Pharmacy International and Pharmaceutical Wholesale segments’ inventory is primarily accounted for using the FIFO method. The total carrying value of the inventory for Retail Pharmacy International and Pharmaceutical Wholesale segments was $2.7 billion and $2.8 billion at August 31, 2019 and 2018, respectively.

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

	Estimated useful life	2019	2018
Land and land improvements	20	$3,507	$3,593
Buildings and building improvements	3 to 50	8,023	7,874
Fixtures and equipment	3 to 20	9,786	9,750
Capitalized system development costs and software	3 to 8	2,770	2,464
Capital lease properties		703	743
		24,789	24,424
Less: accumulated depreciation and amortization		11,310	10,513
Balance at end of year		$13,478	$13,911

The Company capitalizes application development stage costs for internally developed software. These costs are amortized over a three to eight year period. Amortization expense for capitalized system development costs and software was $273 million in fiscal 2019, $254 million in fiscal 2018 and $245 million in fiscal 2017. Unamortized costs were $1.5 billion at August 31, 2019 and 2018.

Depreciation and amortization expense for property, plant and equipment including capitalized system development costs and software was $1.5 billion in fiscal 2019, $1.4 billion in fiscal 2018 and $1.3 billion in fiscal 2017.

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

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. As part of the Company’s impairment analysis, fair value of a reporting unit is determined using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. See note 6, goodwill and other intangible assets, for additional disclosure regarding the Company’s intangible assets.

Equity method investments
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, legal form of the investee (e.g. limited liability partnership), representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.

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

Liabilities for facility closings
The Company provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. The liability for facility closings, including locations closed under the Company’s restructuring actions, was $993 million as of August 31, 2019 and $964 million as of August 31, 2018. See note 4, leases, for further information.

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

The Company funds its pension plans in accordance with applicable regulations. The Company records the service cost component of net pension cost and net postretirement benefit cost in selling, general and administrative expenses. The Company records all other net cost components of net pension cost and net postretirement benefit cost in other income (expense). The postretirement healthcare plan is not funded.

See note 13, retirement benefits, for further information.

Noncontrolling interests
The Company presents noncontrolling interests as a component of equity on its Consolidated Balance Sheets and reports the portion of its earnings or loss for noncontrolling interest as net earnings attributable to noncontrolling interests in the Consolidated Statements of Earnings.

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

Revenue recognition
Sales are recognized at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring control of goods or services to the customer. Sales are reported on the gross amount billed to a customer less discounts if it has earned revenue as a principal from the sale of goods and services. Sales are reported on the net amount retained (that is, the amount billed to the customer less the amount paid to a vendor) if it has earned a commission or a fee as an agent.

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

Loyalty programs and gift cards
The Company’s loyalty rewards programs represent a separate performance obligation and are accounted for using the deferred revenue approach. When goods are sold, the transaction price is allocated between goods sold and loyalty points awarded based upon the relative standalone selling price. The revenue allocated to the loyalty points is recognized upon redemption. Loyalty programs breakage is recognized as revenue based on the redemption pattern.

Customer purchases of gift cards are not recognized as revenue until the card is redeemed. Gift card breakage (i.e., unused gift card) is recognized as revenue based on the redemption pattern.

Cost of sales
Cost of sales includes the purchase price of goods and cost of services rendered, store and warehouse inventory loss, inventory obsolescence and supplier rebates. In addition to product costs, cost of sales includes warehousing costs for retail operations, purchasing costs, freight costs, cash discounts and vendor allowances.

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

Advertising costs
Advertising costs, which are reduced by the portion funded by vendors, are expensed as incurred or when services have been received. Net advertising expenses, which are included in selling, general and administrative expenses, were $585 million in fiscal 2019, $665 million in fiscal 2018 and $571 million in fiscal 2017.

Impairment of long-lived assets
The Company tests long-lived assets for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value, which is primarily based on the discounted estimated future cash flows. Impairment charges included in selling, general and administrative expenses were $260 million in fiscal 2019. Impairment charges recognized in fiscal 2018 and 2017 were $57 million and $234 million, respectively.

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

Income taxes
The Company accounts for income taxes according to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

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

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. Outstanding options to purchase common shares that were anti-dilutive and excluded from earnings per share totaled 14.9 million, 10.1 million and 3.9 million in fiscal 2019, 2018 and 2017, respectively.

New accounting pronouncements

Adoption of new accounting pronouncements
Presentation of net periodic pension cost and net periodic postretirement benefit cost
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item in the statement of earnings as other compensation costs arising from services rendered by the related employees during the period. All other net cost components are required to be presented in the statement of earnings separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of earnings to present the other net cost components must be disclosed in the notes to the financial statements. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) on a retrospective basis and the adoption did not have a material impact on the Company's results of operations, cash flows or financial position. The impact on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $125 million and $73 million for the fiscal years ended August 31, 2018 and 2017, respectively.

The following is a reconciliation of the effect of the reclassification of all other net cost components (excluding service cost component) of net pension cost and net postretirement benefit cost from selling, general and administrative expenses to other income (expense) in the Company’s Consolidated Statements of Earnings (in millions):

	As reported	Adjustments	As revised
Twelve months ended August 31, 2018
Selling, general and administrative expenses	$24,569	$125	$24,694
Operating income	6,414	(125)	6,289
Other income (expense)	177	125	302
Twelve months ended August 31, 2017
Selling, general and administrative expenses	$23,740	$73	$23,813
Operating income	5,557	(73)	5,484
Other income (expense)	(11)	73	62

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

The following is a reconciliation of the effect on the relevant line items on the Consolidated Statements of Cash Flows for the twelve months ended August 31, 2018 and 2017 as a result of adopting this new accounting guidance (in millions):

	As reported	Adjustments	As revised
Twelve months ended August 31, 2018
Trade accounts payable	$1,323	$29	$1,352
Accrued expenses and other liabilities	281	6	287
Other non-current assets and liabilities	(275)	(36)	(311)
Net cash provided by operating activities	8,265	(2)	8,263

Effect of exchange rate changes on cash, cash equivalents and restricted cash	15	(4)	11
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,516)	(6)	(2,522)
Cash, cash equivalents and restricted cash at beginning of period	3,301	195	3,496
Cash, cash equivalents and restricted cash at end of period	$785	$190	$975

	As reported	Adjustments	As revised
Twelve months ended August 31, 2017
Trade accounts payable	$1,690	$(6)	$1,684
Accrued expenses and other liabilities	(128)	—	(128)
Other non-current assets and liabilities	67	10	77
Net cash provided by operating activities	7,251	4	7,255

Effect of exchange rate changes on cash, cash equivalents and restricted cash	20	6	26
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,506)	10	(6,496)
Cash, cash equivalents and restricted cash at beginning of period	9,807	185	9,992
Cash, cash equivalents and restricted cash at end of period	$3,301	$195	$3,496

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

Classification of certain cash receipts and cash payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayments or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims, and distributions received from equity method investees. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) and adoption did not have a material impact on the Company’s Statement of Cash Flows.

Revenue recognition on contracts with customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequently, the FASB issued additional ASUs, which further clarify this guidance. This ASU provides a single principles-based revenue recognition model with a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this new accounting guidance on September 1, 2018 (fiscal 2019) using the modified retrospective transition approach for all contracts and the adoption did not have a material impact on the Company’s results of operations. The adoption mainly resulted in changes to recognition of revenues related to loyalty programs and gift cards breakage. Prior to adoption, the Company used the cost approach to account for loyalty programs. Upon adoption, the Company uses the deferred revenue approach. Prior to adoption, gift card breakage was primarily recognized at point of sale. Upon adoption, all gift card breakage is recognized based on the redemption pattern. The changes in accounting for loyalty programs and gift card breakage resulted in a cumulative transition adjustment of $98 million in retained earnings. See note 17, sales, for additional disclosures. See the updated accounting policy for revenue recognition and loyalty programs in the revenue recognition section above.

Classification and measurement of financial instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Subsequently, the FASB issued additional ASUs, which further clarify this guidance. This ASU requires equity investments (except those under the equity method of accounting or those that result in the consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost less impairment, if any, and changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This simplifies the impairment assessment of equity investments previously held at cost. Separate presentation of financial assets and liabilities by measurement category is required. The Company adopted this new accounting guidance as of September 1, 2018 (fiscal 2019) and adoption did not have a material impact on the Company’s results of operations, cash flows or financial position. The new guidance was applied on a modified retrospective basis, with the exception of the amendments related to the measurement alternative for equity investments without readily determinable fair values, which was applied on a prospective basis.

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

Contributions made
In June 2018, the FASB issued ASU 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (Topic 958). This ASU clarifies and improves guidance about whether a transfer of assets (or reduction of liabilities) is a contribution or an exchange transaction, and whether a contribution is conditional. The ASU applies to all entities, including business entities, that receive or make contributions of cash or other assets, including promises to give. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020) and must be applied on a prospective basis in the period of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position or results of operations.

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

Accounting for reclassification of certain tax effects from accumulated other comprehensive income
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU addresses the income tax effects of items in accumulated other comprehensive income (“AOCI”) which were originally recognized in other comprehensive income, rather than in income from continuing operations. Specifically, it permits a reclassification from AOCI to retained earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the U.S. tax law changes enacted in December 2017. It also requires certain disclosures about these reclassifications. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. tax law changes are recognized. The Company does not expect this adoption will have a material impact on the Company’s financial position.

Financial instruments - credit losses
In June 2016, the FASB issued ASU 2016-13: Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021), and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position or results of operations.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. Subsequently, the FASB has issued additional ASUs which further clarify this guidance. This ASU increases the transparency and comparability of organizations by requiring the capitalization of substantially all leases on the balance sheet and disclosures of key information about leasing arrangements. Under this new guidance, at the lease commencement date, a lessee recognizes a right- of-use asset and lease liability, which is initially measured at the present value of the future lease payments. For income statement purposes, a dual model was retained for lessees, requiring leases to be classified as either operating or finance leases. Under the operating lease model, lease expense is recognized on a straight-line basis over the lease term. Under the finance lease model, interest on the lease liability is recognized separately from amortization of the right-of-use asset. In addition, a new ASU was issued in July 2018, to provide relief to companies from restating the comparative periods.

The Company adopted this new accounting standard on September 1, 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning retained earnings. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected a package of practical expedients permitted under the transition guidance, which among other things, allows the carryforward of historical lease classification. The adoption of this new accounting standard is expected to result in recognition of lease liabilities of approximately $24 billion and recognition of right-of-use assets of approximately $22 billion net of liabilities for facility closing, deferred rent, favorable lease interest intangible asset, unfavorable lease interest liability, lease incentives and prepaid rent as of August 31, 2019. The adoption is also expected to result in a decrease to retained earnings of approximately $0.4 billion due to transition date impairment of right-of-use assets related to previously impaired long-lived assets of approximately $0.8 billion net of tax, partially offset by de-recognition of deferred gains on historical sale and leaseback transactions of approximately $0.4 billion net of tax.

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

As of May 31, 2019, the Company completed the analysis to assign fair values for assets acquired and liabilities assumed for the acquired stores. During the fiscal year ended August 31, 2019, the Company recorded certain measurement period adjustments based on additional information primarily to other non-current liabilities, intangible assets and deferred income taxes, which did not have a material impact on goodwill. The following table summarizes the consideration paid and the amounts of identified assets acquired and liabilities assumed for purchase of 1,932 stores as of the fiscal year ended August 31, 2019.

Consideration	$4,330

Identifiable assets acquired and liabilities assumed
Inventories	$1,171
Property, plant and equipment	490
Intangible assets	2,039
Accrued expenses and other liabilities	(55)
Deferred income taxes	291
Other non-current liabilities	(937)
Total identifiable net assets	$2,999
Goodwill	$1,331

The identified definite-lived intangible assets were as follows:

Definite-lived intangible assets	Weighted-average useful life (in years)	Amount (in millions)
Customer relationships	12	$1,800
Favorable lease interests	10	219
Trade names	2	20
Total		$2,039

Consideration includes cash of $4,157 million and the fair value of the option granted to Rite Aid to become a member of the Company’s group purchasing organization, Walgreens Boots Alliance Development GmbH. The fair value for this option was determined using the income approach methodology. The fair value estimates are based on the market compensation for such services and appropriate discount rate, as relevant, that market participants would consider when estimating fair values. During fiscal 2019, this option was terminated resulting in recognition of a gain in other income (expense).

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

The following table presents supplemental unaudited pro forma consolidated sales for the fiscal year ended 2018 and 2017 as if all 1,932 stores were acquired on September 1, 2016. Pro forma net earnings of the Company, assuming these purchases had occurred at the beginning of each period presented, would not be materially different from the results reported. See note 3, exit and disposal activities, for additional information. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the purchases occurred at the beginning of the periods presented or results which may occur in the future.

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

The Company acquired the first distribution center and related inventory for cash consideration of $61 million during the twelve months ended August 31, 2019. The transition of the remaining two distribution centers and related inventory remains subject to closing conditions set forth in the amended and restated asset purchase agreement.

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

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory in Retail Pharmacy USA for the aggregate purchase price of $304 million during the twelve months ended August 31, 2019.

Note 3. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that is expected to deliver in excess of $1.5 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). As of the date of this report, the Company now expects to deliver in excess of $1.8 billion of annual cost savings by fiscal 2022. The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken initial actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores which includes plans to close approximately 200 stores in the United Kingdom and approximately 200 locations in the United States.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its GAAP financial results of approximately $1.9 billion to $2.4 billion, of which $1.6 billion to $2.0 billion are expected to be recorded as exit and disposal activities.

Costs related to exit and disposal activities under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses included in the fiscal year ended August 31, 2019 were as follows (in millions):

Twelve Months Ended August 31, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$5	$19	$1	$25
Asset impairment[1]	95	67	98	260
Employee severance and business transition costs	42	34	49	125
Information technology transformation and other exit costs	5	10	7	22
Total pre-tax exit and disposal charges	$147	$130	$154	$432

[1]	Primarily includes write down of leasehold improvements, certain software and inventory.

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Employee severance and other exit costs	Asset Impairments	Lease obligations and other real estate costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2018	$—	$—	$—	$—	$—
Costs	125	260	25	22	432
Payments	(69)	—	(8)	(13)	(90)
Other - non cash	—	(260)	—	(6)	(265)
Currency translation adjustments	1	—	—	—	1
Balance at August 31, 2019	$57	$—	$17	$4	$78

Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. As of the date of this report, the Company expects to close approximately 750 stores, of which the majority have been closed as part of this program. The actions under the Store Optimization Program commenced in March 2018 and are expected to be complete by end of fiscal 2020.

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

Since approval of the Store Optimization Program, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP totaling $296 million, which were primarily recorded within selling, general and administrative expenses. These charges included $138 million related to lease obligations and other real estate costs and $158 million employee severance and other exit costs.

Costs related to the Store Optimization Program, which were primarily recorded in selling, general and administrative expenses for the Company's Retail Pharmacy USA segment included in the fiscal years ended August 31, 2019 and 2018, are as follows (in millions):

	2019	2018
Lease obligations and other real estate costs	$119	$19
Employee severance and other exit costs	77	81
Total costs	$196	$100

The changes in liabilities related to the Store Optimization Program for the fiscal years ended August 31, 2019 and 2018 include the following (in millions):

	Lease obligations and other real estate costs	Employee severance and other exit costs	Total
Balance at August 31, 2017	$—	$—	$—
Costs	19	81	100
Payments	(18)	(60)	(78)
Other - non cash[1]	307	—	307
Balance at August 31, 2018	$308	$21	$329
Costs	119	77	196
Payments	(171)	(69)	(240)
Other - non cash[1]	152	(7)	144
Balance at August 31, 2019	$407	$22	$429

[1]	Primarily represents unfavorable lease liabilities from acquired Rite Aid stores.

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

The changes in liabilities related to the Cost Transformation Program include the following (in millions):

	Real estate costs	Severance and other business transition and exit costs	Total
Balance at August 31, 2017	$521	$79	$600
Payments	(139)	(68)	(207)
Other - non cash	32	(3)	29
Currency translation adjustments	—	(1)	(1)
Balance at August 31, 2018	$414	$7	$421
Payments	(86)	(4)	(90)
Other - non cash	59	—	59
Balance at August 31, 2019	$387	$3	$390

Total costs by segment, which were primarily recorded in selling, general and administrative expenses included in the fiscal year ended August 31, 2017 are as follows (in millions):

Fiscal year ended 2017	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$272	$21	$2	$295
Real estate costs	372	—	—	372
Severance and other business transition and exit costs	87	46	35	168
Total costs	$731	$67	$37	$835

Note 4. Leases

The following table is a summary of the future minimum lease payments as of August 31, 2019 (in millions):

	Finance lease obligation	Capital lease	Operating lease[1]
2020	$21	$59	$3,484
2021	21	60	3,323
2022	20	58	3,124
2023	20	57	2,943
2024	20	58	2,771
Later	209	801	16,623
Total minimum lease payments	$311	$1,093	$32,268

[1]	Includes $1.6 billion of minimum rental commitments on closed locations

The capital and finance lease amounts include $683 million of imputed interest. Total minimum lease payments have not been reduced by minimum sublease rentals of $344 million due in the future under non-cancelable subleases.

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs. Historically, the Company has entered into several sale-leaseback transactions. In fiscal 2019, proceeds from sale-leaseback transactions were not material. In fiscal 2018, the Company did not record any proceeds from sale-leaseback transactions. In fiscal 2017, the Company recorded proceeds from sale-leaseback transactions of $444 million.

In fiscal 2019, 2018 and 2017, the Company recorded charges of $185 million, $129 million and $394 million, respectively, for closed or relocated facilities. These charges are reported in selling, general and administrative expenses in the Consolidated Statements of Earnings.

The changes in liability for facility closings and related lease termination charges include the following (in millions):

	2019	2018
Balance at beginning of period	$964	$718
Provision for present value of non-cancelable lease payments on closed facilities	90	52
Changes in assumptions	56	19
Accretion expense	39	58
Other - non cash[1]	160	338
Cash payments, net of sublease income	(316)	(221)
Balance at end of period	$993	$964

1 Primarily unfavorable lease liabilities from acquired Rite Aid stores.

Rental expense, which includes common area maintenance, insurance and taxes, where appropriate, was as follows (in millions):

	2019	2018	2017
Minimum rentals	$3,622	$3,447	$3,259
Contingent rentals	74	68	59
Less: sublease rental income	(66)	(67)	(55)
	$3,631	$3,448	$3,263

Note 5. Equity method investments

Equity method investments as of August 31, 2019 and 2018 were as follows (in millions, except percentages):

	2019		2018
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,211	27%	$5,138	26%
Others	1,640	8% - 50%	1,472	8% - 50%
Total	$6,851		$6,610

AmerisourceBergen Corporation (“AmerisourceBergen”) investment
As of August 31, 2019 and 2018, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 27% and 26% of the outstanding AmerisourceBergen common stock, respectively. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Statements of Earnings. The financial performance of AmerisourceBergen, including any charges which may arise relating to its ongoing opioid litigation, will impact the Company’s results of operations.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at August 31, 2019 and 2018 were $4.7 billion and $5.1 billion, respectively. As of August 31, 2019, the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation (“Guangzhou Pharmaceuticals”) and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; its investment in Sinopharm Holding Guoda Drugstores Co., Ltd., the Company's retail pharmacy investment in China, the Company’s investment in BioScrip (resulting from its merger with Option Care Inc.) and PharMerica Corporation in the United States.

The Company reported $23 million, $53 million and $8 million of post-tax equity earnings from other equity method investments, including equity method investments classified as operating, for the fiscal years ended 2019, 2018 and 2017, respectively.

During the fiscal year ended August 31, 2018, the Company recorded an impairment of $170 million in its equity interest in Guangzhou Pharmaceuticals, which was included in other income (expense) in the Consolidated Statement of Earnings. The fair value of the Company’s equity interest in Guangzhou Pharmaceuticals was determined using the proposed sale price and thus represents Level 3 measurement. During the fiscal year ended August 31, 2018, the Company completed the sale of a 30 percent interest in Guangzhou Pharmaceuticals to its joint venture partner Guangzhou Baiyunshan Pharmaceutical Holdings resulting in a $172 million reduction in carrying value and a $8 million cumulative translation adjustment loss. In July 2018, the Company completed the sale of its minority equity interest in Premise Health Holding Corp., resulting in an after-tax gain on disposition of $245 million and a reduction in carrying value of $76 million.

Summarized financial information
Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Balance sheet (in millions)

	Year ended August 31,
	2019	2018
Current assets	$36,523	$34,493
Non-current assets	15,710	14,971
Current liabilities	35,857	34,055
Non-current liabilities	9,633	8,759
Shareholders’ equity[1]	6,743	6,650

Statements of earnings (in millions)

	Year ended August 31,
	2019	2018	2017
Sales	$197,237	$179,887	$164,844
Gross profit	7,516	6,875	5,958
Net earnings	1,037	1,315	1,040
Share of earnings from equity method investments	187	245	143

[1]	Shareholders’ equity at August 31, 2019 and 2018 includes $411 million and $445 million, respectively, related to noncontrolling interests.

The summarized financial information for equity method investments has been included on an aggregated basis for all investments as reported at the end of each fiscal year end.

Note 6. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. Based on this annual evaluation as of June 1, 2019 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 9% to approximately 269%. The fair value of the Boots reporting unit, within the Retail Pharmacy International segment, is in excess of its carrying value by approximately 9%. As at August 31, 2019, the carrying value of the goodwill of the Boots reporting unit is $2.6 billion. The fair values of certain indefinite-lived intangibles within the Boots reporting unit exceeded their carrying amounts ranging from approximately 3% to approximately 29%, except for the pharmacy licenses. As at August 31, 2019, the carrying value of these indefinite-lived intangibles within the Boots reporting unit is $6.9 billion. As a result of an annual evaluation, during the three months ended August 31, 2019, the Company recorded an impairment of $73 million on its pharmacy licenses in the Boots reporting unit, which was included in selling, general and administrative expenses in the Consolidated Statement of Earnings. The fair value of pharmacy licenses was determined using excess earnings method and thus represents Level 3 measurement.

The Company continues to closely monitor industry and market trends and the impact it may have on the Boots reporting unit and indefinite-lived intangibles as the challenging market conditions in the UK continued to impact the operating performance of the Boots reporting unit during the three months ended August 31, 2019.

The fair value for each reporting unit is estimated using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures. Indefinite-lived intangible assets fair values are estimated using the relief from royalty method and excess earnings method of the income approach. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as our profitability. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.

Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2017	$9,139	$3,392	$3,101	$15,632
Acquisitions	1,344	—	4	1,348
Currency translation adjustments	—	(22)	(44)	(66)
August 31, 2018	$10,483	$3,370	$3,061	$16,914
Acquisitions	8	—	—	8
Dispositions	—	(9)	—	(9)
Currency translation adjustments	—	(182)	(171)	(353)
August 31, 2019	$10,491	$3,179	$2,890	$16,560

In fiscal 2019, the Company completed the analysis to assign fair values for assets acquired and liabilities assumed for the acquired Rite Aid stores resulting in decreases to goodwill of $13 million. In fiscal 2018, the Company purchased 1,932 stores from Rite Aid for total consideration of $4.3 billion, resulting in an increase of $1,344 million to goodwill and $2,054 million to intangible assets during the year. See note 2, acquisitions, for additional information.

The carrying amount and accumulated amortization of intangible assets consists of the following (in millions):

	August 31, 2019	August 31, 2018
Gross amortizable intangible assets
Customer relationships and loyalty card holders[1]	$4,290	$4,235
Favorable lease interests and non-compete agreements	654	680
Trade names and trademarks	461	489
Purchasing and payer contracts	382	390
Total gross amortizable intangible assets	5,787	5,794

Accumulated amortization
Customer relationships and loyalty card holders[1]	$1,262	$997
Favorable lease interests and non-compete agreements	410	359
Trade names and trademarks	250	206
Purchasing and payer contracts	99	78
Total accumulated amortization	2,021	1,640
Total amortizable intangible assets, net	$3,766	$4,154

Indefinite-lived intangible assets
Trade names and trademarks	$5,232	$5,557
Pharmacy licenses	1,878	2,072
Total indefinite-lived intangible assets	$7,110	$7,629

Total intangible assets, net	$10,876	$11,783

1 Includes purchased prescription files.

Amortization expense for intangible assets was $552 million, $493 million and $385 million in fiscal 2019, 2018 and 2017, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at August 31, 2019 is as follows (in millions):

	2020	2021	2022	2023	2024
Estimated annual amortization expense	$478	$433	$412	$378	$357

Note 7. Debt

Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted)

	August 31, 2019	August 31, 2018
Short-term debt [1]
Commercial paper	$2,400	$430
Credit facilities[2]	1,624	999
$8 billion note issuance[3,4]
2.700% unsecured notes due 2019	1,250	—
$1 billion note issuance[5]
5.250% unsecured notes due 2019[6]	—	249
Other[7]	464	288
Total short-term debt	$5,738	$1,966

Long-term debt [1]
$6 billion note issuance[3,4]
3.450% unsecured notes due 2026	$1,890	$1,888
4.650% unsecured notes due 2046	591	590
$8 billion note issuance[3,4]
2.700% unsecured notes due 2019	—	1,248
3.300% unsecured notes due 2021	1,247	1,245
3.800% unsecured notes due 2024	1,992	1,990
4.500% unsecured notes due 2034	495	495
4.800% unsecured notes due 2044	1,492	1,492
£700 million note issuance[3,4]
2.875% unsecured Pound sterling notes due 2020	488	517
3.600% unsecured Pound sterling notes due 2025	365	387
€750 million note issuance[3,4]
2.125% unsecured Euro notes due 2026	824	868
$4 billion note issuance[3,5]
3.100% unsecured notes due 2022	1,197	1,196
4.400% unsecured notes due 2042	493	492
Other[8]	25	23
Total long-term debt, less current portion	$11,098	$12,431

[1]
Carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt has been translated using the spot rates at August 31, 2019 and 2018, respectively.

[2]	Credit facilities primarily include debt outstanding under the various credit facilities described in more detail below.

[3]
The $6 billion, $8 billion, £0.7 billion, €0.75 billion, and $4 billion note issuances as of August 31, 2019 had a fair value and carrying value of $2.6 billion and $2.5 billion, $6.8 billion and $6.5 billion, $0.9 billion and $0.9 billion, $0.9 billion and $0.8 billion, $1.7 billion and $1.7 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the August 31, 2019 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of August 31, 2019.

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

At August 31, 2019, the future maturities of short-term and long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations (see note 4, leases, for the future lease obligation maturities), consisted of the following (in millions):

Amount
2020	$5,752
2021	491
2022	1,250
2023	1,200
2024	—
Later	8,223
Total estimated future maturities	$16,916

August 2019 Revolving Credit Agreements
On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. As of August 31, 2019, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements.

January 2019 364-Day Revolving Credit Agreement
On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364-Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. As of August 31, 2019, there were no borrowings outstanding under the January 364-Day Revolving Credit Agreement.

December 2018 Revolving Credit Agreement
On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. As of August 31, 2019, there were $0.3 billion borrowings outstanding under the December 2018 Revolving Credit Agreement.

December 2018 Credit Agreement
On December 5, 2018, Walgreens Boots Alliance entered into a $1.0 billion term loan credit agreement (as amended, the “December 2018 Credit Agreement”) with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. The December 2018 Credit Agreement is a senior unsecured revolving facility with a facility termination date of the earlier of (a) January 29, 2021, subject to extension thereof pursuant to the December 2018 Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Credit Agreement. As of August 31, 2019, there were $0.8 billion of borrowings outstanding under the December 2018 Credit Agreement.

November 2018 Credit Agreement
On November 30, 2018, the Company entered into a credit agreement (as amended, the “November 2018 Credit Agreement”) with the lenders from time to time party thereto and, on March 25, 2019, the Company entered into an amendment to such credit agreement reflecting certain changes to the borrowing notice provisions thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. As of August 31, 2019, there were $0.5 billion borrowings outstanding under the November 2018 Credit Agreement.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of August 31, 2019, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

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

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $2.7 billion at a weighted average interest rate of 3.07% for the fiscal year ended August 31, 2019. The Company had average daily commercial paper outstanding of $1.4 billion at a weighted average interest rate of 2.11% for the fiscal year ended August 31, 2018.

Interest
Interest paid was $676 million in fiscal 2019, $577 million in fiscal 2018 and $643 million in fiscal 2017.

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

The notional amount and fair value of derivative instruments outstanding were as follows (in millions):

August 31, 2019	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swap	$800	$73	Other non-current assets
Foreign currency forwards	18	1	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	3,485	87	Other current assets
Foreign currency forwards	707	6	Other current liabilities

August 31, 2018	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$250	$1	Other non-current liabilities
Foreign currency forwards	$15	—	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	3,273	52	Other current assets
Foreign currency forwards	825	4	Other current liabilities

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

	Location in Consolidated Statements of Earnings	2019	2018	2017
Foreign currency forwards	Selling, general and administrative expense	$139	$17	$11
Foreign currency forwards	Other income (expense)	(18)	22	(48)

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 -	Observable inputs other than quoted prices in active markets.

Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$217	$217	$—	$—
Investments in equity securities[2]	5	5	—	—
Foreign currency forwards[3]	88	—	88	—
Cross Currency interest rate swaps[4]	73	—	73	—
Liabilities:
Foreign currency forwards[3]	6	—	6	—

	August 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$227	$227	$—	$—
Available-for-sale investments[2]	1	1	—	—
Foreign currency forwards[3]	52	—	52	—
Liabilities:
Interest rate swaps[4]	1	—	1	—
Foreign currency forwards[3]	4	—	4	—

[1]	Money market funds are valued at the closing price reported by the fund sponsor.

[2]	Fair values of quoted investments are based on current bid prices as of August 31, 2019 and 2018.

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

There were no transfers between Levels in fiscal 2019 or 2018.

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

Note 10. Commitments and contingencies

The Company is involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, subpoenas, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax and other governmental authorities, arising in the normal course of the Company’s business, including the matters described below. Legal proceedings, in general, and securities, class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. Gain contingencies, if any, are recognized when they are realized.

Like other companies in the retail pharmacy and pharmaceutical wholesale industries, the Company is subject to extensive regulation by national, state and local government agencies in the United States and other countries in which it operates. There continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding, the Company’s and the rest of the health care and related industry’s business, compliance and reporting practices. As a result, the Company regularly is the subject of government actions of the types described above. The Company also may be named from time to time in qui tam actions initiated by private third parties. In such actions, the private parties purport to act on behalf of federal or state governments, allege that false claims have been submitted for payment by the government and may receive an award if their claims are successful. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on his or her own purporting to act on behalf of the government.

The results of legal proceedings, including government investigations, are often uncertain and difficult to predict, and the costs incurred in these matters can be substantial, regardless of the outcome. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company believes that its defenses and assertions in pending legal proceedings have merit and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s consolidated financial position. However, substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid. In addition, as a result of governmental investigations or proceedings, the Company may be subject to damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs.

On December 29, 2014, a putative shareholder filed a derivative action in federal court in the Northern District of Illinois against certain current and former directors and officers of Walgreen Co., and Walgreen Co. as a nominal defendant, arising out of certain public statements the Company made regarding its former fiscal 2016 goals. The action asserts claims for breach of fiduciary duty, waste and unjust enrichment. On April 10, 2015, the defendants filed a motion to dismiss. On May 18, 2015, the case was stayed in light of a securities class action that was filed on April 10, 2015. After a ruling issued on September 30, 2016 in the securities class action, which is described below, on November 3, 2016, the Court entered a stipulation and order extending the stay until the resolution of the securities class action.

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed a consolidated class action complaint on August 17, 2015, and defendants moved to dismiss the complaint on October 16, 2015. On September 30, 2016, the Court issued an order granting in part and denying in part defendants’ motion to dismiss. Defendants filed their answer to the complaint on November 4, 2016 and filed an amended answer on January 16, 2017. Plaintiff filed its motion for class certification on April 21, 2017. The Court granted plaintiffs’ motion on March 29, 2018 and merits discovery is proceeding. On December 19, 2018, plaintiffs filed a first amended complaint and defendants moved to dismiss the new complaint on February 19, 2019. On September 23, 2019, the Court issued an order granting in part and denying in part defendants’ motion to dismiss.

On December 11, 2017, purported Rite Aid shareholders filed an amended complaint in a putative class action lawsuit in the United States District Court for the Middle District of Pennsylvania (the “M.D. Pa. action”) arising out of transactions contemplated by the merger agreement between the Company and Rite Aid. The amended complaint alleged that the Company and certain of its officers made false or misleading statements regarding the transactions. The Court denied the Company’s motion to dismiss the amended complaint on April 15, 2019. The Company filed an answer and affirmative defenses, discovery commenced, and plaintiffs have filed a motion for class certification. The Company’s response to that motion is due on November 21, 2019.

In June 2019, a Fred’s, Inc. shareholder filed a nearly identical lawsuit to the M.D. Pa. action in the United States District Court for the Western District of Tennessee, except naming Fred’s, Inc. and one of its former officers along with the Company and certain of its officers. Lead plaintiffs will file an amended complaint on or before November 4, 2019.

As previously disclosed, the Company was also named as a defendant in a putative class action lawsuit similar to the M.D. Pa. action filed in State of Pennsylvania in the Court of Common Pleas of Cumberland County, which was terminated by the court for lack of prosecution in November 2018.

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation (“MDL”), captioned In re National Prescription Opiate Litigation (MDL No. 2804), is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in a subset of the cases included in this MDL. The first trial in the MDL that had been scheduled for October 2019 was terminated. The MDL court will address next steps in a scheduling conference that has not yet been set. The Company also has been named as a defendant in numerous lawsuits brought in state courts relating to opioid matters. The relief sought by various plaintiffs is compensatory and punitive damages, as well as injunctive relief. Additionally, the Company has received from the Attorney Generals of several states subpoenas, civil investigative demands, and/or other requests concerning opioid matters.

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

Note 11. Income taxes

U.S. tax law changes
In connection with the U.S. tax law changes enacted in December 2017 and in accordance with SEC Staff Accounting Bulletin 118 (SAB 118), the Company completed its analysis of the income tax effects of the U.S. tax law changes during the three months ended February 28, 2019. The incremental net tax benefit recorded upon completion of the analysis of the income tax effects of the U.S. tax law changes was not material to our Consolidated Financial Statements.

In fiscal 2018, as a direct result of the U.S. tax law changes, the Company performed preliminary analysis and recorded a provisional estimated net tax benefit of $125 million. This provisional net tax benefit arose from a benefit of $648 million from re-measuring the Company’s net U.S. deferred tax liabilities, partially offset by the Company’s accrual for the transition tax and other U.S. tax law changes of $523 million. In fiscal 2019, the Company finalized its provisional estimates and recognized incremental net income tax expense, which was not material to our Consolidated Financial Statements, upon completing the accounting related to the U.S. tax law changes, primarily related to the refinement of the transition tax expense on the one-time mandatory repatriation of previously untaxed earnings of foreign subsidiaries.

The U.S. tax law changes include broad and complex changes. Among other things, the U.S. tax law changes reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018 and required companies to immediately accrue for a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, which is generally payable over an eight-year period. The U.S. tax law changes modified the taxation of foreign earnings, repealed the deduction for domestic production activities, limited interest deductibility and established a global intangible low tax income (GILTI) regime.

The lower corporate income tax rate of 21% became effective January 1, 2018 and was phased in as a result of our August 31 fiscal year-end. This resulted in a blended U.S. statutory federal tax rate of approximately 26% for fiscal 2018. This statutory federal tax rate is 21% for fiscal 2019 and subsequent fiscal years, which provided a benefit to the Company’s fiscal 2019 tax provision of approximately $89 million.

During 2019, the U.S. Treasury Department issued regulations to apply retroactively covering certain components of the 2017 U.S. tax law changes. Certain guidance included in these regulations is inconsistent with the Company’s interpretation that led to the recognition of $247 million of tax benefits in prior periods. Despite this new guidance, the Company remains confident in its interpretation of the U.S. tax law changes and intends to defend this position through litigation, if necessary. However, if the Company is ultimately unsuccessful in defending its position, it may be required to reverse all or a portion of the benefits previously recorded.

By establishing the GILTI regime, the Act created a minimum tax on certain foreign sourced earnings. The taxability of the foreign earnings and the applicable tax rates are dependent on future events. The Company’s accounting policy for the minimum tax on foreign sourced earnings is to report the tax effects on the basis that the minimum tax will be recognized in tax expense in the year it is incurred as a period expense.

As the Company repatriates the undistributed earnings of its foreign subsidiaries for use in the United States, the earnings from its foreign subsidiaries will generally not be subject to U.S. federal tax. The Company continuously evaluates the amount of foreign earnings that are not necessary to be permanently reinvested in its foreign subsidiaries.

The components of earnings before income tax provision were (in millions):

	2019	2018	2017
U.S.	$1,898	$3,292	$1,953
Non–U.S.	2,629	2,683	2,900
Total	$4,527	$5,975	$4,853

The provision for income taxes consists of the following (in millions):

	2019	2018	2017
Current provision
Federal	$201	$866	$759
State	46	103	45
Non–U.S.	241	353	390
	488	1,322	1,194
Deferred provision
Federal – tax law change	—	(648)	—
Federal – excluding tax law change	151	304	(306)
State	4	78	(24)
Non–U.S. – tax law change	—	—	(80)
Non–U.S. – excluding tax law change	(55)	(58)	(24)
	100	(324)	(434)
Income tax provision	$588	$998	$760

The difference between the statutory federal income tax rate and the effective tax rate is as follows:

	2019	2018	2017
Federal statutory rate	21.0%	25.7%	35.0%
State income taxes, net of federal benefit	0.9	2.3	0.3
Foreign income taxed at non-U.S. rates	(2.1)	(12.2)	(11.8)
Non-taxable income	(3.5)	(5.2)	(5.3)
Non-deductible expenses	0.5	2.1	1.5
Transition tax	—	12.4	—
Tax law changes	(0.4)	(10.9)	(1.6)
Change in valuation allowance[1]	1.9	8.7	0.7
Tax credits	(4.8)	(6.9)	(2.9)
Other	(0.5)	0.7	(0.2)
Effective income tax rate	13.0%	16.7%	15.7%

1 Net of changes in related tax attributes.

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	2019	2018
Deferred tax assets:
Compensation and benefits	133	152
Insurance	90	74
Accrued rent	219	271
Allowance for doubtful accounts	13	27
Tax attributes	6,687	2,351
Stock compensation	45	44
Deferred income	115	110
Other	78	44
	7,380	3,073
Less: valuation allowance	6,638	2,226
Total deferred tax assets	742	847
Deferred tax liabilities:
Accelerated depreciation	475	603
Inventory	394	301
Intangible assets	1,116	1,234
Equity method investment	481	459
	2,466	2,597
Net deferred tax liabilities	$1,724	$1,750

As of August 31, 2019, the Company has recorded deferred tax assets for tax attributes of $6.7 billion, primarily reflecting the benefit of $3.1 billion in U.S. federal, $159 million in state and $23.7 billion in non-U.S. ordinary and capital losses. In addition, these deferred tax assets include $61 million of income tax credits. Of these deferred tax assets, $6.4 billion will expire at various dates from 2020 through 2036. The residual deferred tax assets of $248 million have no expiry date.

The Company believes it is more likely than not that the benefit from certain deferred tax assets will not be realized. In recognition of this risk, the Company has recorded a valuation allowance of $6.6 billion against those deferred tax assets as of August 31, 2019.

Income taxes paid, net of refunds were $0.9 billion, $0.6 billion and $1.1 billion for fiscal years 2019, 2018 and 2017, respectively.

ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statement of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction. As of August 31, 2019, unrecognized tax benefits of $499 million were reported as long-term liabilities on the Consolidated Balance Sheets while an immaterial amount is reported as current tax liabilities. Both of these amounts include interest and penalties, when applicable.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2019	2018	2017
Balance at beginning of year	$456	$409	$269
Gross increases related to tax positions in a prior period	33	123	151
Gross decreases related to tax positions in a prior period	(53)	(15)	(36)
Gross increases related to tax positions in the current period	26	29	33
Settlements with taxing authorities	(2)	(87)	(2)
Currency	—	—	(1)
Lapse of statute of limitations	(5)	(3)	(5)
Balance at end of year	$455	$456	$409

At August 31, 2019, 2018 and 2017, $311 million, $331 million and $286 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized. During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $16 million due to anticipated tax audit settlements and the expirations of statutes of limitations associated with tax positions related to multiple tax jurisdictions.

The Company recognizes interest and penalties in the income tax provision in its Consolidated Statements of Earnings. At August 31, 2019 and August 31, 2018, the Company had accrued interest and penalties of $47 million and $87 million, respectively. For the year ended August 31, 2019, the amount reported in income tax expense related to interest and penalties was $40 million income tax benefit.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various states and multiple foreign jurisdictions. It is generally no longer under audit examinations for U.S. federal income tax purposes for any years prior to fiscal 2014. With few exceptions, it is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2007. In foreign tax jurisdictions, the Company is generally no longer subject to examination by the tax authorities in the United Kingdom prior to 2015, Luxembourg prior to 2013, in Germany prior to 2014, in France prior to 2008 and in Turkey prior to 2014.

The Company has received tax holidays from Swiss cantonal income taxes relative to certain of its Swiss operations. The income tax holidays are expected to extend through September 2022. The holidays had a beneficial impact of $127 million and $127 million (inclusive of capital GILTI tax cost) during fiscal 2019 and 2018, respectively. This benefit is primarily included as part of the foreign income taxed at non-U.S. rates line in the effective tax rate reconciliation table above.

At August 31, 2019, it is not practicable for the Company to determine the amount of the unrecognized deferred tax liability it has with respect to temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

Note 12. Stock compensation plans

The Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (the “Omnibus Plan”), which became effective in fiscal 2013, provides for incentive compensation to the Company’s non-employee directors, officers and employees and consolidates several previously existing equity compensation plans into a single plan.

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

Total stock-based compensation expense for fiscal 2019, 2018 and 2017 was $119 million, $130 million and $91 million, respectively. The recognized tax benefit was $43 million, $43 million and $78 million for fiscal 2019, 2018 and 2017, respectively. Unrecognized compensation cost related to non-vested awards at August 31, 2019 was $172 million, which will be recognized over three years.

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

The following tables present classes of defined benefit pension plan assets by fair value hierarchy (in millions):

	August 31, 2019	Level 1	Level 2	Level 3
Equity securities:
Equity securities[1]	$1,006	$—	$1,005	$—

Debt securities:
Fixed interest government bonds[2]	489	148	341	—
Index linked government bonds[2]	3,861	3,824	37	—
Corporate bonds[3]	2,390	1	2,389	—

Real estate:
Real estate[4]	471	—	—	471

Other:
Other investments[5]	914	63	516	335

Total	$9,131	$4,036	$4,288	$806

	August 31, 2018	Level 1	Level 2	Level 3
Equity securities:
Equity securities[1]	$1,030	$—	$1,030	$—

Debt securities:
Fixed interest government bonds[2]	901	—	901	—
Index linked government bonds[2]	2,880	—	2,880	—
Corporate bonds[3]	2,542	—	2,536	6

Real estate:
Real estate[4]	501	—	—	501

Other:
Other investments[5]	822	64	531	227

Total	$8,676	$64	$7,878	$734

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

[2]
Debt securities: government bonds comprise fixed interest and index linked bonds issued by central governments and are valued based on quotes received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type, as well as dealer-supplied prices. Certain government bonds which were categorized as Level 2 investments in fiscal 2018 were deemed to be classified as Level 1 in fiscal 2019.

[3]	Debt securities: corporate bonds comprise bonds issued by corporations in both segregated and commingled funds and are valued using recently executed transactions, or quoted market prices for similar assets and liabilities in active markets, or for identical assets and liabilities in markets that are not active. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices. Certain corporate bonds which were categorized as Level 2 investments in fiscal 2018 were deemed to be classified as Level 1 in fiscal 2019.

[4]
Real estate comprises investments in certain property funds which are valued based on the underlying properties. These properties are valued using a number of standard industry techniques such as cost, discounted cash flows, independent appraisals and market based comparable data. Real estate investments are categorized as Level 3 investments. Changes in Level 3 investments during fiscal 2019 were driven by actual return on plan assets still held at August 31, 2019 and purchases during the year.

[5]
Other investments mainly comprise cash and cash equivalents, derivatives and direct private placements. Cash is categorized as a Level 1 investment and cash in commingled funds is categorized as Level 2 investments. Cash equivalents are valued using observable yield curves, discounting and interest rates and are categorized as Level 2 investments. Derivatives which are exchange-traded and for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market, or exchange on which they are traded, and are categorized as Level 1 investments. Over-the-counter derivatives typically are valued by independent pricing services and are categorized as Level 2 investments. Direct private placements are typically bonds valued by reference to comparable bonds and are categorized as Level 3 investments. Changes in Level 3 investments during fiscal 2019 were primarily driven by purchases during the year.

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Boots and other pension plans
	2019	2018	2017
Service costs	$4	$5	$5
Interest costs	196	193	174
Expected returns on plan assets/other	(246)	(209)	(146)
Total net periodic pension (income) cost	$(46)	$(11)	$33

Change in benefit obligations for the defined benefit pension plans (in millions):

	2019	2018
Benefit obligation at beginning of year	$8,293	$8,880
Service costs	4	5
Interest costs	196	193
Amendments/other	22	(4)
Net actuarial loss (gain)	1,212	(466)
Benefits paid	(363)	(398)
Currency translation adjustments	(530)	83
Benefit obligation at end of year	$8,834	$8,293

Change in plan assets for the defined benefit pension plans (in millions):

	2019	2018
Plan assets at fair value at beginning of year	$8,676	$8,980
Employer contributions	38	65
Benefits paid	(363)	(398)
Return on assets/other	1,333	(55)
Currency translation adjustments	(552)	84
Plan assets at fair value at end of year	$9,131	$8,676

Amounts recognized in the Consolidated Balance Sheets (in millions):

	2019	2018
Other non-current assets	$486	$554
Accrued expenses and other liabilities	(6)	(7)
Other non-current liabilities	(183)	(164)
Net asset (liability) recognized at end of year	$297	$383

Cumulative pre-tax amounts recognized in accumulated other comprehensive (income) loss (in millions):

	2019	2018
Net actuarial (gain) loss	$92	$(27)
Prior service cost	24	—
Total	116	(27)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans, including accumulated benefit obligations in excess of plan assets, at August 31 were as follows (in millions):

	2019	2018
Projected benefit obligation	$8,834	$8,293
Accumulated benefit obligation	8,823	8,285
Fair value of plan assets	9,131	8,676

Pension plans with projected benefit obligation and accumulated benefit obligations in excess of plan assets were not material for periods presented.

Estimated future benefit payments for the next 10 years from defined benefit pension plans to participants are as follows (in millions):

Estimated future benefit payments
2020	$261
2021	253
2022	265
2023	276
2024	288
2025-2029	1,629

The assumptions used in accounting for the defined benefit pension plans were as follows:

	2019	2018
Weighted-average assumptions used to determine benefit obligations
Discount rate	1.80%	2.67%
Rate of compensation increase	2.91%	2.68%

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	1.58%	2.12%
Expected long-term return on plan assets	3.10%	2.27%
Rate of compensation increase	2.68%	2.64%

Based on current actuarial estimates, the Company plans to make contributions of $27 million to its defined benefit pension plans in fiscal 2020 and expects to make contributions beyond 2020, which will vary based upon many factors, including the performance of the defined benefit pension plan assets.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $239 million, $217 million and $221 million in fiscal 2019, 2018 and 2017, respectively. The Company’s contributions were $234 million, $366 million and $220 million in fiscal 2019, 2018 and 2017, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized in the Consolidated Statement of Earnings was $124 million in fiscal 2019, $142 million in fiscal 2018 and $112 million in fiscal 2017.

Postretirement healthcare plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. An amendment to this plan during the fourth quarter of fiscal 2018 resulted in a reduction in the benefit plan obligation of $201 million and the recognition of a curtailment gain of $112 million. An amendment during the third quarter of fiscal 2017 resulted in the recognition of a curtailment gain of $109 million. The Company’s postretirement health benefit plan obligation was $161 million and $146 million in fiscal 2019 and 2018, respectively and is not funded. The expected benefit to be paid net of the estimated federal subsidy during fiscal year 2020 is $8 million.

Note 14. Capital stock

In connection with the Company’s capital policy, the Board of Directors has authorized share repurchase programs. In April 2017, Walgreens Boots Alliance authorized a stock repurchase program (the “April 2017 stock repurchase program”), which authorized the repurchase of up to $1.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on December 31, 2017. In May 2017, the Company completed the April 2017 stock repurchase program, purchasing 11.8 million shares. In June 2017, Walgreens Boots Alliance authorized a new stock repurchase program, which authorized the repurchase of up to $5.0 billion of Walgreens Boots Alliance common stock prior to the program’s expiration on August 31, 2018, which authorization was increased by an additional $1.0 billion in October 2017 (as expanded, the “June 2017 stock repurchase program”). The June 2017 stock repurchase program was completed in October 2017. In June 2018, Walgreens Boots Alliance authorized a new stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock, which program has no specified expiration date. The Company purchased 57 million and 72 million shares under stock repurchase programs in fiscal 2019 and 2018 at a cost of $3.8 billion and $4.9 billion, respectively.

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

In addition, the Company continued to repurchase shares to support the needs of the employee stock plans. Shares totaling $339 million were purchased to support the needs of the employee stock plans during fiscal 2019 as compared to $289 million and $457 million in fiscal 2018 and fiscal 2017, respectively. At August 31, 2019, 25 million shares of common stock were reserved for future issuances under the Company’s various employee benefit plans.

Note 15. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for fiscal 2019, 2018 and 2017 (in millions):

	Pension/post-retirement obligations	Unrecognized gain (loss) on available-for-sale investments	Unrealized gain (loss) on cash flow hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2016	$(212)	$2	$(37)	$(1)	$(2,744)	$(2,992)
Other comprehensive income (loss) before reclassification adjustments	(34)	(2)	—	(1)	(133)	(170)
Amounts reclassified from AOCI[1]	109	—	5	—	—	114
Tax benefit (provision)	(2)	—	(1)	—	—	(3)
Net change in other comprehensive income (loss)	73	(2)	4	(1)	(133)	(59)
Balance at August 31, 2017	$(139)	$—	$(33)	$(2)	$(2,877)	$(3,051)
Other comprehensive income (loss) before reclassification adjustments	417	—	—	(4)	(207)	206
Amounts reclassified from AOCI[1]	(120)	—	4	11	8	(97)
Tax benefit (provision)	(57)	—	(1)	(2)	—	(60)
Net change in other comprehensive income (loss)	240	—	3	5	(199)	49
Balance at August 31, 2018	$101	$—	$(30)	$3	$(3,076)	$(3,002)
Other comprehensive income (loss) before reclassification adjustments	(162)	—	74	(1)	(801)	(889)
Amounts reclassified from AOCI	(17)	—	5	—	—	(12)
Tax benefit (provision)	30	—	(19)	—	(6)	5
Net change in other comprehensive income (loss)	(149)	—	60	(1)	(807)	(896)
Balance at August 31, 2019	$(48)	$—	$31	$3	$(3,884)	$(3,897)

[1]	Includes amendment to U.S. postretirement healthcare plan resulting in a curtailment gain. See note 13, retirement benefits.

Note 16. Segment reporting

The Company has aligned its operations into three reportable segments: Retail Pharmacy USA, Retail Pharmacy International and Pharmaceutical Wholesale. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s operating segments. The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included.

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

The following table reflects results of operations of the Company's reportable segments (in millions):

	For the years ending August 31,
	2019	2018	2017
Sales:
Retail Pharmacy USA	$104,532	$98,392	$87,302
Retail Pharmacy International	11,462	12,281	11,813
Pharmaceutical Wholesale	23,053	23,006	21,188
Eliminations[1]	(2,180)	(2,142)	(2,089)
Walgreens Boots Alliance, Inc.	$136,866	$131,537	$118,214
Adjusted Operating income:[2]
Retail Pharmacy USA	$5,255	$5,814	$5,606
Retail Pharmacy International	747	929	939
Pharmaceutical Wholesale	939	936	922
Eliminations[1]	1
Walgreens Boots Alliance, Inc.	$6,942	$7,679	$7,467
Depreciation and amortization:
Retail Pharmacy USA	$1,459	$1,196	$1,090
Retail Pharmacy International	429	419	414
Pharmaceutical Wholesale	150	155	150
Walgreens Boots Alliance, Inc.	$2,038	$1,770	$1,654
Capital expenditures:
Retail Pharmacy USA	$1,323	$1,022	$860
Retail Pharmacy International	275	241	384
Pharmaceutical Wholesale	104	104	107
Walgreens Boots Alliance, Inc.	$1,702	$1,367	$1,351

The following table reconciles adjusted operating income to operating income (in millions):

	For the years ending August 31,
	2019	2018	2017
Adjusted operating income[2]	$6,942	$7,679	$7,467
Acquisition-related amortization and impairment[3]	(567)	(448)	(332)
Transformational cost management	(477)	—	—
Acquisition-related costs	(303)	(231)	(474)
Adjustments to equity earnings in AmerisourceBergen	(233)	(175)	(187)
Store optimization	(196)	(100)	—
LIFO provision	(136)	(84)	(166)
Certain legal and regulatory accruals and settlements[4]	(31)	(284)	—
Asset recovery	—	15	11
Hurricane-related costs	—	(83)	—
Cost Transformation	—	—	(835)
Operating income[2]	$4,998	$6,289	$5,484

[1]	Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

[2]
The Company adopted new accounting guidance in Accounting Standards Update 2017-07 as of September 1, 2018 (fiscal 2019) on a retrospective basis for the Consolidated Statements of Earnings presentation. See note 1, summary of major accounting policies, for further information.

[3]
Includes impairment of $73 million for indefinite-lived pharmacy licenses intangible asset recorded during the three months ended August 31, 2019, in the Boots reporting unit within the Retail Pharmacy International segment.

[4]
Beginning in the quarter ended August 31, 2018, management reviewed and refined its practice to include all charges related to the matters included in certain legal and regulatory accruals and settlements. This non-GAAP measure is presented on a consistent basis for fiscal year 2019.

No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. Substantially all of our retail pharmacy sales are to customers covered by third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. In the Retail Pharmacy USA segment, two third-party payers, in the aggregate accounted for approximately 22% of the Company’s consolidated sales in fiscal 2019 and three third-party payers, in the aggregate accounted for approximately 32% of the Company’s consolidated sales in fiscal 2018. No third-party payer accounted for more than 10% of the Company’s consolidated sales in fiscal 2017.

Geographic data for sales is as follows (in millions):

	2019	2018	2017
United States	$104,532	$98,392	$87,302
United Kingdom	12,729	13,297	12,552
Europe (excluding the United Kingdom)	17,009	17,594	16,224
Other	2,597	2,254	2,136
Sales	$136,866	$131,537	$118,214

Geographic data for long-lived assets, defined as property, plant and equipment, is as follows (in millions):

	2019	2018
United States	$10,598	$10,678
United Kingdom	2,162	2,458
Europe (excluding the United Kingdom)	521	576
Other	197	199
Total long-lived assets	$13,478	$13,911

Note 17. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	For the years ending August 31,
	2019	2018	2017
Retail Pharmacy USA
Pharmacy	$77,192	$71,055	$60,608
Retail	27,340	27,337	26,695
Total	104,532	98,392	87,302

Retail Pharmacy International
Pharmacy	4,080	4,360	4,180
Retail	7,382	7,921	7,633
Total	11,462	12,281	11,813

Pharmaceutical Wholesale	23,053	23,006	21,188

Eliminations[1]	(2,180)	(2,142)	(2,089)

Walgreens Boots Alliance, Inc.	$136,866	$131,537	$118,214

[1]	Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

Contract balances with customers
Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example the Company’s Balance Rewards® and Boots Advantage Card loyalty programs. Under such programs, customers earn reward points on purchases for redemption at a later date. See note 1, summary of major accounting policies, for further information on receivables from contracts with customers.

Note 18. Related parties

The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations. Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Related party transactions with AmerisourceBergen (in millions):

	2019	2018	2017
Purchases, net	$57,429	$53,161	$43,571

Trade accounts payable, net	$6,484	$6,274	$4,384

Note 19. Supplementary financial information

Summary of Quarterly Results (Unaudited)
(in millions, except per share amounts)

	Quarter ended
	November	February	May	August	Fiscal year
Fiscal 2019
Sales	$33,793	$34,528	$34,591	$33,954	$136,866
Gross profit	7,641	7,754	7,453	7,228	30,076
Net earnings attributable to Walgreens Boots Alliance, Inc.	1,123	1,156	1,025	677	3,982

Net earnings per common share:
Basic	$1.18	$1.25	$1.13	$0.75	$4.32
Diluted	1.18	1.24	1.13	0.75	4.31

Cash dividends declared per common share	$0.440	$0.440	$0.440	$0.458	$1.778

Fiscal 2018
Sales	$30,740	$33,021	$34,334	$33,442	$131,537
Gross profit	7,341	8,096	7,780	7,575	30,792
Net earnings attributable to Walgreens Boots Alliance, Inc.	821	1,349	1,342	1,512	5,024

Net earnings per common share:
Basic	$0.82	$1.36	$1.35	$1.55	$5.07
Diluted	0.81	1.36	1.35	1.55	5.05

Cash dividends declared per common share	$0.400	$0.400	$0.400	$0.440	$1.640

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2019. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting, as stated in its report which is included herein.

/s/	Stefano Pessina	/s/	James Kehoe
	Stefano Pessina		James Kehoe
	Executive Vice Chairman and Chief Executive Officer		Executive Vice President and Global Chief Financial Officer

October 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walgreens Boots Alliance, Inc. and subsidiaries (the "Company") as of August 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill and Indefinite-Lived Intangible Assets Impairment Evaluation - Boots Reporting Unit and Boots Indefinite-lived Intangible Assets - Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of the fair value of each reporting unit or asset to its carrying value. The Company uses the income and the market approaches to estimate the fair value of its reporting units in its goodwill impairment analysis. The income approach requires management to make a number of assumptions for each reporting unit including annual assumptions on future revenue growth, earnings before interest, taxes, depreciation and amortization (EBITDA) margins and discount rates. The market approach requires management to estimate fair value using comparable marketplace fair value data from within a comparable industry group. The Company primarily uses the multi-period excess earnings model and the relief from royalty model to estimate the fair value of the indefinite-lived intangible assets. Changes in assumptions or the selection of companies in the comparable industry group could have a significant impact on the valuation of the reporting units and the amount of a goodwill or indefinite-lived intangible asset impairment charge, if any.

The Company’s goodwill balance was $16.6 billion as of August 31, 2019, of which $2.6 billion was allocated to the Boots Reporting Unit. Management’s estimate of the fair value of the Boots Reporting Unit is in excess of its carrying value by approximately 9% and, therefore, no impairment was recognized for the year ended August 31, 2019.

The Company’s indefinite-lived intangible assets balance was $7.1 billion as of August 31, 2019, of which $6.9 billion represented Boots indefinite-lived intangible assets. The fair value of the Boots indefinite-lived intangible assets is in excess of their carrying value by approximately 3% to approximately 29%, except for the Pharmacy License intangible, for which the Company recorded a $73 million impairment for the year ended August 31, 2019.

Management has made significant judgments to estimate the fair value of the Boots Reporting Unit and the Boots indefinite-lived intangible assets. Given the small difference between their fair values and carrying values, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions of future revenue growth, EBITDA margins, the selection of the discount rate, the selection of the royalty rates for the Boots trade name indefinite-lived intangible assets, and the market multiple selected for the Boots Reporting Unit, specifically due to the sensitivity of the Boots Reporting Unit and Boots indefinite-lived intangible assets to changes in the British economy, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of goodwill for the Boots Reporting Unit and the Boots indefinite-lived intangible assets included the following, among others:

•
We tested the effectiveness of controls over the goodwill and intangible asset impairment analyses, including those over the development of forecasts of future revenues, EBITDA margins, and the selection of royalty rates, market multiples, and discount rates.

•	We evaluated management’s ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management’s historical forecasts.

•	We evaluated the reasonableness of management’s forecasts of future revenues and EBITDA margins by performing certain procedures, including:

–	Comparing the forecasts to internal communications to management and the Board of Directors.

–	Comparing the forecasts to third-party economic research, including discussions with our economic and industry specialists.

•	We performed sensitivity analyses to evaluate the risk of impairment if key assumptions are changed.

•
We evaluated, with the assistance of our fair value specialists, the (1) valuation methodology used for the Boots Reporting Unit goodwill and the Boots indefinite-lived intangible assets and (2) the reasonableness of the related discount rates, by performing certain procedures, including:

–	Comparing the valuation methodologies used to generally accepted valuation practices for each asset type.

–	Evaluating the appropriateness of the Company’s selection of companies in its industry comparable group for comparability to the Boots Reporting Unit.

–	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

–	Developing an independent discount rate and comparing it to the discount rate selected by management.

Income Taxes - Uncertain Tax Positions - Refer to Notes 1 and 11 to the financial statements
Critical Audit Matter Description
The Company has a complex legal structure involving numerous domestic and foreign locations with constantly changing tax laws and regulations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate whether it is more likely to be sustained than not on the basis of its technical merits. The Company recognizes a benefit for tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The Company establishes a liability for unrecognized tax benefits that do not meet this threshold. The evaluation of each uncertain tax position requires management to apply specialized skill, knowledge, and significant judgment related to the identified position. The Company’s liability for unrecognized tax benefits as of August 31, 2019 was $455 million.

Because of the numerous taxing jurisdictions in which the Company files its tax returns and the complexity of tax laws and regulations, auditing uncertain tax positions and the determination of whether the more likely than not threshold was met requires a high degree of auditor judgment and increased extent of effort, including the involvement of our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to unrecognized tax benefits included the following, among others:

•	We tested the effectiveness of controls over income taxes, including those over identifying uncertain tax positions and measuring liabilities.

•	We evaluated, with the assistance of our tax specialists, a selection of underlying tax positions to evaluate the more likely than not principle as it applied to the specific underlying tax position.

•	We evaluated, with the assistance of our tax specialists, the Company’s unrecognized tax positions by performing the following:

–
Obtaining management and third-party opinions or memoranda regarding the analysis of uncertain tax positions and identifying the key judgments and evaluating whether the analysis was consistent with our interpretation of the relevant laws and regulations.

–	Evaluating the basis for certain intercompany transactions, such as transfer pricing, by comparison to economic studies performed by management and third-party data.

–	Evaluating the matters raised by tax authorities in former and ongoing tax audits and considering the implications of these matters on open tax years.

–	Assessing changes and interpretation of applicable tax law.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 28, 2019
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Walgreens Boots Alliance, Inc. and subsidiaries (the “Company”) as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2019, of the Company and our report dated October 28, 2019, expressed an unqualified opinion on those financial statements.

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
October 28, 2019

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended August 31, 2019 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are implementing a new enterprise resource planning (ERP) system which affects many of our financial processes. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting.

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

Item 9B.  Other information
On October 22, 2019, the Compensation and Leadership Performance Committee of the Board of Directors of the Company approved forms of grant agreement for future use under the amended and restated Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan. These forms are attached to this Annual Report on Form 10-K as: Exhibit 10.3 (form of Performance Share Award agreement); Exhibit 10.6 (form of Stock Option Award agreement); Exhibit 10.20 (form of Restricted Stock Unit Award agreement); Exhibit 10.29 (form of Stock Option Award agreement under UK Sub-plan); Exhibit 10.10 (form of Performance Share Award agreement for CEO); Exhibit 10.14 (form of Stock Option Award agreement for CEO); Exhibit 10.18 (form of Restricted Stock Unit Award agreement for CEO); and Exhibit 10.19 (form of Restricted Stock Unit Award agreement for Executive Chairman) hereto, and each of which are incorporated herein by reference.

On October 22, 2019, the Compensation and Leadership Performance Committee also approved an Amended and Restated Executive Deferred Profit-Sharing Plan that, among other things, allows for participant investment elections that are separate from the election opportunities available under the Walgreen Profit-Sharing Retirement Plan. The Committee also approved an extension of the Assignment Agreement of Alex Gourlay. The Amended and Restated Executive Deferred Profit-Sharing Plan and the extension of the Assignment Agreement are attached as Exhibit 10.43 and Exhibit 10.62, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

Item 10.  Directors, executive officers and corporate governance
The information required by Item 10, with the exception of the information relating to the executive officers of the Company, which is presented in part I above under the heading “Executive Officers of the Registrant,” is incorporated herein by reference to the following sections of the Company’s Proxy Statement relating to its next Annual Meeting of Stockholders (the “Proxy Statement”): Proposal–1 Election of Directors; Governance; and Delinquent Section 16(a) Reports.

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

The material incorporated herein by reference to the material under the caption “Compensation Committee Report” in the Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.

Item 12.  Security ownership of certain beneficial owners and management and related stockholder matters
The information required by Item 12 is incorporated herein by reference to the following sections of the Company’s Proxy Statement: Security Ownership of Certain Beneficial Owners and Management; and Equity Compensation Plan Information.

Item 13.  Certain relationships and related transactions and director independence
The information required by Item 13 is incorporated herein by reference to the following sections of the Company’s Proxy Statement: Related Party Transactions; Director Independence; and Governance.

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

Consolidated Balance Sheets at August 31, 2019 and 2018
Consolidated Statements of Equity, Earnings, Comprehensive Income and Cash Flows for the years ended August 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm
.

(2)	Financial statement schedules and supplementary information
Schedules I, II, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

(3)	Exhibits. Exhibits 10.1 through 10.62 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

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

2.2*
Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.

Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

2.3	Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.
Incorporated by reference to Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated December 23, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 24, 2014.
2.5	Amendment No. 2 to Agreement and Plan of Merger, dated December 29, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.
Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 (File No. 1-36759) filed with the SEC on December 30, 2014.

2.6*	Amended and Restated Asset Purchase Agreement, dated as of September 18, 2017, by and among Walgreens Boots Alliance, Inc., Walgreen Co. and Rite Aid Corporation	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 19, 2017.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated By-laws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-152315) filed with the SEC on July 14, 2008.
4.2	Form of Walgreen Co. 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.3	Form of Walgreen Co. 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.4	Form of Guarantee of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
4.5	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.6	Form of 2.700% Notes due 2019.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.7	Form of 3.300% Notes due 2021.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.8	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.9	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.10	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.11	Form of 2.875% Notes due 2020 (£).	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.12	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.13	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.14	Indenture, dated as of December 17, 2015, between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-208587) filed with the SEC on December 17, 2015.
4.15	Form of 3.450% Notes due 2026	Incorporated by reference to Exhibit 4.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.16	Form of 4.650% Notes due 2046	Incorporated by reference to Exhibit 4.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.17
Walgreen Co. Shareholders Agreement, dated as of August 2, 2012, among Walgreen Co., Stefano Pessina, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Kohlberg Kravis Roberts & Co. L.P. and certain other investors party thereto.
Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
4.18
Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.

Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

4.19
Amendment No. 2 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated December 31, 2014, as Amended by Amendment No. 1, dated as of August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Ontario Holdings WBS Limited, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.

Incorporated by reference to Exhibit E to the Schedule 13D filed by Alliance Santé Participations S.A. (File No. 005-88481) filed with the SEC on December 31, 2014).
4.20	Description of Registered Securities.	Filed herewith.
10.1	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 1, 2016).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.2	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 19, 2018.
10.3	Form of Performance Share Award agreement (effective October 2019).	Filed herewith
10.4	Form of Performance Share Award agreement (effective October 2018).
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.

10.5	Form of Performance Share Award agreement (effective October 2017).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.6	Form of Stock Option Award agreement (effective October 2019).	Filed herewith.
10.7	Form of Stock Option Award agreement (effective October 2018).
Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.

10.8	Form of Stock Option Award agreement (effective October 2017).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.9	Form of Stock Option Award agreement (effective July 2016).	Incorporated by reference to Exhibit 10.8 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.10	Form of Performance Share Award agreement for CEO (November 2019).	Filed herewith.
10.11	Form of Performance Share Award agreement for CEO (November 2018).
Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.

10.12	Form of Performance Share Award agreement for CEO (November 2017).
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 (File No. 1-36759) filed with the SEC on January 4, 2018.

10.13	Form of Performance Share Award agreement for CEO (November 2016).
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 (File No. 1-36759) filed with the SEC on January 5, 2017.

10.14	Form of Stock Option Award agreement for CEO (November 2019).	Filed herewith.
10.15	Form of Stock Option Award agreement for CEO (November 2018).
Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.

10.16	Form of Stock Option Award agreement for CEO (November 2017).
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 (File No. 1-36759) filed with the SEC on January 4, 2018.

10.17	Form of Stock Option Award agreement for CEO (November 2016).
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 (File No. 1-36759) filed with the SEC on January 5, 2017.

10.18	Form of Restricted Stock Unit Award agreement for CEO (November 2019).	Filed herewith.
10.19	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2019).	Filed herewith.
10.20	Form of Restricted Stock Unit agreement (effective October 2019)	Filed herewith.
10.21	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2018).
Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.

10.22	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2017).
Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 (File No. 1-36759) filed with the SEC on January 4, 2018.

10.23	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2016).
Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 (File No. 1-36759) filed with the SEC on January 5, 2017.

10.24	Form of Restricted Stock Unit Award agreement (September 2019).	Filed herewith.
10.25	Form of Restricted Stock Unit Award agreement for James Kehoe (June 2018).	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 11, 2018.
10.26	Form of Amendment to Stock Option Award agreements.	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (File No. 1-00604) filed with the SEC on October 20, 2014.
10.27	Amendments to certain Omnibus Plan Award agreements (October 2018).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.28	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.29	Form of Stock Option Award agreement under UK Sub-plan (effective October 2019).	Filed herewith.
10.30	Form of Stock Option Award agreement under UK Sub-plan (effective October 2018).
Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.

10.31	Form of Stock Option Award agreement under UK Sub-plan (effective October 2017).	Incorporated by reference to Exhibit 10.24 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.32	Form of Stock Option Award agreement under UK Sub-plan (effective July 2016).	Incorporated by reference to Exhibit 10.23 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.33	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.
10.34	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).
10.35	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.
10.36	Form of Restricted Stock Unit Award agreement (August 15, 2011 grants).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).
10.37	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.
10.38	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).
10.39	Amendment to the Walgreen Co. 2002 et. al. Executive Deferred Compensation/Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.40	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).
10.41	Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.
10.42	Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.
10.43	Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Filed herewith.
10.44	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).
10.45	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).
10.46	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).
10.47	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective August 6, 2019).	Filed herewith.
10.48	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.
Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.49	Offer letter agreement dated as of March 6, 2018 between James Kehoe and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.
10.50	Service Agreement between Boots UK Limited and Alex Gourlay, dated January 29, 2009.
Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.51	Letter Agreement between Alliance Boots Management Services Limited and Alex Gourlay, dated June 28, 2010.
Incorporated by reference to Exhibit 10.19 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.52	Employment Agreement between Alliance UniChem Plc and Ornella Barra dated December 10, 2002.
Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.53	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra, dated July 31, 2006.
Incorporated by reference to Exhibit 10.21 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.54	Novation of Service Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.
Incorporated by reference to Exhibit 10.22 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.55	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy	Incorporated by reference to Exhibit 10.68 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

10.56	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.57	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.	Incorporated by reference to Exhibit 10.53 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.58	Extension, dated January 27, 2016, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2016.
10.59	Extension, dated as of March 27, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).
Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 (File No. 1-36759) filed with the SEC on April 5, 2017.

10.60	Extension, dated as of July 13, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.62 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.61	Extension, dated as of August 1, 2018, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.8 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.62	Extension, effective as of October 22, 2019, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Filed herewith.
10.63	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
10.64	Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.65	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.66
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
10.67
Credit Agreement, dated as of November 30, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 6, 2018.
10.68
Term Loan Credit Agreement, dated as of December 5, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 6, 2018.
10.69	Revolving Credit Agreement, dated as of December 21, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 26, 2018.
10.70
364-Day Revolving Credit Agreement, dated as of January 18, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on January 22, 2019.

10.71
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

Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019 (File No. 1-36759) filed with the SEC on April 2, 2019.

10.72
Amendment No. 1 to Term Loan Credit Agreement, dated as of August 9, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Term Loan Credit Agreement, dated as of December 5, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on August 12, 2019
10.73
Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and HSBC Bank USA, N.A., as administrative agent, and HSBC Securities (USA), Inc., as sole lead arranger.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.
10.74
Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent and sole lead arranger.
Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.
10.75
Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and UniCredit Bank AG, New York Branch, as administrative agent.
Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.
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

WALGREENS BOOTS ALLIANCE, INC.

October 28, 2019	By:	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stefano Pessina	Executive Vice Chairman and Chief Executive Officer (Principal Executive Officer) and Director	October 28, 2019
Stefano Pessina

/s/ James Kehoe	Executive Vice President and Global Chief Financial Officer (Principal Financial Officer)	October 28, 2019
James Kehoe

/s/ Heather Dixon	Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	October 28, 2019
Heather Dixon

/s/ James A. Skinner	Executive Chairman	October 28, 2019
James A. Skinner

/s/ José E. Almeida	Director	October 28, 2019
José E. Almeida

/s/ Janice M. Babiak	Director	October 28, 2019
Janice M. Babiak

/s/ David J. Brailer	Director	October 28, 2019
David J. Brailer

/s/ William C. Foote	Director	October 28, 2019
William C. Foote

/s/ Ginger L. Graham	Director	October 28, 2019
Ginger L. Graham

/s/ John A. Lederer	Director	October 28, 2019
John A. Lederer

/s/ Dominic P. Murphy	Director	October 28, 2019
Dominic P. Murphy

/s/ Nancy M. Schlichting	Director	October 28, 2019
Nancy M. Schlichting