Form 10-Q
period 2019-11-30
Walgreens Boots Alliance, Inc.
filed 2020-01-08
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2019

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 31, 2019 was 885,861,624.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal proceedings	51
Item 1A.	Risk factors	51
Item 2.	Unregistered sales of equity securities and use of proceeds	51
Item 6.	Exhibits	51

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	November 30, 2019	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$811	$1,023
Accounts receivable, net	7,435	7,226
Inventories	10,536	9,333
Other current assets	822	1,118
Total current assets	19,604	18,700
Non-current assets:
Property, plant and equipment, net	13,620	13,478
Operating lease right-of-use assets	21,674	—
Goodwill	16,800	16,560
Intangible assets, net	11,055	10,876
Equity method investments (see note 5)	6,902	6,851
Other non-current assets	1,152	1,133
Total non-current assets	71,203	48,899
Total assets	$90,807	$67,598

Liabilities and equity
Current liabilities:
Short-term debt	$6,225	$5,738
Trade accounts payable (see note 16)	15,401	14,341
Operating lease obligation	2,288	—
Accrued expenses and other liabilities	5,370	5,474
Income taxes	210	216
Total current liabilities	29,494	25,769
Non-current liabilities:
Long-term debt	10,628	11,098
Operating lease obligation	21,894	—
Deferred income taxes	1,618	1,785
Other non-current liabilities	2,861	4,795
Total non-current liabilities	37,000	17,678
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at November 30, 2019 and August 31, 2019	12	12
Paid-in capital	10,648	10,639
Retained earnings	35,810	35,815
Accumulated other comprehensive loss	(3,313)	(3,897)
Treasury stock, at cost; 284,423,873 shares at November 30, 2019 and 277,126,116 shares at August 31, 2019	(19,496)	(19,057)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	23,661	23,512
Noncontrolling interests	653	641
Total equity	24,314	24,152
Total liabilities and equity	$90,807	$67,598
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three months ended November 30, 2019 and 2018
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2019	895,387,502	$12	$(19,057)	$10,639	$(3,897)	$35,815	$641	$24,152
Net earnings (loss)	—	—	—	—	—	845	(3)	842
Other comprehensive income (loss), net of tax	—	—	—	—	585	—	15	600
Dividends declared	—	—	—	—	—	(407)	—	(407)
Treasury stock purchases	(8,464,066)	—	(473)	—	—	—	—	(473)
Employee stock purchase and option plans	1,166,309	—	35	(20)	—	—	—	14
Stock-based compensation	—	—	—	28	—	—	—	28
Adoption of new accounting standards	—	—	—	—	—	(442)	—	(442)
November 30, 2019	888,089,745	$12	$(19,496)	$10,648	$(3,313)	$35,810	$653	$24,314

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2018	952,133,418	$12	$(15,047)	$10,493	$(3,002)	$33,551	$682	$26,689
Net earnings (loss)	—	—	—	—	—	1,123	(23)	1,100
Other comprehensive income (loss), net of tax	—	—	—	—	(229)	—	(3)	(232)
Dividends declared	—	—	—	—	—	(418)	(2)	(420)
Treasury stock purchases	(11,994,557)	—	(912)	—	—	—	—	(912)
Employee stock purchase and option plans	3,305,875	—	99	2	—	—	—	101
Stock-based compensation	—	—	—	27	—	—	—	27
Adoption of new accounting standards	—	—	—	—	—	(88)	—	(88)
November 30, 2018	943,444,736	$12	$(15,862)	$10,522	$(3,231)	$34,168	$654	$26,263

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended November 30,
	2019	2018
Sales	$34,339	$33,793
Cost of sales	27,077	26,152
Gross profit	7,263	7,641

Selling, general and administrative expenses	6,262	6,280
Equity earnings in AmerisourceBergen	13	39
Operating income	1,013	1,400

Other income	35	26
Earnings before interest and income tax provision	1,048	1,427

Interest expense, net	166	161
Earnings before income tax provision	882	1,265
Income tax provision	32	180
Post tax earnings (loss) from other equity method investments	(9)	15
Net earnings	842	1,100
Net loss attributable to noncontrolling interests	(3)	(23)
Net earnings attributable to Walgreens Boots Alliance, Inc.	$845	$1,123

Net earnings per common share:
Basic	$0.95	$1.18
Diluted	$0.95	$1.18

Weighted average common shares outstanding:
Basic	891.4	948.2
Diluted	892.6	951.4

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2019	2018
Comprehensive income:
Net earnings	$842	$1,100

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(7)	(4)
Unrealized gain (loss) on cash flow hedges	—	3
Net investment hedges	(42)	—
Share of other comprehensive income (loss) of equity method investments	(8)	1
Currency translation adjustments	657	(232)
Total other comprehensive income (loss)	600	(232)
Total comprehensive income	1,442	868

Comprehensive income (loss) attributable to noncontrolling interests	12	(26)
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$1,430	$894

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$842	$1,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	477	490
Deferred income taxes	(62)	24
Stock compensation expense	28	27
Equity (earnings) from equity method investments	(4)	(54)
Other	28	97
Changes in operating assets and liabilities:
Accounts receivable, net	(116)	(515)
Inventories	(1,099)	(1,424)
Other current assets	(5)	(83)
Trade accounts payable	924	1,097
Accrued expenses and other liabilities	45	(341)
Income taxes	2	94
Other non-current assets and liabilities	1	(54)
Net cash provided by operating activities	1,061	460

Cash flows from investing activities:
Additions to property, plant and equipment	(387)	(470)
Proceeds from sale-leaseback transactions	147	—
Proceeds from sale of other assets	22	30
Business, investment and asset acquisitions, net of cash acquired	(180)	(200)
Other	(4)	5
Net cash used for investing activities	(402)	(635)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	(392)	1,067
Proceeds from debt	5,072	1,085
Payments of debt	(4,702)	(545)
Stock purchases	(473)	(912)
Proceeds related to employee stock plans	14	101
Cash dividends paid	(410)	(422)
Other	24	16
Net cash (used for) provided by financing activities	(866)	390

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(6)
Changes in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	(206)	208
Cash, cash equivalents and restricted cash at beginning of period	1,207	975
Cash, cash equivalents and restricted cash at end of period	$1,000	$1,183

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting policies

Basis of presentation
The Consolidated Condensed Financial Statements of Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The Consolidated Condensed Financial Statements include all subsidiaries in which the Company holds a controlling interest. The Company uses the equity method of accounting for equity investments in less than majority-owned companies if the investment provides the ability to exercise significant influence. All intercompany transactions have been eliminated.

The Consolidated Condensed Financial Statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

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

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts for the three months ended November 30, 2019.

Note 2. Acquisitions

Acquisition of certain Rite Aid Corporation (“Rite Aid”) assets
Pursuant to an amended and restated purchase agreement entered into in September 2017, the Company acquired certain inventory from Rite Aid during the three months ended November 30, 2019 for cash consideration of $24 million. The Company acquired the first of three distribution centers and related inventory from Rite Aid for cash consideration of $61 million in fiscal 2019. The transition of the other two distribution centers and related inventory remains subject to the closing conditions set forth in the amended and restated asset purchase agreement.

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory in Retail Pharmacy USA for the aggregate purchase price of $80 million during the three months ended November 30, 2019.

Note 3. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $1.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). In April 2019, the Company announced that it had increased the expected annual cost savings to in excess of $1.5 billion by fiscal 2022, which was further increased to in excess of $1.8 billion in October 2019. The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores which includes plans to close approximately 200 stores in the United Kingdom and approximately 200 locations in the United States.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its GAAP financial results of approximately $1.9 billion to $2.4 billion, of which $1.6 billion to $2.0 billion are expected to be recorded as exit and disposal activities. In addition to these impacts, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019. See note 17, new accounting pronouncements, for additional information.

Since the approval of the Transformational Cost Management Program, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $496 million, which were primarily recorded within selling, general and administrative expenses. These charges included $26 million related to lease obligations and other real estate costs, $271 million in asset impairments, $165 million in employee severance and business transition costs and $34 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses included in the three months ended November 30, 2019 and November 30, 2018 were as follows (in millions):

Three months ended November 30, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$1	$—	$—	$1
Asset impairments	8	3	—	11
Employee severance and business transition costs	34	1	5	40
Information technology transformation and other exit costs	7	4	1	12
Total pre-tax exit and disposal charges	$49	$9	$6	$64

Three months ended November 30, 2018	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$—	$4	$—	$4
Asset impairments	—	8	—	8
Employee severance and business transition costs	—	13	—	13
Information technology transformation and other exit costs	—	1	1	2
Total pre-tax exit and disposal charges	$—	$27	$1	$28

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2019	$17	$—	$57	$4	$78
Costs	1	11	40	12	64
Payments	(1)	—	(22)	(4)	(27)
Other - non cash	—	(11)	—	(2)	(14)
Currency translation adjustments	1	—	—	—	1
ASC 842 Leases adoption[1]	(4)	—	—	—	(4)
Balance at November 30, 2019	$14	$—	$75	$9	$98

1 Represents liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842. Refer to note 4, leases and note 17, new accounting pronouncements for additional information.

Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. As of the date of this report, the Company expects to close approximately 750 stores and related assets, of which the majority have been closed as part of this program. The actions under the Store Optimization Program commenced in March 2018 and are expected to be complete by end of fiscal 2020.

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $350 million, of which $305 million have been recorded to date, primarily within selling, general and administrative expenses. The Company expects to incur charges of approximately $160 million for lease obligations and other real estate costs, of which $141 million have been recorded to date and approximately $190 million for employee severance and other exit costs of which $164 million have been recorded to date. The Company estimates that substantially all of these cumulative pre-tax charges will result in cash expenditures.

Costs related to the Store Optimization Program for the three months ended November 30, 2019 and November 30, 2018 were as follows (in millions):

	Three months ended November 30,
	2019	2018
Lease obligations and other real estate costs	$3	$(7)
Employee severance and other exit costs	6	27
Total costs	$9	$20

The changes in liabilities related to the Store Optimization Program include the following (in millions):

	Lease obligations and other real estate costs	Employee severance and other exit costs	Total
Balance at August 31, 2019	$407	$22	$429
Costs	3	6	9
Payments	(9)	(26)	(35)
ASC 842 Leases adoption[1]	(378)	—	(378)
Balance at November 30, 2019	$23	$1	$24

1 Represents liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842. Refer to note 4, leases and note 17, new accounting pronouncements for additional information.

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

The liabilities related to the Cost Transformation Program declined by $382 million representing liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842. The remaining liabilities as of November 30, 2019 were not material.

Note 4. Leases

The Company leases certain retail stores, warehouses, distribution centers, office space, land and equipment. For leases in the United States, the initial lease term is typically 15 to 25 years, followed by additional terms containing renewal options at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options. The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. The Company recognizes operating lease rent expense on a straight-line basis over the term of the lease. In addition to minimum fixed rentals, some leases provide for contingent rentals based upon a portion of sales. See note 17, new accounting pronouncements for additional information.

Supplemental balance sheet information related to leases were as follows (in millions):

November 30, 2019
Operating Leases:
Operating lease right-of-use assets	$21,674

Operating lease obligations - current	2,288
Operating lease obligations - non current	21,894
Total operating lease obligations	$24,182
Finance Leases:
Right-of-use assets included in:
Property, plant and equipment, net	$755
Lease obligations included in:
Accrued expenses and other liabilities	43
Other non-current liabilities	977
Total finance lease obligations	$1,020

The components of lease costs were as follows (in millions):

Three months ended November 30, 2019
Operating lease cost
Fixed	$830
Variable	14
Finance lease cost
Amortization	$9
Interest	14
Sublease income	(15)

Other supplemental information were as follows (in millions):

Three months ended November 30, 2019
Gains on sale-leaseback transactions[1]	$77
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$831
Operating cash flows from finance leases	11
Financing cash flows from finance leases	13
Total	$855
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$552
1 Recorded within selling, general and administrative expenses.

Average lease term and discount rate were as follows:

Three months ended November 30, 2019
Weighted average remaining lease term in years:
Operating leases	11.1
Finance leases	20.8

Weighted average discount rate
Operating leases	4.95%
Finance leases	5.42%

The aggregate future lease payments for operating and finance leases as of November 30, 2019 were as follows (in millions):

Fiscal year	Finance lease	Operating lease
2020 (Remaining period)	$72	$2,597
2021	94	3,357
2022	93	3,165
2023	92	2,984
2024	89	2,807
2025	87	2,611
Later	1,170	14,092
Total undiscounted minimum lease payments	$1,697	$31,615
Less: Present value discount	(677)	(7,433)
Lease liability	$1,020	$24,182

Note 5. Equity method investments

Equity method investments as of November 30, 2019 and August 31, 2019, were as follows (in millions, except percentages):

	November 30, 2019		August 31, 2019
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,194	28%	$5,211	27%
Others	1,708	8% - 50%	1,640	8% - 50%
Total	$6,902		$6,851

AmerisourceBergen Corporation (“AmerisourceBergen”) investment
As of November 30, 2019 and August 31, 2019, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 28% and 27%, respectively, of its outstanding common stock, based on the most recent share count publicly reported by AmerisourceBergen. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. The financial performance of AmerisourceBergen, including any charges which may arise relating to its ongoing opioid litigation, will impact the Company's results of operations.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at November 30, 2019 was $5.2 billion. As of November 30, 2019, the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Company Limited, the Company’s pharmaceutical wholesale investments in China; its investment in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd., the Company's retail pharmacy investment in China, the Company's investment in BioScrip (resulting from its merger with Option Care Inc.), PharMerica Corporation and Shields Health Solutions in the United States.

The Company reported $(9) million and $15 million of post-tax equity (loss) earnings from other equity method investments, including equity method investments classified as operating, for the three months ended November 30, 2019 and 2018, respectively.

Note 6. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. During the three months ended November 30, 2019, the Company completed quantitative impairment analysis for goodwill related to the Boots reporting unit within the Retail Pharmacy International division. Based on this analysis, the fair value of Boots reporting unit is in excess of its carrying value by approximately 4%, as compared to approximately 9% based on the June 1, 2019 valuation date. The Company will continue to monitor industry trends, market trends and the impact it may have on the Boots reporting unit. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as our profitability.

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2019	$10,491	$3,179	$2,890	$16,560
Acquisitions	8	—	—	8
Currency translation adjustments	—	110	122	232
November 30, 2019	$10,500	$3,289	$3,012	$16,800

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	November 30, 2019	August 31, 2019
Gross amortizable intangible assets
Customer relationships and loyalty card holders[1]	$4,391	$4,290
Favorable lease interests and non-compete agreements[2]	57	654
Trade names and trademarks	473	461
Purchasing and payer contracts	373	382
Total gross amortizable intangible assets	5,294	5,787

Accumulated amortization
Customer relationships and loyalty card holders[1]	$1,364	$1,262
Favorable lease interests and non-compete agreements[2]	27	410
Trade names and trademarks	264	250
Purchasing and payer contracts	97	99
Total accumulated amortization	1,753	2,021
Total amortizable intangible assets, net	$3,541	$3,766

Indefinite-lived intangible assets
Trade names and trademarks	$5,529	$5,232
Pharmacy licenses	1,985	1,878
Total indefinite-lived intangible assets	$7,514	$7,110

Total intangible assets, net	$11,055	$10,876
1 Includes purchased prescription files.
2 Transferred favorable lease interest to right-of-use assets upon the adoption of ASC 842. Refer to note 17, new accounting pronouncements for additional information.

Amortization expense for intangible assets was $118 million and $134 million for the three months ended November 30, 2019 and 2018, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at November 30, 2019 is as follows (in millions):

	2021	2022	2023	2024	2025
Estimated annual amortization expense	$423	$404	$371	$352	$328

Note 7. Debt

Debt consists of the following (all amounts are presented in millions of U.S. dollars, unless otherwise indicated):

	November 30, 2019	August 31, 2019
Short-term debt [1]
Commercial paper	$2,623	$2,400
Credit facilities [2]	2,629	1,624
$8 billion note issuance [3,4]
2.700% unsecured notes due 2019	—	1,250
£700 million note issuance [3,4]
2.875% unsecured Pound sterling notes due 2020	515	—
Other [5]	457	464
Total short-term debt	$6,225	$5,738

Long-term debt [1]
$6 billion note issuance [3,4]
3.450% unsecured notes due 2026	$1,890	$1,890
4.650% unsecured notes due 2046	591	591
$8 billion note issuance [3,4]
3.300% unsecured notes due 2021	1,247	1,247
3.800% unsecured notes due 2024	1,992	1,992
4.500% unsecured notes due 2034	495	495
4.800% unsecured notes due 2044	1,493	1,492
£700 million note issuance [3,4]
2.875% unsecured Pound sterling notes due 2020	—	488
3.600% unsecured Pound sterling notes due 2025	386	365
€750 million note issuance [3,4]
2.125% unsecured Euro notes due 2026	821	824
$4 billion note issuance [3,6]
3.100% unsecured notes due 2022	1,197	1,197
4.400% unsecured notes due 2042	493	493
Other [7]	24	25
Total long-term debt, less current portion	$10,628	$11,098

1Carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt has been translated using the spot rates at November 30, 2019 and August 31, 2019, respectively.
2Credit facilities primarily include debt outstanding under the various credit facilities described in more detail below.
3The $6 billion, $8 billion, £0.7 billion, €0.75 billion, and $4 billion note issuances as of November 30, 2019 had fair values and carrying values of $2.5 billion and $2.5 billion, $5.4 billion and $5.2 billion, $0.9 billion and $0.9 billion, $0.9 billion and $0.8 billion, and $1.7 billion and $1.7 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the November 30, 2019 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of November 30, 2019.
4Notes are unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding.
5Other short-term debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.

6Notes are senior debt obligations of Walgreen Co. and rank equally with all other unsecured and unsubordinated indebtedness of Walgreen Co. On December 31, 2014, Walgreens Boots Alliance fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens Boots Alliance and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance.
7Other long-term debt represents a mix of fixed and variable rate debt in various currencies with various maturities.

August 2019 Revolving Credit Agreements
On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. As of November 30, 2019, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements.

January 2019 364-Day Revolving Credit Agreement
On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364-Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extends the Maturity Date (as defined in the Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension shall become effective on January 30, 2020, subject to the Company satisfying certain customary conditions set forth in the Extension Agreement. As of November 30, 2019, there were $1.1 billion of borrowings outstanding under the January 364-Day Revolving Credit Agreement.

December 2018 Revolving Credit Agreement
On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. As of November 30, 2019, there were $300 million of borrowings outstanding under the December 2018 Revolving Credit Agreement.

December 2018 Credit Agreement
On December 5, 2018, Walgreens Boots Alliance entered into a $1.0 billion term loan credit agreement (as amended, the “December 2018 Credit Agreement”) with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. The December 2018 Credit Agreement is a senior unsecured revolving facility with a facility termination date of the earlier of (a) January 29, 2021, subject to extension thereof pursuant to the December 2018 Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Credit Agreement. As of November 30, 2019, there were $500 million of borrowings outstanding under the December 2018 Credit Agreement.

November 2018 Credit Agreement
On November 30, 2018, the Company entered into a credit agreement (as amended, the “November 2018 Credit Agreement”) with the lenders from time to time party thereto and, on March 25, 2019, the Company entered into an amendment to such credit agreement reflecting certain changes to the borrowing notice provisions thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. As of November 30, 2019, there were $700 million of borrowings outstanding under the November 2018 Credit Agreement.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of November 30, 2019, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $2.9 billion and $1.8 billion of at a weighted average interest rate of 2.55% and 2.61% for the three months ended November 30, 2019 and 2018, respectively.

Interest
Interest paid was $245 million and $237 million for the three months ended November 30, 2019 and 2018, respectively.

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

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

November 30, 2019	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$805	$26	Other non-current assets
Cross currency interest rate swaps	50	—	Other current assets
Cross currency interest rate swaps	50	—	Other current liabilities
Cross currency interest rate swaps	207	7	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	1,653	16	Other current assets
Foreign currency forwards	2,519	79	Other current liabilities

August 31, 2019	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$800	$73	Other non-current assets
Foreign currency forwards	18	1	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	3,485	87	Other current assets
Foreign currency forwards	707	6	Other current liabilities

Net investment hedges
The Company uses cross currency interest rate swaps as hedges of net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the currency translation adjustment within accumulated other comprehensive income (loss).
Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The income and (expenses) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2019	2018
Foreign currency forwards	Selling, general and administrative (expenses) income	$(74)	$45
Foreign currency forwards	Other income	11	3

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

Note 9. Fair value measurements

The Company measures certain assets and liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In addition, it establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	November 30, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$112	$112	$—	$—
Investments in equity securities[2]	4	4	—	—
Foreign currency forwards[3]	16	—	16	—
Cross currency interest rate swaps[4]	26	—	26	—
Liabilities:
Foreign currency forwards[3]	79	—	79	—
Cross currency interest rate swaps[4]	7	—	7	—

	August 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$217	$217	$—	$—
Investments in equity securities[2]	5	5	—	—
Foreign currency forwards[3]	88	—	88	—
Cross currency interest rate swaps[4]	73	—	73	—
Liabilities:
Foreign currency forwards[3]	6	—	6	—

1Money market funds are valued at the closing price reported by the fund sponsor.
2Fair values of quoted investments are based on current bid prices as of November 30, 2019 and August 31, 2019.
3The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See note 8, financial instruments, for additional information.
4The fair value of cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See note 8, financial instruments, for additional information.

There were no transfers between Levels for the three months ended November 30, 2019.

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed a consolidated class action complaint on August 17, 2015, and defendants moved to dismiss the complaint on October 16, 2015. On September 30, 2016, the Court issued an order granting in part and denying in part defendants’ motion to dismiss. Defendants filed their answer to the complaint on November 4, 2016 and filed an amended answer on January 16, 2017. Plaintiff filed its motion for class certification on April 21, 2017. The Court granted plaintiffs’ motion on March 29, 2018 and merits discovery is proceeding. On December 19, 2018, plaintiffs filed a first amended complaint and defendants moved to dismiss the new complaint on February 19, 2019. On September 23, 2019, the Court issued an order granting in part and denying in part defendants’ motion to dismiss. Discovery is proceeding.

On December 11, 2017, purported Rite Aid shareholders filed an amended complaint in a putative class action lawsuit in the United States District Court for the Middle District of Pennsylvania (the “M.D. Pa. action”) arising out of transactions contemplated by the merger agreement between the Company and Rite Aid. The amended complaint alleged that the Company and certain of its officers made false or misleading statements regarding the transactions. The Court denied the Company’s motion to dismiss the amended complaint on April 15, 2019. The Company filed an answer and affirmative defenses, discovery commenced, and plaintiffs have filed a motion for class certification. The Company’s response to that motion was filed on December 20, 2019.

In June 2019, a Fred’s, Inc. shareholder filed a nearly identical lawsuit to the M.D. Pa. action in the United States District Court for the Western District of Tennessee, except naming Fred’s, Inc. and one of its former officers along with the Company and certain of its officers. Lead plaintiffs filed an amended complaint on November 4, 2019, which is substantially the same as the original complaint. The Company's motion to dismiss to the amended complaint was filed on December 19, 2019.

As previously disclosed, the Company was also named as a defendant in a putative class action lawsuit similar to the M.D. Pa. action filed in State of Pennsylvania in the Court of Common Pleas of Cumberland County, which was terminated by the court for lack of prosecution in November 2018.

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation (“MDL”), captioned In re National Prescription Opiate Litigation (MDL No. 2804), is pending in the U.S. District Court for the Northern District of Ohio ("N.D. Ohio"). The Company is named as a defendant in a subset of the cases included in this MDL. The first bellwether trial in the MDL, which had been scheduled for October 2019, was terminated. The MDL court then selected several new bellwether cases, including three involving the Company: (1) one to remain in N.D. Ohio, scheduled for trial in October 2020; (2) one to be remanded to the United States District Court for the Southern District of West Virginia; and (3) one to be remanded to the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the West Virginia action subsequently severed their claims against the Company from that matter. The Company also has been named as a defendant in numerous lawsuits brought in state courts relating to opioid matters. The relief sought by various plaintiffs is compensatory and punitive damages, as well as injunctive relief. Additionally, the Company has received from the Attorney Generals of numerous states subpoenas, civil investigative demands, and/or other requests concerning opioid matters.

On January 22, 2019, the Company announced that it had reached an agreement to resolve a civil investigation involving allegations under the False Claims Act by a United States Attorney’s Office, working in conjunction with several states, regarding certain dispensing practices. Pursuant to the agreement, the Company paid $209 million to the United States and the various states involved in the matter, substantially all of which was reserved for in the Company’s Consolidated Condensed Financial Statements as of November 30, 2018.

Note 11. Income taxes

The effective tax rate for the three months ended November 30, 2019 was 3.6% compared to 14.2% for the three months ended November 30, 2018. The decrease in the effective tax rate for the three months ended November 30, 2019 was primarily due to discrete tax benefits recorded during the current period from the reduction of a valuation allowance on net deferred tax assets related to anticipated capital gains.

Income taxes paid for the three months ended November 30, 2019 were $92 million, compared to $61 million for the three months ended November 30, 2018.

On December 2, 2019, the Internal Revenue Service issued final regulations relating to the base erosion and anti-avoidance tax (“BEAT”) provisions and the foreign tax credit regime under the U.S. tax law changes enacted in December 2017. The Company is in the process of evaluating the impact of the regulations but does not anticipate a material impact on its financial statements.

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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2019	2018
Service costs	Selling, general and administrative expenses	$2	$1
Interest costs	Other expense[1]	35	49
Expected returns on plan assets/other	Other income[1]	(71)	(60)
Total net periodic pension costs (income)		$(34)	$(10)

1Shown as Other income on Consolidated Condensed Statements of Earnings.

The Company made cash contributions to its defined benefit pension plans of $8 million for the three months ended November 30, 2019, which primarily related to committed funded payments. The Company plans to contribute an additional $22 million to its defined benefit pension plans in fiscal 2020.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $58 million for the three months ended November 30, 2019 compared to an expense of $61 million for the three months ended November 30, 2018.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized for the three months ended November 30, 2019 was $38 million compared to a cost of $31 million in the three months ended November 30, 2018.

Note 13. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (“AOCI”) by component and net of tax for the three months ended November 30, 2019 and 2018 (in millions):

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges[1]	Net investment hedges[1]	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2019	$(48)	$(24)	$55	$3	$(3,884)	$(3,897)
Other comprehensive income (loss) before reclassification adjustments	(12)	(1)	(55)	(10)	642	564
Amounts reclassified from AOCI	2	1		—	—	3
Tax benefit (provision)	2	—	13	2	—	17
Net change in other comprehensive income (loss)	(7)	—	(42)	(8)	642	585
Balance at November 30, 2019	$(55)	$(24)	$14	$(5)	$(3,242)	$(3,313)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges[1]	Net investment hedges[1]	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2018	$101	$(30)	$—	$3	$(3,076)	$(3,002)
Other comprehensive income (loss) before reclassification adjustments	—	3	—	1	(228)	(224)
Amounts reclassified from AOCI	(4)	1	—	—	—	(3)
Tax benefit (provision)	—	(1)	—	—	(1)	(2)
Net change in other comprehensive income (loss)	(4)	3	—	1	(229)	(229)
Balance at November 30, 2018	$97	$(27)	$—	$4	$(3,305)	$(3,231)

1 Previously disclosed as unrealized gain (loss) on hedges.

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

Retail Pharmacy USA
The Retail Pharmacy USA segment consists of the Walgreens business, which includes the operation of retail drugstores and mail and central specialty pharmacy services. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty and personal care and consumables and general merchandise.

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

The results of operations for each reportable segment includes procurement benefits and an allocation of corporate-related overhead costs. The “Eliminations” lines contain items not allocable to the reportable segments, as the information is not utilized by the chief operating decision maker to assess segment performance and allocate resources.

The following table reflects results of operations of the Company's reportable segments (in millions):

	Three months ended November 30,
	2019	2018
Sales:
Retail Pharmacy USA	$26,133	$25,721
Retail Pharmacy International	2,745	2,901
Pharmaceutical Wholesale	6,007	5,708
Eliminations[1]	(545)	(537)
Walgreens Boots Alliance, Inc.	$34,339	$33,793
Adjusted Operating income:
Retail Pharmacy USA	$1,155	$1,379
Retail Pharmacy International	79	132
Pharmaceutical Wholesale	229	220
Eliminations[1]	—	1
Walgreens Boots Alliance, Inc.	$1,463	$1,732

The following table reconciles adjusted operating income to operating income (in millions):

	Three months ended November 30,
	2019	2018
Adjusted operating income	$1,463	$1,732
Acquisition-related costs	(124)	(66)
Acquisition-related amortization and impairment	(118)	(123)
Transformational cost management	(86)	(30)
Adjustments to equity earnings in AmerisourceBergen	(80)	(44)
LIFO provision	(33)	(39)
Store optimization	(9)	(20)
Certain legal and regulatory accruals and settlements	—	(10)
Operating income	$1,013	$1,400

1 Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

Note 15. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended November 30,
	2019	2018
Retail Pharmacy USA
Pharmacy	$19,705	$19,147
Retail	6,428	6,574
Total	26,133	25,721

Retail Pharmacy International
Pharmacy	1,001	1,039
Retail	1,744	1,862
Total	2,745	2,901

Pharmaceutical Wholesale	6,007	5,708

Eliminations[1]	(545)	(537)

Walgreens Boots Alliance, Inc.	$34,339	$33,793

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

Related party transactions with AmerisourceBergen (in millions):

	Three months ended November 30,
	2019	2018
Purchases, net	$14,476	$14,322

	November 30, 2019	August 31, 2019
Trade accounts payable, net	$6,422	$6,484

Note 17. New accounting pronouncements

Adoption of new accounting pronouncements
Financial instruments - hedging and derivatives
In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The Company adopted this new accounting standard on September 1, 2019 on a prospective basis. The adoption of this ASU had no impact on the Company’s results of operations, cash flows or financial position.

Intangibles – goodwill and other – internal-use software
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company early adopted this new accounting standard on September 1, 2019 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s results of operations or financial position.

Contributions made
In June 2018, the FASB issued ASU 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (Topic 958). This ASU clarifies and improves guidance about whether a transfer of assets (or reduction of liabilities) is a contribution or an exchange transaction, and whether a contribution is conditional. The ASU applies to all entities, including business entities, that receive or make contributions of cash or other assets, including promises to give. The Company adopted this new accounting standard on September 1, 2019 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s results of operations or financial position.

Compensation – stock compensation
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718). This ASU eliminated most of the differences between accounting guidance for share-based compensation granted to nonemployees and the guidance for share-based compensation granted to employees. The ASU supersedes the guidance for nonemployees and expands the scope of the guidance for employees to include both. The Company adopted this new accounting standard on September 1, 2019. The adoption of this ASU had no impact on the Company’s results of operations, cash flows or financial position.

Accounting for reclassification of certain tax effects from accumulated other comprehensive income
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU addresses the income tax effects of items in accumulated other comprehensive income (“AOCI”) which were originally recognized in other comprehensive income, rather than in income from continuing operations. Specifically, it permits a reclassification from AOCI to retained earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the U.S. tax law changes enacted in December 2017. It also requires certain disclosures about these reclassifications. The Company adopted this new accounting standard on September 1, 2019 on a prospective basis. The Company elected not to reclassify the income tax effects of change in historical corporate tax rate from AOCI to retained earnings. The adoption of this ASU had no impact on the Company’s results of operations, cash flows or financial position.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. Subsequently, the FASB issued additional ASUs which further clarify this guidance. This ASU increases the transparency and comparability of organizations by requiring the capitalization of substantially all leases on the balance sheet and disclosures of key information about leasing arrangements. Under this new guidance, at the lease commencement date, a lessee recognizes a right-of-use asset and lease liability, which is initially measured at the present value of the future lease payments. For income statement purposes, a dual model was retained for lessees, requiring leases to be classified as either operating or finance leases. Under the operating lease model, lease expense is recognized on a straight-line basis over the lease term. Under the finance lease model, interest on the lease liability is recognized separately from amortization of the right-of-use asset. In addition, a new ASU was issued in July 2018, to provide relief to companies from restating the comparative periods.

The Company adopted this new accounting standard on September 1, 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning retained earnings. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allows the carryforward of historical lease classification. The adoption of this new accounting standard resulted in recognition of lease liabilities of $24 billion and recognition of right-of-use assets of $22 billion net of liabilities for facility closing, deferred rent, favorable lease interest intangible asset, unfavorable lease interest liability, lease incentives and prepaid rent as of August 31, 2019. The adoption also resulted in a decrease to retained earnings of $0.4 billion due to transition date impairment of right-of-use assets related to previously impaired long-lived assets of $0.8 billion, net of tax, partially offset by de-recognition of deferred gains on historical sale-leaseback transactions of $0.4 billion, net of tax. See Note 4. Leases for further information.

The following is the Company’s lease accounting policy under the new lease accounting standard:

The Company determines if an arrangement contains a lease at the inception of a contract. The lease classification is determined at the commencement date. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease during the lease term. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments during the lease term. The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. The Company utilizes its incremental borrowing rate to discount the lease payments. The incremental borrowing rate is based on the Company's estimated rate of interest for a collateralized borrowing over a similar term as the lease term. The operating lease right-of-use assets also include lease payments made before commencement, exclude lease incentives and are recorded net of impairment. Operating leases are expensed on a straight line basis over the lease term.

Initial terms for leased premises in the United States are typically 15 to 25 years, followed by additional terms containing renewal options at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options. The lease term of real estate leases includes renewal options that are reasonably certain of being exercised. Options to extend are considered reasonably certain of being exercised based on evaluation if there is significant investments within the leased property which have useful lives greater than the non-cancelable lease term, performance of the underlying store and the Company’s economic and strategic initiatives. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheets.

The Company accounts for lease components and non-lease components as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the right-of-use assets or liabilities. These are expensed as incurred. The Company has real estate leases which require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs and hence are not included in the lease payments used to calculate lease liability. Other real estate leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities. The Company does not separately account for the land portion of the leases involving land and building.

Finance leases are recognized within property, plant and equipment and as a finance lease liability within accrued expenses and other liabilities and other noncurrent liabilities.

The Company performs impairment testing for its long-lived assets at asset group level. Retail store is considered as the asset group, which includes plant, property and equipment, operating and finance right-of-use assets as well as operating lease liability in the store. The asset group is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value.

The impact to the Company's opening Consolidated Condensed Balance Sheets as of September 1, 2019 was as follows (in millions):

	As reported August 31, 2019	Adjustments	As revised September 1, 2019
Consolidated Condensed Balance Sheets
Other current assets	1,118	(123)	995
Total current assets	18,700	(123)	18,577
Property, plant and equipment, net	13,478	267	13,745
Operating lease right-of-use assets	—	21,600	21,600
Intangible assets, net	10,876	(220)	10,656
Total assets	67,598	21,524	89,122
Operating lease obligation - current	—	2,267	2,267
Accrued expenses and other liabilities	5,474	(538)	4,936
Total current liabilities	25,769	1,729	27,498
Operating lease obligation - non-current	—	21,858	21,858
Deferred income taxes	1,785	(142)	1,643
Other non-current liabilities	4,795	(1,479)	3,316
Total non-current liabilities	17,678	20,237	37,915
Retained earnings	35,815	(442)	35,373
Total liabilities and equity	67,598	21,524	89,122

New accounting pronouncements not yet adopted
Investments - equity securities
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825). This extensive ASU provides clarifications for three topics related to financial instruments accounting, some of which apply to the Company. For example, this ASU clarifies the disclosure requirements that apply to equity securities without a readily determinable fair value for which the measurement alternative is elected. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021). The adoption of this ASU is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

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

Compensation – retirement benefits – defined benefit plans
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This ASU is effective for fiscal years ending after December 15, 2020 (fiscal 2022) and must be applied on a retrospective basis. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's financial position.

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

Financial instruments - credit losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the Board’s guidance on the impairment of financial instruments. Subsequently, the FASB has issued additional ASUs which further clarify this guidance. The ASU adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021), and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position or results of operations.

Income taxes - simplifying the accounting for income taxes
In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022), and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's disclosures.

Note 18. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members. Trade receivables were $6.1 billion and $6.0 billion at November 30, 2019 and August 31, 2019, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see note 16, related parties), were $1.3 billion and $1.2 billion at November 30, 2019 and August 31, 2019, respectively.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended November 30,
	2019	2018
Depreciation expense	$359	$356
Intangible asset and other amortization	118	134
Total depreciation and amortization expense	$477	$490

Accumulated depreciation and amortization on property, plant and equipment was $11.6 billion at November 30, 2019 and $11.3 billion at August 31, 2019.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of November 30, 2019 and August 31, 2019, the amount of such restricted cash was $189 million and $184 million, respectively, and is reported in other current assets on the Consolidated Condensed Balance Sheets.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of November 30, 2019 and August 31, 2019 (in millions):

	November 30, 2019	August 31, 2019
Cash and cash equivalents	$811	$1,023
Restricted cash (included in other current assets)	189	184
Cash, cash equivalents and restricted cash	$1,000	$1,207

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 16.7 million outstanding options to purchase common shares that were anti-dilutive and excluded from the first quarter earnings per share calculation as of November 30, 2019 compared to 11.3 million as of November 30, 2018.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

	Three months ended November 30,
	2019	2018
November	$0.4575	$0.4400

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements” and in item 1A, risk factors, in our Form 10-K for the fiscal year ended August 31, 2019. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

Certain amounts in the management's discussion and analysis of financial condition and results of operations may not add due to rounding. All percentages have been calculated using unrounded amounts for the three months ended November 30, 2019.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global leader in retail and wholesale pharmacy. Its operations are conducted through three reportable segments:
•Retail Pharmacy USA;
•Retail Pharmacy International; and
•Pharmaceutical Wholesale.

See note 14, segment reporting and note 15, sales for further information.

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

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $1.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). In April 2019, the Company announced that it had increased the expected annual cost savings to in excess of $1.5 billion by fiscal 2022, which was further increased to in excess of $1.8 billion in October 2019. The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores which includes plans to close approximately 200 stores in the United Kingdom and approximately 200 locations in the United States.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its generally accepted accounting principles in the United States (“GAAP”) financial results of approximately $1.9 billion to $2.4 billion, of which $1.6 billion to $2.0 billion are expected to be recorded as exit and disposal activities. The Company estimates that approximately 80% of the cumulative pre-tax charges relating to the Transformational Cost Management Program will result in future cash expenditures, primarily related to lease and other real estate payments, employee severance and technology costs related to the Company’s IT transformation.

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

In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019. See note 17, new accounting pronouncements, for additional information.

Since the approval of the Transformational Cost Management Program, the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $563 million, of which $496 million are recorded as exit and disposal activities. See note 3, exit and disposal activities, for additional information. These charges included $26 million related to lease obligations and other real estate costs, $271 million in asset impairments, $165 million in employee severance and business transition costs, $34 million of information technology transformation and other exit costs and $66 million other information technology costs.

Costs under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses for the three months ended November 30, 2019 and November 30, 2018 were as follows (in millions):

Three Months Ended November 30, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$1	$—	$—	$1
Asset impairments	8	3	—	11
Employee severance and business transition costs	34	1	5	40
Information technology transformation and other exit costs	7	4	1	12
Total pre-tax exit and disposal charges	$49	$9	$6	$64
Other IT transformation costs	17	3	1	21
Total pre-tax charges	$66	$12	$7	$86

Three Months Ended November 30, 2018	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$—	$4	$—	$4
Asset impairments	—	8	—	8
Employee severance and business transition costs	—	13	—	13
Information technology transformation and other exit costs	—	1	1	2
Total pre-tax exit and disposal charges	$—	$27	$1	$28
Other IT transformation costs	2	—	—	2
Total pre-tax charges	$2	$27	$1	$30

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

RITE AID TRANSACTION
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

The Company expects to incur approximately $1.2 billion in costs to deliver approximately $675 million in annual synergies and savings upon integration of the acquired stores and related assets and the completion of the Store Optimization Program described below.

Integration of acquired stores and related assets
The Company expects to complete integration of the acquired stores and related assets by the end of fiscal 2020, at an estimated total cost of approximately $850 million, which is reported as acquisition-related costs and is treated as special items impacting comparability of results in its earnings disclosures. Since fiscal 2018, the Company has recognized cumulative pre-tax charges of $638 million, which includes pre-tax charges of $122 million for three months ended November 30, 2019 related to integration of the acquired stores and related assets. The Company expects annual synergies from the transaction of more than $325 million, which are expected to be fully realized within four years of the initial closing of this transaction and derived primarily from procurement, cost savings and other operational matters. In addition, the Company expects to spend approximately $500 million on store conversions and related activities.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. As of the date of this report, the Company expects to close approximately 750 stores and related assets, of which the majority have been closed as part of this program. The actions under the Store Optimization Program commenced in March 2018 and are expected to be complete by the end of fiscal 2020. The Store Optimization Program is expected to result in cost savings of approximately $350 million per year to be fully delivered by the end of fiscal 2020.
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

Since the approval of the Store Optimization Program, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP totaling $305 million, which were recorded within selling, general and administrative expenses. These charges included $141 million related to lease obligations and other real estate costs and $164 million in employee severance and other exit costs.

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

INVESTMENT IN AMERISOURCEBERGEN
As of November 30, 2019, the Company owned 56,854,867 shares of AmerisourceBergen common stock (representing approximately 28% of its outstanding common stock based on most recent share count publicly reported by AmerisourceBergen) and may, subject to certain conditions, acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market.

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

For more information, see note 5, equity method investments to the Consolidated Condensed Financial Statements.

THE IMPACT OF BREXIT
In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which proposed exit (and the political, economic and other uncertainties it has raised) is commonly referred to as “Brexit”. Since the Brexit vote in June 2016, there has been significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the United Kingdom. In March 2017, the United Kingdom formally started the process to leave the European Union. An original exit date was set for March 29, 2019 but following the UK parliament’s rejection of a negotiated outcome, the leaders of the member countries of the European Union have agreed to multiple extensions of the deadline for Brexit, and there can be no assurances regarding the terms, timing or consummation of any such arrangements. Based on the December 12, 2019 general election in the UK, it is expected that the UK will leave the European Union by January 31, 2020. Failure to complete negotiations by the implementation deadline of December 31, 2020 relating to Brexit could result in the UK reverting to undesirable and adverse trade agreements with the European Union. Although we continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, if the UK’s membership in the European Union terminates without an agreement, these conditions could continue and there could be increased costs from tariffs on trade between the United Kingdom and European Union and disruptions to the free movement of goods, services and people between the United Kingdom and the European Union and other parties. Further, uncertainty around and developments regarding these and related issues has contributed to deteriorating market conditions and could further adversely impact consumer and investor confidence and the economy of the United Kingdom and the economies of other countries in which we operate and cause significant volatility in currency exchange rates. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the United Kingdom from the European Union will have on our business, particularly European operations; however, Brexit and its related effects could have a material impact on the Company’s consolidated financial position or operating results.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for the three months ended November 30, 2019 and 2018, respectively.

	(in millions, except per share amounts)
	Three months ended November 30,
	2019	2018
Sales	$34,339	$33,793
Gross profit	7,263	7,641
Selling, general and administrative expenses	6,262	6,280
Equity earnings in AmerisourceBergen	13	39
Operating income	1,013	1,400
Adjusted operating income (Non-GAAP measure)[1]	1,463	1,732
Earnings before interest and income tax provision	1,048	1,427
Net earnings attributable to Walgreens Boots Alliance, Inc.	845	1,123
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	1,222	1,386
Net earnings per common share – diluted	0.95	1.18
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	1.37	1.46

	Percentage increases (decreases)
	Three months ended November 30,
	2019	2018
Sales	1.6	9.9
Gross profit	(5.0)	4.1
Selling, general and administrative expenses	(0.3)	6.3
Operating income	(27.6)	6.1
Adjusted operating income (Non-GAAP measure)[1]	(15.6)	(4.1)
Earnings before interest and income tax provision	(26.5)	20.4
Net earnings attributable to Walgreens Boots Alliance, Inc.	(24.8)	36.8
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	(11.8)	7.0
Net earnings per common share – diluted	(19.8)	45.7
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	(6.0)	14.1

	Percent to sales
	Three months ended November 30,
	2019	2018
Gross margin	21.1	22.6
Selling, general and administrative expenses	18.2	18.6

1 See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings
Net earnings attributable to Walgreens Boots Alliance for the three months ended November 30, 2019 decreased 24.8% to $845 million, while diluted net earnings per share decreased 19.8% to $0.95 compared with the prior year period. The decreases in net earnings and diluted earnings per share primarily reflect operating performance, including Rite Aid acquisition related costs and costs related to the Company's Transformational Cost Management Program, partially offset by the lower effective tax rate in the quarter. Diluted net earnings per share was positively affected by a lower number of shares outstanding compared to the prior year period.

Other income for the three months ended November 30, 2019 was $35 million compared to income of $26 million for the prior year period. Interest was a net expense of $166 million and $161 million for the three months ended November 30, 2019 and 2018, respectively.

The effective tax rate for the three months ended November 30, 2019 was 3.6% compared to 14.2% for the prior year period.
The decrease in the effective tax rate for the three months ended November 30, 2019 was primarily due to discrete tax benefits recorded during the current period from the release of a valuation allowance on net deferred tax assets due to anticipated capital gains.

Adjusted diluted net earnings (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended November 30, 2019 decreased 11.8% to $1.2 billion, down 11.6% on a constant currency basis, compared with the prior year period. Adjusted diluted net earnings per share decreased 6.0% to $1.37, a decrease of 5.7% on a constant currency basis compared with the year-ago quarter.

The decreases in adjusted net earnings and adjusted diluted net earnings per share for the three months ended November 30, 2019 primarily reflect lower U.S. pharmacy gross margin and retail sales volume, and a challenging UK market, partially offset by the lower adjusted effective tax rate. Adjusted diluted net earnings per share for the three months ended November 30, 2019 benefited from a lower number of shares outstanding compared with the prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
This division comprises the retail pharmacy business operating in the United States.

	(in millions, except location amounts)
	Three months ended November 30,
	2019	2018
Sales	$26,133	$25,721
Gross profit	5,691	6,000
Selling, general and administrative expenses	4,843	4,834
Operating income	848	1,166
Adjusted operating income (Non-GAAP measure)[1]	1,155	1,379

Number of prescriptions[2]	213.0	216.5
30-day equivalent prescriptions[2,3]	294.0	289.8
Number of locations at period end	9,175	9,453

	Percentage increases (decreases)
	Three months ended November 30,
	2019	2018
Sales	1.6	14.4
Gross profit	(5.2)	7.1
Selling, general and administrative expenses	0.2	8.0
Operating income	(27.3)	3.5
Adjusted operating income (Non-GAAP measure)[1]	(16.2)	0.1

Comparable store sales[4]	1.6	1.0
Pharmacy sales	2.9	17.5
Comparable pharmacy sales[4]	2.5	2.8
Retail sales	(2.2)	6.0
Comparable retail sales[4]	(0.5)	(3.2)
Comparable number of prescriptions[2,4]	0.1	(0.3)
Comparable 30-day equivalent prescriptions[2,3,4]	2.8	2.0

	Percent to sales
	Three months ended November 30,
	2019	2018
Gross margin	21.8	23.3
Selling, general and administrative expenses	18.5	18.8

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.
2Includes immunizations.
3Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.
4Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or being subject to a natural disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable store sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions and comparable number of 30-day equivalent prescriptions refer to total sales, pharmacy sales, retail sales, number of prescriptions and number of 30-day equivalent prescriptions, respectively, in such stores. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.

Sales for the three months ended November 30, 2019 and 2018
The Retail Pharmacy USA division’s sales for the three months ended November 30, 2019 increased 1.6% to $26.1 billion. Sales in comparable stores increased 1.6% compared with the year-ago quarter.

Pharmacy sales increased 2.9% for the three months ended November 30, 2019 and represented 75.4% of the division’s sales. The increase is primarily due to brand inflation and continued prescription volume growth. In the year-ago quarter, pharmacy sales increased 17.5% and represented 74.4% of the division’s sales. Comparable pharmacy sales increased 2.5% for the three months ended November 30, 2019 compared to an increase of 2.8% in the year-ago quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.5% in the three months ended November 30, 2019 compared to a reduction of 0.9% in the year-ago quarter. The effect of generics mix on division sales caused a reduction of 1.8% for the three months ended November 30, 2019 compared to a reduction of 0.5% for the year-ago quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 96.9% of prescription sales for the three months ended November 30, 2019 compared to 97.1% in the year ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended November 30,

2019 was 213.0 million compared to 216.5 million in the year-ago quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 294.0 million in the three months ended November 30, 2019 compared to 289.8 million in the year-ago quarter.

Retail sales for the three months ended November 30, 2019 decreased 2.2% and were 24.6% of the division’s sales. In the year-ago quarter, retail sales increased 6.0% and comprised 25.6% of the division’s sales. Comparable retail sales decreased 0.5% in the three months ended November 30, 2019 compared to a decrease of 3.2% in the year-ago quarter. The decrease in the current period is entirely due to the continued de-emphasis of tobacco.

Operating income for the three months ended November 30, 2019 and 2018
Retail Pharmacy USA division’s operating income for the three months ended November 30, 2019 decreased 27.3% to $848 million. The decrease was primarily due to lower gross margin.

Gross margin was 21.8% for the three months ended November 30, 2019 compared to 23.3% in the year-ago quarter. Gross margin was negatively impacted in the current fiscal year by pharmacy margins, which were negatively impacted by year-on-year reimbursement pressure.

Selling, general and administrative expenses as a percentage of sales were 18.5% in the three months ended November 30, 2019 compared to 18.8% in the year-ago quarter. As a percentage of sales, expenses were lower in the current period primarily due to savings related to the Transformational Cost Management Program partially offset by costs related to the Company's Transformational Cost Management Program and increases in Rite Aid acquisition related costs.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2019 and 2018
Retail Pharmacy USA division’s adjusted operating income was $1.2 billion for the three months ended November 30, 2019, a decrease of 16.2% from the year-ago quarter. The decrease was primarily due to lower pharmacy gross margin and retail sales volume offset by savings related to the Transformational Cost Management Program. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Retail Pharmacy International
This division comprises retail pharmacy businesses operating in countries outside the United States and in currencies other than the U.S. dollar, including the British pound sterling, Euro, Chilean peso and Mexican peso and therefore the division’s results are impacted by movements in foreign currency exchange rates. See item 3, quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk, for further information on currency risk.

	(in millions, except location amounts)
	Three months ended November 30,
	2019	2018
Sales	$2,745	$2,901
Gross profit	1,056	1,128
Selling, general and administrative expenses	1,012	1,050
Operating income	44	78
Adjusted operating income (Non-GAAP measure)[1]	79	132

Number of locations at period end	4,578	4,624

	Percentage increases (decreases)
	Three months ended November 30,
	2019	2018
Sales	(5.4)	(5.9)
Gross profit	(6.3)	(7.8)
Selling, general and administrative expenses	(3.5)	0.5
Operating income	(43.7)	(56.4)
Adjusted operating income (Non-GAAP measure)[1]	(40.5)	(35.6)

Comparable store sales[2]	(1.7)	(2.6)
Pharmacy sales	(3.7)	(5.9)
Comparable pharmacy sales[2]	0.6	(2.8)
Retail sales	(6.3)	(5.9)
Comparable retail sales[2]	(3.0)	(2.4)

	Percent to sales
	Three months ended November 30,
	2019	2018
Gross margin	38.5	38.9
Selling, general and administrative expenses	36.9	36.2

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or being subject to a natural disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable store sales, comparable pharmacy sales and comparable retail sales refer to total sales, pharmacy sales and retail sales, respectively, in such stores. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods. With respect to the Retail Pharmacy International division, comparable store sales, comparable pharmacy sales and comparable retail sales are presented on a constant currency basis, which are non-GAAP financial measures. Refer to the discussion below in “--Non-GAAP Measures” for further details on constant currency calculations.

Sales for the three months ended November 30, 2019 and 2018
Retail Pharmacy International division’s sales for the three months ended November 30, 2019 decreased 5.4% to $2.7 billion from the year-ago quarter. The negative impact of currency translation was 2.7%. Comparable store sales decreased 1.7%, mainly due to lower retail sales in Boots UK and lower retail and pharmacy sales in Chile, in part due to social unrest.

Pharmacy sales decreased 3.7% in the three months ended November 30, 2019 and represented 36.5% of the division’s sales. The negative impact of currency translation on pharmacy sales was 3.2 percentage points. Comparable pharmacy sales increased 0.6% from the year-ago quarter primarily due to the UK, driven by higher National Health Service (NHS) reimbursement levels and increased sales of services, partially offset by lower prescription volume.

Retail sales decreased 6.3% for the three months ended November 30, 2019 and represented 63.5% of the division’s sales. The negative impact of currency translation on retail sales was 2.4 percentage points. Comparable retail sales decreased 3.0%, from the year-ago quarter reflecting lower Boots UK retail sales in a challenging market place.

Operating income for the three months ended November 30, 2019 and 2018
Retail Pharmacy International division’s operating income for the three months ended November 30, 2019 decreased 43.7% to $44 million. The decrease was primarily due to the UK, driven by lower sales and gross margin, with an adverse impact from higher year-on-year bonus and technology investments.

Gross profit decreased 6.3% from the year-ago quarter. Gross profit was negatively impacted by 2.6 percentage points ($30 million) of currency translation, the remaining decrease was primarily due to lower retail sales and margin in Boots UK.

Selling, general and administrative expenses decreased 3.5% from the year-ago quarter. Expenses were positively impacted by 2.7 percentage points ($28 million) as a result of currency translation. The remaining decrease was due to lower Transformational Cost Management Program expenses compared with the year-ago quarter. As a percentage of sales, selling, general and administrative expenses were 36.9% in the three months ended November 30, 2019 compared to 36.2% in the year-ago quarter reflecting higher year-on-year bonus impact and technology investments.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2019 and 2018
Retail Pharmacy International division’s adjusted operating income for the three months ended November 30, 2019 decreased 40.5% to $79 million. Adjusted operating income was negatively impacted by 1.4 percentage points ($2 million) of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income was primarily due to lower sales and gross margin, with an adverse impact from higher year-on-year bonus and technology investments on selling, general and administrative expenses in the UK. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

	(in millions)
	Three months ended November 30,
	2019	2018
Sales	$6,007	$5,708
Gross profit	517	512
Selling, general and administrative expenses	407	396
Equity earnings in AmerisourceBergen	13	39
Operating income	122	155
Adjusted operating income (Non-GAAP measure)[1]	229	220

	Percentage increases (decreases)
	Three months ended November 30,
	2019	2018
Sales	5.2	(0.2)
Gross profit	0.8	(1.9)
Selling, general and administrative expenses	2.9	0.3
Operating income	(21.5)	933.3
Adjusted operating income (Non-GAAP measure)[1]	4.1	(2.2)

Comparable sales[2]	8.3	6.6

	Percent to sales
	Three months ended November 30,
	2019	2018
Gross margin	8.6	9.0
Selling, general and administrative expenses	6.8	6.9

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

2Comparable sales are defined as sales excluding acquisitions and dispositions. With respect to the Pharmacy Wholesale division, comparable sales are presented on a constant currency basis, which is a non-GAAP financial measure. Refer to the discussion below in “--Non-GAAP Measures” for further details on constant currency calculations.

Sales for the three months ended November 30, 2019 and 2018
Pharmaceutical Wholesale division’s sales for the three months ended November 30, 2019 increased 5.2% to $6.0 billion.
Sales were negatively impacted by 3.0 percentage points as a result of currency translation. Comparable sales increased 8.3%, led by growth in emerging markets and the UK, including a customer contract change in the UK.

Operating income for the three months ended November 30, 2019 and 2018
Pharmaceutical Wholesale division’s operating income for the three months ended November 30, 2019 decreased $33 million to $122 million primarily due to the Company's share of the litigation settlements included in AmerisourceBergen’s fourth quarter results for its fiscal year ended September 30, 2019. Operating income was negatively impacted by $1 million as a result of currency translation.

Gross profit increased 0.8% from the year-ago quarter. Gross profit was negatively impacted by 2.7 percentage points ($14 million) as a result of currency translation. The offsetting increase was primarily due to sales growth partially offset by lower gross margin.

Selling, general and administrative expenses increased 2.9% from the year-ago quarter. Expenses were positively impacted by 3.2 percentage points ($13 million) as a result of currency translation. The remaining increase was primarily due to increased sales and inflation in emerging markets. As a percentage of sales, selling, general and administrative expenses for the three months ended November 30, 2019 were 6.8% compared to 6.9% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2019 and 2018
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended November 30, 2019, which included $92 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 4.1% to $229 million. Adjusted operating income was negatively impacted by 0.8 percentage points ($2 million) as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily due to higher sales and a higher contribution from AmerisourceBergen. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

	(in millions)
	Three months ended November 30, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$848	$44	$122	$—	$1,013
Acquisition-related costs	122	—	1	—	124
Acquisition-related amortization and impairment	77	22	19	—	118
Transformational cost management	66	12	7	—	86
Adjustments to equity earnings in AmerisourceBergen	—	—	80	—	80
LIFO provision	33	—	—	—	33
Store optimization	9	—	—	—	9
Adjusted operating income (Non-GAAP measure)	$1,155	$79	$229	$—	$1,463

	(in millions)
	Three months ended November 30, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,166	$78	$155	$1	$1,400
Acquisition-related costs	66	—	—	—	66
Acquisition-related amortization and impairment	76	27	20	—	123
Transformational cost management	2	27	1	—	30
Adjustments to equity earnings in AmerisourceBergen	—	—	44	—	44
LIFO provision	39	—	—	—	39
Store optimization	20	—	—	—	20
Certain legal and regulatory accruals and settlements	10	—	—	—	10
Adjusted operating income (Non-GAAP measure)	$1,379	$132	$220	$1	$1,732

	(in millions, except per share amounts)
	Three months ended November 30,
	2019	2018
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$845	$1,123

Adjustments to operating income:
Acquisition-related costs	124	66
Acquisition-related amortization and impairment	118	123
Transformational cost management	86	30
Adjustments to equity earnings in AmerisourceBergen	80	44
LIFO provision	33	39
Store optimization	9	20
Certain legal and regulatory accruals and settlements	—	10
Total adjustments to operating income	449	332

Adjustments to other income:
Gain on sale of equity method investment	(1)	—
Net investment hedging gain	(11)	(3)
Total adjustments to other income	(12)	(3)

Adjustments to income tax provision:
Equity method non-cash tax	(2)	4
U.S. tax law changes[1]	(6)	(12)
Tax impact of adjustments[2]	(80)	(57)
Total adjustments to income tax provision	(88)	(65)

Adjustments to post tax equity earnings from other equity method investments:
Adjustments to equity earnings in other equity method investments[3]	28	—
Total adjustments to post tax equity earnings from other equity method investments	28	—

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,222	$1,386

Diluted net earnings per common share (GAAP)	$0.95	$1.18

Adjustments to operating income	0.50	0.35
Adjustments to other income (expense)	(0.01)	—
Adjustments to income tax provision	(0.10)	(0.07)
Adjustments to equity earnings in other equity method investments[3]	0.03	—
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.37	$1.46

Weighted average common shares outstanding, diluted (in millions)	892.6	951.4

1Discrete tax-only items.
2Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments and the adjusted tax rate true-up.

3Beginning in the quarter ended May 31, 2019, management reviewed and refined its practice to reflect the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP measures in order to provide investors with a comparable view of performance across periods. These adjustments include acquisition-related amortization and acquisition-related costs and were immaterial for the prior periods presented. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $0.8 billion (including $0.3 billion in non-U.S. jurisdictions) as of November 30, 2019, compared to $1.0 billion (including $0.4 billion in non-U.S. jurisdictions) as of November 30, 2018. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

The Company's long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its core strategies; invest in strategic opportunities that reinforce its core strategies and meet return requirements; and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term. In June 2018, the Company’s Board of Directors reviewed and refined the Company’s dividend policy to set forth the Company’s current intention to increase its dividend each year.

Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the three months ended November 30, 2019 was $1.1 billion, compared to $0.5 billion for the year-ago period. The $0.6 billion increase in cash provided by operating activities includes lower cash outflows from accounts receivable, net and inventories, higher cash inflows from accrued expenses and other liabilities partially offset by lower cash inflows from trade accounts payable. Changes in accounts receivable, net, accrued expenses and other liabilities, inventories, and trade accounts payable are mainly driven by timing of collections and payments.

Net cash used for investing activities was $402 million for the three months ended November 30, 2019 compared to $635 million for the year-ago period. This change in net cash used for investing activities includes $147 million in proceeds from sale-leaseback transactions for the three months ended November 30, 2019. Business, investment and asset acquisitions for the three months ended November 30, 2019 were $180 million compared to $200 million for the three months ended November 30, 2018.

For the three months ended November 30, 2019, additions to property, plant and equipment were $387 million compared to $470 million in the year-ago period. Capital expenditures by reporting segment were as follows (in millions):

	Three months ended November 30,
	2019	2018
Retail Pharmacy USA	$303	$365
Retail Pharmacy International	70	79
Pharmaceutical Wholesale	13	26
Total	$387	$470

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Net cash used for financing activities for the three months ended November 30, 2019 was $866 million, compared to net cash provided by financing activities of $390 million in the year-ago period. In the three months ended November 30, 2019 there were $4.7 billion in net proceeds from debt and short term borrowings compared to $2.2 billion in net proceeds in the year-ago period. In the three months ended November 30, 2019 there were $4.7 billion in payments of debt compared to $0.5 billion in three months ended November 30, 2018. The Company repurchased shares as part of the stock repurchase program described below and to support the needs of the employee stock plans totaling $473 million compared to $912 million in the year-ago period. Proceeds related to employee stock plans were $14 million during the three months ended November 30, 2019, compared to $101 million during the three months ended November 30, 2018. Cash dividends paid were $410 million during the three months ended November 30, 2019, compared to $422 million for the same period a year ago.

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

Stock repurchase program
In June 2018, Walgreens Boots Alliance authorized a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock of which the Company had repurchased $6.9 billion as of November 30, 2019. The June 2018 stock repurchase program has no specified expiration date.
The Company determines the timing and amount of repurchases, including repurchases to offset anticipated dilution from equity incentive plans, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. The Company has repurchased and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable the Company to repurchase shares at times when we otherwise might be precluded from doing so under federal securities laws.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $2.9 billion and $1.8 billion at a weighted average interest rate of 2.55% and 2.61% for the three months ended November 30, 2019 and 2018, respectively.

Financing actions
On August 29, 2018, Walgreens Boots Alliance entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. Borrowings under the August 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of November 30, 2019, there were no borrowings under the August 2018 Revolving Credit Agreement.

On November 30, 2018, Walgreens Boots Alliance entered into a credit agreement (as amended the “November 2018 Credit Agreement”) with the lenders from time to time party thereto and, on March 25, 2019, the Company entered into an amendment to such credit agreement reflecting certain changes to the borrowing notice provisions thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. Borrowings under the November 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of November 30, 2019, there were $700 million of borrowings under the November 2018 Credit Agreement.

On December 5, 2018, Walgreens Boots Alliance entered into a $1.0 billion term loan credit agreement (as amended, the “December 2018 Credit Agreement”) with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. The December 2018 Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) January 29, 2021, subject to extension thereof pursuant to the December 2018 Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Credit Agreement. Borrowings under the December 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.75% in the case of Eurocurrency rate loans. As of November 30, 2019, there were $500 million of borrowings outstanding under the December 2018 Credit Agreement.

On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. Borrowings under the December 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.75% in the case of Eurocurrency rate loans. As of November 30, 2019, there were $300 million of borrowings outstanding under the December 2018 Revolving Credit Agreement.

On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364- Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extends the Maturity Date (as defined in the Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension shall become effective on January 30, 2020, subject to the Company satisfying certain customary conditions set forth in the Extension Agreement. Borrowings under the January 2019 364-Day Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of November 30, 2019, there were $1.1 billion of borrowings outstanding under the January 364-Day Revolving Credit Agreement.

On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. Borrowings under each of the August 2019 Revolving Credit Agreements will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.95% in the case of Eurocurrency rate loans. As of August 31, 2019, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of November 30, 2019, the Company was in compliance with all such applicable covenants.

Credit ratings
As of January 7, 2020, the credit ratings of Walgreens Boots Alliance were:

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

AmerisourceBergen relationship
As of November 30, 2019, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 28% of the outstanding common stock based on most recent share count publicly reported by AmerisourceBergen and had designated one member of AmerisourceBergen’s board of directors. As of November 30, 2019, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See note 5, equity method investments, to the Consolidated Condensed Financial Statements included herein for further information.

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

At November 30, 2019, the Company had $47 million of guarantees outstanding and no amounts issued under letters of credit.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes, outside of the ordinary course of business, in the Company's outstanding contractual obligations disclosed in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2019.

CRITICAL ACCOUNTING POLICIES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2019. Some of the more significant estimates include business combinations, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. See note 17, new accounting pronouncements, for additional information.

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in note 17, new accounting pronouncements, to the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, the inherent risks, challenges and uncertainties associated with forecasting financial results of large, complex organizations in rapidly evolving industries, particularly over longer time periods, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, circumstances that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, and charges incurred with strategic transactions, whether the costs and charges associated with restructuring initiatives, including the Transformational Cost Management Program and Store Optimization Program, will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, including the Transformational Cost Management Program and Store Optimization Program, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, risks related to pilot programs and new business initiatives and ventures generally, including the risks that anticipated benefits may not be realized, changes in management’s plans and assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets, credit ratings and interest rates, the risks relating to the terms, timing and magnitude of any share repurchase activity, the risks associated with international business operations, including the risks associated with the proposed withdrawal of the United Kingdom from the European Union and international trade policies, tariffs, including tariff negotiations between the United States and China, and relations, the risks associated with cybersecurity or privacy breaches related to customer information, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms and the associated impacts on volume and operating results, risks related to competition including changes in market dynamics, participants, product and service offerings, retail formats and competitive positioning, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the asset acquisition from Rite Aid, the risks associated with the integration of complex businesses, the impact of regulatory restrictions and outcomes of legal and regulatory matters and risks associated with changes in laws, including those related to the December 2017 U.S. tax law changes, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A, Risk factors, in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2019 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding the Company's transactions are set forth in note 8, financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On November 30, 2019, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of November 30, 2019, by approximately $24 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in note 5, equity method investments, to the Consolidated Condensed Financial Statements. See “--Investment in AmerisourceBergen” above.

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended November 30, 2019 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are implementing a new enterprise resource planning (ERP) system which affects many of our financial processes. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting.

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

Item 103 of SEC Regulation S-K requires disclosure of environmental legal proceedings with, or any such legal proceedings known to be contemplated by, a governmental authority if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, the Company is under investigation by certain counties within the State of California for alleged noncompliance with state hazardous waste regulations, and settlement discussions are in process with the applicable government authorities. Although we cannot predict the outcome of this matter, we do not expect the outcome to have a material adverse effect on our prospects, financial condition, results of operations or cash flows.

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A, risk factors, in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2019, which could materially affect our business, financial condition or future results.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended November 30, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program[1]
09/01/19 – 09/30/19	3,013,100	$54.32	1,113,100	$3,429,059,968
10/01/19 – 10/31/19	3,118,403	54.18	3,118,403	3,260,072,985
11/01/19 – 11/30/19	2,332,563	60.06	2,332,563	3,119,961,303
	8,464,066	$55.85	6,564,066	$3,119,961,303

1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date.

Item 6. Exhibits
The agreements included as exhibits to this report are included to provide information regarding their terms and not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other parties to the applicable agreement, and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
10.1*	Form of Performance Share Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2019.
10.2*	Form of Stock Option Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2019.
10.3*	Form of Performance Share Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.10 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2019.
10.4*	Form of Stock Option Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.14 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2019.
10.5*	Form of Restricted Stock Unit Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2019.
10.6*	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2019).	Incorporated by reference to Exhibit 10.19 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2019.
10.7*	Form of Restricted Stock Unit Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2019.
10.8*	Form of Restricted Stock Unit Award agreement (September 2019).	Incorporated by reference to Exhibit 10.24 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2019.
10.9*	Form of Stock Option Award agreement under UK Sub-plan (effective October 2019).	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2019.
10.10*	Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.43 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2019.
10.11*	Extension, effective as of October 22, 2019, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.47 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2019.

10.12	Extension Agreement, dated as of December 18, 2019, by and among Walgreens Boots Alliance, Inc., the lenders party thereto and Mizuho Bank, Ltd., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 18, 2019.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statement of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: January 8, 2020	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
(Principal Financial Officer)

Dated: January 8, 2020	/s/ Heather Dixon
Heather Dixon
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)