Form 10-Q
period 2020-02-29
Walgreens Boots Alliance, Inc.
filed 2020-04-02
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 29, 2020

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of March 31, 2020 was 877,220,195.

Table of Contents
WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2020

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	February 29, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$792	$1,023
Accounts receivable, net	7,572	7,226
Inventories	9,652	9,333
Other current assets	893	1,118
Total current assets	18,909	18,700
Non-current assets:
Property, plant and equipment, net	13,482	13,478
Operating lease right-of-use assets	21,755	—
Goodwill	16,788	16,560
Intangible assets, net	10,929	10,876
Equity method investments (see note 5)	6,921	6,851
Other non-current assets	1,218	1,133
Total non-current assets	71,094	48,899
Total assets	$90,003	$67,598

Liabilities and equity
Current liabilities:
Short-term debt	$5,984	$5,738
Trade accounts payable (see note 16)	14,968	14,341
Operating lease obligation	2,278	—
Accrued expenses and other liabilities	5,408	5,474
Income taxes	23	216
Total current liabilities	28,662	25,769
Non-current liabilities:
Long-term debt	10,625	11,098
Operating lease obligation	21,959	—
Deferred income taxes	1,637	1,785
Other non-current liabilities	2,786	4,795
Total non-current liabilities	37,007	17,678
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at February 29, 2020 and August 31, 2019	12	12
Paid-in capital	10,689	10,639
Retained earnings	36,351	35,815
Accumulated other comprehensive loss	(3,407)	(3,897)
Treasury stock, at cost; 292,116,419 shares at February 29, 2020 and 277,126,116 shares at August 31, 2019	(19,925)	(19,057)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	23,720	23,512
Noncontrolling interests	615	641
Total equity	24,334	24,152
Total liabilities and equity	$90,003	$67,598
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and six months ended February 29, 2020
(in millions, except shares)

Three months ended February 29, 2020
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
November 30, 2019	888,089,745	$12	$(19,496)	$10,648	$(3,313)	$35,810	$653	$24,314
Net earnings (loss)	—	—	—	—	—	946	5	952
Other comprehensive income (loss), net of tax	—	—	—	—	(94)	—	—	(94)
Dividends declared	—	—	—	—	—	(404)	(43)	(448)
Treasury stock purchases	(7,996,028)	—	(440)	—	—	—	—	(440)
Employee stock purchase and option plans	303,482	—	10	3	—	—	—	13
Stock-based compensation	—	—	—	38	—	—	—	38
Adoption of new accounting standards	—	—	—	—	—	—	—	—
February 29, 2020	880,397,199	$12	$(19,925)	$10,689	$(3,407)	$36,351	$615	$24,334

Six months ended February 29, 2020
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2019	895,387,502	$12	$(19,057)	$10,639	$(3,897)	$35,815	$641	$24,152
Net earnings (loss)	—	—	—	—	—	1,791	2	1,793
Other comprehensive income (loss), net of tax	—	—	—	—	490	—	15	505
Dividends declared	—	—	—	—	—	(812)	(43)	(855)
Treasury stock purchases	(16,460,094)	—	(913)	—	—	—	—	(913)
Employee stock purchase and option plans	1,469,791	—	45	(17)	—	—	—	28
Stock-based compensation	—	—	—	67	—	—	—	67
Adoption of new accounting standards	—	—	—	—	—	(442)	—	(442)
February 29, 2020	880,397,199	$12	$(19,925)	$10,689	$(3,407)	$36,351	$615	$24,334

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and six months ended February 28, 2019
(in millions, except shares)

Three months ended February 28, 2019
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
November 30, 2018	943,444,736	$12	$(15,862)	$10,522	$(3,231)	$34,168	$654	$26,263
Net earnings (loss)	—	—	—	—	—	1,156	(18)	1,138
Other comprehensive income (loss), net of tax	—	—	—	—	519	—	10	529
Dividends declared	—	—	—	—	—	(402)	(1)	(403)
Treasury stock purchases	(30,103,362)	—	(2,201)	—	—	—	—	(2,201)
Employee stock purchase and option plans	835,068	—	25	12	—	—	—	37
Stock-based compensation	—	—	—	37	—	—	—	37
Other	—	—	—	—	7	6	(2)	11
February 28, 2019	914,176,442	$12	$(18,036)	$10,571	$(2,705)	$34,928	$643	$25,413

Six months ended February 28, 2019
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2018	952,133,418	$12	$(15,047)	$10,493	$(3,002)	$33,551	$682	$26,689
Net earnings (loss)	—	—	—	—	—	2,279	(41)	2,238
Other comprehensive income (loss), net of tax	—	—	—	—	290	—	7	297
Dividends declared	—	—	—	—	—	(820)	(3)	(823)
Treasury stock purchases	(42,097,919)	—	(3,113)	—	—	—	—	(3,113)
Employee stock purchase and option plans	4,140,943	—	124	14	—	—	—	138
Stock-based compensation	—	—	—	63	—	—	—	63
Adoption of new accounting standards	—	—	—	—	—	(88)	—	(88)
Other	—	—	—	—	7	6	(2)	11
February 28, 2019	914,176,442	$12	$(18,036)	$10,571	$(2,705)	$34,928	$643	$25,413

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Sales	$35,820	$34,528	$70,160	$68,321
Cost of sales	28,307	26,773	55,384	52,925
Gross profit	7,513	7,754	14,776	15,395

Selling, general and administrative expenses	6,308	6,320	12,570	12,599
Equity earnings in AmerisourceBergen	28	83	41	121
Operating income	1,233	1,517	2,247	2,918

Other income	25	19	60	45
Earnings before interest and income tax provision	1,259	1,536	2,307	2,963

Interest expense, net	162	181	328	342
Earnings before income tax provision	1,097	1,356	1,979	2,621
Income tax provision	160	226	193	406
Post tax earnings from other equity method investments	15	9	7	24
Net earnings	952	1,138	1,793	2,238
Net earnings (loss) attributable to noncontrolling interests	5	(18)	2	(41)
Net earnings attributable to Walgreens Boots Alliance, Inc.	$946	$1,156	$1,791	$2,279

Net earnings per common share:
Basic	$1.07	$1.25	$2.02	$2.43
Diluted	$1.07	$1.24	$2.01	$2.42

Weighted average common shares outstanding:
Basic	884.5	928.4	887.9	938.3
Diluted	885.5	930.7	889.1	941.1

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Comprehensive income:
Net earnings	$952	$1,138	$1,793	$2,238

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(1)	(2)	(9)	(6)
Unrealized gain (loss) on cash flow hedges	1	(1)	1	2
Net investment hedges (see note 13)	21	(12)	(21)	(12)
Share of other comprehensive income (loss) of equity method investments	4	(2)	(5)	(1)
Currency translation adjustments	(119)	553	539	321
Total other comprehensive income (loss)	(94)	536	505	304
Total comprehensive income	857	1,674	2,299	2,542

Comprehensive income (loss) attributable to noncontrolling interests	5	(8)	17	(34)
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$852	$1,682	$2,281	$2,576

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six months ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net earnings	$1,793	$2,238
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	969	990
Deferred income taxes	(45)	161
Stock compensation expense	67	63
Equity (earnings) from equity method investments	(47)	(145)
Other	37	155
Changes in operating assets and liabilities:
Accounts receivable, net	(324)	(1,164)
Inventories	(242)	(557)
Other current assets	56	(61)
Trade accounts payable	555	682
Accrued expenses and other liabilities	139	(542)
Income taxes	(355)	(522)
Other non-current assets and liabilities	(119)	(104)
Net cash provided by operating activities	2,484	1,195

Cash flows from investing activities:
Additions to property, plant and equipment	(705)	(793)
Proceeds from sale-leaseback transactions	333	—
Proceeds from sale of other assets	37	54
Business, investment and asset acquisitions, net of cash acquired	(286)	(347)
Other	3	41
Net cash used for investing activities	(617)	(1,046)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	(655)	336
Proceeds from debt	9,860	6,414
Payments of debt	(9,465)	(3,117)
Stock purchases	(913)	(3,113)
Proceeds related to employee stock plans	28	138
Cash dividends paid	(857)	(841)
Other	(82)	67
Net cash used for financing activities	(2,085)	(115)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—
Changes in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	(218)	34
Cash, cash equivalents and restricted cash at beginning of period	1,207	975
Cash, cash equivalents and restricted cash at end of period	$988	$1,009
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

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented.

Note 2. Acquisitions

Acquisition of certain Rite Aid Corporation (“Rite Aid”) assets
Pursuant to an amended and restated purchase agreement entered into in September 2017, the Company acquired the second of three distribution centers including related inventory from Rite Aid during the six months ended February 29, 2020 for cash consideration of $63 million. The Company acquired the first distribution center and related inventory from Rite Aid for cash consideration of $61 million in fiscal 2019. The transition of the third distribution center and related inventory remains subject to the closing conditions set forth in the amended and restated asset purchase agreement.

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory in Retail Pharmacy USA for the aggregate purchase price of $60 million and $140 million during the three and six months ended February 29, 2020, respectively.

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

Since the inception of the Transformational Cost Management Program to February 29, 2020, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $605 million, which were primarily recorded within selling, general and administrative expenses. These charges included $36 million related to lease obligations and other real estate costs, $275 million in asset impairments, $236 million in employee severance and business transition costs and $58 million of information technology transformation and other exit costs.

Transformational Cost Management Program charges are recognized as the costs are incurred over time in accordance with GAAP. The Company treats charges related to the Transformational Cost Management Program as special items impacting comparability of results in its earnings disclosures.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three and six months ended February 29, 2020 and February 28, 2019 were as follows (in millions):

Three months ended February 29, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$9	$1	$—	$10
Asset impairments	3	—	—	3
Employee severance and business transition costs	39	29	4	72
Information technology transformation and other exit costs	9	13	1	24
Total pre-tax exit and disposal costs	$60	$43	$5	$109

Six months ended February 29, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$10	$1	$—	$11
Asset impairments	11	3	—	15
Employee severance and business transition costs	72	30	9	111
Information technology transformation and other exit costs	16	17	2	36
Total pre-tax exit and disposal costs	$110	$52	$12	$173

Three months ended February 28, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	—	26	85	111
Employee severance and other exit costs	14	14	11	39
Total pre-tax exit and disposal costs	$14	$40	$96	$150

Six months ended February 28, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	—	32	85	117
Employee severance and other exit costs	16	35	11	62
Total pre-tax exit and disposal costs	$16	$67	$96	$179

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2019	$17	$—	$57	$4	$78
Costs	11	15	111	36	173
Payments	(1)	—	(59)	(10)	(70)
Other - non cash	3	(15)	—	(8)	(20)
ASC 842 Leases adoption[1]	(4)	—	—	—	(4)
Currency translation adjustment	1	—	—	—	1
Balance at February 29, 2020	$27	$—	$110	$22	$158

1Represents liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842. Refer to note 4, leases and note 17, new accounting pronouncements for additional information.

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

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $400 million, compared to the Company's previously stated expectation of $350 million, of which $335 million have been recorded to date, primarily within selling, general and administrative expenses. The Company expects to incur charges of approximately $190 million for lease obligations and other real estate costs, of which $159 million have been recorded to date and approximately $210 million for employee severance and other exit costs of which $176 million have been recorded to date. The Company estimates that substantially all of these cumulative pre-tax charges will result in cash expenditures.

Store Optimization Program charges are recognized as the costs are incurred over time in accordance with GAAP. The Company treats charges related to the Store Optimization Program as special items impacting comparability of results in its earnings disclosures.

Costs related to the Store Optimization Program for the three and six months ended February 29, 2020 and February 28, 2019 were as follows (in millions):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Lease obligations and other real estate costs	$18	$9	$21	$2
Employee severance and other exit costs	12	22	18	49
Total costs	$30	$31	$39	$51

The changes in liabilities related to the Store Optimization Program include the following (in millions):

	Lease obligations and other real estate costs	Employee severance and other exit costs	Total
Balance at August 31, 2019	$407	$22	$429
Costs	21	18	39
Payments	(18)	(32)	(50)
Other - non cash	(1)	(5)	(6)
ASC 842 Leases adoption[1]	(378)	—	(378)
Balance at February 29, 2020	$31	$3	$34

1Represents liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842. Refer to note 4, leases and note 17, new accounting pronouncements for additional information.

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

The liabilities related to the Cost Transformation Program declined by $382 million representing liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842. The remaining liabilities as of February 29, 2020 were not material.

Note 4. Leases

The Company leases certain retail stores, warehouses, distribution centers, office space, land and equipment. For leases in the United States, the initial lease term is typically 15 to 25 years, followed by additional terms containing renewal options typically at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options. The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. The Company recognizes operating lease rent expense on a straight-line basis over the term of the lease. In addition to minimum fixed rentals, some leases provide for contingent rentals based upon a portion of sales. See note 17, new accounting pronouncements for additional information.

Supplemental balance sheet information related to leases were as follows (in millions):

February 29, 2020
Operating Leases:
Operating lease right-of-use assets	$21,755

Operating lease obligations - current	2,278
Operating lease obligations - non current	21,959
Total operating lease obligations	$24,237
Finance Leases:
Right-of-use assets included in:
Property, plant and equipment, net	$802
Lease obligations included in:
Accrued expenses and other liabilities	46
Other non-current liabilities	1,032
Total finance lease obligations	$1,078

The components of lease costs were as follows (in millions):

	Three months ended February 29, 2020	Six months ended February 29, 2020
Operating lease cost
Fixed	$841	$1,670
Variable [1]	208	428
Finance lease cost
Amortization	$10	$19
Interest	14	28
Sublease income	(16)	(31)

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.

Other supplemental information were as follows (in millions):

Six months ended February 29, 2020
Gains on sale-leaseback transactions[1]	$140
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$1,677
Operating cash flows from finance leases	24
Financing cash flows from finance leases	23
Total	$1,724
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,313
Finance leases	65
Total	$1,378

1Recorded within selling, general and administrative expenses. For the three months ended February 29, 2020 gain on sales-leaseback was $63 million.

Average lease term and discount rate as of February 29, 2020 were as follows:

February 29, 2020
Weighted average remaining lease term in years:
Operating leases	10.9
Finance leases	21.1

Weighted average discount rate
Operating leases	4.94%
Finance leases	5.32%

The aggregate future lease payments for operating and finance leases as of February 29, 2020 were as follows (in millions):

Fiscal year	Finance lease	Operating lease
2020 (Remaining period)	$48	$1,712
2021	95	3,340
2022	92	3,176
2023	89	3,021
2024	89	2,865
2025	87	2,690
Later	1,218	14,682
Total undiscounted minimum lease payments	$1,718	$31,486
Less: Present value discount	(640)	(7,249)
Lease liability	$1,078	$24,237

Note 5. Equity method investments

Equity method investments as of February 29, 2020 and August 31, 2019, were as follows (in millions, except percentages):

	February 29, 2020		August 31, 2019
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,206	28%	$5,211	27%
Others	1,715	8% - 50%	1,640	8% - 50%
Total	$6,921		$6,851

AmerisourceBergen Corporation (“AmerisourceBergen”) investment
As of February 29, 2020 and August 31, 2019, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 28% and 27%, respectively, of its outstanding common stock, based on the most recent share count publicly reported by AmerisourceBergen. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. The financial performance of AmerisourceBergen, including any charges which may arise relating to its ongoing opioid litigation, will impact the Company's results of operations.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at February 29, 2020 was $4.8 billion. As of February 29, 2020, the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

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

The Company reported $15 million and $9 million of post-tax equity earnings from other equity method investments, including equity method investments classified as operating, for the three months ended February 29, 2020 and February 28, 2019, respectively. The Company reported $7 million and $24 million of post-tax equity earnings from other equity method investments, including equity method investments classified as operating, for the six months ended February 29, 2020 and February 28, 2019, respectively.

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

The Company continued to monitor industry and market trends during the three months ended February 29, 2020 and concluded that no event occurred or circumstances changed that would more likely than not reduce the fair value of its reporting units or intangible asset below its carrying value as of February 29, 2020.

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

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2019	$10,491	$3,179	$2,890	$16,560
Acquisitions	47	—	—	47
Currency translation adjustments	—	84	97	181
February 29, 2020	$10,538	$3,263	$2,987	$16,788

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	February 29, 2020	August 31, 2019
Gross amortizable intangible assets
Customer relationships and loyalty card holders	$4,397	$4,290
Favorable lease interests and non-compete agreements[1]	58	654
Trade names and trademarks	455	461
Purchasing and payer contracts	373	382
Total gross amortizable intangible assets	5,283	5,787

Accumulated amortization
Customer relationships and loyalty card holders	$1,437	$1,262
Favorable lease interests and non-compete agreements[1]	26	410
Trade names and trademarks	255	250
Purchasing and payer contracts	103	99
Total accumulated amortization	1,821	2,021
Total amortizable intangible assets, net	$3,462	$3,766

Indefinite-lived intangible assets
Trade names and trademarks	$5,494	$5,232
Pharmacy licenses	1,972	1,878
Total indefinite-lived intangible assets	$7,466	$7,110

Total intangible assets, net	$10,929	$10,876
1Transferred favorable lease interest to right-of-use assets upon the adoption of ASC 842. Refer to note 17, new accounting pronouncements for additional information.

Amortization expense for intangible assets were $117 million and $235 million for the three and six months ended February 29, 2020, respectively, and $139 million and $273 million for the three and six months ended February 28, 2019, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at February 29, 2020 is as follows (in millions):

	2021	2022	2023	2024	2025
Estimated annual amortization expense	$432	$413	$379	$360	$330

Note 7. Debt

Debt consists of the following (all amounts are presented in millions of U.S. dollars, unless otherwise indicated):

	February 29, 2020	August 31, 2019
Short-term debt [1]
Commercial paper	$2,517	$2,400
Credit facilities [2]	2,512	1,624
$8 billion note issuance [3,4]
2.700% unsecured notes due 2019	—	1,250
£700 million note issuance [3,4]
2.875% unsecured Pound sterling notes due 2020	513	—
Other [5]	443	464
Total short-term debt	$5,984	$5,738

Long-term debt [1]
$6 billion note issuance [3,4]
3.450% unsecured notes due 2026	$1,890	$1,890
4.650% unsecured notes due 2046	591	591
$8 billion note issuance [3,4]
3.300% unsecured notes due 2021	1,247	1,247
3.800% unsecured notes due 2024	1,992	1,992
4.500% unsecured notes due 2034	496	495
4.800% unsecured notes due 2044	1,493	1,492
£700 million note issuance [3,4]
2.875% unsecured Pound sterling notes due 2020	—	488
3.600% unsecured Pound sterling notes due 2025	384	365
€750 million note issuance [3,4]
2.125% unsecured Euro notes due 2026	818	824
$4 billion note issuance [3,6]
3.100% unsecured notes due 2022	1,197	1,197
4.400% unsecured notes due 2042	493	493
Other [7]	24	25
Total long-term debt, less current portion	$10,625	$11,098

1Carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt has been translated using the spot rates at February 29, 2020 and August 31, 2019, respectively.
2Credit facilities primarily include debt outstanding under the various credit facilities described in more detail below.
3The $6 billion, $8 billion, £0.7 billion, €0.75 billion, and $4 billion note issuances as of February 29, 2020 had fair values and carrying values of $2.6 billion and $2.5 billion, $5.5 billion and $5.2 billion, $0.9 billion and $0.9 billion, $0.9 billion and $0.8 billion, and $1.8 billion and $1.7 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the February 29, 2020 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of February 29, 2020.
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

August 2019 Revolving Credit Agreements
On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. As of February 29, 2020, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements.

January 2019 364-Day Revolving Credit Agreement
On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364-Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extends the Maturity Date (as defined in the Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020. As of February 29, 2020, there were $0.6 billion of borrowings outstanding under the January 364-Day Revolving Credit Agreement.

December 2018 Revolving Credit Agreement
On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. As of February 29, 2020, there were $0.1 billion of borrowings outstanding under the December 2018 Revolving Credit Agreement.

December 2018 Credit Agreement
On December 5, 2018, Walgreens Boots Alliance entered into a $1.0 billion term loan credit agreement (as amended, the “December 2018 Credit Agreement”) with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. The December 2018 Credit Agreement is a senior unsecured revolving facility with a facility termination date of the earlier of (a) January 29, 2021, subject to extension thereof pursuant to the December 2018 Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Credit Agreement. As of February 29, 2020, there were $1.0 billion of borrowings outstanding under the December 2018 Credit Agreement.

November 2018 Credit Agreement
On November 30, 2018, the Company entered into a credit agreement (as amended, the “November 2018 Credit Agreement”) with the lenders from time to time party thereto and, on March 25, 2019, the Company entered into an amendment to such credit agreement reflecting certain changes to the borrowing notice provisions thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. As of February 29, 2020, there were $0.9 billion of borrowings outstanding under the November 2018 Credit Agreement.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $0.5 billion. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of February 29, 2020, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $3.0 billion and $2.4 billion of at a weighted average interest rate of 2.42% and 2.96% for the six months ended February 29, 2020 and February 28, 2019, respectively.

Interest
Interest paid was $337 million and $349 million for the six months ended February 29, 2020 and February 28, 2019, respectively.

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

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

February 29, 2020	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$851	$42	Other non-current assets
Foreign currency forwards	378	7	Other current assets
Cross currency interest rate swaps	100	1	Other current assets
Cross currency interest rate swaps	206	4	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	2,873	52	Other current assets
Foreign currency forwards	1,265	9	Other current liabilities

August 31, 2019	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$800	$73	Other non-current assets
Foreign currency forwards	18	1	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	3,485	87	Other current assets
Foreign currency forwards	707	6	Other current liabilities

Net investment hedges
The Company uses cross currency interest rate swaps and foreign currency forwards as hedges of net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the currency translation adjustment within accumulated other comprehensive income (loss).
Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The income (expenses) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three months ended		Six months ended
	Location in Consolidated Condensed Statements of Earnings	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Foreign currency forwards	Selling, general and administrative expenses	$13	$(106)	$(61)	$(60)
Foreign currency forwards	Other income	(7)	(6)	4	(2)

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	February 29, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$146	$146	$—	$—
Investments in equity securities[2]	4	4	—	—
Foreign currency forwards[3]	59	—	59	—
Cross currency interest rate swaps[4]	43	—	43	—
Liabilities:
Foreign currency forwards[3]	9	—	9	—
Cross currency interest rate swaps[4]	4	—	4	—

	August 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$217	$217	$—	$—
Investments in equity securities[2]	5	5	—	—
Foreign currency forwards[3]	88	—	88	—
Cross currency interest rate swaps[4]	73	—	73	—
Liabilities:
Foreign currency forwards[3]	6	—	6	—

1Money market funds are valued at the closing price reported by the fund sponsor.
2Fair values of quoted investments are based on current bid prices as of February 29, 2020 and August 31, 2019.
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

There were no transfers between Levels for the three and six months ended February 29, 2020.

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

On December 11, 2017, purported Rite Aid shareholders filed an amended complaint in a putative class action lawsuit in the United States District Court for the Middle District of Pennsylvania (the “M.D. Pa. action”) arising out of transactions contemplated by the merger agreement between the Company and Rite Aid. The amended complaint alleged that the Company and certain of its officers made false or misleading statements regarding the transactions. The Court denied the Company’s motion to dismiss the amended complaint on April 15, 2019. The Company filed an answer and affirmative defenses, discovery commenced, and the Court granted plaintiffs' motion for class certification.

In June 2019, a Fred’s, Inc. shareholder filed a nearly identical lawsuit to the M.D. Pa. action in the United States District Court for the Western District of Tennessee, except naming Fred’s, Inc. and one of its former officers along with the Company and certain of its officers. Lead plaintiffs filed an amended complaint on November 4, 2019, which is substantially the same as the original complaint. The Company's motion to dismiss to the amended complaint is fully briefed and awaits the Court's ruling.

As previously disclosed, the Company was also named as a defendant in a putative class action lawsuit similar to the M.D. Pa. action filed in State of Pennsylvania in the Court of Common Pleas of Cumberland County, which was terminated by the court for lack of prosecution in November 2018.

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation (“MDL”), captioned In re National Prescription Opiate Litigation (MDL No. 2804), is pending in the U.S. District Court for the Northern District of Ohio ("N.D. Ohio"). The Company is named as a defendant in a subset of the cases included in this MDL. The first bellwether trial in the MDL, which had been scheduled for October 2019, was terminated. The MDL court selected several new bellwether cases, including three involving the Company: (1) one to remain in N.D. Ohio, scheduled for trial in November 2020; (2) one to be remanded to the United States District Court for the Southern District of West Virginia; and (3) one to be remanded to the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the West Virginia action subsequently severed their claims against the Company from that matter, and plaintiffs in another bellwether case remanded to the United States District Court for the Northern District of California have added the Company to that case. The Company also has been named as a defendant in numerous lawsuits brought in state courts relating to opioid matters. The relief sought by various plaintiffs is compensatory and punitive damages, as well as injunctive relief. Additionally, the Company has received from the Department of Justice and the Attorney Generals of numerous states subpoenas, civil investigative demands, and/or other requests concerning opioid matters. As discussed above, legal proceedings, including government investigations, are often uncertain and difficult to predict, and the costs and penalties incurred in these matters can be substantial.

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

Note 11. Income taxes

The effective tax rate for the three and six months ended February 29, 2020 was 14.6% and 9.7%, respectively, compared to 16.7% and 15.5% for the three and six months ended February 28, 2019, respectively. The decrease in the effective tax rate for the three months ended February 29, 2020 was primarily due to the mix of earnings between U.S and international operations. The decrease in the effective tax rate for the six months ended February 29, 2020 was primarily due to discrete tax benefits recorded from the reduction of a valuation allowance on net deferred tax assets related to anticipated capital gains.

Income taxes paid for the six months ended February 29, 2020 were $592 million, compared to $766 million for the six months ended February 28, 2019.

On December 2, 2019, the Internal Revenue Service issued final regulations relating to the base erosion and anti-avoidance tax (“BEAT”) provisions and the foreign tax credit regime under the U.S. tax law changes enacted in December 2017. The Company has evaluated the impact of the regulations and determined that there is no material impact to its financial statements.

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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

		Three months ended		Six months ended
	Location in Consolidated Condensed Statements of Earnings	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Service costs	Selling, general and administrative expenses	$1	$1	$2	$2
Interest costs	Other income	37	50	72	99
Expected returns on plan assets/other	Other income	(73)	(64)	(144)	(124)
Total net periodic pension costs (income)		$(35)	$(13)	$(69)	$(23)

The Company made cash contributions to its defined benefit pension plans of $10 million for the six months ended February 29, 2020, which primarily related to committed funded payments. The Company plans to contribute an additional $22 million to its defined benefit pension plans in fiscal 2020.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $55 million and $113 million for the three and six months ended February 29, 2020, respectively, compared to an expense of $64 million and $125 million for the three and six months ended February 28, 2019, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized for the three and six months ended February 29, 2020 was $29 million and $67 million, respectively, compared to a cost of $33 million and $64 million in the three and six months ended February 28, 2019, respectively.

Note 13. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (“AOCI”) by component and net of tax for the three and six months ended February 29, 2020 and February 28, 2019 (in millions):

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2019	$(55)	$(24)	$14	$(5)	$(3,242)	$(3,313)
Other comprehensive income (loss) before reclassification adjustments	4	—	27	6	(121)	(84)
Amounts reclassified from AOCI	(3)	1	—	—	—	(2)
Tax benefit (provision)	(2)	—	(7)	(2)	3	(8)
Net change in other comprehensive income (loss)	(1)	1	21	4	(119)	(94)
Balance at February 29, 2020	$(57)	$(24)	$34	$(1)	$(3,360)	$(3,407)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2019	$(48)	$(24)	$55	$3	$(3,884)	$(3,897)
Other comprehensive income (loss) before reclassification adjustments	(8)	(1)	(28)	(5)	520	479
Amounts reclassified from AOCI	(1)	3		—	—	2
Tax benefit (provision)	(1)	(1)	7	—	3	9
Net change in other comprehensive income (loss)	(9)	1	(21)	(5)	524	490
Balance at February 29, 2020	$(57)	$(24)	$34	$(1)	$(3,360)	$(3,407)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges[1]	Net investment hedges[1]	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2018	$97	$(27)	$—	$4	$(3,305)	$(3,231)
Other comprehensive income (loss) before reclassification adjustments	—	(3)	(16)	(2)	537	516
Amounts reclassified from AOCI	(4)	2	—	—	—	(2)
Other	—	—	—	—	7	7
Tax benefit (provision)	2	—	4	—	(1)	5
Net change in other comprehensive income (loss)	(2)	(1)	(12)	(2)	543	526
Balance at February 28, 2019	$95	$(28)	$(12)	$2	$(2,762)	$(2,705)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges[1]	Net investment hedges[1]	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2018	$101	$(30)	$—	$3	$(3,076)	$(3,002)
Other comprehensive income (loss) before reclassification adjustments	—	—	(16)	(1)	309	292
Amounts reclassified from AOCI	(8)	3	—	—	—	(5)
Other	—	—	—	—	7	7
Tax benefit (provision)	2	(1)	4	—	(2)	3
Net change in other comprehensive income (loss)	(6)	2	(12)	(1)	314	297
Balance at February 28, 2019	$95	$(28)	$(12)	$2	$(2,762)	$(2,705)

1Previously disclosed as Unrealized gain (loss) on hedges.

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

The following table reflects results of operations of the Company's reportable segments (in millions):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Sales:
Retail Pharmacy USA	$27,245	$26,257	$53,377	$51,979
Retail Pharmacy International	3,056	3,082	5,801	5,982
Pharmaceutical Wholesale	6,066	5,738	12,072	11,446
Eliminations[1]	(546)	(549)	(1,091)	(1,086)
Walgreens Boots Alliance, Inc.	$35,820	$34,528	$70,160	$68,321
Adjusted Operating income:
Retail Pharmacy USA	$1,267	$1,455	$2,423	$2,834
Retail Pharmacy International	198	256	276	388
Pharmaceutical Wholesale	235	225	464	445
Eliminations[1]	2	(1)	2	—
Walgreens Boots Alliance, Inc.	$1,703	$1,935	$3,166	$3,667

1Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

The following table reconciles adjusted operating income to operating income (in millions):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Adjusted operating income	$1,703	$1,935	$3,166	$3,667
Acquisition-related amortization and impairment	(117)	(123)	(235)	(246)
Acquisition-related costs	(99)	(82)	(223)	(148)
Transformational cost management	(123)	(150)	(209)	(179)
Adjustments to equity earnings in AmerisourceBergen	(73)	(9)	(152)	(54)
LIFO provision	(28)	(8)	(61)	(48)
Store optimization	(30)	(31)	(39)	(51)
Certain legal and regulatory accruals and settlements	—	(14)	—	(24)
Operating income	$1,233	$1,517	$2,247	$2,918

Note 15. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Retail Pharmacy USA
Pharmacy	$19,901	$18,892	$39,606	$38,039
Retail	7,344	7,366	13,772	13,940
Total	27,245	26,257	53,377	51,979

Retail Pharmacy International
Pharmacy	1,025	1,010	2,026	2,049
Retail	2,031	2,072	3,775	3,933
Total	3,056	3,082	5,801	5,982

Pharmaceutical Wholesale	6,066	5,738	12,072	11,446

Eliminations[1]	(546)	(549)	(1,091)	(1,086)

Walgreens Boots Alliance, Inc.	$35,820	$34,528	$70,160	$68,321

1Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

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

Related party transactions with AmerisourceBergen (in millions):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Purchases, net	$14,932	$14,064	$29,408	$28,386

	February 29, 2020	August 31, 2019
Trade accounts payable, net	$6,747	$6,484

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

New accounting pronouncements not yet adopted
Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 (fiscal year 2023) with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

Financial Instruments
In March 2020, FASB issued ASU 2020-03. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.

Investments - equity securities; Investments—Equity Method and Joint Ventures; Derivatives and Hedging
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2021 (fiscal 2023). The adoption of this ASU is not expected to have any impact on the Company's results of operations, cash flows or financial position.

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

Note 18. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members. Trade receivables were $6.3 billion and $6.0 billion at February 29, 2020 and August 31, 2019, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see note 16, related parties), were $1.3 billion and $1.2 billion at February 29, 2020 and August 31, 2019, respectively.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Depreciation expense	$375	$360	$734	$717
Intangible asset and other amortization	117	139	235	273
Total depreciation and amortization expense	$492	$499	$969	$990

Accumulated depreciation and amortization on property, plant and equipment was $11.9 billion at February 29, 2020 and $11.3 billion at August 31, 2019.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of February 29, 2020 and August 31, 2019, the amount of such restricted cash was $196 million and $184 million, respectively, and is reported in other current assets on the Consolidated Condensed Balance Sheets.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of February 29, 2020 and August 31, 2019 (in millions):

	February 29, 2020	August 31, 2019
Cash and cash equivalents	$792	$1,023
Restricted cash (included in other current assets)	196	184
Cash, cash equivalents and restricted cash	$988	$1,207

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 18.7 million outstanding options to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation as of February 29, 2020 compared to 14.4 million as of February 28, 2019.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2020	2019
November	$0.4575	$0.4400
February	0.4575	0.4400
	$0.92	$0.88

Note 19. Subsequent event

The Company is closely monitoring the impact of the pandemic of the novel strain of coronavirus COVID-19 ("COVID-19") on all aspects of its business and geographies, including how it will impact its customers, team members, suppliers, vendors, business partners and distribution channels. While the Company did not incur significant disruptions during the three and six months ended February 29, 2020 from COVID-19, it is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Due to the recent enactment of this legislation, the Company continues to assess the potential impacts of this legislation on its financial position and results of operations.

Recent financing actions

Subsequent to February 29, 2020, the Company has taken actions intended to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets. As of March 31, 2020, the Company has total borrowings of approximately $8.3 billion outstanding under the credit facilities and commercial paper programs described above, of which $2.0 billion was commercial paper.

On April 1, 2020, the Company entered into a revolving credit agreement for a $750 million senior unsecured revolving credit facility with the lenders from time to time party thereto. As of April 1, 2020, there were no borrowings outstanding under this facility.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements”, in item 1A, risk factors, in our Form 10-K for the fiscal year ended August 31, 2019 and in item 1A, risk factors, in this report. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

Certain amounts in the management's discussion and analysis of financial condition and results of operations may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and six months ended February 29, 2020 and February 28, 2019.

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

FACTORS AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of the coronavirus COVID-19 ("COVID-19") pandemic on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payer and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, including the acquisition of stores and other assets from Rite Aid; joint ventures and other strategic collaborations; changes in laws, including the U.S. tax law changes; changes in trade, tariffs, including trade relations between the United States and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); fluctuations in variable costs; and general economic conditions in the markets in which the Company operates. These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

Uncertainty Relating to COVID-19
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. While we did not incur significant disruptions during the three and six months ended February 29, 2020 from COVID-19, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations or mandates to provide products or services), impacts on our supply chain, the effect on customer demand, store closures or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our stores, distribution facilities, wholesale operations and other critical functions cannot be predicted and is vital to our operations. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners; however, any material effect on these parties could adversely impact us. Effects from COVID-19 pandemic began at the end of the second quarter and were not material to the three and six months results. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, please see item 1A, risk factors in this report, which is incorporated herein by reference.

The Impact of Brexit
In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which exit (and the political, economic and other uncertainties it has raised) is commonly referred to as “Brexit”. Since the Brexit vote in June 2016, the deadline for Brexit has been extended multiple times and there has been significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the United Kingdom. The December 2019 general election in the United Kingdom resulted in a significant working majority for the ruling Conservative party, and as a result, the United Kingdom left the European Union on January 31, 2020. There is now a transition period until December 31, 2020 in which the United Kingdom and European Union are to negotiate a new trading relationship for goods and services. Failure to complete negotiations by the implementation deadline of December 31, 2020, subject to any extension thereof, or failure to agree with the European Union to favorable terms, could result in the United Kingdom becoming subject to trade agreements with the European Union that are less favorable than those currently in effect. Although we continue to actively monitor the ongoing potential impacts of Brexit and continue to work to minimize its impact on our business, if negotiations are not complete by December 31, 2020, these conditions could continue and there could be increased costs from tariffs on trade between the United Kingdom and European Union and disruptions to the free movement of goods, services and people between the United Kingdom and the European Union and other parties. Further, uncertainty around and developments regarding these and related issues has contributed to deteriorating market conditions and could further adversely impact consumer and investor confidence and the economy of the United Kingdom and the economies of other countries in which we operate and cause significant volatility in currency exchange rates. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the United Kingdom from the European Union will have on our business, particularly United Kingdom and other European operations; however, Brexit and its related effects could have a material impact on the Company’s consolidated financial position or operating results.

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

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its generally accepted accounting principles in the United States (“GAAP”) financial results of approximately $1.9 billion to $2.4 billion, of which $1.6 billion to $2.0 billion are expected to be recorded as exit and disposal activities. The Company estimates that approximately 80% of the cumulative pre-tax charges will be associated with cash expenditures, primarily related to employee severance and business transition costs, IT transformation costs and lease and real estate payments.

The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to Transformational Cost Management Program as follows:

Transformational Cost Program Activities	Range of Charges
Lease obligations and other real estate costs	$200 to 300 million
Asset impairments[1]	$400 to 500 million
Employee severance and business transition costs	$600 to 700 million
Information technology transformation and other exit costs	$400 to 500 million
Total cumulative pre-tax exit and disposal costs	$1.6 to 2.0 billion
Other IT transformation costs	$300 to 400 million
Total estimated pre-tax costs	$1.9 to 2.4 billion
1Primarily related to asset write-offs from store closures, information technology and other asset write-offs.

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

Since the inception of the Transformational Cost Management Program to February 29, 2020 , the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $686 million, of which $605 million are recorded as exit and disposal activities. See note 3, exit and disposal activities, for additional information. These charges included $36 million related to lease obligations and other real estate costs, $275 million in asset impairments, $236 million in employee severance and business transition costs, $58 million of information technology transformation and other exit costs and $80 million other information technology costs.

Costs under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses for the three and six months ended February 29, 2020, respectively, were as follows (in millions):

Three months ended February 29, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$9	$1	$—	$10
Asset impairments	3	—	—	3
Employee severance and business transition costs	39	29	4	72
Information technology transformation and other exit costs	9	13	1	24
Total pre-tax exit and disposal costs	$60	$43	$5	$109
Other IT transformation costs	9	4	1	14
Total pre-tax costs	$70	$47	$6	$123

Six months ended February 29, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$10	$1	$—	$11
Asset impairments	11	3	—	15
Employee severance and business transition costs	72	30	9	111
Information technology transformation and other exit costs	16	17	2	36
Total pre-tax exit and disposal costs	$110	$52	$12	$173
Other IT transformation costs	26	7	2	35
Total pre-tax costs	$136	$59	$14	$209

Costs under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses for the six months ended February 28, 2019, were $179 million. These charges primarily relate to actions taken in the Pharmaceutical Wholesale and Retail Pharmacy International divisions.

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

RITE AID TRANSACTION
On September 19, 2017, the Company announced it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.375 billion in cash and other consideration. The Company has completed the acquisition of all 1,932 Rite Aid stores and two distribution centers and related inventory, while the transition of the remaining distribution center and related inventory remains subject to closing conditions set forth in the amended and restated asset purchase agreement.

The Company expects to incur approximately $1.2 billion in costs to deliver approximately $675 million in annual synergies and savings upon integration of the acquired stores and related assets and the completion of the Store Optimization Program described below.

Integration of acquired stores and related assets
The Company expects to complete integration of the acquired stores and related assets by the end of fiscal 2020, at an estimated total cost of approximately $800 million, which is reported as acquisition-related costs, compared to the Company's previously stated expectation of $850 million and is treated as special items impacting comparability of results in its earnings disclosures. Since fiscal 2018, the Company has recognized cumulative pre-tax charges of $737 million, which includes pre-tax charges of $220 million for six months ended February 29, 2020 related to integration of the acquired stores and related assets. The Company expects annual synergies from the transaction of more than $325 million, which are expected to be fully realized within four years of the initial closing of this transaction and derived primarily from procurement, cost savings and other operational matters. In addition, the Company expects to spend approximately $500 million on store conversions and related activities.

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
The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $400 million, compared to the Company's previously stated expectation of $350 million, of which $335 million have been recorded to date, primarily within selling, general and administrative expenses, including costs associated with lease obligations and other real estate costs and employee severance and other exit costs. The Company expects to incur pre-tax charges of approximately $190 million for lease obligations and other real estate costs, of which $159 million have been recorded to date and approximately $210 million for employee severance and other exit costs of which $176 million have been recorded to date. The Company estimates that substantially all of these cumulative pre-tax charges will result in cash expenditures.

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

INVESTMENT IN AMERISOURCEBERGEN
As of February 29, 2020, the Company owned 56,854,867 shares of AmerisourceBergen common stock (representing approximately 28% of its outstanding common stock based on most recent share count publicly reported by AmerisourceBergen) and may, subject to certain conditions, acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market.

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

EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Sales	$35,820	$34,528	$70,160	$68,321
Gross profit	7,513	7,754	14,776	15,395
Selling, general and administrative expenses	6,308	6,320	12,570	12,599
Equity earnings in AmerisourceBergen	28	83	41	121
Operating income	1,233	1,517	2,247	2,918
Adjusted operating income (Non-GAAP measure)[1]	1,703	1,935	3,166	3,667
Earnings before interest and income tax provision	1,259	1,536	2,307	2,963
Net earnings attributable to Walgreens Boots Alliance, Inc.	946	1,156	1,791	2,279
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	1,343	1,522	2,565	2,908
Net earnings per common share – diluted	1.07	1.24	2.01	2.42
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	1.52	1.64	2.88	3.09

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Sales	3.7	4.6	2.7	7.2
Gross profit	(3.1)	(4.2)	(4.0)	(0.3)
Selling, general and administrative expenses	(0.2)	—	(0.2)	3.0
Operating income	(18.7)	(23.3)	(23.0)	(11.5)
Adjusted operating income (Non-GAAP measure)[1]	(12.0)	(10.4)	(13.7)	(7.5)
Earnings before interest and income tax provision	(18.1)	(22.8)	(22.1)	(6.7)
Net earnings attributable to Walgreens Boots Alliance, Inc.	(18.2)	(14.3)	(21.4)	5.1
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	(11.8)	(11.5)	(11.8)	(3.6)
Net earnings per common share – diluted	(14.0)	(8.3)	(16.8)	12.0
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	(7.3)	(5.4)	(6.6)	2.8

	Percent to sales
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Gross margin	21.0	22.5	21.1	22.5
Selling, general and administrative expenses	17.6	18.3	17.9	18.4

1 See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings
Net earnings attributable to Walgreens Boots Alliance for the three months ended February 29, 2020 decreased 18.2% to $946 million, while diluted net earnings per share decreased 14.0% to $1.07 compared with the prior year period. The decreases in net earnings and diluted earnings per share primarily reflect operating performance, mainly lower U.S. pharmacy gross margin and year-over-year bonus changes, partially offset by cost savings from the Transformational Cost Management Program. Diluted net earnings per share was positively affected by a lower number of shares outstanding compared to the prior year period.

Net earnings attributable to Walgreens Boots Alliance for the six months ended February 29, 2020 decreased 21.4% to $1.8 billion, while diluted net earnings per share decreased 16.8% to $2.01 compared with the prior year period. The decreases in net earnings and diluted earnings per share primarily reflect operating performance, mainly lower U.S. pharmacy gross margin and year-over-year bonus changes, as well as a decrease from the Company's share of equity earnings in AmerisourceBergen and increase in Rite Aid acquisition related costs, partially offset by cost savings from the Transformational Cost Management Program and the lower effective tax rate in the period. Diluted net earnings per share was positively affected by a lower number of shares outstanding compared to the prior year period.

Other income for the three months ended February 29, 2020 was $25 million compared to income of $19 million for the prior year period. Other income for the six months ended February 29, 2020 was $60 million compared to income of $45 million for the prior year period.

Interest was a net expense of $162 million and $328 million for the three and six months ended February 29, 2020, respectively, compared to $181 million and $342 million for the three and six months ended February 28, 2019, respectively.

The effective tax rate for the three and six months ended February 29, 2020 was 14.6% and 9.7%, respectively, compared to 16.7% and 15.5% for the three and six months ended February 28, 2019, respectively. The decrease in the effective tax rate for the three months ended February 29, 2020 was primarily due to the mix of earnings between U.S and international operations. The decrease in the effective tax rate for the six months ended February 29, 2020 was primarily due to discrete tax benefits recorded from the reduction of a valuation allowance on net deferred tax assets related to anticipated capital gains.

Adjusted diluted net earnings (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended February 29, 2020 decreased 11.8% to $1.3 billion, on both a reported and constant currency basis, compared with the prior year period. Adjusted diluted net earnings per share decreased 7.3% to $1.52, on both a reported and constant currency basis compared with the year-ago quarter.

The decreases in adjusted net earnings and adjusted diluted net earnings per share for the three months ended February 29, 2020 primarily reflect lower U.S. pharmacy gross margin and year-over-year bonus changes partially offset by cost savings from the Transformational Cost Management Program. Adjusted diluted net earnings per share for the three months ended February 29, 2020 benefited from a lower number of shares outstanding compared with the prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Adjusted net earnings attributable to Walgreens Boots Alliance for the six months ended February 29, 2020 decreased 11.8% to $2.6 billion, down 11.7% on a constant currency basis, compared with the prior year period. Adjusted diluted net earnings per share decreased 6.6% to $2.88, a decrease of 6.5% on a constant currency basis compared with the year-ago period.

The decreases in adjusted net earnings and adjusted diluted net earnings per share for the six months ended February 29, 2020 primarily reflect lower U.S. pharmacy gross margin, year-over-year bonus changes, and a challenging UK market, partially offset by cost savings from the Transformational Cost Management Program. Adjusted diluted net earnings per share for the six months ended February 29, 2020 benefited from a lower number of shares outstanding compared with the prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
This division comprises the retail pharmacy business operating in the United States.

	(in millions, except location amounts)
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Sales	$27,245	$26,257	$53,377	$51,979
Gross profit	5,806	6,067	11,497	12,067
Selling, general and administrative expenses	4,844	4,840	9,686	9,675
Operating income	963	1,226	1,811	2,393
Adjusted operating income (Non-GAAP measure)[1]	1,267	1,455	2,423	2,834

Number of prescriptions2*	213.0	211.9	426.0	428.5
30-day equivalent prescriptions2,3*	296.8	286.3	590.9	576.2
Number of locations at period end*	9,165	9,446	9,165	9,446

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Sales	3.8	7.3	2.7	10.7
Gross profit	(4.3)	(3.2)	(4.7)	1.7
Selling, general and administrative expenses	0.1	(0.5)	0.1	3.6
Operating income	(21.5)	(12.6)	(24.3)	(5.4)
Adjusted operating income (Non-GAAP measure)[1]	(12.9)	(11.9)	(14.5)	(6.4)

Comparable store sales4*	2.7	—	2.2	0.5
Pharmacy sales	5.3	9.8	4.1	13.6
Comparable pharmacy sales4*	3.7	1.9	3.1	2.3
Retail sales	(0.3)	1.3	(1.2)	3.5
Comparable retail sales4*	0.6	(3.8)	0.1	(3.5)
Comparable number of prescriptions2,4*	2.0	(1.4)	1.0	(0.8)
Comparable 30-day equivalent prescriptions2,3,4*	4.9	1.8	3.8	1.9

	Percent to sales
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Gross margin	21.3	23.1	21.5	23.2
Selling, general and administrative expenses	17.8	18.4	18.1	18.6

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
4Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or being subject to a natural disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable store sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions and comparable number of 30-day equivalent prescriptions refer to total sales, pharmacy sales, retail sales, number of prescriptions and number of 30-day equivalent prescriptions, respectively, in such stores. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods. The three and six month periods ended February 29, 2020 figures include an adjustment to remove February 29, 2020 results due to the leap year.
*The Company considers these items to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

Sales for the three months ended February 29, 2020 and February 28, 2019
The Retail Pharmacy USA division’s sales for the three months ended February 29, 2020 increased 3.8% to $27.2 billion. Sales in comparable stores increased 2.7% compared with the year-ago quarter. Comparable store data has been adjusted to remove the effects of February 29, 2020 due to the leap year.

Pharmacy sales increased 5.3% for the three months ended February 29, 2020 and represented 73.0% of the division’s sales. The increase is primarily due to higher brand inflation and prescription volumes. In the year-ago quarter, pharmacy sales increased 9.8% and represented 71.9% of the division’s sales. Comparable pharmacy sales increased 3.7% for the three months ended February 29, 2020 compared to an increase of 1.9% in the year-ago quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.7% in the three months ended February 29, 2020 compared to a reduction of 0.9% in the year-ago quarter. The effect of generics mix on division sales caused a reduction of 1.8% for the three months ended February 29, 2020 compared to a reduction of 0.6% for the year-ago quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.1% of prescription sales for the three months ended February 29, 2020 compared to 97.0% in the year ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended February 29, 2020 was 213.0 million compared to 211.9 million in the year-ago quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 296.8 million in the three months ended February 29, 2020 compared to 286.3 million in the year-ago quarter.

Retail sales for the three months ended February 29, 2020 decreased 0.3% and were 27.0% of the division’s sales. In the year-ago quarter, retail sales increased 1.3% and comprised 28.1% of the division’s sales. Comparable retail sales increased 0.6% in the three months ended February 29, 2020 compared to a decrease of 3.8% in the year-ago quarter. The increase in the current period is driven by health and wellness, including a favorable cough cold and flu season.

Operating income for the three months ended February 29, 2020 and February 28, 2019
Retail Pharmacy USA division’s operating income for the three months ended February 29, 2020 decreased 21.5% to $963 million. The decrease was primarily due to reimbursement pressure and year-on-year bonus impact as well as the increase in costs related to the Transformational Cost Management Program.

Gross margin was 21.3% for the three months ended February 29, 2020 compared to 23.1% in the year-ago quarter. Gross margin was negatively impacted in the current period by pharmacy margins, which were negatively impacted by year-on-year reimbursement pressure.

Selling, general and administrative expenses as a percentage of sales were 17.8% in the three months ended February 29, 2020 compared to 18.4% in the year-ago quarter. As a percentage of sales, expenses were lower in the current period primarily due to savings related to the Transformational Cost Management Program partially offset by year-on-year bonus impacts.

Adjusted operating income (Non-GAAP measure) for the three months ended February 29, 2020 and February 28, 2019
Retail Pharmacy USA division’s adjusted operating income was $1.3 billion for the three months ended February 29, 2020, a decrease of 12.9% from the year-ago quarter. The decrease was primarily due to reimbursement pressure and year-on- year bonus impact partially offset by savings related to the Transformational Cost Management Program. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 29, 2020 and February 28, 2019
The Retail Pharmacy USA division’s sales for the six months ended February 29, 2020 increased 2.7% to $53.4 billion. Sales in comparable stores increased 2.2% compared with the year-ago period. Comparable store data has been adjusted to remove the effects of February 29, 2020 due to the leap year.

Pharmacy sales increased 4.1% for the six months ended February 29, 2020 and represented 74.2% of the division’s sales. The increase is primarily due to brand inflation and prescription volume growth. In the year-ago period, pharmacy sales increased 13.6% and represented 73.2% of the division’s sales. Comparable pharmacy sales increased 3.1% for the six months ended February 29, 2020 compared to an increase of 2.3% in the year-ago period. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.6% in the six months ended February 29, 2020 compared to a reduction of 0.9% in the year-ago period. The effect of generics mix on division sales caused a reduction of 1.8% for the six months ended February 29, 2020 compared to a reduction of 0.6% for the year-ago period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.0% of prescription sales for the six months ended February 29, 2020 compared to 97.1% in the year ago period. The total number of prescriptions (including immunizations) filled for the six months ended February 29, 2020 was 426.0 million compared to 428.5 million in the year-ago period. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 590.9 million in the six months ended February 29, 2020 compared to 576.2 million in the year-ago period.

Retail sales for the six months ended February 29, 2020 decreased 1.2% and were 25.8% of the division’s sales. In the year-ago period, retail sales increased 3.5% and comprised 26.8% of the division’s sales. Comparable retail sales increased 0.1% in the six months ended February 29, 2020 compared to a decrease of 3.5% in the year-ago period.

Operating income for the six months ended February 29, 2020 and February 28, 2019
Retail Pharmacy USA division’s operating income for the six months ended February 29, 2020 decreased 24.3% to $1.8 billion. The decrease was primarily due to lower pharmacy gross margin, Transformational Cost Management Program costs, year-on-year bonus impact and Rite Aid acquisition-related costs partially offset by savings related to the Transformational Cost Management Program.

Gross margin was 21.5% for the six months ended February 29, 2020 compared to 23.2% in the year-ago period. Gross margin was negatively impacted in the current fiscal year by pharmacy margins, which were negatively impacted by year-on-year reimbursement pressure.

Selling, general and administrative expenses as a percentage of sales were 18.1% in the six months ended February 29, 2020 compared to 18.6% in the year-ago period. As a percentage of sales, expenses were lower in the current period primarily due to savings related to the Transformational Cost Management Program and gains on sale-leaseback transactions partially offset by year-on-year bonus impact, costs related to the Company's Transformational Cost Management Program and Rite Aid acquisition-related costs.

Adjusted operating income (Non-GAAP measure) for the six months ended February 29, 2020 and February 28, 2019
Retail Pharmacy USA division’s adjusted operating income was $2.4 billion for the six months ended February 29, 2020, a decrease of 14.5% from the year-ago period. The decrease was primarily due to lower pharmacy gross margin and year-on-year bonus impact partially offset by savings related to the Transformational Cost Management Program. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

	(in millions, except location amounts)
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Sales	$3,056	$3,082	$5,801	$5,982
Gross profit	1,182	1,179	2,238	2,306
Selling, general and administrative expenses	1,050	987	2,062	2,036
Operating income	132	192	176	270
Adjusted operating income (Non-GAAP measure)[1]	198	256	276	388

Number of locations at period end*	4,539	4,626	4,539	4,626

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Sales	(0.8)	(7.1)	(3.0)	(6.5)
Gross profit	0.3	(8.9)	(3.0)	(8.4)
Selling, general and administrative expenses	6.4	(5.7)	1.3	(2.6)
Operating income	(31.4)	(22.6)	(34.9)	(36.8)
Adjusted operating income (Non-GAAP measure)[1]	(22.9)	(6.8)	(28.9)	(19.2)

Comparable store sales2*	(2.3)	(1.4)	(2.0)	(2.0)
Pharmacy sales	1.5	(7.8)	(1.1)	(6.8)
Comparable pharmacy sales2*	1.5	(0.7)	1.0	(1.8)
Retail sales	(2.0)	(6.7)	(4.0)	(6.4)
Comparable retail sales2*	(4.3)	(1.7)	(3.7)	(2.0)

	Percent to sales
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Gross margin	38.7	38.2	38.6	38.6
Selling, general and administrative expenses	34.4	32.0	35.6	34.0

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or being subject to a natural disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable store sales, comparable pharmacy sales and comparable retail sales refer to total sales, pharmacy sales and retail sales, respectively, in such stores. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods. With respect to the Retail Pharmacy International division, comparable store sales, comparable pharmacy sales and comparable retail sales are presented on a constant currency basis, which are non-GAAP financial measures. Refer to the discussion below in “--Non-GAAP Measures” for further details on constant currency calculations. The three and six month periods ended February 29, 2020 figures include an adjustment to remove February 29, 2020 results due to the leap year.
*The Company considers these items to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

Sales for the three months ended February 29, 2020 and February 28, 2019
Retail Pharmacy International division’s sales for the three months ended February 29, 2020 decreased 0.8% to $3.1 billion from the year-ago quarter. The positive impact of currency translation was 0.9 percentage points. Comparable store sales decreased 2.3%, mainly due to lower retail sales in Boots UK and Thailand, and lower retail and pharmacy sales in Chile. Comparable sales data has been adjusted to remove the effects of February 29, 2020 due to the leap year.

Pharmacy sales increased 1.5% in the three months ended February 29, 2020 and represented 33.5% of the division’s sales. The positive impact of currency translation on pharmacy sales was 0.3 percentage points. Comparable pharmacy sales increased 1.5% from the year-ago quarter primarily due to the UK, driven by higher National Health Service (“NHS”) reimbursement, partially offset by lower prescription volume.

Retail sales decreased 2.0% for the three months ended February 29, 2020 and represented 66.5% of the division’s sales. The positive impact of currency translation on retail sales was 1.2 percentage points. Comparable retail sales decreased 4.3%, from the year-ago quarter reflecting lower Boots UK retail sales in a challenging market place.

Operating income for the three months ended February 29, 2020 and February 28, 2019
Retail Pharmacy International division’s operating income for the three months ended February 29, 2020 decreased 31.4% to $132 million. The decrease was primarily due to the UK, driven by lower sales and gross margin, with an adverse impact from higher year-on-year bonus and technology investments.

Gross profit increased 0.3% from the year-ago quarter. Gross profit was positively impacted by 0.8 percentage points ($10 million) of currency translation. Excluding the impact of currency translation, the decrease was primarily due to lower retail sales and margin in Boots UK, partially offset by lower Transformation Cost Management expenses compared with the year-ago quarter.

Selling, general and administrative expenses increased 6.4% from the year-ago quarter. Expenses were negatively impacted by 0.7 percentage points ($7 million) as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher Transformational Cost Management Program expenses, and higher bonus and technology investments compared with the year-ago quarter. As a percentage of sales, selling, general and administrative expenses were 34.4% in the three months ended February 29, 2020 compared to 32.0% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended February 29, 2020 and February 28, 2019
Retail Pharmacy International division’s adjusted operating income for the three months ended February 29, 2020 decreased 22.9% to $198 million. Adjusted operating income was positively impacted by 1.1 percentage points ($3 million) of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income was primarily due to lower sales and gross margin, with an adverse impact from higher year-on-year bonus and technology investments on selling, general and administrative expenses in the UK. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 29, 2020 and February 28, 2019
Retail Pharmacy International division’s sales for the six months ended February 29, 2020 decreased 3.0% to $5.8 billion from the year-ago period. The negative impact of currency translation was 0.9%. Comparable store sales decreased 2.0%, mainly due to lower retail sales in Boots UK and Thailand, and lower retail and pharmacy sales in Chile, in part due to social unrest. Comparable sales data has been adjusted to remove the effects of February 29, 2020 due to the leap year.

Pharmacy sales decreased 1.1% in the six months ended February 29, 2020 and represented 34.9% of the division’s sales. The negative impact of currency translation on pharmacy sales was 1.5 percentage points. Comparable pharmacy sales increased 1.0% from the year-ago period primarily due to the UK, driven by higher National Health Service (“NHS”) reimbursement levels, partially offset by lower prescription volume.

Retail sales decreased 4.0% for the six months ended February 29, 2020 and represented 65.1% of the division’s sales. The negative impact of currency translation on retail sales was 0.5 percentage points. Comparable retail sales decreased 3.7%, from the year-ago period reflecting lower Boots UK retail sales in a challenging market place.

Operating income for the six months ended February 29, 2020 and February 28, 2019
Retail Pharmacy International division’s operating income for the six months ended February 29, 2020 decreased 34.9% to $176 million. The decrease was primarily due to the UK, driven by lower sales and gross margin, with an adverse impact from higher year-on-year bonus and technology investments.

Gross profit decreased 3.0% from the year-ago period. Gross profit was negatively impacted by 0.9 percentage points ($20 million) of currency translation, the remaining decrease was primarily due to lower retail sales and margin in Boots UK.

Selling, general and administrative expenses increased 1.3% from the year-ago period. Expenses were positively impacted by 1.0 percentage points ($21 million) as a result of currency translation. The remaining increase was primarily due to higher year-on-year bonus impact and technology investments. As a percentage of sales, selling, general and administrative expenses were 35.6% in the six months ended February 29, 2020 compared to 34.0% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the six months ended February 29, 2020 and February 28, 2019
Retail Pharmacy International division’s adjusted operating income for the six months ended February 29, 2020 decreased 28.9% to $276 million. Adjusted operating income was positively impacted by 0.2 percentage points ($1 million) of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income was primarily due to lower retail sales and margin, with an adverse impact from higher year-on-year bonus and technology investments on selling, general and administrative expenses in the UK. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

	(in millions)
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Sales	$6,066	$5,738	$12,072	$11,446
Gross profit	523	511	1,039	1,023
Selling, general and administrative expenses	414	493	822	889
Equity earnings in AmerisourceBergen	28	83	41	121
Operating income	136	100	258	255
Adjusted operating income (Non-GAAP measure)[1]	235	225	464	445

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Sales	5.7	(0.3)	5.5	(0.2)
Gross profit	2.3	(4.1)	1.6	(2.9)
Selling, general and administrative expenses	(16.0)	20.2	(7.6)	10.4
Operating income	36.2	(69.1)	1.1	(24.4)
Adjusted operating income (Non-GAAP measure)[1]	4.6	(3.3)	4.3	(2.3)

Comparable sales2*	8.0	9.1	8.1	7.9

	Percent to sales
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Gross margin	8.6	8.9	8.6	8.9
Selling, general and administrative expenses	6.8	8.6	6.8	7.8

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
*The Company considers these items to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

Sales for the three months ended February 29, 2020 and February 28, 2019
Pharmaceutical Wholesale division’s sales for the three months ended February 29, 2020 increased 5.7% to $6.1 billion.
Sales were negatively impacted by 2.3 percentage points as a result of currency translation. Comparable sales increased 8.0%, led by growth in emerging markets and the UK.

Operating income for the three months ended February 29, 2020 and February 28, 2019
Pharmaceutical Wholesale division’s operating income for the three months ended February 29, 2020 increased 36.2% to $136 million primarily due to lower Transformation Cost Management expenses compared with the year-ago quarter, partially offset by lower Company's share of equity earnings in AmerisourceBergen. Operating income was negatively impacted by $1 million as a result of currency translation.

Gross profit increased 2.3% from the year-ago quarter. Gross profit was negatively impacted by 1.5 percentage points ($8 million) as a result of currency translation. Excluding the currency translation impact, the increase was primarily due to sales growth partially offset by lower gross margin.

Selling, general and administrative expenses decreased 16.0% from the year-ago quarter. Expenses were positively impacted by 1.3 percentage points ($7 million) as a result of currency translation. Excluding the currency translation impact, the decrease was primarily due to lower Transformation Cost Management expenses compared with the year-ago quarter. As a percentage of sales, selling, general and administrative expenses for the three months ended February 29, 2020 were 6.8% compared to 8.6% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended February 29, 2020 and February 28, 2019
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended February 29, 2020, which included $101 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 4.6% to $235 million. Adjusted operating income was negatively impacted by 0.6 percentage points ($1 million) as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily due to higher sales and a higher contribution from AmerisourceBergen, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 29, 2020 and February 28, 2019
Pharmaceutical Wholesale division’s sales for the six months ended February 29, 2020 increased 5.5% to $12.1 billion. Sales were negatively impacted by 2.7 percentage points as a result of currency translation. Comparable sales increased 8.1%, led by growth in emerging markets and the UK, including a customer contract change in the UK.

Operating income for the six months ended February 29, 2020 and February 28, 2019
Pharmaceutical Wholesale division’s operating income for the six months ended February 29, 2020 increased 1.1% to $258 million primarily due to higher sales and lower Transformation Cost Management expenses compared with the year-ago period, partially offset by the Company's share of equity earnings from AmerisourceBergen and lower gross margin. Operating income was negatively impacted by $3 million as a result of currency translation.

Gross profit increased 1.6% from the year-ago period. Gross profit was negatively impacted by 2.1 percentage points ($22 million) as a result of currency translation. Excluding the currency translation impact, the increase was primarily due to sales growth partially offset by lower gross margin.

Selling, general and administrative expenses decreased 7.6% from the year-ago period. Expenses were positively impacted by 2.2 percentage points ($19 million) as a result of currency translation. Excluding the currency translation impact, the decrease was primarily due to lower Transformational Cost Management expenses compared with the year-ago period. As a percentage of sales, selling, general and administrative expenses for the six months ended February 29, 2020 were 6.8% compared to 7.8% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the six months ended February 29, 2020 and February 28, 2019
Pharmaceutical Wholesale division’s adjusted operating income for the six months ended February 29, 2020, which included $193 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 4.3% to $464 million. Adjusted operating income was negatively impacted by 0.7 percentage points ($3 million) as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily due to higher sales and a higher contribution from AmerisourceBergen, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

	(in millions)
	Three months ended February 29, 2020
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$963	$132	$136	$2	$1,233
Acquisition-related amortization and impairment	79	19	19	—	117
Acquisition-related costs	99	—	—	—	99
Transformational cost management	69	47	6	—	123
Adjustments to equity earnings in AmerisourceBergen	—	—	73	—	73
LIFO provision	28	—	—	—	28
Store optimization	30	—	—	—	30
Adjusted operating income (Non-GAAP measure)	$1,267	$198	$235	$2	$1,703

	(in millions)
	Three months ended February 28, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,226	$192	$100	$(1)	$1,517
Acquisition-related amortization and impairment	79	25	20	—	123
Acquisition-related costs	82	—	—	—	82
Transformational cost management	14	40	96	—	150
Adjustments to equity earnings in AmerisourceBergen	—	—	9	—	9
LIFO provision	8	—	—	—	8
Store optimization	31	—	—	—	31
Certain legal and regulatory accruals and settlements	14	—	—	—	14
Adjusted operating income (Non-GAAP measure)	$1,455	$256	$225	$(1)	$1,935

	(in millions)
	Six months ended February 29, 2020
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$1,811	$176	$258	$2	$2,247
Acquisition-related amortization and impairment	156	41	39	—	235
Acquisition-related costs	221	—	1	—	223
Transformational cost management	136	59	14	—	209
Adjustments to equity earnings in AmerisourceBergen	—	—	152	—	152
LIFO provision	61	—	—	—	61
Store optimization	39	—	—	—	39
Adjusted operating income (Non-GAAP measure)	$2,423	$276	$464	$2	$3,166

	(in millions)
	Six months ended February 28, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$2,393	$270	$255	$—	$2,918
Acquisition-related amortization and impairment	155	52	39	—	246
Acquisition-related costs	148	—	—	—	148
Transformational cost management	16	67	96	—	179
Adjustments to equity earnings in AmerisourceBergen	—	—	54	—	54
LIFO provision	48	—	—	—	48
Store optimization	51	—	—	—	51
Certain legal and regulatory accruals and settlements	24	—	—	—	24
Adjusted operating income (Non-GAAP measure)	$2,834	$388	$445	$—	$3,667

	(in millions, except per share amounts)
	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$946	$1,156	$1,791	$2,279

Adjustments to operating income:
Acquisition-related amortization and impairment	117	123	235	246
Acquisition-related costs	99	82	223	148
Transformational cost management	123	150	209	179
Adjustments to equity earnings in AmerisourceBergen	73	9	152	54
LIFO provision	28	8	61	48
Store optimization	30	31	39	51
Certain legal and regulatory accruals and settlements	—	14	—	24
Total adjustments to operating income	469	417	919	749

Adjustments to other income (expense):
Net investment hedging (gain) loss	7	6	(4)	2
Gain on sale of equity method investment	—	—	(1)	—
Total adjustments to other income (expense)	6	6	(5)	2

Adjustments to income tax provision:
Equity method non-cash tax	1	15	(1)	19
U.S. tax law changes[1]	—	9	(6)	(3)
Tax impact of adjustments[2]	(97)	(81)	(177)	(139)
Total adjustments to income tax provision	(95)	(57)	(184)	(123)

Adjustments to post tax equity earnings from other equity method investments:
Adjustments to equity earnings in other equity method investments[3]	15	—	43	—
Total adjustments to post tax equity earnings from other equity method investments	15	—	43	—

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,343	$1,522	$2,565	$2,908

Diluted net earnings per common share (GAAP)	$1.07	$1.24	$2.01	$2.42

Adjustments to operating income	0.53	0.45	1.03	0.80
Adjustments to other income (expense)	0.01	0.01	(0.01)	—
Adjustments to income tax provision	(0.11)	(0.06)	(0.21)	(0.13)
Adjustments to equity earnings in other equity method investments[3]	0.02	—	0.05	—
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.52	$1.64	$2.88	$3.09

Weighted average common shares outstanding, diluted (in millions)	885.5	930.7	889.1	941.1

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

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $0.8 billion (including $0.2 billion in non-U.S. jurisdictions) as of February 29, 2020, compared to $0.8 billion (including $0.4 billion in non-U.S. jurisdictions) as of February 28, 2019. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

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

Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the six months ended February 29, 2020 was $2.5 billion, compared to $1.2 billion for the year-ago period. The $1.3 billion increase in cash provided by operating activities includes lower cash outflows from accounts receivable, net and inventories, higher cash inflows from accrued expenses and other liabilities partially offset by lower cash inflows from trade accounts payable. Changes in accounts receivable, net, inventories, and trade accounts payable are mainly driven by timing of collections and payments. Changes in accrued expenses and other liabilities are mainly driven by prior year cash payments for certain legal and regulatory settlements and timing of accruals.

Net cash used for investing activities was $0.6 billion for the six months ended February 29, 2020 compared to $1.0 billion for the year-ago period. This change in net cash used for investing activities includes $0.3 billion in proceeds from sale-leaseback transactions for the six months ended February 29, 2020. Business, investment and asset acquisitions were $0.3 billion for each of the six months ended February 29, 2020 and February 28, 2019.

For the six months ended February 29, 2020, additions to property, plant and equipment were $705 million compared to $793 million in the year-ago period. Capital expenditures by reporting segment were as follows (in millions):

	Six months ended
	February 29, 2020	February 28, 2019
Retail Pharmacy USA	$553	$605
Retail Pharmacy International	125	135
Pharmaceutical Wholesale	27	53
Total	$705	$793

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Net cash used for financing activities for the six months ended February 29, 2020 was $2.1 billion, compared to $0.1 billion in the year-ago period. In the six months ended February 29, 2020 there were $9.9 billion in net proceeds primarily from revolving credit facilities described below and commercial paper debt compared to $6.8 billion in net proceeds in the year-ago period. In the six months ended February 29, 2020 there were $10.1 billion in payments of debt made primarily for revolving credit facilities and commercial paper debt compared to $3.1 billion in six months ended February 28, 2019. The Company repurchased shares as part of the stock repurchase program described below and to support the needs of the employee stock plans totaling $0.9 billion compared to $3.1 billion in the year-ago period. Proceeds related to employee stock plans were $28 million during the six months ended February 29, 2020, compared to $138 million during the six months ended February 28, 2019. Cash dividends paid were $0.9 billion during the six months ended February 29, 2020, compared to $0.8 billion for the same period a year ago.

Recent financing actions
Subsequent to February 29, 2020, the Company has taken actions and may continue to take actions intended to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets. As of March 31, 2020, the Company has total borrowings of approximately $8.3 billion outstanding under the credit facilities and commercial paper program described above, of which $2.0 billion was commercial paper.

The Company believes that cash flow from operations, availability under existing credit facilities and arrangements, current cash and investment balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for the Company’s foreseeable working capital needs, capital expenditures at existing facilities, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. For information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see item 1A, risk factors in this report.

On April 1, 2020, the Company entered into a revolving credit agreement for a $750 million senior unsecured revolving credit facility with the lenders from time to time party thereto. As of April 1, 2020, there were no borrowings outstanding under this facility.

See item 3, qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase program
In June 2018, Walgreens Boots Alliance authorized a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock of which the Company had repurchased $7.3 billion as of February 29, 2020. The June 2018 stock repurchase program has no specified expiration date.
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

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $3.0 billion and $2.4 billion at a weighted average interest rate of 2.42% and 2.96% for the six months ended February 29, 2020 and February 28, 2019, respectively.

Financing actions
On August 29, 2018, Walgreens Boots Alliance entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. Borrowings under the August 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of February 29, 2020, there were no borrowings under the August 2018 Revolving Credit Agreement.

On November 30, 2018, Walgreens Boots Alliance entered into a credit agreement (as amended the “November 2018 Credit Agreement”) with the lenders from time to time party thereto and, on March 25, 2019, the Company entered into an amendment to such credit agreement reflecting certain changes to the borrowing notice provisions thereto. The November 2018 Credit Agreement includes a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility. The facility termination date is, with respect to the revolving credit facility, the earlier of (a) May 30, 2020 and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the November 2018 Credit Agreement and, with respect to the term loan facility, the earlier of (a) May 30, 2020 and (b) the date of acceleration of all term loans pursuant to the November 2018 Credit Agreement. Borrowings under the November 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on Walgreens Boots Alliance’s credit ratings. As of February 29, 2020, there were $0.9 billion of borrowings under the November 2018 Credit Agreement.

On December 5, 2018, Walgreens Boots Alliance entered into a $1.0 billion term loan credit agreement (as amended, the “December 2018 Credit Agreement”) with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. The December 2018 Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) January 29, 2021, subject to extension thereof pursuant to the December 2018 Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Credit Agreement. Borrowings under the December 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.75% in the case of Eurocurrency rate loans. As of February 29, 2020, there were $1.0 billion of borrowings outstanding under the December 2018 Credit Agreement.

On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. Borrowings under the December 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.75% in the case of Eurocurrency rate loans. As of February 29, 2020, there were $0.1 billion of borrowings outstanding under the December 2018 Revolving Credit Agreement.

On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364- Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extends the Maturity Date (as defined in the Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020. Borrowings under the January 2019 364-Day Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of February 29, 2020, there were $0.6 billion of borrowings outstanding under the January 364-Day Revolving Credit Agreement.

On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. Borrowings under each of the August 2019 Revolving Credit Agreements will bear interest at a fluctuating rate per annum equal to, at Walgreens Boots Alliance’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.95% in the case of Eurocurrency rate loans. As of February 29, 2020, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of February 29, 2020, the Company was in compliance with all such applicable covenants.

Credit ratings
As of April 1, 2020, the credit ratings of Walgreens Boots Alliance were:

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

AmerisourceBergen relationship
As of February 29, 2020, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 28% of the outstanding common stock based on most recent share count publicly reported by AmerisourceBergen and had designated one member of AmerisourceBergen’s board of directors. As of February 29, 2020, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See note 5, equity method investments, to the Consolidated Condensed Financial Statements included herein for further information.

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

At February 29, 2020, the Company had $51 million of guarantees outstanding and no amounts issued under letters of credit.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies, our cost-savings and growth initiatives, pilot programs, strategic partnerships and initiatives, and restructuring activities and the amounts and timing of their expected impact and delivery of estimated cost savings, our amended and restated asset purchase agreement with Rite Aid and the transactions contemplated thereby and their possible timing and effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, the potential impacts on our business of the spread and impact of the COVID-19 pandemic, prescription volume, pharmacy sales trends, prescription margins and reimbursement rates, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “pilot,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “transform,” “accelerate,” “model,” “long-term,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “upcoming,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, the inherent risks, challenges and uncertainties associated with forecasting financial results of large, complex organizations in rapidly evolving industries, particularly over longer time periods, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, circumstances that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs and charges associated with restructuring initiatives, including the Transformational Cost Management Program and Store Optimization Program, will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, including the Transformational Cost Management Program and Store Optimization Program, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, risks relating to the spread and impact of the COVID-19, risks related to pilot programs and new business initiatives and ventures generally, including the risks that anticipated benefits may not be realized, changes in management’s plans and assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets, credit ratings and interest rates, the risks relating to the terms, timing and magnitude of any share repurchase activity, the risks associated with international business operations, including the risks associated with the withdrawal of the United Kingdom from the European Union and international trade policies, tariffs, including tariff negotiations between the United States and China, and relations, the risks associated with cybersecurity or privacy breaches related to customer information, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms and the associated impacts on volume and operating results, risks related to competition including changes in market dynamics, participants, product and service offerings, retail formats and competitive positioning, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the asset acquisition from Rite Aid, the risks associated with the integration of complex businesses, the impact of regulatory restrictions and outcomes of legal and regulatory matters and risks associated with changes in laws, including those related to the December 2017 U.S. tax law changes, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A, Risk factors, in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2019, in Item 1A. "Risk factors" in this report and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding the Company's transactions are set forth in note 8, financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On February 29, 2020, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of February 29, 2020, by approximately $27 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended February 29, 2020 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are implementing a new enterprise resource planning (ERP) system which affects many of our financial processes. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting.

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

Item 103 of SEC Regulation S-K requires disclosure of environmental legal proceedings with, or any such legal proceedings known to be contemplated by, a governmental authority if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. As previously disclosed, the Company is under investigation by certain counties within the State of California for alleged noncompliance with state hazardous waste regulations, and settlement discussions are in process with the applicable government authorities. Although we cannot predict the outcome of this matter, we do not expect the outcome to have a material adverse effect on our prospects, financial condition, results of operations or cash flows.

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. "Risk factors" in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2019, the amended and restated risk factors entitled “Our substantial international business operations subject us to a number of operating, economic, political, regulatory and other international business risks” appearing on page 13 of such annual report, as amended and restated below, and the risk factor below entitled “The recent COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position” which could materially affect our business, financial condition or future results.

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

Our substantial international business operations are important to our growth and prospects, including particularly those of our Retail Pharmacy International and Pharmaceutical Wholesale divisions, and are subject to a number of risks, including:

•compliance with a wide variety of foreign laws and regulations, including retail and wholesale pharmacy, licensing, tax, foreign trade, intellectual property, privacy and data protection, immigration, currency, political and other business restrictions and requirements and local laws and regulations, whose interpretation and enforcement vary significantly among jurisdictions and can change significantly over time;

•additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, the UK Bribery Act and other anti-corruption laws;

•potential difficulties in managing foreign operations, mitigating credit risks in foreign markets, enforcing agreements and collecting receivables through foreign legal systems;

•price controls imposed by foreign countries, tariffs, duties or other restrictions on foreign currencies or trade sanctions and other trade barriers imposed by foreign countries that restrict or prohibit business transactions in certain markets, or fluctuations in currency rates;

•impact of recessions and economic slowdowns in economies outside the United States, including foreign currency devaluation, higher interest rates, inflation, and increased government regulation or ownership of traditional private businesses;

•the instability of foreign economies, governments and currencies and unexpected regulatory, economic or political changes in foreign markets; and

•developing and emerging markets may be especially vulnerable to periods of instability and unexpected changes, and consumers in those markets may have relatively limited resources to spend on products and services.

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

Many of these factors are subject to change based on changes in political, economic and regulatory influences. For example:

•Our Retail Pharmacy International and Pharmaceutical Wholesale divisions have substantial operations in the United Kingdom and other member countries of the European Union. In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which proposed exit (and the political, economic and other uncertainties it has raised), commonly referred to as “Brexit,” has exacerbated and may further exacerbate many of the risks and uncertainties described above. Since the Brexit vote in June 2016, the deadline for Brexit has been extended multiple times and there has been significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the United Kingdom. The December 2019 general election in the United Kingdom resulted in a significant working majority for the ruling Conservative party, and as a result, the United Kingdom left the European Union on January 31, 2020. There is now a transition period until December 31, 2020 in which the United Kingdom and European Union are to negotiate a new trading relationship for goods and services. Failure to complete negotiations by the implementation deadline of December 31, 2020 could result in the United Kingdom reverting to undesirable and adverse trade agreements with the European Union. Given the complexity and uncertainty surrounding the withdrawal and related negotiations, including with respect to terms of trade and customs, there can be no assurance regarding the terms, timing or consummation of any such arrangements. The withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Further, uncertainty around and developments regarding these and related issues has contributed to deteriorating market conditions and could further adversely impact consumer and investor confidence and the economy of the United Kingdom and the economies of other countries in which we operate and cause significant volatility in currency exchange rates; and

•Many of the products we sell are manufactured in whole or in part outside of the United States. In some cases, these products are imported by others and sold to us. In the United States, the Presidential Administration has discussed, and in some cases implemented, changes with respect to certain tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries. For example, concerns regarding trade relations between the United States and China have escalated during fiscal 2019 and discussions have continued through the date of this report, as both countries imposed significant tariffs on the importation of certain product categories. As a significant portion of our retail products are sourced from China, the imposition on the United States of these and any additional new tariffs on certain goods imported from China have adversely affected costs and could impact the profitability of retail product sales in our Retail Pharmacy USA division. While it is not possible to predict whether or when any additional changes will occur or what form they may take, significant changes in tax or trade policies, tariffs or trade relations between the United States and other countries could result in significant increases in our costs, restrict our access to certain suppliers and adversely impact economic activity. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in United States’ trade policy and regulations.

There can be no assurance that any or all of these developments will not have a material adverse effect on our business operations, results of operations and financial condition.

The recent COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

For example, while we initially experienced acceleration in consumer purchases in the United States and United Kingdom across multiple categories, more recently, we are seeing declining sales patterns, particularly in quarantined areas and decreased footfall. In the United States in March, we saw significant sales growth during the first twenty-one days of the month, with trends more negative for the remainder of the month. Similarly, in the United Kingdom, March sales trends were initially positive, but have since become negative. In most of our other retail pharmacy international markets and in key markets of our pharmaceutical wholesale business, demand has increased in March. In addition to volatility in consumer demand and buying habits, we may restrict the operations of our stores or distribution facilities if we deem it necessary or if recommended or mandated by governmental authorities which would have a further adverse impact on us. For example, we have recently closed a number of our optical and hearing care business locations across the United Kingdom, which has had an adverse impact on our results in the United Kingdom.

We have incurred additional costs to ensure we meet the needs of our customers, including expanding the use of drive-thru locations in the United States, providing additional cleaning materials for our stores and other facilities, and focusing on home delivery and digital services to connect with our customers. In addition, we have enhanced certain employee benefits. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. COVID-19 has also caused supply chain disruption which has resulted in higher supply chain costs to replenish inventory in our stores and distribution centers and such increased costs in our supply chain are likely to continue. Furthermore, we have experienced restricted stock availability in a number of key categories, and while we have significantly increased our purchases across many key categories, we may face delays or difficulty sourcing certain products which could negatively impact us.

Further, our management is focused on mitigating COVID-19, which has required and will continue to require, a large investment of time and resources across our enterprise and will delay other value added services. For example, we have refocused certain resources from our Transformational Cost Management Program to work on COVID-19 impacts, have delayed the roll out of new growth initiatives, such as new product launches, and are selectively delaying investments in certain planned initiatives, such as our SAP rollout in the United States, which we expect to adversely impact our results. Additionally, currently some of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for the United States or United Kingdom or our other international markets, we could suffer damage to our reputation and our brands, which could adversely affect our business.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the outbreak; governmental, business and other actions (which could include limitations on our operations or mandates to provide products or services); the promotion of social distancing and the adoption of shelter-in-place orders affecting foot traffic in our stores; the impacts on our supply chain; the impact of the pandemic on economic activity; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns including spend on discretionary categories; the effects of additional store closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our stores, distribution facilities, wholesale operations and other critical functions, particularly if members of our work force are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended February 29, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program[1]
12/01/19 – 12/31/19	2,306,956	$58.55	2,306,956	$2,984,875,104
01/01/20 – 01/31/20	2,905,226	55.33	2,905,226	2,824,091,327
02/01/20 – 02/29/20	2,783,846	51.85	2,783,846	2,679,723,832
	7,996,028	$55.05	7,996,028	$2,679,723,832

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
10.1	Extension Agreement, dated as of December 18, 2019, by and among Walgreens Boots Alliance, Inc., the lenders party thereto and Mizuho Bank, Ltd., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 18, 2019.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statement of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: April 2, 2020	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
(Principal Financial Officer)

Dated: April 2, 2020	/s/ Heather Dixon
Heather Dixon
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)