Form 10-Q
period 2020-05-31
Walgreens Boots Alliance, Inc.
filed 2020-07-09
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2020

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of June 30, 2020 was 866,534,089.

Table of Contents
WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2020

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	May 31, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$768	$1,023
Accounts receivable, net	6,982	7,226
Inventories	9,563	9,333
Other current assets	1,013	1,118
Total current assets	18,326	18,700
Non-current assets:
Property, plant and equipment, net	13,071	13,478
Operating lease right-of-use assets	21,609	—
Goodwill	14,948	16,560
Intangible assets, net	10,183	10,876
Equity method investments (see note 5)	7,033	6,851
Other non-current assets	1,274	1,133
Total non-current assets	68,118	48,899
Total assets	$86,444	$67,598

Liabilities and equity
Current liabilities:
Short-term debt	$4,379	$5,738
Trade accounts payable (see note 16)	14,033	14,341
Operating lease obligation	2,288	—
Accrued expenses and other liabilities	5,860	5,474
Income taxes	87	216
Total current liabilities	26,649	25,769
Non-current liabilities:
Long-term debt	12,111	11,098
Operating lease obligation	21,943	—
Deferred income taxes	1,538	1,785
Other non-current liabilities	2,882	4,795
Total non-current liabilities	38,473	17,678
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at May 31, 2020 and August 31, 2019	12	12
Paid-in capital	10,726	10,639
Retained earnings	34,244	35,815
Accumulated other comprehensive loss	(3,871)	(3,897)
Treasury stock, at cost; 302,334,909 shares at May 31, 2020 and 277,126,116 shares at August 31, 2019	(20,375)	(19,057)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	20,736	23,512
Noncontrolling interests	586	641
Total equity	21,323	24,152
Total liabilities and equity	$86,444	$67,598
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and nine months ended May 31, 2020
(in millions, except shares)

Three months ended May 31, 2020
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
February 29, 2020	880,397,199	$12	$(19,925)	$10,689	$(3,407)	$36,351	$615	$24,334
Net earnings (loss)	—	—	—	—	—	(1,708)	(18)	(1,726)
Other comprehensive income (loss), net of tax	—	—	—	—	(463)	—	(11)	(474)
Dividends declared	—	—	—	—	—	(399)	—	(399)
Treasury stock purchases	(10,563,051)	—	(461)	—	—	—	—	(461)
Employee stock purchase and option plans	344,561	—	12	1	—	—	—	13
Stock-based compensation	—	—	—	35	—	—	—	35
Adoption of new accounting standards	—	—	—	—	—	—	—	—
Other	—	—	—	1	—	—	—	1
May 31, 2020	870,178,709	$12	$(20,375)	$10,726	$(3,871)	$34,244	$586	$21,323

Nine months ended May 31, 2020
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2019	895,387,502	$12	$(19,057)	$10,639	$(3,897)	$35,815	$641	$24,152
Net earnings (loss)	—	—	—	—	—	83	(16)	68
Other comprehensive income (loss), net of tax	—	—	—	—	27	—	4	31
Dividends declared	—	—	—	—	—	(1,211)	(43)	(1,254)
Treasury stock purchases	(27,023,145)	—	(1,374)	—	—	—	—	(1,374)
Employee stock purchase and option plans	1,814,352	—	56	(16)	—	—	—	40
Stock-based compensation	—	—	—	101	—	—	—	101
Adoption of new accounting standards	—	—	—	—	—	(442)	—	(442)
Other	—	—	—	2	—	—	—	2
May 31, 2020	870,178,709	$12	$(20,375)	$10,726	$(3,871)	$34,244	$586	$21,323

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and nine months ended May 31, 2019
(in millions, except shares)

Three months ended May 31, 2019
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
February 28, 2019	914,176,442	$12	$(18,036)	$10,571	$(2,705)	$34,928	$643	$25,413
Net earnings (loss)	—	—	—	—	—	1,025	12	1,037
Other comprehensive income (loss), net of tax	—	—	—	—	(683)	—	(13)	(696)
Dividends declared	—	—	—	—	—	(399)	—	(399)
Treasury stock purchases	(11,394,049)	—	(612)	—	—	—	—	(612)
Employee stock purchase and option plans	361,070	—	11	7	—	—	—	18
Stock-based compensation	—	—	—	24	—	—	—	24
Other	—	—	—	3	(6)	(6)	(4)	(13)
May 31, 2019	903,143,463	$12	$(18,638)	$10,605	$(3,393)	$35,547	$638	$24,771

Nine months ended May 31, 2019
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2018	952,133,418	$12	$(15,047)	$10,493	$(3,002)	$33,551	$682	$26,689
Net earnings (loss)	—	—	—	—	—	3,305	(29)	3,275
Other comprehensive income (loss), net of tax	—	—	—	—	(393)	—	(6)	(399)
Dividends declared	—	—	—	—	—	(1,219)	(3)	(1,222)
Treasury stock purchases	(53,491,968)	—	(3,726)	—	—	—	—	(3,726)
Employee stock purchase and option plans	4,502,013	—	135	21	—	—	—	156
Stock-based compensation	—	—	—	87	—	—	—	87
Adoption of new accounting standards	—	—	—	—	—	(88)	—	(88)
Other	—	—	—	4	—	—	(6)	(2)
May 31, 2019	903,143,463	$12	$(18,638)	$10,605	$(3,393)	$35,547	$638	$24,771

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Sales	$34,631	$34,591	$104,791	$102,912
Cost of sales	28,193	27,138	83,577	80,063
Gross profit	6,438	7,453	21,214	22,849

Selling, general and administrative expenses	8,265	6,235	20,835	18,834
Equity earnings (loss) in AmerisourceBergen	243	(16)	284	105
Operating income (loss)	(1,584)	1,203	662	4,120

Other income (expense)	(34)	182	26	227
Earnings (loss) before interest and income tax provision	(1,618)	1,385	689	4,347

Interest expense, net	155	187	482	529
Earnings (loss) before income tax provision	(1,773)	1,198	206	3,819
Income tax provision (benefit)	(40)	156	152	562
Post tax earnings (loss) from other equity method investments	7	(5)	14	19
Net earnings (loss)	(1,726)	1,037	68	3,275
Net earnings (loss) attributable to noncontrolling interests	(18)	12	(16)	(29)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	$(1,708)	$1,025	$83	$3,305

Net earnings (loss) per common share:
Basic	$(1.95)	$1.13	$0.09	$3.56
Diluted	$(1.95)	$1.13	$0.09	$3.55

Weighted average common shares outstanding:
Basic	875.4	909.9	883.7	928.8
Diluted	875.4	911.2	884.7	931.1

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Comprehensive income:
Net earnings (loss)	$(1,726)	$1,037	$68	$3,275

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(2)	(2)	(11)	(8)
Unrealized gain (loss) on cash flow hedges	(5)	3	(4)	4
Net investment hedges (see note 13)	46	41	25	29
Share of other comprehensive income (loss) of equity method investments	(15)	1	(20)	(1)
Currency translation adjustments	(498)	(745)	41	(422)
Total other comprehensive income (loss)	(474)	(702)	31	(399)
Total comprehensive income (loss)	(2,200)	335	99	2,877

Comprehensive income (loss) attributable to noncontrolling interests	(29)	(1)	(12)	(35)
Comprehensive income (loss) attributable to Walgreens Boots Alliance, Inc.	$(2,171)	$336	$110	$2,912

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine months ended May 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$68	$3,275
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,447	1,512
Deferred income taxes	(102)	109
Stock compensation expense	101	87
Equity (earnings) from equity method investments	(297)	(124)
Goodwill and intangible impairments	2,001	—
Other	305	42
Changes in operating assets and liabilities:
Accounts receivable, net	141	(730)
Inventories	(227)	(354)
Other current assets	59	(80)
Trade accounts payable	(210)	662
Accrued expenses and other liabilities	569	(642)
Income taxes	(353)	(372)
Other non-current assets and liabilities	(102)	(171)
Net cash provided by operating activities	3,398	3,215

Cash flows from investing activities:
Additions to property, plant and equipment	(962)	(1,246)
Proceeds from sale-leaseback transactions	557	—
Proceeds from sale of other assets	52	95
Business, investment and asset acquisitions, net of cash acquired	(345)	(467)
Other	37	51
Net cash used for investing activities	(660)	(1,569)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	196	299
Proceeds from debt	16,336	10,291
Payments of debt	(16,871)	(7,332)
Stock purchases	(1,374)	(3,726)
Proceeds related to employee stock plans	40	156
Cash dividends paid	(1,260)	(1,244)
Other	(66)	(17)
Net cash used for financing activities	(2,998)	(1,573)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(12)
Changes in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	(263)	62
Cash, cash equivalents and restricted cash at beginning of period	1,207	975
Cash, cash equivalents and restricted cash at end of period	$943	$1,038
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

The coronavirus COVID-19 pandemic (“COVID-19”) has severely impacted the economies of the U.S., the UK and other countries around the world. The impact of COVID-19 on the Company’s businesses, financial position, results of operations and cash flows for the three months ended May 31, 2020, as well as information regarding certain expected or potential impacts of COVID-19 on the Company, is discussed throughout this Quarterly Report on Form 10-Q.

The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors discussed throughout this Quarterly Report on Form 10-Q including, but not limited to, the severity and duration of COVID-19, the extent to which it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of May 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangible and other long-lived assets including operating lease right-of-use assets. These estimates and assumptions, including the severity and duration of COVID-19, resulted in a material impact to the Company’s consolidated financial statements as of and for the quarter ended May 31, 2020. Refer to note 6, goodwill and other intangible assets for details. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

In the opinion of management, the unaudited Consolidated Condensed Financial Statements for the interim periods presented include all adjustments necessary to present a fair statement of the results for such interim periods. The impact of COVID-19, the influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms, strategic transactions including acquisitions, changes in laws and general economic conditions in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years.

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented.

Note 2. Acquisitions

Acquisition of certain Rite Aid Corporation (“Rite Aid”) assets
During the three months ended May 31, 2020, pursuant to the amended and restated purchase agreement entered into in September 2017, the Company acquired the remaining Rite Aid distribution center including related inventory for cash consideration of $28 million. During the nine months ended May 31, 2020, the Company acquired two of three distribution centers including related inventory for cash consideration of $91 million. The Company acquired one distribution center and related inventory from Rite Aid for cash consideration of $61 million in fiscal 2019.

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory primarily in Retail Pharmacy USA for the aggregate purchase price of $27 million and $166 million during the three and nine months ended May 31, 2020, respectively.

Note 3. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $1.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). As of the date of this report, the Company expects annual cost savings to be in excess of $2.0 billion by fiscal 2022, an increase from the previously reported expectations of annual cost savings in excess of $1.8 billion in October 2019 and $1.5 billion in April 2019. The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores which includes plans to close approximately 200 Boots stores in the United Kingdom and approximately 200 stores in the United States.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its GAAP financial results of approximately $2.1 billion to $2.4 billion, of which $1.8 billion to $2.1 billion are expected to be recorded as exit and disposal activities. In addition to these impacts, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019. See note 17, new accounting pronouncements, for additional information.

Since the inception of the Transformational Cost Management Program to May 31, 2020, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $899 million, which were primarily recorded within selling, general and administrative expenses. These charges included $209 million related to lease obligations and other real estate costs, $305 million in asset impairments, $293 million in employee severance and business transition costs and $92 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three and nine months ended May 31, 2020 and May 31, 2019 were as follows (in millions):

Three months ended May 31, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs[1]	$170	$3	$—	$173
Asset impairments	19	10	1	30
Employee severance and business transition costs	51	2	3	57
Information technology transformation and other exit costs	21	13	—	34
Total pre-tax exit and disposal costs	$261	$27	$5	$294
1Includes $153 million of impairments relating to operating lease right-of-use and finance lease assets.

Nine months ended May 31, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs[1]	$179	$4	$1	$184
Asset impairments	31	13	1	45
Employee severance and business transition costs	124	32	12	168
Information technology transformation and other exit costs	37	30	2	70
Total pre-tax exit and disposal costs	$371	$80	$17	$467

1Includes $153 million of impairments relating to operating lease right-of-use and finance lease assets.

Three months ended May 31, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$5	$16	$11	$32
Employee severance and other exit costs	7	5	11	24
Total pre-tax exit and disposal costs	$13	$21	$22	$56

Nine months ended May 31, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Asset impairments	$5	$48	$96	$149
Employee severance and other exit costs	24	39	22	86
Total pre-tax exit and disposal costs	$29	$88	$119	$235

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2019	$17	$—	$57	$4	$78
Costs	184	45	168	70	467
Payments	(27)	—	(92)	(31)	(151)
Other[1]	(153)	(45)	7	(13)	(205)
ASC 842 Leases adoption[2]	(4)	—	—	—	(4)
Currency	—	—	—	—	—
Balance at May 31, 2020	$17	$—	$140	$29	$186

1Includes $153 million of impairments relating to operating lease right-of-use and finance lease assets. Refer to note 4, leases for additional information.
2Represents liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842. Refer to note 4, leases and note 17, new accounting pronouncements for additional information.

Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. The Company continues to expect to close approximately 750 stores and related assets, of which substantially all have been closed as part of this program. The actions under the Store Optimization Program commenced in March 2018 and are substantially completed with remaining activities expected to complete by end of fiscal 2020. The Store Optimization Program is expected to result in cost savings of approximately $350 million per year to be fully delivered by the end of fiscal 2020.

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $375 million, compared to the Company's previously stated expectation of $400 million in April 2020, of which $345 million have been recorded to date, primarily within selling, general and administrative expenses. The Company expects to incur charges of approximately $185 million for lease obligations and other real estate costs, of which $162 million have been recorded to date and approximately $190 million for employee severance and other exit costs of which $183 million have been recorded to date. The Company estimates that substantially all of these cumulative pre-tax charges will result in cash expenditures.

Costs related to the Store Optimization Program for the three and nine months ended May 31, 2020 and May 31, 2019 were as follows (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Lease obligations and other real estate costs[1]	$3	$44	$24	$45
Employee severance and other exit costs	7	5	25	54
Total costs	$10	$49	$49	$99
1Includes $13 million operating lease right-of-use impairments for the nine months ended May 31, 2020.

The changes in liabilities related to the Store Optimization Program include the following (in millions):

	Lease obligations and other real estate costs	Employee severance and other exit costs	Total
Balance at August 31, 2019	$407	$22	$429
Costs	24	25	49
Payments	(32)	(34)	(67)
Other[1]	(13)	(8)	(21)
ASC 842 Leases adoption[2]	(378)	—	(378)
Balance at May 31, 2020	$8	$4	$12

1Includes $13 million operating lease right-of-use impairments for the nine months ended May 31, 2020. Refer to note 4, leases for additional information.
2Represents liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842. Refer to note 4, leases and note 17, new accounting pronouncements for additional information.

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

The liabilities related to the Cost Transformation Program declined by $382 million representing liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842 on September 1, 2019. The remaining liabilities as of May 31, 2020 were not material.

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

Supplemental balance sheet information related to leases were as follows (in millions):

May 31, 2020
Operating Leases:
Operating lease right-of-use assets	$21,609

Operating lease obligations - current	2,288
Operating lease obligations - non current	21,943
Total operating lease obligations	$24,231
Finance Leases:
Right-of-use assets included in:
Property, plant and equipment, net	$770
Lease obligations included in:
Accrued expenses and other liabilities	47
Other non-current liabilities	1,008
Total finance lease obligations	$1,055
Supplemental income statement information related to leases were as follows (in millions):

	Three months ended May 31, 2020	Nine months ended May 31, 2020
Operating lease cost
Fixed	$827	$2,496
Variable [1]	167	595
Finance lease cost
Amortization	$10	$29
Interest	14	42
Sublease income	(25)	(56)
Impairment of right-of-use assets[2]	170	182
Impairment of finance lease assets [2]	21	24
Gains on sale-leaseback transactions[3]	84	224

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2For the three and nine months ended May 31, 2020, total impairments include $153 million and $166 million, respectively, related to Transformational Cost Management and Store Optimization programs. See note 3, exit and disposal activities.
3Recorded within selling, general and administrative expenses.

Other supplemental information were as follows (in millions):

Nine months ended May 31, 2020
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$2,521
Operating cash flows from finance leases	36
Financing cash flows from finance leases	39
Total	$2,596
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,954
Finance leases	65
Total	$2,019

Average lease term and discount rate as of May 31, 2020 were as follows:

May 31, 2020
Weighted average remaining lease term in years:
Operating leases	10.9
Finance leases	20.8

Weighted average discount rate
Operating leases	4.91%
Finance leases	5.41%

The aggregate future lease payments for operating and finance leases as of May 31, 2020 were as follows (in millions):

Fiscal year	Finance lease	Operating lease
2020 (Remaining period)	$24	$859
2021	95	3,390
2022	93	3,244
2023	93	3,091
2024	92	2,943
2025	90	2,770
Later	1,212	15,057
Total undiscounted minimum lease payments	$1,699	$31,354
Less: Present value discount	(644)	(7,123)
Lease liability	$1,055	$24,231

Note 5. Equity method investments

Equity method investments as of May 31, 2020 and August 31, 2019, were as follows (in millions, except percentages):

	May 31, 2020		August 31, 2019
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,412	28%	$5,211	27%
Others	1,621	8% - 50%	1,640	8% - 50%
Total	$7,033		$6,851

AmerisourceBergen Corporation (“AmerisourceBergen”) investment
As of May 31, 2020 and August 31, 2019, the Company owned 56,854,868 AmerisourceBergen common shares, representing approximately 28% and 27%, respectively, of its outstanding common stock, based on the most recent share count publicly reported by AmerisourceBergen. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. The financial performance of AmerisourceBergen, including any charges which may arise relating to its ongoing opioid litigation, will impact the Company's results of operations.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at May 31, 2020 was $5.4 billion. As of May 31, 2020, the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

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

The Company reported $7 million of post-tax equity earnings and $5 million of post-tax equity loss from other equity method investments, including equity method investments classified as operating, for the three months ended May 31, 2020 and May 31, 2019, respectively. The Company reported $14 million and $19 million of post-tax equity earnings from other equity method investments, including equity method investments classified as operating, for the nine months ended May 31, 2020 and May 31, 2019, respectively.

During the three months ended May 31, 2020, the Company recorded within other income (expense) an impairment of $71 million in its other equity method investments using a fair value based on level 1 inputs.

Note 6. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. During the three months ended May 31, 2020, the Company completed a quantitative impairment analysis for goodwill and certain indefinite-lived intangible assets related to its two reporting units within Retail Pharmacy International division, Boots and Other international, as a result of the significant impact of COVID-19 on their financial performance. Based on this analysis, the Company recorded impairment charges of $1.7 billion on Boots goodwill and $0.3 billion on certain indefinite-lived Boots tradename assets.

As of May 31, 2020, Other international reporting unit's fair value was in excess of its carrying value by approximately 6% compared to 16% based on the June 1, 2019 valuation date. The fair values of the indefinite-lived tradename intangibles within the Boots reporting unit exceeded their carrying value amounts ranging from approximately 2.5% to approximately 26.5%, except for certain Boots tradename assets impaired during the three months ended May 31, 2020 and pharmacy licenses impaired during the year ended August 31, 2019. As of May 31, 2020, the carrying values of goodwill were $1.0 billion and $0.5 billion for Boots reporting unit and Other international reporting unit, respectively. As of May 31, 2020, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $6.7 billion.

As part of the Company’s impairment analysis, fair value of a reporting unit is determined using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including the projected future operating results, economic projections, anticipated future cash flows and discount rates considering the impact of COVID-19, among other potential impacts. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions including the business and financial performance of the Company’s reporting units, as well as how such performance may be impacted by COVID-19. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, and forecasts of revenue, operating income, depreciation, amortization and capital expenditures, including considering the impact of COVID-19.

Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized and the asset is written down to its estimated fair value. Indefinite-lived intangible assets fair values are estimated using the relief from royalty method and excess earnings method of the income approach. The determination of the fair value of the indefinite-lived intangibles requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: forecasts of revenue, the selection of appropriate royalty rate and discount rates.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, including the impact of COVID-19, could have a significant impact on either the fair value of the reporting units and indefinite-lived intangibles, the amount of any goodwill and indefinite-lived intangible impairment charges, or both. These estimates can be affected by a number of factors including, but not limited to, the impact of COVID-19, its severity, duration and its impact on global economies, general economic conditions as well as our profitability. The Company will continue to monitor these potential impacts, including the impact of COVID-19 and economic, industry and market trends and the impact these may have on Boots and Other international reporting units.

Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. During the three month ended May 31, 2020, the Company evaluated certain purchasing and payer contracts for impairment resulting in impairment charge of $32 million.

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2019	$10,491	$3,179	$2,890	$16,560
Acquisitions	63	—	—	63
Impairment[1]	—	(1,675)	—	(1,675)
Currency translation adjustments	—	(9)	9	—
May 31, 2020	$10,554	$1,495	$2,900	$14,948

1 Recorded within Selling, general and administrative expenses.

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

	May 31, 2020	August 31, 2019
Gross amortizable intangible assets
Customer relationships and loyalty card holders	$4,252	$4,290
Favorable lease interests and non-compete agreements[1]	59	654
Trade names and trademarks	436	461
Purchasing and payer contracts	341	382
Total gross amortizable intangible assets	5,088	5,787

Accumulated amortization
Customer relationships and loyalty card holders	$1,405	$1,262
Favorable lease interests and non-compete agreements[1]	26	410
Trade names and trademarks	248	250
Purchasing and payer contracts	108	99
Total accumulated amortization	1,787	2,021
Total amortizable intangible assets, net	$3,301	$3,766

Indefinite-lived intangible assets
Trade names and trademarks	$4,997	$5,232
Pharmacy licenses	1,886	1,878
Total indefinite-lived intangible assets	$6,883	$7,110

Total intangible assets, net	$10,183	$10,876
1Transferred favorable lease interest to right-of-use assets upon the adoption of ASC 842. Refer to note 17, new accounting pronouncements for additional information.

Amortization expense for intangible assets were $112 million and $348 million for the three and nine months ended May 31, 2020, respectively, and $142 million and $415 million for the three and nine months ended May 31, 2019, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at May 31, 2020 is as follows (in millions):

	2021	2022	2023	2024	2025
Estimated annual amortization expense	$428	$410	$376	$357	$326

Note 7. Debt

Debt consists of the following (all amounts are presented in millions of U.S. dollars, unless otherwise indicated):

	May 31, 2020	August 31, 2019
Short-term debt [1]
Commercial paper	$2,193	$2,400
Credit facilities [2]	1,139	1,624
$8 billion note issuance [3,4]
2.700% unsecured notes due 2019	—	1,250
£700 million note issuance [3,4]
2.875% unsecured Pound sterling notes due 2020	494	—
Other [5]	554	464
Total short-term debt	$4,379	$5,738

Long-term debt [1]
$1.5 billion note issuance [3,4]
3.200% unsecured notes due 2030	$497	$—
4.100% unsecured notes due 2050	990	—
$6 billion note issuance [3,4]
3.450% unsecured notes due 2026	1,891	1,890
4.650% unsecured notes due 2046	591	591
$8 billion note issuance [3,4]
3.300% unsecured notes due 2021	1,248	1,247
3.800% unsecured notes due 2024	1,993	1,992
4.500% unsecured notes due 2034	495	495
4.800% unsecured notes due 2044	1,493	1,492
£700 million note issuance [3,4]
2.875% unsecured Pound sterling notes due 2020	—	488
3.600% unsecured Pound sterling notes due 2025	369	365
€750 million note issuance [3,4]
2.125% unsecured Euro notes due 2026	830	824
$4 billion note issuance [3,6]
3.100% unsecured notes due 2022	1,198	1,197
4.400% unsecured notes due 2042	493	493
Other [7]	24	25
Total long-term debt, less current portion	$12,111	$11,098

1Carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt has been translated using the spot rates at May 31, 2020 and August 31, 2019, respectively.
2Credit facilities primarily include debt outstanding under the various credit facilities described in more detail below.
3The $1.5 billion, $6 billion, $8 billion, £0.7 billion, €0.75 billion, and $4 billion note issuances as of May 31, 2020 had fair values and carrying values of $1.5 billion and $1.5 billion, $2.6 billion and $2.5 billion, $5.6 billion and $5.2 billion, $0.9 billion and $0.9 billion, $0.9 billion and $0.8 billion, and $1.8 billion and $1.7 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the May 31, 2020 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of May 31, 2020.
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

$1.5 Billion Note Issuance
On April 15, 2020, the Company issued in an underwritten public offering $0.5 billion of 3.20% notes due 2030 and $1.0 billion of 4.10% notes due 2050. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses were $13.3 million.

April 7, 2020 Revolving Credit Agreement
On April 7, 2020, the Company entered into a $500 million revolving credit agreement (the “April 7, 2020 Revolving Credit Agreement”) with WBA Financial Services Limited, a private limited company incorporated under the laws of England and Wales (“WBAFSL”), and the lenders from time to time party thereto. The April 7, 2020 Revolving Credit Agreement is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) 364-days from April 7, 2020 and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the April 7, 2020 Revolving Credit Agreement. The Company and WBAFSL will be the borrowers under the April 7, 2020 Revolving Credit Agreement. Pursuant to the terms of the April 7, 2020 Revolving Credit Agreement, the Company will provide a guarantee of any obligations of WBAFSL under the April 7, 2020 Revolving Credit Agreement. As of May 31, 2020, there were no borrowings outstanding under the April 7, 2020 Revolving Credit Agreement.

April 2020 Revolving Bilateral and Club Credit Agreements
The Company entered into a $750 million revolving credit agreement on April 1, 2020 (the “April 2020 Revolving Bilateral Credit Agreement”) and a $1.325 billion revolving credit agreement on April 2, 2020 (the “April 2020 Revolving Club Credit Agreement” and together with the April 2020 Revolving Bilateral Credit Agreement, the “Other April 2020 Revolving Credit Agreements”) with the lenders from time to time party thereto. Each of the Other April 2020 Revolving Credit Agreements is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) March 31, 2021 (which date shall be shortened pursuant to the terms of the applicable Other April 2020 Revolving Credit Agreement if the Company does not extend the maturity date of certain of its existing credit agreements or enter into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the applicable Other April 2020 Revolving Credit Agreement) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable Other April 2020 Revolving Credit Agreement. As of May 31, 2020, there were no borrowings outstanding under the Other April 2020 Revolving Credit Agreements.

August 2019 Revolving Credit Agreements
On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. As of May 31, 2020, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements.

January 2019 364-Day Revolving Credit Agreement
On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364-Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extends the Maturity Date (as defined in the January 2019 364-Day Revolving Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020. As of May 31, 2020, there were no borrowings outstanding under the January 364-Day Revolving Credit Agreement.

December 2018 Revolving Credit Agreement
On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. As of May 31, 2020, there were $0.1 billion of borrowings outstanding under the December 2018 Revolving Credit Agreement.

A&R December 2018 Credit Agreement
On December 5, 2018, the Company entered into a $1.0 billion term loan credit agreement with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “December 2018 Credit Agreement”) to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. On April 2, 2020, the Company amended and restated the December 2018 Credit Agreement (such credit agreement as so amended and restated, the “A&R December 2018 Credit Agreement”). The A&R December 2018 Credit Agreement governs a $2.0 billion senior unsecured revolving credit facility, consisting of the initial $1.0 billion senior unsecured revolving facility previously governed by the December 2018 Credit Agreement and a new $1.0 billion senior unsecured revolving credit facility. The facility termination date is the earlier of (a) January 29, 2021 (which date shall be extended to February 26, 2021 or July 31, 2021 pursuant to the terms of the A&R December 2018 Credit Agreement if the Company extends the maturity date of certain of its existing credit agreements or enters into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the A&R December 2018 Credit Agreement ) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the A&R December 2018 Credit Agreement. As of May 31, 2020, there were no borrowings outstanding under the A&R December 2018 Credit Agreement.

Amended November 2018 Credit Agreement
On November 30, 2018, the Company entered into a credit agreement with the lenders from time to time party thereto, on March 25, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “November 2018 Credit Agreement”) reflecting certain changes to the borrowing notice provisions thereto, and on April 2, 2020, the Company entered into a second amendment to the November 2018 Credit Agreement (such credit agreement as so further amended, the “Amended November 2018 Credit Agreement”) which second amendment became effective as of May 29, 2020. As of May 29, 2020, the $500 million revolving credit facility portion of the November 2018 Credit Agreement was converted into a term loan facility, such that the Amended November 2018 Credit Agreement consists of a $1.0 billion senior unsecured term loan facility. The facility termination date is the earlier of (a) May 29, 2021 and (b) the date of acceleration of all loans under the Amended November 2018 Credit Agreement pursuant to its terms. As of May 31, 2020, there were $1.0 billion of borrowings outstanding under the Amended November 2018 Credit Agreement.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $0.5 billion. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of May 31, 2020, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $2.6 billion and $2.6 billion at a weighted average interest rate of 2.33% and 3.08% for the nine months ended May 31, 2020 and May 31, 2019, respectively.

Interest
Interest paid was $510 million and $570 million for the nine months ended May 31, 2020 and May 31, 2019, respectively.

Note 8. Financial instruments

The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The Company has non-U.S. dollar denominated net investments and uses foreign currency denominated financial instruments, specifically foreign currency derivatives and foreign currency denominated debt, to hedge its foreign currency risk.

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

May 31, 2020	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$1,000	$88	Other non-current assets
Foreign currency forwards	100	9	Other current assets
Cross currency interest rate swaps	150	9	Other current assets
Interest rate swaps	1,000	8	Other non-current liabilities
Foreign currency forwards	278	7	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	2,831	102	Other current assets
Foreign currency forwards	1,025	21	Other current liabilities
Total return swap	185	—	Other current liabilities

August 31, 2019	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$800	$73	Other non-current assets
Foreign currency forwards	18	1	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	3,485	87	Other current assets
Foreign currency forwards	707	6	Other current liabilities

Net investment hedges
The Company uses cross currency interest rate swaps and foreign currency forwards as hedges of net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the currency translation adjustment within accumulated other comprehensive income (loss).
Cash flow hedges
The Company uses interest rate swaps to hedge the variability in forecasted cash flows of certain floating-rate debt. For qualifying cash flow hedges, changes in the fair value of the derivatives are recorded in accumulated other comprehensive income (loss), and released to the Consolidated Statements of Earnings when the hedged cash flows affect earnings.
Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The Company also utilizes total return swaps to economically hedge variability in compensation charges related to certain deferred compensation obligations. The income (expenses) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2020	2019	2020	2019
Foreign currency forwards	Selling, general and administrative expenses	$72	$140	$11	$80
Total return swap	Selling, general and administrative expenses	5	—	5	—
Foreign currency forwards	Other income (expense)	2	(8)	6	(10)

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$77	$77	$—	$—
Investments in equity securities[2]	1	1	—	—
Foreign currency forwards[3]	111	—	111	—
Cross currency interest rate swaps[4]	97	—	97	—
Liabilities:
Foreign currency forwards[3]	28	—	28	—
Interest rate swaps[4]	8	—	8	—

	August 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$217	$217	$—	$—
Investments in equity securities[2]	5	5	—	—
Foreign currency forwards[3]	88	—	88	—
Cross currency interest rate swaps[4]	73	—	73	—
Liabilities:
Foreign currency forwards[3]	6	—	6	—

1Money market funds are valued at the closing price reported by the fund sponsor.
2Fair values of quoted investments are based on current bid prices as of May 31, 2020 and August 31, 2019.
3The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See note 8, financial instruments, for additional information.
4The fair value of cross currency interest rate swaps and interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See note 8, financial instruments, for additional information.

There were no transfers between Levels for the three and nine months ended May 31, 2020.

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 16, 2015, the Court entered an order appointing a lead plaintiff. Pursuant to the Court’s order, lead plaintiff filed a consolidated class action complaint on August 17, 2015, and defendants moved to dismiss the complaint on October 16, 2015. On September 30, 2016, the Court issued an order granting in part and denying in part defendants’ motion to dismiss. Defendants filed their answer to the complaint on November 4, 2016 and filed an amended answer on January 16, 2017. Plaintiff filed its motion for class certification on April 21, 2017. The Court granted plaintiffs’ motion on March 29, 2018. On December 19, 2018, plaintiffs filed a first amended complaint and defendants moved to dismiss the new complaint on February 19, 2019. On September 23, 2019, the Court issued an order granting in part and denying in part defendants’ motion to dismiss. Discovery is proceeding.

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

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation (“MDL”), captioned In re National Prescription Opiate Litigation (MDL No. 2804), is pending in the U.S. District Court for the Northern District of Ohio ("N.D. Ohio"). The Company is named as a defendant in a subset of the cases included in this MDL. The first bellwether trial in the MDL, which had been scheduled for October 2019, was terminated. The MDL court selected several new bellwether cases, including three involving the Company: (1) one to remain in N.D. Ohio, scheduled for trial in November 2020; (2) one to be remanded to the United States District Court for the Southern District of West Virginia; and (3) one to be remanded to the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the West Virginia action subsequently severed their claims against the Company from that matter, and plaintiffs in another bellwether case remanded to the United States District Court for the Northern District of California have added the Company to that case. Subsequently, the MDL court created another bellwether case involving the Company to proceed in N.D. Ohio, scheduled for trial in May 2021. The Company also has been named as a defendant in numerous lawsuits brought in state courts relating to opioid matters. The relief sought by various plaintiffs is compensatory and punitive damages, as well as injunctive relief. Additionally, the Company has received from the Department of Justice and the Attorney Generals of numerous states subpoenas, civil investigative demands, and/or other requests concerning opioid matters. A meeting between representatives of the Company and the DOJ was held in June 2020 with respect to alleged violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing prescription at certain Walgreens locations. As discussed above, legal proceedings, including government investigations, are often uncertain and difficult to predict, and the costs and penalties incurred in these matters can be substantial.

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

Note 11. Income taxes

The effective tax rate for the three and nine months ended May 31, 2020 was 2.3% and 73.8%, respectively, compared to 13.0% and 14.7% for the three and nine months ended May 31, 2019, respectively. The decrease in the effective tax rate for the three months ended May 31, 2020 reflects a tax benefit on a pretax loss and was primarily due to non-deductible goodwill impairment charge. The increase in the effective tax rate for the nine months ended May 31, 2020 reflects a tax expense on pretax income and was primarily due to non-deductible goodwill impairment charge.

Income taxes paid for the nine months ended May 31, 2020 were $604 million, compared to $824 million for the nine months ended May 31, 2019.

On December 2, 2019, the Internal Revenue Service issued final regulations relating to the base erosion and anti-avoidance tax (“BEAT”) provisions and the foreign tax credit regime under the U.S. tax law changes enacted in December 2017. The Company has evaluated the impact of the regulations and determined that there is no material impact to its financial statements.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States, which includes several provisions related to income taxes. The Company has evaluated the impact of the legislation and determined that while there is an impact on the timing of cash flow, there is no material impact to its financial results.

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

Components of net periodic pension costs for the defined benefit pension plans (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2020	2019	2020	2019
Service costs	Selling, general and administrative expenses	$1	$2	$4	$4
Interest costs	Other income	35	49	107	148
Expected returns on plan assets/other	Other income	(69)	(61)	(214)	(186)
Total net periodic pension costs (income)		$(33)	$(10)	$(103)	$(34)

The Company made cash contributions to its defined benefit pension plans of $26 million for the nine months ended May 31, 2020, which primarily related to committed funded payments. The Company plans to contribute an additional $8 million to its defined benefit pension plans in fiscal 2020.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $57 million and $171 million for the three and nine months ended May 31, 2020, respectively, compared to an expense of $58 million and $183 million for the three and nine months ended May 31, 2019, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized for the three and nine months ended May 31, 2020 was $31 million and $98 million, respectively, compared to a cost of $32 million and $96 million in the three and nine months ended May 31, 2019, respectively.

Note 13. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (“AOCI”) by component and net of tax for the three and nine months ended May 31, 2020 and May 31, 2019 (in millions):

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 29, 2020	$(57)	$(24)	$34	$(1)	$(3,360)	$(3,407)
Other comprehensive income (loss) before reclassification adjustments	(4)	(8)	59	(18)	(482)	(453)
Amounts reclassified from AOCI	(3)	1	—	—	—	(1)
Tax benefit (provision)	4	2	(13)	3	(5)	(9)
Net change in other comprehensive income (loss)	(2)	(5)	46	(15)	(487)	(463)
Balance at May 31, 2020	$(59)	$(29)	$80	$(16)	$(3,847)	$(3,871)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2019	$(48)	$(24)	$55	$3	$(3,884)	$(3,897)
Other comprehensive income (loss) before reclassification adjustments	(12)	(9)	31	(23)	39	26
Amounts reclassified from AOCI	(3)	4	—	—	—	1
Tax benefit (provision)	4	1	(6)	3	(2)	—
Net change in other comprehensive income (loss)	(11)	(4)	25	(20)	37	27
Balance at May 31, 2020	$(59)	$(29)	$80	$(16)	$(3,847)	$(3,871)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges[1]	Net investment hedges[1]	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 28, 2019	$95	$(28)	$(12)	$2	$(2,762)	$(2,705)
Other comprehensive income (loss) before reclassification adjustments	1	2	54	1	(733)	(675)
Amounts reclassified from AOCI	(4)	1	—	—	—	(2)
Tax benefit (provision)	1	(1)	(13)	—	1	(12)
Net change in other comprehensive income (loss)	(2)	3	41	1	(732)	(689)
Balance at May 31, 2019	$93	$(25)	$29	$4	$(3,493)	$(3,393)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges[1]	Net investment hedges[1]	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2018	$101	$(30)	$—	$3	$(3,076)	$(3,002)
Other comprehensive income (loss) before reclassification adjustments	1	1	39	(1)	(415)	(376)
Amounts reclassified from AOCI	(12)	4	—	—	—	(8)
Tax benefit (provision)	3	—	(10)	—	(1)	(8)
Net change in other comprehensive income (loss)	(8)	4	29	(1)	(416)	(393)
Balance at May 31, 2019	$93	$(25)	$29	$4	$(3,493)	$(3,393)

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

The following table reflects results of operations of the Company's reportable segments (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Sales:
Retail Pharmacy USA	$27,357	$26,513	$80,734	$78,491
Retail Pharmacy International	1,903	2,776	7,704	8,759
Pharmaceutical Wholesale	5,899	5,865	17,971	17,311
Eliminations[1]	(527)	(563)	(1,618)	(1,649)
Walgreens Boots Alliance, Inc.	$34,631	$34,591	$104,791	$102,912
Adjusted Operating income:
Retail Pharmacy USA	$792	$1,286	$3,215	$4,119
Retail Pharmacy International	(143)	165	133	553
Pharmaceutical Wholesale	271	265	735	710
Eliminations[1]	—	1	2	1
Walgreens Boots Alliance, Inc.	$919	$1,717	$4,085	$5,384

1Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

The following table reconciles adjusted operating income to operating income (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Adjusted operating income	$919	$1,717	$4,085	$5,384
Impairment of goodwill and intangible assets	(2,001)	—	(2,001)	—
Transformational cost management	(315)	(86)	(524)	(265)
Acquisition-related amortization	(112)	(127)	(348)	(373)
Acquisition-related costs	(68)	(80)	(291)	(228)
LIFO provision	(29)	(29)	(90)	(77)
Store damage and inventory losses[1]	(75)	—	(75)	—
Store optimization	(10)	(49)	(49)	(99)
Adjustments to equity earnings (loss) in AmerisourceBergen	105	(137)	(47)	(191)
Certain legal and regulatory accruals and settlements	—	(7)	—	(31)
Operating income	$(1,584)	$1,203	$662	$4,120

1Store damage and inventory losses as a result of looting in the U.S. during May 2020.

Note 15. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Retail Pharmacy USA
Pharmacy	$20,478	$19,585	$60,084	$57,624
Retail	6,878	6,928	20,650	20,867
Total	27,357	26,513	80,734	78,491

Retail Pharmacy International
Pharmacy	927	1,047	2,954	3,096
Retail	975	1,730	4,750	5,662
Total	1,903	2,776	7,704	8,759

Pharmaceutical Wholesale	5,899	5,865	17,971	17,311

Eliminations[1]	(527)	(563)	(1,618)	(1,649)

Walgreens Boots Alliance, Inc.	$34,631	$34,591	$104,791	$102,912

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

Related party transactions with AmerisourceBergen (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Purchases, net	$15,081	$14,684	$44,489	$43,070

	May 31, 2020	August 31, 2019
Trade accounts payable, net	$6,574	$6,484

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

The impact to the Company's opening Consolidated Condensed Balance Sheets as of September 1, 2019 was as follows (in millions):

	As reported August 31, 2019	Adjustments	As revised September 1, 2019
Consolidated Condensed Balance Sheets
Other current assets	$1,118	$(123)	$995
Total current assets	18,700	(123)	18,577
Property, plant and equipment, net	13,478	267	13,745
Operating lease right-of-use assets	—	21,600	21,600
Intangible assets, net	10,876	(220)	10,656
Total assets	67,598	21,524	89,122
Operating lease obligation - current	—	2,267	2,267
Accrued expenses and other liabilities	5,474	(538)	4,936
Total current liabilities	25,769	1,729	27,498
Operating lease obligation - non-current	—	21,858	21,858
Deferred income taxes	1,785	(142)	1,643
Other non-current liabilities	4,795	(1,479)	3,316
Total non-current liabilities	17,678	20,237	37,915
Retained earnings	35,815	(442)	35,373
Total liabilities and equity	$67,598	$21,524	$89,122

According to the guidance provided in the FASB staff Q&A Topic 842 Leases – Accounting for lease concessions related to the effects of COVID-19, released on April 2020, the Company elected to account for certain lease concessions related to COVID-19 as a reduction to rent expense for the period. During the three months ended May 31, 2020, these rent concessions related to COVID-19 were not material.

New accounting pronouncements not yet adopted
Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates ("IBORs") and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 (fiscal year 2023) with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

Financial Instruments
In March 2020, FASB issued ASU 2020-03. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses ("CECL") standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.

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

Note 18. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members. Trade receivables were $5.8 billion and $6.0 billion at May 31, 2020 and August 31, 2019, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see note 16, related parties), were $1.2 billion and $1.2 billion at May 31, 2020 and August 31, 2019, respectively.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Depreciation expense	$365	$379	$1,099	$1,096
Intangible asset and other amortization	112	142	348	415
Total depreciation and amortization expense	$477	$522	$1,447	$1,512

Accumulated depreciation and amortization on property, plant and equipment was $12.1 billion at May 31, 2020 and $11.3 billion at August 31, 2019.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of May 31, 2020 and August 31, 2019, the amount of such restricted cash was $175 million and $184 million, respectively, and is reported in other current assets on the Consolidated Condensed Balance Sheets.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of May 31, 2020 and August 31, 2019 (in millions):

	May 31, 2020	August 31, 2019
Cash and cash equivalents	$768	$1,023
Restricted cash (included in other current assets)	175	184
Cash, cash equivalents and restricted cash	$943	$1,207

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 20.5 million outstanding options to purchase common shares that were anti-dilutive and excluded from the third quarter earnings per share calculation as of May 31, 2020 compared to 17.0 million as of May 31, 2019.

Due to the anti-dilutive effect resulting from the reported net loss, an incremental 0.7 million of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for the three months ended May 31, 2020. The impact of these potentially dilutive securities were included in the calculation of weighted-average common shares outstanding for diluted earnings per share for the nine months ended May 31, 2020.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2020	2019
November	$0.4575	$0.4400
February	0.4575	0.4400
May	0.4575	0.4400
	$1.37	$1.32

Note 19. Subsequent event

On July 8, 2020, the Company announced that it will invest $1 billion in equity and convertible debt in VillageMD over the next three years including $250 million equity investment completed on July 8, 2020, subject to the terms of the agreement. The Company will continue to account for its equity investment in VillageMD using the equity method of accounting.

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

Certain amounts in the management's discussion and analysis of financial condition and results of operations may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and nine months ended May 31, 2020 and May 31, 2019.

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

FACTORS AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of the coronavirus COVID-19 ("COVID-19") pandemic on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payer and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, including the acquisition of stores and other assets from Rite Aid; joint ventures and other strategic collaborations; changes in laws, including the U.S. tax law changes; changes in trade, tariffs, including trade relations between the United States and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes in general economic conditions in the markets in which the Company operates. These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

Estimated COVID-19 impacts and uncertainties

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. COVID-19 has severely impacted, and is expected to continue to severely impact, the economies of the U.S., the UK and other countries around the world. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, all of which have adversely affected and may continue to adversely affect our industries and our business operations. Further, financial and credit markets have experienced and may continue to experience volatility and turmoil. Policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, temporary closure or reduced hours of operation of certain store locations in U.S., UK and other countries, reduced customer traffic and sales in our retail pharmacies and the adoption of work-from-home policies.

The Company expects that COVID-19 will continue to adversely affect global economic conditions at least throughout 2020 and into 2021 and possibly longer. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business. As COVID-19 continues to spread and impact the economies of the U.S. and other countries around the world, the Company has put preparedness plans in place at our facilities to maintain continuity of our operations, while also taking steps to keep our team members healthy and safe.

During the three months ended May 31, 2020, we experienced certain adverse impacts of COVID-19. Sales were adversely impacted with the majority of the decline within the Retail Pharmacy International division. This reflected a significant reduction in footfall in Boots UK stores as consumers were advised to leave home only for food and medicine. While most Boots stores remained open throughout the UK lockdown to provide communities with pharmacy and essential healthcare, our largest premium beauty and fragrance counters were effectively closed. More than 100 Boots stores, mainly in high street, station and airport locations, were temporarily closed as were nearly all of the 600 Boots Opticians stores. Globally pharmacy volume was impacted by a decline in doctor visits and hospital patient admissions. Additionally, gross margin was adversely impacted by sales mix, with a shift from higher margin discretionary categories to lower margin categories, and by higher supply chain costs. The Company took measures to keep stores open during COVID-19, incurring incremental selling, general and administrative expenses, including higher employee costs and store expenses related to social distancing and incremental cleaning. Operating income was significantly and adversely impacted as a result of the foregoing factors. In addition, due to the significant impact of COVID-19 on the financial performance of the Retail Pharmacy International division, the company completed a quantitative impairment analysis for goodwill and certain intangibles in Boots UK, which resulted in the recording of non-cash pre-tax impairment charges of $2.0 billion.

In an effort to strengthen our liquidity position while navigating COVID-19, we have taken a number of proactive steps since March 2020, including the issuance of $1.5 billion of debt securities, entry into new and extended credit facilities and suspending activity under our 2018 stock repurchase program, as described in Liquidity and Capital Resources below.

In response to COVID-19, various domestic and foreign federal, state and local governmental legislation, regulations, orders, policies and initiatives have been implemented designed to reduce the transmission of COVID-19, as well as to help address economic and market volatility and instability resulting from COVID-19. The Company has assessed and will continue to assess the impact of these governmental actions on the Company. It has participated in certain of these programs, including for example availing itself to certain tax deferrals allowed pursuant to the CARES Act in the U.S. and certain tax deferral and benefit and employee wage support in the UK, and may continue to do so in the future. The Company has also taken a number of proactive actions consistent with regulatory directives, such as digital 'order ahead' drive-thru with an increased range of products available for drive-thru pick-up, and put in place new delivery options. The Company also took certain actions during the three months ended May 31, 2020 to partly mitigate the impact of COVID-19 through cost containment across the Company including temporary store closures, furloughing approximately 16,000 UK employees at the peak of the crisis, decreasing store hours and reducing rent at some locations.

As a result of COVID-19, our global workforce, including employees and extended workforce, rapidly shifted to a working from home environment beginning in March 2020. While our system of internal controls were not specifically designed and implemented to accommodate for this shift, we have evaluated and concluded that these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting during the most recent quarter as described in Item 4. Controls and procedures below. The Company will continue to monitor and assess the COVID-19 situation and its internal controls and seek to mitigate any impact on their design and operating effectiveness.

The Company anticipates additional mandates and directives, including revisions thereto, from foreign, federal, state, county and city authorities throughout the continuation of the COVID-19 pandemic and for some time thereafter. The impact of this activity on the U.S. and global economies, consumer, customer and health care utilization patterns depends upon the evolving factors and future developments. As a result, the financial and/or operational impact these COVID-19 related governmental actions and inactions will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the collective impact could be material and adverse.

We will continue to closely monitor the impact of COVID-19 on our business and geographies, including how it is impacting our customers, team members, suppliers, vendors, business partners and distribution channels. However, the future impact that COVID-19 will have on our financial position and operating results may be affected by numerous uncertainties, including the severity of the virus, the duration of the outbreak, governmental, business or other actions, impacts on our supply chain, the effect on customer demand, store closures or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our stores, distribution facilities, wholesale operations and other critical functions cannot be predicted and is vital to our operations. The impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. Further, a second wave of COVID-19 later in 2020 or beyond would cause many of the impacts described herein to return or be exacerbated. In addition, we cannot predict with certainty the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners; however, any material effect on these parties could adversely impact us.

For further information, please see item 1A, risk factors in this report, which is incorporated herein by reference. The Company’s current expectations described above are forward-looking statements and our actual results may differ. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements”, in item 1A, risk factors, in our Form 10-K for the fiscal year ended August 31, 2019 and in item 1A, risk factors, in this report.

U.S. recent events

In May 2020, significant looting impacted certain stores with varying degrees of damage throughout the United States. As a result, the Company recognized $75 million charge during the three months ended May 31, 2020 for estimated store damage and inventory losses. The resulting store closures adversely affected sales. As these events in the United States continued beyond May 2020, the Company continues to monitor developments and assess the degree of the damage and expects additional charges to be incurred in subsequent periods associated with these events.

Store damage and inventory losses related to these recent events are recognized as the costs are incurred in accordance with GAAP. The Company treats these charges as special items impacting comparability of results in its earnings disclosures.

The impact of Brexit

As a result of the June 2016 referendum, the United Kingdom withdrew from the European Union (“Brexit”) on January 1, 2020. It began a transition period until December 31, 2020 in which to negotiate a new trading relationship for goods and services. Failure to complete negotiations by the deadline could result in the United Kingdom becoming subject to trade agreements with the European Union that are less favorable than those currently in effect. In addition, since the referendum, there has been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market condition in the United Kingdom. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the United Kingdom from the European Union will have on our business, particularly United Kingdom and other European operations; however, Brexit and its related effects could have a material impact on the Company’s consolidated financial position or operating results.

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $1.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). As of the date of this report, the Company expects annual cost savings to be in excess of $2.0 billion by fiscal 2022, an increase from the previously reported expectations of annual cost savings in excess of $1.8 billion in October 2019 and $1.5 billion in April 2019. The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores which includes plans to close approximately 200 Boots stores in the United Kingdom and approximately 200 stores in the United States.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its generally accepted accounting principles in the United States (“GAAP”) financial results of approximately $2.1 billion to $2.4 billion, of which $1.8 billion to $2.1 billion are expected to be recorded as exit and disposal activities. The Company estimates that approximately 80% of the cumulative pre-tax charges will be associated with cash expenditures, primarily related to employee severance and business transition costs, IT transformation costs and lease and real estate payments.

The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to Transformational Cost Management Program as follows:

Transformational Cost Management Program Activities	Range of Charges
Lease obligations and other real estate costs[1]	$350 to 400 million
Asset impairments[2]	$350 to 400 million
Employee severance and business transition costs	$800 to 900 million
Information technology transformation and other exit costs	$300 to 350 million
Total cumulative pre-tax exit and disposal costs	$1.8 to 2.1 billion
Other IT transformation costs	$300 to 350 million
Total estimated pre-tax costs	$2.1 to 2.4 billion
1Includes impairments relating to operating lease right-of-use and finance lease assets.
2Primarily related to asset write-offs from store closures, information technology and other asset write-offs.

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

Since the inception of the Transformational Cost Management Program to May 31, 2020, the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $1.0 billion, of which $899 million are recorded as exit and disposal activities. See note 3, exit and disposal activities, for additional information. These charges included $209 million related to lease obligations and other real estate costs, $305 million in asset impairments, $293 million in employee severance and business transition costs, $92 million of information technology transformation and other exit costs and $101 million other information technology costs.

Costs under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses for the three and nine months ended May 31, 2020, respectively, were as follows (in millions):

Three months ended May 31, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs[1]	$170	$3	$—	$173
Asset impairments	19	10	1	30
Employee severance and business transition costs	51	2	3	57
Information technology transformation and other exit costs	21	13	—	34
Total pre-tax exit and disposal costs	$261	$27	$5	$294
Other IT transformation costs	16	4	1	21
Total pre-tax costs	$278	$31	$6	$315
1Includes $153 million impairments relating to operating lease right-of-use and finance lease assets.

Nine months ended May 31, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs[1]	$179	$4	$1	$184
Asset impairments	31	13	1	45
Employee severance and business transition costs	124	32	12	168
Information technology transformation and other exit costs	37	30	2	70
Total pre-tax exit and disposal costs	$371	$80	$17	$467
Other IT transformation costs	43	11	3	56
Total pre-tax costs	$414	$90	$20	$524
1Includes $153 million impairments relating to operating lease right-of-use and finance lease assets.

Costs under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses for the nine months ended May 31, 2019, were $265 million, of which $235 million are recorded as exit and disposal activities. See note 3, exit and disposal activities, for additional information. Transformational Cost Management Program charges were primarily recorded within selling, general and administrative expenses and relate to actions taken across all divisions.

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

RITE AID TRANSACTION
As of May 31, 2020, the Company has completed the acquisition of all 1,932 Rite Aid stores and three distribution centers and related inventory from Rite Aid Corporation for $4.375 billion in cash and other consideration pursuant to an amended and restated asset purchase agreement entered into in September 2017.

The Company expects to incur approximately $1.2 billion in costs to deliver approximately $675 million in annual synergies and savings upon integration of the acquired stores and related assets and the completion of the Store Optimization Program described below.

Integration of acquired stores and related assets
The Company substantially completed the integration of the acquired stores and related assets during the three months ended May 31, 2020. The Company expects total cost of approximately $800 million, which is reported as acquisition-related costs and is treated as special items impacting comparability of results in its earnings disclosures. Since fiscal 2018, the Company has recognized cumulative pre-tax charges of $800 million, which includes pre-tax charges of $283 million for the nine months ended May 31, 2020 related to integration of the acquired stores and related assets. The Company expects annual synergies from the transaction of more than $325 million, which are expected to be fully realized within four years of the initial closing of this transaction and derived primarily from procurement, cost savings and other operational matters. In addition, the Company expects to spend approximately $500 million on store conversions and related activities.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “cautionary note regarding forward-looking statements” below.

Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite Aid. The Company continues to expect to close approximately 750 stores and related assets, of which substantially all have been closed as part of this program. The actions under the Store Optimization Program commenced in March 2018 and are substantially completed with remaining activities expected to complete by the end of fiscal 2020. The Store Optimization Program is expected to result in cost savings of approximately $350 million per year to be fully delivered by the end of fiscal 2020.

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $375 million, compared to the Company's previously stated expectation of $400 million in April 2020, of which $345 million have been recorded to date, primarily within selling, general and administrative expenses, including costs associated with lease obligations and other real estate costs and employee severance and other exit costs. The Company expects to incur pre-tax charges of approximately $185 million for lease obligations and other real estate costs, of which $162 million have been recorded to date and approximately $190 million for employee severance and other exit costs of which $183 million have been recorded to date. The Company estimates that substantially all of these cumulative pre-tax charges will result in cash expenditures.

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

INVESTMENT IN AMERISOURCEBERGEN
As of May 31, 2020, the Company owned 56,854,868 shares of AmerisourceBergen common stock (representing approximately 28% of its outstanding common stock based on most recent share count publicly reported by AmerisourceBergen) and may, subject to certain conditions, acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market.

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

EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Sales	$34,631	$34,591	$104,791	$102,912
Gross profit	6,438	7,453	21,214	22,849
Selling, general and administrative expenses	8,265	6,235	20,835	18,834
Equity earnings (loss) in AmerisourceBergen	243	(16)	284	105
Operating income (loss)	(1,584)	1,203	662	4,120
Adjusted operating income (Non-GAAP measure)[1]	919	1,717	4,085	5,384
Earnings (loss) before interest and income tax provision	(1,618)	1,385	689	4,347
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	(1,708)	1,025	83	3,305
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	723	1,338	3,288	4,246
Net earnings (loss) per common share – diluted	(1.95)	1.13	0.09	3.55
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	0.83	1.47	3.72	4.56

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Sales	0.1	0.7	1.8	4.9
Gross profit	(13.6)	(4.2)	(7.2)	(1.6)
Selling, general and administrative expenses	32.6	—	10.6	2.0
Operating income (loss)	(231.7)	(24.7)	(83.9)	(15.8)
Adjusted operating income (Non-GAAP measure)[1]	(46.5)	(11.7)	(24.1)	(8.9)
Earnings (loss) before interest and income tax provision	(216.9)	(13.3)	(84.2)	(8.9)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	(266.6)	(23.6)	(97.5)	(5.9)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	(45.9)	(12.1)	(22.6)	(6.4)
Net earnings (loss) per common share – diluted	(273.4)	(16.5)	(97.3)	1.1
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	(43.8)	(4.0)	(18.5)	0.6

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Gross margin	18.6	21.5	20.2	22.2
Selling, general and administrative expenses	23.9	18.0	19.9	18.3

1 See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings
Net loss attributable to Walgreens Boots Alliance for the three months ended May 31, 2020 was $1.7 billion compared to net earnings of $1.0 billion for the prior year quarter. Diluted net loss per share was $1.95 compared to diluted net earnings per share of $1.13 for the prior year quarter. The decreases in net earnings and diluted earnings per share primarily reflect non-cash impairment charges related to goodwill and intangible assets in the Boots reporting unit due to deteriorated business conditions, including the adverse impact of COVID-19 and resulting future uncertainty, operating performance including lower gross margins in the U.S. and UK and increased costs related to the Transformational Cost Management Program.

Net earnings attributable to Walgreens Boots Alliance for the nine months ended May 31, 2020 was $83.0 million compared to $3.3 billion for the prior year period. Diluted net earnings per share was $0.09 compared to $3.55 for the prior year period. The decreases in net earnings and diluted earnings per share primarily reflect the third quarter non-cash impairment charges related to goodwill and intangible assets in the Boots reporting unit, operating performance including lower gross margins in the U.S. and UK and costs related to the Transformational Cost Management Program. Diluted net earnings per share was positively affected by a lower number of shares outstanding compared to the prior year period.

Other expense for the three months ended May 31, 2020 was $34 million compared to income of $182 million for the prior year quarter. Other income for the nine months ended May 31, 2020 was $26 million compared to income of $227 million for the prior year period. The decreases primarily reflect a prior year gain from the termination of the group purchasing organization option granted to Rite Aid.

Interest was a net expense of $155 million and $482 million for the three and nine months ended May 31, 2020, respectively, compared to $187 million and $529 million for the three and nine months ended May 31, 2019, respectively.

The effective tax rate for the three and nine months ended May 31, 2020 was 2.3% and 73.8%, respectively, compared to 13.0% and 14.7% for the three and nine months ended May 31, 2019, respectively. The decrease in the effective tax rate for the three months ended May 31, 2020 reflects a tax benefit on a pretax loss and was primarily due to non-deductible goodwill impairment charge. The increase in the effective tax rate for the nine months ended May 31, 2020 reflects a tax expense on pretax income and was primarily due to non-deductible goodwill impairment charge.

Adjusted diluted net earnings (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended May 31, 2020 decreased 45.9% to $723 million compared with the prior year quarter. Adjusted diluted net earnings per share decreased 43.8% to $0.83 compared with the year-ago quarter. Adjusted diluted net earnings and adjusted diluted net earnings per share were negatively impacted by 0.3 percentage points and 0.4 percentage points, respectively, as a result of currency translation.

The decreases in adjusted net earnings and adjusted diluted net earnings per share for the three months ended May 31, 2020 primarily reflect lower U.S. pharmacy reimbursement and COVID-19 impacts across the Company, including lower retail margins in the U.S. and UK. Adjusted diluted net earnings per share for the three months ended May 31, 2020 benefited from a lower number of shares outstanding compared with the prior year quarter. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Adjusted net earnings attributable to Walgreens Boots Alliance for the nine months ended May 31, 2020 decreased 22.6% to $3.3 billion compared with the prior year period. Adjusted diluted net earnings per share decreased 18.5% to $3.72 compared with the year-ago period. Adjusted diluted net earnings and adjusted diluted net earnings per share were both negatively impacted by 0.2 percentage points as a result of currency translation.

The decreases in adjusted net earnings and adjusted diluted net earnings per share for the nine months ended May 31, 2020 primarily reflect lower U.S. pharmacy reimbursement and COVID-19 impacts across the Company, including lower retail margins in the U.S. and UK, partially offset by cost savings from the Transformational Cost Management Program. Adjusted diluted net earnings per share for the nine months ended May 31, 2020 benefited from a lower number of shares outstanding compared with the prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
This division comprises the retail pharmacy business operating in the United States.

	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Sales	$27,357	$26,513	$80,734	$78,491
Gross profit	5,258	5,813	16,755	17,880
Selling, general and administrative expenses	5,032	4,818	14,718	14,492
Operating income	226	995	2,037	3,388
Adjusted operating income (Non-GAAP measure)[1]	792	1,286	3,215	4,119

Number of prescriptions2*	196.9	212.3	623.2	640.8
30-day equivalent prescriptions2,3*	287.0	290.7	877.7	866.9
Number of locations at period end*	9,095	9,390	9,095	9,390

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Sales	3.2	2.3	2.9	7.7
Gross profit	(9.6)	(3.6)	(6.3)	(0.1)
Selling, general and administrative expenses	4.4	0.9	1.6	2.7
Operating income	(77.3)	(20.6)	(39.9)	(10.5)
Adjusted operating income (Non-GAAP measure)[1]	(38.4)	(13.8)	(21.9)	(8.9)

Comparable store sales4*	3.0	3.8	2.5	1.6
Pharmacy sales	4.6	4.3	4.3	10.2
Comparable pharmacy sales4*	3.5	6.0	3.3	3.6
Retail sales	(0.7)	(2.9)	(1.0)	1.3
Comparable retail sales4*	1.9	(1.1)	0.7	(2.7)
Comparable number of prescriptions2,4*	(5.8)	1.4	(1.2)	(0.1)
Comparable 30-day equivalent prescriptions2,3,4*	0.4	4.7	2.7	2.8

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Gross margin	19.2	21.9	20.8	22.8
Selling, general and administrative expenses	18.4	18.2	18.2	18.5

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
4Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or being subject to a natural disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable store sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions and comparable number of 30-day equivalent prescriptions refer to total sales, pharmacy sales, retail sales, number of prescriptions and number of 30-day equivalent prescriptions, respectively, in such stores. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods. The nine months ended May 31, 2020 figures include an adjustment to remove February 29, 2020 results due to the leap year.
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

Sales for the three months ended May 31, 2020 and May 31, 2019
The Retail Pharmacy USA division’s sales for the three months ended May 31, 2020 increased 3.2% to $27.4 billion. Sales in comparable stores increased 3.0% compared with the year-ago quarter.

Pharmacy sales increased 4.6% for the three months ended May 31, 2020 and represented 74.9% of the division’s sales. The increase is primarily due to higher brand inflation and specialty sales partially offset by COVID-19 prescription volume impact. In the year-ago quarter, pharmacy sales increased 4.3% and represented 73.9% of the division’s sales. Comparable pharmacy sales increased 3.5% for the three months ended May 31, 2020 compared to an increase of 6.0% in the year-ago quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.7% in the three months ended May 31, 2020 compared to a reduction of 1.2% in the year-ago quarter. The effect of generics mix on division sales caused a reduction of 1.9% for the three months ended May 31, 2020 compared to a reduction of 0.8% for the year-ago quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 95.4% of prescription sales for the three months ended May 31, 2020 compared to 97.1% in the year-ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended May 31, 2020 was 196.9 million compared to 212.3 million in the year-ago quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 287.0 million in the three months ended May 31, 2020 compared to 290.7 million in the year-ago quarter.

Retail sales for the three months ended May 31, 2020 decreased 0.7%, including the impact of the store closures, and were 25.1% of the division’s sales. In the year-ago quarter, retail sales decreased 2.9% and comprised 26.1% of the division’s sales. Comparable retail sales increased 1.9% in the three months ended May 31, 2020 compared to a decrease of 1.1% in the year-ago quarter. The increase in the current quarter is driven by health and wellness categories, including higher sales in vitamins and personal protective equipment products, and increase of sales in personal care categories and grocery, offsets by lower sales in discretionary areas such as photo and beauty.

Operating income for the three months ended May 31, 2020 and May 31, 2019
Retail Pharmacy USA division’s operating income for the three months ended May 31, 2020 decreased 77.3% to $226 million. The decrease was primarily due to pharmacy reimbursement pressure and COVID-19 impacts.

Gross margin was 19.2% for the three months ended May 31, 2020 compared to 21.9% in the year-ago quarter. Gross margin was negatively impacted in the current quarter by reimbursement pressure and COVID-19 impacts including pharmacy volume and product mix.

Selling, general and administrative expenses as a percentage of sales were 18.4% in the three months ended May 31, 2020 compared to 18.2% in the year-ago quarter. As a percentage of sales, expenses were higher in the current quarter primarily due to costs related to Transformational Cost Management Program and incremental COVID-19 costs partially offset by savings from Transformational Cost Management Program and short-term actions to help mitigate the COVID-19 impact.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2020 and May 31, 2019
Retail Pharmacy USA division’s adjusted operating income was $792 million for the three months ended May 31, 2020, a decrease of 38.4% from the year-ago quarter. The decrease was primarily due to pharmacy margins which were negatively impacted by year-on-year reimbursement pressure and COVID-19 impacts partially offset by savings from Transformational Cost Management Program. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2020 and May 31, 2019
The Retail Pharmacy USA division’s sales for the nine months ended May 31, 2020 increased 2.9% to $80.7 billion. Sales in comparable stores increased 2.5% compared with the year-ago period.

Pharmacy sales increased 4.3% for the nine months ended May 31, 2020 and represented 74.4% of the division’s sales. The increase is primarily due to higher brand inflation and specialty sales. In the year-ago period, pharmacy sales increased 10.2% and represented 73.4% of the division’s sales. Comparable pharmacy sales increased 3.3% for the nine months ended May 31, 2020 compared to an increase of 3.6% in the year-ago period. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.6% in the nine months ended May 31, 2020 compared to a reduction of 1.0% in the year-ago period. The effect of generics mix on division sales caused a reduction of 1.8% for the nine months ended May 31, 2020 compared to a reduction of 0.7% for the year-ago period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.2% of prescription sales for the nine months ended May 31, 2020 compared to 97.1% in the year-ago period. The total number of prescriptions (including immunizations) filled for the nine months ended May 31, 2020 was 623.2 million compared to 640.8 million in the year-ago period. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 877.7 million in the nine months ended May 31, 2020 compared to 866.9 million in the year-ago period.

Retail sales for the nine months ended May 31, 2020 decreased 1.0% and were 25.6% of the division’s sales. In the year-ago period, retail sales increased 1.3% and comprised 26.6% of the division’s sales. Comparable retail sales increased 0.7% in the nine months ended May 31, 2020 compared to a decrease of 2.7% in the year-ago period. The increase in the current period was driven by health and wellness, including a favorable cough cold and flu season.

Operating income for the nine months ended May 31, 2020 and May 31, 2019
Retail Pharmacy USA division’s operating income for the nine months ended May 31, 2020 decreased 39.9% to $2.0 billion. The decrease was primarily due to pharmacy reimbursement pressure.

Gross margin was 20.8% for the nine months ended May 31, 2020 compared to 22.8% in the year-ago period. Gross margin was negatively impacted in the current fiscal year by pharmacy margins, which were negatively impacted by year-on-year reimbursement pressure and COVID-19 impacts.

Selling, general and administrative expenses as a percentage of sales were 18.2% in the nine months ended May 31, 2020 compared to 18.5% in the year-ago period. As a percentage of sales, expenses were lower in the current period primarily due to savings related to the Transformational Cost Management Program and gains on sale-leaseback transactions partially offset by costs related to the Company's Transformational Cost Management Program and year-on-year bonus impact.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2020 and May 31, 2019
Retail Pharmacy USA division’s adjusted operating income was $3.2 billion for the nine months ended May 31, 2020, a decrease of 21.9% from the year-ago period. The decrease was primarily due to lower pharmacy margin which were negatively impacted by reimbursement pressure. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Sales	$1,903	$2,776	$7,704	$8,759
Gross profit	672	1,112	2,910	3,418
Selling, general and administrative expenses	2,832	993	4,894	3,029
Operating income (loss)	(2,160)	119	(1,984)	389
Adjusted operating income (loss) (Non-GAAP measure)[1]	(143)	165	133	553

Number of locations at period end*	4,502	4,612	4,502	4,612

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Sales	(31.5)	(7.3)	(12.0)	(6.8)
Gross profit	(39.6)	(8.5)	(14.9)	(8.4)
Selling, general and administrative expenses	185.3	(5.3)	61.6	(3.5)
Operating income (loss)	(1,912.5)	(28.6)	(609.9)	(34.5)
Adjusted operating income (loss) (Non-GAAP measure)[1]	(187.1)	(14.9)	(76.0)	(18.0)

Comparable store sales2*	(25.2)	(1.0)	(9.2)	(1.6)
Pharmacy sales	(11.4)	(5.9)	(4.6)	(6.5)
Comparable pharmacy sales2*	(1.6)	1.0	0.2	(0.8)
Retail sales	(43.6)	(8.1)	(16.1)	(6.9)
Comparable retail sales2*	(41.8)	(2.3)	(14.9)	(2.1)

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Gross margin	35.3	40.0	37.8	39.0
Selling, general and administrative expenses	148.8	35.8	63.5	34.6

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or being subject to a natural disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable store sales, comparable pharmacy sales and comparable retail sales refer to total sales, pharmacy sales and retail sales, respectively, in such stores. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods. With respect to the Retail Pharmacy International division, comparable store sales, comparable pharmacy sales and comparable retail sales are presented on a constant currency basis, which are non-GAAP financial measures. Refer to the discussion below in “--Non-GAAP Measures” for further details on constant currency calculations. The nine months ended May 31, 2020 figures include an adjustment to remove February 29, 2020 results due to the leap year.

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

Sales for the three months ended May 31, 2020 and May 31, 2019
Retail Pharmacy International division’s sales for the three months ended May 31, 2020 decreased 31.5% to $1.9 billion from the year-ago quarter. The negative impact of currency translation was 5.3 percentage points. Comparable store sales decreased 25.2%, mainly due to lower retail sales in Boots UK driven by reduction in store foot traffic from COVID-19 restrictions.

Pharmacy sales decreased 11.4% in the three months ended May 31, 2020 and represented 48.7% of the division’s sales. The negative impact of currency translation on pharmacy sales was 7.2 percentage points. Comparable pharmacy sales decreased 1.6% from the year-ago quarter primarily due to lower prescription volumes in the UK and Mexico from reduced demand for services during the COVID-19 pandemic, partially offset by timing of National Health Service (“NHS”) reimbursement in the UK.

Retail sales decreased 43.6% for the three months ended May 31, 2020 and represented 51.3% of the division’s sales. The negative impact of currency translation on retail sales was 4.1 percentage points. Comparable retail sales decreased 41.8%, from the year-ago quarter reflecting lower Boots UK retail sales driven by reduction in store foot traffic from COVID-19 restrictions.

Operating income for the three months ended May 31, 2020 and May 31, 2019
Retail Pharmacy International division’s operating loss for the three months ended May 31, 2020 was $2.2 billion, compared to an operating income of $119 million in the year-ago quarter. The decrease was primarily due to goodwill and intangible asset impairment charges related to the Boots reporting unit and lower retail gross profit attributable to lower sales from COVID-19 restrictions in Boots UK and Opticians.

Gross profit decreased 39.6% from the year-ago quarter. Gross profit was negatively impacted by 4.3 percentage points ($48 million) of currency translation. Excluding the impact of currency translation, the decrease was primarily due to lower retail sales in the UK as a result of reduction in store foot traffic from COVID-19 restrictions and lower Boots UK retail margin, largely due to supply chain costs.

Selling, general and administrative expenses increased 185.3% from the year-ago quarter. Expenses were positively impacted by 5.8 percentage points ($57 million) as a result of currency translation. Excluding the impact of currency translation, the increase was mainly due to goodwill and intangible asset impairment charges in the Boots reporting unit, partially offset by short term COVID-19 cost mitigation efforts and savings from Transformational Cost Management Program initiatives. As a percentage of sales, selling, general and administrative expenses were 148.8% in the three months ended May 31, 2020 compared to 35.8% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2020 and May 31, 2019
Retail Pharmacy International division’s adjusted operating income for the three months ended May 31, 2020 decreased $308 million or 187.1% to an adjusted operating loss of $143 million. Adjusted operating loss was positively impacted by 4.7 percentage points ($8 million) of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating loss was primarily due to lower Boots UK and Opticians retail sales as a result of reduction in store foot traffic from COVID-19 restrictions, partially offset by short term cost mitigation efforts and savings from Transformational Cost Management Program initiatives.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2020 and May 31, 2019
Retail Pharmacy International division’s sales for the nine months ended May 31, 2020 decreased 12.0% to $7.7 billion from the year-ago period. The negative impact of currency translation was 2.3 percentage points. Comparable store sales decreased 9.2%, mainly due to lower retail sales in Boots UK and Thailand, including the impact of COVID-19.

Pharmacy sales decreased 4.6% in the nine months ended May 31, 2020 and represented 38.3% of the division’s sales. The negative impact of currency translation on pharmacy sales was 3.4 percentage points. Comparable pharmacy sales increased

0.2% from the year-ago period primarily due to the UK, driven by higher National Health Service ("NHS") reimbursement levels partially offset by lower prescription volume due to COVID-19.

Retail sales decreased 16.1% for the nine months ended May 31, 2020 and represented 61.7% of the division’s sales. The negative impact of currency translation on retail sales was 1.6 percentage points. Comparable retail sales decreased 14.9%, from the year-ago period reflecting lower Boots UK retail sales, including the impact of COVID-19.

Operating income for the nine months ended May 31, 2020 and May 31, 2019
Retail Pharmacy International division’s operating loss for the nine months ended May 31, 2020 was $2.0 billion, compared to an operating income of $389 million in the year-ago period. The decrease was primarily in the UK, due to goodwill and intangible asset impairment charges in the Boots reporting unit and additional COVID-19 impacts.

Gross profit decreased 14.9% from the year-ago period. Gross profit was negatively impacted by 2.0 percentage points ($68 million) of currency translation. Excluding the impact of currency translation, the decrease was primarily due to lower retail sales in the UK including the impact of COVID-19.

Selling, general and administrative expenses increased 61.6% from the year-ago period. Expenses were positively impacted by 2.6 percentage points ($78 million) as a result of currency translation. Excluding the impact of currency translation, the increase was almost entirely due to goodwill and intangible asset impairment charges in the Boots reporting unit, higher year-on-year bonus impact and technology investments, partially offset by savings from Transformational Cost Management Program initiatives and COVID-19 cost mitigation efforts. As a percentage of sales, selling, general and administrative expenses were 63.5% in the nine months ended May 31, 2020 compared to 34.6% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2020 and May 31, 2019
Retail Pharmacy International division’s adjusted operating income for the nine months ended May 31, 2020 decreased $420 million or 76.0% to $133 million. Adjusted operating income was positively impacted by 1.6 percentage points ($9 million) of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income was mainly due to lower retail sales in the UK including the impact of COVID-19.

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

	(in millions)
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Sales	$5,899	$5,865	$17,971	$17,311
Gross profit	509	527	1,548	1,549
Selling, general and administrative expenses	402	424	1,224	1,313
Equity earnings (loss) in AmerisourceBergen	243	(16)	284	105
Operating income	350	87	608	342
Adjusted operating income (Non-GAAP measure)[1]	271	265	735	710

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Sales	0.6	(1.7)	3.8	(0.7)
Gross profit	(3.4)	(1.9)	(0.1)	(2.6)
Selling, general and administrative expenses	(5.2)	2.9	(6.8)	7.9
Operating income	303.9	(51.1)	77.8	(33.6)
Adjusted operating income (Non-GAAP measure)[1]	2.0	2.6	3.5	(0.5)

Comparable sales2*	5.3	8.3	7.2	8.0

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Gross margin	8.6	9.0	8.6	9.0
Selling, general and administrative expenses	6.8	7.2	6.8	7.6

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

Sales for the three months ended May 31, 2020 and May 31, 2019
Pharmaceutical Wholesale division’s sales for the three months ended May 31, 2020 increased 0.6% to $5.9 billion. Sales were negatively impacted by 4.8 percentage points as a result of currency translation. Comparable sales increased 5.3%, led by the UK and Germany, reflecting higher sales in March, at the start of the COVID-19 pandemic, followed by a slowdown in April and May.

Operating income for the three months ended May 31, 2020 and May 31, 2019
Pharmaceutical Wholesale division’s operating income for the three months ended May 31, 2020 was $350 million, including a $243 million gain from the company’s equity earnings in AmerisourceBergen. This compared with operating income of $87 million in the year-ago quarter, including a $16 million loss from the company's equity earnings in AmerisourceBergen. Operating income was negatively impacted by $7 million as a result of currency translation.

Gross profit decreased 3.4% from the year-ago quarter. Gross profit was negatively impacted by 4.4 percentage points ($23 million) as a result of currency translation. Excluding the currency translation impact, the increase was primarily due to sales growth partially offset by lower gross margin.

Selling, general and administrative expenses decreased 5.2% from the year-ago quarter. Expenses were positively impacted by 3.9 percentage points ($16 million) as a result of currency translation. Excluding the currency translation impact, the decrease was primarily due to lower Transformational Cost Management expenses compared with the year-ago quarter. As a percentage of sales, selling, general and administrative expenses for the three months ended May 31, 2020 were 6.8% compared to 7.2% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2020 and May 31, 2019
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended May 31, 2020, which included $138 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 2.0% to $271 million. Adjusted operating income was negatively impacted by 3.0 percentage points ($8 million) as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily due to higher sales and a higher contribution from AmerisourceBergen, partially offset by lower gross margin. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2020 and May 31, 2019
Pharmaceutical Wholesale division’s sales for the nine months ended May 31, 2020 increased 3.8% to $18.0 billion. Sales were negatively impacted by 3.4 percentage points as a result of currency translation. Comparable sales increased 7.2%, led by growth in the UK and emerging markets.

Operating income for the nine months ended May 31, 2020 and May 31, 2019
Pharmaceutical Wholesale division’s operating income for the nine months ended May 31, 2020 increased 77.8% to $608 million primarily due to higher sales, a higher contribution from the Company's share of equity earnings from AmerisourceBergen and lower Transformational Cost Management expenses compared with the year-ago period, partially offset by lower gross margin. Operating income was negatively impacted by $10 million as a result of currency translation.

Gross profit decreased 0.1% from the year-ago period. Gross profit was negatively impacted by 2.9 percentage points ($45 million) as a result of currency translation. Excluding the currency translation impact, the increase was primarily due to sales growth partially offset by lower gross margin.

Selling, general and administrative expenses decreased 6.8% from the year-ago period. Expenses were positively impacted by 2.7 percentage points ($36 million) as a result of currency translation. Excluding the currency translation impact, the decrease was due to lower Transformational Cost Management expenses compared with the year-ago period. As a percentage of sales, selling, general and administrative expenses for the nine months ended May 31, 2020 were 6.8% compared to 7.6% in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2020 and May 31, 2019
Pharmaceutical Wholesale division’s adjusted operating income for the nine months ended May 31, 2020, which included $331 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 3.5% to $735 million. Adjusted operating income was negatively impacted by 1.6 percentage points ($11 million) as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily due to higher sales, and a higher contribution from AmerisourceBergen, partially offset by lower gross margin and higher selling, general and administrative expenses. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

	(in millions)
	Three months ended May 31, 2020
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$226	$(2,160)	$350	$—	$(1,584)
Impairment of goodwill and intangible assets	32	1,969	—	—	2,001
Transformational cost management	278	31	6	—	315
Acquisition-related amortization	77	16	19	—	112
Acquisition-related costs	66	—	1	—	68
LIFO provision	29	—	—	—	29
Store damage and inventory losses[1]	75	—	—	—	75
Store optimization	10	—	—	—	10
Adjustments to equity earnings (loss) in AmerisourceBergen	—	—	(105)	—	(105)
Adjusted operating income (loss) (Non-GAAP measure)	$792	$(143)	$271	$—	$919
1Store damage and inventory losses as a result of looting in the U.S. during May 2020.

	(in millions)
	Three months ended May 31, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$995	$119	$87	$1	$1,203
Transformational cost management	43	21	22	—	86
Acquisition-related amortization	82	25	20	—	127
Acquisition-related costs	80	—	—	—	80
LIFO provision	29	—	—	—	29
Store optimization	49	—	—	—	49
Adjustments to equity earnings (loss) in AmerisourceBergen	—	—	137	—	137
Certain legal and regulatory accruals and settlements	7	—	—	—	7
Adjusted operating income (Non-GAAP measure)	$1,286	$165	$265	$1	$1,717

	(in millions)
	Nine months ended May 31, 2020
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$2,037	$(1,984)	$608	$2	$662
Impairment of goodwill and intangible assets	32	1,969	—	—	2,001
Transformational cost management	414	90	20	—	524
Acquisition-related amortization	233	58	57	—	348
Acquisition-related costs	287	1	2	—	291
LIFO provision	90	—	—	—	90
Store damage and inventory losses[1]	75	—	—	—	75
Store optimization	49	—	—	—	49
Adjustments to equity earnings (loss) in AmerisourceBergen	—	—	47	—	47
Adjusted operating income (loss) (Non-GAAP measure)	$3,215	$133	$735	$2	$4,085
1Store damage and inventory losses as a result of looting in the U.S. during May 2020.

	(in millions)
	Nine months ended May 31, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$3,388	$389	$342	$1	$4,120
Transformational cost management	59	88	119	—	265
Acquisition-related amortization	237	76	59	—	373
Acquisition-related costs	228	—	—	—	228
LIFO provision	77	—	—	—	77
Store optimization	99	—	—	—	99
Adjustments to equity earnings (loss) in AmerisourceBergen	—	—	191	—	191
Certain legal and regulatory accruals and settlements	31	—	—	—	31
Adjusted operating income (Non-GAAP measure)	$4,119	$553	$710	$1	$5,384

	(in millions, except per share amounts)
	Three months ended May 31,		Nine months ended May 31,
	2020	2019	2020	2019
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	$(1,708)	$1,025	$83	$3,305

Adjustments to operating income (loss):
Impairment of goodwill and intangible assets	2,001	—	2,001	—
Transformational cost management	315	86	524	265
Acquisition-related amortization	112	127	348	373
Acquisition-related costs	68	80	291	228
LIFO provision	29	29	90	77

Store damage and inventory losses[1]	75	—	75	—
Store optimization	10	49	49	99
Adjustments to equity earnings (loss) in AmerisourceBergen	(105)	137	47	191
Certain legal and regulatory accruals and settlements	—	7	—	31
Total adjustments to operating income (loss)	2,504	515	3,423	1,264

Adjustments to other income (expense):
Impairment of equity method investment	71	—	71	—
Termination of option granted to Rite Aid	—	(173)	—	(173)
Gain on sale of equity method investment	—	—	(1)	—
Net investment hedging (gain) loss	(2)	8	(6)	10
Total adjustments to other income (expense)	69	(165)	64	(163)

Adjustments to income tax provision:
Equity method non-cash tax	53	(10)	52	9
U.S. tax law changes[2]	—	—	(6)	(3)
Tax impact of adjustments[3]	(184)	(50)	(361)	(189)
Total adjustments to income tax provision	(130)	(60)	(314)	(183)

Adjustments to post tax equity earnings from other equity method investments:
Adjustments to equity earnings in other equity method investments[4]	3	23	47	23
Total adjustments to post tax equity earnings from other equity method investments	3	23	47	23

Adjustments to net earnings (loss) attributable to noncontrolling interests:
Impairment of goodwill and intangible assets	(14)	—	(14)	—
Total adjustments to net earnings (loss) attributable to noncontrolling interests	(14)	—	(14)	—

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$723	$1,338	$3,288	$4,246

Diluted net earnings (loss) per common share (GAAP)[5]	$(1.95)	$1.13	$0.09	$3.55

Adjustments to operating income (loss)	2.86	0.56	3.87	1.36
Adjustments to other income (expense)	0.08	(0.18)	0.07	(0.17)
Adjustments to income tax provision	(0.15)	(0.07)	(0.35)	(0.20)
Adjustments to equity earnings in other equity method investments[4]	—	0.02	0.05	0.02
Adjustments to net earnings (loss) attributable to noncontrolling interests	(0.02)	—	(0.02)	—
Adjusted diluted net earnings per common share (Non-GAAP measure)[6]	$0.83	$1.47	$3.72	$4.56

Weighted average common shares outstanding, diluted (in millions)[6]	876.1	911.2	884.7	931.1

1Store damage and inventory losses as a result of looting in the U.S. during May 2020.
2Discrete tax-only items.
3Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments and the adjusted tax rate true-up.
4Beginning in the quarter ended May 31, 2019, management reviewed and refined its practice to reflect the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP measures in order to provide investors with a comparable view of performance across periods. These adjustments include acquisition-related amortization and acquisition-related costs and were immaterial for the prior periods presented. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.
5Due to the anti-dilutive effect resulting from the reported net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the quarterly calculation of weighted-average common shares outstanding for diluted EPS for the three months ended May 31, 2020. The impact of these potentially dilutive securities has been included in the calculation of weighted-average common shares outstanding for diluted EPS for the nine months ended May 31, 2020.
6Includes impact of potentially dilutive securities in the quarterly calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes for the three and nine months ended May 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $0.8 billion (including $0.2 billion in non-U.S. jurisdictions) as of May 31, 2020, compared to $0.8 billion (including $0.3 billion in non-U.S. jurisdictions) as of May 31, 2019. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds and AAA-rated money market funds.

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

Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the nine months ended May 31, 2020 was $3.4 billion, compared to $3.2 billion for the year-ago period. The $0.2 billion increase in cash provided by operating activities includes higher cash inflows from accrued expenses and other liabilities and accounts receivable partially offset by higher cash outflows from trade accounts payable and lower cash inflows from net earnings. Changes in accounts receivable, net and trade accounts payable are mainly driven by timing of collections and payments and working capital initiatives. Changes in accrued expenses and other liabilities are mainly driven by prior year cash payments for certain legal and regulatory settlements and timing of accruals.

Net cash used for investing activities was $0.7 billion for the nine months ended May 31, 2020 compared to $1.6 billion for the year-ago period. This change in net cash used for investing activities includes $0.6 billion in proceeds from sale-leaseback transactions for the nine months ended May 31, 2020. Business, investment and asset acquisitions were $0.3 billion for the nine months ended May 31, 2020 compared to $0.5 billion for the year-ago period.

For the nine months ended May 31, 2020, additions to property, plant and equipment were $962 million compared to $1.2 billion in the year-ago period. Capital expenditures by reporting segment were as follows (in millions):

	Nine months ended May 31,
	2020	2019
Retail Pharmacy USA	$746	$968
Retail Pharmacy International	171	202
Pharmaceutical Wholesale	44	76
Total	$962	$1,246

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Net cash used for financing activities for the nine months ended May 31, 2020 was $3.0 billion, compared to $1.6 billion in the year-ago period. In the nine months ended May 31, 2020 there were $16.5 billion in net proceeds primarily from revolving credit facilities described below and commercial paper debt compared to $10.6 billion in net proceeds in the year-ago period. In the nine months ended May 31, 2020 there were $16.9 billion in payments of debt made primarily for revolving credit facilities and commercial paper debt compared to $7.3 billion in nine months ended May 31, 2019. The Company repurchased shares as part of the stock repurchase program described below and to support the needs of the employee stock plans totaling $1.4 billion compared to $3.7 billion in the year-ago period. Proceeds related to employee stock plans were $40 million during the nine months ended May 31, 2020, compared to $156 million during the nine months ended May 31, 2019. Cash dividends paid were $1.3 billion during the nine months ended May 31, 2020, compared to $1.2 billion for the same period a year-ago.

The Company expects to fund its working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements and current cash and investment balances. The Company believes that these sources, and the ability to obtain other financing, if necessary, will provide adequate cash funds for the Company’s foreseeable working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. Additionally, the Company’s cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by COVID-19 and the resulting market volatility and instability.

As described in more detail below, during the three months ended May 31, 2020, the Company took actions intended to increase its cash position and preserve financial flexibility in light of COVID-19 and uncertainty in the global markets, including issuing $1.0 billion of 4.10% notes due 2050 and $0.5 billion of 3.20% notes due 2030. Additionally, the Company entered into several new credit facilities totaling $3.6 billion, increasing its total undrawn committed credit facilities to $12.4 billion as of May 31, 2020. The Company has total borrowings of approximately $3.3 billion outstanding under the credit facilities and commercial paper program described herein, of which $2.2 billion was commercial paper, as of May 31, 2020. For further information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see item 1A, risk factors in this report.

See item 3, qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase program
In June 2018, the Company authorized a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $7.8 billion as of May 31, 2020. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company announced that it is suspending activities under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.
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

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $2.6 billion and $2.6 billion at a weighted average interest rate of 2.33% and 3.08% for the nine months ended May 31, 2020 and May 31, 2019, respectively.

Financing actions
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. Borrowings under the August 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company's credit ratings. As of May 31, 2020, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

On November 30, 2018, the Company entered into a credit agreement with the lenders from time to time party thereto, on March 25, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “November 2018 Credit Agreement”) reflecting certain changes to the borrowing notice provisions thereto, and on April 2, 2020, the Company entered into a second amendment to the November 2018 Credit Agreement (such credit agreement as so further amended, the “Amended November 2018 Credit Agreement”), which second amendment became effective as of May 29, 2020. As of May 29, 2020, the $500 million revolving credit facility portion of the November 2018 Credit Agreement was converted into a term loan facility, such that the Amended November 2018 Credit Agreement consists of a $1.0 billion senior unsecured term loan facility. The facility termination date is the earlier of (a) May 29, 2021 and (b) the date of acceleration of all loans under the Amended November 2018 Credit Agreement pursuant to its terms. Borrowings under the Amended November 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 1.25% in the case of Eurocurrency rate loans and 0.125% in the case of alternative base rate loans. As of May 31, 2020, there were $1.0 billion of borrowings outstanding under the Amended November 2018 Credit Agreement.

On December 5, 2018, the Company entered into a $1.0 billion term loan credit agreement with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “December 2018 Credit Agreement”) to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. On April 2, 2020, the Company amended and restated the December 2018 Credit Agreement (such credit agreement as so amended and restated, the “A&R December 2018 Credit Agreement”).
The A&R December 2018 Credit Agreement governs a $2.0 billion senior unsecured revolving credit facility, consisting of the initial $1.0 billion senior unsecured revolving facility (the “Initial Facility”) previously governed by the December 2018 Credit Agreement and a new $1.0 billion senior unsecured revolving credit facility (the “New Facility”). The facility termination date is the earlier of (a) January 29, 2021 (the “Initial Maturity Date”) (which date shall be extended to February 26, 2021 or July 31, 2021 pursuant to the terms of the A&R December 2018 Credit Agreement if the Company extends the maturity date of certain of its existing credit agreements or enters into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the A&R December 2018 Credit Agreement) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the A&R December 2018 Credit Agreement. Borrowings under the A&R December 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of (i) in the case of the Initial Facility from April 2, 2020 through and including the Initial Maturity Date, 0.75% in the case of Eurocurrency rate loans and 0.00% in the case of alternate base rate loans and (ii) in the case of the New Facility and the Initial Facility after the Initial Maturity Date, 1.50% in the case of Eurocurrency rate loans and 0.50% in the case of alternate base rate loans. As of May 31, 2020, there were no borrowings outstanding under the A&R December 2018 Credit Agreement.

On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. The December 2018 Revolving Credit Agreement is a senior unsecured revolving credit facility with a facility termination date of the earlier of (a) 18 months following January 28, 2019, the date of the effectiveness of the commitments pursuant to the December 2018 Revolving Credit Agreement, subject to extension thereof pursuant to the December 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the December 2018 Revolving Credit Agreement. Borrowings under the December 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.75% in the case of Eurocurrency rate loans. As of May 31, 2020, there were $0.1 billion of borrowings outstanding under the December 2018 Revolving Credit Agreement.

On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364- Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. On December 18, 2019, the Company entered into an Extension Agreement (the

“Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extends the Maturity Date (as defined in the January 2019 364-Day Revolving Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020. Borrowings under the January 2019 364-Day Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of May 31, 2020, there were no borrowings outstanding under the January 364-Day Revolving Credit Agreement.

On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. Borrowings under each of the August 2019 Revolving Credit Agreements will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.95% in the case of Eurocurrency rate loans. As of May 31, 2020, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements.

The Company entered into a $750 million revolving credit agreement on April 1, 2020 (the “April 2020 Revolving Bilateral Credit Agreement”) and a $1.325 billion revolving credit agreement on April 2, 2020 (the “April 2020 Revolving Club Credit Agreement” and together with the April 2020 Revolving Bilateral Credit Agreement, the “Other April 2020 Revolving Credit Agreements”) with the lenders from time to time party thereto. Each of the Other April 2020 Revolving Credit Agreements is a senior unsecured revolving credit facility, with a facility termination dates of the earlier of (a) March 31, 2021 (which date shall be shortened pursuant to the terms of the applicable Other April 2020 Revolving Credit Agreement if the Company does not extend the maturity date of certain of its existing credit agreements or enter into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the applicable April 2020 Revolving Credit Agreement) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable Other April 2020 Revolving Credit Agreement. Borrowings under the Other April 2020 Revolving Credit Agreements will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the Eurocurrency rate or the alternate base rate, plus an applicable margin of 1.25% in the case of Eurocurrency rate loans. As of May 31, 2020, there were no borrowings outstanding under the Other April 2020 Revolving Credit Agreements.

On April 7, 2020, the Company entered into a $500 million revolving credit agreement (the “April 7, 2020 Revolving Credit Agreement”) with WBA Financial Services Limited, a private limited company incorporated under the laws of England and Wales (“WBAFSL”), and the lenders from time to time party thereto. The April 7, 2020 Revolving Credit Agreement is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) 364-days from April 7, 2020 and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the April 7, 2020 Revolving Credit Agreement. The Company and WBAFSL will be the borrowers under the April 7, 2020 Revolving Credit Agreement. Pursuant to the terms of the April 7, 2020 Revolving Credit Agreement, the Company will provide a guarantee of any obligations of WBAFSL under the April 7, 2020 Revolving Credit Agreement. Borrowings under the April 7, 2020 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the Eurocurrency rate or the alternate base rate, plus an applicable margin of 1.50% in the case of Eurocurrency rate loans. As of May 31, 2020, there were no borrowings outstanding under the April 7, 2020 Revolving Credit Agreement.

On April 15, 2020, the Company issued in an underwritten public offering $0.5 billion of 3.20% notes due 2030 and $1.0 billion of 4.10% notes due 2050. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses were $13.3 million.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of May 31, 2020, the Company was in compliance with all such applicable covenants.

Credit ratings
As of July 8, 2020, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term debt rating	Commercial paper rating	Outlook
Fitch	BBB-	F3	Stable
Moody’s	Baa2	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

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

AmerisourceBergen relationship
As of May 31, 2020, the Company owned 56,854,868 AmerisourceBergen common shares representing approximately 28% of the outstanding common stock based on most recent share count publicly reported by AmerisourceBergen and had designated one member of AmerisourceBergen’s board of directors. As of May 31, 2020, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See note 5, equity method investments, to the Consolidated Condensed Financial Statements included herein for further information.

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

At May 31, 2020, the Company had $38 million of guarantees outstanding and no amounts issued under letters of credit.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes, outside of the ordinary course of business, in the Company's outstanding contractual obligations disclosed in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2019.

CRITICAL ACCOUNTING POLICIES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include goodwill and indefinite-lived intangible asset impairment, business combinations, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes.

For a discussion of our significant accounting policies, please see the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2019. See note 17, new accounting pronouncements, for additional information. The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies disclosed in, and should be read in conjunction with, the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

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

During the three months ended May 31, 2020, the Company completed a quantitative impairment analysis for goodwill and certain indefinite-lived intangible assets related to its two reporting units within Retail Pharmacy International division, Boots and Other international, as a result of the significant impact of COVID-19 on their financial performance. Based on this analysis, the Company recorded impairment charges of $1.7 billion on Boots goodwill and $0.3 billion on certain indefinite-lived Boots tradename assets.

As of May 31, 2020, Other international reporting unit's fair value was in excess of its carrying value by approximately 6% compared to 16% based on the June 1, 2019 valuation date. The fair values of the indefinite-lived tradename intangibles within the Boots reporting unit exceeded their carrying value amounts ranging from approximately 2.5% to approximately 26.5%, except for certain Boots tradename assets impaired during the three months ended May 31, 2020 and pharmacy licenses impaired during the year ended August 31, 2019. As of May 31, 2020, the carrying values of goodwill were $1.0 billion and $0.5 billion for Boots reporting unit and Other international reporting unit, respectively. As of May 31, 2020, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $6.7 billion.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the potential impacts on our business of the spread and impact of COVID-19, the expected execution and effect of our business strategies, our cost-savings and growth initiatives, pilot programs, strategic partnerships and initiatives, and restructuring activities and the amounts and timing of their expected impact and delivery of estimated cost savings, our amended and restated asset purchase agreement with Rite Aid and the transactions contemplated thereby and their possible timing and effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins and reimbursement rates, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “pilot,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “transform,” “accelerate,” “model,” “long-term,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “upcoming,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, risks relating to the spread and impact of COVID-19, including the adverse impact on the global economy as well as our business, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, the inherent risks, challenges and uncertainties associated with forecasting financial results of large, complex organizations in rapidly evolving industries, particularly over longer time periods, and during periods with increased volatility and uncertainties, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, circumstances that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs and charges associated with restructuring initiatives, including the Transformational Cost Management Program and Store Optimization Program, will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, including the Transformational Cost Management Program and Store Optimization Program, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, risks relating to looting and vandalism in regions in which we operate and the scope and magnitude of any property damage, inventory loss or other adverse impacts, risks related to pilot programs and new business initiatives and ventures generally, including the risks that anticipated benefits may not be realized, changes in management’s plans and assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets, credit ratings and interest rates, the risks relating to the terms, timing and magnitude of any share repurchase activity, the risks associated with international business operations, including the risks associated with the withdrawal of the United Kingdom from the European Union and international trade policies, tariffs, including tariff negotiations between the United States and China, and relations, the risks associated with cybersecurity or privacy breaches related to customer information, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms and the associated impacts on volume and operating results, risks related to competition including changes in market dynamics, participants, product and service offerings, retail formats and competitive positioning, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the asset acquisition from Rite Aid, the risks associated with the integration of complex businesses, the impact of regulatory restrictions and outcomes of legal and regulatory matters and risks associated with changes in laws, including those related to the December 2017 U.S. tax law changes, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A, Risk factors, in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2019, in Item 1A. "Risk factors" in this report and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

The Chief Executive of the UK Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer compel LIBOR panel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis will not be guaranteed after 2021. Moreover, it is possible that LIBOR may be discontinued prior to the end of 2021. Certain of our credit facilities provide that, under certain circumstances set forth in such credit facilities, we and the administrative agent may amend the applicable credit facility to replace LIBOR with an alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar syndicated credit facilities in the U.S. market for alternative benchmarks. Such alternative benchmark rate could include the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York

Information regarding the Company's transactions are set forth in note 8, financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On May 31, 2020, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of May 31, 2020, by approximately $27 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

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

Changes in internal control over financial reporting
In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to its systems and processes that are intended to enhance such controls and increase efficiency while maintaining an effective internal control environment. Changes may include such activities as updating existing systems, automating manual processes, standardizing controls and modifying monitoring controls.

As a result of COVID-19, a significant portion of our global workforce, including employees and extended workforce, rapidly shifted to a primarily work from home environment beginning in March 2020. While our controls were not developed and designed to facilitate or accommodate this shift, we have evaluated and concluded that these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting during the most recent quarter.

As we transform our business processes, we continue to make strategic changes in how we perform certain key business functions. These changes include the continued leveraging of extended workforces via third-party outsource arrangements as well as our continued implementation of new information systems. Specifically, the Company is currently implementing a new enterprise resource planning (ERP) system. This project is a multi-year initiative and is intended to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. These initiatives are not being implemented in response to any identified internal control deficiency or weakness. As these changes occur, we will evaluate quarterly whether such changes materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended May 31, 2020 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. "Risk factors" in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2019, as amended and supplemented by the risk factors set forth below, which could materially affect our business, financial condition or future results. COVID-19 amplifies and exacerbates many of the risks we face in our business operations, including those discussed in our fiscal 2019 Form 10-K. Due to the unprecedented nature of the pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.

Our business operations, results of operations, cash flows and financial position have been and will in the future be adversely impacted by COVID-19, and the duration and extent to which it will impact our business operations, results of operations, cash flows and financial position remains uncertain.

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported. The World Health Organization declared COVID-19 a "Public Health Emergency of International Concern" on January 30, 2020 and a global pandemic on March 11, 2020. COVID-19 has severely impacted, and is expected to continue to severely impact, the economies of the U.S., the UK and other countries around the world. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, all of which have adversely affected and may continue to adversely affect our industries and our business operations. While we have taken numerous steps intended to mitigate the impact of the pandemic on us, there can be no assurance that such steps will be successful or that our business operations, results of operations, cash flows and financial position will not be materially and adversely affected by the consequences of the pandemic.

The extent to which COVID-19 impacts us will depend on numerous evolving factors and future developments that we are not able to predict or control, including but not limited to:

•the severity and duration of the pandemic, including whether there is a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate;
•the duration, degree and effectiveness of governmental, business or other actions in response to the pandemic, including but not limited to quarantine, shelter-in-place, social distancing and face mask measures; restrictions on or changes to our operations up to and including complete or partial closure of our stores, facilities and distribution centers; economic measures; access to unemployment compensation; stimulus payments and other fiscal policy changes; or additional measures that may yet be effected;
•the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19;
•the pace and extent of the easing or removal of restrictions on our business and our customers when the pandemic subsides, which is expected to be incremental over time and may vary materially among the different regions and markets we serve;
•evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;
•the impact of the pandemic on economic activity and the pace and extent of recovery when the pandemic subsides, which may vary materially among the different regions and markets we serve;
•the extent and duration of the effect on consumer confidence, economic well-being, spending, customer demand, buying patterns and shopping behaviors, including spend on discretionary categories, which often include higher margin products, and increased utilization of online sales channels, both during and after the pandemic;

•the health of and the effect on our team members and our ability to meet staffing needs in our stores, distribution facilities, wholesale operations, corporate offices and other critical functions, including if team members are quarantined as a result of exposure;
•the impacts - financial, operational and otherwise - on our distribution channels and supply chain, including manufacturers and suppliers of products we sell and logistics and transportation providers, and on our other strategic partners and service providers, including the ability of these third parties to pay amounts owed to us timely or in full or to remain in business;
•consequences on our business performance and strategic initiatives stemming from the substantial investment of time and other resources to the pandemic response;
•the incremental costs of doing business during and/or after the pandemic;
•volatility or disruptions in the credit and financial markets during and after the pandemic;
•any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions;
•the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners, among others;
•changes to, and modifications of, business practices and internal policies and procedures, including in response to regulatory changes as a result of COVID-19;
•increased cyber security risks, including as a result of our team members, and employees of our business partners, vendors, suppliers and other third parties with which we do business, working remotely;
•the impact of regulatory and judicial changes in liability for workers compensation and potential increases in insurance costs, medical claims costs and workers’ compensation claim costs;
•the impact of litigation or claims from customers, employees, suppliers, regulators or other third parties relating to COVID-19 or our actions in response thereto;
•the potential reputational harm to our brands if we fail to appropriately respond, or are perceived to have inadequately responded, to risks relating to COVID-19;
•the rapidly changing and fluid circumstances caused by the pandemic and our ability to respond quickly enough or appropriately to those circumstances; and
•the long-term impacts of the pandemic on the global economy, trade relations, consumer behavior, our industry and our business operations.

The above factors and uncertainties, or others of which we are not currently aware, may result in material adverse impacts to our business, results of operations, cash flows and financial condition. In addition, we cannot predict with certainty the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material adverse effect on these parties could materially and adversely impact us.

In addition, COVID-19 has subjected our businesses to a number of risks, including, but not limited to those discussed below.

We have incurred and continue to incur additional costs related to efforts to protect the health and well-being and meet the needs of our customers and team members, including expanding the use of drive-thru locations in the United States, providing additional cleaning materials for our stores and other facilities, and focusing on home delivery and digital services to connect with our customers. In addition, we have enhanced certain employee benefits. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. COVID-19 has also caused supply chain disruption which has resulted in higher supply chain costs to replenish inventory in our stores and distribution centers and such increased costs in our supply chain are likely to continue. Furthermore, we have experienced restricted stock availability in a number of key categories, and while we have significantly increased our purchases across many key categories, we may face delays or difficulty sourcing certain products which could negatively impact us.

Further, our management is focused on mitigating COVID-19, which has required and will continue to require, a substantial investment of time and resources across our enterprise and could delay other value added services. For example, during the three months ended May 31, 2020, we refocused certain resources from our Transformational Cost Management Program to work on COVID-19 impacts, delayed the roll out of certain growth initiatives and selectively delayed investments in certain planned initiatives. Additionally, many of our employees transitioned to remote working arrangements as a result of the pandemic, which has amplified our already extensive reliance on computer systems and on our continued need for unimpeded access to the Internet to use those systems. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. We have also had to temporarily alter other parts of our operations during COVID-19, including adjusting our in-

store returns process, establishing protocols for customer traffic, reducing store hours, and, in some locations, restricting access to “non-essential” sections of our stores due to emergency state or local operating restrictions. Those temporary alterations to our operations have adversely affected, and may continue to negatively affect, the customer experience, sales, and our results from operations.

In an effort to strengthen our liquidity position while navigating COVID-19, we have taken a number of proactive steps since April 1, 2020, including the issuance of $1.5 billion of long-term debt, entering into approximately $3.6 billion of new revolving credit facilities (including a $0.5 billion credit facility the Company entered into as a co-borrower and guarantor with one of its subsidiaries) and extending a $1.0 billion facility scheduled to mature in May 2020 to May 2021. The increased debt levels have increased our interest expense costs. Further, the financial and credit markets have experienced and may continue to experience significant volatility and turmoil. Our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and our credit ratings. If the impacts of the pandemic continue to create disruptions or turmoil in the credit or financial markets, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt or other sources of external liquidity.

Although our current accounting estimates contemplate current and expected future conditions, as applicable, actual conditions could differ from our expectations, which could adversely affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of COVID-19, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable, excess and obsolete inventory, or a decrease in the carrying amount of our deferred tax assets, which could be material. During the three months ended May 31, 2020, the Company completed a quantitative impairment analysis for goodwill and certain indefinite-lived intangible assets related to its two reporting units within Retail Pharmacy International division, and based on this analysis, recorded impairment charges of $1.7 billion on Boots goodwill and $0.3 billion on certain indefinite-lived Boots tradename assets. See note 6, goodwill and other intangible assets, to the Consolidated Financial Statements and Management’s discussion and analysis of financial condition and results of operations above for additional information.

The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, technology systems disruption, supply chain disruptions, labor availability, litigation and legal proceedings, and regulatory requirements and proceedings, any of which could have a material adverse effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

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

Many of these factors are subject to change based on changes in political, economic and regulatory influences. For example:

•Our Retail Pharmacy International and Pharmaceutical Wholesale divisions have substantial operations in the United Kingdom and other member countries of the European Union. In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which resulted in the United Kingdom leaving the European Union on January 31, 2020. Since the referendum, there have been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the United Kingdom and many of the risks and uncertainties described above have been and may continue to be exacerbated. There is now a transition period until December 31, 2020 in which the United Kingdom and European Union are to negotiate a new trading relationship for goods and services. Failure to complete negotiations by the implementation deadline of December 31, 2020 could result in the United Kingdom reverting to undesirable and adverse trade agreements with the European Union. Given the complexity and uncertainty surrounding the withdrawal and related negotiations, including with respect to terms of trade and customs, there can be no assurance regarding the terms, timing or consummation of any such arrangements. The withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Further, uncertainty around and developments regarding these and related issues has contributed to deteriorating market conditions and could further adversely impact consumer and investor confidence and the economy of the United Kingdom and the economies of other countries in which we operate and cause significant volatility in currency exchange rates; and

•Many of the products we sell are manufactured in whole or in part outside of the United States. In some cases, these products are imported by others and sold to us. In the United States, the Presidential Administration has discussed, and in some cases implemented, changes with respect to certain tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries. For example, concerns regarding trade relations between the United States and China have escalated during fiscal 2019 and discussions have continued through the date of this report, as both countries imposed significant tariffs on the importation of certain product categories. As a significant portion of our retail products are sourced from China, the imposition on the United States of these and any additional new tariffs on certain goods imported from China have adversely affected costs and could impact the profitability of retail product sales in our Retail Pharmacy USA division. While it is not possible to predict whether or when any additional changes will occur or what form they may take, significant changes in tax or trade policies, tariffs or trade relations between the United States and other countries could result in significant increases in our costs, restrict our access to certain suppliers and adversely impact economic activity. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in United States’ trade policy and regulations.

There can be no assurance that any or all of these developments will not have a material adverse effect on our business operations, results of operations and financial condition.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended May 31, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program[1]
03/01/20 - 03/31/20	3,317,830	$46.46	3,317,830	$2,525,530,266
04/01/20 - 04/30/20	3,635,918	43.65	3,635,918	2,366,791,202
05/01/20 - 05/31/20	3,609,303	41.02	3,609,303	2,218,686,795
	10,563,051	$43.64	10,563,051	$2,218,686,795

1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 5. Other information

On July 8, 2020, the Company announced that it will invest $1.0 billion in equity and convertible debt in VillageMD over the next three years, including a $250 million equity investment completed on July 8, 2020, subject to the terms of the agreement. The Company and VillageMD also announced plans to open 500 to 700 “Village Medical at Walgreens” physician-led primary care clinics in more than 30 U.S. markets in the next five years. The Company will continue to account for its equity investment in VillageMD using the equity method of accounting. The foregoing disclosure is included in this report instead of in a Form 8-K under Item 8.01 (Other Information).

Please refer to the disclosure under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Transformational Cost Management Program” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for updated information regarding the Transformational Cost Management Program. Such disclosure amends and updates the 8-K Item 2.05 and Item 2.06 disclosure included in Part II, Section 5 of the Company’s Quarterly Report on Form 10-Q filed on December 20, 2018, as amended and supplemented by the Current Report on Form 8-K filed on August 6, 2019. The Company's analysis is preliminary and therefore is subject to change. Actual amounts and timing may vary materially based on various factors. See "cautionary note regarding forward-looking statements" above.

On July 7, 2020, the Compensation and Leadership Performance Committee of the Company’s Board of Directors approved an extension of the Assignment Agreement of Alex Gourlay, a copy of which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
4.1	Form of 3.200% Notes due 2030.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.

4.2	Form of 4.100% Notes due 2050.	Incorporated by reference to Exhibit 4.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.
10.1	Revolving Credit Agreement, dated as of April 1, 2020, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.2	Revolving Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.3	Amendment No. 2 to Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc. and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lender.	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.4	Amended and Restated Revolving Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as administrative agent and sole lender.	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.5	Revolving Credit Agreement, dated as of April 7, 2020, by and among Walgreens Boots Alliance, Inc., WBA Financial Services Limited, the lenders from time to time party thereto and HSBC Bank plc, as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 7, 2020.
10.6*	Extension, dated as of July 1, 2020, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statement of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: July 9, 2020	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
(Principal Financial Officer)

Dated: July 9, 2020	/s/ Heather Dixon
Heather Dixon
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)