Form 10-K
period 2020-08-31
Walgreens Boots Alliance, Inc.
filed 2020-10-15
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ____________ to ___________
Commission file number 001-36759

WALGREENS BOOTS ALLIANCE, INC.
(Exact name of registrant as specified in its charter)
Delaware	47-1758322
(State of incorporation)	(I.R.S. Employer Identification No.)
108 Wilmot Road, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (847) 315-3700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WBA	The Nasdaq Stock Market LLC
2.875% Walgreens Boots Alliance, Inc. notes due 2020	WBA20	The Nasdaq Stock Market LLC
3.600% Walgreens Boots Alliance, Inc. notes due 2025	WBA25	The Nasdaq Stock Market LLC
2.125% Walgreens Boots Alliance, Inc. notes due 2026	WBA26	The Nasdaq Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☑
As of February 29, 2020, the aggregate market value of Walgreens Boots Alliance, Inc. common stock held by non-affiliates (based on the closing transaction price on Friday, February 28, 2020) was approximately $33.5 billion.
As of September 30, 2020, there were 865,915,666 shares of Walgreens Boots Alliance, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our Annual Meeting of Stockholders planned to be held on January 28, 2021 are incorporated by reference into Part III of this Form 10-K as indicated herein.

Walgreens Boots Alliance, Inc.
Annual Report on Form 10-K

On December 31, 2014, Walgreens Boots Alliance, Inc. became the successor of Walgreen Co. (“Walgreens”) pursuant to a merger to effect a reorganization of Walgreens into a holding company structure (the “Reorganization”), with Walgreens Boots Alliance, Inc. becoming the parent holding company.

References in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries from and after the effective time of the Reorganization on December 31, 2014 and, prior to that time, to the predecessor registrant Walgreens and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to “fiscal 2020” refer to our fiscal year ended August 31, 2020.

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

PART I
Item 1.  Business

Overview
Walgreens Boots Alliance, Inc., a Delaware corporation (“Walgreens Boots Alliance”), is a global leader in retail and wholesale pharmacy, touching millions of lives every day through dispensing and distributing medicines, and through its convenient retail locations, digital platforms and health and beauty products with sales of $139.5 billion in the fiscal year ended August 31, 2020. The Company has more than 100 years of trusted healthcare heritage and innovation in community pharmacy and pharmaceutical wholesaling. Walgreens Boots Alliance's purpose is to help people across the world lead healthier and happier lives. Walgreens Boots Alliance is proud of its contributions to healthy communities, a healthy planet, an inclusive workplace and a sustainable marketplace.

Walgreens Boots Alliance is the largest retail pharmacy, health and daily living destination across the United States and Europe. Walgreens Boots Alliance and the companies in which it has equity method investments together have a presence in more than 251 countries and employ more than 450,0001 people. The Company is a global leader in retail and wholesale pharmacy and, together with the companies in which it has equity method investments, has over 21,0001 stores in 111 countries as well as one of the largest global pharmaceutical wholesale and distribution networks, with over 4251 distribution centers delivering to more than 250,0002 pharmacies, doctors, health centers and hospitals each year in more than 201 countries. In addition, Walgreens Boots Alliance is one of the world’s largest purchasers of prescription drugs and many other health and well-being products. The Company’s size, scale and expertise will help us to expand the supply of, and address the rising cost of, prescription drugs in the United States and worldwide.

We provide customers with convenient, omni-channel access through our portfolio of retail and business brands includes Walgreens, Duane Reade, Boots and Alliance Healthcare, as well as increasingly global health and beauty product brands, such as No7, NICE!, Soap & Glory, Liz Earle, Finest Nutrition, Botanics, Well Beginnings, Sleek MakeUP and YourGoodSkin. Our global brands portfolio is enhanced by our in-house product research and development capabilities. We seek to further drive innovative ways to address global health and wellness challenges. Our strategic partnerships with some of the world’s leading companies enable us to extend our healthcare solutions and convenience offering to the communities we serve, which we refer to as our “strategic partner strategy.” We believe we are well positioned to expand customer offerings in existing markets and become a health and well-being partner of choice in emerging markets. Additionally, through our strategic partnerships, we will be able to dramatically enhance Walgreens Boots Alliance's marketing effectiveness and power the Company's strategic initiative around mass personalization - delivering the right offers and content to our customers.

Walgreens Boots Alliance was incorporated in Delaware in 2014 and is the successor of Walgreen Co., an Illinois corporation, which was formed in 1909 as a successor to a business founded in 1901. Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015. Our common stock trades on the Nasdaq Stock Market under the symbol “WBA”.

1    As of August 31, 2020.
2    Over 12 - month period ending August 31, 2020.

Estimated COVID-19 impacts and uncertainties

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. COVID-19 has severely impacted, and is expected to continue to impact, the economies of the U.S., the UK and other countries around the world. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, all of which have adversely affected and may continue to adversely affect our industries and our business operations. Further, financial and credit markets have experienced and may again experience volatility and turmoil. Policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, temporary closure or reduced hours of operation of certain store locations in U.S., UK and other countries, reduced customer traffic and sales in our retail pharmacies and the adoption of work-from-home policies.

COVID-19 adversely affected global economic conditions in fiscal 2020 and the Company expects this will continue into fiscal 2021 and possibly longer. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business. As COVID-19 impacts the economies of the U.S. and other countries around the world, the Company has put preparedness plans in place at our facilities to maintain continuity of our operations, while also taking steps to keep our team members healthy and safe.

We continue to closely monitor the impact of COVID-19 on our business and geographies, including how it is impacting our customers, team members, suppliers, vendors, business partners and distribution channels. However, the future impact that COVID-19 will have on our financial position and operating results may be affected by numerous uncertainties, including the severity of the virus, the duration of the outbreak, governmental, business or other actions, impacts on our supply chain, the effect on customer demand, store closures or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our stores, distribution facilities, wholesale operations and other critical functions cannot be predicted and is vital to our operations. The impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. Further, additional waves of COVID-19 in fiscal 2021 or beyond would cause many of the impacts described herein to return or be exacerbated. In addition, we cannot predict with certainty the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners; however, any material effect on these parties could adversely impact us.

For further information, please see item 1A, risk factors in this report, which is incorporated herein by reference. The Company’s current expectations described above are forward-looking statements and our actual results may differ. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements” in item 7 and in item 1A, risk factors, in this report.

Recent Transactions
In fiscal 2020, as part of our strategic partnership strategy, the Company has announced several strategic partnerships and alliances with other leaders in the technology, health and retail sectors. These strategic partnerships, initiatives and alliances are designed to complement and enhance our customer offerings.

On July 8, 2020, the Company entered into an agreement with VillageMD to invest $1.0 billion in equity and convertible debt over the next three years, including a $250 million equity investment completed on July 8, 2020, subject to the terms of the agreement. The Company and VillageMD plan to open 500 to 700 “Village Medical at Walgreens” physician-led primary care clinics in more than 30 U.S. markets in the next five years. The Company will continue to account for its equity investment in VillageMD using the equity method of accounting. It is anticipated, assuming full conversion of the debt, that the Company will hold an approximately 30% ownership interest in VillageMD at the completion of the investment.

On December 12, 2019, the Company entered into an agreement with McKesson Corporation to combine their respective pharmaceutical wholesale businesses in Germany. The Company will have a 70% controlling equity interest in the joint venture and McKesson will have a 30% ownership interest. The new joint venture is expected to drive greater economies of scale in the German pharmaceutical wholesale market. The transaction is expected to close in early fiscal 2021.

On September 19, 2017, the Company announced that it had secured regulatory clearance for an amended and restated asset purchase agreement to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid Corporation (“Rite Aid”) for $4.375 billion in cash and other consideration. Consideration included cash of $4,157 million and the fair value of the option granted to Rite Aid to become a member of the Company’s group purchasing organization, Walgreens Boots Alliance Development GmbH. During fiscal 2019, this option was terminated resulting in recognition of a gain in other income (expense).The purchases of these stores occurred in waves during fiscal 2018 and have been accounted for as business combinations. The transition of the first distribution center and related inventory occurred in fiscal 2019 and the transition of the remaining two distribution centers and related inventory were completed in fiscal 2020.

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

As of August 31, 2020, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 28% of the outstanding AmerisourceBergen common stock and has designated one member of AmerisourceBergen’s board of directors. As of August 31, 2020, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

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

The Company expects that market demand, government regulation, third-party reimbursement policies, government contracting requirements and other pressures will continue to cause the industries in which the Company competes to evolve. Pharmacists are on the frontlines of the healthcare delivery system, and the Company believes rising healthcare costs and the limited supply of primary care physicians present opportunities for pharmacists and retail pharmacies to play an even greater role in driving positive outcomes for patients and payers through expanded service offerings.

Segments
Our operations are organized into three divisions, which are also our reportable segments:

•Retail Pharmacy USA;
•Retail Pharmacy International; and
•Pharmaceutical Wholesale.

For fiscal 2020, our segment sales were: Retail Pharmacy USA, $107.7 billion; Retail Pharmacy International, $10.0 billion; and Pharmaceutical Wholesale, $24.0 billion. Additional information relating to our segments is included in management’s discussion and analysis of financial condition and results of operations in part II, item 7 below and in note 16, segment reporting and note 17, sales, to our Consolidated Financial Statements included in part II, item 8 below, which information is incorporated herein by reference.

Retail Pharmacy USA
The Retail Pharmacy USA division (excluding equity method investments) has pharmacy-led health and beauty retail offerings in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, each focused on helping people feel happy and healthy. The Company operated 9,021 retail stores in the division as of August 31, 2020. The principal retail pharmacy brands in the division are Walgreens and Duane Reade. The Company is a market leader in the United States and, as of August 31, 2020, approximately 78% of the population of the United States lived within five miles of a Walgreens and Duane Reade retail pharmacy.

The Company is focused on creating a neighborhood health destination and a more modern pharmacy aligned to a wider range of healthcare services. Significant investments in fiscal 2021 are expected to accelerate the Company's customer-centric approach, with specific focus on transforming omni-channel capabilities and offerings across retail and healthcare. The Company’s services help improve health outcomes for patients and manage costs for payers, including employers, managed care organizations, health systems, PBM companies and the public sector. The Company utilizes its retail network as a channel to provide health and wellness services to its customers and patients, as illustrated by the Company’s ability to play a significant role in providing flu vaccines and other immunizations. Additionally, through our strategic partnership strategy, our key collaborations aim to develop new health care delivery models and to improve access to advanced healthcare technologies and solutions. We have taken further steps to develop our neighborhood health destinations, working with our strategic partners such as VillageMD to provide an integrated primary care and pharmacy model that aims to drive better health outcomes, reduce costs and provide a differentiated patient experience to the communities we serve.

The Company also provides specialty pharmacy and mail services, and offers other health and wellness services throughout the United States, most of which are operated by our healthcare strategic partners. The Company has more than 85,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

The division provides customers with convenient, omni-channel access to consumer goods and services, including own branded general merchandise, such as Well at Walgreens, NICE!, No7, and Soap & Glory, as well as pharmacy and health and wellness services in communities across the United States. Integrated with the Company’s e-commerce platform, the Walgreens mobile application allows customers to refill prescriptions through scan technology, receive notifications when a refill is due and choose their delivery option, which includes in-store pick up, drive-thru or delivery to their home. The Walgreens Find Care platform also includes telehealth service providers, connecting patients and customers with options to access convenient and affordable care from their mobile devices. Additionally, the Company has expanded the retail functionality of its mobile application, such as extending drive-thru service to include retail products and curbside collection for online orders. The division is also implementing new approaches to promotions, product selection and other areas to deliver greater value to its customers in its stores, including through an enhanced beauty offering.

The components of the division’s sales are Pharmacy (the sale of prescription drugs and provision of pharmacy-related services) and Retail (the sale of healthcare and retail products including non-prescription drugs, health and wellness, beauty and personal care, and consumables and general merchandise). The division’s sales are subject to the influence of seasonality, particularly the cough, cold and flu seasons and winter holiday. This seasonality also can affect the division’s proportion of sales between Retail and Pharmacy during certain periods. The components of the division’s fiscal year sales were as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Pharmacy	75%	74%	72%
Retail	25%	26%	28%
Total	100%	100%	100%

The Company filled 818.0 million prescriptions (including immunizations) in the division in fiscal 2020. Adjusted to 30-day equivalents, prescriptions filled were 1.2 billion in fiscal 2020. The Company fills prescriptions under Medicare, Medicaid and other publicly financed or sponsored health benefit and prescription drug plans and programs, including the federal 340B drug pricing program. Sales where reimbursement is received from managed care organizations, governmental agencies, PBM companies and private insurance were approximately 97% of the division’s fiscal 2020 Pharmacy sales.

The Company fills prescriptions for many state Medicaid public assistance programs. Sales from all such Medicaid plans were approximately 4% of the division’s fiscal 2020 sales. Sales from Medicare Part D plans were approximately 20% of the division’s fiscal 2020 sales.

The Company’s U.S. loyalty program, Balance® Rewards, is designed to reward its most valuable customers and encourage shopping in stores and online. Balance® Rewards members receive special pricing on select products and earn everyday rewards points for purchasing most merchandise that can be instantly redeemed in store or through walgreens.com. As of August 31, 2020, the number of active Balance® Rewards members totaled approximately 86 million. For this purpose, an active member is defined here as someone who has used their card in the last six months. In fiscal 2021, we plan to launch the new myWalgreens initiative to provide a new interface for customers to access the enhanced and growing Walgreens digital offering. The new program will greatly simplify how customers accumulate and can use rewards. Points will be replaced by Walgreens Cash, reflecting the actual value of the reward and allowing the cash benefit to be applied as the customer chooses, not just to future transactions at Walgreens but even in support of their favorite charity or community cause.

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

The Company continuously faces reimbursement pressure from PBM companies, government, health maintenance organizations, managed care organizations and other commercial third-party payers; agreements with these payers are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and the Company’s reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. The Company experienced lower reimbursement rates in fiscal 2020 as compared to the same period in the prior year. The Company expects these pressures to continue.

The Company has also worked to develop and expand its relationships with commercial third-party payers to enable new and/or improved market access via participation in pharmacy provider networks they offer. The prescription volume impact of new agreements and relationships typically is incremental over time.

The Company’s 90-day at retail prescription drug offering is typically at a lower margin than comparable 30-day prescriptions, but provides the Company with the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription. Similarly, the growing specialty prescription business, which generates higher sales dollars per prescription, may result in gross margin pressures within the industry, as compared to generic prescription drugs. The division’s performance is also impacted by the current environment, including the uncertainty as a result of COVID-19. For more information, see Risk Factors in Item 1A below.

Retail Pharmacy International
The Retail Pharmacy International division (excluding equity method investments) has pharmacy-led health and beauty retail businesses in eight countries, each focused on helping people look and feel their best. The Company operated 4,428 retail stores in the division as of August 31, 2020 (see properties in part I, item 2 below for information regarding geographic coverage) and has grown its omni-channel platform, including its online presence, in recent years. The Company’s principal retail pharmacy brands are Boots in the United Kingdom, Thailand, Norway, the Republic of Ireland and The Netherlands, Benavides in Mexico and Ahumada in Chile. In Europe, the Company is a market leader and its retail stores are conveniently located with pharmacists well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities the Company serves.

The Boots omni-channel offering is differentiated from that of competitors due to the product brands the Company owns, such as No7, Boots Pharmaceuticals, Liz Earle, Soap & Glory, Sleek MakeUp, Botanics and ‘only at Boots’ exclusive products, together with its long established reputation for trust and customer care. The Company’s brands portfolio is enhanced by its in-house product research and development capabilities. The Company has introduced new beauty brands and beauty halls in key locations. Certain of the product brands of the Company are also sold by third-party retailers.

The Company’s retail store networks are typically complemented by online platforms. In the United Kingdom, through the boots.com website and integrated mobile application, the ‘order and collect’ service normally allows customers to order from a range of over 33,000 products by 8:00 p.m. and collect the following day from approximately 98% of the United Kingdom’s retail stores.

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of August 31, 2020, the number of active Boots Advantage Card members totaled approximately 11 million. For this purpose, an active member is defined as someone who has used their card in the last six months.

In addition, Boots in the United Kingdom is one of the leaders in the optical market with 550 practices, of which 165 operated on a franchise basis as of August 31, 2020. Approximately 30% of these optical practices are located in Boots stores with the balance being standalone optical practices.

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

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Pharmacy	39%	36%	35%
Retail	61%	64%	65%
Total	100%	100%	100%

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

The division’s performance and relevant exchange rates are also impacted by the current environment, including the uncertainty as a result of COVID-19 and political uncertainty in the United Kingdom surrounding “Brexit.” For more information relating to these topics, see Risk Factors in Item 1A below.

Pharmaceutical Wholesale
The Pharmaceutical Wholesale division consists of the Alliance Healthcare pharmaceutical wholesaling and distribution businesses and an equity method investment in AmerisourceBergen. The Pharmaceutical Wholesale division (excluding equity method investments), which mainly operates under the Alliance Healthcare brand, supplies medicines, other healthcare products and related services to more than 115,000 pharmacies, doctors, health centers and hospitals each year from 306 distribution centers in 11 countries, primarily in Europe, as of August 31, 2020.

Combined with local engagement, scale is important in pharmaceutical wholesaling. Walgreens Boots Alliance is one of the largest pharmaceutical wholesalers and distributors in Europe, and it ranks as one of the top three in market share in many of the individual countries in which it operates.

The distribution of prescription medicines to pharmacists comprises the vast majority of the division’s sales. The wholesale businesses seek to provide high core service levels to pharmacists in terms of frequency of delivery, product availability, delivery accuracy, timeliness and reliability at competitive prices. The Company also offers customers innovative added-value services to help pharmacists develop their own businesses. This includes membership of Alphega Pharmacy, the Company’s pan-European network for independent pharmacies, which, as of August 31, 2020, had over 7,200 members.

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

The division’s performance and relevant exchange rates are also impacted by the current environment, including the uncertainty as a result of COVID-19 and political uncertainty in the United Kingdom surrounding “Brexit.” For more information relating to these topics, see Risk Factors in Item 1A below.

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

Seasonal variations in business
The Company’s business is affected by a number of factors including, among others, COVID-19, its sales performance during holiday periods (including particularly the winter holiday season) and during the cough, cold and flu season (the timing and severity of which is difficult to predict), significant weather conditions, the timing of its own or competitor discount programs and pricing actions and the timing of changes in levels of reimbursement from governmental agencies and other third-party payers. See the summary of quarterly results (unaudited) in note 19, supplementary financial information, to the Consolidated Financial Statements included in part II, item 8 below.

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

Customers
The Company sells to numerous retail and wholesale customers. No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. In fiscal 2020, substantially all of our retail pharmacy sales were to customers covered by third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. One third-party payer in the Retail Pharmacy USA division accounted for approximately 11% of the Company’s consolidated sales in fiscal 2020.

See note 16, segment reporting, to the Consolidated Financial Statements.

Regulation
In the countries in which the Company does business, the Company is subject to national, state and local laws, regulations and administrative practices concerning retail and wholesale pharmacy operations, including regulations relating to the Company’s filling of prescriptions under Medicare, Medicaid and other publicly financed or sponsored health benefit plan and prescription drug plans and programs including the federal 340B drug pricing program; regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Health Insurance Portability and Accountability Act (“HIPAA”); the ACA; licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; and regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable foreign, state and local governmental authorities concerning the operation of the Company’s businesses. The Company is also subject to laws and regulations relating to licensing, tax, foreign trade, intellectual property, privacy and data protection, currency, political and other business restrictions.

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

Employees
As of August 31, 2020, the Company employed approximately 331,000 persons, approximately 108,000 of whom were part-time employees working less than 30 hours per week. The foregoing does not include employees of equity method investments.

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

Item 1A.  Risk factors
In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below, which could materially and adversely affect our business operations, financial condition and results of operations. COVID-19 amplifies and exacerbates many of the risks we face in our business operations, including those discussed below. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial.

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

The extent to which COVID-19 impacts us will depend on numerous evolving factors and future developments that we are not able to predict or control, including but not limited to:

•the severity and duration of the pandemic, including whether there are additional "waves” or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate;
•the duration, degree and effectiveness of governmental, business or other actions in response to the pandemic, including but not limited to quarantine, shelter-in-place, social distancing and facemask measures; restrictions on or changes to our operations up to and including complete or partial closure of our stores, facilities and distribution centers; economic measures; access to unemployment compensation; stimulus payments and other fiscal policy changes; or additional measures that may not yet be effected;
•the timing and availability of, and prevalence of access to and utilization of, effective medical treatments and vaccines for COVID-19;
•changes in the timing and extent of restrictions impacting our businesses and our customers as a result of COVID-19, which may vary materially over time and among the different regions and markets we serve;
•evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;
•the impact of the pandemic on economic activity and the pace and extent of recovery when the pandemic subsides, which may vary materially over time and among the different regions and markets we serve;
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
•volatility or disruptions in the credit and financial markets during and/or after the pandemic;
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
•the rapidly changing and fluid circumstances caused by the pandemic and our ability to respond quickly or appropriately to those circumstances; and
•the long-term impacts of the pandemic on the global economy, trade relations, consumer behavior, our industry and our business operations.

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

We have incurred and continue to incur additional costs related to efforts to protect the health and well-being and meet the needs of our customers and team members, including expanding the use of drive-thru locations in the United States, providing additional cleaning materials for our stores and other facilities, and focusing on home delivery and digital services to connect with our customers. In addition, we have enhanced certain employee benefits. We expect to continue to incur additional costs, which may be significant, as we continue to respond to this pandemic. COVID-19 has also caused supply chain disruption which has resulted and may continue to result in higher supply chain costs to replenish inventory in our stores and distribution centers. Furthermore, while we have significantly increased our purchases across many key categories, we may face delays or difficulty sourcing certain products which could negatively impact us.

Further, our management remains focused on mitigating COVID-19, which has required, and will continue to require, a substantial investment of time and resources across our enterprise and could delay other value added services. For example, during the second half of fiscal 2020, we temporarily refocused certain resources from our Transformational Cost Management Program to work on COVID-19 impacts, delayed the roll out of certain growth initiatives and selectively delayed investments in certain planned initiatives. Additionally, many of our employees transitioned to remote working arrangements as a result of the pandemic, which amplified our already extensive reliance on computer systems and our continued need for unimpeded access to the Internet to use those systems. The increase in remote work arrangements has increased certain operational risks, including but not limited to cybersecurity risks, and could adversely affect our ability to manage our business. We have also modified other parts of our operations during the pandemic, including changes in the manner in which team members interact with customers and each other, adjusting our in-store returns process, establishing protocols for customer traffic, reducing store hours, and, in some locations, other restrictions or modifications on our operations due to emergency state or local restrictions or their effects. There can be no assurance that such measures will be sufficient to mitigate the risks posed by the pandemic, and implementation of such measures have adversely affected, and may continue to negatively affect, the customer experience, sales, and our results from operations.

The impact of COVID-19 may also exacerbate other risks discussed herein, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, technology systems disruption, supply chain disruptions, labor availability, litigation and legal proceedings, and regulatory requirements and proceedings, any of which could have a material adverse effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Reductions in third-party reimbursement levels, from private or governmental agency plans, and potential changes in industry pricing benchmarks for prescription drugs could materially and adversely affect our results of operations.

The substantial majority of the prescriptions we fill are reimbursed by third-party payers, including private and governmental agency payers. The continued efforts of health maintenance organizations, managed care organizations, PBM companies, governmental agencies, and other third-party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation and other legal proceedings relating to how drugs are priced, may adversely impact our results of operations. In the United States, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. In addition, the timing and amount of periodic contractual reconciliations payments can vary significantly and may not follow a predictable path. Further, in an environment where some PBM clients utilize narrow or restricted pharmacy provider networks, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.

Changes in political, economic and regulatory influences also may significantly affect healthcare financing and prescription drug reimbursement practices. In the United States, for example, there have been multiple attempts through executive action, legislative action and legal challenges to modify or repeal healthcare legislation, along with additional initiatives focused on increasing transparency and reducing costs in the U.S. healthcare system. We cannot predict whether current or future efforts to modify or repeal these laws will be successful, nor can we predict the impact that such a modification or repeal and any subsequent legislation would have on our business and reimbursement levels. There have also been a number of other proposals and enactments by the federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget deficits, and we expect additional proposals in the future. In the event that a third-party payer’s budgetary or financial condition deteriorates, they may not be able to pay timely, or may delay payment of, amounts owed to us. There can be no assurance that recent or future changes in prescription drug reimbursement policies and practices will not materially and adversely affect our results of operations. In many countries where we have operations, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility and reimbursement levels to control costs for the government-sponsored healthcare system. Efforts to control healthcare costs, including prescription drug costs, are continuous and reductions in third-party reimbursement levels could materially and adversely affect our results of operations.

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

Our Retail Pharmacy USA division seeks to grow prescription volume while operating in a marketplace with continuous reimbursement pressure. A shift in the mix of pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect our results of operations. For example, our Retail Pharmacy USA division has experienced a shift in pharmacy mix towards 90-day at retail in recent years and more recently during the COVID-19 pandemic, and specialty pharmacy represents a significant and growing proportion of prescription drug spending in the United States and a larger proportion of our revenues. Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions, and specialty pharmacy sales are generally also lower margin. Our Retail Pharmacy USA division also has experienced a shift in pharmacy mix towards Medicare Part D prescriptions in recent years, and that trend may continue. Preferred Medicare Part D networks have increased in number in recent years; however, we do not participate in all such networks. We have accepted market competitive reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. We also have worked to develop and expand our relationships with commercial third-party payers to enable new and/or improved market access via participation in the pharmacy provider networks they offer. If we are not able to generate additional prescription volume and other business from patients participating in these programs that is sufficient to offset the impact of lower reimbursement, or if the degree or terms of our participation in such preferred networks declines from current levels in future years, our results of operations could be materially and adversely affected.

We derive a significant portion of our sales in the United States from prescription drug sales reimbursed by a limited number of pharmacy benefit management companies.

We derive a significant portion of our sales in the United States from prescription drug sales reimbursed through prescription drug plans administered by a limited number of PBM companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. Changes in pricing and other terms of our contracts with PBM companies can significantly impact our results of operations. There can be no assurance that we will continue to participate in any particular PBM company’s pharmacy provider network in any particular future time period or on terms reasonably acceptable to us. If our participation in the pharmacy provider network for a prescription drug plan administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short-term. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results could be materially and adversely affected. If we exit a pharmacy provider network and later resume participation, there can be no assurance that we will achieve any particular level of business on any particular pace, or that all clients of the PBM company will choose to include us again in the pharmacy network for their plans, initially or at all. In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by such plans.

We face significant competition in attracting and retaining talented employees. Successfully managing succession for, and retention of, key executives is critical to our success, and failure to do so could have an adverse impact on our future performance.

Our ability to attract, engage, develop and retain qualified and experienced employees at all levels, including in executive and other key strategic positions, is essential for us to meet our objectives. We compete with many other businesses to attract and retain employees. Competition among potential employers might result in increased salaries, benefits or other employee-related costs, or in our failure to recruit and retain employees. We may experience sudden loss of key personnel due to a variety of causes, such as illness, and must adequately plan for succession of key roles. Any of these risks could have a materially adverse impact on our business operations, financial condition and results of operations.

Any failure to adequately plan for and manage succession of senior management and other key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on our business and results of operations. While we have succession plans in place and employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us. In July 2020, we announced a search for a new chief executive officer (CEO). We also announced that when the new CEO takes office, Stefano Pessina will resign as CEO and Executive Vice Chairman of the Board and be appointed as the Executive Chairman of the Board (subject to applicable law, including fiduciary duties) and James Skinner will resign as Executive Chairman of the Board, while remaining on the Board to help facilitate a smooth transition. Any significant leadership change or senior management transition involves inherent risks and any failure to timely hire a qualified CEO and ensure a smooth transition could hinder the Company’s strategic planning, execution and future performance. Changes in the senior management team also may create uncertainty among investors, employees, business partners and others concerning the Company’s future direction and performance. Any disruption in the Company’s operations or adverse impacts from such uncertainties could have a material adverse effect on our business operations, financial condition and results of operations.

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

A significant element of our growth strategy is to identify, pursue and successfully complete and integrate acquisitions, joint ventures and other strategic partnerships and alliances that either expand or complement our existing operations. We have grown significantly through acquisitions in recent years and expect to continue to acquire, partner with or invest in businesses that build on or are deemed complementary to our existing businesses or further our strategic objectives. For example, in July 2020, the Company announced that it plans to invest $1.0 billion in equity and convertible debt in VillageMD over the next three years, including a $250 million equity investment completed in July 2020, subject to the terms of the agreement. The Company and VillageMD also announced plans to open 500 to 700 “Village Medical at Walgreens” physician-led primary care clinics in more than 30 U.S. markets in the next five years. Due in part to consolidation in the industries in which we compete, there is significant competition for attractive targets and opportunities when available. There can be no assurance that attractive acquisition or other strategic relationship opportunities will be available, that we will be successful in identifying, negotiating and consummating favorable transaction opportunities, or that any such transactions we complete will be successful and justify our investment of financial and other resources.

Acquisitions and other strategic transactions involve numerous risks, including difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, distraction of management from overseeing, and disruption of, our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers, and difficulties in achieving the synergies we anticipated. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence and successfully integrate the acquired company, including particularly when acquired businesses operate in new geographic markets or areas of business, could materially and adversely impact our financial condition and results of operations. These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current stockholders’ percentage ownership, or incur asset write-offs and restructuring costs and other related expenses that could have a material adverse impact on our operating results. Acquisitions, joint ventures and strategic investments also involve numerous other risks, including potential exposure to assumed litigation and unknown environmental and other liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was completed. No assurance can be given that our acquisitions, joint ventures and other strategic partnerships and alliances will be successful and will not materially adversely affect our business operations, financial condition or results of operations. If we are unable to successfully identify, complete and integrate acquisitions, joint ventures and strategic investments in a timely and effective manner, our business operations and growth strategies could be adversely affected.

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

Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, we are a defendant in numerous litigation proceedings relating to opioid matters, including federal multidistrict litigation that consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others, as well as numerous lawsuits brought in state courts. Additionally, the Company has received from the Department of Justice and the Attorney Generals of numerous states subpoenas, civil investigative demands and/or other requests concerning opioid matters. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. See note 10, commitments and contingencies, for more information.

The Company’s financial results may also be adversely affected by the litigation and other legal proceedings of companies in which it has an equity method investment. For example, AmerisourceBergen is required to publicly disclose in its SEC filings certain information regarding material litigation and legal proceedings it is involved in, including those relating to opioid matters if applicable. Any unfavorable outcome or settlement related to these proceedings could have a material adverse effect on the Company’s financial results.

Like other companies in the retail pharmacy and pharmaceutical wholesale industries, the Company is subject to extensive regulation by national, state and local government agencies in the United States and other countries in which it operates. There continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding business, compliance and reporting practices of the Company and other industry participants. As a result, the Company regularly is the subject of government actions of the types described above. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination.

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

Our Board of Directors approved the plans to implement the Transformational Cost Management Program described in "management’s discussion and analysis of financial condition and results of operations" in part II, item 7 below as part of an initiative to reduce costs and increase operating efficiencies. There can be no assurance that we will realize, in full or in part, the anticipated benefits of these programs. Our financial goals assume a level of productivity improvement, including those reflected in the Transformational Cost Management Program and other business optimization initiatives. If we are unable to deliver these expected productivity improvements, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change and business transformation plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on our businesses, financial condition and results of operations.

The industries in which we operate are highly competitive and constantly evolving. New entrants to the market, existing competitor actions or other changes in market dynamics could adversely impact us.

The level of competition in the retail pharmacy and pharmaceutical wholesale industries is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact us. Disruptive innovation, or the perception of potentially disruptive innovation, by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and if required make timely and effective changes to our strategies and business model to compete effectively. For example, in 2018, online retailer Amazon.com, Inc. acquired PillPack, an online pharmacy with licenses throughout the United States, helping Amazon to expand into the market for prescription drugs. Our retail pharmacy businesses face intense competition from local, regional, national and global companies, including other drugstore and pharmacy chains, independent drugstores and pharmacies, mail-order pharmacies and various other retailers such as grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers, some of which are aggressively expanding in markets we serve. Businesses in our Pharmaceutical Wholesale division face intense competition from direct competitors, including national and regional cooperative wholesalers, and alternative supply sources such as importers and manufacturers who supply directly to pharmacies. Competition may also come from other sources in the future. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, including pressure on the convenience premium of our retail pricing model, which could require us to reevaluate our pricing structures to remain competitive. For example, if we are not able to anticipate and successfully respond to changes in market conditions in our Pharmaceutical Wholesale division, including changes driven by competitors, suppliers or manufacturers and increased competition from national and regional cooperative wholesalers, it could result in a loss of customers or renewal of contracts or arrangements on less favorable terms.

We also could be adversely affected if we fail to identify or effectively respond to changes in market dynamics. As technology, consumer behavior, omni-channel and differential retail models, and market conditions continue to evolve in the United States, it is important that we maintain the relevance of our brand and product and service offerings to customers and patients. In recent years, we announced that we are testing a number of concepts and initiatives designed to position our stores in the United States as convenient neighborhood health destinations for healthcare and retail products and services. The concepts being tested include new approaches to pricing and promotions, product selection, in-store and digital experience, and strategic partnerships that bring new products and services to our customers. We plan to use these pilots to listen to customers, learn and adjust based on feedback, with decisions on the nature and extent of further roll-outs made over time as we gain experience. For example, the Company and VillageMD announced a collaboration in April 2019 where VillageMD would operate five primary care clinics next to Walgreens stores in the Houston, Texas area and, based on the results of that pilot, in July 2020 announced plans to open 500 to 700 “Village Medical at Walgreens” physician-led primary care clinics in more than 30 U.S. markets in the next five years. If our customers are not receptive to these changes, if we are unable to expand successful programs in a timely manner, or we otherwise do not effectively respond to changes in market dynamics, our businesses and financial performance could be materially and adversely affected. Additionally, specialty pharmacy represents a significant and growing proportion of prescription drug spending in the United States, a significant portion of which is dispensed outside of traditional retail pharmacies. Because our specialty pharmacy business focuses on complex and high-cost medications, many of which are made available by manufacturers to a limited number of pharmacies (so-called limited distribution drugs), that serve a relatively limited universe of patients, the future growth of this business depends to a significant extent upon expanding our ability to access key drugs and successfully penetrate key treatment categories. Accordingly, it is important that we and our affiliates compete effectively in this evolving and highly competitive market, or our business operations, financial condition and results of operations could be materially and adversely affected. To better serve this evolving market, in March 2017, we and Prime Therapeutics LLC, a PBM, closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, using an innovative model that seeks to align pharmacy, PBM and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. Prime’s clients are not obligated to contract through our joint venture, and have in the past, and may in the future, enter into specialty pharmacy and other agreements without involving our joint venture. If this joint venture is not able to compete effectively in this evolving and highly competitive market and successfully adapt to changing market conditions, our business operations, financial condition and results of operations could be materially and adversely affected.

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

Many of these factors are subject to change based on changes in political, economic and regulatory influences. For example:

•Our Retail Pharmacy International and Pharmaceutical Wholesale divisions have substantial operations in the United Kingdom and other member countries of the European Union. In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which resulted in the United Kingdom leaving the European Union on January 31, 2020. Since the referendum, there have been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the United Kingdom and many of the risks and uncertainties described above have been and may continue to be exacerbated. There is now a transition period until December 31, 2020 in which the United Kingdom and European Union are to negotiate a new trading relationship for goods and services. Failure to complete negotiations by the implementation deadline of December 31, 2020 could result in the United Kingdom reverting to undesirable and adverse trade agreements with the European Union. Given the complexity and uncertainty surrounding the withdrawal and related negotiations, including with respect to terms of trade and customs, there can be no assurance regarding the terms, timing or consummation of any such arrangements. The withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Further, uncertainty around and developments regarding these and related issues has contributed to deteriorating market conditions and could further adversely impact consumer and investor confidence and the economy of the United Kingdom and the economies of other countries in which we operate and cause significant volatility in currency exchange rates; and

•Many of the products we sell are manufactured in whole or in part outside of the United States. In some cases, these products are imported by others and sold to us. In the United States, the Presidential Administration has discussed, and in some cases implemented, changes with respect to certain tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries. For example, concerns regarding trade relations between the United States and China have escalated in recent years and discussions have continued through the date of this report, as both countries imposed significant tariffs on the importation of certain product categories. As a significant portion of our retail products are sourced from China, the imposition on the United States of these and any additional new tariffs on certain goods imported from China have adversely affected costs and could impact the profitability of retail product sales in our Retail Pharmacy USA division. While it is not possible to predict whether or when any additional changes will occur or what form they may take, significant changes in tax or trade policies, tariffs or trade relations between the United States and other countries could result in significant increases in our costs, restrict our access to certain suppliers and adversely impact economic activity. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in United States’ trade policy and regulations.
There can be no assurance that any or all of these developments will not have a material adverse effect on our business operations, results of operations and financial condition.

We are exposed to risks associated with foreign currency exchange rate fluctuations.

We operate or have equity method investments in more than 25 countries across the globe, and our significant presence outside of the United States exposes us to currency exchange rate fluctuations and related risks, including transaction currency exposures relating to the import and export of goods in currencies other than businesses’ functional currencies as well as currency translation exposures relating to profits and net assets denominated in currencies other than the U.S. dollar. We present our financial statements in U.S. dollars and have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily the British pound sterling and the Euro, as well as a range of other foreign currencies. Our results of operations and capital ratios can therefore be sensitive to movements in foreign exchange rates. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future results of operations. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a significant adverse impact on our results of operations.

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

A significant disruption in our information technology and computer systems or those of businesses we rely on could harm us.

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, customer loyalty programs, finance and other processes. Our systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber attacks, and our disaster recovery planning cannot account for all eventualities. If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations.

In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Upgrades involve replacing existing systems with successor systems, outsourcing critical information technology to third parties, making changes to existing systems, including the migration of applications to the cloud, or cost-effectively acquiring new systems with new functionality. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, changes in security processes, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. We rely on strategic partners and other service providers to help us with certain significant information technology projects and services, including Tata Consultancy Services, to whom the Company is currently transitioning its IT Run and Operational managed services, and Microsoft, who is the Company’s strategic cloud provider and with whom the Company has a strategic partnership to develop new health care delivery models, technology and retail innovations to advance and improve the future of health care. Information technology projects or services frequently are long-term in nature and may take longer to complete and cost more than we expect and may not deliver the benefits we project once they are complete. Furthermore, pursuing multiple initiatives simultaneously could make implementation significantly more challenging. We are aware of inherent risks associated with replacing these systems and outsourcing critical information technology functions and there can be no assurance that we will not experience significant issues with our existing systems prior to implementation, that our technology initiatives will be successfully deployed as planned or that they will be timely implemented without significant disruption to our operations. We also could be adversely affected by any significant disruption in the systems of third parties we interact with, including strategic and business partners, key payers and vendors. Any system implementation and transition difficulty may result in operational challenges, reputational harm, and increased costs that could materially and adversely affect our business operations and results of operations.

Privacy and data protection laws increase our compliance burden and any failure to comply could harm us.

The regulatory environment surrounding data security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses and geographic areas. We are required to comply with increasingly complex and changing data security and privacy regulations in the jurisdictions in which we operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. In the United States, for example, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by covered entities in the health care industry, including health care providers such as pharmacies. In addition, the California Consumer Privacy Act, which went into effect on January 1, 2020, imposes stringent requirements on the use and treatment of “personal information” of California residents, and other jurisdictions have enacted, or are proposing similar laws related to the protection of personal data. Outside the United States, for example, the European Union’s General Data Protection Regulation, which became effective in May 2018, greatly increased the jurisdictional reach of European Union data protection laws and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and provides for greater penalties for noncompliance. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders.

Complying with changing regulatory requirements requires us to incur substantial costs and may require changes to our business practices in certain jurisdictions, any of which could materially and adversely affect our business operations and operating results. We may also face audits or investigations by various government agencies relating to our compliance with these regulations. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. We also have contractual obligations that might be breached if we fail to comply. A significant privacy breach or failure to comply with privacy laws could have a materially adverse impact on our reputation, business operations, financial position and results of operations.

We and businesses we interact with experience cybersecurity incidents and might experience significant computer system compromises or data breaches.

The protection of customer, employee, and company data is critical to our businesses. Cybersecurity and other information technology security risks, such as a significant breach or theft of customer, employee, or company data, could create significant workflow disruption, attract a substantial amount of media attention, damage our customer relationships, reputation and brand, and result in lost sales, fines or lawsuits. Throughout our operations, we receive, retain and transmit certain personal information that our customers and others provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. We also depend on and interact with the information technology networks and systems of third-parties for many aspects of our business operations, including payers, strategic partners and cloud service providers. These third parties may have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. Like other global companies, we and businesses we interact with have experienced threats to data and systems, including from vandalism or theft of physical systems or media and from perpetrators of random or targeted malicious cyber-attacks, computer viruses, worms, phishing attacks, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information, and cause system failures and disruptions.

Compromises of our data security systems or of those of businesses with whom we interact which result in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, have in the past and could in the future adversely impact us. Any such compromise could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our reputation, business operations, financial condition and results of operations. In addition, security incidents may require that we expend substantial additional resources related to the security of information systems and disrupt our businesses. The risks associated with data security and cybersecurity incidents have increased during the COVID-19 pandemic given the increased reliance on remote work arrangements.

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

The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including for issues such as COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

We use a single wholesaler of branded and generic pharmaceutical drugs as our primary source of such products for our Retail Pharmacy USA division.

In March 2013, Walgreens, Alliance Boots and AmerisourceBergen announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which we source branded and generic pharmaceutical products from AmerisourceBergen in the United States and an agreement which provides AmerisourceBergen the ability to access generic pharmaceutical products through our global sourcing enterprise. In May 2016, certain of these agreements were extended for three years to now expire in 2026. In addition, in March 2013, Walgreens, Alliance Boots and AmerisourceBergen entered into agreements and arrangements pursuant to which we have the right to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen’s board of directors in certain circumstances. As of the date of this report, AmerisourceBergen distributes for our Retail Pharmacy USA division substantially all branded and generic pharmaceutical products. Consequently, our business in the United States may be adversely affected by any operational, financial or regulatory difficulties that AmerisourceBergen experiences, including those resulting from COVID-19. For example, if AmerisourceBergen’s operations are seriously disrupted for any reason, whether due to a natural disaster, pandemic, labor disruption, regulatory action, computer or operational systems or otherwise, it could adversely affect our business in the United States and our results of operations.

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

As of August 31, 2020, we beneficially owned approximately 28% of the outstanding AmerisourceBergen common stock and had designated one nominee for election to AmerisourceBergen’s board of directors. In addition, we have the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated as of March 18, 2013 by and among the Company, Alliance Boots and AmerisourceBergen (the “Framework Agreement”) to acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another nominee for election to AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. There can be no assurance that we will complete any specific level of such potential equity investments in AmerisourceBergen, or that our existing investment, or any future investment if completed, will ultimately be profitable.

The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment classified within the operating income of the Company’s Pharmaceutical Wholesale segment. The financial performance of AmerisourceBergen, including any charges which may arise relating to its ongoing opioid litigation matters, will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. These considerations may materially and adversely affect the Company’s financial condition and results of operations.

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

From time to time, we make debt or equity investments in companies that we may not control or over which we may not have sole control. For example, while we have a significant equity investment in AmerisourceBergen and have a designee serving on the board of directors of AmerisourceBergen as of the date of this report, we do not have the ability to control day-to-day operations of that company. Some of the businesses in which we have made noncontrolling investments operate in markets or industries that are different from our primary lines of business and/or operate in different geographic markets than we do. For example we have an equity investment in VillageMD, a leading provider of value-based primary care services in the United States, and Sinopharm Holding GuoDa Drugstores Co., Ltd., a leading retail pharmacy chain in China. Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses. We rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may materially and adversely affect us. Investments in entities over which we do not have sole control, including joint ventures and strategic partnerships and alliances, present additional risks such as having differing objectives from our partners or the entities in which we are invested, becoming involved in disputes, or competing with those persons.

Changes in economic conditions could adversely affect consumer buying practices.

Our performance has been, and may continue to be, adversely impacted by changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect our key vendors and customers. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, inflation, levels of personal disposable income, levels of taxes and interest and global, national, regional or local economic conditions, health epidemics or pandemics (such as COVID-19), as well as looting, vandalism, acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns, which could lead to a decrease in overall consumer spending as well as in prescription drug and health services utilization and which could be exacerbated by the increasing prevalence of high-deductible health insurance plans and related plan design changes. Our business operations have been adversely affected by challenging market conditions in our Retail Pharmacy International division, particularly our Boots business in the United Kingdom, on account of the economic environment, including the impacts of COVID-19 and the uncertainty associated with Brexit. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices. All of these factors could materially and adversely impact our business operations, financial condition and results of operations.

If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted.

The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase and has accelerated significantly during the COVID-19 pandemic. The pace of this increase could further accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel and differentiated retail models are rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to comparison shop, determine product availability and complete purchases, as well as to provide immediate public reactions regarding various facets of our operations. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers that have the right features and are reliable and easy to use. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner that keeps pace with technological developments and dynamic customer expectations, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

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

In addition to brand name products, we offer our customers private brand products that in many instances, are not available from other retailers. We seek to continue to grow our private brand offerings as part of our growth strategy, including through the offering of No7 and other brands owned or licensed on an exclusive basis, as well as through selective acquisitions. Maintaining consistent product quality, competitive pricing, and availability of our private brand offerings for our customers, as well as the timely development and introduction of new products, is important in differentiating us from other retailers and developing and maintaining customer loyalty. The expansion of our private brand offerings also subjects us to additional risks, such as potential product liability risks and mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors’ products, which, in turn, could adversely affect our relationship with certain of our vendors. Any failure to adequately address some or all of these risks could have a material adverse effect on our reputation, business operations, results of operations and financial condition.

We are subject to payment-related and other financial services risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, gift cards and mobile payment technologies such as Apple Pay™, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements and related interpretations may change over time, which has made and could continue to make compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements, or if data is compromised due to a breach or misuse of data relating to our payment systems, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments could be impaired. In addition, our reputation could suffer and our customers could lose confidence in certain payment types, which could result in higher costs and/or reduced sales and materially and adversely affect our results of operations.

Additionally, we offer money (wire) transfer services and sell prepaid debit, credit and gift cards at certain business units. These products and services require us to comply with global anti-money laundering laws and regulations. Failure to comply with these laws and regulations could result in fines, sanctions, penalties and damage to our reputation.

Changes in the healthcare industry and regulatory environments may adversely affect our businesses.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the United States and the funding of governmental payers in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued governmental and private payer pressure to reduce pharmaceutical pricing, and these pressures could be further exacerbated if payer deficits or shortfalls increase due to COVID-19 or otherwise. Changes in pharmaceutical manufacturers’ pricing or distribution policies and practices as well as applicable government regulations, including, for example, in connection with the federal 340B drug pricing program, could also significantly reduce our profitability.

In the United States, electoral results and changes in political leadership often generate uncertainty with respect to, and could result in, significant changes in legislation, regulation and government policy that could significantly impact our businesses and the healthcare and retail industries. We cannot predict whether current or future efforts to modify healthcare laws or regulations and/or adopt new healthcare legislation or regulations will be successful, nor can we predict the impact that such a development would have on our business and operating results. Future legislation or rulemaking or other regulatory actions or developments could impact the number of Americans with health insurance and, consequently, prescription drug coverage, increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. We cannot predict the timing or impact of any future legislative, rulemaking or other regulatory actions, but any such actions could have a material adverse impact on our results of operations.

We could be adversely affected by product liability, product recall, personal injury or other health and safety issues.

We could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. Through our pharmacies and specialist packaging sites, including through services provided by third-party health care providers, we are also exposed to risks relating to the services we offer. Errors in the dispensing and packaging of pharmaceuticals, including related counseling, and in the provision of other healthcare services could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the retail products or pharmaceuticals we sell or services we provide. For example, from time to time, the FDA issues statements alerting patients that products in our supply chain may contain impurities or harmful substances, and claims relating to the sale or distribution of such products may be asserted against us or arise from these statements. Our healthcare clinics also increase our exposure to professional liability claims related to medical care. Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims and judgments. We also may not be able to maintain this insurance on acceptable terms in the future. We could suffer significant reputational damage and financial liability if we, or any affiliated entities or third-party healthcare providers that we do business with, experience any of the foregoing health and safety issues or incidents, which could have a material adverse effect on our business operations, financial condition and results of operations.

We have significant outstanding debt; our debt and associated payment obligations could significantly increase in the future if we incur additional debt and do not retire existing debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. In an effort to strengthen our liquidity position while navigating COVID-19, we took a number of proactive steps in fiscal 2020, including the issuance of long-term debt, entering into new revolving credit facilities and extending an existing facility, and establishing a euro commercial paper program, as described in “management’s discussion and analysis of financial condition and results of operations-liquidity and capital resources” below. As of August 31, 2020, we had approximately $16 billion of outstanding indebtedness, including short-term debt. Our debt level and related debt service obligations could have negative consequences, including:

•requiring us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes, such as working capital, capital expenditures, acquisitions, share repurchases and dividends;

•making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

•reducing our flexibility in planning for or reacting to changes in our industry and market conditions and making us more vulnerable in the event of a downturn in our business operations; and

•exposing us to interest rate risk given that a portion of our debt obligations is at variable interest rates.

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

Additionally, a portion of our indebtedness bears interest at fluctuating interest rates, some of which is tied to the London interbank offered rate for deposits of U.S. dollars (“LIBOR”). LIBOR tends to fluctuate based on general interest rates, rates set by the Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. In July 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Moreover, it is possible that LIBOR may be discontinued prior to the end of 2021. Certain of our credit facilities provide that, under certain circumstances set forth in such credit facilities, we and the administrative agent may amend the applicable credit facility to replace LIBOR with an alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar syndicated credit facilities in the U.S. market for alternative benchmarks. The expected phase out of LIBOR and transition to and use of an alternative benchmark rate could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding.

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

Historically, we have relied on the public debt capital markets to fund portions of our capital investments and access to the commercial paper market and bank credit facilities as part of our working capital management strategy. Financial and credit markets have experienced and may continue to experience significant volatility and turmoil during the COVID-19 pandemic. Our continued access to these markets, and the terms of such access, depend on multiple factors including the condition of debt capital markets, our operating performance, and our credit ratings. The major credit rating agencies have assigned us and our corporate debt investment grade credit ratings as of the date of this report. These ratings are based on a number of factors, which include their assessment of our financial strength and financial policies. We benefit from investment grade ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders and other creditors, including landlords for our leased stores, on terms that we consider advantageous to our businesses. For more information on our ratings, see “management’s discussion and analysis of financial condition and results of operations - liquidity and capital resources - credit ratings” below.

There can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant, which in some circumstances could adversely affect benefits we currently enjoy. Incurrence of additional debt by us and our changes in our operating performance, whether due to business operations, COVID-19, legal proceedings or otherwise, could adversely affect our credit ratings. We depend on banks and other financial institutions to provide credit to our business and perform under our agreements with them. Defaults by one or more of these counterparties on their obligations to us could materially and adversely affect us. Any disruptions or turmoil in the capital markets or any actual or anticipated downgrade of our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, could adversely affect our cost of funds, liquidity, financial covenants, competitive position and access to capital markets and increase the cost of and counterparty risks associated with existing facilities, which could materially and adversely affect our business operations, financial condition, and results of operations. In addition, we utilize working capital financing arrangements, including receivable factoring programs. Changes in financial markets or interest rates could make these financing arrangements less attractive to the financial institutions and other counterparties and these financial institutions and other counterparties may seek to terminate their participation. In the event of such termination, our ability to effectively manage working capital could be adversely impacted.

We may be unable to keep existing store locations or open new locations in desirable places on favorable terms, which could materially and adversely affect our results of operations.

We compete with other retailers and businesses for suitable locations for our stores. Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of constructing, renovating and operating our stores. In addition, real estate, zoning, construction and other delays may adversely affect store openings and renovations and increase our costs. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores. The terms of leases at existing store locations may adversely affect us if the renewal terms of, or requested modifications to, those leases are unacceptable to us and we are forced to close or relocate stores. For example, we announced plans as part of our Transformational Cost Management Program to exit approximately 200 Boots stores in the United Kingdom and approximately 250 stores in the United States. If we determine to close or relocate a store subject to a lease, we may remain obligated under the applicable lease for the balance of the lease term. If we are unable to maintain our existing store locations or open new locations in desirable places and on favorable terms, our results of operations could be materially and adversely affected.

As a holding company, Walgreens Boots Alliance is dependent on funding from its operating subsidiaries to pay dividends and other obligations.

Walgreens Boots Alliance is a holding company with no business operations of its own. Its assets primarily consist of direct and indirect ownership interests in, and its business is conducted through, subsidiaries which are separate legal entities. As a result, it is dependent on funding from its subsidiaries, including Walgreens and international subsidiaries, to meet its obligations.

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

Our operating results have historically varied on a quarterly basis, including increased variability during the COVID-19 pandemic, and may continue to fluctuate significantly in the future. Factors that may affect our quarterly operating results, some of which are beyond the control of management, include, but are not limited to the impact and duration of COVID-19, the timing of the introduction of new generic and brand name prescription drugs; inflation, including with respect to generic drug procurement costs; seasonality, including the timing and severity of the cough, cold and flu season; changes or rates of change in payer reimbursement rates and terms; the timing and amount of periodic contractual reconciliation payments, fluctuations in inventory, energy, transportation, labor, healthcare and other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; asset impairment charges, including the performance of and impairment charges related to our equity method investments; the relative magnitude of our LIFO provision in any particular quarter; foreign currency fluctuations; market conditions, including any impact relating to Brexit; severe weather in key markets, widespread looting or vandalism; and many of the other risk factors discussed herein. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not place undue reliance on the results of any particular quarter as an indication of our future performance.

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

Generally Accepted Accounting Principles (“GAAP”) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, equity method investments, vendor rebates and other vendor consideration, lease obligations, self-insurance liabilities, pension and postretirement benefits, tax matters, unclaimed property laws and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for the Company’s reporting units, including goodwill, intangible assets and investments in equity interests, may have an adverse effect on the Company’s financial condition and results of operations. Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit or asset group. Factors that could lead to impairment of investments in equity interests of the companies in which we invested include a prolonged period of decline in their operating performance or adverse changes in the economic, regulatory and legal environments of the countries in which they operate. Although our current accounting estimates contemplate current and expected future conditions, as applicable, actual conditions could differ from our expectations, which could adversely affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of COVID-19, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, excess and obsolete inventory, or a decrease in the carrying amount of our deferred tax assets, which could be material.

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

As of August 31, 2020, we had $26.0 billion of goodwill and other intangible assets on our Consolidated Balance Sheets. We evaluate this goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. As part of this impairment analysis, we determine fair value for each reporting unit using both the income and market approaches. We determine fair value of indefinite-lived intangible assets using the relief from royalty method and excess earnings method of the income approach. Definite-lived intangible assets are evaluated for impairment if an event occurs or circumstances change that indicate the carrying amount may not be recoverable. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt and equity, capital expenditure levels, operating cash flows, or market capitalization, whether due to COVID-19 or otherwise. For example, during the three months ended May 31, 2020, the Company completed a quantitative impairment analysis for goodwill and certain indefinite-lived intangible assets related to its two reporting units, within Retail Pharmacy International division, and based on this analysis, recorded impairment charges of $1.7 billion on Boots goodwill and $0.3 billion on certain indefinite-lived Boots tradename assets. See note 6, goodwill and other intangible assets, to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in part II, item 7 below for additional information. There can be no assurance that further impairments will not occur.

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

From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the U.S. tax legislation enacted in December 2017 represented a significant overhaul of the U.S. federal tax code that impacted our U.S. federal income tax position. There can be no assurance that changes in tax laws or regulations, both within the United States and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

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

We might experience substantial losses not covered by insurance.

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

As of September 30, 2020, Stefano Pessina, our Executive Vice Chairman and Chief Executive Officer (together with his affiliates, the “SP Investors”), had sole or shared voting power, directly or indirectly, over an aggregate of approximately 16.9% of our outstanding common stock. The SP Investors have agreed to, for so long as they have the right to designate a nominee for election to the Board, to vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of the Company’s stockholders (including with respect to the election of directors). The SP Investors’ significant interest in our common stock potentially could determine the outcome of matters submitted to a vote by our stockholders. The influence of the SP Investors could result in the Company taking actions that other stockholders do not support or failing to take actions that other stockholders support. As a result, the market price of our common stock could be adversely affected.

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

In June 2018, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $10 billion of our common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. Activity under this program was suspended in July 2020 and there can be no assurance whether or when activity will resume. If resumed, the repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

The market price of our common stock may be volatile.

The market price of shares of our common stock may be volatile. Broad general economic, political, market and industry factors may adversely affect the market price of the shares, regardless of our actual operating performance. In addition to the other risk factors identified herein that could cause fluctuations in the price of the shares include:

•actual or anticipated variations in quarterly operating results and the results of competitors;

•changes in financial estimates by us or by any securities analysts that might cover us;

•conditions or trends in the industry, including regulatory changes or changes in the securities marketplace;

•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•additions or departures of key personnel;

•issuances or sales of our common stock (or the exercise of related registration rights), including sales of shares by our directors and officers or key investors, including the SP Investors and certain other former Alliance Boots stockholders, subject to restrictions in the case of shares held by persons deemed to be our affiliates and to certain obligations pursuant to a shareholders agreement (as amended, the “Company Shareholders Agreement”) with certain of the SP Investors; and

•various other market factors or perceived market factors, including rumors or speculation, whether or not correct, involving or affecting us or our industries, vendors, customers, strategic partners or competitors.

There are a number of additional business risks that could materially and adversely affect our businesses and financial results.

Many other factors could materially and adversely affect our businesses and financial results, including:

•our ability to establish effective advertising, marketing and promotional programs;

•inflation, new or increased taxes, changes in market conditions or otherwise;

•natural disasters, severe weather conditions, looting, vandalism, terrorist activities, global political and economic developments, war, health epidemics or pandemics or the prospect of these events;

•liabilities or expense relating to the protection of the environment, related health and safety matters, environmental remediation or compliance with environmental laws and regulations, including those governing exposure to, and the management and disposal of, hazardous substances;

•the long-term effects of climate change on general economic conditions and the pharmacy industry in particular, along with changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery;

•adverse publicity and potential losses, liabilities and reputational harm stemming from any public incident or practice (whether occurring online, in social media, in our stores or other company facilities, or elsewhere) involving our company, our personnel or our brands, including any such public incident or practice involving our customers, products, services, stores or other property, or those of any of our vendors or other parties with which we do business; and

•negative publicity, even if unwarranted, related to safety or quality, human and workplace rights, or other issues damaging our brand image and corporate reputation, or that of any of our vendors or strategic allies.

Item 1B.  Unresolved staff comments
There are no unresolved written comments that were received from the SEC Staff 180 days or more before the end of the fiscal year relating to the Company’s periodic or current reports under the Exchange Act.

Item 2.  Properties
The following information regarding the Company’s properties is provided as of August 31, 2020 and does not include properties of unconsolidated, partially-owned entities.

The Retail Pharmacy USA division operated 9,021 retail stores and six specialty pharmacies. The Retail Pharmacy International division operated 4,428 retail stores. In addition, the Retail Pharmacy International division also owned or leased 345 standalone Boots Opticians locations. The Company’s domestic and international retail locations, which included Boots Opticians and specialty pharmacy locations, covered approximately 141 million square feet. The Company owned approximately 11% and 4% of these Retail Pharmacy USA division and Retail Pharmacy International division locations, respectively. The remaining locations were leased or licensed. For more information on leases, see note 4, leases, to the Consolidated Financial Statements in part II, item 8 of this Form 10-K.

The following is a breakdown of the Company’s retail stores:

Retail stores
Retail Pharmacy USA:
United States	8,915
Puerto Rico	105
U.S. Virgin Islands	1
9,021

Retail Pharmacy International:
United Kingdom	2,336
Mexico	1,165
Chile	317
Thailand	285
Norway	151
The Republic of Ireland	89
The Netherlands	59
Lithuania	26
4,428
Walgreens Boots Alliance total	13,449

The Company operated 22 retail distribution centers with a total of approximately 14 million square feet of space, of which 13 locations were owned. Geographically, 17 of these retail distribution centers were located in the United States and five were located outside of the United States. In addition, the Company used public warehouses and third-party distributors to handle certain retail distribution needs. The Company’s Retail Pharmacy USA division also operated one prescription mail service facility which occupied approximately 110 thousand square feet.

The Company operated 306 pharmaceutical distribution centers located outside of the United States, of which 117 were owned. These pharmaceutical distribution centers occupied approximately 15 million square feet and were operated by the Pharmaceutical Wholesale division, which supplied third-party customers as well as the Retail Pharmacy International division in certain countries.

The Company operated 29 principal office facilities, which occupied approximately 2.7 million square feet. Eleven of these principal office facilities were owned, and four of which were located in the United States.

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

Item 4.  Mine safety disclosures
Not applicable.

Information about our executive officers
The following table sets forth, for each person currently serving as an executive officer of the Company, the name, age (as of October 15, 2020) and office(s) held by such person:

Name	Age	Office(s) held
James A. Skinner	75	Executive Chairman of the Board
Stefano Pessina	79	Executive Vice Chairman and Chief Executive Officer
Ornella Barra	66	Co-Chief Operating Officer
Alexander W. Gourlay	60	Co-Chief Operating Officer
James Kehoe	57	Executive Vice President and Global Chief Financial Officer
Marco Pagni	58	Executive Vice President, Global Chief Administrative Officer and General Counsel
Kathleen Wilson-Thompson	63	Executive Vice President and Global Chief Human Resources Officer
Heather Dixon	48	Senior Vice President, Global Controller and Chief Accounting Officer

Set forth below is information regarding the principal occupations and employment and business experience over the past five years for each executive officer. Executive officers are elected by, and serve at the discretion of, the Board of Directors. Unless otherwise stated, employment is by Walgreens Boots Alliance.
Mr. Skinner has served as Executive Chairman since January 2015, having served as non-executive Chairman of the Board from July 2012 to January 2015. Mr. Skinner previously served McDonald’s Corporation as Vice Chairman from January 2003 to June 2012, as Chief Executive Officer from November 2004 to June 2012 and as a director from 2004 to June 2012. Mr. Skinner served as a director of Illinois Tool Works Inc. from 2005 to May 2020 and of HP Inc. (f/k/a Hewlett-Packard Company) from July 2013 to November 2015.

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

Mr. Kehoe has served as Executive Vice President and Global Chief Financial Officer since June 2018. Previously, he served Takeda Pharmaceutical Company Limited as Global Chief Financial Officer and Corporate Officer from June 2016 to March 2018 and as a board director June 2017 to May 2018. He previously served as Executive Vice President and Chief Financial Officer of Kraft Foods Group, Inc. from February 2015 to July 2015. Previously, he worked for Gildan Activewear Inc., a supplier of branded family apparel in Canada, where he served as Executive Vice President and Chief Financial and Administrative Officer earlier in 2015. Prior to that, he was Senior Vice President, Operating Excellence at Mondelēz International, Inc. from November 2013 until December 2014. Mr. Kehoe joined Kraft in 1988 and held a variety of senior-

level positions, including serving as Senior Vice President, Corporate Finance from October 2012 to October 2013, and Senior Vice President, Finance of Kraft Foods North America from November 2010 until September 2012.

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

Ms. Wilson-Thompson has served as Executive Vice President and Global Chief Human Resources Officer since December 2014. Previously, she served as Senior Vice President and Chief Human Resources Officer of Walgreens from January 2010 to December 2014. Prior to that, she served in a variety of legal and operational positions at Kellogg Company, most recently as Senior Vice President, Global Human Resources from July 2005 to December 2009. She has served as a director of Tesla, Inc., an automotive and energy company, since 2018. Ms. Wilson-Thompson served as a director of Ashland Global Holdings Inc., a global specialty chemicals company, from 2017 to May 2020 and Vulcan Materials Company, a producer of construction aggregates, from 2009 to 2018.

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

On July 27, 2020, the Company announced a search for a new Chief Executive Officer. The Company also announced that when the new Chief Executive Officer takes office, Mr. Pessina will resign as Chief Executive Officer and Executive Vice Chairman of the Board and be appointed as the Executive Chairman of the Board (subject to applicable law, including fiduciary duties) and Mr. Skinner will resign as Executive Chairman of the Board, while remaining on the Board to provide continuity to the Board during the management transition.

Mr. Pessina and Ms. Barra are partners and share a private residence. There are no other family relationships among any of our directors or executive officers.

PART II

Item 5.  Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Walgreens Boots Alliance’s common stock is listed on the Nasdaq Stock Market under the symbol WBA. As of August 31, 2020, there were approximately 50,600 holders of record of Walgreens Boots Alliance common stock.

The Company has paid cash dividends every quarter since 1933. Future dividends will be determined based on earnings, capital requirements, financial condition and other factors considered relevant by the Walgreens Boots Alliance Board of Directors.

The following table provides information about purchases made by the Company during the quarter ended August 31, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or programs[1]
6/1/20 - 6/30/20	3,766,035	$42.94	3,766,035	$2,056,933,590
7/1/20 - 7/31/20	1,266,396	42.25	1,266,396	2,003,419,960
8/1/20 - 8/31/20	—	—	—	2,003,419,960
	5,032,431	$42.77	5,032,431	$2,003,419,960
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

Item 6.  Selected financial data
Five-Year Summary of Selected Consolidated Financial Data
Walgreens Boots Alliance, Inc. and Subsidiaries
(in millions, except per share amounts)

Fiscal year	2020	2019	2018	2017	2016
Sales	$139,537	$136,866	$131,537	$118,214	$117,351
Cost of sales	111,520	106,790	100,745	89,052	87,477
Gross profit	28,017	30,076	30,792	29,162	29,874
Selling, general and administrative expenses[1]	27,045	25,242	24,694	23,813	23,841
Equity earnings in AmerisourceBergen[2]	341	164	191	135	37
Operating income	1,312	4,998	6,289	5,484	6,070
Other income (expense)[1,3]	70	233	302	62	(330)
Earnings before interest and income tax provision	1,382	5,231	6,591	5,546	5,740
Interest expense, net	639	704	616	693	596
Earnings before income tax provision	743	4,527	5,975	4,853	5,144
Income tax provision	360	588	998	760	997
Post tax earnings from other equity method investments	41	23	54	8	44
Net earnings	424	3,962	5,031	4,101	4,191
Net earnings attributable to noncontrolling interests	(32)	(20)	7	23	18
Net earnings attributable to Walgreens Boots Alliance, Inc.	$456	$3,982	$5,024	$4,078	$4,173
Per Common Share
Net earnings
Basic	$0.52	$4.32	$5.07	$3.80	$3.85
Diluted	0.52	4.31	5.05	3.78	3.82
Dividends declared	1.840	1.778	1.640	1.525	1.455
Balance Sheet
Total assets[4]	$87,174	$67,598	$68,124	$66,009	$72,688
Long-term debt	12,203	11,098	12,431	12,684	18,705
Total Walgreens Boots Alliance, Inc. shareholders’ equity	20,637	23,512	26,007	27,466	29,880
Noncontrolling interests	498	641	682	808	401
Total equity	$21,136	$24,152	$26,689	$28,274	$30,281
1The Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715) as of September 1, 2018 (fiscal 2019) on a retrospective basis. The impact on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $125 million, $73 million, and $(69) million for the fiscal years ended August 31, 2018, 2017, and 2016, respectively.
2Effective March 18, 2016, the Company began accounting for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag. Due to the March 18, 2016 effective date and the two-month reporting lag, the Company’s results for the 12 month period ended August 31, 2016 include approximately three and a half months of equity method income relating to its investment in AmerisourceBergen. Similarly, results for the 12 month period ended August 31, 2017 include approximately ten and a half months of equity income reflecting the Company’s increased ownership following the exercise on August 25, 2016 of the second tranche of warrants.
3Fiscal 2019 primarily reflects gain recognition resulting from the termination of the option granted to Rite Aid to become a member of the Company’s group purchasing organization. Fiscal 2018 includes the gain on sale of the Company’s equity interest in Premise Health Holding Corp., partially offset by the impairment of the Company’s equity method investment in Guangzhou Pharmaceuticals Corporation. In fiscal 2016, the Company recorded other income (expense) of $(517) million from fair value adjustments of the AmerisourceBergen warrants and the amortization of the deferred credit associated with the initial value of the warrants. Fiscal 2016 also includes income of $268 million related to the change in accounting method for the Company’s investment in AmerisourceBergen.
4The Company adopted ASU 2016-02, Leases (Topic 842) on September 1, 2019, which resulted in the recognition of right-of-use assets of $22 billion and lease liabilities of $24 billion. See Note 1, summary of major accounting policies under new accounting pronouncements, for further information.

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

Certain amounts in the Consolidated Financial Statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts for fiscal 2019 and fiscal 2020.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global leader in retail and wholesale pharmacy. Its operations are conducted through three reportable segments:
•Retail Pharmacy USA;
•Retail Pharmacy International; and
•Pharmaceutical Wholesale

See note 16, segment reporting and note 17, sales further information.

FACTORS AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of the coronavirus COVID-19 ("COVID-19") pandemic on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payer and customer relationships and terms and associated reimbursement pressure; changes in pharmaceutical manufacturers’ pricing or distribution policies; strategic transactions and acquisitions, including the acquisition of stores and other assets from Rite Aid; joint ventures and other strategic collaborations; changes in laws, including the U.S. tax law changes; changes in trade, tariffs, including trade relations between the United States and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; the impacts of looting, natural disasters, war, terrorism and other catastrophic events; and changes in general economic conditions in the markets in which the Company operates. These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

Estimated COVID-19 impacts and uncertainties
In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. COVID-19 has severely impacted, and is expected to continue to impact, the economies of the U.S., the UK and other countries around the world. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, all of which have adversely affected and may continue to adversely affect our industries and our business operations. Further, financial and credit markets have experienced and may again experience volatility and turmoil. Policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, temporary closure or reduced hours of operation of certain store locations in U.S., UK and other countries, reduced customer traffic and sales in our retail pharmacies and the adoption of work-from-home policies.

COVID-19 adversely affected global economic conditions in fiscal 2020 and the Company expects this will continue into fiscal 2021 and possibly longer. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business. As COVID-19 impacts the economies of the U.S. and other countries around the world, the Company has put preparedness plans in place at our facilities to maintain continuity of our operations, while also taking steps to keep our team members healthy and safe.

During the fiscal 2020, we experienced certain adverse impacts of COVID-19, particularly in the second half of fiscal 2020. Sales were adversely impacted with the majority of the decline within the Retail Pharmacy International division, reflecting a significant reduction in footfall in Boots UK stores, particularly in major high street, train stations and airport locations due to government restrictions. Footfall did, however, improve steadily in the fourth quarter compared with the third quarter. While most Boots stores remained open throughout the UK lockdown to provide communities with pharmacy and essential healthcare, our largest premium beauty and fragrance counters were effectively closed. During the three months ended May 31, 2020, more than 100 Boots stores, mainly in high street, train stations and airport locations, were temporarily closed as were nearly all of the 600 Boots Opticians stores. Globally pharmacy volume was impacted by a decline in doctor visits and hospital patient admissions in the third quarter. However, trends improved in the three months ended August 31, 2020 in new to therapy scripts compared to the prior quarter. Additionally, retail gross margin was adversely impacted by sales mix, with a shift from higher margin discretionary categories to lower margin essential categories, and by higher supply chain costs. The Company took measures to keep stores open during COVID-19, incurring incremental selling, general and administrative expenses, including higher employee costs and store expenses related to social distancing and incremental cleaning. Operating income was significantly and adversely impacted as a result of the foregoing factors. In addition, due to the significant impact of COVID-19 on the financial performance of the Retail Pharmacy International division, the company completed a quantitative impairment analysis for goodwill and certain intangibles in Boots UK, which resulted in the recording of non-cash pre-tax impairment charges of $2.0 billion during the three months ended May 31, 2020.

In an effort to strengthen our liquidity position while navigating COVID-19, we have taken a number of proactive steps since March 2020, including the issuance of $1.5 billion of debt securities, entry into new and extended credit facilities, establishing a euro commercial paper program and suspending activity under our 2018 stock repurchase program, as described in Liquidity and Capital Resources below.

In response to COVID-19, various domestic and foreign federal, state and local governmental legislation, regulations, orders, policies and initiatives have been implemented designed to reduce the transmission of COVID-19, as well as to help address economic and market volatility and instability resulting from COVID-19. The Company has assessed and will continue to assess the impact of these governmental actions on the Company. It has participated in certain of these programs, including for example availing itself to certain tax deferrals which were introduced by the CARES Act in the U.S. and certain tax deferral and benefit and employee wage support in the UK, and may continue to do so in the future.

The Company has also taken a number of proactive actions consistent with regulatory directives, such as digital 'order ahead' drive-thru with an increased range of products available for drive-thru pick-up, and put in place new delivery options available nationwide in the U.S. To continue to work with customers and manage through the pandemic, the Company has launched a new COVID-19 testing program for businesses and also completed more than two million COVID-19 tests across the US and UK. The Company also took certain actions during fiscal 2020 to partly mitigate the impact of COVID-19 through cost containment across the Company including temporary store closures, furloughing approximately 16,000 UK employees at the peak of the crisis, decreasing store hours and reducing rent at some locations.

As a result of COVID-19, a portion of our global workforce, including employees and extended workforce, rapidly shifted to a working from home environment beginning in March 2020 and many continue to work remotely. While our system of internal controls were not specifically designed and implemented to accommodate for this shift, we have evaluated and concluded that these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting during the second half of fiscal 2020 as described in Item 9A. Controls and procedures below. The Company will continue to monitor and assess the COVID-19 situation and its internal controls and seek to mitigate any impact on their design and operating effectiveness.

The Company anticipates additional mandates and directives, including revisions thereto, from foreign, federal, state, county and city authorities throughout the continuation of the COVID-19 pandemic and for some time thereafter. The impact of this activity on the U.S. and global economies and consumer, customer and health care utilization patterns depends upon the evolving factors and future developments. As a result, the financial and/or operational impact these COVID-19 related governmental actions and inactions will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the collective impact could be material and adverse.

We continue to closely monitor the impact of COVID-19 on our business and geographies, including how it is impacting our customers, team members, suppliers, vendors, business partners and distribution channels. However, the future impact that COVID-19 will have on our financial position and operating results may be affected by numerous uncertainties, including the severity of the virus, the duration of the outbreak, governmental, business or other actions, impacts on our supply chain, the effect on customer demand, store closures or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our stores, distribution facilities, wholesale operations and other critical functions cannot be predicted and is vital to our operations. The impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets and consumer spending, as well as other unanticipated consequences, remain unknown. Further, additional waves of COVID-19 in fiscal 2021 or beyond would cause many of the impacts described herein to return or be exacerbated. In addition, we cannot predict with certainty the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners; however, any material effect on these parties could adversely impact us.

For further information, please see item 1A, risk factors in this report, which is incorporated herein by reference. The Company’s current expectations described above are forward-looking statements and our actual results may differ. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements”, and in item 1A, risk factors, in this report.

U.S. recent events
During the fiscal 2020, significant looting impacted certain stores with varying degrees of damage throughout the United States. As a result, the Company recognized $68 million charge during the fiscal 2020 for estimated store damage and inventory losses, net of insurance recoveries. The resulting store closures adversely affected sales.

Store damage and inventory losses related to these recent events are recognized as the costs are incurred in accordance with Generally Accepted Accounting Principles (“GAAP”). The Company treats these charges as special items impacting comparability of results in its earnings disclosures.

The impact of Brexit
Following the June 2016 advisory referendum, the United Kingdom withdrew from the European Union (“Brexit”) on January 31, 2020. It began a transition period until December 31, 2020 in which to negotiate a new trading relationship for goods and services. Failure to complete negotiations by the deadline could result in the United Kingdom becoming subject to trade agreements with the European Union that are less favorable than those currently in effect. In addition, since the referendum, there has been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market condition in the United Kingdom. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the United Kingdom from the European Union will have on our business, particularly United Kingdom and other European operations; however, Brexit and its related effects could have a material impact on the Company’s consolidated financial position or operating results. For more information relating to this topic, see “Risk Factors-Our substantial international business operations subject us to a number of operating, economic, political, regulatory and other international business risks.”

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a transformational cost management program that was expected at that time to deliver in excess of $1.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). As of the date of this report, the Company now expects to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022, an increase from the previously reported expectations of annual cost savings in excess of $1.8 billion in October 2019 and $1.5 billion in April 2019. The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores including plans to exit approximately 200 Boots stores in the United Kingdom and approximately 250 stores in the United States, as compared to the 200 stores previously reported in July 2020.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its GAAP financial results of approximately $2.1 billion to $2.4 billion, of which $1.8 billion to $2.1 billion are expected to be recorded as exit and disposal activities. The Company estimates that approximately 80% of the cumulative pre-tax charges relating to the Transformational Cost Management Program will result in future cash expenditures, primarily related to employee severance and business transition costs, IT transformation and lease and other real estate payments.

The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to Transformational Cost Management Program as follows:

Transformational Cost Program Activities	Range of Charges
Lease obligations and other real estate costs[1]	$350 to 400 million
Asset impairments[2]	$350 to 400 million
Employee severance and business transition costs	$850 to 950 million
Information technology transformation and other exit costs	$250 to 300 million
Total cumulative pre-tax exit and disposal charges	$1.8 to 2.1 billion
Other IT transformation costs	$300 to 350 million
Total estimated pre-tax charges	$2.1 to 2.4 billion
1Includes impairments relating to operating lease right-of-use and finance lease assets.
2Primarily related to fixed asset write-offs from store closures, information technology and other asset write-offs.

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

Since the inception of the Transformational Cost Management Program to August 31, 2020, the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $1.3 billion, of which $1.2 billion is recorded as exit and disposal activities. See note 3, exit and disposal activities, for additional information. These charges included $242 million related to lease obligations and other real estate costs, $350 million in asset impairments, $420 million in employee severance and business transition costs, $140 million of information technology transformation and other exit costs, and $118 million in other information technology costs.

Costs under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses and included in the fiscal year ended August 31, 2020 and August 31, 2019 were as follows (in millions):

Twelve Months Ended August 31, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs[1]	$204	$10	$2	$217
Asset impairments	51	21	19	90
Employee severance and business transition costs	159	95	42	295
Information technology transformation and other exit costs	72	42	4	118
Total pre-tax exit and disposal charges	$486	$168	$66	$720
Other IT transformation costs	55	18	1	73
Total pre-tax charges	$540	$186	$67	$793
1Includes $166 million in impairments relating to operating lease right-of-use and finance lease assets.

Twelve Months Ended August 31, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$5	$19	$1	$25
Asset impairments[1]	95	67	98	260
Employee severance and business transition costs	42	34	49	125
Information technology transformation and other exit costs	5	10	7	22
Total pre-tax exit and disposal charges	$147	$130	$154	$432
Other IT transformation costs	42	3	1	45
Total pre-tax charges	$189	$133	$155	477
1Primarily includes write down of leasehold improvements, certain software and inventory.

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

RITE AID TRANSACTION
As of August 31, 2020, the Company has completed the acquisition of all 1,932 Rite Aid stores, three distribution centers, and related inventory from Rite Aid Corporation for $4.375 billion in cash and other consideration pursuant to an amended and restated asset purchase agreement entered into in September 2017.

The Company incurred $1.2 billion in costs and delivered $675 million in annual synergies and savings upon completion of the integration of the acquired stores and related assets and the completion of the Store Optimization Program described below.

Integration of acquired stores and related assets
The Company completed the integration of the acquired stores and related assets during the fiscal year ended August 31, 2020. Since fiscal 2018, the Company has recognized cumulative pre-tax charges of $813 million, which include pre-tax charges of $295 million for the twelve months ended August 31, 2020 related to integration of the acquired stores and related assets. These charges were reported as acquisition-related costs and are treated as special items impacting comparability of results in its earnings disclosures. The Company has achieved annual synergies from the transaction of more than $325 million derived primarily from procurement, cost savings and other operational matters. In addition, the Company spent $503 million on store conversions and related activities.

Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the
Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite
Aid. The Company closed 769 stores and related assets, as compared to its previous estimate of 750 stores and related assets. The actions under the Store Optimization Program commenced in March 2018 and were completed in the fourth quarter of fiscal 2020. The Company has achieved the targeted cost savings of $350 million from the Store Optimization Program.

The Company recognized cumulative pre-tax charges to its GAAP financial results of $349 million , primarily within selling, general and administrative expenses, including costs associated with lease obligations and other real estate costs and employee severance and other exit costs. The Company incurred pre-tax charges of approximately $160 million for lease obligations and other real estate costs and approximately $189 million for employee severance and other exit costs. Substantially all of the cumulative pre-tax charges resulted in cash expenditures for the Company. Store Optimization Program charges were treated as special items impacting comparability of results in its earnings disclosures.

INVESTMENT IN AMERISOURCEBERGEN
As of August 31, 2020, the Company owned 56,854,867 shares of AmerisourceBergen common stock (representing approximately 28% of its outstanding common stock based on most recent share count publicly reported by AmerisourceBergen) and may, subject to certain conditions, acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market.

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

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for fiscal 2020, 2019 and 2018:

	(in millions, except per share amounts)
	2020	2019	2018
Sales	$139,537	$136,866	$131,537
Gross profit	28,017	30,076	30,792
Selling, general and administrative expenses[1]	27,045	25,242	24,694
Equity earnings in AmerisourceBergen	341	164	191
Operating income[1]	1,312	4,998	6,289
Adjusted operating income (Non-GAAP measure)[1,2]	5,211	6,942	7,679
Earnings before interest and income tax provision	1,382	5,231	6,591
Net earnings attributable to Walgreens Boots Alliance, Inc.	456	3,982	5,024
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[2]	4,175	5,529	5,985
Net earnings per common share – diluted	0.52	4.31	5.05
Adjusted net earnings per common share – diluted (Non-GAAP measure)[2]	4.74	5.99	6.02

	Percentage increases (decreases)
	2020	2019	2018
Sales	2.0	4.1	11.3
Gross profit	(6.8)	(2.3)	5.6
Selling, general and administrative expenses[1]	7.1	2.2	3.7
Operating income[1]	(73.7)	(20.5)	14.7
Adjusted operating income (Non-GAAP measure)[1,2]	(24.9)	(9.6)	2.8
Earnings before interest and income tax provision	(73.6)	(20.6)	18.8
Net earnings attributable to Walgreens Boots Alliance, Inc.	(88.5)	(20.7)	23.2
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[2]	(24.5)	(7.6)	8.8
Net earnings per common share – diluted	(88.0)	(14.6)	33.6
Adjusted net earnings per common share – diluted (Non-GAAP measure)[2]	(20.8)	(0.5)	18.0

	Percent to sales
	2020	2019	2018
Gross margin	20.1	22.0	23.4
Selling, general and administrative expenses[1]	19.4	18.4	18.8
1The Company adopted ASU 2017-07 Topic 715 as of September 1, 2018 (fiscal 2019) on a retrospective basis. The impact on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $125 million for the fiscal year ended August 31, 2018.

2See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
The following information summarizes our results of operations for fiscal 2020 compared to fiscal 2019. For discussion related to the results of operations by segment for fiscal 2019 compared to fiscal 2018, refer to Part II, Item 7. Management’s discussion and analysis of financial condition and results of operations in our fiscal 2019 Form 10-K, which was filed with the United States Securities and Exchange Commission on October 28, 2019.

Fiscal 2020 compared to fiscal 2019
Fiscal 2020 net earnings attributable to Walgreens Boots Alliance decreased 88.5 percent to $456 million, while diluted net earnings per share decreased 88.0 percent to $0.52 compared with the prior year. The decrease primarily reflects third quarter non-cash impairment charges, adverse COVID-19 impacts, lower U.S. pharmacy gross profit, and year on year bonus changes partially offset by savings from Transformational Cost Management Program. Diluted net earnings per share was positively affected by a lower number of shares outstanding compared with the prior year.

Other income for fiscal 2020 was $70 million compared to $233 million for fiscal 2019. The decrease primarily reflects gains resulting from the termination of the option granted to Rite Aid to become a member of the Company’s group purchasing organization in fiscal 2019.

Interest was a net expense of $639 million and $704 million in fiscal 2020 and 2019, respectively.

The effective tax rate for fiscal 2020 and 2019 was 48.5% and 13.0%, respectively. The net increase in the effective tax rate was primarily attributable to third quarter non-tax deductible impairment charges and deferred tax impact of the UK rate change.

Adjusted diluted net earnings per share (Non-GAAP measure) fiscal 2020 compared to fiscal 2019
Adjusted net earnings attributable to Walgreens Boots Alliance in fiscal 2020 decreased 24.5 percent to $4.2 billion compared with the prior year. Adjusted diluted net earnings per share in fiscal 2020 decreased 20.8 percent to $4.74 compared with the prior year. Adjusted net earnings and adjusted diluted earnings per share were both negatively impacted by 0.2 percentage points as a result of currency translation.

Excluding the impact of currency translation, the decrease in adjusted net earnings for fiscal 2020 was primarily due to COVID-19 adverse impacts, lower U.S. pharmacy gross profit and year on year bonus changes partially offset by savings from the Transformational Cost Management Program. Adjusted diluted net earnings per share was positively affected by a lower number of shares outstanding compared with the prior year. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

RESULTS OF OPERATIONS BY SEGMENT

The following information summarizes our results of operations by segment for fiscal 2020 compared to fiscal 2019. For discussion related to the results of operations by segment for fiscal 2019 compared to fiscal 2018, refer to Part II, Item 7. Management's discussion and analysis of financial condition and results of operations in our fiscal 2019 Form 10-K, which was filed with the United States Securities and Exchange Commission on October 28, 2019.

Retail Pharmacy USA
This division comprises the retail pharmacy business operating in the United States.

	(in millions, except location amounts)
	2020	2019	2018
Sales	$107,701	$104,532	$98,392
Gross profit	22,211	23,511	23,758
Selling, general and administrative expenses[1]	19,515	19,424	18,971
Operating income[1]	2,696	4,088	4,787
Adjusted operating income (Non-GAAP measure)[1,2]	4,099	5,255	5,814

Number of prescriptions[3]	818.0	843.7	823.1
30-day equivalent prescriptions[3,4]	1,165.3	1,150.1	1,094.4
Number of locations at period end	9,028	9,285	9,569

	Percentage increases (decreases)
	2020	2019	2018
Sales	3.0	6.2	12.7
Gross profit	(5.5)	(1.0)	5.8
Selling, general and administrative expenses[1]	0.5	2.4	3.4
Operating income[1]	(34.1)	(14.6)	16.9
Adjusted operating income (Non-GAAP measure)[1,2]	(22.0)	(9.6)	3.7
Comparable store sales[5]	2.8	2.0	1.5
Pharmacy sales	4.3	8.6	17.2
Comparable pharmacy sales[5]	3.2	4.0	3.4
Retail sales	(0.4)	—	2.4
Comparable retail sales[5]	1.6	(2.4)	(2.4)
Comparable number of prescriptions[4,5]	(1.3)	(0.1)	0.8
Comparable 30-day equivalent prescriptions[3,4,5]	2.9	3.0	3.5

	Percent to sales
	2020	2019	2018
Gross margin	20.6	22.5	24.1
Selling, general and administrative expenses[1]	18.1	18.6	19.3
1The Company adopted ASU 2017-07 Topic 715 as of September 1, 2018 (fiscal 2019) on a retrospective basis. The impact for Retail Pharmacy USA on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $109 million for the fiscal year ended August 31, 2018.
2See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
3Includes immunizations.

4Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.
5Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable store sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions and comparable number of 30-day equivalent prescriptions refer to total sales, pharmacy sales, retail sales, number of prescriptions and number of 30-day equivalent prescriptions, respectively, in such stores. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods. The twelve months ended August 31, 2020 figures include an adjustment to remove February 29, 2020 results due to the leap year.

Sales fiscal 2020 compared to fiscal 2019
The Retail Pharmacy USA division’s sales for fiscal 2020 increased by 3.0% to $107.7 billion. Sales in comparable stores increased by 2.8% in fiscal 2020.

Pharmacy sales increased by 4.3% in fiscal 2020 and represented 74.7% of the division’s sales. The increase in fiscal 2020 is due to higher brand inflation and growth in specialty sales. In fiscal 2019, pharmacy sales increased 8.6% and represented 73.8% of the division’s sales. Comparable pharmacy sales increased 3.2% in fiscal 2020 compared to an increase of 4.0% in fiscal 2019. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.4% in fiscal 2020 compared to a reduction of 1.2% in fiscal 2019. The effect of generics on division sales was a reduction of 1.7% in fiscal 2020 compared to a reduction of 0.8% for fiscal 2019. Third-party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.2% of prescription sales for fiscal 2020 compared to 97.1% for fiscal 2019. The total number of prescriptions (including immunizations) filled in fiscal 2020 was 818.0 million compared to 843.7 million in fiscal 2019. Prescriptions (including immunizations) adjusted to 30-day equivalents were 1,165.3 million in fiscal 2020 compared to 1,150.1 million in fiscal 2019.

Retail sales decreased by 0.4% in fiscal 2020 and were 25.3% of the division’s sales. In comparison, fiscal 2019 retail sales were flat and comprised 26.2% of the division’s sales. Comparable retail sales increased 1.6% in fiscal 2020 and decreased 2.4% in fiscal 2019. The increase in comparable retail sales in fiscal 2020 was primarily driven by health & wellness, including a favorable cough cold and flu season and personal care categories partially offset by the continued de-emphasis of tobacco.

Operating income fiscal 2020 compared to fiscal 2019
Retail Pharmacy USA division’s operating income for fiscal 2020 decreased 34.1% to $2.7 billion. The decrease was primarily due to U.S pharmacy reimbursement pressure and COVID-19 adverse impacts partially offset by a reduction in selling, general and administrative expenses as a percentage of sales.

Gross margin was 20.6% in fiscal 2020 compared to 22.5% in fiscal 2019. Gross margin was negatively impacted in fiscal 2020 by pharmacy margins, which were negatively impacted by reimbursement pressure. The decrease in pharmacy margins was partially offset by the favorable impact of procurement efficiencies.

Selling, general and administrative expenses as a percentage of sales were 18.1% in fiscal 2020 compared to 18.6% in fiscal 2019. As a percentage of sales, expenses were lower in the current period primarily due to savings related to the Transformational Cost Management Program and gains on sale-leaseback transactions partially offset by costs related to the Company's Transformational Cost Management Program and year-on-year bonus impact.

Adjusted operating income (Non-GAAP measure) fiscal 2020 compared to fiscal 2019
Retail Pharmacy USA division’s adjusted operating income for fiscal 2020 decreased 22.0% to $4.1 billion. The decrease was primarily due to lower pharmacy margins, which were negatively impacted by reimbursement pressure, and COVID-19 adverse impacts partially offset by a reduction in selling, general, and administrative expenses as a percentage of sales.

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

	(in millions, except location amounts)
	2020	2019	2018
Sales	$10,004	$11,462	$12,281
Gross profit	3,741	4,522	4,958
Selling, general and administrative expenses[1]	5,858	4,084	4,134
Operating income (loss)[1]	(2,117)	438	824
Adjusted operating income (Non-GAAP measure)[1,2]	130	747	929
Number of locations at period end	4,428	4,605	4,767

	Percentage increases (decreases)
	2020	2019	2018
Sales	(12.7)	(6.7)	4.0
Gross profit	(17.3)	(8.8)	4.3
Selling, general and administrative expenses[1]	43.4	(1.2)	3.8
Operating income[1]	(583.4)	(46.8)	6.9
Adjusted operating income (Non-GAAP measure)[1,2]	(82.6)	(19.6)	(1.1)

Comparable store sales in constant currency[3]	(10.4)	(1.7)	(1.4)
Pharmacy sales	(4.3)	(6.4)	4.3
Comparable pharmacy sales in constant currency[3]	0.3	(0.9)	(1.2)
Retail sales	(17.4)	(6.8)	3.8
Comparable retail sales in constant currency[3]	(17.2)	(2.2)	(1.5)

	Percent to sales
	2020	2019	2018
Gross margin	37.4	39.5	40.4
Selling, general and administrative expenses[1]	58.6	35.6	33.7
1The Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715) as of September 1, 2018 (fiscal 2019) on a retrospective basis. The impact for Retail Pharmacy International on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $18 million for the fiscal year ended August 31, 2018.
2See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
3Comparable stores in constant currency are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable stores for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable store sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency refer to total sales, pharmacy sales and retail sales, respectively, in such stores. The method of calculating comparable sales in constant currency varies across the retail industry. As a result, our method of calculating comparable sales in constant currency may not be the same as other retailers’ methods. The Company presents certain information related to current period operating results in “constant currency,” which is a non-GAAP financial measure. Comparable store sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency exclude the effects of fluctuations in foreign currency exchange rates. See “--Non-GAAP Measures.” The twelve months ended August 31, 2020 figures include an adjustment to remove February 29, 2020 results due to the leap year.

Sales fiscal 2020 compared to fiscal 2019
Retail Pharmacy International division’s sales for fiscal 2020 decreased 12.7% to $10.0 billion. The negative impact of currency translation on sales was 1.6 percentage points. Comparable stores sales in constant currency decreased 10.4 percent mainly due to lower retail sales in Boots UK, driven by a reduction in store foot traffic due to the impact of COVID-19.

Pharmacy sales decreased 4.3% in fiscal 2020 and represented 39.0% of the division’s sales. The negative impact of currency translation on pharmacy sales was 2.7 percentage points. Comparable pharmacy sales in constant currency increased 0.3 percent as favorable National Health Service reimbursement levels mitigated the impact of lower prescription volume and reduced demand for services during the COVID-19 pandemic in Boots UK.

Retail sales decreased 17.4% for fiscal 2020 and represented 61.0% of the division’s sales. The negative impact of currency translation on retail sales was 1.0 percentage points. Comparable retail sales in constant currency decreased 17.2 percent reflecting lower Boots UK retail sales, as footfall in stores in the second half of the year was significantly reduced due to COVID-19, particularly in major high street, train station and airport locations.

Operating income fiscal 2020 compared to fiscal 2019
Retail Pharmacy International division’s operating loss for fiscal 2020 was $2.1 billion, compared to an operating income of $438 million in fiscal 2019. Operating income was positively impacted by 2.1 percentage points ($9 million) of currency translation. Excluding the impact of currency translation, the decrease in operating income was primarily in the UK, due to goodwill and intangible asset impairment charges in the Boots reporting unit and lower gross profit reflecting lower sales from COVID-19 restrictions in Boots UK and Opticians.

Gross profit decreased 17.3% in fiscal 2020. Gross profit was negatively impacted by 1.3 percentage points ($60 million) of currency translation, the remaining decrease was mainly due to lower retail sales in Boots UK and Opticians, higher fulfillment costs and lower supplier contributions.

Selling, general and administrative expenses increased 43.4% from fiscal 2019. Expenses were positively impacted by 1.7 percentage points ($69 million) as a result of currency translation. Excluding the impact of currency translation, the increase was almost entirely due to goodwill and intangible asset impairment charges in the Boots reporting unit partially offset by short term cost mitigation initiatives. As a percentage of sales, selling, general and administrative expenses were 58.6% in fiscal 2020, compared to 35.6% in the prior fiscal year.

Adjusted operating income (Non-GAAP measure) fiscal 2020 compared to fiscal 2019
Retail Pharmacy International division’s adjusted operating income for fiscal 2020 decreased 82.6% to $130 million. Adjusted operating income was positively impacted by 1.0 percentage points ($8 million) of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income was primarily due to lower retail sales in the UK including the impact of COVID-19. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

	(in millions)
	2020	2019	2018
Sales	$23,958	$23,053	$23,006
Gross profit	2,063	2,041	2,081
Selling, general and administrative expenses[1]	1,672	1,734	1,594
Equity earnings from AmerisourceBergen	341	164	191
Operating income[1]	732	471	678
Adjusted operating income (Non-GAAP measure)[1,2]	980	939	936

	Percentage increases (decreases)
	2020	2019	2018
Sales	3.9	0.2	8.6
Gross profit	1.1	(1.9)	5.9
Selling, general and administrative expenses[1]	(3.6)	8.8	7.6
Equity earnings from AmerisourceBergen	107.5	(14.2)	41.5
Operating income[1]	55.2	(30.4)	9.5
Adjusted operating income (Non-GAAP measure)[1,2]	4.4	0.4	1.5
Comparable sales in constant currency[3]	6.5	8.0	4.2

	Percent to sales
	2020	2019	2018
Gross margin	8.6	8.9	9.0
Selling, general and administrative expenses[1]	7.0	7.5	6.9
1The Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715) as of September 1, 2018 (fiscal 2019) on a retrospective basis. The impact for Pharmaceutical Wholesale on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $(2) million for the fiscal year ended August 31, 2018.
2See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
3Comparable sales in constant currency are defined as sales excluding acquisitions and dispositions. The Company presents certain information related to current period operating results in “constant currency,” which is a non-GAAP financial measure. Comparable sales in constant currency exclude the effects of fluctuations in foreign currency exchange rates. See “--Non-GAAP Measures” below.

Sales fiscal 2020 compared to fiscal 2019
Pharmaceutical Wholesale division’s sales for the fiscal 2020 increased 3.9% to $24.0 billion. Sales were negatively impacted by 2.5 percentage points as a result of currency translation. Comparable sales in constant currency increased 6.5% led by growth in the UK and emerging markets.

Operating income fiscal 2020 compared to fiscal 2019
Pharmaceutical Wholesale division’s operating income for fiscal 2020, was $732 million, including $341 million from the company's equity earnings in AmerisourceBergen. This compared with operating income of $471 million in fiscal 2019, including $164 million from the Company’s equity earnings in AmerisourceBergen. Operating income was negatively impacted by $14 million as a result of currency translation. The increase in operating income was primarily due to costs related to the Transformational Cost Management Program in fiscal 2019.

Gross profit increased 1.1% from the prior fiscal year. Gross profit was negatively impacted by 2.2 percentage points ($44 million) as a result of currency translation. Excluding the impact of currency translation, the increase in gross profit was primarily due to sales growth, partially offset by lower gross margin.

Selling, general and administrative expenses decreased 3.6% from the prior fiscal year. Expenses were positively impacted by 1.8 percentage points ($30 million) as a result of currency translation. Excluding the impact of currency translation, the decrease was primarily due to costs related to the Transformational Cost Management Program in fiscal 2019, partially offset by the impact of sales growth. As a percentage of sales, selling, general and administrative expenses were 7.0% in fiscal 2020, compared to 7.5% in fiscal 2019.

Adjusted operating income (Non-GAAP measure) fiscal 2020 compared to fiscal 2019
Pharmaceutical Wholesale division’s adjusted operating income for fiscal 2020, which included $437 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 4.4% to $980 million. Adjusted operating income was negatively impacted by 1.5 percentage points ($14 million) as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income over the prior fiscal year was primarily due to higher sales and a higher contribution from AmerisourceBergen, partially offset by lower gross margin and higher adjusted selling, general and administrative expenses. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NON-GAAP MEASURES AND KEY PERFORMANCE INDICATORS
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

	(in millions)
	Twelve months ended August 31, 2020
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$2,696	$(2,117)	$732	$2	$1,312
Impairment of goodwill and intangible assets	32	1,984	—	—	2,016
Transformational cost management	540	186	67	—	793
Acquisition-related amortization	309	75	77	—	461
Acquisition-related costs	306	2	8	—	316
Adjustments to equity earnings in AmerisourceBergen	—	—	97	—	97
LIFO provision	95	—	—	—	95
Store damage and inventory losses[1]	68	—	—	—	68
Store optimization	53	—	—	—	53
Adjusted operating income (Non-GAAP measure)	$4,099	$130	$980	$2	$5,211

	(in millions)
	Twelve months ended August 31, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$4,088	$438	$471	$1	$4,998
Impairment of goodwill and intangible assets	—	73	—	—	73
Transformational cost management	189	133	155	—	477
Acquisition-related amortization[2]	315	100	78	—	493
Acquisition-related costs	300	3	1	—	303
Adjustments to equity earnings in AmerisourceBergen	—	—	233	—	233
LIFO provision	136	—	—	—	136
Store optimization	196	—	—	—	196
Certain legal and regulatory accruals and settlements	31	—	—	—	31
Adjusted operating income (Non-GAAP measure)	$5,255	$747	$939	$1	$6,942

	(in millions)
	Twelve months ended August 31, 2018
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)[3]	$4,787	$824	$678	$—	$6,289
Acquisition-related amortization	260	105	83	—	448
Acquisition-related costs	231	—	—	—	231
Adjustments to equity earnings in AmerisourceBergen	—	—	175	—	175
Store optimization	100	—	—	—	100
LIFO provision	84	—	—	—	84
Asset recovery	(15)	—	—	—	(15)
Hurricane-related costs	83	—	—	—	83
Certain legal and regulatory accruals and settlements	284	—	—	—	284
Adjusted operating income (Non-GAAP measure)[3]	$5,814	$929	$936	$—	$7,679
1Store damage and inventory losses as a result of looting in the U.S., net of insurance recoveries.
2Excludes impairment of $73 million for indefinite-lived pharmacy licenses intangible asset recorded during the three months ended August 31, 2019, in the Boots reporting unit within the Retail Pharmacy International segment, presented within "Impairment of goodwill and intangible assets".
3The Company adopted new accounting guidance in Accounting Standards Update 2017-07 as of September 1, 2018 (fiscal 2019) on a retrospective basis for the Consolidated Statements of Earnings presentation. This change resulted in reclassification of all the other net cost components (excluding service cost component) of net pension cost and net postretirement benefit cost from selling, general and administrative expenses to other income (expense) with no impact on the Company’s net earnings.

	(in millions)
	2020	2019	2018
Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$456	$3,982	$5,024

Adjustments to operating income:
Impairment of goodwill and intangible assets	2,016	73	—
Transformational cost management	793	477	—
Acquisition-related amortization[1]	461	493	448
Acquisition-related costs	316	303	231
Adjustments to equity earnings in AmerisourceBergen	97	233	175
LIFO provision	95	136	84
Store damage and inventory losses[2]	68	—	—
Store optimization	53	196	100
Certain legal and regulatory accruals and settlements	—	31	284
Hurricane-related costs	—	—	83
Asset recovery	—	—	(15)
Total adjustments to operating income	3,898	1,944	1,390

Adjustments to other income (expense):
Impairment of equity method investment	71	—	178
Termination of option granted to Rite Aid	—	(173)	—
Gain on sale of equity method investment	(1)	—	(322)
Net investment hedging (gain) loss	(11)	18	(21)
Total adjustments to other income (expense)	59	(155)	(165)

Adjustments to interest expense, net:
Prefunded acquisition financing costs	—	—	29
Total adjustments to interest expense, net	—	—	29

Adjustments to income tax provision:
UK tax rate change[3]	139	—	—
Equity method non-cash tax	60	18	25
U.S. tax law changes[3]	(6)	(8)	(125)
Tax impact of adjustments[4]	(458)	(291)	(193)
Total adjustments to income tax provision	(265)	(281)	(293)

Adjustments to post tax equity earnings from other equity method investments:
Adjustments to equity earnings in other equity method investments[5]	54	40	—
Total adjustments to post tax equity earnings from other equity method investments	54	40	—

Adjustments to net earnings (loss) attributable to noncontrolling interests:
Impairment of goodwill and intangible assets	(14)	—	—
Transformational cost management	(10)	—	—
Acquisition-related amortization	(4)	—	—
LIFO provision	(1)	—	—
Total adjustments to net earnings (loss) attributable to noncontrolling interests	(29)	—	—

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$4,175	$5,529	$5,985

	2020	2019	2018
Diluted net earnings per common share (GAAP)	$0.52	$4.31	$5.05

Adjustments to operating income	4.43	2.10	1.40
Adjustments to other income (expense)	0.07	(0.17)	(0.17)
Adjustments to interest expense, net	—	—	0.03
Adjustments to income tax provision	(0.30)	(0.30)	(0.29)
Adjustments to post tax equity earnings from other equity method investments	0.06	0.04	—
Adjustments to net earnings (loss) attributable to noncontrolling interests	$(0.03)	$—	$—
Adjusted diluted net earnings per common share (Non-GAAP measure)	$4.74	$5.99	$6.02

Weighted average common shares outstanding, diluted	880.3	923.5	995.0

1Excludes impairment of $73 million for indefinite-lived pharmacy licenses intangible asset recorded during the three months ended August 31, 2019, in the Boots reporting unit within the Retail Pharmacy International segment, presented within "Impairment of goodwill and intangible assets".
2Store damage and inventory losses as a result of looting in the U.S., net of insurance recoveries.
3Discrete tax-only items.
4Represents the adjustment to the GAAP basis tax provision commensurate with non-GAAP adjustments.
5Beginning in the quarter ended May 31, 2019, management reviewed and refined its practice to reflect the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP measures in order to provide investors with a comparable view of performance across periods. These adjustments include acquisition-related amortization and acquisition-related costs and were immaterial for periods prior to the quarter ended May 31, 2019. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.

The Company considers certain metrics presented in this Annual Report on Form 10-K, such as comparable store sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions, and comparable 30-day equivalent prescriptions, to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures, which are described in more detail in this Annual Report on Form 10-K, may not be comparable to similarly-titled performance indicators used by other companies.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $0.5 billion (including $0.2 billion in non-U.S. jurisdictions) as of August 31, 2020, compared to $1.0 billion (including $0.4 billion in non-U.S. jurisdictions) as of August 31, 2019. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

The Company’s long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its core strategies; invest in strategic opportunities that reinforce its core strategies and meet return requirements; and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term. In June 2018, the Company’s Board of Directors reviewed and refined the Company’s dividend policy to set forth the Company’s current intention to increase its dividend each year.

Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities was $5.5 billion in fiscal 2020 compared to $5.6 billion in fiscal 2019 and $8.3 billion in fiscal 2018. The $0.1 billion decrease in cash provided by operating activities is mainly due to lower cash inflows from net earnings and higher cash outflows from trade accounts payable, partially offset by higher cash inflows from accrued expenses and other liabilities and accounts receivable. Changes in trade accounts payable are mainly driven by timing of collections and payments and working capital initiatives. Changes in accrued expenses and other liabilities are mainly driven by timing of accrual, prior year cash payments for certain legal and regulatory settlements, and working capital initiatives. Changes in accounts receivable are mainly driven by timing of collections and payments.

Net cash used for investing activities was $1.3 billion in fiscal 2020 compared to $2.3 billion in fiscal 2019 and $5.5 billion in fiscal 2018. Business, investment and asset acquisitions in fiscal 2020 were $0.7 billion compared to $0.7 billion in fiscal 2019 and $4.8 billion in fiscal 2018. Business, investment and asset acquisitions in fiscal 2018 include the acquisition of Rite Aid assets and the investment in GuoDa. Additions to property, plant and equipment in fiscal 2020 were $1.4 billion compared to $1.7 billion in fiscal 2019 and $1.4 billion in fiscal 2018. Capital expenditures by reporting segment were as follows (in millions):

	2020	2019	2018
Retail Pharmacy USA	$1,052	$1,323	$1,022
Retail Pharmacy International	239	275	241
Pharmaceutical Wholesale	83	104	104
Total	$1,374	$1,702	$1,367

Significant capital expenditures primarily relate to investments in our stores and information technology projects.

Net cash used for financing activities in fiscal 2020 was $4.6 billion compared to $3.0 billion in fiscal 2019 and $5.3 billion in fiscal 2018. In fiscal 2020 there were $20.4 billion in net proceeds compared to $12.4 billion in fiscal 2019 and $5.9 billion in fiscal 2018 primarily from revolving facilities described below and commercial paper debt. In fiscal 2020 there were $21.4 billion payments of debt made primarily for revolving facilities and commercial paper debt compared to $10.5 billion in fiscal 2019 and $4.9 billion in fiscal 2018. The Company repurchased shares as part of the stock repurchase programs described below and to support the needs of the employee stock plans totaling $1.6 billion in fiscal 2020 compared to $4.2 billion in fiscal 2019 and $5.2 billion in fiscal 2018. Proceeds related to employee stock plans were $55 million in fiscal 2020 compared to $174 million in fiscal 2019 and fiscal 2018. Cash dividends paid were $1.7 billion in fiscal 2020 compared to $1.6 billion in fiscal 2019 and $1.7 billion in fiscal 2018.

The Company expects to fund its working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements and current cash and investment balances. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds for the Company's foreseeable working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. Additionally, the Company's cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by COVID-19 and the resulting market volatility and instability.

As described in more detail below, during the second half of fiscal 2020, the Company took actions intended to increase its cash position and preserve financial flexibility in light of COVID-19 and uncertainty in the global markets, including issuing $1.0 billion of 4.10% notes due 2050 and $0.5 billion of 3.20% notes due 2030. Additionally, the Company entered into several new credit facilities totaling $3.6 billion, increasing its total undrawn committed credit facilities to $11.5 billion as of August 31, 2020. The Company has total borrowings of approximately $2.6 billion outstanding under the credit facilities and commercial paper program described herein, of which $1.5 billion was commercial paper, as of August 31, 2020.

Additionally, on August 10, 2020, a subsidiary of the Company established a new commercial paper program for the purpose of issuing short term, unsecured commercial paper notes in an aggregate principal amount up to €1.0 billion. These commercial paper notes are guaranteed by the Company. This subsidiary has been approved as an eligible issuer under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program. For further information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see item 1A, risk factors in this report.

See item 3, qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase program
In June 2018, the Company authorized a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of August 31, 2020. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company announced that it is suspending activities under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

The Company purchased 30 million and 57 million shares under stock repurchase programs in fiscal 2020 and 2019 at a cost of $1.5 billion and $3.8 billion, respectively. The Company determines the timing and amount of repurchases, including repurchases to offset anticipated dilution from equity incentive plans, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. The Company has repurchased, and may from time to time in the future repurchase, shares on the open market through Rule 10b5-1 plans, which enable the Company to repurchase shares at times when it otherwise might be precluded from doing so under federal securities laws.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had $1.5 billion commercial paper outstanding as of August 31, 2020 and $2.4 billion as of August 31, 2019. The Company had average daily commercial paper outstanding of $2.5 billion, $2.7 billion and $1.4 billion at a weighted average interest rate of 2.15%, 3.07% and 2.11% for the fiscal years ended August 31, 2020, 2019 and 2018 respectively.

Financing actions
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. Borrowings under the August 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of August 31, 2020, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

On November 30, 2018, the Company entered into a credit agreement with the lenders from time to time party thereto on March 25, 2019, the Company entered into an amendment to such credit agreement (such credit agreement, as so amended the “November 2018 Credit Agreement”) reflecting certain changes to the borrowing notice provisions thereto and on April 2, 2020, the Company entered into a second amendment to the November 2018 Credit Agreement (such credit agreement as so further amended, the “Amended November 2018 Credit Agreement”), which second amendment became effective as of May 29, 2020. As of May 29, 2020, the $500 million revolving credit facility portion of the November 2018 Credit Agreement was converted into a term loan facility, such that the Amended November 2018 Credit Agreement consists of a $1.0 billion senior unsecured term loan facility. The facility termination date is the earlier of (a) May 29, 2021 and (b) the date of acceleration of all loans under the Amended November 2018 Credit Agreement pursuant to its terms. Borrowings under the Amended November 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 1.25% in the case of Eurocurrency rate loans and 0.125% in the case of alternative base rate loans. As of August 31, 2020, there were $1.0 billion of borrowings outstanding under the Amended November 2018 Credit Agreement.

On December 5, 2018, the Company entered into a $1.0 billion term loan credit agreement with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the "December 2018 Credit Agreement") to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. On April 2, 2020, the Company amended and restated the December 2018 Credit Agreement (such credit agreement as so amended and restated, the “A&R December 2018 Credit Agreement”). The A&R December 2018 Credit Agreement governs a $2.0 billion senior unsecured revolving credit facility, consisting of the initial $1.0 billion senior unsecured revolving facility (the "Initial Facility") previously governed by the December 2018 Credit Agreement and a new $1.0 billion senior unsecured revolving credit facility (the "New Facility"). The facility termination date is the earlier of (a) January 29, 2021 (the "Initial Maturity Date") (which date shall be extended to February 26, 2021 or July 31, 2021 pursuant to the terms of the A&R December 2018 Credit Agreement if the Company extends the maturity date of certain of its existing credit agreements or enters into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the A&R December 2018 Credit Agreement) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the A&R December 2018 Credit Agreement. Borrowings under the A&R December 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of (i) in the case of the Initial Facility from April 2, 2020 through and including the Initial Maturity Date, 0.75% in the case of Eurocurrency rate loans and 0.00% in the case of alternate base rate loans and (ii) in the case of the New Facility and the Initial Facility after the Initial Maturity Date, 1.50% in the case of Eurocurrency rate loans and 0.50% in the case of alternate base rate loans. As of August 31, 2020, there were $0.1 billion of borrowings outstanding under the A&R December 2018 Credit Agreement.

On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. On July 27, 2020, the December 2018 Revolving Credit Agreement matured and the Company paid all amounts due in connection therewith.

On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364- Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extends the Maturity Date (as defined in the January 2019 364-Day Revolving Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020. Borrowings under the January 2019 364-Day Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of August 31, 2020, there were no borrowings outstanding under the January 364-Day Revolving Credit Agreement.

On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. Borrowings under each of the August 2019 Revolving Credit Agreements will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.95% in the case of Eurocurrency rate loans. As of August 31, 2020, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements.

The Company entered into a $750 million revolving credit agreement on April 1, 2020 (the “April 2020 Revolving Bilateral Credit Agreement”) and a $1.3 billion revolving credit agreement on April 2, 2020 (the “April 2020 Revolving Club Credit Agreement” and together with the April 2020 Revolving Bilateral Credit Agreement, the “Other April 2020 Revolving Credit Agreements”) with the lenders from time to time party thereto. Each of the Other April 2020 Revolving Credit Agreements is a senior unsecured revolving credit facility, with a facility termination dates of the earlier of (a) March 31, 2021 (which date shall be shortened pursuant to the terms of the applicable Other April 2020 Revolving Credit Agreement if the Company does not extend the maturity date of certain of its existing credit agreements or enter into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the applicable April 2020 Revolving Credit Agreement) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable Other April 2020 Revolving Credit Agreement. Borrowings under the Other April 2020 Revolving Credit Agreements will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the Eurocurrency rate or the alternate base rate, plus an applicable margin of 1.25% in the case of Eurocurrency rate loans. As of August 31, 2020, there were no borrowings outstanding under the Other April 2020 Revolving Credit Agreements.

On April 7, 2020, the Company entered into a $500 million revolving credit agreement (the “April 7, 2020 Revolving Credit Agreement”) with WBA Financial Services Limited, a private limited company incorporated under the laws of England and Wales (“WBAFSL”), and the lenders from time to time party thereto. The April 7, 2020 Revolving Credit Agreement is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) 364-days from April 7, 2020 and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the April 7, 2020 Revolving Credit Agreement. The Company and WBAFSL will be the borrowers under the April 7, 2020 Revolving Credit Agreement. Pursuant to the terms of the April 7, 2020 Revolving Credit Agreement, the Company provides a guarantee of any obligations of WBAFSL under the April 7, 2020 Revolving Credit Agreement. Borrowings under the April 7, 2020 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the Eurocurrency rate or the alternate base rate, plus an applicable margin of 1.50% in the case of Eurocurrency rate loans. As of August 31, 2020, there were no borrowings outstanding under the April 7, 2020 Revolving Credit Agreement.

On April 15, 2020, the Company issued in an underwritten public offering $0.5 billion of 3.20% notes due 2030 and $1.0 billion of 4.10% notes due 2050. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses were $13.3 million.

On September 17, 2020, the Company provided notice to the trustee and the holders of its 2.875% notes due 2020 issued by the Company on November 20, 2014 that it will redeem in full the £400 million aggregate principal amount outstanding of the notes on October 20, 2020.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of August 31, 2020, the Company was in compliance with all such applicable covenants.

Credit ratings
As of October 14, 2020, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term debt rating	Commercial paper rating	Outlook
Fitch	BBB-	F3	Stable
Moody’s	Baa2	P-2	Negative
Standard & Poor’s	BBB	A-2	Negative

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

AmerisourceBergen relationship
As of August 31, 2020, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 28% of the outstanding common stock based on most recent share count publicly reported by AmerisourceBergen and had designated one member of AmerisourceBergen’s board of directors. As of August 31, 2020, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See note 5, equity method investments, to the Consolidated Financial Statements included herein for further information.

COMMITMENTS AND CONTINGENCIES
The information set forth in note 10, commitments and contingencies, to the Consolidated Financial Statements included in part II, item 8 of this Form 10-K is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Statements of Earnings and corresponding Consolidated Balance Sheets accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include business combinations, goodwill and indefinite-lived intangible asset impairment, long-lived assets impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. The Company uses the following methods to determine its estimates:

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

Leases - The Company determines if an arrangement contains a lease at the inception of a contract. The lease classification is determined at the commencement date. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease during the lease term. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments during the lease term. The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. The Company utilizes its incremental borrowing rate to discount the lease payments. The incremental borrowing rate is based on the Company's estimated rate of interest for a collateralized borrowing over a similar term as the lease term. The operating lease right-of-use assets also include lease payments made before commencement, lease incentives and are recorded net of impairment. Operating leases are expensed on a straight line basis over the lease term.

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

The Company accounts for lease components and non-lease components as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the right-of-use assets or lease liabilities. These are expensed as incurred. The Company has real estate leases which require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs and hence are not included in the lease payments used to calculate lease liability. Other real estate leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities. The Company does not separately account for the land portion of the leases involving land and building.

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

Based on the annual evaluation as of June 1, 2020 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 4% to approximately 239% excluding Boots reporting unit for which the excess of fair value over carrying amount was nominal due to an impairment charge recognized during the three months ended May 31, 2020. Other international reporting unit's fair value was in excess of its carrying value by approximately 4% compared to 16% on June 1, 2019. As of August 31, 2020, the carrying values of goodwill were $1.1 billion and $0.5 billion for Boots reporting unit and Other international reporting unit, respectively. The fair values of certain indefinite-lived intangibles within the Boots reporting unit exceeded their carrying amounts ranging from approximately 4% to approximately 31%, excluding certain indefinite-lived Boots tradename assets for which the excess of fair values over carrying amounts were nominal due to impairment charges recognized during the three months ended May 31, 2020. As of August 31, 2020, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $7.2 billion. During the fiscal year ended August 31, 2019, the Company recorded an impairment of $73 million on its pharmacy licenses in the Boots reporting unit.

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions including the business and financial performance of the Company’s reporting units, as well as how such performance may be impacted by COVID-19. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures, including considering the impact of COVID-19.

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

Impairment of long lived assets - The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows. Long-lived assets related to the Company’s retail operations include property, plant and equipment, definite-lived intangibles, right of use asset as well as operating lease liability. If the asset group fails the recoverability test, then an impairment charge is determined based on the difference between the fair value of the asset group compared to its carrying value. Fair value of the asset group is generally determined using income approach based on cash flows expected from the use and eventual disposal of the asset group.

The determination of the fair value of the asset group requires management to estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

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

Equity method investments – The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, legal form of the investee (e.g. limited liability partnership), representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.

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

In determining long-term rate of return on plan assets assumption, the Company considers both the historical performance of the investment portfolio as well as the long-term market return expectations based on the investment mix of the portfolio. A change in any of these assumptions would have an effect on its pension expense. A 25 basis point increase in the discount rate would result in a decline of $438.8 million to the Company’s pension benefit obligation. A 25 basis point decrease on the expected return on plan assets assumption would increase the Company’s pension expense by $23.7 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table lists the Company’s contractual obligations and commitments at August 31, 2020 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating lease obligation[1]	$31,589	$3,529	$6,584	$5,917	$15,559
Finance lease obligations	1,697	96	187	184	1,230
Purchase obligations:	4,728	2,840	756	700	432
Open inventory purchase orders*	2,227	2,226	—	—	—
Real estate development*	137	137	—	—	—
Other obligations*2	2,364	476	755	700	432
Short-term debt and long-term debt**	15,816	3,545	2,450	2,005	7,816
Interest payment on short-term debt and long-term debt*	5,657	460	800	693	3,704
Retirement benefit obligations	730	48	93	94	495
Investment commitment*3	750	200	550	—	—
Other liabilities reflected on the balance sheet[4]	1,136	138	500	188	311
Total	$62,103	$10,855	$11,920	$9,781	$29,547
* Not recorded on balance sheet.
** Excluding debt discounts and issuance costs and finance lease obligations.
1Amounts do not include certain operating expenses under these leases such as common area maintenance, insurance, real estate taxes and rental payments based on sales volume, where appropriate. These expenses were $761 million for the fiscal year ended August 31, 2020.
2Primarily relates to obligations from information technology projects.
3Commitment to invest in convertible debt securities of VillageMD.
4Includes $552 million ($88 million in less than 1 year, $434 million in 1-3 years and $30 million in 3-5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes. Includes $206 million ($102 million in 3-5 years and $104 million in over 5 years) of noncurrent income taxes payable as a result of the U.S tax law changes enacted in December 2017.

The information in the foregoing table is presented as of August 31, 2020 and accordingly does not reflect obligations under agreements the Company entered into after that date.

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

At August 31, 2020, the Company had $16 million of guarantees outstanding and no amounts issued under letters of credit.

RECENT ACCOUNTING PRONOUNCEMENTS
See “new accounting pronouncements” within note 1, summary of major accounting policies, to the Consolidated Financial Statements for information regarding recent accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the potential impacts on our business of the spread and impact of COVID-19, the expected execution and effect of our business strategies, our cost-savings and growth initiatives, pilot programs, strategic partnerships and initiatives, and restructuring activities and the amounts and timing of their expected impact and delivery of estimated cost savings, the amount and timing of costs, synergies and savings related to our acquisition of Rite Aid stores and related assets, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins and reimbursement rates, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, the withdrawal of the United Kingdom from the European Union and its possible effects, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “pilot,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “sustain,” “synergy,” “transform,” “accelerate,” “model,” “long-term,” “on track,” “on schedule,” “headwind,” “tailwind,” “believe,” “seek,” “estimate,” “anticipate,” “upcoming,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the spread and impact of COVID-19, including the adverse impact on the global economy as well as our business, risks relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, the inherent risks, challenges and uncertainties associated with forecasting financial results of large, complex organizations in rapidly evolving industries, particularly over longer time periods, and during periods with increased volatility and uncertainties, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, circumstances that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs and charges associated with restructuring initiatives, including the Transformational Cost Management Program and Store Optimization Program, will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, including the Transformational Cost Management Program and Store Optimization Program, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, risks relating to looting and vandalism in regions in which we operate and the scope and magnitude of any property damage, inventory loss or other adverse impacts, risks related to pilot programs and new business initiatives and ventures generally, including the risks that anticipated benefits may not be realized, changes in management’s plans and assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets, credit ratings and interest rates, the risks relating to the terms, timing and magnitude of any share repurchase activity, the risks associated with international business operations, including the risks associated with the withdrawal of the United Kingdom from the European Union and international trade policies, tariffs, including tariff negotiations between the United States and China, and relations, the risks associated with cybersecurity or privacy breaches related to customer information, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms and the associated impacts on volume and operating results, changes in pharmaceutical manufacturers’ pricing or distribution policies or practices, risks related to competition including changes in market dynamics, participants, product and service offerings, retail formats and competitive positioning, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the asset acquisition from Rite Aid, the risks associated with the integration of complex businesses, the impact of regulatory restrictions and outcomes of legal and regulatory matters and risks associated with changes in laws, including those related to the December 2017 U.S. tax law changes, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A, Risk factors, above, which are incorporated herein by reference, and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

The Chief Executive of the UK Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer compel LIBOR panel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis will not be guaranteed after 2021. Moreover, it is possible that LIBOR may be discontinued prior to the end of 2021. Certain of our credit facilities provide that, under certain circumstances set forth in such credit facilities, we and the administrative agent may amend the applicable credit facility to replace LIBOR with an alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar syndicated credit facilities in the U.S. market for alternative benchmarks. Such alternative benchmark rate could include the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York

Information regarding the Company’s transactions are set forth in note 8, financial instruments, to the Consolidated Financial Statements. These financial instruments are sensitive to changes in interest rates. On August 31, 2020, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of August 31, 2020, by approximately $25 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

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

Item 8.  Financial statements and supplementary data

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At August 31, 2020 and 2019
(in millions, except shares and per share amounts)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$516	$1,023
Accounts receivable, net	7,132	7,226
Inventories	9,451	9,333
Other current assets	974	1,118
Total current assets	18,073	18,700
Non-current assets:
Property, plant and equipment, net	13,342	13,478
Operating lease right-of-use asset	21,724	—
Goodwill	15,268	16,560
Intangible assets, net	10,753	10,876
Equity method investments (see note 5)	7,338	6,851
Other non-current assets	677	1,133
Total non-current assets	69,101	48,899
Total assets	$87,174	$67,598

Liabilities and equity
Current liabilities:
Short-term debt	$3,538	$5,738
Trade accounts payable (see note 18)	14,458	14,341
Operating lease obligation	2,426	—
Accrued expenses and other liabilities	6,539	5,474
Income taxes	110	216
Total current liabilities	27,070	25,769
Non-current liabilities:
Long-term debt	12,203	11,098
Operating lease obligation	21,973	—
Deferred income taxes	1,498	1,785
Other non-current liabilities	3,294	4,795
Total non-current liabilities	38,968	17,678
Commitments and contingencies (see note 10)
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at August 31, 2020 and 2019	12	12
Paid-in capital	10,761	10,639
Retained earnings	34,210	35,815
Accumulated other comprehensive loss	(3,771)	(3,897)
Treasury stock, at cost; 306,910,099 shares at August 31, 2020 and 277,126,116 shares at August 31, 2019	(20,575)	(19,057)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	20,637	23,512
Noncontrolling interests	498	641
Total equity	21,136	24,152
Total liabilities and equity	$87,174	$67,598

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended August 31, 2020, 2019 and 2018
(in millions, except shares)

	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Employee stock loan receivable	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2017	1,023,849,070	$12	$(9,971)	$10,339	$—	$(3,051)	$30,137	$808	$28,274
Net earnings	—	—	—	—	—	—	5,024	7	5,031
Other comprehensive income (loss), net of tax	—	—	—	—	—	49	—	1	50
Dividends declared and distributions	—	—	—	—	—	—	(1,610)	(138)	(1,748)
Treasury stock purchases	(76,069,557)	—	(5,228)	—	—	—	—	—	(5,228)
Employee stock purchase and option plans	4,353,905	—	152	22	—	—	—	—	174
Stock-based compensation	—		—	130	—	—	—	—	130
Noncontrolling interests acquired and arising on business combinations	—	—	—	2	—	—	—	4	6
August 31, 2018	952,133,418	$12	$(15,047)	$10,493	$—	$(3,002)	$33,551	$682	$26,689
Net earnings	—	—	—	—	—	—	3,982	(20)	3,962
Other comprehensive income (loss), net of tax	—	—	—	—	—	(896)	—	(13)	(909)
Dividends declared and distributions	—	—	—	—	—	—	(1,629)	(3)	(1,632)
Treasury stock purchases	(61,723,456)	—	(4,160)	—	—	—	—	—	(4,160)
Employee stock purchase and option plans	4,977,540	—	150	24	—	—	—	—	174
Stock-based compensation	—	—	—	119	—	—	—	—	119
Adoption of new accounting standards	—	—	—	—	—	—	(88)	—	(88)
Noncontrolling interests contribution and other	—	—	—	3	—	—	(1)	(5)	(3)
August 31, 2019	895,387,502	$12	$(19,057)	$10,639	$—	$(3,897)	$35,815	$641	$24,152
Net earnings	—	—	—	—	—	—	456	(32)	424
Other comprehensive income (loss), net of tax	—	—	—	—	—	126	—	22	148
Dividends declared and distributions	—	—	—	—	—	—	(1,618)	(133)	(1,751)
Treasury stock purchases	(32,055,576)	—	(1,589)	—	—	—	—	—	(1,589)
Employee stock purchase and option plans	2,271,593	—	72	(17)	—	—	—	—	55
Stock-based compensation	—	—	—	137	—	—	—	—	137
Adoption of new accounting standards	—	—	—	—	—	—	(442)	—	(442)
Noncontrolling interests contribution and other	—	—	—	2	—	—	—	—	2
August 31, 2020	865,603,519	$12	$(20,575)	$10,761	$—	$(3,771)	$34,210	$498	$21,136

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended August 31, 2020, 2019 and 2018
(in millions, except per share amounts)

	2020	2019	2018
Sales	$139,537	$136,866	$131,537
Cost of sales	111,520	106,790	100,745
Gross profit	28,017	30,076	30,792

Selling, general and administrative expenses	27,045	25,242	24,694
Equity earnings in AmerisourceBergen	341	164	191
Operating income	1,312	4,998	6,289

Other income	70	233	302
Earnings before interest and income tax provision	1,382	5,231	6,591

Interest expense, net	639	704	616
Earnings before income tax provision	743	4,527	5,975
Income tax provision	360	588	998
Post tax earnings from other equity method investments	41	23	54
Net earnings	424	3,962	5,031
Net (loss) earnings attributable to noncontrolling interests	(32)	(20)	7
Net earnings attributable to Walgreens Boots Alliance, Inc.	$456	$3,982	$5,024

Net earnings per common share:
Basic	$0.52	$4.32	$5.07
Diluted	$0.52	$4.31	$5.05

Weighted average common shares outstanding:
Basic	879.4	921.5	991.0
Diluted	880.3	923.5	995.0

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended August 31, 2020, 2019 and 2018
(in millions)

	2020	2019	2018
Comprehensive income:
Net earnings	$424	$3,962	$5,031

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(700)	(149)	240
Unrealized gain on cash flow hedges	(6)	5	3
Net investment hedges (see note 15)	(90)	55	—
Share of other comprehensive income (loss) of equity method investments	(14)	(1)	5
Currency translation adjustments	958	(820)	(198)
Total other comprehensive income (loss)	148	(909)	50
Total comprehensive income	572	3,053	5,081

Comprehensive income (loss) attributable to noncontrolling interests	(10)	(33)	8
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$582	$3,086	$5,073

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2020, 2019 and 2018
(in millions)

	2020	2019	2018
Cash flows from operating activities:
Net earnings	$424	$3,962	$5,031
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,927	2,038	1,770
Gain on previously held equity interest	—	—	(337)
Deferred income taxes	(43)	100	(322)
Stock compensation expense	137	119	130
Equity earnings from equity method investments	(382)	(187)	(244)
Goodwill and intangible asset impairment	2,016	—	—
Other	464	302	296
Changes in operating assets and liabilities:
Accounts receivable, net	163	(789)	(391)
Inventories	63	141	331
Other current assets	(31)	(112)	(22)
Trade accounts payable	(25)	954	1,352
Accrued expenses and other liabilities	1,008	(374)	287
Income taxes	(221)	(406)	694
Other non-current assets and liabilities	(16)	(154)	(311)
Net cash provided by operating activities	5,484	5,594	8,263

Cash flows from investing activities:
Additions to property, plant and equipment	(1,374)	(1,702)	(1,367)
Proceeds from sale leaseback transactions	724	3	—
Proceeds from sale of other assets	90	117	655
Business, investment and asset acquisitions, net of cash acquired	(718)	(741)	(4,793)
Other	(19)	16	4
Net cash used for investing activities	(1,297)	(2,307)	(5,501)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	(161)	536	586
Proceeds from debt	20,367	12,433	5,900
Payments of debt	(21,414)	(10,461)	(4,890)
Stock purchases	(1,589)	(4,160)	(5,228)
Proceeds related to employee stock plans	55	174	174
Cash dividends paid	(1,747)	(1,643)	(1,739)
Other	(157)	75	(98)
Net cash used for financing activities	(4,647)	(3,047)	(5,295)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(9)	11
Changes in cash, cash equivalents and restricted cash
Net increase (decrease) in cash, cash equivalents, and restricted cash	(460)	232	(2,522)
Cash, cash equivalents and restricted cash at beginning of period	1,207	975	3,496
Cash, cash equivalents and restricted cash at end of period	$746	$1,207	$975

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors discussed throughout this Annual Report on Form 10-K including, but not limited to, the severity and duration of COVID-19, the extent to which it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of August 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangible and other long-lived assets including operating lease right-of-use assets. These estimates and assumptions, including the severity and duration of COVID-19, resulted in a material impact to the Company’s consolidated financial statements as of and for the fiscal year ended August 31, 2020. Refer to note 6, goodwill and other intangible assets for details. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

The COVID-19 pandemic has severely impacted the economies of the U.S., the UK and other countries around the world. The impact of COVID-19 on the Company’s businesses, financial position, results of operations and cash flows for the fiscal year ended August 31, 2020, as well as information regarding certain expected or potential impacts of COVID-19 on the Company, is discussed throughout this Annual Report on Form 10-K.

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

Cash and cash equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less. Credit and debit card receivables, which generally settle within one to seven business days, of $101 million and $90 million were included in cash and cash equivalents at August 31, 2020 and 2019, respectively.

Restricted cash and other cash flows from operating activities
Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. At August 31, 2020 and 2019, the amount of such restricted cash was $230 million and $184 million, respectively, and is reported in other current assets on the Consolidated Balance Sheets.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows as of August 31, 2020 and 2019, (in millions):

	August 31, 2020	August 31, 2019
Cash and cash equivalents	$516	$1,023
Restricted cash (included in other current assets)	230	184
Cash, cash equivalents and restricted cash	$746	$1,207

Other cash flows from operating activities
Other cash flows from operating activities of $464 million for fiscal 2020 include asset impairments of $462 million offset by gains on sales-leaseback transactions of $308 million. Other cash flows from operating activities of $302 million for fiscal 2019 and $296 million for fiscal 2018 include asset impairments of $328 million and $240 million, respectively.

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members. Trade receivables were $6.0 billion and $6.0 billion at August 31, 2020 and 2019, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see note 18, related parties), were $1.2 billion and $1.2 billion at August 31, 2020 and 2019, respectively.

Charges to allowance for doubtful accounts are based on estimates of recoverability using both historical write-offs and specifically identified receivables. The allowance for doubtful accounts for trade receivables at August 31, 2020 and 2019 were $61 million and $95 million, respectively.

Inventories
The Company values inventories on a lower of cost and net realizable value or market basis. Inventories include product costs, inbound freight, direct labor, warehousing costs for retail pharmacy operations and distribution of products and vendor allowances not classified as a reduction of advertising expense.

The Company’s Retail Pharmacy USA segment inventory is accounted for using the last-in-first-out (“LIFO”) method. The total carrying value of the segment inventory accounted for under the LIFO method was $6.4 billion and $6.6 billion at August 31, 2020 and 2019, respectively. At August 31, 2020 and 2019, Retail Pharmacy USA segment inventory would have been greater by $3.3 billion and $3.2 billion, respectively, if they had been valued on a lower of first-in-first-out (“FIFO”) cost and net realizable value.

The Company’s Retail Pharmacy International and Pharmaceutical Wholesale segments’ inventory is primarily accounted for using the FIFO method. The total carrying value of the inventory for Retail Pharmacy International and Pharmaceutical Wholesale segments was $3.0 billion and $2.7 billion at August 31, 2020 and 2019, respectively.

Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Major repairs, which extend the useful life of an asset, are capitalized; routine maintenance and repairs are charged against earnings. Depreciation is provided on a straight-line basis over the estimated useful lives of owned assets. Leasehold improvements, equipment under finance lease and finance lease properties are amortized over their respective estimate of useful life or over the term of the lease, whichever is shorter. The majority of the Company’s fixtures and equipment uses the composite method of depreciation. The following table summarizes the Company’s property, plant and equipment (in millions) and estimated useful lives (in years):

	Estimated useful life	2020	2019
Land and land improvements	20	$3,253	$3,507
Buildings and building improvements	3 to 50	8,023	8,023
Fixtures and equipment	3 to 20	10,290	9,786
Capitalized system development costs and software	3 to 10	3,215	2,770
Finance lease properties		1,016	703
		25,797	24,789
Less: accumulated depreciation and amortization		12,456	11,310
Balance at end of year		$13,342	$13,478

The Company capitalizes application development stage costs for internally developed software. These costs are amortized over a three to ten year period. Amortization expense for capitalized system development costs and software was $314 million in fiscal 2020, $273 million in fiscal 2019 and $254 million in fiscal 2018. Unamortized costs were $1.7 billion and $1.5 billion at August 31, 2020 and 2019, respectively.

Depreciation and amortization expense for property, plant and equipment including capitalized system development costs and software was $1.5 billion in fiscal 2020, $1.5 billion in fiscal 2019 and $1.4 billion in fiscal 2018.

Leases
The Company determines if an arrangement contains a lease at the inception of a contract. The lease classification is determined at the commencement date. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease during the lease term. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments during the lease term. The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. The Company utilizes its incremental borrowing rate to discount the lease payments. The incremental borrowing rate is based on the Company's estimated rate of interest for a collateralized borrowing over a similar term as the lease term. The operating lease right-of-use assets also include lease payments made before commencement, lease incentives and are recorded net of impairment. Operating leases are expensed on a straight line basis over the lease term.

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

The Company accounts for lease components and non-lease components as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the right-of-use assets or lease liabilities. These are expensed as incurred. The Company has real estate leases which require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs and hence are not included in the lease payments used to calculate lease liability. Other real estate leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities. The Company does not separately account for the land portion of the leases involving land and building.

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

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in business combinations. Acquired intangible assets are recorded at fair value.

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. As part of the Company’s impairment analysis, fair value of a reporting unit is determined using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized and the asset is written down to its estimated fair value

See note 6, goodwill and other intangible assets, for additional disclosure regarding the Company’s intangible assets.

Equity method investments
The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, legal form of the investee (e.g. limited liability partnership), representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.

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

Derivatives are recognized on the Consolidated Balance Sheets at their fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, it formally documents the hedge relationship and the risk management objective for undertaking the hedge which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value of a derivative instrument depends on whether the Company had designated it in a qualifying hedging relationship and on the type of hedging relationship. The Company applies the following accounting policies:

•Changes in the fair value of a derivative designated as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the Consolidated Statements of Earnings in the same line item, generally interest expense, net.
•Changes in the fair value of a derivative designated as a cash flow hedge are recorded in accumulated other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income and reclassified into earnings in the period or periods during which the hedged item affects earnings and is presented in the same line item as the earnings effect of the hedged item.

•Changes in the fair value of a derivative designated as a hedge of a net investment in a foreign operation are recorded in cumulative translation adjustments within accumulated other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income. Recognition in earnings of amounts previously recorded in cumulative translation adjustments is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged investments in foreign operations.
•Changes in the fair value of a derivative not designated in a hedging relationship are recognized in the Consolidated Statements of Earnings.
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

Advertising costs
Advertising costs, which are reduced by the portion funded by vendors, are expensed as incurred or when services have been received. Net advertising expenses, which are included in selling, general and administrative expenses, were $534 million in fiscal 2020, $585 million in fiscal 2019 and $665 million in fiscal 2018.

Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows. Long-lived assets related to the Company’s retail operations include property, plant and equipment, definite-lived intangibles, right of use asset as well as operating lease liability. If the asset group fails the recoverability test, then an impairment charge is determined based on the difference between the fair value of the asset group compared to its carrying value. Fair value of the asset group is generally determined using income approach based on cash flows expected from the use and eventual disposal of the asset group.

Impairment charges for definite-lived assets included in selling, general and administrative expenses were $422 million, $260 million and $57 million for fiscal years 2020, 2019 and 2018 respectively.

The determination of the fair value of the asset group requires management to estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

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

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. Outstanding options to purchase common shares that were anti-dilutive and excluded from earnings per share totaled 19.0 million, 14.9 million and 10.1 million in fiscal 2020, 2019 and 2018, respectively.

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

The impact to the Company's opening Consolidated Balance Sheets as of September 1, 2019 was as follows (in millions):

	As reported August 31, 2019	Adjustments	As revised September 1, 2019
Consolidated Balance Sheets
Other current assets	$1,118	$(123)	$995
Total current assets	18,700	(123)	18,577
Property, plant and equipment, net	13,478	267	13,745
Operating lease right-of-use asset	—	21,600	21,600
Intangible assets, net	10,876	(220)	10,656
Total assets	67,598	21,524	89,122
Operating lease obligation - current	—	2,267	2,267
Accrued expenses and other liabilities	5,474	(538)	4,936
Total current liabilities	25,769	1,729	27,498
Operating lease obligation - non-current	—	21,858	21,858
Deferred income taxes	1,785	(142)	1,643
Other non-current liabilities	4,795	(1,479)	3,316
Total non-current liabilities	17,678	20,237	37,915
Retained earnings	35,815	(442)	35,373
Total liabilities and equity	$67,598	$21,524	$89,122

According to the guidance provided in the FASB staff Q&A Topic 842 Leases – Accounting for lease concessions related to the effects of COVID-19, released on April 2020, the Company elected to account for certain lease concessions related to COVID-19 as a reduction to rent expense for the period. During the fiscal year ended August 31, 2020, these rent concessions related to COVID-19 were not material.

New accounting pronouncements not yet adopted

Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates ("IBORs") and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 (fiscal 2023) with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

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

Compensation – retirement benefits – defined benefit plans
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This ASU is effective for fiscal years ending after December 15, 2020 (fiscal 2021) and must be applied on a retrospective basis. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's financial position.

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

Financial instruments - credit losses
In June 2016, the FASB issued ASU 2016-13: Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses, which is known as the CECL model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021), and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position or results of operations.

Note 2. Acquisitions

Acquisition of certain Rite Aid assets
During the fiscal year ended August 31, 2020, pursuant to the amended and restated asset purchase agreement entered into with Rite Aid Corporation ("Rite Aid") in September 2017, the Company acquired the remaining two of three distribution centers including related inventory for cash consideration of $91 million. The Company acquired the other distribution center and related inventory from Rite Aid for cash consideration of $61 million in fiscal 2019.

During the fiscal year ended August 31, 2018, the Company purchased 1,932 stores for total cash consideration of $4.2 billion. The purchases of these stores were accounted for as business combinations and occurred in waves during fiscal 2018. As of May 31, 2019, the Company completed the analysis to assign fair values for assets acquired and liabilities assumed for the acquired stores. During the fiscal year ended August 31, 2019, the Company recorded certain measurement period adjustments based on additional information primarily to other non-current liabilities, intangible assets and deferred income taxes, which did not have a material impact on goodwill. The following table summarizes the consideration paid and the amounts of identified assets acquired and liabilities assumed for purchase of 1,932 stores as of the fiscal year ended August 31, 2019.

August 31, 2019
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

Consideration included cash of $4,157 million and the fair value of the option granted to Rite Aid to become a member of the Company’s group purchasing organization, Walgreens Boots Alliance Development GmbH. The fair value for this option was determined using the income approach methodology. The fair value estimates were based on the market compensation for such services and appropriate discount rate, as relevant, that market participants would consider when estimating fair values. During fiscal 2019, this option was terminated resulting in recognition of a gain in other income (expense).

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

The following table presents supplemental unaudited pro forma consolidated sales for the fiscal year ended 2018 as if all 1,932 stores were acquired on September 1, 2016. Pro forma net earnings of the Company, assuming these purchases had occurred at the beginning of each period presented, would not be materially different from the results reported. See note 3, exit and disposal activities, for additional information. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the purchases occurred at the beginning of the periods presented or results which may occur in the future.

(in millions)	2018[1]
Sales	$135,503
1Impacted by store closures due to the Store Optimization Program.

Actual sales from acquired Rite Aid stores for the fiscal year ended 2018 included in the Consolidated Statement of Earnings are as follows:

(in millions)	2018
Sales	$5,112

The 1,932 Rite Aid stores acquired did not have a material impact on net earnings of the Company for the fiscal year ended 2018.

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory primarily in Retail Pharmacy USA for the aggregate purchase price of $258 million and $304 million during the fiscal year ended 2020 and 2019, respectively.

Note 3. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $1.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). As of the date of this report, the Company expects annual cost savings to be in excess of $2.0 billion by fiscal 2022, an increase from the previously reported expectations of annual cost savings in excess of $1.8 billion in October 2019 and $1.5 billion in April 2019. The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores including plans to exit approximately 200 Boots stores in the United Kingdom and approximately 250 stores in the United States, as compared to the 200 stores previously reported in July 2020.

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

Since the inception of the Transformational Cost Management Program to August 31, 2020, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $1.2 billion, which were primarily recorded within selling, general and administrative expenses. These charges included $242 million related to lease obligations and other real estate costs, $350 million in asset impairments, $420 million in employee severance and business transition costs and $140 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the fiscal year ended August 31, 2020 and 2019 were as follows (in millions):

Twelve Months Ended August 31, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs[1]	$204	$10	$2	$217
Asset impairments[2]	51	21	19	90
Employee severance and business transition costs	159	95	42	295
Information technology transformation and other exit costs	72	42	4	118
Total pre-tax exit and disposal charges	$486	$168	$66	$720
1Includes $166 million of impairments relating to operating lease right-of-use and finance lease assets. Refer to note 4, leases for additional information.
2Primarily includes write down of leasehold improvements, certain software and inventory.

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
1Primarily includes write down of leasehold improvements, certain software and inventory.

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2018	$—	$—	$—	$—	$—
Costs	25	260	125	22	432
Payments	(8)	—	(69)	(13)	(90)
Other - non cash	—	(260)	—	(6)	(265)
Currency	—	—	1	—	1
Balance at August 31, 2019	$17	$—	$57	$4	$78
Costs	217	90	295	118	720
Payments	(43)	—	(142)	(102)	(286)
Other[1]	(166)	(90)	13	(11)	(255)
ASC 842 Leases adoption[2]	(4)	—	—	—	(4)
Currency	1	—	4	—	5
Balance at August 31, 2020	$22	$—	$227	$8	$257
1Includes $166 million of impairments relating to operating lease right-of-use and finance lease assets. Refer to note 4, leases for additional information.
2Represents liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842. Refer to note 1, summary of major accounting policies and note 4, leases for additional information.

Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the
Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite
Aid. The Company closed 769 stores and related assets, as compared to its previous estimate of 750 stores and related assets. The actions under the Store Optimization Program commenced in March 2018 and were completed in the fourth quarter of fiscal 2020.

The Company recognized cumulative pre-tax charges to its GAAP financial results of approximately $349 million, primarily within selling, general and administrative expenses, including costs associated with lease obligations and other real estate costs and employee severance and other exit costs. The Company incurred approximately $160 million for lease obligations and other real estate costs, and approximately $189 million for employee severance and other exit costs. All these cumulative pre-tax charges mostly resulted in cash expenditures for the Company.

Costs related to the Store Optimization Program for the twelve months ended August 31, 2020, 2019 and 2018 were as follows (in millions):

	2020	2019	2018
Lease obligations and other real estate costs[1]	$22	$119	$19
Employee severance and other exit costs	31	77	81
Total costs	$53	$196	$100
1Includes $11 million operating lease right-of-use impairments for the fiscal year ended August 31, 2020. Refer to note 4, leases for additional information.

The changes in liabilities related to the Store Optimization Program for the fiscal years ended August 31, 2020 and 2019 include the following (in millions):

	Lease obligations and other real estate costs	Employee severance and other exit costs	Total
Balance at August 31, 2018	$308	$21	$329
Costs	119	77	196
Payments	(171)	(69)	(240)
Other - non cash[1]	152	(7)	144
Balance at August 31, 2019	$407	$22	$429
Costs	22	31	53
Payments	(36)	(40)	(76)
Other - non cash[2]	(11)	(12)	(23)
ASC 842 Leases adoption[3]	(378)	—	(378)
Balance at August 31, 2020	$5	$1	$6
1Primarily represents unfavorable lease liabilities from acquired Rite Aid stores.
2Includes write down of operating lease right-of-use assets and inventory.
3Represents liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842. Refer to note 1, summary of major accounting policies and note 4, leases for additional information.

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

During fiscal 2020, the liabilities related to the Cost Transformation Program declined by $382 million representing liability for facility closings and related lease termination charges recorded as an offset to right-of-use assets upon the adoption of ASC 842 on September 1, 2019. The remaining liabilities as of August 31, 2020 were not material.

Note 4. Leases

The Company leases certain retail stores, warehouses, distribution centers, office space, land and equipment. For leases in the United States, the initial lease term is typically 15 to 25 years, followed by additional terms containing renewal options typically at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options. The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. The Company recognizes operating lease rent expense on a straight-line basis over the term of the lease. In addition to minimum fixed rentals, some leases provide for contingent rentals based upon a portion of sales. See note 1, summary of major accounting policies for additional information.

Supplemental balance sheet information related to leases were as follows (in millions):

August 31, 2020
Operating Leases:
Operating lease right-of-use assets	$21,724

Operating lease obligations - current	$2,426
Operating lease obligations - non current	21,973
Total operating lease obligations	$24,399
Finance Leases:
Right-of-use assets included in:
Property, plant and equipment, net	$769
Lease obligations included in:
Accrued expenses and other liabilities	$34
Other non-current liabilities	1,020
Total finance lease obligations	$1,054

Supplemental income statement information related to leases were as follows (in millions):

August 31, 2020
Operating lease cost
Fixed	$3,332
Variable[1]	761
Finance lease cost
Amortization	$40
Interest	56
Sublease income	76
Impairment of right-of-use assets[2]	214
Impairment of finance lease assets [2]	24
Gains on sale-leaseback transactions[3]	308
1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2For the fiscal year August 31, 2020, total impairments include $177 million to Transformational Cost Management and Store Optimization programs. See note 3, exit and disposal activities.
3Recorded within selling, general and administrative expenses.

Other supplemental information were as follows (in millions):

August 31, 2020
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$3,315
Operating cash flows from finance leases	48
Financing cash flows from finance leases	51
Total	$3,414
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2,494
Finance leases	65
Total	$2,559

Average lease term and discount rate as of August 31, 2020 were as follows:

August 31, 2020
Weighted average remaining lease term in years:
Operating leases	10.7
Finance leases	20.7

Weighted average discount rate
Operating leases	4.95%
Finance leases	5.39%

The aggregate future lease payments for operating and finance leases as of August 31, 2020 were as follows (in millions):

Fiscal year	Finance lease	Operating lease
2021	$96	$3,529
2022	94	3,374
2023	93	3,210
2024	93	3,049
2025	91	2,868
Later	1,230	15,559
Total undiscounted minimum lease payments	$1,697	$31,589
Less: Present value discount	(643)	(7,190)
Lease liability	$1,054	$24,399

Comparative disclosures prior to the adoption of ASC 842 Leases

On September 1, 2019, upon adoption of ASC 842 Leases, the liability for facility closings and related termination charges were transferred as an offset to right-of-of use assets . In fiscal 2019 and 2018, prior to the adoption of ASC 842 Leases, the Company recorded charges of $185 million and $129 million, respectively, for closed or relocated facilities. These charges are reported in selling, general and administrative expenses in the Consolidated Statements of Earnings.

The changes in liability for facility closings and related lease termination charges include the following (in millions):

2019
Balance at beginning of period	$964
Provision for present value of non-cancelable lease payments on closed facilities	90
Changes in assumptions	56
Accretion expense	39
Other - non cash[1]	160
Cash payments, net of sublease income	(316)
Balance at end of period	$993
1Primarily unfavorable lease liabilities from acquired Rite Aid stores.

Rental expense prior to the adoption of ASC 842 Leases, which includes common area maintenance, insurance and taxes, where appropriate, was as follows (in millions):

	2019	2018
Minimum rentals	$3,622	$3,447
Contingent rentals	74	68
Less: sublease rental income	(66)	(67)
	$3,631	$3,448

Note 5. Equity method investments

Equity method investments as of August 31, 2020 and 2019 were as follows (in millions, except percentages):

	2020		2019
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$5,446	28%	$5,211	27%
Others	1,892	8% - 50%	1,640	8% - 50%
Total	$7,338		$6,851

AmerisourceBergen Corporation (“AmerisourceBergen”) investment
As of August 31, 2020 and 2019, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 28% and 27% of the outstanding AmerisourceBergen common stock, respectively, in each case based on the most recent share count information publicly reported by AmerisourceBergen as of that date. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Statements of Earnings. The financial performance of AmerisourceBergen, including any charges which may arise relating to its ongoing opioid litigation, will impact the Company’s results of operations.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at August 31, 2020 and 2019 were $5.5 billion and $4.7 billion, respectively. As of August 31, 2020, the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation (“Guangzhou Pharmaceuticals”) and Nanjing Pharmaceutical Corporation Limited, the Company’s pharmaceutical wholesale investments in China; its investment in Sinopharm Holding Guoda Drugstores Co., Ltd., the Company's retail pharmacy investment in China, the Company’s investment in VillageMD, PharMerica Corporation, Shields Health Solutions and BioScrip (resulting from its merger with Option Care Inc.) in the United States.

The Company reported $41 million, $23 million and $53 million of post-tax equity earnings from other equity method investments, including equity method investments classified as operating, for the fiscal years ended August 31, 2020, 2019 and 2018, respectively.

During the fiscal year ended August 31, 2020, the Company recorded within other income (expense) impairment charges of $86 million in its other equity method investments using fair values primarily based on level 1 inputs. During the fiscal year ended August 31, 2018, the Company recorded an impairment of $170 million in its equity interest in Guangzhou Pharmaceuticals, which was included in other income (expense) in the Consolidated Statement of Earnings. The fair value of the Company’s equity interest in Guangzhou Pharmaceuticals was determined using the proposed sale price and thus represented Level 3 measurement. During the fiscal year ended August 31, 2018, the Company completed the sale of a 30 percent interest in Guangzhou Pharmaceuticals to its joint venture partner Guangzhou Baiyunshan Pharmaceutical Holdings resulting in a $172 million reduction in carrying value and a $8 million cumulative translation adjustment loss. In July 2018, the Company completed the sale of its minority equity interest in Premise Health Holding Corp., resulting in an after-tax gain on disposition of $245 million and a reduction in carrying value of $76 million.

Summarized financial information
Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Balance sheet (in millions)

	Year ended August 31,
	2020	2019
Current assets	$40,038	$36,523
Non-current assets	18,313	15,710
Current liabilities	38,779	35,857
Non-current liabilities	10,628	9,633
Shareholders’ equity[1]	8,944	6,743

Statements of earnings (in millions)

	Year ended August 31,
	2020	2019	2018
Sales	$210,306	$197,237	$179,887
Gross profit	8,896	7,516	6,875
Net earnings	1,647	1,037	1,315
Share of earnings from equity method investments	382	187	245
1Shareholders’ equity at August 31, 2020 and 2019 includes $387 million and $411 million, respectively, related to noncontrolling interests.

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

Based on the annual evaluation as of June 1, 2020 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 4% to approximately 239% excluding Boots reporting unit for which the excess of fair value over carrying amount was nominal due to an impairment charge recognized during the three months ended May 31, 2020. Other international reporting unit's fair value was in excess of its carrying value by approximately 4% compared to 16% on June 1, 2019. As of August 31, 2020, the carrying values of goodwill were $1.1 billion and $0.5 billion for Boots reporting unit and Other international reporting unit, respectively. The fair values of certain indefinite-lived intangibles within the Boots reporting unit exceeded their carrying amounts ranging from approximately 4% to approximately 31%, excluding certain indefinite-lived Boots tradename assets for which the excess of fair values over carrying amounts were nominal due to impairment charges recognized during the three months ended May 31, 2020. As of August 31, 2020, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $7.2 billion.

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

Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. During the year ended August 31, 2020, the Company evaluated certain definite-lived intangibles for impairment resulting in impairment charge of $47 million.

Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2018	$10,483	$3,370	$3,061	$16,914
Acquisitions	8	—	—	8
Dispositions	—	(9)	—	(9)
Currency translation adjustments	—	(182)	(171)	(353)
August 31, 2019	$10,491	$3,179	$2,890	$16,560
Acquisitions	$62	$—	$—	$62
Impairment	—	(1,675)	—	(1,675)
Currency translation adjustments	—	90	231	321
August 31, 2020	$10,553	$1,593	$3,122	$15,268

During the fiscal year ended August 31, 2020, the Company acquired the remaining two of three Rite Aid distribution centers including related inventory for cash consideration of $91 million resulting in an increase to goodwill of $62 million. During fiscal year ended August 31, 2019, the Company completed the analysis to assign fair values for assets acquired and liabilities assumed for the 1,932 Rite Aid stores acquired in fiscal 2018 resulting in a decrease to goodwill of $13 million. See note 2, acquisitions, for additional information.

The carrying amount and accumulated amortization of intangible assets consists of the following (in millions):

	August 31, 2020	August 31, 2019
Gross amortizable intangible assets
Customer relationships and loyalty card holders[1]	$4,389	$4,290
Favorable lease interests and non-compete agreements[2]	61	654
Trade names and trademarks	410	461
Purchasing and payer contracts	337	382
Total gross amortizable intangible assets	5,197	5,787

Accumulated amortization
Customer relationships and loyalty card holders[1]	$1,511	$1,262
Favorable lease interests and non-compete agreements[2]	26	410
Trade names and trademarks	228	250
Purchasing and payer contracts	95	99
Total accumulated amortization	1,860	2,021
Total amortizable intangible assets, net	$3,337	$3,766

Indefinite-lived intangible assets
Trade names and trademarks	$5,388	$5,232
Pharmacy licenses	2,028	1,878
Total indefinite-lived intangible assets	$7,416	$7,110

Total intangible assets, net	$10,753	$10,876
1Includes purchased prescription files.
2Transferred favorable lease interest to right-of-use assets upon adoption of ASC 842. Refer to note 1, summary of major accounting policies for additional information.

Amortization expense for intangible assets was $461 million, $552 million and $493 million in fiscal 2020, 2019 and 2018, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at August 31, 2020 is as follows (in millions):

	2021	2022	2023	2024	2025
Estimated annual amortization expense	$445	$426	$391	$371	$336

Note 7. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	August 31, 2020	August 31, 2019
Short-term debt
Commercial paper	$1,517	$2,400
Credit facilities	1,071	1,624
$8 billion note issuance[1]
2.700% unsecured notes due 2019	—	1,250
£700 million note issuance[1]
2.875% unsecured Pound sterling notes due 2020	533	—
Other[2]	418	464
Total short-term debt	$3,538	$5,738

Long-term debt
$1.5 billion note issuance[1]
3.200% unsecured notes due 2030	$497	$—
4.100% unsecured notes due 2050	990	—
$6 billion note issuance[1]
3.450% unsecured notes due 2026	1,891	1,890
4.650% unsecured notes due 2046	591	591
$8 billion note issuance[1]
3.300% unsecured notes due 2021	1,248	1,247
3.800% unsecured notes due 2024	1,993	1,992
4.500% unsecured notes due 2034	496	495
4.800% unsecured notes due 2044	1,493	1,492
£700 million note issuance,1
2.875% unsecured Pound sterling notes due 2020	—	488
3.600% unsecured Pound sterling notes due 2025	398	365
€750 million note issuance[1]
2.125% unsecured Euro notes due 2026	891	824
$4 billion note issuance[3]
3.100% unsecured notes due 2022	1,198	1,197
4.400% unsecured notes due 2042	493	493
Other[4]	24	25
Total long-term debt, less current portion	$12,203	$11,098
1Notes are unsubordinated debt obligations of Walgreens Boots Alliance and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance from time to time outstanding. On September 17, 2020, the Company provided notice to the trustee and the holders of its 2.875% notes due 2020 issued by the Company on November 20, 2014 that it will redeem in full the £400 million aggregate principal amount outstanding of the notes on October 20, 2020.
2Other short-term debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
3Notes are senior debt obligations of Walgreen Co. and rank equally with all other unsecured and unsubordinated indebtedness of Walgreen Co. On December 31, 2014, Walgreens Boots Alliance fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of Walgreens Boots Alliance and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of Walgreens Boots Alliance.
4Other long-term debt represents a mix of fixed and variable rate debt in various currencies with various maturities.

At August 31, 2020, the future maturities of short-term and long-term debt, excluding debt discounts and issuance costs and finance lease obligations (see note 4, leases, for the future lease payments), consisted of the following (in millions):

Amount
2021	$3,545
2022	1,250
2023	1,200
2024	—
2025	2,005
Later	7,816
Total estimated future maturities	$15,816

$1.5 Billion Note Issuance
On April 15, 2020, the Company issued in an underwritten public offering $0.5 billion of 3.20% notes due 2030 and $1.0 billion of 4.10% notes due 2050. Total issuance costs relating to the notes, including underwriting discounts and offering expenses were $13.3 million.

Credit facilities

April 7, 2020 Revolving Credit Agreement
On April 7, 2020, the Company entered into a $500 million revolving credit agreement (the “April 7, 2020 Revolving Credit Agreement”) with WBA Financial Services Limited, a private limited company incorporated under the laws of England and Wales (“WBAFSL”), and the lenders from time to time party thereto. The April 7, 2020 Revolving Credit Agreement is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) 364-days from April 7, 2020 and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the April 7, 2020 Revolving Credit Agreement. The Company and WBAFSL will be the borrowers under the April 7, 2020 Revolving Credit Agreement. Pursuant to the terms of the April 7, 2020 Revolving Credit Agreement, the Company provides a guarantee of any obligations of WBAFSL under the April 7, 2020 Revolving Credit Agreement. As of August 31, 2020, there were no borrowings outstanding under the April 7, 2020 Revolving Credit Agreement.

April 2020 Revolving Bilateral and Club Credit Agreements
The Company entered into a $750 million revolving credit agreement on April 1, 2020 (the “April 2020 Revolving Bilateral Credit Agreement”) and a $1.325 billion revolving credit agreement on April 2, 2020 (the “April 2020 Revolving Club Credit Agreement” and together with the April 2020 Revolving Bilateral Credit Agreement, the “Other April 2020 Revolving Credit Agreements”) with the lenders from time to time party thereto. Each of the Other April 2020 Revolving Credit Agreements is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) March 31, 2021 (which date shall be shortened pursuant to the terms of the applicable Other April 2020 Revolving Credit Agreement if the Company does not extend the maturity date of certain of its existing credit agreements or enter into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the applicable Other April 2020 Revolving Credit Agreement) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable Other April 2020 Revolving Credit Agreement. As of August 31, 2020, there were no borrowings outstanding under the Other April 2020 Revolving Credit Agreements.

August 2019 Revolving Credit Agreements
On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. As of August 31, 2020, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements.

January 2019 364-Day Revolving Credit Agreement
On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with a facility termination date of the earlier of (a) 364 days following January 31, 2019, the date of the effectiveness of the commitments pursuant to the January 364-Day Revolving Credit Agreement, subject to extension thereof pursuant to the January 2019 364-Day Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the January 2019 364-Day Revolving Credit Agreement. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extends the Maturity Date (as defined in the January 2019 364-Day Revolving Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020. As of August 31, 2020, there were no borrowings outstanding under the January 364-Day Revolving Credit Agreement.

December 2018 Revolving Credit Agreement
On December 21, 2018, the Company entered into a $1.0 billion revolving credit agreement (the “December 2018 Revolving Credit Agreement”) with the lenders from time to time party thereto. On July 27, 2020, the December 2018 Revolving Credit Agreement matured and the Company paid all amounts due in connection therewith.

A&R December 2018 Credit Agreement
On December 5, 2018, the Company entered into a $1.0 billion term loan credit agreement with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “December 2018 Credit Agreement”) to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. On April 2, 2020, the Company amended and restated the December 2018 Credit Agreement (such credit agreement as so amended and restated, the “A&R December 2018 Credit Agreement”). The A&R December 2018 Credit Agreement governs a $2.0 billion senior unsecured revolving credit facility, consisting of the initial $1.0 billion senior unsecured revolving facility previously governed by the December 2018 Credit Agreement and a new $1.0 billion senior unsecured revolving credit facility. The facility termination date is the earlier of (a) January 29, 2021 (which date shall be extended to February 26, 2021 or July 31, 2021 pursuant to the terms of the A&R December 2018 Credit Agreement if the Company extends the maturity date of certain of its existing credit agreements or enters into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the A&R December 2018 Credit Agreement ) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the A&R December 2018 Credit Agreement. As of August 31, 2020, there were $0.1 billion borrowings outstanding under the A&R December 2018 Credit Agreement.

Amended November 2018 Credit Agreement
On November 30, 2018, the Company entered into a credit agreement with the lenders from time to time party thereto, on March 25, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “November 2018 Credit Agreement”) reflecting certain changes to the borrowing notice provisions thereto, and on April 2, 2020, the Company entered into a second amendment to the November 2018 Credit Agreement (such credit agreement as so further amended, the “Amended November 2018 Credit Agreement”) which second amendment became effective as of May 29, 2020. As of May 29, 2020, the $500 million revolving credit facility portion of the November 2018 Credit Agreement was converted into a term loan facility, such that the Amended November 2018 Credit Agreement consists of a $1.0 billion senior unsecured term loan facility. The facility termination date is the earlier of (a) May 29, 2021 and (b) the date of acceleration of all loans under the Amended November 2018 Credit Agreement pursuant to its terms. As of August 31, 2020, there were $1.0 billion borrowings outstanding under the Amended November 2018 Credit Agreement.

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

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $2.5 billion at a weighted average interest rate of 2.15% for the fiscal year ended August 31, 2020. The Company had average daily commercial paper outstanding of $2.7 billion at a weighted average interest rate of 3.07% for the fiscal year ended August 31, 2019.

Interest
Interest paid was $584 million in fiscal 2020, $676 million in fiscal 2019 and $577 million in fiscal 2018.

Note 8. Financial instruments

The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The Company has non-U.S. dollar denominated net investments and uses foreign currency denominated financial instruments, specifically foreign currency derivatives and foreign currency denominated debt, to hedge its foreign currency risk.

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

August 31, 2020	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$722	$16	Other non-current assets
Foreign currency forwards	100	1	Other current assets
Cross currency interest rate swaps	50	—	Other current assets
Foreign currency forwards	49	1	Other non-current liabilities
Cross currency interest rate swaps	318	13	Other non-current liabilities
Interest rate swaps	1,000	10	Other non-current liabilities
Foreign currency forwards	671	23	Other current liabilities
Cross currency interest rate swaps	103	3	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	1,930	19	Other current assets
Foreign currency forwards	2,934	56	Other current liabilities
Total return swap	205	1	Other current liabilities

August 31, 2019	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$800	$73	Other non-current assets
Foreign currency forwards	18	1	Other current assets
Derivatives not designated as hedges:
Foreign currency forwards	3,485	87	Other current assets
Foreign currency forwards	707	6	Other current liabilities

Net investment hedges
The Company uses cross currency interest rate swaps as hedges and foreign currency forward contracts to hedge net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the currency translation adjustment within accumulated other comprehensive income (loss).

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

	Location in Consolidated Statements of Earnings	2020	2019	2018
Foreign currency forwards	Selling, general and administrative expense	$(63)	$139	$17
Total return swap	Selling, general and administrative expense	24	—	—
Foreign currency forwards	Other income (expense)	11	(18)	22

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

Level 1 -Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -Observable inputs other than quoted prices in active markets.
Level 3 -Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds¹	$6	$6	$—	$—
Investments in equity securities²	1	1	—	—
Foreign currency forwards³	20	—	20	—
Cross Currency interest rate swaps⁴	16	—	16	—
Liabilities:
Foreign currency forwards[3]	80	—	80	—
Cross currency interest rate swaps[4]	16	—	16	—
Interest rate swaps[4]	10	—	10	—
Total return swap	1	—	1	—

	August 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds¹	$217	$217	$—	$—
Investments in equity securities²	5	5	—	—
Foreign currency forwards³	88	—	88	—
Cross currency interest rate swaps[4]	73	—	73	—
Liabilities:
Foreign currency forwards³	6	—	6	—

1Money market funds are valued at the closing price reported by the fund sponsor.
2Fair values of quoted investments are based on current bid prices as of August 31, 2020 and 2019.
3The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.
4The fair value of interest rate swaps and cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See note 8, financial instruments, for additional information.

There were no transfers between Levels in fiscal 2020 or 2019.

The carrying value of the Company's commercial paper and credit facilities approximated their respective fair values due to their short-term nature.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Financial Statements. As of August 31, 2020, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were

$12.7 billion and $13.7 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the August 31, 2020 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of August 31, 2020. See note 7, debt, for further information.

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

The results of legal proceedings, including government investigations, are often uncertain and difficult to predict, and the costs incurred in these matters can be substantial, regardless of the outcome. With respect to litigation and other legal proceedings where the Company has determined that a material loss is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company believes that its defenses and assertions in pending legal proceedings have merit and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s consolidated financial position. However, substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid. In addition, as a result of governmental investigations or proceedings, the Company may be subject to damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs.

On December 29, 2014, a putative shareholder filed a derivative action in federal court in the Northern District of Illinois against certain current and former directors and officers of Walgreen Co. and Walgreen Co., as a nominal defendant, arising out of certain public statements the Company made regarding its former fiscal 2016 goals. (Cutler v. Wasson et al., No. 1:14-cv-10408 (N.D. Ill.)) The action asserts claims for breach of fiduciary duty, waste and unjust enrichment. On May 18, 2015, the case was stayed in light of a securities class action that was filed on April 10, 2015, described below. On November 3, 2016, the Court entered a stipulation and order extending the stay until the resolution of the securities class action.

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.)) The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. A motion to dismiss a consolidated class action complaint filed on August 17, 2015 was granted in part and denied in part on September 30, 2016. The court granted plaintiff’s motion for class certification on March 29, 2018 and plaintiff filed a first amended complaint on December

19, 2018. A motion to dismiss the first amended complaint was granted in part and denied in part on September 23, 2019. Discovery is proceeding.

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

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-md-2804), is pending in the U.S. District Court for the Northern District of Ohio ("N.D. Ohio"). The Company is involved in the following MDL bellwether cases: (1) two consolidated cases in N.D. Ohio (County of Summit, Ohio, et al. v. Purdue Pharma L.P., et al., Case No. 18-op-45090; County of Cuyahoga, Ohio, et al. v. Purdue Pharma L.P., Case No. 18-op-45004), previously scheduled for trial in November 2020 but postponed indefinitely; (2) one remanded to the U. S. District Court for the Eastern District of Oklahoma (The Cherokee Nation v. McKesson Corp., et al., Case No. 18-CV-00056-RAW-SPS); (3) one remanded to the U. S. District Court for the Northern District of California (City and County of San Francisco, et al. v. Purdue Pharma L.P., et al., Case No. 3:18-cv-07591-CRB), scheduled for trial in June 2021; and (4) two additional consolidated cases in N.D. Ohio (County of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; County of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079), scheduled for trial in May 2021.

The Company also has been named as a defendant in numerous lawsuits brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in New Mexico (State of New Mexico, ex rel. Hector Balderas, Attorney General v. Purdue Pharma L.P., et al., Case No. D-101-cv-2017-02541, First Judicial District Court, Santa Fe County, New Mexico - September 2021); West Virginia (In re: Opioid Litigation, Circuit Court of Kanawha County, West Virginia, Civil Action No. 19-C-9000 - November 2021); Missouri (Jefferson County, Missouri v. Dannie E. Williams, M.D., et al., Cause No. 20JE-CC00029, Twenty-Third Judicial Circuit, Jefferson County, Missouri - November 2021); Maryland (Anne Arundel County, Maryland v. Purdue Pharma L.P., et al., Case No. C-02-cv-18-000021, Circuit Court for Anne Arundel County, Maryland - December 2021); Florida (State of Florida, Office of the Attorney General, Department of Legal Affairs v. Purdue Pharma L.P., et al., Case No. 2018-CA-001438, Sixth Judicial Circuit in and for Pasco County, Florida - April 2022); and Nevada (State of Nevada v. McKesson Corporation, et al., Case No. A-19-796755-B, Eighth Judicial District Court, Clark County, Nevada - April 2022). A trial in two consolidated cases in New York state court (County of Suffolk v. Purdue Pharma L.P., et al., Index No. 400001/2017; County of Nassau v. Purdue Pharma L.P., et al., Index No. 400008/2017, Supreme Court of the State of New York, Suffolk County, NY) that had been scheduled for March 2021 was postponed, and no new trial date has been set.

The relief sought by various plaintiffs in these matters is compensatory and punitive damages, as well as injunctive relief. Additionally, the Company has received from the Department of Justice and the Attorney Generals of numerous states subpoenas, civil investigative demands, and/or other requests concerning opioid matters. The Company has also had communications with the Department of Justice with respect to purported violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing prescriptions at certain Walgreens locations. As discussed above, legal proceedings, including government investigations, are often uncertain and difficult to predict, and the costs and penalties incurred in these matters can be substantial.

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

Note 11. Income taxes

U.S. tax law changes
The U.S. tax law changes, enacted in December 2017, include broad and complex changes. Among other things, the U.S. tax law changes reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018 and required companies to immediately accrue for a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, which is generally payable over an eight-year period. The U.S. tax law changes modified the taxation of foreign earnings, repealed the deduction for domestic production activities, limited interest deductibility and established a global intangible low tax income (GILTI) regime.

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

In fiscal 2018, as a direct result of the U.S. tax law changes, the Company performed preliminary analysis and recorded a provisional estimated net tax benefit of $125 million. This provisional net tax benefit arose from a benefit of $648 million from re-measuring the Company’s net U.S. deferred tax liabilities, partially offset by the Company’s accrual for the transition tax and other U.S. tax law changes of $523 million. In fiscal 2019, in accordance with SEC Staff Accounting Bulletin 118 (SAB 118), the Company finalized its provisional estimates and recognized incremental net income tax expense, which was not material to our Consolidated Financial Statements.

During 2019, the U.S. Treasury Department issued regulations to apply retroactively covering certain components of the 2017 U.S. tax law changes. Certain guidance included in these regulations is inconsistent with the Company’s interpretation that led to the recognition of $247 million of tax benefits in prior periods. Despite this guidance, the Company remains confident in its interpretation of the U.S. tax law changes and intends to defend this position through litigation, if necessary. However, if the Company is ultimately unsuccessful in defending its position, it may be required to reverse all or a portion of the benefits previously recorded.

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

United Kingdom tax law changes
On July 22, 2020 the UK Finance Bill 2020 was enacted increasing the UK tax rate from 17% to 19% effective April 1, 2020. The Company recorded tax expense of $139 million from re-measuring the net UK deferred tax liability.

The components of earnings before income tax provision were (in millions):

	2020	2019	2018
U.S.	$759	$1,898	$3,292
Non–U.S.	(16)	2,629	2,683
Total	$743	$4,527	$5,975

The provision for income taxes consists of the following (in millions):

	2020	2019	2018
Current provision
Federal	$150	$201	$866
State	49	46	103
Non–U.S.	204	241	353
	403	488	1,322
Deferred provision
Federal – tax law change	—	—	(648)
Federal – excluding tax law change	(83)	151	304
State	2	4	78
Non–U.S. – tax law change	139	—	—
Non–U.S. – excluding tax law change	(101)	(55)	(58)
	(43)	100	(324)
Income tax provision	$360	$588	$998

The difference between the statutory federal income tax rate and the effective tax rate is as follows:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	25.7%
State income taxes, net of federal benefit	5.3	0.9	2.3
Foreign income taxed at non-U.S. rates	(12.0)	(2.1)	(12.2)
Non-taxable income	(28.5)	(3.5)	(5.2)
Non-deductible expenses	5.9	0.5	2.1
Transition tax	—	—	12.4
Tax law changes	18.8	(0.4)	(10.9)
Change in valuation allowance[1]	1.2	1.9	8.7
Goodwill impairment	43.5	—	—
Tax credits	(9.8)	(4.8)	(6.9)
Other	3.1	(0.5)	0.7
Effective income tax rate	48.5%	13.0%	16.7%
1Net of changes in related tax attributes.

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	2020	2019
Deferred tax assets:
Compensation and benefits	$177	$133
Postretirement benefits	105	—
Insurance	98	90
Accrued rent & lease obligations	5,187	219
Allowance for doubtful accounts	12	13
Tax attributes	6,909	6,687
Stock compensation	47	45
Deferred income	18	115
Other	80	78
	12,633	7,380
Less: valuation allowance	6,608	6,638
Total deferred tax assets	6,025	742
Deferred tax liabilities:
Accelerated depreciation	722	475
Inventory	344	394
Intangible assets	1,274	1,116
Equity method investment	548	481
Lease right-of-use asset	4,589	—
	7,477	2,466
Net deferred tax liabilities	$1,452	$1,724

As of August 31, 2020, the Company has recorded deferred tax assets for tax attributes of $6.9 billion, primarily reflecting the benefit of $2.9 billion in U.S. federal, $276 million in state and $24.1 billion in non-U.S. ordinary and capital losses. In addition, these deferred tax assets include $71 million of income tax credits. Of these deferred tax assets, $6.2 billion will expire at various dates from 2021 through 2037. The residual deferred tax assets of $692 million have no expiration date.

The Company believes it is more likely than not that the benefit from certain deferred tax assets will not be realized. The assessment of realization of deferred tax assets is performed based on the weight of the positive and negative evidence available to indicate whether the asset is recoverable, including tax planning strategies that are prudent and feasible. In recognition of this risk, the Company has recorded a valuation allowance of $6.6 billion against those deferred tax assets as of August 31, 2020.

Income taxes paid, net of refunds were $0.6 billion, $0.9 billion and $0.6 billion for fiscal years 2020, 2019 and 2018, respectively.

ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statement of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction. As of August 31, 2020, unrecognized tax benefits of $552 million were reported as long-term liabilities on the Consolidated Balance Sheets while an immaterial amount is reported as current tax liabilities. Both of these amounts include interest and penalties, when applicable.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2020	2019	2018
Balance at beginning of year	$455	$456	$409
Gross increases related to tax positions in a prior period	60	33	123
Gross decreases related to tax positions in a prior period	(23)	(53)	(15)
Gross increases related to tax positions in the current period	9	26	29
Settlements with taxing authorities	(4)	(2)	(87)
Lapse of statute of limitations	(3)	(5)	(3)
Balance at end of year	$494	$455	$456

At August 31, 2020, 2019 and 2018, $353 million, $311 million and $331 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized. During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $2 million due to anticipated tax audit settlements and the expirations of statutes of limitations associated with tax positions related to multiple tax jurisdictions.

The Company recognizes interest and penalties in the income tax provision in its Consolidated Statements of Earnings. At August 31, 2020 and August 31, 2019, the Company had accrued interest and penalties of $58 million and $47 million, respectively. For the year ended August 31, 2020, the amount reported in income tax expense related to interest and penalties was $11 million income tax expense.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various states and multiple foreign jurisdictions. It is generally no longer under audit examinations for U.S. federal income tax purposes for any years prior to fiscal 2014. With few exceptions, it is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2008. In foreign tax jurisdictions, the Company is generally no longer subject to examination by the tax authorities in the United Kingdom prior to 2015, Luxembourg prior to 2016, in Germany prior to 2014, in France prior to 2016 and in Turkey prior to 2015.

The Company has received tax holidays from Swiss cantonal income taxes relative to certain of its Swiss operations. The income tax holidays are set to expire in September 2022. Upon expiration, a reduced tax rate will extend through December 2029. The holidays had a beneficial impact of $124 million and $127 million (inclusive of capital GILTI tax cost) during fiscal 2020 and 2019, respectively. This benefit is primarily included as part of the foreign income taxed at non-U.S. rates line in the effective tax rate reconciliation table above.

At August 31, 2020, it is not practicable for the Company to determine the amount of the unrecognized deferred tax liability it has with respect to temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

Note 12. Stock compensation plans

The Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (the “Omnibus Plan”), which became effective in fiscal 2013, provides for incentive compensation to the Company’s non-employee directors, officers and employees and consolidates several previously existing equity compensation plans into a single plan.

The Company grants stock options, performance shares and restricted units under the Omnibus Plan. Performance shares issued under the Omnibus Plan offer performance-based incentive awards to certain employees. Restricted stock units are also equity-based awards with vesting requirements that are granted to key employees. The performance shares and restricted stock unit awards are both subject to restrictions as to continuous employment except in the case of death, normal retirement or total and permanent disability.

Total stock-based compensation expense for fiscal 2020, 2019 and 2018 was $137 million, $119 million and $130 million, respectively. Unrecognized compensation cost related to non-vested awards at August 31, 2020 was $188 million, which will be fully recognized over the next three years.

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
The investment strategy of the principal defined benefit pension plan is to hold the majority of its assets in a diverse portfolio ("Matching Portfolio") which aims to broadly match the characteristics of the plan’s liabilities by investing in bonds, derivatives and other fixed income assets, with the remainder invested in predominantly return-seeking assets. Interest rate and inflation rate swaps are also employed to complement the role of fixed and index-linked bond holdings in liability risk management. During 2020, the target strategic allocation to the Matching Portfolio was changed from 85% to 75%, with a corresponding increase in the allocation to return seeking assets.

The following tables present classes of defined benefit pension plan assets by fair value hierarchy (in millions):

	August 31, 2020	Level 1	Level 2	Level 3
Equity securities:
Equity securities[1]	$1,505	$—	$1,505	$—

Debt securities:
Fixed interest government bonds[2]	515	111	404	—
Index linked government bonds[2]	4,168	2,936	1,232	—
Corporate bonds[3]	2,730	1	2,729	—

Real estate:
Real estate[4]	492	—	—	492

Other:
Other investments, net[5]	204	152	(347)	399

Total	$9,614	$3,200	$5,523	$891

	August 31, 2019	Level 1	Level 2	Level 3
Equity securities:
Equity securities[1]	$1,006	$—	$1,005	$—

Debt securities:
Fixed interest government bonds[2]	489	148	341	—
Index linked government bonds[2]	3,861	3,824	37	—
Corporate bonds[3]	2,390	1	2,389	—

Real estate:
Real estate[4]	471	—	—	471

Other:
Other investments, net[5]	914	63	516	335

Total	$9,131	$4,036	$4,288	$806
1Equity securities, which mainly comprise of investments in commingled funds, are valued based on quoted prices and are primarily exchange-traded. Securities for which official close or last trade pricing on an active exchange is available are classified as Level 1 investments. If closing prices are not available, or the investments are in a commingled fund, securities are valued at the last quoted bid price and typically are categorized as Level 2 investments.
2Debt securities: government bonds comprise of fixed interest and index linked bonds issued by central governments and are valued based on quotes received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type, as well as dealer-supplied prices.
3Debt securities: corporate bonds comprise bonds issued by corporations in both segregated and commingled funds and are valued using recently executed transactions, or quoted market prices for similar assets and liabilities in active markets, or for identical assets and liabilities in markets that are not active. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices.

4Real estate comprise of investments in certain property funds which are valued based on the underlying properties. These properties are valued using a number of standard industry techniques such as cost, discounted cash flows, independent appraisals and market based comparable data. Real estate investments are categorized as Level 3 investments. Changes in Level 3 investments during fiscal 2020 were driven by actual return on plan assets still held at August 31, 2020 and purchases during the year.
5Other investments mainly comprise of net receivable (payable) amounts for unsettled transactions, cash and cash equivalents, derivatives and direct private placements. Cash is categorized as a Level 1 investment and cash in commingled funds is categorized as Level 2 investments. Amounts receivable (payable) are categorized as level 2 investments. Cash equivalents are valued using observable yield curves, discounting and interest rates and are categorized as Level 2 investments. Derivatives which are exchange-traded and for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market, or exchange on which they are traded, and are categorized as Level 1 investments. Over-the-counter derivatives typically are valued by independent pricing services and are categorized as Level 2 investments. Direct private placements are typically bonds valued by reference to comparable bonds and are categorized as Level 3 investments. Changes in Level 3 investments during fiscal 2020 were primarily driven by purchases during the year.

Components of net periodic pension costs for the defined benefit pension plans (in millions):

	Boots and other pension plans
	2020	2019	2018
Service costs	$5	$4	$5
Interest costs	143	196	193
Expected returns on plan assets/other	(285)	(246)	(209)
Total net periodic pension (income) cost	$(137)	$(46)	$(11)

Change in benefit obligations for the defined benefit pension plans (in millions):

	2020	2019
Benefit obligation at beginning of year	$8,834	$8,293
Service costs	5	4
Interest costs	143	196
Amendments/other	—	22
Net actuarial loss	495	1,212
Benefits paid	(333)	(363)
Currency translation adjustments	805	(530)
Benefit obligation at end of year	$9,949	$8,834

Change in plan assets for the defined benefit pension plans (in millions):

	2020	2019
Plan assets at fair value at beginning of year	$9,131	$8,676
Employer contributions	38	38
Benefits paid	(333)	(363)
Return on assets/other	(31)	1,333
Currency translation adjustments	810	(552)
Plan assets at fair value at end of year	$9,614	$9,131

Amounts recognized in the Consolidated Balance Sheets (in millions):

	2020	2019
Other non-current assets	$—	$486
Accrued expenses and other liabilities	(8)	(6)
Other non-current liabilities	(327)	(183)
Net asset (liability) recognized at end of year	$(335)	$297

Cumulative pre-tax amounts recognized in accumulated other comprehensive (income) loss (in millions):

	2020	2019
Net actuarial loss	$858	$92
Prior service cost	(1)	24
Total	$857	$116

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans, including accumulated benefit obligations in excess of plan assets, at August 31 were as follows (in millions):

	2020	2019
Projected benefit obligation	$9,949	$8,834
Accumulated benefit obligation	9,937	8,823
Fair value of plan assets	9,614	9,131

Pension plans with projected benefit obligation and accumulated benefit obligations in excess of plan assets were not material for periods presented.

Estimated future benefit payments for the next 10 years from defined benefit pension plans to participants are as follows (in millions):

Estimated future benefit payments
2021	$289
2022	282
2023	293
2024	302
2025	318
2026-2030	1,774

The assumptions used in accounting for the defined benefit pension plans were as follows:

	2020	2019
Weighted-average assumptions used to determine benefit obligations
Discount rate	1.63%	1.80%
Rate of compensation increase	3.10%	2.91%

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	1.58%	1.58%
Expected long-term return on plan assets	3.10%	3.10%
Rate of compensation increase	2.91%	2.68%

Based on current actuarial estimates, the Company plans to make contributions of $39 million to its defined benefit pension plans in fiscal 2021 and expects to make contributions beyond 2021, which will vary based upon many factors, including the performance of the defined benefit pension plan assets.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $227 million, $239 million and $217 million in fiscal 2020, 2019 and 2018, respectively. The Company’s contributions were $226 million, $234 million and $366 million in fiscal 2020, 2019 and 2018, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is United Kingdom based and to which both the Company and participating employees contribute. The cost recognized in the Consolidated Statement of Earnings was $119 million in fiscal 2020, $124 million in fiscal 2019 and $142 million in fiscal 2018.

Postretirement healthcare plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. An amendment to this plan during the fourth quarter of fiscal 2018 resulted in a reduction in the benefit plan obligation of $201 million and the recognition of a curtailment gain of $112 million. The Company’s postretirement health benefit plan obligation was $182 million and $161 million in fiscal 2020 and 2019, respectively and is not funded. The expected benefit to be paid net of the estimated federal subsidy during fiscal 2021 is $10.6 million.

Note 14. Capital stock

In June 2018, Walgreens Boots Alliance authorized a new stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock, which program has no specified expiration date. The Company purchased 30 million and 57 million shares under stock repurchase programs in fiscal 2020 and 2019 at a cost of $1.5 billion and $3.8 billion, respectively. In July 2020, the Company announced that it had suspended activities under this program.

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

In addition, the Company continued to repurchase shares to support the needs of the employee stock plans. Shares totaling $103 million were purchased to support the needs of the employee stock plans during fiscal 2020 as compared to $339 million and $289 million in fiscal 2019 and fiscal 2018, respectively. At August 31, 2020, 16 million shares of common stock were reserved for future issuances under the Company’s various employee benefit plans.

Note 15. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for fiscal 2020, 2019 and 2018 (in millions):

	Pension/post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges[2]	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2017	$(139)	$(33)	$—	$(2)	$(2,877)	$(3,051)
Other comprehensive income (loss) before reclassification adjustments	417	—	—	(4)	(207)	206
Amounts reclassified from AOCI[1]	(120)	4	—	11	8	(97)
Tax benefit (provision)	(57)	(1)	—	(2)	—	(60)
Net change in other comprehensive income (loss)	240	3	—	5	(199)	49
Balance at August 31, 2018	$101	$(30)	$—	$3	$(3,076)	$(3,002)
Other comprehensive income (loss) before reclassification adjustments	(162)	1	73	(1)	(801)	(889)
Amounts reclassified from AOCI	(17)	5	—	—	—	(12)
Tax benefit (provision)	30	(1)	(18)	—	(6)	5
Net change in other comprehensive income (loss)	(149)	5	55	(1)	(807)	(896)
Balance at August 31, 2019	$(48)	$(24)	$55	$3	$(3,884)	$(3,897)
Other comprehensive income (loss) before reclassification adjustments	(861)	(12)	(113)	(16)	934	(69)
Amounts reclassified from AOCI	(8)	5	—	—	3	—
Tax benefit (provision)	169	1	23	3	(1)	195
Net change in other comprehensive income (loss)	(700)	(6)	(90)	(13)	936	126
Balance at August 31, 2020	$(748)	$(31)	$(34)	$(10)	$(2,948)	$(3,771)
1Includes amendment to U.S. postretirement healthcare plan resulting in a curtailment gain. See note 13, retirement benefits.
2Previously disclosed as Unrealized gain (loss) on cash flow hedges.

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

Retail Pharmacy USA
The Retail Pharmacy USA segment consists of the Walgreens business, which includes the operation of retail drugstores, health and wellness services, and mail and central specialty pharmacy services. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty and personal care and consumables and general merchandise.

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

The following table reflects results of operations of the Company's reportable segments (in millions):

	For the years ending August 31,
	2020	2019	2018
Sales:
Retail Pharmacy USA	$107,701	$104,532	$98,392
Retail Pharmacy International	10,004	11,462	12,281
Pharmaceutical Wholesale	23,958	23,053	23,006
Eliminations[1]	(2,126)	(2,180)	(2,142)
Walgreens Boots Alliance, Inc.	$139,537	$136,866	$131,537
Adjusted Operating income:[2]
Retail Pharmacy USA	$4,099	$5,255	$5,814
Retail Pharmacy International	130	747	929
Pharmaceutical Wholesale	980	939	936
Eliminations[1]	2	1	—
Walgreens Boots Alliance, Inc.	$5,211	$6,942	$7,679
Depreciation and amortization:
Retail Pharmacy USA	$1,385	$1,459	$1,196
Retail Pharmacy International	397	429	419
Pharmaceutical Wholesale	145	150	155
Walgreens Boots Alliance, Inc.	$1,927	$2,038	$1,770
Capital expenditures:
Retail Pharmacy USA	$1,052	$1,323	$1,022
Retail Pharmacy International	239	275	241
Pharmaceutical Wholesale	83	104	104
Walgreens Boots Alliance, Inc.	$1,374	$1,702	$1,367

The following table reconciles adjusted operating income to operating income (in millions):

	For the years ending August 31,
	2020	2019	2018
Adjusted operating income[2]	$5,211	$6,942	$7,679
Impairment of goodwill and intangible assets	(2,016)	(73)	—
Transformational cost management	(793)	(477)	—
Acquisition-related amortization[3]	(461)	(493)	(448)
Acquisition-related costs	(316)	(303)	(231)
Adjustments to equity earnings in AmerisourceBergen	(97)	(233)	(175)
LIFO provision	(95)	(136)	(84)
Store damage and inventory losses[4]	(68)	—	—
Store optimization	(53)	(196)	(100)
Certain legal and regulatory accruals and settlements	—	(31)	(284)
Hurricane-related costs	—	—	(83)
Asset recovery	—	—	15
Operating income[2]	$1,312	$4,998	$6,289
1Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.
2The Company adopted ASU 2017-07 Topic 715 as of September 1, 2018 (fiscal 2019) on a retrospective basis. The impact on our previously reported net periodic costs as a result of the retrospective adoption of this standard results in a reclassification from selling, general and administrative expenses to other income (expense) of $125 million for the fiscal year ended August 31, 2018.
3Excludes impairment of $73 million for indefinite-lived pharmacy licenses intangible asset recorded during the three months ended August 31, 2019, in the Boots reporting unit within the Retail Pharmacy International segment, which has been presented as "Impairment of goodwill and intangible asset" line.
4Store damage and inventory losses as a result of looting in the U.S., net of insurance recoveries.

No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. Substantially all of our retail pharmacy sales are to customers covered by third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. In the Retail Pharmacy USA segment, one third-party payer accounted for approximately 11% of the consolidated sales in fiscal 2020, two third-party payers, in the aggregate accounted for approximately 22% of the Company’s consolidated sales in fiscal 2019 and three third-party payers, in the aggregate accounted for approximately 32% of the Company’s consolidated sales in fiscal 2018.

Geographic data for sales is as follows (in millions):

	2020	2019	2018
United States	$107,701	$104,532	$98,392
United Kingdom	12,099	12,729	13,297
Europe (excluding the United Kingdom)	17,270	17,009	17,594
Other	2,467	2,597	2,254
Sales	$139,537	$136,866	$131,537

Geographic data for long-lived assets, defined as property, plant and equipment, is as follows (in millions):

	2020	2019
United States	$10,344	$10,598
United Kingdom	2,294	2,162
Europe (excluding the United Kingdom)	540	521
Other	164	197
Total long-lived assets	$13,342	$13,478

Note 17. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	For the years ending August 31,
	2020	2019	2018
Retail Pharmacy USA
Pharmacy	$80,481	$77,192	$71,055
Retail	27,220	27,340	27,337
Total	107,701	104,532	98,392

Retail Pharmacy International
Pharmacy	3,906	4,080	4,360
Retail	6,098	7,382	7,921
Total	10,004	11,462	12,281

Pharmaceutical Wholesale	23,958	23,053	23,006

Eliminations[1]	(2,126)	(2,180)	(2,142)

Walgreens Boots Alliance, Inc.	$139,537	$136,866	$131,537
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

Related party transactions with AmerisourceBergen (in millions):

	2020	2019	2018
Purchases, net	$59,569	$57,429	$53,161

Trade accounts payable, net	$6,390	$6,484	$6,274

Note 19. Supplementary financial information

Summary of Quarterly Results (Unaudited)
(in millions, except per share amounts)

	Quarter ended
	November	February	May	August	Fiscal year
Fiscal 2020
Sales	$34,339	$35,820	$34,631	$34,746	$139,537
Gross profit	7,263	7,513	6,438	6,803	28,017
Net earnings attributable to Walgreens Boots Alliance, Inc.	845	946	(1,708)	373	456

Net earnings per common share:
Basic	$0.95	$1.07	$(1.95)	$0.43	$0.52
Diluted	0.95	1.07	(1.95)	0.43	0.52

Cash dividends declared per common share	$0.4575	$0.4575	$0.4575	$0.4675	$1.8400

Fiscal 2019
Sales	$33,793	$34,528	$34,591	$33,954	$136,866
Gross profit	7,641	7,754	7,453	7,228	30,076
Net earnings attributable to Walgreens Boots Alliance, Inc.	1,123	1,156	1,025	677	3,982

Net earnings per common share:
Basic	$1.18	$1.25	$1.13	$0.75	$4.32
Diluted	1.18	1.24	1.13	0.75	4.31

Cash dividends declared per common share	$0.4400	$0.4400	$0.4400	$0.4580	$1.7780

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2020. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting, as stated in its report which is included herein.

/s/	Stefano Pessina	/s/	James Kehoe
	Stefano Pessina		James Kehoe
	Executive Vice Chairman and Chief Executive Officer		Executive Vice President and Global Chief Financial Officer

October 15, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walgreens Boots Alliance, Inc. and subsidiaries (the "Company") as of August 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 15, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective September 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach which does not require prior periods to be restated.

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

Goodwill and Indefinite-Lived Intangible Assets Impairment Evaluation – Boots Reporting Unit, Retail Pharmacy International - Other Markets ("RPI-Other") Reporting Unit, and Boots Indefinite-lived Intangible Assets — Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
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

The Company’s goodwill balance was $15.3 billion as of August 31, 2020, of which $1.1 billion relates to the Boots Reporting Unit and $0.5 billion relates to the RPI-Other (collectively, the Reporting Units). During the 3rd quarter, management recorded a $1.7 billion impairment charge of Boots goodwill. Management performed its annual impairment test as of June 1, 2020 and determined that its estimate of the fair value of the Boots Reporting Unit was in excess of its revised carrying value by a nominal amount and, therefore, no additional impairment was recognized for the year ended August 31, 2020. Management also concluded the RPI–Other Reporting Unit fair value was in excess of its carrying value by approximately 4% as of August 31, 2020 compared to 16% as of August 31, 2019.

The Company’s indefinite-lived intangible assets balance was $7.4 billion as of August 31, 2020, of which $7.2 billion represented Boots indefinite-lived intangible assets. During the 3rd quarter, management recorded a $0.3 billion impairment charge related to certain of these intangible assets. Management performed its annual impairment test as of June 1, 2020 and determined that its estimate of the fair value of the Boots indefinite-lived intangible assets were in excess of their carrying amounts, certain of which by nominal amounts. Management concluded no additional impairment was recognized for the year ended August 31, 2020.

Management has made significant judgments to estimate the fair value of the Reporting Units and the Boots indefinite-lived intangible assets. Given the small difference between their fair values and carrying values, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions of future revenue growth, EBITDA margins, the selection of the discount rate, the selection of the royalty rates for the Boots trade name indefinite-lived intangible assets, and the market multiple selected for the Reporting Units, specifically due to the current economic environment and the impact of the COVID-19 pandemic, requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of goodwill for the Reporting Units and the Boots indefinite-lived intangible assets included the following, among others:

•We tested the effectiveness of controls over the goodwill and intangible asset impairment analyses, including those over the development of forecasts of future revenues, EBITDA margins, and the selection of royalty rates, market multiples, and discount rates.
•We evaluated management’s ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts of future revenues and EBITDA margins by performing certain procedures, including:
–Comparing the forecasts to internal communications to management and the Board of Directors.
–Comparing the forecasts to third-party economic research, including discussions with our economic and industry specialists.
•We performed sensitivity analyses to evaluate the risk of impairment if key assumptions are changed.
•We evaluated, with the assistance of our fair value specialists, the (1) valuation methodology used for the Reporting Units’ goodwill and the Boots indefinite-lived intangible assets and (2) the reasonableness of the related discount rates, by performing certain procedures, including:
–Comparing the valuation methodologies used to generally accepted valuation practices for each asset type.
–Evaluating the appropriateness of the Company’s selection of companies in its industry comparable group for comparability to the Reporting Units.
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing an independent discount rate and comparing it to the discount rate selected by management.

Income Taxes – Uncertain Tax Positions - Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description
The Company has a complex legal structure involving numerous domestic and foreign locations with constantly changing tax laws and regulations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate whether it is more likely to be sustained than not on the basis of its technical merits. The Company recognizes a benefit for tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The Company establishes a liability for unrecognized tax benefits that do not meet this threshold. The evaluation of each uncertain tax position requires management to apply specialized skill, knowledge, and significant judgment related to the identified position. The Company’s liability for unrecognized tax benefits as of August 31, 2020 was $494 million.

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

•We tested the effectiveness of controls over income taxes, including those over identifying uncertain tax positions and measuring liabilities.
•We evaluated, with the assistance of our tax specialists, a selection of underlying tax positions to evaluate the more likely than not principle as it applied to the specific underlying tax position.
•We evaluated, with the assistance of our tax specialists, the Company’s unrecognized tax positions by performing the following:
–Obtaining management and third-party opinions or memoranda regarding the analysis of uncertain tax positions and identifying the key judgments and evaluating whether the analysis was consistent with our interpretation of the relevant laws and regulations.
–Evaluating the basis for certain intercompany transactions, such as transfer pricing, by comparison to economic studies performed by management and third-party data.
–Evaluating the matters raised by tax authorities in former and ongoing tax audits and considering the implications of these matters on open tax years.
–Assessing changes and interpretation of applicable tax law.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 15, 2020
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Walgreens Boots Alliance, Inc. and subsidiaries (the “Company”) as of August 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2020, of the Company and our report dated October 15, 2020, expressed an unqualified opinion on those financial statements.

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
October 15, 2020

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

As a result of COVID-19, a portion of our global workforce, including employees and extended workforce, rapidly shifted to a working from home environment beginning in March 2020 and many continue to work remotely. While our controls were not developed and designed to facilitate or accommodate this shift, we have evaluated and concluded that these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting during the most recent quarter.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended August 31, 2020 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other information
None.

PART III

The Company intends to file with the SEC a definitive proxy statement for its next Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after August 31, 2020. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the disclosure in that Proxy Statement. The Company’s next Annual Meeting of Stockholders is scheduled to be held on January 28, 2021.

Item 10.  Directors, executive officers and corporate governance
The information required by Item 10, with the exception of the information relating to the executive officers of the Company, which is presented in part I above under the heading “Information about our executive officers,” is incorporated herein by reference to the Company’s Proxy Statement, including the following sections: Proposal–1 Election of Directors; and Governance.

The Company has adopted a Code of Conduct and Business Ethics applicable to all employees, officers and directors that incorporates policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Company has also adopted a Code of Ethics for CEO and Financial Executives. This Code applies to and has been signed by the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. The Company intends to promptly disclose on its website in accordance with applicable rules required disclosure of changes to or waivers, if any, of the Code of Ethics for CEO and Financial Executives or the Code of Conduct and Business Ethics for directors and executive officers.

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

PART IV

Item 15.  Exhibits and financial statement schedules
(a)Documents filed as part of this report:
(1)Financial statements. The following financial statements, supplementary data and reports of independent public accountants appear in part II, item 8 of this Form 10-K and are incorporated herein by reference.
Consolidated Balance Sheets at August 31, 2020 and 2019
Consolidated Statements of Equity, Earnings, Comprehensive Income and Cash Flows for the years ended August 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm
.
(2)Financial statement schedules and supplementary information
Schedules I, II, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

(3)Exhibits. Exhibits 10.1 through 10.57 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)Exhibits

Exhibit No.	Description	SEC Document Reference
2.1*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes.	Incorporated by reference to Annex B-1 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.2*	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

2.3	Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated December 23, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 24, 2014.
2.5	Amendment No. 2 to Agreement and Plan of Merger, dated December 29, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 (File No. 1-36759) filed with the SEC on December 30, 2014.
2.6*	Amended and Restated Asset Purchase Agreement, dated as of September 18, 2017, by and among Walgreens Boots Alliance, Inc., Walgreen Co. and Rite Aid Corporation	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 19, 2017.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated By-laws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-152315) filed with the SEC on July 14, 2008.
4.2	Form of Walgreen Co. 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.3	Form of Walgreen Co. 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.4	Form of Guarantee of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
4.5	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.6	Form of 3.300% Notes due 2021.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.7	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.8	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.9	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.10	Form of 2.875% Notes due 2020 (£).	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.11	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.12	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.13	Indenture, dated as of December 17, 2015, between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-208587) filed with the SEC on December 17, 2015.
4.14	Form of 3.450% Notes due 2026	Incorporated by reference to Exhibit 4.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.15	Form of 4.650% Notes due 2046	Incorporated by reference to Exhibit 4.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.16	Form of 3.200% Notes due 2030	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.
4.17	Form of 4.100% Notes due 2050	Incorporated by reference to Exhibit 4.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.
4.18	Walgreen Co. Shareholders Agreement, dated as of August 2, 2012, among Walgreen Co., Stefano Pessina, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Kohlberg Kravis Roberts & Co. L.P. and certain other investors party thereto.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
4.19	Letter Agreement between Stefano Pessina and Walgreens Boots Alliance, Inc., dated July 23, 2020	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on July 27, 2020.
4.20	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.
Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

4.21	Amendment No. 2 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated December 31, 2014, as Amended by Amendment No. 1, dated as of August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Ontario Holdings WBS Limited, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.
Incorporated by reference to Exhibit E to the Schedule 13D filed by Alliance Santé Participations S.A. (File No. 005-88481) filed with the SEC on December 31, 2014).
4.22	Description of Registered Securities.	Filed herewith.
10.1	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 1, 2016).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.

10.2	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 19, 2018.
10.3	Form of Performance Share Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.4	Form of Performance Share Award agreement (effective October 2018).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.

10.5	Form of Performance Share Award agreement (effective October 2017).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.6	Form of Stock Option Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.7	Form of Stock Option Award agreement (effective October 2018).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.8	Form of Stock Option Award agreement (effective October 2017).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.9	Form of Restricted Stock Unit Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.10	Form of Performance Share Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.10 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.11	Form of Performance Share Award agreement for CEO (November 2018).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.12	Form of Performance Share Award agreement for CEO (November 2017).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 (File No. 1-36759) filed with the SEC on January 4, 2018.
10.13	Form of Stock Option Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.14 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.14	Form of Stock Option Award agreement for CEO (November 2018).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.15	Form of Stock Option Award agreement for CEO (November 2017).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 (File No. 1-36759) filed with the SEC on January 4, 2018.
10.16	Form of Restricted Stock Unit Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.

10.17	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2019).	Incorporated by reference to Exhibit 10.19 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.18	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2018).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.19	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2017).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 (File No. 1-36759) filed with the SEC on January 4, 2018.
10.20	Form of Restricted Stock Unit Award agreement (September 2019).	Incorporated by reference to Exhibit 10.24 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019
10.21	Form of Restricted Stock Unit Award agreement for James Kehoe (June 2018).	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 11, 2018.
10.22	Form of Amendment to Stock Option Award agreements.	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (File No. 1-00604) filed with the SEC on October 20, 2014.
10.23	Amendments to certain Omnibus Plan Award agreements (October 2018).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.24	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.25	Form of Stock Option Award agreement under UK Sub-plan (effective October 2019).	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.26	Form of Stock Option Award agreement under UK Sub-plan (effective October 2018).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.27	Form of Stock Option Award agreement under UK Sub-plan (effective October 2017).	Incorporated by reference to Exhibit 10.24 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.28	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.
10.29	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).
10.30	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.
10.31	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.
10.32	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.33	Amendment to the Walgreen Co. 2002 et. al. Executive Deferred Compensation/Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).
10.34	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).
10.35	Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.
10.36	Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.
10.37	Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.43 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.38	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).
10.39	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).
10.40	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).
10.41	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective August 6, 2019).	Incorporated by reference to Exhibit 10.47 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.42	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.43	Offer letter agreement dated as of March 6, 2018 between James Kehoe and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.
10.44	Service Agreement between Boots UK Limited and Alex Gourlay, dated January 29, 2009.	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.45	Letter Agreement between Alliance Boots Management Services Limited and Alex Gourlay, dated June 28, 2010.	Incorporated by reference to Exhibit 10.19 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.46	Employment Agreement between Alliance UniChem Plc and Ornella Barra dated December 10, 2002.	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.47	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra, dated July 31, 2006.	Incorporated by reference to Exhibit 10.21 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.48	Novation of Service Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.	Incorporated by reference to Exhibit 10.22 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.49	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy	Incorporated by reference to Exhibit 10.68 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

10.50	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.51	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.	Incorporated by reference to Exhibit 10.53 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.52	Extension, dated January 27, 2016, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2016.
10.53	Extension, dated as of March 27, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 (File No. 1-36759) filed with the SEC on April 5, 2017.
10.54	Extension, dated as of July 13, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.62 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.55	Extension, dated as of August 1, 2018, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.8 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.56	Extension, effective as of October 22, 2019, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.62 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.57	Extension, dated as of July 1, 2020, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 (File No. 1-36759) filed with the SEC on July 9, 2020.
10.58	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
10.59	Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.60	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.61	Revolving Credit Agreement, dated as of August 29, 2018, by and among Walgreens Boots Alliance, Inc., the lenders and letter of credit issuers from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the joint lead arrangers, joint bookrunners and co-syndication.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on August 30, 2018.
10.62	Credit Agreement, dated as of November 30, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 6, 2018.
10.63	Amendment No. 1 to Credit Agreement, dated as of March 25, 2019, by and between Walgreens Boots Alliance, Inc. and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent, amending that certain Credit Agreement, dated as of November 30, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto, and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent.
Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019 (File No. 1-36759) filed with the SEC on April 2, 2019.

10.64	Amendment No. 2 to Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc. and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lender.	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.65	Revolving Credit Agreement, dated as of December 21, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 26, 2018.
10.66	364-Day Revolving Credit Agreement, dated as of January 18, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on January 22, 2019.
10.67	Extension Agreement, dated as of December 18, 2019, by and among Walgreens Boots Alliance, Inc., the lenders party thereto and Mizuho Bank, Ltd., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 18, 2019.
10.68	Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and HSBC Bank USA, N.A., as administrative agent, and HSBC Securities (USA), Inc., as sole lead arranger.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.
10.69	Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent and sole lead arranger.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.
10.70	Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and UniCredit Bank AG, New York Branch, as administrative agent.	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.
10.71	Revolving Credit Agreement, dated as of April 1, 2020, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.72	Revolving Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.73	Amended and Restated Revolving Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as administrative agent and sole lender.	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.74	Revolving Credit Agreement, dated as of April 7, 2020, by and among Walgreens Boots Alliance, Inc., WBA Financial Services Limited, the lenders from time to time party thereto and HSBC Bank plc, as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 7, 2020.
21	Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	XBRL Instance Document (The following financial information from this Annual Report on Form 10-K for the fiscal year ended August 31, 2020 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Equity; (iii) the Consolidated Statement of Earnings; (iv) the Consolidated Statements of Comprehensive Income; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements).	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

**Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of any such agreements will be furnished supplementally to the SEC upon request.

Item 16.  Form 10-K summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREENS BOOTS ALLIANCE, INC.

October 15, 2020	By:	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stefano Pessina	Executive Vice Chairman and Chief Executive Officer (Principal Executive Officer) and Director	October 15, 2020
Stefano Pessina

/s/ James Kehoe	Executive Vice President and Global Chief Financial Officer (Principal Financial Officer)	October 15, 2020
James Kehoe

/s/ Heather Dixon	Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	October 15, 2020
Heather Dixon

/s/ James A. Skinner	Executive Chairman	October 15, 2020
James A. Skinner

/s/ José E. Almeida	Director	October 15, 2020
José E. Almeida

/s/ Janice M. Babiak	Director	October 15, 2020
Janice M. Babiak

/s/ David J. Brailer	Director	October 15, 2020
David J. Brailer

/s/ William C. Foote	Director	October 15, 2020
William C. Foote

/s/ Ginger L. Graham	Director	October 15, 2020
Ginger L. Graham

/s/ John A. Lederer	Director	October 15, 2020
John A. Lederer

/s/ Dominic P. Murphy	Director	October 15, 2020
Dominic P. Murphy

/s/ Nancy M. Schlichting	Director	October 15, 2020
Nancy M. Schlichting