Form 10-Q
period 2020-11-30
Walgreens Boots Alliance, Inc.
filed 2021-01-07
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2020

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
(847) 315-3700
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 31, 2020 was 864,041,635.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	November 30, 2020	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,111	$516
Accounts receivable, net	7,869	7,132
Inventories	11,180	9,451
Other current assets	924	974
Total current assets	21,084	18,073
Non-current assets:
Property, plant and equipment, net	13,277	13,342
Operating lease right-of-use assets	21,951	21,724
Goodwill	15,299	15,268
Intangible assets, net	10,706	10,753
Equity method investments (see note 5)	6,019	7,338
Other non-current assets	831	677
Total non-current assets	68,083	69,101
Total assets	$89,167	$87,174

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term debt	$5,245	$3,538
Trade accounts payable (see note 16)	16,212	14,458
Operating lease obligation	2,435	2,426
Accrued expenses and other liabilities	6,320	6,539
Income taxes	167	110
Total current liabilities	30,379	27,070
Non-current liabilities:
Long-term debt	10,973	12,203
Operating lease obligation	22,166	21,973
Deferred income taxes	1,277	1,498
Other non-current liabilities	3,631	3,294
Total non-current liabilities	38,047	38,968
Commitments and contingencies (see note 10)
Total Liabilities	68,426	66,038
Redeemable noncontrolling interest	178	—
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at November 30, 2020 and August 31, 2020	12	12
Paid-in capital	10,876	10,761
Retained earnings	33,495	34,210
Accumulated other comprehensive loss	(3,682)	(3,771)
Treasury stock, at cost; 308,611,801 shares at November 30, 2020 and 306,910,099 shares at August 31, 2020	(20,642)	(20,575)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	20,059	20,637
Noncontrolling interests	506	498
Total equity	20,563	21,136
Total liabilities, redeemable noncontrolling interest and equity	$89,167	$87,174
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 FY2021 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three months ended November 30, 2020
(in millions, except shares)

Three months ended November 30, 2020
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2020	865,603,519	$12	$(20,575)	$10,761	$(3,771)	$34,210	$498	$21,136
Net earnings (loss)	—	—	—	—	—	(308)	9	(299)
Other comprehensive income (loss), net of tax	—	—	—	—	88	—	2	90
Dividends declared	—	—	—	—	—	(405)	—	(405)
Treasury stock purchases	(3,000,000)	—	(110)	—	—	—	—	(110)
Employee stock purchase and option plans	1,298,298	—	43	(39)	—	—	—	4
Stock-based compensation	—	—	—	36	—	—	—	36
Adoption of new accounting standards	—	—	—	—	—	(3)	(3)	(5)
Business combination	—	—	—	117	—	—	—	117
Other	—	—	—	1	—	—	—	1
November 30, 2020	863,901,817	$12	$(20,642)	$10,876	$(3,682)	$33,495	$506	$20,563

Three months ended November 30, 2019
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2019	895,387,502	$12	$(19,057)	$10,639	$(3,897)	$35,815	$641	$24,152
Net earnings (loss)	—	—	—	—	—	845	(3)	842
Other comprehensive income (loss), net of tax	—	—	—	—	585	—	15	600
Dividends declared	—	—	—	—	—	(407)	—	(407)
Treasury stock purchases	(8,464,066)	—	(473)	—	—	—	—	(473)
Employee stock purchase and option plans	1,166,309	—	35	(20)	—	—	—	14
Stock-based compensation	—	—	—	28	—	—	—	28
Adoption of new accounting standards	—	—	—	—	—	(442)	—	(442)
November 30, 2019	888,089,754	$12	$(19,496)	$10,648	$(3,313)	$35,810	$653	$24,314

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 FY2021 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended November 30,
	2020	2019
Sales	$36,307	$34,339
Cost of sales	29,168	27,077
Gross profit	7,139	7,263

Selling, general and administrative expenses	6,207	6,262
Equity earnings (loss) in AmerisourceBergen	(1,373)	13
Operating income (loss)	(440)	1,013

Other income (expense)	60	35
Earnings (loss) before interest and income tax provision	(380)	1,048

Interest expense, net	140	166
Earnings (loss) before income tax provision	(520)	882
Income tax provision (benefit)	(199)	32
Post tax earnings (loss) from other equity method investments	23	(9)
Net earnings (loss)	(299)	842
Net earnings (loss) attributable to noncontrolling interests	9	(3)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	$(308)	$845

Net earnings (loss) per common share:
Basic	$(0.36)	$0.95
Diluted	$(0.36)	$0.95

Weighted average common shares outstanding:
Basic	865.3	891.4
Diluted	865.3	892.6

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 FY2021 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2020	2019
Comprehensive income:
Net earnings (loss)	$(299)	$842

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	11	(7)
Unrealized gain (loss) on cash flow hedges	4	—
Net investment hedges	(7)	(42)
Share of other comprehensive income (loss) of equity method investments	5	(8)
Currency translation adjustments	80	657
Total other comprehensive income	94	600
Total comprehensive income (loss)	(206)	1,442

Comprehensive income attributable to noncontrolling interests	14	12
Comprehensive income (loss) attributable to Walgreens Boots Alliance, Inc.	$(220)	$1,430

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 FY2021 Form 10-Q	6

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$(299)	$842
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	475	477
Deferred income taxes	(348)	(62)
Stock compensation expense	36	28
Equity (earnings) loss from equity method investments	1,350	(4)
Other	(71)	28
Changes in operating assets and liabilities:
Accounts receivable, net	(259)	(116)
Inventories	(1,225)	(1,099)
Other current assets	36	(5)
Trade accounts payable	1,398	924
Accrued expenses and other liabilities	(105)	45
Income taxes	132	2
Other non-current assets and liabilities	74	1
Net cash provided by operating activities	1,195	1,061

Cash flows from investing activities:
Additions to property, plant and equipment	(431)	(387)
Proceeds from sale-leaseback transactions	231	147
Proceeds from sale of other assets	29	22
Business, investment and asset acquisitions, net of cash acquired	(77)	(180)
Other	(10)	(4)
Net cash used for investing activities	(259)	(402)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	(347)	(392)
Proceeds from debt	3,310	5,072
Payments of debt	(2,807)	(4,702)
Stock purchases	(110)	(473)
Proceeds related to employee stock plans	4	14
Cash dividends paid	(405)	(410)
Other	4	24
Net cash used for financing activities	(352)	(866)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	1
Changes in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	594	(206)
Cash, cash equivalents and restricted cash at beginning of period	746	1,207
Cash, cash equivalents and restricted cash at end of period	$1,339	$1,000
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 FY2021 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting policies

Basis of presentation
The Consolidated Condensed Financial Statements of Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The Consolidated Condensed Financial Statements include all subsidiaries in which the Company holds a controlling interest. The Company uses the equity method of accounting for equity investments in less than majority-owned companies if the investment provides the ability to exercise significant influence. All intercompany transactions have been eliminated.

The Consolidated Condensed Financial Statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

The coronavirus COVID-19 pandemic (“COVID-19”) has severely impacted the economies of the U.S., the UK and other countries around the world. The impact of COVID-19 on the Company’s businesses, financial position, results of operations and cash flows for the three months ended November 30, 2020, as well as information regarding certain expected or potential impacts of COVID-19 on the Company, is discussed throughout this Quarterly Report on Form 10-Q.

The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors discussed throughout this Quarterly Report on Form 10-Q including, but not limited to, the severity and duration of COVID-19, the extent to which it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of November 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangible and other long-lived assets including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

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

WBA Q1 FY2021 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2. Acquisitions

Pharmaceutical wholesale business in Germany
On November 1, 2020, the Company and McKesson Corporation closed a transaction to form a combined pharmaceutical wholesale business in Germany, as part of a strategic alliance. The Company owns a 70% controlling equity interest in the combined business which is consolidated by the Company and reported within the Pharmaceutical Wholesale segment in its financial statements. The Company accounted for this acquisition as a business combination involving noncash purchase consideration of $291 million consisting of the issuance of an equity interest in the combined business.

As of November 30, 2020 the Company had not completed the analysis to determine the fair value of the consideration paid or to assign fair values to all tangible and intangible assets acquired, and therefore the purchase price allocation has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in material changes. These changes will primarily relate to finalization of the fair value of the purchase consideration consisting of the issuance of an equity interest in the combined business and the allocation of purchase consideration and the fair value assigned to all tangible and intangible assets acquired and identified. The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase Price Allocation:
Total Consideration	$313
Identifiable assets acquired and liabilities assumed
Accounts receivable, cash and other assets	563
Inventories	470
Property, plant and equipment	125
Short term debt	(295)
Trade accounts payable, accrued expenses and other liabilities	(356)
Other noncurrent liabilities	(197)
Total identifiable net assets	310
Goodwill	$3

In accordance with ASC Topic 810, Consolidation, the noncontrolling interest was recognized based on its proportionate interest in the identifiable net assets of the combined business. The difference between the carrying amount of the non-controlling interest and the fair value of the consideration in the business combination is recognized as additional paid in capital. Considering the contractual terms related to the noncontrolling interest, it is classified as redeemable noncontrolling interest in the consolidated condensed balance sheets. See Note 18, Supplemental information for more details on redeemable noncontrolling interest.

Pro forma net earnings and sales of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. The acquisition did not have a material impact on net earnings or sales of the Company for the quarter ended November 30, 2020.

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory primarily in Retail Pharmacy USA for the aggregate purchase price of $38 million and $80 million during the three months ended November 30, 2020 and 2019, respectively.

WBA Q1 FY2021 Form 10-Q	9

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that is currently expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores including current plans to exit approximately 200 Boots stores in the United Kingdom ("UK") and approximately 250 stores in the United States ("U.S.").

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its GAAP financial results of approximately $2.1 billion to $2.4 billion, of which $1.8 billion to $2.1 billion are expected to be recorded as exit and disposal activities. In addition to these impacts, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of non-cash transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019.

Since the inception of the Transformational Cost Management Program to November 30, 2020, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $1.2 billion, which were primarily recorded within selling, general and administrative expenses. These charges included $264 million related to lease obligations and other real estate costs, $354 million in asset impairments, $471 million in employee severance and business transition costs and $146 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three months ended November 30, 2020 and November 30, 2019 were as follows (in millions):

Three months ended November 30, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$22	$—	$—	$22
Asset impairments	4	—	—	4
Employee severance and business transition costs	21	28	2	51
Information technology transformation and other exit costs	10	(6)	1	6
Total pre-tax exit and disposal costs	$58	$22	$4	$83

Three months ended November 30, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$1	$—	$—	$1
Asset impairments	8	3	—	11
Employee severance and business transition costs	34	1	5	40
Information technology transformation and other exit costs	7	4	1	12
Total pre-tax exit and disposal costs	$49	$9	$6	$64

WBA Q1 FY2021 Form 10-Q	10

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

Rollforward of liabilities:	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2020	$22	$—	$227	$8	$257
Costs	22	4	51	6	83
Payments	(20)	—	(113)	(12)	(145)
Other	(4)	(4)	—	4	(4)
Balance at November 30, 2020	$21	$—	$166	$5	$192

Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the
Company’s Retail Pharmacy USA segment upon completion of the acquisition of certain stores and related assets from Rite
Aid. The Company closed 769 stores and related assets. The actions under the Store Optimization Program commenced in March 2018 and were completed in the fourth quarter of fiscal 2020.

Costs related to the Store Optimization Program for the three months ended November 30, 2019 were $3 million for Lease obligation and other real estate costs and $6 million for employee severance and other exit costs. The liabilities related to the Store Optimization Program as of November 30, 2020 and November 30, 2019 were not material.

Note 4. Leases

The Company leases certain retail stores, warehouses, distribution centers, office space, land and equipment. For leases in the U.S., the initial lease term is typically 15 to 25 years, followed by additional terms containing renewal options typically at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options. The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. The Company recognizes operating lease rent expense on a straight-line basis over the term of the lease. In addition to minimum fixed rentals, some leases provide for contingent rentals based upon a portion of sales.

WBA Q1 FY2021 Form 10-Q	11

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental balance sheet information related to leases were as follows (in millions):

Balance Sheet supplemental information:	November 30, 2020	August 31, 2020
Operating Leases:
Operating lease right-of-use assets	$21,951	$21,724

Operating lease obligations - current	2,435	2,426
Operating lease obligations - non-current	22,166	21,973
Total operating lease obligations	$24,601	$24,399
Finance Leases:
Right-of-use assets included in:
Property, plant and equipment, net	$759	$769
Lease obligations included in:
Accrued expenses and other liabilities	32	34
Other non-current liabilities	1,009	1,020
Total finance lease obligations	$1,041	$1,054

Supplemental income statement information related to leases were as follows (in millions):

	Three months ended November 30,
Income Statement supplemental information:	2020	2019
Operating lease cost
Fixed	$827	$830
Variable [1]	162	14
Finance lease cost
Amortization	$11	$9
Interest	14	14
Sublease income	20	15
Impairment of right-of-use assets	10	—
Gains on sale-leaseback transactions[2]	93	77

1The three months ended November 30, 2020 includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded within selling, general and administrative expenses.

Other supplemental information were as follows (in millions):

	Three months ended November 30,
Other Supplemental Information:	2020	2019
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$872	$831
Operating cash flows from finance leases	12	11
Financing cash flows from finance leases	11	13
Total	$895	$855
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$805	$552

WBA Q1 FY2021 Form 10-Q	12

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Average lease term and discount rate as of November 30, 2020 and August 31, 2020 were as follows:

Weighted average terms and discount rates:	November 30, 2020	August 31, 2020
Weighted average remaining lease term in years:
Operating leases	10.6	10.7
Finance leases	20.6	20.7

Weighted average discount rate
Operating leases	4.95%	4.95%
Finance leases	5.39%	5.39%

The aggregate future lease payments for operating and finance leases as of November 30, 2020 were as follows (in millions):

Future lease payments:
Fiscal year	Finance lease	Operating lease
2021 (Remaining period)	$72	$2,657
2022	96	3,421
2023	93	3,274
2024	93	3,126
2025	91	2,963
2026	87	2,796
Later	1,139	13,479
Total undiscounted minimum lease payments	$1,671	$31,716
Less: Present value discount	(630)	(7,115)
Lease liability	$1,041	$24,601

Note 5. Equity method investments

Equity method investments as of November 30, 2020 and August 31, 2020, were as follows (in millions, except percentages):

	November 30, 2020		August 31, 2020
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$4,030	28%	$5,446	28%
Others	1,989	8% - 50%	1,892	8% - 50%
Total	$6,019		$7,338

AmerisourceBergen Corporation (“AmerisourceBergen”) investment
As of November 30, 2020 and August 31, 2020, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 28% of its outstanding common stock, based on the most recent share count publicly reported by AmerisourceBergen. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings (loss) attributable to the Company’s investment being classified within the operating income of its Pharmaceutical Wholesale segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings (loss) from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. The Company recognized equity losses in AmerisourceBergen of $1,373 million during the three months ended November 30, 2020. These equity losses are primarily due to AmerisourceBergen recognition of $5.6 billion, net of tax, charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at November 30, 2020 was $5.9 billion. As of November 30, 2020, the Company’s investment in AmerisourceBergen carrying value exceeded its

WBA Q1 FY2021 Form 10-Q	13

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

Other investments
The Company’s other equity method investments include its investments in Guangzhou Pharmaceuticals Corporation (“Guangzhou Pharmaceuticals”) and Nanjing Pharmaceutical Company Limited, the Company’s pharmaceutical wholesale investments in China; its investment in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd., the Company's retail pharmacy investment in China, the Company's investment in VillageMD, PharMerica Corporation, Shields Health Solutions and BioScrip (resulting from its merger with Option Care Inc.) in the U.S..

The Company reported $23 million of post-tax equity earnings and $9 million of post-tax equity losses from other equity method investments, including equity method investments classified as operating, for the three months ended November 30, 2020 and November 30, 2019, respectively.

Summarized financial information
Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Statements of earnings (loss) (in millions)

	Three months ended November 30,
	2020	2019
Sales	$56,548	$51,581
Gross profit	2,472	7,733
Net earnings (loss)	(4,798)	1,528
Share of earnings (loss) from equity method investments	(1,350)	4

The summarized financial information for equity method investments has been included on an aggregated basis for all investments as reported for the three months ended November 30, 2020 and November 30, 2019, respectively.

Note 6. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value.

Based on the analysis completed during fiscal 2020, as of June 1, 2020 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 4% to approximately 239% excluding Boots reporting unit for which the excess of fair value over carrying amount was nominal due to an impairment charge recognized during the three months ended May 31, 2020. Other international reporting unit's fair value was in excess of its carrying value by approximately 4%. The fair values of the indefinite-lived tradename intangibles within the Boots reporting unit exceeded their carrying value amounts ranging from approximately 4% to approximately 31%, except for certain Boots tradename assets impaired during the three months ended May 31, 2020 and pharmacy licenses impaired during the year ended August 31, 2019. As of November 30, 2020, the carrying values of goodwill were $1.1 billion and $0.6 billion for Boots reporting unit and Other international reporting unit, respectively. As of November 30, 2020, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $7.3 billion.

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

WBA Q1 FY2021 Form 10-Q	14

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

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

Goodwill rollforward:	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
August 31, 2020	$10,553	$1,593	$3,122	$15,268
Acquisitions	1	—	3	4
Currency translation adjustments	—	18	9	27
November 30, 2020	$10,554	$1,612	$3,133	$15,299

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets	November 30, 2020	August 31, 2020
Gross amortizable intangible assets
Customer relationships and loyalty card holders[1]	$4,409	$4,389
Trade names and trademarks	419	410
Purchasing and payer contracts	337	337
Non-compete agreements and others	61	61
Total gross amortizable intangible assets	5,226	5,197

Accumulated amortization
Customer relationships and loyalty card holders[1]	$1,603	$1,511
Trade names and trademarks	242	228
Purchasing and payer contracts	101	95
Non-compete agreements and others	26	26
Total accumulated amortization	1,972	1,860
Total amortizable intangible assets, net	$3,254	$3,337

Indefinite-lived intangible assets
Trade names and trademarks	$5,410	$5,388
Pharmacy licenses	2,042	2,028
Total indefinite-lived intangible assets	$7,452	$7,416

Total intangible assets, net	$10,706	$10,753
1Includes purchased prescription files.

Amortization expense for intangible assets was $115 million and $118 million for the three months ended November 30, 2020 and November 30, 2019, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at November 30, 2020 is as follows (in millions):

	2022	2023	2024	2025	2026
Estimated annual amortization expense	$434	$400	$381	$348	$328

WBA Q1 FY2021 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	November 30, 2020	August 31, 2020
Short-term debt
Commercial paper	$1,662	$1,517
Credit facilities	1,617	1,071
£700 million note issuance [1]
2.875% unsecured Pound sterling notes due 2020	—	533
$8 billion note issuance [1]
3.300% unsecured notes due 2021	1,249	—
Other [2]	718	418
Total short-term debt	$5,245	$3,538

Long-term debt
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	$497	$497
4.100% unsecured notes due 2050	990	990
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,892	1,891
4.650% unsecured notes due 2046	591	591
$8 billion note issuance [1]
3.300% unsecured notes due 2021	—	1,248
3.800% unsecured notes due 2024	1,994	1,993
4.500% unsecured notes due 2034	496	496
4.800% unsecured notes due 2044	1,493	1,493
£700 million note issuance [1]
3.600% unsecured Pound sterling notes due 2025	400	398
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	896	891
$4 billion note issuance[3]
3.100% unsecured notes due 2022	1,198	1,198
4.400% unsecured notes due 2042	493	493
Other [4]	34	24
Total long-term debt, less current portion	$10,973	$12,203

1Notes are unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding. On October 20, 2020, the Company redeemed in full the £400 million aggregate principal amount outstanding of its 2.875% notes due 2020 issued by the Company on November 20, 2014.
2Other short-term debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
3Notes are senior debt obligations of Walgreen Co. and rank equally with all other unsecured and unsubordinated indebtedness of Walgreen Co. On December 31, 2014, the Company fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured,

WBA Q1 FY2021 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
unsubordinated debt obligation of the Company and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company.
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

Credit facilities

December 23, 2020 Revolving Credit Agreement
On December 23, 2020, the Company entered into a revolving credit agreement (the “2020 Revolving Credit Agreement”) with the lenders from time to time party thereto. The 2020 Revolving Credit Agreement includes a (i) a $1.25 billion senior unsecured 364-day revolving credit facility (the “364-Day Facility”) and (ii) a $2.25 billion senior unsecured 18-month revolving credit facility, with a swing line subfacility commitment amount of $350 million. The 364-Day Facility’s termination date is the earlier of (i) 364 days from December 23, 2020, the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 364-Day Facility pursuant to the 2020 Revolving Credit Agreement. The 18-Month Facility’s termination date is the earlier of (i) 18 months from the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 18-Month Facility pursuant to the 2020 Revolving Credit Agreement.

April 7, 2020 Revolving Credit Agreement
On April 7, 2020, the Company and with WBA Financial Services Limited, a private limited company incorporated under the laws of England and Wales (“WBAFSL”), as co-borrowers, entered into a $500 million revolving credit agreement (the “April 7, 2020 Revolving Credit Agreement”) with the lenders from time to time party thereto. The April 7, 2020 Revolving Credit Agreement is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) 364-days from April 7, 2020 and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the April 7, 2020 Revolving Credit Agreement. The Company and WBAFSL are co-borrowers under the April 7, 2020 Revolving Credit Agreement. Pursuant to the terms of the April 7, 2020 Revolving Credit Agreement, the Company provides a guarantee of any obligations of WBAFSL under the April 7, 2020 Revolving Credit Agreement. As of November 30, 2020, there were no borrowings outstanding under the April 7, 2020 Revolving Credit Agreement. The April 7, 2020 Revolving Credit Agreement was terminated in accordance with its terms and conditions on December 23, 2020. The April 7, 2020 Revolving Credit Agreement was terminated concurrently with the execution of the 2020 Revolving Credit Agreement described above.

April 2020 Revolving Bilateral and Club Credit Agreements
The Company entered into a $750 million revolving credit agreement on April 1, 2020 (the “April 2020 Revolving Bilateral Credit Agreement”) and a $1.325 billion revolving credit agreement on April 2, 2020 (the “April 2020 Revolving Club Credit Agreement” and together with the April 2020 Revolving Bilateral Credit Agreement, the “Other April 2020 Revolving Credit Agreements”) with the lenders from time to time party thereto. Each of the Other April 2020 Revolving Credit Agreements is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) March 31, 2021 (which date shall be shortened pursuant to the terms of the applicable Other April 2020 Revolving Credit Agreement if the Company does not extend the maturity date of certain of its existing credit agreements or enter into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the applicable Other April 2020 Revolving Credit Agreement) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable Other April 2020 Revolving Credit Agreement. As of November 30, 2020, there were no borrowings outstanding under the Other April 2020 Revolving Credit Agreements. The other April 2020 Revolving Credit Agreements were terminated in accordance with their terms and conditions as of December 23, 2020. The other April 2020 Revolving Credit Agreements were terminated concurrently with the execution of the 2020 Revolving Credit Agreement described above.

August 2019 Revolving Credit Agreements
On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. As of November 30, 2020, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements. The August 2019 Revolving

WBA Q1 FY2021 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Credit Agreements were terminated in accordance with their terms and conditions as of December 23, 2020. The August 2019 Revolving Credit Agreements were terminated concurrently with the execution of the 2020 Revolving Credit Agreement described above.

January 2019 364-Day Revolving Credit Agreement
On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with an original facility termination date of 364 days following January 31, 2019, subject to extension. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extended the Maturity Date (as defined in the January 2019 364-Day Revolving Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020. As of November 30, 2020, there were no borrowings outstanding under the January 364-Day Revolving Credit Agreement. The January 2019 364-Day Revolving Credit Agreement was partially terminated in accordance with its terms and conditions, reducing the amount available to $0.5 billion as of December 23, 2020, concurrently with the execution of the 2020 Revolving Credit Agreement described above.

A&R December 2018 Credit Agreement
On December 5, 2018, the Company entered into a $1.0 billion term loan credit agreement with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “December 2018 Credit Agreement”) to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. On April 2, 2020, the Company amended and restated the December 2018 Credit Agreement (such credit agreement as so amended and restated, the “A&R December 2018 Credit Agreement”). The A&R December 2018 Credit Agreement governs a $2.0 billion senior unsecured revolving credit facility, consisting of the initial $1.0 billion senior unsecured revolving facility (the "Initial Commitments") previously governed by the December 2018 Credit Agreement and a new $1.0 billion senior unsecured revolving credit facility (the "New Commitments"). The facility termination date is the earlier of (a) January 29, 2021 (which date shall be extended to February 26, 2021 or July 31, 2021 pursuant to the terms of the A&R December 2018 Credit Agreement if the Company extends the maturity date of certain of its existing credit agreements or enters into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the A&R December 2018 Credit Agreement ) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the A&R December 2018 Credit Agreement. As of November 30, 2020, there were $0.7 billion borrowings outstanding under the A&R December 2018 Credit Agreement. Concurrently with the execution of the 2020 Revolving Credit Agreement described above, the A&R December 2018 Credit Agreement was partially terminated in accordance with its terms and conditions, by the cancellation of $1 billion of New Commitments, thereby reducing the amount available to $1 billion of Initial Commitments thereunder as of December 23, 2020. The A&R was also amended to set the final maturity date under the agreement at January 29, 2021.

Amended November 2018 Credit Agreement
On November 30, 2018, the Company entered into a $1.0 billion credit agreement, consisting of a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility, with the lenders from time to time party thereto, on March 25, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “November 2018 Credit Agreement”) reflecting certain changes to the borrowing notice provisions thereto. On April 2, 2020, the Company entered into a second amendment to the November 2018 Credit Agreement (such credit agreement as so further amended, the “Amended November 2018 Credit Agreement”) which amendment became effective as of May 29, 2020. As of May 29, 2020, the $500 million revolving credit facility portion of the November 2018 Credit Agreement was converted into a term loan facility, such that the Amended November 2018 Credit Agreement consists of a $1.0 billion senior unsecured term loan facility. The facility termination date is the earlier of (a) May 29, 2021 and (b) the date of acceleration of all loans under the Amended November 2018 Credit Agreement pursuant to its terms. As of November 30, 2020, there were $0.9 billion of borrowings outstanding under the Amended November 2018 Credit Agreement.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of November 30, 2020, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

WBA Q1 FY2021 Form 10-Q	18

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities also contain various other customary covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily U.S. commercial paper outstanding of $1.6 billion and $2.9 billion at a weighted average interest rate of 0.63% and 2.55% for the three months ended November 30, 2020 and 2019, respectively. A subsidiary of the Company had average daily commercial paper outstanding, which was issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program, of £300 million or approximately $401 million at a weighted average interest rate of 0.43% for the three months ended November 30, 2020. The subsidiary's repayment obligations are guaranteed by the Company.

Interest
Interest paid by the Company was $234 million and $245 million for the three months ended November 30, 2020 and 2019, respectively.

Note 8. Financial instruments

The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks.

The Company has non-U.S. dollar denominated net investments and uses foreign currency denominated financial instruments, specifically foreign currency derivatives and foreign currency denominated debt, to hedge its foreign currency risk.

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

November 30, 2020	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$674	$9	Other non-current assets
Foreign currency forwards	100	1	Other current assets
Foreign currency forwards	46	1	Other non-current liabilities
Cross currency interest rate swaps	264	8	Other non-current liabilities
Interest rate swaps	1,000	6	Other non-current liabilities
Foreign currency forwards	781	11	Other current liabilities
Cross currency interest rate swaps	157	7	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	1,729	15	Other current assets
Foreign currency forwards	2,677	50	Other current liabilities
Total return swap	219	1	Other current liabilities

WBA Q1 FY2021 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

August 31, 2020	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$722	$16	Other non-current assets
Foreign currency forwards	100	1	Other current assets
Cross currency interest rate swaps	50	—	Other current assets
Foreign currency forwards	49	1	Other non-current liabilities
Cross currency interest rate swaps	318	13	Other non-current liabilities
Interest rate swaps	1,000	10	Other non-current liabilities
Foreign currency forwards	671	23	Other current liabilities
Cross currency interest rate swaps	103	3	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	1,930	19	Other current assets
Foreign currency forwards	2,934	56	Other current liabilities
Total return swap	205	1	Other current liabilities

Net investment hedges
The Company uses cross currency interest rate swaps and foreign currency forward contracts to hedge net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the currency translation adjustment within accumulated other comprehensive income (loss).
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

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2020	2019
Foreign currency forwards	Selling, general and administrative expenses	$(29)	$(74)
Total return swap	Selling, general and administrative expenses	13	—
Foreign currency forwards	Other income (expense)	(9)	11

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

WBA Q1 FY2021 Form 10-Q	20

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	November 30, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$309	$309	$—	$—
Investments in equity securities[2]	13	13	—	—
Investments in debt securities[3]	20	—	—	20
Foreign currency forwards[4]	16	—	16	—
Cross currency interest rate swaps[5]	9	—	9	—
Warrants	3	—	3	—
Liabilities:
Foreign currency forwards[4]	62	—	62	—
Cross currency interest rate swaps[5]	15	—	15	—
Interest rate swaps[5]	6	—	6	—
Total return swap	1	—	1	—

	August 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$6	$6	$—	$—
Investments in equity securities[2]	1	1	—	—
Foreign currency forwards[4]	20	—	20	—
Cross currency interest rate swaps[5]	16	—	16	—
Liabilities:
Foreign currency forwards[4]	80	—	80	—
Cross currency interest rate swaps[5]	16	—	16	—
Interest rate swaps[5]	10	—	10	—
Total return swap	1	—	1	—

1Money market funds are valued at the closing price reported by the fund sponsor.
2Fair values of quoted investments are based on current bid prices as of November 30, 2020 and August 31, 2020.
3Level 3 debt securities are valued using standard valuation techniques based on income and market approach.
4The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 8, Financial instruments, for additional information.
5The fair value of cross currency interest rate swaps and interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 8, Financial instruments, for additional information.

WBA Q1 FY2021 Form 10-Q	21

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
There were no transfers between Levels for the three months ended November 30, 2020.

The carrying value of the Company's commercial paper and credit facilities approximated their respective fair values due to their short-term nature.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of November 30, 2020, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $12.2 billion and $13.4 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the November 30, 2020 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of November 30, 2020. See Note 7, Debt, for further information.

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

Like other companies in the retail pharmacy and pharmaceutical wholesale industries, the Company is subject to extensive regulation by national, state and local government agencies in the U.S. and other countries in which it operates. There continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding, the Company’s and the rest of the health care and related industry’s business, compliance and reporting practices. As a result, the Company regularly is the subject of government actions of the types described above. The Company also may be named from time to time in qui tam actions initiated by private third parties. In such actions, the private parties purport to act on behalf of federal or state governments, allege that false claims have been submitted for payment by the government and may receive an award if their claims are successful. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on his or her own purporting to act on behalf of the government.

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

WBA Q1 FY2021 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
case was stayed in light of a securities class action that was filed on April 10, 2015, described below. On November 3, 2016, the Court entered a stipulation and order extending the stay until the resolution of the securities class action.

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.)) The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. A motion to dismiss a consolidated class action complaint filed on August 17, 2015 was granted in part and denied in part on September 30, 2016. The court granted plaintiff’s motion for class certification on March 29, 2018 and plaintiff filed a first amended complaint on December 19, 2018. A motion to dismiss the first amended complaint was granted in part and denied in part on September 23, 2019. Fact discovery has concluded and expert discovery is in progress.

On December 11, 2017, purported Rite Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. action”) arising out of transactions contemplated by the merger agreement between the Company and Rite Aid. The amended complaint alleged that the Company and certain of its officers made false or misleading statements regarding the transactions. The Court denied the Company’s motion to dismiss the amended complaint on April 15, 2019. The Company filed an answer and affirmative defenses, discovery commenced, and the Court granted plaintiffs' motion for class certification. In October and December 2020, two separate purported Rite Aid Shareholders filed lawsuits in the same court as the M.D. Pa. action opting out of the class in the M.D. Pa. action making nearly identical allegations as those in the M.D. Pa. action.

In June 2019, a Fred’s, Inc. shareholder filed a nearly identical lawsuit to the M.D. Pa. action in the U.S. District Court for the Western District of Tennessee, except naming Fred’s, Inc. and one of its former officers along with the Company and certain of its officers. Lead plaintiffs filed an amended complaint on November 4, 2019, which is substantially the same as the original complaint. The Company's motion to dismiss to the amended complaint is fully briefed and awaits the Court's ruling.

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-md-2804), is pending in the U.S. District Court for the Northern District of Ohio ("N.D. Ohio"). The Company is involved in the following MDL bellwether cases: (1) two consolidated cases in N.D. Ohio (County of Summit, Ohio, et al. v. Purdue Pharma L.P., et al., Case No. 18-op-45090; County of Cuyahoga, Ohio, et al. v. Purdue Pharma L.P., Case No. 18-op-45004), previously scheduled for trial in November 2020 but postponed indefinitely; (2) one remanded to the U. S. District Court for the Eastern District of Oklahoma (The Cherokee Nation v. McKesson Corp., et al., Case No. 18-CV-00056-RAW-SPS); (3) one remanded to the U. S. District Court for the Northern District of California (City and County of San Francisco, et al. v. Purdue Pharma L.P., et al., Case No. 3:18-cv-07591-CRB), scheduled for trial in October 2021; and (4) two additional consolidated cases in N.D. Ohio (County of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; County of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079), initially scheduled for trial in May 2021 but recently continued until October 2021.

The Company also has been named as a defendant in numerous lawsuits brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in New Mexico (State of New Mexico, ex rel. Hector Balderas, Attorney General v. Purdue Pharma L.P., et al., Case No. D-101-cv-2017-02541, First Judicial District Court, Santa Fe County, New Mexico - September 2022); West Virginia (In re: Opioid Litigation, Circuit Court of Kanawha County, West Virginia, Civil Action No. 19-C-9000 - November 2021); Missouri (Jefferson County, Missouri v. Dannie E. Williams, M.D., et al., Cause No. 20JE-CC00029, Twenty-Third Judicial Circuit, Jefferson County, Missouri - June 2022); Maryland (Anne Arundel County, Maryland v. Purdue Pharma L.P., et al., Case No. C-02-cv-18-000021, Circuit Court for Anne Arundel County, Maryland - December 2021); Florida (State of Florida, Office of the Attorney General, Department of Legal Affairs v. Purdue Pharma L.P., et al., Case No. 2018-CA-001438, Sixth Judicial Circuit in and for Pasco County, Florida - April 2022); and Nevada (State of Nevada v. McKesson Corporation, et al., Case No. A-19-796755-B, Eighth Judicial District Court, Clark County, Nevada - April 2022). A trial in two consolidated cases in New York state court (County of Suffolk v. Purdue Pharma L.P., et al., Index No. 400001/2017; County of Nassau v. Purdue Pharma L.P., et al., Index No. 400008/2017, Supreme Court of the State of New York, Suffolk County, NY) that had been scheduled for March 2021 was postponed, and no new trial date has been set.

The relief sought by various plaintiffs in these matters is compensatory and punitive damages, as well as injunctive relief. Additionally, the Company has received from the Department of Justice and the Attorney Generals of numerous states subpoenas, civil investigative demands, and/or other requests concerning opioid matters. The Company has also had

WBA Q1 FY2021 Form 10-Q	23

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

Note 11. Income taxes

The effective tax rate for the three months ended November 30, 2020 was a benefit of 38.2%, primarily due to the discrete tax effect of equity losses in AmerisourceBergen. The effective tax rate for the three months ended November 30, 2019 was an expense of 3.6%, primarily due to discrete tax benefits recorded from the reduction of a valuation allowance on net deferred tax assets related to anticipated capital gains.

Income taxes paid for the three months ended November 30, 2020 were $16 million, compared to $92 million for the three months ended November 30, 2019.

During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $110 million due to anticipated U.S. federal income tax audit settlements.

Note 12. Retirement benefits

The Company sponsors several retirement plans, including defined benefit plans, defined contribution plans and a postretirement health plan.

Defined benefit pension plans (non-U.S. plans)
The Company has various defined benefit pension plans outside the U.S.. The principal defined benefit pension plan is the Boots Pension Plan (the “Boots Plan”), which covers certain employees in the UK. The Boots Plan is a funded final salary defined benefit plan providing pensions and death benefits to members. The Boots Plan was closed to future accrual effective July 1, 2010, with pensions calculated based on salaries up until that date. The Boots Plan is governed by a trustee board, which is independent of the Company. The plan is subject to a full funding actuarial valuation on a triennial basis.

Components of net periodic pension costs for the defined benefit pension plans (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2020	2019
Service costs	Selling, general and administrative expenses	$2	$2
Interest costs	Other income	33	35
Expected returns on plan assets/other	Other income	(80)	(71)
Total net periodic pension costs (income)		$(45)	$(34)

The Company made cash contributions to its defined benefit pension plans of $10 million for the three months ended November 30, 2020, which primarily related to committed funded payments. The Company plans to contribute an additional $29 million to its defined benefit pension plans in fiscal 2021.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Company's Board of Directors. The profit-sharing provision was an expense of $57 million for the three months ended November 30, 2020, compared to an expense of $58 million for the three months ended November 30, 2019.

WBA Q1 FY2021 Form 10-Q	24

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Company also has certain contract based defined contribution arrangements. The principal one is the Alliance Healthcare & Boots Retirement Savings Plan, which is UK based and to which both the Company and participating employees contribute. The cost recognized for the three months ended November 30, 2020 was $30 million, compared to a cost of $38 million in the three months ended November 30, 2019.

Note 13. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (“AOCI”) by component and net of tax for the three months ended November 30, 2020 and November 30, 2019 (in millions):

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2020	$(748)	$(31)	$(34)	$(10)	$(2,948)	$(3,771)
Other comprehensive income (loss) before reclassification adjustments	17	4	(14)	7	72	85
Amounts reclassified from AOCI	(2)	1	—	—	3	2
Tax benefit (provision)	(4)	(1)	8	(1)	—	1
Net change in other comprehensive income (loss)	11	4	(7)	5	75	88
Balance at November 30, 2020	$(736)	$(27)	$(41)	$(5)	$(2,873)	$(3,682)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges[1]	Net investment hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2019	$(48)	$(24)	$55	$3	$(3,884)	$(3,897)
Other comprehensive income (loss) before reclassification adjustments	(12)	(1)	(55)	(10)	642	564
Amounts reclassified from AOCI	2	1	—	—	—	3
Tax benefit (provision)	2	—	13	2	—	17
Net change in other comprehensive income (loss)	(7)	—	(42)	(8)	642	585
Balance at November 30, 2019	$(55)	$(24)	$14	$5	$(3,242)	$(3,313)

WBA Q1 FY2021 Form 10-Q	25

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

Retail Pharmacy International
The Retail Pharmacy International segment consists of pharmacy-led health and beauty retail businesses and optical practices. These businesses include Boots branded stores in the UK, Thailand, Norway, the Republic of Ireland and the Netherlands, Benavides in Mexico and Ahumada in Chile. Sales for the segment are principally derived from the sale of prescription drugs and health and wellness, beauty and personal care and other consumer products.

Pharmaceutical Wholesale
The Pharmaceutical Wholesale segment consists of the Alliance Healthcare pharmaceutical wholesaling and distribution businesses and an equity method investment in AmerisourceBergen. Wholesale operations are located in the UK, Germany, France, Turkey, Spain, the Netherlands, Egypt, Norway, Romania, Czech Republic and Lithuania. Sales for the segment are principally derived from wholesaling and distribution of a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, health and beauty products, home healthcare supplies and equipment and related services to pharmacies and other healthcare providers.

The results of operations for each reportable segment includes procurement benefits and an allocation of corporate-related overhead costs. The “Eliminations” lines contain items not allocable to the reportable segments, as the information is not utilized by the chief operating decision maker to assess segment performance and allocate resources.

WBA Q1 FY2021 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reflects results of operations of the Company's reportable segments (in millions):

	Three months ended November 30,
	2020	2019
Sales:
Retail Pharmacy USA	$27,163	$26,133
Retail Pharmacy International	2,574	2,745
Pharmaceutical Wholesale	7,125	6,007
Eliminations[1]	(555)	(545)
Walgreens Boots Alliance, Inc.	$36,307	$34,339
Adjusted Operating income:
Retail Pharmacy USA	$989	$1,155
Retail Pharmacy International	84	79
Pharmaceutical Wholesale	244	229
Eliminations[1]	1	—
Walgreens Boots Alliance, Inc.	$1,318	$1,463

1Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

The following table reconciles adjusted operating income to operating income (loss) (in millions):

	Three months ended November 30,
	2020	2019
Adjusted operating income	$1,318	$1,463
Adjustments to equity earnings (loss) in AmerisourceBergen	(1,481)	(80)
Acquisition-related amortization	(116)	(118)
Transformational cost management	(104)	(86)
LIFO provision	(33)	(33)
Acquisition-related costs	(23)	(124)
Store optimization	—	(9)
Operating income (loss)	$(440)	$1,013

WBA Q1 FY2021 Form 10-Q	27

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 15. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended November 30,
	2020	2019
Retail Pharmacy USA
Pharmacy	$20,869	$19,705
Retail	6,294	6,428
Total	27,163	26,133

Retail Pharmacy International
Pharmacy	1,002	1,001
Retail	1,572	1,744
Total	2,574	2,745

Pharmaceutical Wholesale	7,125	6,007

Eliminations[1]	(555)	(545)

Walgreens Boots Alliance, Inc.	$36,307	$34,339

1Eliminations relate to intersegment sales between the Pharmaceutical Wholesale and the Retail Pharmacy International segments.

Contract balances with customers
Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example the Company’s myWalgreens and Boots Advantage Card loyalty programs. Under such programs, customers earn reward points on purchases for redemption at a later date. See Note 18, Supplemental information, for further information on receivables from contracts with customers.

Note 16. Related parties

The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations. Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Related party transactions with AmerisourceBergen (in millions):

	Three months ended November 30,
	2020	2019
Purchases, net	$15,441	$14,476

	November 30, 2020	August 31, 2020
Trade accounts payable, net	$6,753	$6,390

WBA Q1 FY2021 Form 10-Q	28

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 17. New accounting pronouncements

Adoption of new accounting pronouncements

Financial Instruments
In March 2020, FASB issued ASU 2020-03. This ASU improves and clarifies various financial instruments topics. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted the new standard effective September 1, 2020 and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Investments - equity securities
In April 2019, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2019-04, Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825). This extensive ASU provides clarifications for three topics related to financial instruments accounting, some of which apply to the Company. For example, this ASU clarifies the disclosure requirements that apply to equity securities without a readily determinable fair value for which the measurement alternative is elected. The Company adopted the new standard effective September 1, 2020 and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Collaborative arrangements
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. The Company adopted the new standard effective September 1, 2020 and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Compensation – retirement benefits – defined benefit plans
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. The Company adopted the new standard effective September 1, 2020 and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Fair value measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU adds new disclosure requirements for Level 3 measurements. The Company adopted the new standard effective September 1, 2020 on a retrospective basis and the adoption of this ASU did not have any impact on the Company’s results of operations, cash flows or financial position.

Financial instruments - credit losses
In June 2016, the FASB issued ASU 2016-13: Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss ("CECL") model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. The Company adopted the new standard effective September 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption did not have a material impact on the Company’s financial position or results of operations.

WBA Q1 FY2021 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
New accounting pronouncements not yet adopted

Codification Improvements – Disclosures
In October 2020, the FASB issued ASU 2020-10, Codification Improvements - Disclosures. This ASU improves consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022). This ASU will not affect the Company's results of operations, cash flows or financial position. The Company do not expect to have a material impact on the disclosures to the financial statement of the Company.

Receivables - Nonrefundable Fees and Others
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other. This ASU clarifies the accounting for the amortization period for certain purchased callable debt securities held at a premium by giving consideration to securities which have multiple call dates. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022). The Company is evaluating the effect of adopting this new accounting guidance.

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

Investments - equity securities; Investments—Equity Method and Joint Ventures; Derivatives and Hedging
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022). The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

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

Note 18. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients and members. Trade receivables were $6.6 billion and $6.0 billion at November 30, 2020 and August 31, 2020, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see Note 16, Related parties), were $1.2 billion and $1.2 billion at November 30, 2020 and August 31, 2020, respectively.

WBA Q1 FY2021 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended November 30,
	2020	2019
Depreciation expense	$360	$359
Intangible asset and other amortization	115	118
Total depreciation and amortization expense	$475	$477

Accumulated depreciation and amortization on property, plant and equipment was $12.7 billion at November 30, 2020 and $12.5 billion at August 31, 2020.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. As of November 30, 2020 and August 31, 2020, the amount of such restricted cash was $228 million and $230 million, respectively, and is reported in other current assets on the Consolidated Condensed Balance Sheets.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of November 30, 2020 and August 31, 2020 (in millions):

	November 30, 2020	August 31, 2020
Cash and cash equivalents	$1,111	$516
Restricted cash (included in other current assets)	228	230
Cash, cash equivalents and restricted cash	$1,339	$746

Redeemable noncontrolling interest
The redeemable noncontrolling interest balance as of November 30, 2020 was $178 million which included cumulative translation adjustment of $3 million for the three months ended November 30, 2020. See Note 2, Acquisition for further details.

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 18.5 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the first quarter earnings per share calculation as of November 30, 2020 compared to 16.7 million as of November 30, 2019.

Due to the anti-dilutive effect resulting from the reported net loss, an incremental 0.5 million of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for the three months ended November 30, 2020.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2020	2019
November	$0.4675	$0.4575

WBA Q1 FY2021 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 19. Subsequent events

Pharmaceutical Wholesale Transaction
On January 6, 2021, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with AmerisourceBergen. Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen will purchase the majority of the Company's Alliance Healthcare business ("Business") for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of AmerisourceBergen common stock (the "Transaction"). Alliance Healthcare’s investment in China and Italy and its operations in Germany are not part of the Transaction.

The Transaction is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals. The Company will account for the Transaction as a business disposition and report the financial results of the Business as discontinued operations beginning in the second quarter of fiscal year 2021.

In connection with the Transaction, the Company and AmerisounceBergen also agreed to a (i) three-year extension through 2029 of the U.S. pharmaceutical distribution agreement pursuant to which branded and generic pharmaceutical products are sourced from AmerisourceBergen in the U.S., (ii) a three-year extension of the agreement, that provides AmerisourceBergen the ability to access generics pharmaceutical products through Walgreens Boots Alliance Development GmbH, the Company’s global sourcing enterprise, (iii) a distribution agreement pursuant to which AmerisourceBergen will supply branded and generic pharmaceutical products to the Company’s Boots UK business following the closing of the Transaction and (iv) explore a series of strategic initiatives designed to create incremental growth and efficiencies in sourcing, logistics and distribution.

VillageMD
Subsequent to November 30, 2020, the Company and VillageMD announced that the Company has accelerated its investment in VillageMD to support the opening of 600 to 700 Village Medical at Walgreens primary care clinics in more than 30 U.S. markets within the next four years, with the intent to build hundreds more thereafter.

In July 2020, the Company and VillageMD announced an expansion of their partnership and the intent to open 500 to 700 clinics over a five-year period, supported by the Company’s investment in VillageMD over three years of $1.0 billion in equity and convertible debt, which included an initial $250 million equity investment. The Company has now completed the remaining $750 million investment, which will allow the Company to increase the minimum number of clinics to 600 and expand the rollout at a faster pace.

WBA Q1 FY2021 Form 10-Q	32

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Condensed Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements”, and in item 1A, risk factors, in our Form 10-K for the fiscal year ended August 31, 2020. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, except as otherwise indicated or the context otherwise requires.

Certain amounts in the management's discussion and analysis of financial condition and results of operations may not add due to rounding. All percentages have been calculated using unrounded amounts for the three months ended November 30, 2020 and November 30, 2019.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance”) and its subsidiaries are a global leader in retail and wholesale pharmacy. Its operations are conducted through three reportable segments (sometimes referred to herein as "divisions"):
•Retail Pharmacy USA;
•Retail Pharmacy International; and
•Pharmaceutical Wholesale.

See Note 14, Segment reporting and Note 15, Sales to the Consolidated Condensed Financial Statements for further information.

RECENT DEVELOPMENTS

Pharmaceutical Wholesale Transaction
On January 6, 2021, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with AmerisourceBergen. Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen will purchase the majority of the Company's Alliance Healthcare business ("Business") for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of AmerisourceBergen common stock (the "Transaction"). Alliance Healthcare’s investment in China and Italy and its operations in Germany are not part of the Transaction.

The Transaction is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals. The Company will account for the Transaction as a business disposition and report the financial results of the Business as discontinued operations beginning in the second quarter of fiscal year 2021.

In connection with the Transaction, the Company and AmerisounceBergen also agreed to a (i) three-year extension through 2029 of the U.S. pharmaceutical distribution agreement pursuant to which branded and generic pharmaceutical products are sourced from AmerisourceBergen in the U.S., (ii) a three-year extension of the agreement, that provides AmerisourceBergen the ability to access generics pharmaceutical products through Walgreens Boots Alliance Development GmbH, the Company’s global sourcing enterprise, (iii) a distribution agreement pursuant to which AmerisourceBergen will supply branded and generic pharmaceutical products to the Company’s Boots UK business following the closing of the Transaction and (iv) explore a series of strategic initiatives designed to create incremental growth and efficiencies in sourcing, logistics and distribution.

See Note 19, Subsequent events to the Consolidated Condensed Financial Statements for additional information.

VillageMD investment
Subsequent to November 30, 2020, the Company and VillageMD announced that the Company has accelerated its investment in VillageMD to support the opening of 600 to 700 Village Medical at Walgreens primary care clinics in more than 30 U.S. markets within the next four years, with the intent to build hundreds more thereafter.

In July 2020, the Company and VillageMD announced an expansion of their partnership and the intent to open 500 to 700 clinics over a five-year period, supported by the Company’s investment in VillageMD over three years of $1.0 billion in equity and convertible debt, which included an initial $250 million equity investment. The Company has now completed the remaining

WBA Q1 FY2021 Form 10-Q	33

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
$750 million investment, which will allow the Company to increase the minimum number of clinics to 600 and expand the rollout at a faster pace. See Note 19, Subsequent events to the Consolidated Condensed Financial Statements for additional information.

FACTORS AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of the coronavirus COVID-19 ("COVID-19") pandemic on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payer and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, joint ventures and other strategic collaborations; changes in laws, including U.S. tax law changes; changes in trade, tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes in general economic conditions in the markets in which the Company operates. These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

Estimated COVID-19 impacts and uncertainties
COVID-19 has severely impacted, and is expected to continue to impact, the economies of the U.S., the UK and other countries around the world. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, all of which have adversely affected and may continue to adversely affect our industries and our business operations. Further, financial and credit markets have experienced and may again experience volatility. Policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, temporary closure or reduced hours of operation of certain store locations in U.S., UK and other countries, reduced customer traffic and sales in our retail pharmacies and the adoption of work-from-home policies.

COVID-19 continued to affect global economic conditions during the three months ended November 30, 2020. The Company expects this will continue in the second quarter of fiscal 2021 (including a weaker cough, cold and flu season). The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business. As COVID-19 impacts the economies of the U.S., UK and other countries around the world, the Company has put preparedness plans in place at our facilities to maintain continuity of our operations, while also taking steps to keep our team members healthy and safe.

During the three months ended November 30, 2020, we experienced certain adverse impacts of COVID-19. Sales were negatively impacted with the majority of the decline within the Retail Pharmacy International division. This reflected a reduction in footfall in Boots UK stores as a second national lockdown was declared in November and social distancing measures remained in place. Globally, pharmacy volume was impacted by a decline in doctor visits and gross margin was negatively impacted by higher supply chain costs in the UK. The Company took measures to keep stores open, incurring incremental selling, general and administrative expenses, including higher employee costs and store expenses related to social distancing and incremental cleaning and COVID-19 drive-thru testing sites expenses. The Company also took certain actions during the three months ended November 30, 2020 to partly mitigate the impact of COVID-19 through cost containment across the Company including temporary store closures and decreasing store hours and reducing rent at some locations. However, operating income was significantly and adversely impacted during the three months ended November 30, 2020 as a result of COVID-19.

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

WBA Q1 FY2021 Form 10-Q	34

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Company has also taken a number of proactive actions consistent with regulatory directives, such as digital 'order ahead' drive-thru with an increased range of products available for drive-thru pick-up and curbside collection, and put in place new delivery options available nationwide in the U.S. To continue to work with customers and manage through the pandemic, the Company launched a new COVID-19 testing program for businesses in fiscal 2020. Since the launch of the program, the Company has administered more than 2.8 million COVID-19 tests across the US. The Company has worked with the federal and state government to help administer COVID-19 vaccines to residents and staff at more than 35,000 long-term care facilities in 49 states. The opportunity from the distribution of vaccinations is likely to be partly offset by new COVID-19 related lock-downs and restrictions, and by increased growth investments.

As a result of COVID-19, a portion of our global workforce, including employees and extended workforce, rapidly shifted to a work from home environment beginning in March 2020 and many continue to work remotely. While our system of internal controls were not specifically designed and implemented to accommodate for this shift, we have evaluated and concluded that these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting during the most recent quarter, as further described in Item 4. Controls and procedures below. The Company will continue to monitor and assess the COVID-19 situation and its internal controls and seek to mitigate any impact on their design and operating effectiveness.

The Company anticipates additional mandates and directives, including revisions thereto, from foreign, federal, state, county and city authorities throughout the continuation of the COVID-19 pandemic and for some time thereafter. The impact of this activity on the U.S. and global economies and consumer, customer and health care utilization patterns depends upon the evolving factors and future developments related to COVID-19. As a result, the financial and/or operational impact these COVID-19 related governmental actions and inactions will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact, singularly or collectively, could be material and adverse.

We continue to closely monitor the impact of COVID-19 on our business and geographies, including how it is impacting our customers, team members, suppliers, vendors, business partners and distribution channels. However, the future impact that COVID-19 will have on our financial position and operating results may be affected by numerous uncertainties, including the severity of the virus; the duration of the outbreak; governmental, business or other actions; impacts on our supply chain; the effect on customer demand; store closures or changes and our operations. The health of our workforce, and our ability to meet staffing needs in our stores, distribution facilities, wholesale operations and other critical functions cannot be predicted but is vital to our operations. The impacts of a potential worsening of global economic conditions and continued disruptions to, and volatility in, the credit and financial markets and consumer spending, as well as other unanticipated consequences, remain unknown. Further, additional waves of COVID-19 in fiscal 2021 or beyond could cause many of the impacts to the Company described herein to return or be exacerbated. The circumstances, containment and impacts of COVID-19 remain fluid due to rising incident rates and associated additional lockdowns.

The Company’s current expectations described above are forward-looking statements and our actual results may differ. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements” and in Item 1A, Risk factors, in our Form 10-K for the fiscal year ended August 31, 2020.

Pharmaceutical wholesale business in Germany
On November 1, 2020, the Company and McKesson Corporation closed a transaction to form a combined pharmaceutical wholesale business in Germany, as part of a strategic alliance. The Company owns a 70% controlling equity interest in the combined business which is consolidated by the Company and reported within the Pharmaceutical Wholesale segment in its financial statements. The Company accounted for this acquisition as a business combination involving noncash purchase consideration of $291 million consisting of the issuance of an equity interest in the combined business. See Note 2, Acquisitions to the Consolidated Condensed Financial Statements for further information.

The potential impacts of Brexit
As a result of a referendum in June 2016, the UK withdrew from the European Union (“Brexit”) on January 31, 2020. It began a transition period in which to negotiate a new trading relationship for goods and services that ended on December 31, 2020. On December 24, 2020, the EU and UK agreed to a trade deal with no tariffs nor quotas on products, regulatory and customs cooperation mechanisms as well as provisions ensuring a level playing field for open and fair competition. Since the referendum, there have been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the UK. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the agreed Brexit trade deal will have on our business, particularly our UK and other European

WBA Q1 FY2021 Form 10-Q	35

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
operations; however, Brexit and its related effects could have a material adverse impact on the Company’s consolidated financial position and results of operations.

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a transformational cost management program that is currently expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores including current plans to close approximately 200 Boots stores in the UK and approximately 250 stores in the U.S..

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its generally accepted accounting principles in the U.S. (“GAAP”) financial results of approximately $2.1 billion to $2.4 billion, of which $1.8 billion to $2.1 billion are expected to be recorded as exit and disposal activities. The Company estimates that approximately 80% of the cumulative pre-tax charges will be associated with cash expenditures, primarily related to employee severance and business transition costs, IT transformation costs and lease and real estate payments.

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

In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) on September 1, 2019.

Since the inception of the Transformational Cost Management Program to November 30, 2020, the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $1.4 billion, of which $1.2 billion are recorded as exit and disposal activities. See Note 3, Exit and disposal activities, for additional information. These charges included $264 million related to lease obligations and other real estate costs, $354 million in asset impairments, $471 million in employee severance and business transition costs, $146 million of information technology transformation and other exit costs and $139 million other information technology costs.

Costs under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses for the three months ended November 30, 2020 and November 30, 2019, were as follows (in millions):

WBA Q1 FY2021 Form 10-Q	36

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended November 30, 2020	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$22	$—	$—	$22
Asset impairments	4	—	—	4
Employee severance and business transition costs	21	28	2	51
Information technology transformation and other exit costs	10	(6)	1	6
Total pre-tax exit and disposal costs	$58	$22	$4	$83
Other IT transformation costs	13	6	2	21
Total pre-tax costs	$70	$28	$6	$104

Three months ended November 30, 2019	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$1	$—	$—	$1
Asset impairments	8	3	—	11
Employee severance and business transition costs	34	1	5	40
Information technology transformation and other exit costs	7	4	1	12
Total pre-tax exit and disposal costs	$49	$9	$6	$64
Other IT transformation costs	17	3	1	21
Total pre-tax costs	$66	$12	$7	$86

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

INVESTMENT IN AMERISOURCEBERGEN
As of November 30, 2020, the Company owned 56,854,867 shares of AmerisourceBergen common stock (representing approximately 28% of its outstanding common stock based on most recent share count publicly reported by AmerisourceBergen) and may, subject to certain conditions, acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market.

The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings (loss) attributable to the investment classified within the operating income (loss) of the Company’s Pharmaceutical Wholesale segment. The Company recognized equity losses in AmerisourceBergen of $1,373 million during the three months ended November 30, 2020. These equity losses are primarily due to AmerisourceBergen recognition of $5.6 billion, net of tax charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.

The financial performance of AmerisourceBergen will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. These considerations may materially and adversely affect the Company’s financial condition and results of operations. For more information, see Note 5, Equity method investments to the Consolidated Condensed Financial Statements.

On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen pursuant to which AmerisourceBergen will purchase the majority of the Company's pharmaceutical wholesale operations, among other assets, for $6.275 billion in cash (subject to customary purchase price adjustments) and 2 million shares of common stock of AmerisourceBergen. See “Recent Developments” above and Note 19, Subsequent events to the Consolidated Condensed Financial Statements for additional information.

WBA Q1 FY2021 Form 10-Q	37

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended November 30,
	2020	2019
Sales	$36,307	$34,339
Gross profit	7,139	7,263
Selling, general and administrative expenses	6,207	6,262
Equity earnings (loss) in AmerisourceBergen	(1,373)	13
Operating income (loss)	(440)	1,013
Adjusted operating income (Non-GAAP measure)[1]	1,318	1,463
Earnings (loss) before interest and income tax provision	(380)	1,048
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	(308)	845
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	1,052	1,222
Net earnings (loss) per common share – diluted	(0.36)	0.95
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	1.22	1.37

	Percentage increases (decreases)
	Three months ended November 30,
	2020	2019
Sales	5.7	1.6
Gross profit	(1.7)	(5.0)
Selling, general and administrative expenses	(0.9)	(0.3)
Operating income (loss)	(143.5)	(27.6)
Adjusted operating income (Non-GAAP measure)[1]	(9.9)	(15.6)
Earnings (loss) before interest and income tax provision	(136.3)	(26.5)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	(136.4)	(24.8)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)[1]	(13.9)	(11.8)
Net earnings (loss) per common share – diluted	(137.6)	(19.8)
Adjusted net earnings per common share – diluted (Non-GAAP measure)[1]	(11.2)	(6.0)

	Percent to sales
	Three months ended November 30,
	2020	2019
Gross margin	19.7	21.1
Selling, general and administrative expenses	17.1	18.2

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q1 FY2021 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings (loss)
Net loss attributable to the Company for the three months ended November 30, 2020 was $308 million compared to net earnings of $845 million for the prior year period. Diluted net loss per share was $0.36 compared to diluted net earnings $0.95 for the prior year quarter. The decreases in net earnings and diluted earnings per share are primarily due to the charges reflected in the Company's equity earnings (loss) in AmerisourceBergen.

Other income for the three months ended November 30, 2020 was $60 million compared to income of $35 million for the prior year quarter, primarily reflecting equity earnings from other equity investments.

Interest was a net expense of $140 million and $166 million for the three months ended November 30, 2020 and 2019, respectively.

The effective tax rate for the three months ended November 30, 2020 was 38.2% compared to 3.6% for the prior year quarter. The increase in the effective tax rate for the three months ended November 30, 2020 was primarily due to the discrete tax effect of equity earnings in AmerisourceBergen.

Adjusted net earnings (Non-GAAP measure)
Adjusted net earnings attributable to Walgreens Boots Alliance for the three months ended November 30, 2020 decreased 13.9% to $1.1 billion, a decrease of 14.3% on a constant currency basis, compared with the prior year quarter. Adjusted diluted net earnings per share decreased 11.2% to $1.22, a decrease of 11.6% on a constant currency basis, compared with the prior year quarter.

The decreases in adjusted net earnings and adjusted diluted net earnings per share for the three months ended November 30, 2020 primarily reflect COVID-19 impacts across the retail businesses and lower U.S. pharmacy reimbursement, partially offset by cost savings from the Transformational Cost Management Program, U.S. retail gross margin and U.S. pharmacy procurement savings. The decrease in adjusted diluted net earnings per share for the three months ended November 30, 2020 was partially offset by a lower number of shares outstanding compared with the prior year quarter. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

RESULTS OF OPERATIONS BY SEGMENT

Retail Pharmacy USA
This division comprises the Company's retail pharmacy business operating in the U.S..

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended November 30,
	2020	2019
Sales	$27,163	$26,133
Gross profit	5,617	5,691
Selling, general and administrative expenses	4,825	4,843
Operating income	792	848
Adjusted operating income (Non-GAAP measure)[1]	989	1,155

Number of prescriptions[2]	204.6	213.0
30-day equivalent prescriptions[2,3]	297.3	294.0
Number of locations at period end	9,001	9,175

WBA Q1 FY2021 Form 10-Q	39

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percentage increases (decreases)
	Three months ended November 30,
	2020	2019
Sales	3.9	1.6
Gross profit	(1.3)	(5.2)
Selling, general and administrative expenses	(0.4)	0.2
Operating income	(6.6)	(27.3)
Adjusted operating income (Non-GAAP measure)[1]	(14.4)	(16.2)

Comparable sales[4]	3.7	1.6
Pharmacy sales	5.9	2.9
Comparable pharmacy sales[4]	5.0	2.5
Retail sales	(2.2)	(2.2)
Comparable retail sales[4]	0.4	(0.5)
Comparable number of prescription[2,4]	(2.5)	0.1
Comparable 30-day equivalent prescriptions[2,3,4]	2.7	2.8

	Percent to sales
	Three months ended November 30,
	2020	2019
Gross margin	20.7	21.8
Selling, general and administrative expenses	17.8	18.5

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
4Comparable sales are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions and comparable number of 30-day equivalent prescriptions refer to total sales, pharmacy sales, retail sales, number of prescriptions and number of 30-day equivalent prescriptions, respectively. Comparable retail sales for previous periods have been restated to include e-commerce sales. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.

Sales for the three months ended November 30, 2020 and 2019
The Retail Pharmacy USA division’s sales for the three months ended November 30, 2020 increased 3.9% compared with the prior year quarter to $27.2 billion. Comparable sales increased 3.7% compared with the prior year quarter.

Pharmacy sales increased 5.9% for the three months ended November 30, 2020 compared with the prior year quarter and represented 76.8% of the division’s sales. The increase is primarily due to lower generic utilization and higher volume. In the prior year quarter, pharmacy sales increased 2.9% and represented 75.4% of the division’s sales. Comparable pharmacy sales increased 5.0% for the three months ended November 30, 2020 compared to an increase of 2.5% in the prior year quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.4% in the

WBA Q1 FY2021 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
three months ended November 30, 2020 compared to a reduction of 2.5% in the prior year quarter. The effect of generics mix on division sales caused a reduction of 0.3% for the three months ended November 30, 2020 compared to a reduction of 1.8% for the prior year quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.5% of prescription sales for the three months ended November 30, 2020 compared to 96.9% in the prior year quarter. The total number of prescriptions (including immunizations) filled for the three months ended November 30, 2020 was 204.6 million compared to 213.0 million in the prior year quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 297.3 million in the three months ended November 30, 2020 compared to 294.0 million in the prior year quarter.

Retail sales decreased 2.2% for the three months ended November 30, 2020 compared with the prior year quarter and represented 23.1% of the division’s sales. In the prior year quarter, retail sales decreased 2.2% and comprised 24.6% of the division’s sales. Comparable retail sales increased 0.4% in the three months ended November 30, 2020 compared to a decrease of 0.5% in the prior year quarter. The current period was impacted by a weaker cough, cold and flu season and decrease in discretionary categories offset by increase in health and wellness, excluding cough, cold and flu categories.

Operating income for the three months ended November 30, 2020 and 2019
Retail Pharmacy USA division’s operating income for the three months ended November 30, 2020 decreased 6.6% compared with the prior year quarter to $792 million. The decrease was primarily due to pharmacy reimbursement pressure and adverse COVID-19 impacts partly offset by savings from the Transformational Cost Management Program and acquisition-related costs related to Rite Aid stores in the prior year quarter results.

Gross margin was 20.7% for the three months ended November 30, 2020 compared to 21.8% in the prior year quarter. Gross margin was negatively impacted in the current period by pharmacy margins, which were negatively impacted by reimbursement pressure and COVID-19 impacts.

Selling, general and administrative expenses as a percentage of sales were 17.8% for the three months ended November 30, 2020 compared to 18.5% in the prior year quarter. As a percentage of sales, expenses were lower in the current period primarily due to savings related to the Transformational Cost Management Program partially offset by COVID-19 impacts and higher growth investment.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2020 and 2019
Retail Pharmacy USA division’s adjusted operating income for the three months ended November 30, 2020 decreased compared with the prior year quarter 14.4% to $989 million. The decrease was primarily due to lower pharmacy margins which were negatively impacted by increased reimbursement pressure and COVID-19 impacts. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Retail Pharmacy International
This division comprises the Company's retail pharmacy businesses operating in countries outside the U.S. and in currencies other than the U.S. dollar, including the British pound sterling, Euro, Chilean peso and Mexican peso and therefore the division’s results are impacted by movements in foreign currency exchange rates. See Item 3, Quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk, for further information on currency risk.

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended November 30,
	2020	2019
Sales	$2,574	$2,745
Gross profit	961	1,056
Selling, general and administrative expenses	928	1,012
Operating income	34	44
Adjusted operating income (Non-GAAP measure)[1]	84	79

Number of locations at period end	4,394	4,578

WBA Q1 FY2021 Form 10-Q	41

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percentage increases (decreases)
	Three months ended November 30,
	2020	2019
Sales	(6.2)	(5.4)
Gross profit	(9.0)	(6.3)
Selling, general and administrative expenses	(8.4)	(3.5)
Operating income (loss)	(22.7)	(43.7)
Adjusted operating income (loss) (Non-GAAP measure)[1]	6.4	(40.5)

Comparable sales in constant currency[2]	(3.1)	(1.4)
Pharmacy sales	0.1	(3.7)
Comparable pharmacy sales in constant currency[2]	3.8	0.6
Retail sales	(9.8)	(6.3)
Comparable retail sales in constant currency[2]	(7.6)	(2.5)

	Percent to sales
	Three months ended November 30,
	2020	2019
Gross margin	37.3	38.5
Selling, general and administrative expenses	36.0	36.9

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Comparable sales in constant currency are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency refer to total sales, pharmacy sales and retail sales, respectively. Comparable retail sales in constant currency for previous periods have been restated to include e-commerce sales. The method of calculating comparable sales in constant currency varies across the retail industry. As a result, our method of calculating comparable sales in constant currency may not be the same as other retailers’ methods. The Company presents certain information related to current period operating results in “constant currency,” which is a non-GAAP financial measure. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency exclude the effects of fluctuations in foreign currency exchange rates. See “--Non-GAAP Measures.”

Sales for the three months ended November 30, 2020 and 2019
Retail Pharmacy International division’s sales for the three months ended November 30, 2020 decreased compared to the prior year quarter 6.2% to $2.6 billion. Sales were positively impacted in the quarter by 1.9 percentage points ($53 million) as a result of currency translation. Comparable sales in constant currency decreased 3.1%, primarily due to lower retail sales in Boots UK, including COVID-19 impacts.

Pharmacy sales increased 0.1% for the three months ended November 30, 2020 compared to the prior year quarter and represented 38.9% of the division’s sales. The positive impact of currency translation on pharmacy sales in the quarter was 1.5 percentage points. Comparable pharmacy sales in constant currency increased 3.8% from the prior year quarter primarily due to higher National Health Service ("NHS") reimbursement levels in the UK and pharmacy volumes in Mexico. This is partially offset by lower UK prescription volume and reduced demand for pharmacy services during the COVID-19 pandemic in the UK.

WBA Q1 FY2021 Form 10-Q	42

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Retail sales decreased 9.8% for the three months ended November 30, 2020 compared to the prior year quarter and represented 61.1% of the division’s sales. The positive impact of currency translation on retail sales in the quarter was 2.2 percentage points. Comparable retail sales in constant currency decreased 7.6% from the prior year quarter reflecting lower retail sales in Boots UK, including COVID-19 impacts.

Operating income for the three months ended November 30, 2020 and 2019
Retail Pharmacy International division’s operating income for the three months ended November 30, 2020 decreased compared to the prior year quarter 22.7% to $34 million. The decrease reflects increased investment in the Transformational Cost Management Program. Excluding the impact of the increased investment in the Transformational Cost Management Program, the lower footfall is fully mitigated by decisive cost management actions and strong performance of Boots.com.

Gross profit decreased 9.0% from the prior year quarter. Gross profit in the quarter was positively impacted by 2.3 percentage points ($24 million) as a result of currency translation. Excluding the impact of currency translation, the decrease was primarily due to lower retail sales in Boots UK and higher fulfillment costs partially offset by favorable timing of NHS reimbursement.

Selling, general and administrative expenses decreased 8.4% from the prior year quarter. Expenses in the quarter were negatively impacted by 2.0 percentage points ($21 million) as a result of currency translation. Excluding the impact of currency translation, the decrease was due to short term cost mitigation and savings from the Transformational Cost Management Program. As a percentage of sales, selling, general and administrative expenses were 36.0% in the three months ended November 30, 2020 compared to 36.9% in the prior year quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2020 and 2019
Retail Pharmacy International division’s adjusted operating income for the three months ended November 30, 2020 increased 6.4% to $84 million compared to the prior year quarter. Adjusted operating income in the quarter was positively impacted by 5.8 percentage points ($5 million) as a result of currency translation. Excluding the impact of currency translation, the increase was mainly due to decisive cost management actions and strong performance of Boots.com mitigating the impact of lower footfall. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Pharmaceutical Wholesale
This division includes the Company's pharmaceutical wholesale businesses operating in currencies other than the U.S. dollar including the British pound sterling, Euro and Turkish lira, and thus the division’s results are impacted by movements in foreign currency exchange rates. See Item 3, Quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk, for further information on currency risk.

On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen pursuant to which AmerisourceBergen will purchase the majority of the Company's pharmaceutical wholesale operations, among other assets, for $6.275 billion in cash (subject to customary purchase price adjustments) and 2 million shares of common stock of AmerisourceBergen. See “Recent Developments” above and Note 19, Subsequent events to the Consolidated Condensed Financial Statements for additional information.

FINANCIAL PERFORMANCE	(in millions)
	Three months ended November 30,
	2020	2019
Sales	$7,125	$6,007
Gross profit	560	517
Selling, general and administrative expenses	455	407
Equity earnings (loss) in AmerisourceBergen	(1,373)	13
Operating income (loss)	(1,268)	122
Adjusted operating income (Non-GAAP measure)[1]	244	229

WBA Q1 FY2021 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percentage increases (decreases)
	Three months ended November 30,
	2020	2019
Sales	18.6	5.2
Gross profit	8.5	0.8
Selling, general and administrative expenses	11.6	2.9
Operating income (loss)	(1,140.6)	(21.5)
Adjusted operating income (Non-GAAP measure)[1]	6.7	4.1

Comparable sales in constant currency[2]	8.3	8.3

	Percent to sales
	Three months ended November 30,
	2020	2019
Gross margin	7.9	8.6
Selling, general and administrative expenses	6.4	6.8

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Comparable sales in constant currency are defined as sales excluding acquisitions and dispositions. The Company presents certain information related to current period operating results in “constant currency,” which is a non-GAAP financial measure. Comparable sales in constant currency exclude the effects of fluctuations in foreign currency exchange rates. See “--Non-GAAP Measures” below.

Sales for the three months ended November 30, 2020 and 2019
Pharmaceutical Wholesale division’s sales for the three months ended November 30, 2020, including results of the Company's new combined business in Germany which were consolidated as of November, increased 18.6% compared to the prior year quarter to $7.1 billion. Sales were positively impacted in the quarter by 2.3 percentage points ($137 million) as a result of currency translation. Comparable sales in constant currency which exclude the incremental impact of the joint venture, increased 8.3% compared to the prior year quarter, primarily due to growth in emerging markets and COVID-19 related sales in France.

Operating income (loss) for the three months ended November 30, 2020 and 2019
Pharmaceutical Wholesale division’s operating loss for the three months ended November 30, 2020 was $1.3 billion, including $1.4 billion loss from the Company's share of equity earnings in AmerisourceBergen. This compared with operating income of $122 million in the prior year quarter, including $13 million from the Company's equity earnings in AmerisourceBergen. Operating loss in the quarter was negatively impacted by 1.8 percentage points ($2 million) as a result of currency translation. The operating loss is primarily due to $1.4 billion related to the Company's share of equity loss in AmerisourceBergen, partially offset by sales growth.

Gross profit increased 8.5% from the prior year quarter. Gross profit in the quarter was positively impacted by 2.4 percentage points ($12 million) as a result of currency translation. Excluding the currency translation impact, the increase was primarily due to sales growth partially offset by lower gross margins.

Selling, general and administrative expenses increased 11.6% from the prior year quarter. Expenses in the quarter were negatively impacted by 3.5 percentage points ($14 million) as a result of currency translation. Excluding the currency translation impact, the increase was due to additional costs due to impact of sales growth and from the company's new joint venture in Germany. As a percentage of sales, selling, general and administrative expenses for the three months ended November 30, 2020 were 6.4% compared to 6.8% in the prior year quarter.

WBA Q1 FY2021 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2020 and 2019
Pharmaceutical Wholesale division’s adjusted operating income for the three months ended November 30, 2020, which includes $108 million from the Company’s share of adjusted equity earnings in AmerisourceBergen, increased 6.7% compared to the prior year quarter to $244 million. Adjusted operating income in the quarter was negatively impacted by 0.7 percentage points ($2 million) as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily due to sales growth and a higher contribution of adjusted equity earnings from AmerisourceBergen. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the rules of the SEC, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP.

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

The Company also presents certain information related to current period operating results in “constant currency,” which is a non-GAAP financial measure. These amounts are calculated by translating current period results at the foreign currency exchange rates used in the comparable period in the prior year. The Company presents such constant currency financial information because it has significant operations outside of the U.S. reporting in currencies other than the U.S. dollar and such presentation provides a framework to assess how its business performed excluding the impact of foreign currency exchange rate fluctuations.

NON-GAAP RECONCILIATION

	(in millions)
	Three months ended November 30, 2020
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$792	$34	$(1,268)	$1	$(440)
Adjustments to equity earnings (loss) in AmerisourceBergen	—	—	1,481	—	1,481
Acquisition-related amortization	76	20	20	—	116
Transformational cost management	70	28	6	—	104
LIFO provision	33	—	—	—	33
Acquisition-related costs	17	2	5	—	23
Adjusted operating income (Non-GAAP measure)	$989	$84	$244	$1	$1,318

WBA Q1 FY2021 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	(in millions)
	Three months ended November 30, 2019
	Retail Pharmacy USA	Retail Pharmacy International	Pharmaceutical Wholesale	Eliminations	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$848	$44	$122	$—	$1,013
Adjustments to equity earnings in AmerisourceBergen	—	—	80	—	80
Acquisition-related amortization	77	22	19	—	118
Transformational cost management	66	12	7	—	86
LIFO provision	33	—	—	—	33
Acquisition-related costs	122	—	1	—	124
Store optimization	9	—	—	—	9
Adjusted operating income (Non-GAAP measure)	$1,155	$79	$229	$—	$1,463

	Three months ended November 30,
	2020	2019
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	$(308)	$845

Adjustments to operating income (loss):
Adjustments to equity earnings (loss) in AmerisourceBergen[1]	1,481	80
Acquisition-related amortization[2]	116	118
Transformational cost management[3]	104	86
LIFO provision[4]	33	33
Acquisition-related costs[5]	23	124
Store optimization[3]	—	9
Total adjustments to operating income (loss)	1,759	449

Adjustments to other income (expense):
Net investment hedging (gain) loss[6]	9	(11)
Gain on sale of equity method investment[7]	—	(1)
Total adjustments to other income (expense)	9	(12)

Adjustments to income tax provision:
U.S. tax law changes[8]	—	(6)
Tax impact of adjustments[8]	(67)	(80)
Equity method non-cash tax[8]	(346)	(2)
Total adjustments to income tax provision	(412)	(88)

Adjustments to post tax equity earnings from other equity method investments:
Adjustments to equity earnings in other equity method investments[9]	13	28
Total adjustments to post tax equity earnings from other equity method investments	13	28

Adjustments to net earnings (loss) attributable to noncontrolling interests:

WBA Q1 FY2021 Form 10-Q	46

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Acquisition-related amortization[2]	(4)	—
LIFO provision[4]	(3)	—
Total adjustments to net earnings (loss) attributable to noncontrolling interests	(8)	—

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,052	$1,222

Diluted net earnings (loss) per common share (GAAP)[10]	$(0.36)	$0.95

Adjustments to operating income (loss)	2.03	0.50
Adjustments to other income (expense)	0.01	(0.01)
Adjustments to income tax provision	(0.48)	(0.10)
Adjustments to equity earnings in other equity method investments[9]	0.01	0.03
Adjustments to net earnings (loss) attributable to noncontrolling interests	(0.01)	—
Adjusted diluted net earnings per common share (Non-GAAP measure)[11]	$1.22	$1.37

Weighted average common shares outstanding, diluted (in millions)[11]	865.3	892.6

1Adjustments to equity earnings (loss) in AmerisourceBergen consist of the Company’s proportionate share of non-GAAP adjustments reported by AmerisourceBergen consistent with the Company’s non-GAAP measures. The Company recognized equity losses in AmerisourceBergen of $1,373 million during the three months ended November 30, 2020. These equity losses are primarily due to AmerisourceBergen recognition of $5.6 billion, net of tax, charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.
2Acquisition-related amortization includes amortization of acquisition-related intangible assets and inventory valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangibles assets such as customer relationships, trade names, trademarks and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements, the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within selling, general and administrative expenses. Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of the inventory reflects cost of acquired inventory and a portion of the expected profit margin. The acquisition-related inventory valuation adjustments excludes the expected profit margin component from cost of sales recorded under the business combination accounting principles.
3Transformational Cost Management Program and Store Optimization Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within selling, general and administrative expenses. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
4The Company’s Retail Pharmacy USA segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if Retail Pharmacy USA segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
5Acquisition-related costs are transaction and integration costs associated with certain merger and acquisition related activities. These costs include all charges incurred on certain mergers and acquisition related activities, for example, including costs related to integration efforts for successful merger and acquisition activities. These charges are primarily recorded within selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger and acquisition related activities and do not reflect the Company’s current operating performance.
6Gain or loss on certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within other income (expense). We do not believe this volatility related to mark-to-market adjustment on the underlying derivative instruments reflects the Company’s operational performance.
7Includes significant gain on sale of equity method investment and related adjustments.

WBA Q1 FY2021 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
8Adjustments to income tax provision include adjustments to the GAAP basis tax provision commensurate with non-GAAP adjustments and certain discrete tax items including U.S. tax law changes, a UK tax rate change and equity method non-cash tax. These charges are recorded within income tax provision (benefit).
9Adjustments to post tax equity earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded within post tax earnings (loss) from other equity method investments. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.
10Due to the anti-dilutive effect resulting from the reported net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the quarterly calculation of weighted-average common shares outstanding for diluted earnings per share for the three months ended November 30, 2020.
11Includes impact of potentially dilutive securities in the quarterly calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes for the three months ended November 30, 2020.

The Company considers certain metrics presented in this report, such as comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions, and comparable 30-day equivalent prescriptions, to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures, which are described in more detail in this report, may not be comparable to similarly-titled performance indicators used by other companies.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $1.1 billion (including $0.4 billion in non-U.S. jurisdictions) as of November 30, 2020, compared to $0.8 billion (including $0.3 billion in non-U.S. jurisdictions) as of November 30, 2019. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

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

Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the three months ended November 30, 2020 was $1.2 billion, compared to $1.1 billion for the prior year quarter. The $0.1 billion increase in cash provided by operating activities reflects higher cash inflows from trade accounts payable, income taxes, and non-current assets and liabilities partially offset by higher cash outflows from accrued expenses and other liabilities, accounts receivables and inventories. Changes in accrued expenses and other liabilities are mainly driven by a non-comparable 2021 bonus payment. Changes in trade accounts payables, income taxes and other non-current assets and liabilities are mainly driven by timing of collections and payments.

Net cash used for investing activities was $259 million for the three months ended November 30, 2020 compared to $402 million for the prior year quarter. This change in net cash used for investing activities includes $231 million in proceeds from sale-leaseback transactions for the three months ended November 30, 2020 compared to $147 million for the prior year quarter. Business, investment and asset acquisitions were $77 million for the three months ended November 30, 2020 compared to $180 million for the prior year quarter.

WBA Q1 FY2021 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
For the three months ended November 30, 2020, additions to property, plant and equipment were $431 million compared to $387 million in the prior year quarter. Capital expenditures by reporting segment were as follows (in millions):

	Three months ended November 30,
	2020	2019
Retail Pharmacy USA	$353	$303
Retail Pharmacy International	58	70
Pharmaceutical Wholesale	21	13
Total	$431	$387

Significant capital expenditures primarily relate to growth initiatives and information technology projects.

Net cash used for financing activities for the three months ended November 30, 2020 was $352 million, compared to $866 million in the prior year period. In the three months ended November 30, 2020 there were $3.3 billion in net debt proceeds primarily from revolving credit facilities described below and commercial paper debt compared to $4.7 billion in net proceeds in the prior year period. For the three months ended November 30, 2020 there were $3.2 billion in payments of debt made primarily for revolving credit facilities and commercial paper debt compared to $4.7 billion for the three months ended November 30, 2019. The Company repurchased shares totaling $110 million to support the needs of its employee stock plans for the three months ended November 30, 2020 compared to $473 million in the prior year quarter which also included stock repurchase program described below. Proceeds related to employee stock plans were $4 million during the three months ended November 30, 2020, compared to $14 million during the three months ended November 30, 2019. Cash dividends paid were $405 million during the three months ended November 30, 2020, compared to $410 million for the prior year quarter.

The Company expects to fund its working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements and current cash and investment balances. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds for the Company’s foreseeable working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. Additionally, the Company’s cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by COVID-19 and the resulting market volatility and instability. For further information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see Item 1A, Risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

See Item 3, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of November 30, 2020. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company announced that it was suspending activities under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.
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

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily U.S. commercial paper outstanding of $1.6 billion and $2.9 billion at a weighted average interest rate of 0.63% and 2.55% for the three months ended November 30, 2020 and 2019, respectively. A subsidiary of the Company

WBA Q1 FY2021 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
had average daily commercial paper outstanding, which was issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program, of £300 million or approximately $401 million at a weighted average interest rate of 0.43% for the three months ended November 30, 2020. The subsidiary's repayment obligations are guaranteed by the Company.

Financing actions
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. Borrowings under the August 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company's credit ratings. As of November 30, 2020, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

On November 30, 2018, the Company entered into a $1.0 billion credit agreement, consisting of a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility, with the lenders from time to time party thereto, on March 25, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “November 2018 Credit Agreement”) reflecting certain changes to the borrowing notice provisions thereto. On April 2, 2020, the Company entered into a second amendment to the November 2018 Credit Agreement (such credit agreement as so further amended, the “Amended November 2018 Credit Agreement”), which amendment became effective as of May 29, 2020. As of May 29, 2020, the $500 million revolving credit facility portion of the November 2018 Credit Agreement was converted into a term loan facility, such that the Amended November 2018 Credit Agreement consists of a $1.0 billion senior unsecured term loan facility. The facility termination date is the earlier of (a) May 29, 2021 and (b) the date of acceleration of all loans under the Amended November 2018 Credit Agreement pursuant to its terms. Borrowings under the Amended November 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 1.25% in the case of Eurocurrency rate loans and 0.125% in the case of alternative base rate loans. As of November 30, 2020, there were $0.9 billion of borrowings outstanding under the Amended November 2018 Credit Agreement.

On December 5, 2018, the Company entered into a $1.0 billion term loan credit agreement with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “December 2018 Credit Agreement”) to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. On April 2, 2020, the Company amended and restated the December 2018 Credit Agreement (such credit agreement as so amended and restated, the “A&R December 2018 Credit Agreement”). The A&R December 2018 Credit Agreement governs a $2.0 billion senior unsecured revolving credit facility, consisting of the initial $1.0 billion senior unsecured revolving facility (the "Initial Commitments") previously governed by the December 2018 Credit Agreement and a new $1.0 billion senior unsecured revolving credit facility (the "New Commitments"). The facility termination date is the earlier of (a) January 29, 2021 (the "Initial Maturity Date") (which date shall be extended to February 26, 2021 or July 31, 2021 pursuant to the terms of the A&R December 2018 Credit Agreement if the Company extends the maturity date of certain of its existing credit agreements or enters into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the A&R December 2018 Credit Agreement ) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the A&R December 2018 Credit Agreement. Borrowings under the A&R December 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of (i) in the case of the Initial Facility from April 2, 2020 through and including the Initial Maturity Date, 0.75% in the case of Eurocurrency rate loans and 0.00% in the case of alternate base rate loans and (ii) in the case of the New Facility and the Initial Facility after the Initial Maturity Date, 1.50% in the case of Eurocurrency rate loans and 0.50% in the case of alternate base rate loans. As of November 30, 2020, there were $0.7 billion borrowings outstanding under the A&R December 2018 Credit Agreement. Concurrently with the execution of the 2020 Revolving Credit Agreement described above, the A&R December 2018 Credit Agreement was partially terminated in accordance with its terms and conditions, by the cancellation of $1 billion of New Commitments, thereby reducing the amount available to $1 billion of Initial Commitments thereunder as of December 23, 2020. The A&R was also amended to set the final maturity date under the agreement at January 29, 2021.

On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day

WBA Q1 FY2021 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with an original facility termination date of 364 days following January 31, 2019, subject to extension. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extended the Maturity Date (as defined in the January 2019 364-Day Revolving Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020.Borrowings under the January 2019 364-Day Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. As of November 30, 2020, there were no borrowings outstanding under the January 364-Day Revolving Credit Agreement. The January 2019 364-Day Revolving Credit Agreement was partially terminated in accordance with its terms and conditions, reducing the amount available to $0.5 billion as of December 23, 2020, concurrently with the execution of the 2020 Revolving Credit Agreement described below.

On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. Borrowings under each of the August 2019 Revolving Credit Agreements will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.95% in the case of Eurocurrency rate loans. As of November 30, 2020, there were no borrowings outstanding under the August 2019 Revolving Credit Agreements. The August 2019 Revolving Credit Agreements were terminated in accordance with their terms and conditions as of December 23, 2020. The August 2019 Revolving Credit Agreements were terminated concurrently with the execution of the 2020 Revolving Credit Agreement described below.

The Company entered into a $750 million revolving credit agreement on April 1, 2020 (the “April 2020 Revolving Bilateral Credit Agreement”) and a $1.325 billion revolving credit agreement on April 2, 2020 (the “April 2020 Revolving Club Credit Agreement” and together with the April 2020 Revolving Bilateral Credit Agreement, the “Other April 2020 Revolving Credit Agreements”) with the lenders from time to time party thereto. Each of the Other April 2020 Revolving Credit Agreements is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) March 31, 2021 (which date shall be shortened pursuant to the terms of the applicable Other April 2020 Revolving Credit Agreement if the Company does not extend the maturity date of certain of its existing credit agreements or enter into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the applicable Other April 2020 Revolving Credit Agreement) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable Other April 2020 Revolving Credit Agreement. Borrowings under the Other April 2020 Revolving Credit Agreements will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the Eurocurrency rate or the alternate base rate, plus an applicable margin of 1.25% in the case of Eurocurrency rate loans. As of November 30, 2020, there were no borrowings outstanding under the Other April 2020 Revolving Credit Agreements. The other April 2020 Revolving Credit Agreements were terminated in accordance with their terms and conditions as of December 23, 2020. The other April 2020 Revolving Credit Agreements were terminated concurrently with the execution of the 2020 Revolving Credit Agreement described below.

On April 7, 2020, the Company and with WBA Financial Services Limited, a private limited company incorporated under the laws of England and Wales (“WBAFSL”), as co-borrowers, entered into a $500 million revolving credit agreement (the “April 7, 2020 Revolving Credit Agreement”) with the lenders from time to time party thereto. The April 7, 2020 Revolving Credit Agreement is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) 364-days from April 7, 2020 and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the April 7, 2020 Revolving Credit Agreement. The Company and WBAFSL are co-borrowers under the April 7, 2020 Revolving Credit Agreement. Pursuant to the terms of the April 7, 2020 Revolving Credit Agreement, the Company provides a guarantee of any obligations of WBAFSL under the April 7, 2020 Revolving Credit Agreement. Borrowings under the April 7, 2020 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the Eurocurrency rate or the alternate base rate, plus an applicable margin of 1.50% in the case of Eurocurrency rate loans. As of November 30, 2020, there were no borrowings outstanding under the April 7, 2020 Revolving Credit Agreement. The April 7, 2020 Revolving Credit Agreement was terminated in accordance with its terms and conditions on December 23, 2020. The April 7, 2020 Revolving Credit Agreement was terminated concurrently with the execution of the 2020 Revolving Credit Agreement described below.

WBA Q1 FY2021 Form 10-Q	51

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
On April 15, 2020, the Company issued in an underwritten public offering $0.5 billion of 3.20% notes due 2030 and $1.0 billion of 4.10% notes due 2050. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses were $13.3 million.

On October 20, 2020, the Company redeemed in full the £400 million aggregate principal amount outstanding of its 2.875% notes due 2020 issued by the Company on November 20, 2014.

On December 23, 2020, the Company entered into a revolving credit agreement (the “2020 Revolving Credit Agreement”) with the lenders from time to time party thereto. The 2020 Revolving Credit Agreement includes a (i) a $1.25 billion senior unsecured 364-day revolving credit facility (the “364-Day Facility”) and (ii) a $2.25 billion senior unsecured 18-month revolving credit facility, with a swing line subfacility commitment amount of $350 million. The 364-Day Facility’s termination date is the earlier of (i) 364 days from December 23, 2020, the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 364-Day Facility pursuant to the 2020 Revolving Credit Agreement. The 18-Month Facility’s termination date is the earlier of (i) 18 months from the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 18-Month Facility pursuant to the 2020 Revolving Credit Agreement.

After the entry into the 2020 Revolving Credit Agreement and the full or partial termination of the Company’s other credit agreements as discussed herein, as of December 23, 2020, the Company had an aggregate borrowing capacity of $9.5 billion including funds already drawn.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of November 30, 2020, the Company was in compliance with all such applicable covenants.

Credit ratings
As of January 6, 2021, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term debt rating	Commercial paper rating	Outlook
Fitch	BBB-	F3	Negative
Moody’s	Baa2	P-2	Negative
Standard & Poor’s	BBB	A-2	Negative

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

AmerisourceBergen relationship
As of November 30, 2020, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 28% of the outstanding common stock based on most recent share count publicly reported by AmerisourceBergen and had designated one member of AmerisourceBergen’s board of directors. As of November 30, 2020, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See Note 5, Equity method investments, to the Consolidated Condensed Financial Statements for further information.

WBA Q1 FY2021 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen pursuant to which AmerisourceBergen will purchase the majority of the Company's pharmaceutical wholesale operations, among other assets, for $6.275 billion in cash (subject to customary purchase price adjustments) and 2 million shares of common stock of AmerisourceBergen. See “Recent Developments” above and Note 19, Subsequent events to the Consolidated Condensed Financial Statements for additional information.

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

At November 30, 2020, the Company had $17 million of guarantees outstanding and no amounts issued under letters of credit.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes, outside of the ordinary course of business, in the Company's outstanding contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended August 31, 2020.

CRITICAL ACCOUNTING POLICIES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. See Note 17, New accounting pronouncements, to the Consolidated Condensed Financial Statements for additional information.

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in Note 17, New accounting pronouncements, to the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the potential impacts on our business of the spread and impact of COVID-19, the expected execution and effect of our business strategies, our cost-savings and growth initiatives, pilot programs, strategic partnerships and initiatives, and restructuring activities and the amounts and timing of their expected impact and delivery of estimated cost savings, the withdrawal of the UK from the European Union and its possible effects our amended and restated asset purchase agreement with Rite Aid and the transactions contemplated thereby and their possible timing and effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the closing of the sale of certain pharmaceutical wholesale operations to AmerisourceBergen pursuant to the Share Purchase Agreement dated January 6, 2021, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins and reimbursement rates, changes in generic

WBA Q1 FY2021 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to, those relating to the impact of private and public third-party payers’ efforts to reduce prescription drug reimbursements, risks relating to the spread and impact of COVID-19, including the adverse impact on the global economy as well as our business, the risks associated with the withdrawal of the UK from the European Union, fluctuations in foreign currency exchange rates, the timing and magnitude of the impact of branded to generic drug conversions and changes in generic drug prices, our ability to realize synergies and achieve financial, tax and operating results in the amounts and at the times anticipated, the inherent risks, challenges and uncertainties associated with forecasting financial results of large, complex organizations in rapidly evolving industries, particularly over longer time periods, and during periods with increased volatility and uncertainties, supply arrangements including our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, the risks associated with our equity method investment in AmerisourceBergen, circumstances that could give rise to the termination, cross-termination or modification of any of our contractual obligations, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, whether the costs and charges associated with restructuring initiatives, including the Transformational Cost Management Program and Store Optimization Program, will exceed estimates, our ability to realize expected savings and benefits from cost-savings initiatives, including the Transformational Cost Management Program and Store Optimization Program, restructuring activities and acquisitions and joint ventures in the amounts and at the times anticipated, the timing and amount of any impairment or other charges, the timing and severity of cough, cold and flu season, risks relating to looting and vandalism in regions in which we operate and the scope and magnitude of any property damage, inventory loss or other adverse impacts, risks related to pilot programs and new business initiatives and ventures generally, including the risks that anticipated benefits may not be realized, changes in management’s plans and assumptions, the risks associated with governance and control matters, the ability to retain key personnel, changes in economic and business conditions generally or in particular markets in which we participate, changes in financial markets, credit ratings and interest rates, the risks relating to the terms, timing and magnitude of any share repurchase activity, the risks associated with international business operations, including international trade policies, tariffs, including tariff negotiations between the U.S. and China, and relations, the risks associated with cybersecurity or privacy breaches related to customer information, changes in vendor, customer and payer relationships and terms, including changes in network participation and reimbursement terms and the associated impacts on volume and operating results, risks related to competition including changes in market dynamics, participants, product and service offerings, retail formats and competitive positioning, risks associated with new business areas and activities, risks associated with acquisitions, divestitures, joint ventures and strategic investments, including those relating to the asset acquisition from Rite Aid, the risks associated with the integration of complex businesses, the impact of regulatory restrictions and outcomes of legal and regulatory matters and risks associated with changes in laws, including those related to the December 2017 U.S. tax law changes, regulations or interpretations thereof. These and other risks, assumptions and uncertainties are described in Item 1A, Risk factors, in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements we make or that are made on our behalf are qualified by these cautionary statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

WBA Q1 FY2021 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The Chief Executive of the UK Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer compel LIBOR panel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis will not be guaranteed after 2021. Moreover, it is possible that LIBOR may be discontinued prior to the end of 2021. Certain of our credit facilities provide that, under certain circumstances set forth in such credit facilities, we and the administrative agent may amend the applicable credit facility to replace LIBOR with an alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar syndicated credit facilities in the U.S. market for alternative benchmarks. Such alternative benchmark rate could include the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York

Information regarding the Company's transactions are set forth in Note 8, Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On November 30, 2020, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of November 30, 2020, by approximately $32 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in Note 5, Equity method investments, to the Consolidated Condensed Financial Statements. See “--Investment in AmerisourceBergen” above.

WBA Q1 FY2021 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the end of the period covered by this report, the Company had completed the creation of a combined pharmaceutical wholesale business in Germany with McKesson Corporation. The Company accounted for this acquisition as a business combination. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired business. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2020. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of COVID-19, a portion of our global workforce, including employees and extended workforce, rapidly shifted to a work from home environment beginning in March 2020 and many continue to work remotely. While our controls were not developed and designed to facilitate or accommodate this shift, we have evaluated and concluded that these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting during the most recent quarter.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended November 30, 2020 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q1 FY2021 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
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

Item 103 of SEC Regulation S-K requires disclosure of environmental legal proceedings with, or any such legal proceedings known to be contemplated by, a governmental authority if management reasonably believes that the proceedings involve potential monetary sanctions, exclusive of interest and costs, above the lesser of $1.0 million or 1% of the Company’s current assets. As previously disclosed, the Company has been under investigation by certain counties within the State of California for alleged noncompliance with state hazardous waste regulations. The Company has worked with state and local officials in an effort to resolve this matter. On November 16, 2020, a number of California District Attorneys submitted a complaint and a signed settlement agreement to a California state court in Alameda County (People of the State of California v. Walgreen Co., Case No. RG20081172) for review and approval. If approved by the court, the settlement, which includes certain injunctive relief, would require the Company to pay penalties and costs and fund supplemental environmental projects in the total amount of $3.5 million. The court approved the settlement.

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. "Risk factors" in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2020, which could materially affect our business, financial condition or future results.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended November 30, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program[1]
09/01/20 - 09/30/20	—	$—	—	$2,003,419,960
10/01/20 - 10/31/20	1,420,000	37.03	—	2,003,419,960
11/01/20 - 11/30/20	1,580,000	36.46	—	2,003,419,960
	3,000,000	$36.73	—	$2,003,419,960

1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

WBA Q1 FY2021 Form 10-Q	57

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 5. Other information
None

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
10.1*	Form of Performance Share Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.2*	Form of Stock Option Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.3*	Form of Stock Option Award agreement under UK Sub-plan (effective October 2020).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.4*	Form of Restricted Stock Unit Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.5*	Form of Restricted Stock Unit Award agreement for Executive Chairman (effective October 2020).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

10.6	Revolving Credit Agreement, dated as of December 23, 2020, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 28, 2020.
10.7	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of December 23, 2020, by and among Walgreens Boots Alliance Inc. and Wells Fargo Bank, National Association, as administrative agent and as sole lender, amending that certain Amended and Restated Revolving Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as administrative agent and as sole lender.	File herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statement of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement

WBA Q1 FY2021 Form 10-Q	59

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: January 7, 2021	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
(Principal Financial Officer)

Dated: January 7, 2021	/s/ Heather Dixon
Heather Dixon
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

WBA Q1 FY2021 Form 10-Q	60