Form 10-Q
period 2021-02-28
Walgreens Boots Alliance, Inc.
filed 2021-03-31
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2021

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of February 28, 2021 was 864,394,418.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Table of Contents

Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	February 28, 2021	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,030	$469
Accounts receivable, net	4,878	4,110
Inventories	8,541	7,917
Other current assets	796	598
Assets of discontinued operations - current (see note 2)	10,839	4,979
Total current assets	26,084	18,073
Non-current assets:
Property, plant and equipment, net	12,588	12,796
Operating lease right-of-use assets	21,908	21,453
Goodwill	12,468	12,013
Intangible assets, net	10,486	10,072
Equity method investments (see note 6)	6,202	7,204
Other non-current assets	1,183	581
Assets of discontinued operations - non-current (see note 2)	—	4,983
Total non-current assets	64,836	69,101
Total assets	$90,920	$87,174

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term debt	$5,161	$3,265
Trade accounts payable (see note 17)	11,009	10,145
Operating lease obligation	2,360	2,358
Accrued expenses and other liabilities	6,400	5,861
Income taxes	89	95
Liabilities of discontinued operations - current (see note 2)	6,228	5,347
Total current liabilities	31,246	27,070
Non-current liabilities:
Long-term debt	10,998	12,203
Operating lease obligation	22,134	21,765
Deferred income taxes	1,232	1,367
Other non-current liabilities	3,374	3,222
Liabilities of discontinued operations - non-current (see note 2)	—	412
Total non-current liabilities	37,739	38,968
Commitments and contingencies (see note 11)
Total liabilities	68,985	66,038
Redeemable noncontrolling interest	309	—

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2021 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(UNAUDITED)
(in millions, except shares and per share amounts)

	February 28, 2021	August 31, 2020
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at February 28, 2021 and August 31, 2020	12	12
Paid-in capital	10,916	10,761
Retained earnings	34,116	34,210
Accumulated other comprehensive loss	(3,306)	(3,771)
Treasury stock, at cost; 308,119,200 shares at February 28, 2021 and 306,910,099 shares at August 31, 2020	(20,626)	(20,575)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	21,112	20,637
Noncontrolling interests	514	498
Total equity	21,625	21,136
Total liabilities, redeemable noncontrolling interest and equity	$90,920	$87,174

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2021 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and six months ended February 28, 2021
(in millions, except shares)

Three months ended February 28, 2021
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
November 30, 2020	863,901,817	$12	$(20,642)	$10,876	$(3,682)	$33,495	$506	$20,563
Net earnings (loss)	—	—	—	—	—	1,026	(1)	1,025
Other comprehensive income (loss), net of tax	—	—	—	—	376	—	9	385
Dividends declared	—	—	—	—	—	(405)	—	(405)
Treasury stock purchases	—	—	—	—	—	—	—	—
Employee stock purchase and option plans	492,601	—	16	1	—	—	—	17
Stock-based compensation	—	—	—	34	—	—	—	34
Business combination	—	—	—	4	—	—	—	4
Other	—	—	—	1	—	—	—	1
February 28, 2021	864,394,418	$12	$(20,626)	$10,916	$(3,306)	$34,116	$514	$21,625

Six months ended February 28, 2021
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2020	865,603,519	$12	$(20,575)	$10,761	$(3,771)	$34,210	$498	$21,136
Net earnings (loss)	—	—	—	—	—	718	8	726
Other comprehensive income (loss), net of tax	—	—	—	—	465	—	11	476
Dividends declared	—	—	—	—	—	(810)	—	(810)
Treasury stock purchases	(3,000,000)	—	(110)	—	—	—	—	(110)
Employee stock purchase and option plans	1,790,899	—	59	(38)	—	—	—	21
Stock-based compensation	—	—	—	70	—	—	—	70
Adoption of new accounting standards	—	—	—	—	—	(3)	(3)	(6)
Business combination	—	—	—	120	—	—	—	120
Other	—	—	—	2	—	—	—	2
February 28, 2021	864,394,418	$12	$(20,626)	$10,916	$(3,306)	$34,116	$514	$21,625

WBA Q2 2021 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and six months ended February 29, 2020
(in millions, except shares)

Three months ended February 29, 2020
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
November 30, 2019	888,089,745	$12	$(19,496)	$10,648	$(3,313)	$35,810	$653	$24,314
Net earnings	—	—	—	—	—	946	5	952
Other comprehensive income (loss), net of tax	—	—	—	—	(94)	—	—	(94)
Dividends declared	—	—	—	—	—	(404)	(43)	(448)
Treasury stock purchases	(7,996,028)	—	(440)	—	—	—	—	(440)
Employee stock purchase and option plans	303,482	—	10	3	—	—	—	13
Stock-based compensation	—	—	—	38	—	—	—	38
Adoption of new accounting standards	—	—	—	—	—	—	—	—
February 29, 2020	880,397,199	$12	$(19,925)	$10,689	$(3,407)	$36,351	$615	$24,334

Six months ended February 29, 2020
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2019	895,387,502	$12	$(19,057)	$10,639	$(3,897)	$35,815	$641	$24,152
Net earnings (loss)	—	—	—	—	—	1,791	2	1,793
Other comprehensive income (loss), net of tax	—	—	—	—	490	—	15	505
Dividends declared	—	—	—	—	—	(812)	(43)	(855)
Treasury stock purchases	(16,460,094)	—	(913)	—	—	—	—	(913)
Employee stock purchase and option plans	1,469,791	—	45	(17)	—	—	—	28
Stock-based compensation	—	—	—	67	—	—	—	67
Adoption of new accounting standards	—	—	—	—	—	(442)	—	(442)
February 29, 2020	880,397,199	$12	$(19,925)	$10,689	$(3,407)	$36,351	$615	$24,334

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2021 Form 10-Q	6

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	$32,779	$31,336	$64,217	$61,247
Cost of sales	25,998	24,318	50,806	47,453
Gross profit	6,781	7,017	13,411	13,794
Selling, general and administrative expenses	6,029	5,909	11,820	11,778
Equity earnings (loss) in AmerisourceBergen	80	28	(1,293)	41
Operating income	832	1,136	298	2,057
Other income	251	28	313	64
Earnings before interest and tax	1,083	1,164	611	2,121
Interest expense, net	137	156	272	315
Earnings before tax	946	1,008	339	1,806
Income tax provision (benefit)	42	149	(165)	172
Post tax earnings (loss) from other equity method investments	13	12	29	(1)
Net earnings from continuing operations	918	870	532	1,633
Net earnings from discontinued operations	107	81	194	160
Net earnings	1,025	952	726	1,793
Net earnings (loss) attributable to noncontrolling interests - continuing operations	(4)	3	1	(3)
Net earnings attributable to noncontrolling interests - discontinued operations	3	2	7	5
Net earnings attributable to Walgreens Boots Alliance, Inc.	$1,026	$946	$718	$1,791

Net earnings attributable to Walgreens Boots Alliance, Inc.:
Continuing operations	$922	$867	$531	$1,636
Discontinued operations	104	79	187	155
Total	$1,026	$946	$718	$1,791
Basic earnings per common share:
Continuing operations	$1.07	$0.98	$0.61	$1.84
Discontinued operations	0.12	0.09	0.22	0.17
Total	$1.19	$1.07	$0.83	$2.02
Diluted earnings per common share:
Continuing operations	$1.06	$0.98	$0.61	$1.84
Discontinued operations	0.12	0.09	0.22	0.17
Total	$1.19	$1.07	$0.83	$2.01
Weighted average common shares outstanding:
Basic	864.2	884.5	864.7	887.9
Diluted	865.6	885.5	865.7	889.1

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2021 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Comprehensive income:
Net earnings	$1,025	$952	$726	$1,793

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(2)	(1)	9	(9)
Unrealized gain (loss) on cash flow hedges	9	1	13	1
Net investment hedges	(49)	21	(56)	(21)
Share of other comprehensive income (loss) of equity method investments	15	4	20	(5)
Currency translation adjustments	413	(119)	490	539
Total other comprehensive income	385	(94)	476	505
Total comprehensive income (loss)	1,410	857	1,202	2,299

Comprehensive income attributable to noncontrolling interests	8	5	19	17
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$1,402	$852	$1,183	$2,281

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2021 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six months ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net earnings	$726	$1,793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	948	969
Deferred income taxes	(264)	(45)
Stock compensation expense	70	67
Equity (earnings) loss from equity method investments	1,253	(47)
Gain on sale of equity method investment	(191)	—
Other	(104)	37
Changes in operating assets and liabilities:
Accounts receivable, net	(556)	(324)
Inventories	(248)	(242)
Other current assets	(9)	56
Trade accounts payable	743	555
Accrued expenses and other liabilities	254	139
Income taxes	(53)	(355)
Other non-current assets and liabilities	(12)	(119)
Net cash provided by operating activities	2,556	2,484

Cash flows from investing activities:
Additions to property, plant and equipment	(692)	(705)
Proceeds from sale-leaseback transactions	452	333
Proceeds from sale of other assets	269	37
Business, investment and asset acquisitions, net of cash acquired	(1,314)	(286)
Other	(71)	3
Net cash used for investing activities	(1,356)	(617)
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	350	(655)
Proceeds from debt	6,538	9,860
Payments of debt	(6,503)	(9,465)
Stock purchases	(110)	(913)
Proceeds related to employee stock plans	21	28
Cash dividends paid	(808)	(857)
Other	(134)	(82)
Net cash used for financing activities	(647)	(2,085)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	13	(1)
Changes in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	566	(218)
Cash, cash equivalents and restricted cash at beginning of period	746	1,207
Cash, cash equivalents and restricted cash at end of period	$1,311	$988

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2021 Form 10-Q	9

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

The coronavirus COVID-19 pandemic (“COVID-19”) has severely impacted the economies of the U.S., the UK and other countries around the world. The impact of COVID-19 on the Company’s businesses, financial position, results of operations and cash flows for the three months ended February 28, 2021, as well as information regarding certain expected or potential impacts of COVID-19 on the Company, is discussed throughout this Quarterly Report on Form 10-Q.

The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors discussed throughout this Quarterly Report on Form 10-Q including, but not limited to, the severity and duration of COVID-19, the extent to which it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of February 28, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangible and other long-lived assets including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

In the opinion of management, the unaudited Consolidated Condensed Financial Statements for the interim periods presented include all adjustments necessary to present a fair statement of the results for such interim periods. The impact of COVID-19, the influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms, strategic transactions including acquisitions, dispositions, changes in laws and general economic conditions in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years.

On January 6, 2021, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with AmerisourceBergen Corporation (the “Transaction”). Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen Corporation (“AmerisourceBergen”) will purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe (“Disposal Group”). The Disposal Group met the criteria to be reported as held for sale and discontinued operations. Therefore, the related assets, liabilities and operating results of the Disposal Group are reported as discontinued operations for all periods presented herein. The majority of the Disposal Group was previously included in the Pharmaceutical Wholesale segment. Effective as of the second quarter of fiscal year 2021, the Company no longer has the Pharmaceutical Wholesale segment and is aligned into two reportable segments: United States and International. See Note 15 Segment reporting for additional information on the segments.

WBA Q2 2021 Form 10-Q	10

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. Certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation. See Note 2 Discontinued operations for further information.

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented.

Note 2 . Discontinued operations

On January 6, 2021, the Company entered into the Share Purchase Agreement with AmerisourceBergen. Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen will purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of AmerisourceBergen common stock. Alliance Healthcare’s investment in China and Italy and its operations in Germany are not part of the Transaction. The Company's retail pharmacy international operations in The Netherlands, Norway and Lithuania are part of the Transaction. The Transaction is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals. The Company will account for the Transaction as a business disposition and is expected to close by end of fiscal 2021.

The Company classified assets and liabilities of the Disposal Group as held for sale in the Consolidated Condensed Balance Sheets at the lower of cost or fair value. Depreciation and amortization ceased on assets classified as held for sale. The Company allocated goodwill to the Disposal Group using relative fair value of the Disposal Group and businesses retained within the respective reporting units. The assets and liabilities and operating results of the Disposal Group are reported as discontinued operations, for all periods presented, as the disposition reflects a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.

Results of discontinued operations were as follows (in millions):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	$5,243	$4,948	$10,570	$9,835
Cost of sales	4,713	4,452	9,530	8,853
Gross profit	530	496	1,039	982
Selling, general and administrative expense	401	399	816	792
Operating income from discontinued operations	129	97	223	190
Other income (expense), net	(9)	(8)	(15)	(17)
Earnings before income tax – discontinued operations	120	89	208	173
Income tax provision	16	11	24	21
Post tax earnings (loss) from other equity method investments	3	3	10	7
Net earnings from discontinued operations	$107	$81	$194	$160

Sales from the Disposal Group to the Company's continuing operations are not eliminated and aggregate to (in millions):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	$456	$463	$914	$923

WBA Q2 2021 Form 10-Q	11

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents cash flows from operating and investing activities for discontinued operations (in millions):

	Six months ended
	February 28, 2021	February 29, 2020
Cash used in operating activities - discontinued operations	$(138)	$(115)
Cash used for investing activities - discontinued operations	(31)	(27)

Asset and liabilities of discontinued operations were as follows (in millions):

	February 28, 2021	August 31, 2020
Cash and cash equivalents	$68	$47
Accounts receivable, net	3,507	3,022
Inventories	1,771	1,534
Other current assets	339	376
Property, plant and equipment, net	894	—
Goodwill and intangibles	4,058	—
Other assets	202	—
Assets of discontinued operations - current	$10,839	$4,979
Property, plant and equipment, net	$—	$816
Goodwill and intangibles	—	3,936
Other non-current assets	—	230
Assets of discontinued operations - non-current[1]	$—	$4,983
Short term debt	$341	$273
Trade accounts payables	4,704	4,313
Accrued expenses and other liabilities	723	746
Income taxes	10	14
Deferred income taxes	135	—
Other liabilities	315	—
Liabilities of discontinued operations - current	$6,228	$5,347
Deferred income taxes	$—	$131
Other non-current liabilities	—	280
Liabilities of discontinued operations - non-current[1]	$—	$412

1 Assets and liabilities of Disposal Group are presented as current, in the current period, as the Company expects to complete the Transaction within one year.

See Note 6 Equity method investments and Note 17 Related parties for more information on the Company's equity method investment in AmerisourceBergen and its continuing involvement.

WBA Q2 2021 Form 10-Q	12

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3. Acquisitions

iA acquisition
On December 29, 2020, the Company acquired a majority equity interest in Innovation Associates, Inc. for a cash consideration of $451 million. Innovation Associates, Inc. is a leading-edge provider of software enabled automation solutions for retail, hospital and federal healthcare and mail-order pharmacy markets. The Company accounted for this acquisition as a business combination and consolidates Innovation Associates, Inc. within the United States segment in its financial statements. Considering the contractual terms related to the noncontrolling interest, it is classified as redeemable noncontrolling interest in the Consolidated Condensed Balance Sheets. See Note 19 Supplemental information for more details on redeemable noncontrolling interest. The goodwill arising from this acquisition reflects the expected operational synergies and cost savings to be derived as a result of this acquisition.

As of February 28, 2021, the Company had not completed the analysis to determine the fair value of the consideration paid or to assign fair values to all tangible and intangible assets acquired, and therefore the purchase price allocation has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in changes. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified.

The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase Price Allocation:
Total Consideration	$477
Identifiable assets acquired and liabilities assumed
Tangible assets	$58
Developed technology and other intangibles	202
Liabilities	(74)
Total identifiable net assets	$186
Non-controlling interest	$103
Goodwill	$394

Pro forma net earnings and sales of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. The acquisition did not have a material impact on net earnings or sales of the Company for the three and six months ended February 28, 2021 and February 29, 2020.

Pharmaceutical Wholesale business in Germany
On November 1, 2020, the Company and McKesson Corporation closed a transaction to form a combined pharmaceutical wholesale business in Germany, as part of a strategic alliance. The Company owns a 70% controlling equity interest in the combined business which is consolidated by the Company and reported within the International segment in its financial statements. The Company accounted for this acquisition as a business combination involving noncash purchase consideration of $296 million consisting of the issuance of an equity interest in the combined business.

As of February 28, 2021, the Company had not completed the analysis to determine the fair value of the consideration paid or to assign fair values to all tangible and intangible assets acquired, and therefore the purchase price allocation has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in changes. These changes may relate to finalization of the fair value of the purchase consideration consisting of the issuance of an equity interest in the combined business and the allocation of purchase consideration and the fair value assigned to all tangible and intangible assets acquired and identified.

The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

WBA Q2 2021 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Purchase Price Allocation:
Total Consideration	$323
Identifiable assets acquired and liabilities assumed
Accounts receivable, cash and other assets	$583
Inventories	470
Property, plant and equipment	125
Short term debt	(296)
Trade accounts payable, accrued expenses and other liabilities	(374)
Other noncurrent liabilities	(197)
Total identifiable net assets	$311
Goodwill	$12

A noncontrolling interest was recognized based on its proportionate interest in the identifiable net assets of the combined business. The difference between the carrying amount of the non-controlling interest and the fair value of the consideration in the business combination is recognized as additional paid in capital. Considering the contractual terms related to the noncontrolling interest, it is classified as redeemable noncontrolling interest in the Consolidated Condensed Balance Sheets. See Note 19 Supplemental information for more details on redeemable noncontrolling interest.

The following table represents supplemental unaudited condensed pro forma consolidated sales for the three and six months ended February 28, 2021 and February 29, 2020, respectively as if the acquisition had occurred at the beginning of each period. The unaudited condensed pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition occurred at the beginning of the periods presented or results which may occur in the future.

	Three months ended		Six months ended
(in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	$32,779	$32,787	$65,261	$64,172

Actual sales for the three and six months ended February 28, 2021 included in the Consolidated Statement of Earnings are as follows:

(in millions)	Three months ended February 28, 2021	Six months ended February 28, 2021
Sales	$1,523	$2,039

Pro forma net earnings of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory primarily in the United States for the aggregate purchase price of $28 million and $66 million during the three and six months ended February 28, 2021, respectively and $60 million and $140 million during the three and six months ended February 29, 2020, respectively.

Note 4. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company continues to expect to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 from continuing operations, after excluding amounts related to the Disposal Group.

WBA Q2 2021 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on the two reportable segments and the Company’s Corporate and global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores, including current plans to exit approximately 200 Boots stores in the United Kingdom (“UK”) and approximately 250 stores in the United States (“U.S.”).

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its GAAP financial results in continuing operations of approximately $2.1 billion to $2.3 billion, subject to approval pending close of the Pharmaceutical Wholesale Transaction, of which $1.8 billion to $2.0 billion are expected to be recorded as exit and disposal activities. In addition to these impacts, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of non-cash transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard that became effective on September 1, 2019.

Since the inception of the Transformational Cost Management Program to February 28, 2021, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $1.2 billion, which were primarily recorded within selling, general and administrative expenses. These charges included $271 million related to lease obligations and other real estate costs, $231 million in asset impairments, $519 million in employee severance and business transition costs and $142 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three and six months ended February 28, 2021 and February 29, 2020 were as follows (in millions):

Three months ended February 28, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$18	$—	$—	$18
Asset impairment	1	3	—	4
Employee severance and business transition costs	99	6	17	122
Information technology transformation and other exit costs	4	7	—	11
Total pre-tax exit and disposal charges	$122	$16	$17	$154

Six months ended February 28, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$40	$—	$—	$40
Asset impairments	5	—	—	5
Employee severance and business transition costs	111	34	29	174
Information technology transformation and other exit costs	14	2	—	15
Total pre-tax exit and disposal costs	$170	$36	$29	$235

WBA Q2 2021 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended February 29, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$9	$1	$—	$10
Asset impairment	3	—	—	3
Employee severance and business transition costs	34	32	6	71
Information technology transformation and other exit costs	1	7	13	21
Total pre-tax exit and disposal charges	$47	$40	$18	$105

Six months ended February 29, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$10	$3	$—	$13
Asset impairments	11	3	—	14
Employee severance and business transition costs	65	34	7	106
Information technology transformation and other exit costs	9	10	13	31
Total pre-tax exit and disposal costs	$95	$50	$20	$164

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2020	$19	$—	$166	$14	$199
Costs	40	5	174	15	235
Payments	(36)	—	(135)	(22)	(193)
Other	(6)	(5)	(3)	(3)	(17)
Currency	1	—	3	(1)	3
Balance at February 28, 2021	$19	$—	$206	$3	$228

Store Optimization Program
On October 24, 2017, the Company’s Board of Directors approved a plan to implement a program (the “Store Optimization Program”) to optimize store locations through the planned closure of approximately 600 stores and related assets within the Company’s United States segment upon completion of the acquisition of certain stores and related assets from Rite Aid. The Company closed 769 stores and related assets. The actions under the Store Optimization Program commenced in March 2018 and were completed in the fourth quarter of fiscal 2020.

Costs related to the Store Optimization Program for the three and six months ended February 29, 2020 were $18 million and $21 million for lease obligation and other real estate costs and $12 million and $18 million for employee severance and other exit costs, respectively. The liabilities related to the Store Optimization Program as of February 28, 2021 and February 29, 2020 were not material.

WBA Q2 2021 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5. Leases

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

Supplemental balance sheet information related to leases were as follows (in millions):

Balance Sheet supplemental information:	February 28, 2021	August 31, 2020
Operating Leases:
Operating lease right-of-use assets	$21,908	$21,453

Operating lease obligations - current	2,360	2,358
Operating lease obligations - non-current	22,134	21,765
Total operating lease obligations	$24,494	$24,123
Finance Leases:
Right-of-use assets included in:
Property, plant and equipment, net	$750	$766
Lease obligations included in:
Accrued expenses and other liabilities	27	31
Other non-current liabilities	1,007	1,013
Total finance lease obligations	$1,034	$1,044
Supplemental income statement information related to leases were as follows (in millions):

	Three months ended		Six months ended
Income Statement supplemental information:	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Operating lease cost
Fixed	$818	$820	$1,606	$1,631
Variable [1]	159	206	319	424
Finance lease cost
Amortization	$11	$10	$22	$18
Interest	13	13	26	27
Sublease income	21	16	41	31
Gains on sale-leaseback transactions[2]	95	63	187	140

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded within selling, general and administrative expenses.

WBA Q2 2021 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Other supplemental information related to leases were as follows (in millions):

	Six months ended
Other Supplemental Information:	February 28, 2021	February 29, 2020
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$1,702	$1,657
Operating cash flows from finance leases	24	24
Financing cash flows from finance leases	20	21
Total	$1,746	$1,702
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,492	$1,284
Finance leases	—	59
Total	$1,492	$1,343

Average lease term and discount rate as of February 28, 2021 and August 31, 2020 were as follows:

Weighted average terms and discount rates:	February 28, 2021	August 31, 2020
Weighted average remaining lease term in years:
Operating leases	10.6	10.7
Finance leases	20.6	20.6

Weighted average discount rate:
Operating leases	4.95%	4.97%
Finance leases	5.17%	5.14%

The aggregate future lease payments for operating and finance leases as of February 28, 2021 were as follows (in millions):

Future lease payments:
Fiscal year	Finance lease	Operating lease
2021 (Remaining period)	$45	$1,729
2022	89	3,378
2023	88	3,264
2024	88	3,135
2025	87	2,998
2026	87	2,862
Later	1,147	14,039
Total undiscounted minimum lease payments	$1,631	$31,405
Less: Present value discount	(597)	(6,911)
Lease liability	$1,034	$24,494

WBA Q2 2021 Form 10-Q	18

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Equity method investments

Equity method investments as of February 28, 2021 and August 31, 2020, were as follows (in millions, except percentages):

	February 28, 2021		August 31, 2020
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$4,121	28%	$5,446	28%
Others	2,081	8% - 50%	1,758	8% - 50%
Total	$6,202		$7,204

AmerisourceBergen investment
As of February 28, 2021 and August 31, 2020, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 28% of its outstanding common stock, based on the most recent share count publicly reported by AmerisourceBergen. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings (loss) attributable to the Company’s investment being classified within the operating income of its United States segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings (loss) from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. During the six months ended February 28, 2021, the Company recognized equity losses in AmerisourceBergen of $1,293 million, which included a loss of $1,373 million recognized during the three months ended November 30, 2020. These equity losses were primarily due to AmerisourceBergen recognition of $5.6 billion, net of tax, charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at February 28, 2021 was $5.8 billion. As of February 28, 2021, the Company’s investment in AmerisourceBergen carrying value exceeded its proportionate share of the net assets of AmerisourceBergen by $3.9 billion. This premium of $3.9 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen pursuant to which AmerisourceBergen will purchase the majority of the Company's pharmaceutical wholesale operations. See Note 2 Discontinued operations for additional information.

Other investments
The Company’s other equity method investments include its investments in U.S. which include VillageMD, BrightSpring Health Services (previously PharMerica Corporation), Shields Health Solutions and Option Care Health and the Company's China investments in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd, Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Company Limited.

The Company reported $13 million of post-tax equity earnings and $12 million of post-tax equity earnings from other equity method investments, including equity method investments classified as operating, for the three months ended February 28, 2021 and February 29, 2020, respectively. The Company reported $29 million of post-tax equity earnings and $1 million of post-tax equity losses from other equity method investments, including equity method investments classified as operating, for the six months ended February 28, 2021 and February 29, 2020, respectively.

During the three months ended February 28, 2021, the Company recorded a gain of $191 million in Other income due to a partial sale of its equity method investment in Option Care Health.

During the three months ended February 28, 2021, the Company made an additional investment of $750 million in VillageMD of which $250 million is recorded as an equity method investment and $500 million is recorded as an investment in convertible debt securities within Other non-current assets.

WBA Q2 2021 Form 10-Q	19

Summarized financial information
Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Statements of earnings (loss) (in millions)

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	$59,425	$53,482	$115,527	$104,610
Gross profit	2,672	2,182	5,089	4,224
Net earnings (loss)	486	249	(4,329)	356
Share of earnings (loss) from equity method investments	94	40	(1,264)	40

The summarized financial information for equity method investments has been included on an aggregated basis for all investments as reported for the three and six months ended February 28, 2021 and February 29, 2020, respectively.

Note 7. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value.

Based on the analysis completed during fiscal 2020, as of June 1, 2020 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 4% to approximately 239% excluding Boots reporting unit for which the excess of fair value over carrying amount was nominal due to an impairment charge recognized during the three months ended May 31, 2020. Other international reporting unit's fair value was in excess of its carrying value by approximately 4%. The fair values of the indefinite-lived trade name intangibles within the Boots reporting unit exceeded their carrying value amounts ranging from approximately 4% to approximately 31%, except for certain Boots trade name assets impaired during the three months ended May 31, 2020 and pharmacy licenses impairment during the year end August 31, 2019. As of February 28, 2021, the carrying values of goodwill were $1.1 billion and $0.4 billion for the Boots reporting unit and Other international reporting unit, respectively. As of February 28, 2021, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $7.6 billion.

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions including the business and financial performance of the Company’s reporting units, as well as how such performance may be impacted by COVID-19.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, including the impact of COVID-19, could have a significant impact on either the fair value of the reporting units and indefinite-lived intangibles, the amount of any goodwill and indefinite-lived intangible impairment charges, or both. These estimates can be affected by a number of factors including, but not limited to, the impact of COVID-19, its severity, duration and its impact on global economies, general economic conditions as well as our profitability. The Company will continue to monitor these potential impacts, including the impact of COVID-19 and economic, industry and market trends and the impact these may have on the Boots and Other international reporting units.

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

Goodwill rollforward:	United States	International	Walgreens Boots Alliance, Inc.
August 31, 2020	$10,553	$1,460	$12,013
Acquisitions	394	12	406
Currency translation adjustments	—	51	51
February 28, 2021	$10,947	$1,521	$12,468

WBA Q2 2021 Form 10-Q	20

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets	February 28, 2021	August 31, 2020
Gross amortizable intangible assets
Customer relationships and loyalty card holders[1]	$3,570	$3,502
Trade names and trademarks	364	348
Purchasing and payer contracts	337	337
Non-compete agreements and others	62	60
Total gross amortizable intangible assets	$4,333	$4,247

Accumulated amortization
Customer relationships and loyalty card holders[1]	$1,234	$1,089
Trade names and trademarks	215	196
Purchasing and payer contracts	125	95
Non-compete agreements and others	27	26
Total accumulated amortization	1,601	1,406
Total amortizable intangible assets, net	$2,732	$2,841

Indefinite-lived intangible assets
Trade names and trademarks	$5,626	$5,203
Pharmacy licenses	2,127	2,028
Total indefinite-lived intangible assets	$7,753	$7,231

Total intangible assets, net	$10,486	$10,072
1Includes purchased prescription files.

Amortization expense for intangible assets was $114 million and $208 million for the three and six months ended February 28, 2021, respectively, and $98 million and $197 million for the three and six months ended February 29, 2020, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at February 28, 2021 is as follows (in millions):

	2022	2023	2024	2025	2026
Estimated annual amortization expense	$419	$308	$290	$257	$239

Note 8. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

WBA Q2 2021 Form 10-Q	21

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2021	August 31, 2020
Short-term debt
Commercial paper	$2,710	$1,517
Credit facilities	1,024	1,071
£700 million note issuance [1]
2.875% unsecured Pound sterling notes due 2020	—	533
$8 billion note issuance [1]
3.300% unsecured notes due 2021	1,249	—
Other [2]	178	144
Total short-term debt	$5,161	$3,265

Long-term debt
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	$497	$497
4.100% unsecured notes due 2050	990	990
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,892	1,891
4.650% unsecured notes due 2046	591	591
$8 billion note issuance [1]
3.300% unsecured notes due 2021	—	1,248
3.800% unsecured notes due 2024	1,994	1,993
4.500% unsecured notes due 2034	496	496
4.800% unsecured notes due 2044	1,493	1,493
£700 million note issuance [1]
3.600% unsecured Pound sterling notes due 2025	417	398
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	906	891
$4 billion note issuance [3]
3.100% unsecured notes due 2022	1,198	1,198
4.400% unsecured notes due 2042	493	493
Other [4]	31	24
Total long-term debt, less current portion	$10,998	$12,203

1Notes are unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding. On October 20, 2020, the Company redeemed in full the £400 million aggregate principal amount outstanding of its 2.875% unsecured Pound sterling notes due 2020 issued by the Company on November 20, 2014.
2Other short-term debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
3Notes are senior debt obligations of Walgreen Co. and rank equally with all other unsecured and unsubordinated indebtedness of Walgreen Co. On December 31, 2014, the Company fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of the Company and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company.
4Other long-term debt represents a mix of fixed and variable rate debt in various currencies with various maturities.

WBA Q2 2021 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
$1.5 Billion Note Issuance
On April 15, 2020, the Company issued, in an underwritten public offering, $0.5 billion of 3.20% notes due 2030 and $1.0 billion of 4.10% notes due 2050. Total issuance costs relating to the notes, including underwriting discounts and offering expenses were $13 million.

Credit facilities

December 23, 2020 Revolving Credit Agreement
On December 23, 2020, the Company entered into a $1.25 billion senior unsecured 364-day revolving credit agreement and a $2.25 billion senior unsecured 18-month revolving credit facility, with a swing line subfacility commitment amount of $350 million, with designated borrowers from time to time party thereto and lenders from time to time party thereto. The 364-Day Facility’s termination date is the earlier of (i) 364 days from December 23, 2020, the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 364-Day Facility pursuant to the 2020 Revolving Credit Agreement. The 18-Month Facility’s termination date is the earlier of (i) 18 months from the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 18-Month Facility pursuant to the 2020 Revolving Credit Agreement. As of February 28, 2021, there were $100 million borrowings outstanding under the 2020 Revolving Credit Agreement.

April 7, 2020 Revolving Credit Agreement
On April 7, 2020, the Company and with WBA Financial Services Limited, a private limited company incorporated under the laws of England and Wales (“WBAFSL”), as co-borrowers, entered into a $500 million revolving credit agreement (the “April 7, 2020 Revolving Credit Agreement”) with the lenders from time to time party thereto. The April 7, 2020 Revolving Credit Agreement is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) 364-days from April 7, 2020 and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the April 7, 2020 Revolving Credit Agreement. The Company and WBAFSL are co-borrowers under the April 7, 2020 Revolving Credit Agreement. Pursuant to the terms of the April 7, 2020 Revolving Credit Agreement, the Company provides a guarantee of any obligations of WBAFSL under the April 7, 2020 Revolving Credit Agreement. This revolving credit agreement was terminated in full on December 23, 2020.

April 2020 Revolving Bilateral and Club Credit Agreements
The Company entered into a $750 million revolving credit agreement on April 1, 2020 (the “April 2020 Revolving Bilateral Credit Agreement”) and a $1.325 billion revolving credit agreement on April 2, 2020 (the “April 2020 Revolving Club Credit Agreement” and together with the April 2020 Revolving Bilateral Credit Agreement, the “Other April 2020 Revolving Credit Agreements”) with the lenders from time to time party thereto. Each of the Other April 2020 Revolving Credit Agreements is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) March 31, 2021 (which date shall be shortened pursuant to the terms of the applicable Other April 2020 Revolving Credit Agreement if the Company does not extend the maturity date of certain of its existing credit agreements or enter into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the applicable Other April 2020 Revolving Credit Agreement) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable Other April 2020 Revolving Credit Agreement. This revolving credit agreement was terminated in full on December 23, 2020.

August 2019 Revolving Credit Agreements
On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. This revolving credit agreement was terminated in full on December 23, 2020.

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

WBA Q2 2021 Form 10-Q	23

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
party thereto and Mizuho, as administrative agent. The Extension Agreement extended the Maturity Date (as defined in the January 2019 364-Day Revolving Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020. The January 2019 364 Day Revolving Credit Agreement was partially terminated on December 23, 2020. The January 2019 364-Day Revolving Credit Agreement was partially terminated in accordance with its terms and conditions, reducing the amount available to $0.5 billion as of December 23, 2020, concurrently with the execution of the 2020 Revolving Credit Agreement described above.

A&R December 2018 Credit Agreement
On December 5, 2018, the Company entered into a $1.0 billion term loan credit agreement with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “December 2018 Credit Agreement”) to permit the Company to borrow, repay and reborrow amounts borrowed thereunder prior to the maturity date. On April 2, 2020, the Company amended and restated the December 2018 Credit Agreement (such credit agreement as so amended and restated, the “A&R December 2018 Credit Agreement”). The A&R December 2018 Credit Agreement governs a $2.0 billion senior unsecured revolving credit facility, consisting of the initial $1.0 billion senior unsecured revolving facility previously governed by the December 2018 Credit Agreement and a new $1.0 billion senior unsecured revolving credit facility. The facility termination date is the earlier of (a) January 29, 2021 (which date shall be extended to February 26, 2021 or July 31, 2021 pursuant to the terms of the A&R December 2018 Credit Agreement if the Company extends the maturity date of certain of its existing credit agreements or enters into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the A&R December 2018 Credit Agreement ) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the A&R December 2018 Credit Agreement. The A&R December 2018 Credit Agreement was further amended on December 23, 2020 whereby the new facility was terminated in full and the existing facility matured in January 2021.

Amended November 2018 Credit Agreement
On November 30, 2018, the Company entered into a $1.0 billion credit agreement, consisting of a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility, with the lenders from time to time party thereto, on March 25, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “November 2018 Credit Agreement”) reflecting certain changes to the borrowing notice provisions thereto. On April 2, 2020, the Company entered into a second amendment to the November 2018 Credit Agreement (such credit agreement as so further amended, the “Amended November 2018 Credit Agreement”) which amendment became effective as of May 29, 2020. As of May 29, 2020, the $500 million revolving credit facility portion of the November 2018 Credit Agreement was converted into a term loan facility, such that the Amended November 2018 Credit Agreement consists of a $1.0 billion senior unsecured term loan facility. The facility termination date is the earlier of (a) May 29, 2021 and (b) the date of acceleration of all loans under the Amended November 2018 Credit Agreement pursuant to its terms. As of February 28, 2021, there were $925 million of borrowings outstanding under the Amended November 2018 Credit Agreement.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of February 28, 2021, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities also contain various other customary covenants.

WBA Q2 2021 Form 10-Q	24

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily U.S. commercial paper outstanding of $2.2 billion and $3.0 billion at a weighted average interest rate of 0.51% and 2.42% for the six months ended February 28, 2021 and February 29, 2020, respectively. A subsidiary of the Company had average daily commercial paper outstanding, which was issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program, of £300 million or approximately $418 million at a weighted average interest rate of 0.43% for the six months ended February 28, 2021. The subsidiary's repayment obligations are guaranteed by the Company.

Interest
Interest paid by the Company was $301 million and $337 million for the six months ended February 28, 2021 and February 29, 2020, respectively.

Note 9. Financial instruments

The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks. The Company has non-U.S. dollar denominated net investments and uses foreign currency denominated financial instruments, specifically foreign currency derivatives and foreign currency denominated debt, to hedge its foreign currency risk.

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

February 28, 2021	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$1,000	$7	Other non-current assets
Foreign currency forwards	40	2	Other non-current liabilities
Cross currency interest rate swaps	977	42	Other non-current liabilities
Foreign currency forwards	551	14	Other current liabilities
Cross currency interest rate swaps	163	13	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$741	$11	Other current assets
Foreign currency forwards	2,870	41	Other current liabilities
Total return swap	237	4	Other current liabilities

August 31, 2020	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$722	$16	Other non-current assets
Foreign currency forwards	100	1	Other current assets
Cross currency interest rate swaps	50	—	Other current assets
Foreign currency forwards	49	1	Other non-current liabilities
Cross currency interest rate swaps	318	13	Other non-current liabilities
Interest rate swaps	1,000	10	Other non-current liabilities
Foreign currency forwards	671	23	Other current liabilities
Cross currency interest rate swaps	103	3	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$1,930	$19	Other current assets
Foreign currency forwards	2,934	56	Other current liabilities
Total return swap	205	1	Other current liabilities

WBA Q2 2021 Form 10-Q	25

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
Cash flow hedges
The Company uses interest rate swaps to hedge the variability in forecasted cash flows of certain floating-rate debt. For qualifying cash flow hedges, changes in the fair value of the derivatives are recorded in accumulated other comprehensive income (loss) and released to the Consolidated Statements of Earnings when the hedged cash flows affect earnings.
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

		Three months ended		Six months ended
	Location in Consolidated Condensed Statements of Earnings	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Foreign currency forwards	Selling, general and administrative expenses	$(95)	$13	$(124)	$(61)
Total return swap	Selling, general and administrative expenses	16	—	29	—
Foreign currency forwards	Other income (expense)	7	(7)	(1)	4

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

Note 10. Fair value measurements

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

WBA Q2 2021 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$337	$337	$—	$—
Investments in equity securities[2]	13	13	—	—
Investments in debt securities[3]	520	—	—	520
Foreign currency forwards[4]	11	—	11	—
Interest rate swaps[5]	7	—	7	—
Warrants	2	—	2	—
Liabilities:
Foreign currency forwards[4]	$58	$—	$58	$—
Cross currency interest rate swaps[5]	56	—	56	—
Total return swap	4	—	4	—

	August 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds[1]	$6	$6	$—	$—
Investments in equity securities[2]	1	1	—	—
Foreign currency forwards[4]	20	—	20	—
Cross currency interest rate swaps[5]	16	—	16	—
Liabilities:
Foreign currency forwards[4]	$80	$—	$80	$—
Cross currency interest rate swaps[5]	16	—	16	—
Interest rate swaps[5]	10	—	10	—
Total return swap	1	—	1	—

1Money market funds are valued at the closing price reported by the fund sponsor.
2Fair values of quoted investments are based on current bid prices as of February 28, 2021 and August 31, 2020.
3Level 3 debt securities are valued using standard valuation techniques based on income and market approach.
4The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 9 Financial instruments, for additional information.
5The fair value of cross currency interest rate swaps and interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 9 Financial instruments, for additional information.

There were no transfers between Levels for the three and six months ended February 28, 2021.

As of February 28, 2021, the carrying amounts and estimated fair values of long-term notes outstanding including the current portion were $12.2 billion and $13.3 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the February 28, 2021 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of February 28, 2021. See Note 8 Debt, for further information.

The carrying values of the Company's commercial paper, credit facilities, accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

WBA Q2 2021 Form 10-Q	27

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 11. Commitments and contingencies

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.)) The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. A motion to dismiss a consolidated class action complaint filed on August 17, 2015 was granted in part and denied in part on September 30, 2016. The court granted plaintiff’s motion for class certification on March 29, 2018 and plaintiff filed a first amended complaint on December 19, 2018. A motion to dismiss the first amended complaint was granted in part and denied in part on September 23, 2019. Fact discovery and expert discovery have concluded. Motions for summary judgment were filed on March 5, 2021.

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

WBA Q2 2021 Form 10-Q	28

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
amended complaint on April 15, 2019. The Company filed an answer and affirmative defenses, discovery commenced, and the Court granted plaintiffs' motion for class certification. In October and December 2020, two separate purported Rite Aid Shareholders filed lawsuits in the same court as the M.D. Pa. action opting out of the class in the M.D. Pa. action making nearly identical allegations as those in the M.D. Pa. action (the “Direct Actions”). On December 24, 2020, the parties to the Direct Actions filed a joint stipulation to stay the Direct Actions until the earlier of (a) 30 days after the entry of an order resolving any pre-trial dispositive motions in the M.D. Pa. action, or (b) 30 days after the entry of an order of final approval of any settlement of the M.D. Pa. action. The court so ordered the joint stipulation on December 28, 2020.

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

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-md-2804), is pending in the U.S. District Court for the Northern District of Ohio ("N.D. Ohio"). The Company is involved in the following MDL bellwether cases: (1) two consolidated cases in N.D. Ohio (County of Summit, Ohio, et al. v. Purdue Pharma L.P., et al., Case No. 18-op-45090; County of Cuyahoga, Ohio, et al. v. Purdue Pharma L.P., Case No. 18-op-45004), previously scheduled for trial in November 2020 but postponed indefinitely; (2) one remanded to the U. S. District Court for the Eastern District of Oklahoma (The Cherokee Nation v. McKesson Corp., et al., Case No. 18-CV-00056-RAW-SPS); (3) one remanded to the U. S. District Court for the Northern District of California (City and County of San Francisco, et al. v. Purdue Pharma L.P., et al., Case No. 3:18-cv-07591-CRB), originally scheduled for trial in October 2021, but recently rescheduled for December 2021; and (4) two additional consolidated cases in N.D. Ohio (County of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; County of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079), initially scheduled for trial in May 2021 but recently continued until October 2021.

The Company also has been named as a defendant in numerous lawsuits brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in New Mexico (State of New Mexico, ex rel. Hector Balderas, Attorney General v. Purdue Pharma L.P., et al., Case No. D-101-cv-2017-02541, First Judicial District Court, Santa Fe County, New Mexico - September 2022); West Virginia (In re: Opioid Litigation, Circuit Court of Kanawha County, West Virginia, Civil Action No. 19-C-9000 - November 2021); Missouri (Jefferson County, Missouri v. Dannie E. Williams, M.D., et al., Cause No. 20JE-CC00029, Twenty-Third Judicial Circuit, Jefferson County, Missouri - June 2022); Maryland (Anne Arundel County, Maryland v. Purdue Pharma L.P., et al., Case No. C-02-cv-18-000021, Circuit Court for Anne Arundel County, Maryland - December 2021); Florida (State of Florida, Office of the Attorney General, Department of Legal Affairs v. Purdue Pharma L.P., et al., Case No. 2018-CA-001438, Sixth Judicial Circuit in and for Pasco County, Florida - April 2022); Nevada (State of Nevada v. McKesson Corporation, et al., Case No. A-19-796755-B, Eighth Judicial District Court, Clark County, Nevada - April 2022); Michigan (State of Michigan, ex rel. Dana Nessel, Attorney General v. Cardinal Health, Inc., Case No. 19-016896-NZ, Circuit Court for Wayne County, Michigan – October 2022); and Alabama (The DCH Health Care Authority, et al. v. Purdue Pharma LP, et al., Cause No. CV-2019-000007.00, Circuit Court of Conecuh County, Alabama – May 2022). In two consolidated cases in New York state court (County of Suffolk v. Purdue Pharma L.P., et al., Index No. 400001/2017; County of Nassau v. Purdue Pharma L.P., et al., Index No. 400008/2017, Supreme Court of the State of New York, Suffolk County, New York) the court has indicated that a jury selection process may begin in June 2021.

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

Note 12. Income taxes

The effective tax rate for the three months ended February 28, 2021 was 4.4%, compared to 14.8% for the three months ended February 29, 2020. The decrease in the effective tax rate for the three months ended February 28, 2021 was primarily due to

WBA Q2 2021 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
discrete tax benefits recorded from the reduction of a valuation allowance on net deferred tax assets and tax benefits from internal restructuring.

The effective tax rate for the six months ended February 28, 2021 was a benefit of 48.6%, primarily due to the discrete tax effect of equity losses in AmerisourceBergen. The effective tax rate for the six months ended February 29, 2020 was an expense of 9.5%, primarily due to discrete tax benefits recorded from the reduction of a valuation allowance on net deferred tax assets.

Income taxes paid for the six months ended February 28, 2021 were $175 million, compared to $592 million for the six months ended February 29, 2020.

During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $110 million due to anticipated U.S. federal income tax audit settlements.

During the three months ended February 28, 2021, the Company recognized an increase in uncertain tax benefits, resulting in a reduction in deferred tax asset for capital loss carryforwards and corresponding valuation allowance.

Note 13. Retirement benefits

The Company sponsors several retirement plans, including defined benefit plans, defined contribution plans and a postretirement health plan.

Defined benefit pension plans (non-U.S. plans)
The Company has various defined benefit pension plans outside the U.S. The principal defined benefit pension plan is the Boots Pension Plan (the “Boots Plan”), which covers certain employees in the UK. The Boots Plan is a funded final salary defined benefit plan providing pensions and death benefits to members. The Boots Plan was closed to future accrual effective July 1, 2010, with pensions calculated based on salaries up until that date. The Boots Plan is governed by a trustee board, which is independent of the Company. The plan is subject to a full funding actuarial valuation on a triennial basis.

Components of net periodic pension costs (income) for the defined benefit pension plans (in millions):

		Three months ended		Six months ended
	Location in Consolidated Condensed Statements of Earnings	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Service costs	Selling, general and administrative expenses	$2	$—	$3	$1
Interest costs	Other income	35	36	68	72
Expected returns on plan assets/other	Other income	(83)	(73)	(163)	(144)
Total net periodic pension costs (income)		$(47)	$(36)	$(92)	$(72)

The Company made cash contributions to its defined benefit pension plans of $19 million for the six months ended February 28, 2021, which primarily related to committed payments. The Company plans to contribute an additional $20 million to its defined benefit pension plans in fiscal 2021.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $55 million and $112 million for the three and six months ended February 28, 2021, respectively, compared to an expense of $55 million and $113 million for the three and six months ended February 29, 2020, respectively.

WBA Q2 2021 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company also has certain contract based defined contribution arrangements. The principal one is UK based to which both the Company and participating employees contribute. The cost recognized for the three and six months ended February 28, 2021 was $26 million and $52 million, respectively, compared to a cost of $27 million and $54 million in the three and six months ended February 29, 2020, respectively.

Note 14. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (“AOCI”) by component and net of tax for the three and six months ended February 28, 2021 and February 29, 2020 (in millions):

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2020	$(736)	$(27)	$(41)	$(5)	$(2,873)	$(3,682)
Other comprehensive income (loss) before reclassification adjustments	(1)	10	(65)	13	402	359
Amounts reclassified from AOCI	(2)	1	—	—	2	1
Tax benefit (provision)	1	(3)	16	2	—	16
Net change in other comprehensive income (loss)	(2)	9	(49)	15	404	376
Balance at February 28, 2021	$(739)	$(18)	$(90)	$10	$(2,469)	$(3,306)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2020	$(748)	$(31)	$(34)	$(10)	$(2,948)	$(3,771)
Other comprehensive income (loss) before reclassification adjustments	16	14	(80)	19	474	444
Amounts reclassified from AOCI	(4)	3	—	—	5	4
Tax benefit (provision)	(3)	(4)	24	1	—	17
Net change in other comprehensive income (loss)	9	13	(56)	20	479	465
Balance at February 28, 2021	$(739)	$(18)	$(90)	$10	$(2,469)	$(3,306)

WBA Q2 2021 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2019	$(55)	$(24)	$14	$(5)	$(3,242)	$(3,313)
Other comprehensive income (loss) before reclassification adjustments	4	—	27	6	(121)	(84)
Amounts reclassified from AOCI	(3)	1	—	—	—	(2)
Tax benefit (provision)	(2)	—	(7)	(2)	3	(8)
Net change in other comprehensive income (loss)	(1)	1	21	4	(119)	(94)
Balance at February 29, 2020	$(57)	$(24)	$34	$(1)	$(3,360)	$(3,407)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges[1]	Net investment hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2019	$(48)	$(24)	$55	$3	$(3,884)	$(3,897)
Other comprehensive income (loss) before reclassification adjustments	(8)	(1)	(28)	(5)	520	479
Amounts reclassified from AOCI	(1)	3	—	—	—	2
Tax benefit (provision)	(1)	(1)	7	—	3	9
Net change in other comprehensive income (loss)	(9)	1	(21)	(5)	524	490
Balance at February 29, 2020	$(57)	$(24)	$34	$(1)	$(3,360)	$(3,407)

Note 15. Segment reporting

On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen. Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen will purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe. The majority of the Disposal Group was previously included in the Pharmaceutical Wholesale segment. Effective as of the second quarter of fiscal year 2021, the Company no longer has the Pharmaceutical Wholesale segment and is aligned into two reportable segments: United States and International. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s operating segments. The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included.

United States
The Company's United States segment includes the Walgreens business which includes the operations of retail drugstores, health and wellness services, and mail and central specialty pharmacy services, and its equity method investment in AmerisourceBergen. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

International
The Company's International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and pharmaceutical wholesaling and distribution business in Germany. Pharmacy-led health and beauty retail businesses include Boots branded stores in the UK, the Republic of Ireland and Thailand, the Benavides brand in Mexico and the Ahumada brand

WBA Q2 2021 Form 10-Q	32

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
in Chile. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products.

The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in the “Corporate and Other” column.

The following table reflects results of operations of the Company's reportable segments (in millions):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales:
United States	$27,344	$27,245	$54,507	$53,377
International	5,425	4,091	9,709	7,870
Corporate and Other[1]	10	—	—	—
Walgreens Boots Alliance, Inc.	$32,779	$31,336	$64,217	$61,247
Adjusted Operating income:
United States	$1,163	$1,422	$2,318	$2,725
International	146	203	232	290
Corporate and Other	(83)	(43)	(129)	(89)
Walgreens Boots Alliance, Inc.	$1,225	$1,582	$2,422	$2,926
1 Includes certain eliminations.

The following table reconciles adjusted operating income to operating income (in millions):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Adjusted operating income	$1,225	$1,582	$2,422	$2,926
Adjustments to equity earnings (loss) in AmerisourceBergen	(45)	(73)	(1,526)	(152)
Transformational cost management	(178)	(118)	(278)	(198)
Acquisition-related amortization	(114)	(98)	(209)	(197)
Certain legal and regulatory accruals and settlements	(60)	—	(60)	—
LIFO provision	(2)	(28)	(35)	(61)
Acquisition-related costs	5	(99)	(16)	(223)
Store optimization	—	(30)	—	(39)
Operating income	$832	$1,136	$298	$2,057

WBA Q2 2021 Form 10-Q	33

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
United States
Pharmacy	$20,494	$19,901	$41,363	$39,606
Retail	6,850	7,344	13,144	13,772
Total	27,344	27,245	54,507	53,377

International
Pharmacy	938	923	1,833	1,821
Retail	1,632	1,981	3,154	3,677
Wholesale	2,855	1,187	4,722	2,372
Total	5,425	4,091	9,709	7,870

Corporate and Other[1]	10	—	—	—
Walgreens Boots Alliance, Inc.	$32,779	$31,336	$64,217	$61,247

1 Includes certain eliminations.

Contract balances with customers
Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example the Company’s myWalgreens and Boots Advantage Card loyalty programs. Under such programs, customers earn reward points on purchases for redemption at a later date. See Note 19 Supplemental information, for further information on receivables from contracts with customers.

Note 17. Related parties

The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations. Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Related party transactions with AmerisourceBergen (in millions):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Purchases, net	$15,062	$14,932	$30,503	$29,408

	February 28, 2021	August 31, 2020
Trade accounts payable, net	$6,839	$6,390

See Note 2 Discontinued operations for further information.

WBA Q2 2021 Form 10-Q	34

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. New accounting pronouncements

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

Investments - equity securities
In April 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825). This extensive ASU provides clarifications for three topics related to financial instruments accounting, some of which apply to the Company. For example, this ASU clarifies the disclosure requirements that apply to equity securities without a readily determinable fair value for which the measurement alternative is elected. The Company adopted the new standard effective September 1, 2020 and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

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

WBA Q2 2021 Form 10-Q	35

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

Effects of reference rate reform on financial reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to above ASU to clarify certain optional expedients in Topic 848. The ASUs can be adopted no later than December 1, 2022 with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

Investments — equity securities; Investments — equity method and joint ventures; Derivatives and hedging
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022). The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

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

Note 19. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $3.5 billion and $3.0 billion at February 28, 2021 and August 31, 2020, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see Note 17 Related parties), were $1.4 billion and $1.1 billion at February 28, 2021 and August 31, 2020, respectively.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

WBA Q2 2021 Form 10-Q	36

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Depreciation expense	$346	$359	$690	$702
Intangible asset and other amortization	114	98	208	197
Total depreciation and amortization expense	$460	$457	$897	$898

Accumulated depreciation and amortization on property, plant and equipment was $12.7 billion at February 28, 2021 and $12.1 billion at August 31, 2020.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of February 28, 2021 and August 31, 2020 (in millions):

	February 28, 2021	August 31, 2020
Cash and cash equivalents - continuing operations	$1,030	$469
Cash and cash equivalents - discontinued operations	68	47
Restricted cash - continuing operations (included in other current assets)	87	62
Restricted cash - discontinued operations	126	168
Cash, cash equivalents and restricted cash	$1,311	$746

Redeemable noncontrolling interest
The redeemable noncontrolling interest balance as of February 28, 2021 was $309 million due to acquisitions during the six months period ended February 28, 2021. See Note 3 Acquisitions for further details.

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 17.1 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation as of February 28, 2021 compared to 18.7 million as of February 29, 2020.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2021	2020
November	$0.4675	$0.4575
February	$0.4675	$0.4575
	$0.9350	$0.9150

WBA Q2 2021 Form 10-Q	37

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

Certain amounts in the management's discussion and analysis of financial condition and results of operations may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and six months ended February 28, 2021 and February 29, 2020.

INTRODUCTION AND SEGMENTS

Walgreens Boots Alliance, Inc. and its subsidiaries (“Walgreens Boots Alliance”) is a global leader in retail pharmacy. Its operations are conducted through two reportable segments:
•United States; and
•International

See Note 15 Segment reporting and Note 16 Sales to the Consolidated Condensed Financial Statements for further information.

RECENT DEVELOPMENTS

Pharmaceutical Wholesale Transaction
On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen. Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen will purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of AmerisourceBergen common stock. Alliance Healthcare’s investment in China and Italy and its operations in Germany are not part of the Transaction. The Company's retail pharmacy international operations in The Netherlands, Norway and Lithuania are part of the Transaction. The Transaction is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals. The Company will account for the Transaction as a business disposition and is expected to close by end of fiscal 2021.

The Disposal Group met the criteria to be reported as discontinued operations. Therefore, the related assets, liabilities and operating results of the Disposal Group are reported as discontinued operations for all periods presented.

In connection with the Transaction, the Company and AmerisourceBergen also agreed to a (i) three-year extension through 2029 of the U.S. pharmaceutical distribution agreement pursuant to which branded and generic pharmaceutical products are sourced from AmerisourceBergen in the U.S., (ii) a three-year extension of the agreement, that provides AmerisourceBergen the ability to access generics pharmaceutical products through Walgreens Boots Alliance Development GmbH, the Company’s global sourcing enterprise, (iii) a distribution agreement pursuant to which AmerisourceBergen will supply branded and generic pharmaceutical products to the Company’s Boots UK business following the closing of the Transaction and (iv) explore a series of strategic initiatives designed to create incremental growth and efficiencies in sourcing, logistics and distribution.

See Note 2 Discontinued operations to the Consolidated Condensed Financial Statements for additional information.

VillageMD investment
On January 6, 2021, the Company and VillageMD announced that the Company had accelerated its investment in VillageMD to support the opening of 600 to 700 Village Medical at Walgreens primary care clinics in more than 30 U.S. markets within the next four years, with the intent to build hundreds more thereafter.

WBA Q2 2021 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
In July 2020, the Company and VillageMD announced an expansion of their partnership and the intent to open 500 to 700 clinics over a five-year period, supported by the Company’s investment in VillageMD over three years of $1.0 billion in equity and convertible debt, which included an initial $250 million equity investment. The Company completed the remaining $750 million investment during the three months ended February 28, 2021, which allows the Company to increase the minimum number of clinics to 600 and expand the rollout at a faster pace.

iA acquisition
On December 29, 2020, the Company acquired a majority equity interest in Innovation Associates, Inc. for a cash consideration of $451 million. Innovation Associates, Inc. is a leading-edge provider of software enabled automation solutions for retail, hospital and federal healthcare and mail-order pharmacy markets. The Company accounted for this acquisition as a business combination and consolidates Innovation Associates, Inc. within the United States segment in its financial statements. See Note 3 Acquisitions to the Consolidated Condensed Financial Statements for further information. Considering the contractual terms related to the remaining noncontrolling interest, it is classified as redeemable noncontrolling interest in the Consolidated Condensed Balance Sheets. See Note 19 Supplemental information for more details on redeemable noncontrolling interest. The goodwill arising from this acquisition reflects the expected operational synergies and cost savings to be derived as a result of this acquisition.

Pharmaceutical Wholesale business in Germany
On November 1, 2020, the Company and McKesson Corporation closed a transaction to form a combined pharmaceutical wholesale business in Germany, as part of a strategic alliance. The Company owns a 70% controlling equity interest in the combined business which is consolidated by the Company and reported within the International segment in its financial statements. The Company accounted for this acquisition as a business combination involving noncash purchase consideration of $296 million consisting of the issuance of an equity interest in the combined business. See Note 3 Acquisitions to the Consolidated Condensed Financial Statements for further information.

FACTORS AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of the COVID-19 pandemic (“COVID-19”) on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payer and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws, including U.S. tax law changes; changes in trade, tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes in general economic conditions in the markets in which the Company operates. These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

Estimated COVID-19 impacts and uncertainties
COVID-19 has severely impacted, and is expected to continue to impact, the economies of the U.S., the UK and other countries around the world. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, all of which have adversely affected and may continue to adversely affect our industries and our business operations. Further, financial and credit markets have experienced and may again experience volatility. Policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, temporary closure or reduced hours of operation of certain store locations in U.S., the UK and other countries, reduced customer traffic and sales in our retail pharmacies and the adoption of work-from-home policies.

COVID-19 continued to affect global economic conditions during the three months ended February 28, 2021. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business. As COVID-19 impacts the economies of the U.S., the UK and other countries around the world, the Company has put preparedness plans in place at our facilities to maintain continuity of our operations, while also taking steps to keep our team members healthy and safe.

WBA Q2 2021 Form 10-Q	39

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
During the three months ended February 28, 2021, we experienced certain adverse impacts of COVID-19. Sales were negatively impacted mainly within the United States segment driven by low level of flu incidences as social distancing measures continued to remain in place across the U.S. as well as globally due to lockdowns in the UK. The Company took measures to keep stores open, incurring incremental selling, general and administrative expenses to safeguard store environments as well as preparing for the rollout of mass vaccinations. The Company also took certain actions during the three months ended February 28, 2021 to partly mitigate the impact of COVID-19 through cost containment across the Company including reducing rent at some locations and decreasing store hours. However, operating income was significantly and adversely impacted during the three months ended February 28, 2021 as a result of COVID-19.

In response to COVID-19, various domestic and foreign federal, state and local governmental legislation, regulations, orders, policies and initiatives have been implemented that are designed to reduce the transmission of COVID-19, as well as to help address economic and market volatility and instability resulting from COVID-19. The Company has assessed and will continue to assess the impact of these governmental actions on the Company. It has participated in certain of these programs, including for example availing itself to certain tax deferrals which were introduced by the CARES Act in the U.S. and certain tax deferral and benefit and employee wage support in the UK, and may continue to do so in the future.

The Company continues to play a critical role in fighting the COVID-19 pandemic. To continue to work with customers and manage through the pandemic, the Company launched a new COVID-19 testing program for businesses in fiscal 2020. Since the launch of the program, the Company has administered more than 5 million COVID-19 tests in the U.S. and supported more than 2.6 million in the UK. The Company has worked with the Centers for Disease Control and Prevention (“CDC”), U.S. Department of Health and Human Services (“HHS”) and the U.S. government to help administer COVID-19 vaccines to high priority groups, including long-term care facility residents and staff. As of March to date, the U.S. has provided more than 8 million COVID-19 vaccinations, including more than 4 million in March. More than 59,000 immunizers have been trained. Boots UK has worked closely with the National Health Service (“NHS”) to launch 25 major vaccination hubs at Boots stores.

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

The potential impacts of Brexit
As a result of a referendum in June 2016, the UK withdrew from the European Union (“Brexit”) on January 31, 2020. It began a transition period in which to negotiate a new trading relationship for goods and services that ended on December 31, 2020. On December 24, 2020, the EU and UK agreed to a trade deal with no tariffs nor quotas on products, regulatory and customs cooperation mechanisms as well as provisions ensuring a level playing field for open and fair competition. Given the lack of comparable precedent, it is uncertain what financial, trade, regulatory and legal implications the agreed Brexit trade deal will have on our business, particularly our UK and other European operations; however, Brexit and its related effects could have a material adverse impact on the Company’s consolidated financial position and results of operations.

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company continues to expect to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 from continuing operations, after excluding amounts related to the Disposal Group.

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

WBA Q2 2021 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Management Program focus on all reportable segments and the Company’s corporate and global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores including current plans to close approximately 200 Boots stores in the UK and approximately 250 stores in the U.S.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its generally accepted accounting principles in the U.S. (“GAAP”) financial results of approximately $2.1 billion to $2.3 billion, subject to approval pending close of the Pharmaceutical Wholesale Transaction, of which $1.8 billion to $2.0 billion are expected to be recorded as exit and disposal activities. The Company estimates that approximately 85% of the cumulative pre-tax charges will be associated with cash expenditures, primarily related to employee severance and business transition costs, IT transformation costs and lease and real estate payments.

The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results in continuing operations related to Transformational Cost Management Program as follows:

Transformational Cost Management Program Activities	Range of Charges[3]
Lease obligations and other real estate costs[1]	$450 to 500 million
Asset impairments[2]	$275 to 300 million
Employee severance and business transition costs	$800 to 850 million
Information technology transformation and other exit costs	$275 to 300 million
Total cumulative pre-tax exit and disposal costs	$1.8 to 2.0 billion
Other IT transformation costs	$300 to 350 million
Total estimated pre-tax costs	$2.1 to 2.3 billion
1Includes impairments relating to operating lease right-of-use and finance lease assets.
2Primarily related to asset write-offs from store closures and other asset write-offs.
3Subject to approval pending close of the Pharmaceutical Wholesale Transaction.

In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) on September 1, 2019.

Since the inception of the Transformational Cost Management Program to February 28, 2021, the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $1.3 billion, of which $1.2 billion are recorded as exit and disposal activities. See Note 4 Exit and disposal activities, for additional information. These charges included $271 million related to lease obligations and other real estate costs, $231 million in asset impairments, $519 million in employee severance and business transition costs, $142 million of information technology transformation and other exit costs and $160 million other IT costs.

Costs from continuing operations under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses for the three and six months ended February 28, 2021 and February 29, 2020, were as follows (in millions):

Three months ended February 28, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$18	$—	$—	$18
Asset impairments	1	3	—	4
Employee severance and business transition costs	99	6	17	122
Information technology transformation and other exit costs	4	7	—	11
Total pre-tax exit and disposal costs	$122	$16	$17	$154
Other IT transformation costs	18	5	—	23
Total pre-tax costs	$140	$21	$17	$178

WBA Q2 2021 Form 10-Q	41

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Six months ended February 28, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$40	$—	$—	$40
Asset impairment	5	—	—	5
Employee severance and business transition costs	111	34	29	174
Information technology transformation and other exit costs	14	2	—	15
Total pre-tax exit and disposal charges	$170	$36	$29	$235
Other IT transformation costs	31	11	—	43
Total pre-tax charges	$201	$47	$30	$278

Three months ended February 29, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$9	$1	$—	$10
Asset impairments	3	—	—	3
Employee severance and business transition costs	34	32	6	71
Information technology transformation and other exit costs	1	7	13	21
Total pre-tax exit and disposal costs	$47	$40	$18	$105
Other IT transformation costs	9	4	—	13
Total pre-tax costs	$56	$44	$18	$118

Six months ended February 29, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$10	$3	$—	$13
Asset impairment	11	3	—	14
Employee severance and business transition costs	65	34	7	106
Information technology transformation and other exit costs	9	10	13	31
Total pre-tax exit and disposal charges	$95	$50	$20	$164
Other IT transformation costs	26	7	—	33
Total pre-tax charges	$121	$57	$20	$198

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary note regarding forward-looking statements” below.

INVESTMENT IN AMERISOURCEBERGEN
As of February 28, 2021, the Company owned 56,854,867 shares of AmerisourceBergen common stock (representing approximately 28% of its outstanding common stock based on most recent share count publicly reported by AmerisourceBergen) and may, subject to certain conditions, acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market.

The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings (loss) attributable to the investment classified within the operating income of the Company’s United States segment. During the six months ended February 28, 2021, the Company recognized equity losses in AmerisourceBergen of $1,293 million, which included a loss of $1,373 million recognized during the three months ended November 30, 2020. These equity losses were primarily due to AmerisourceBergen recognition of $5.6 billion, net of tax, charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.

WBA Q2 2021 Form 10-Q	42

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen pursuant to which AmerisourceBergen will purchase the majority of the Company's pharmaceutical wholesale operations, among other assets, for $6.275 billion in cash (subject to customary purchase price adjustments) and 2 million shares of common stock of AmerisourceBergen. See Recent developments above and Note 2 Discontinued operations to the Consolidated Condensed Financial Statements for additional information.

The financial performance of AmerisourceBergen will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. These considerations may materially and adversely affect the Company’s financial condition and results of operations.

For more information, see Note 6 Equity method investments to the Consolidated Condensed Financial Statements.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	$32,779	$31,336	$64,217	$61,247
Gross profit	6,781	7,017	13,411	13,794
Selling, general and administrative expenses	6,029	5,909	11,820	11,778
Equity earnings (loss) in AmerisourceBergen	80	28	(1,293)	41
Operating income	832	1,136	298	2,057
Adjusted operating income (Non-GAAP measure)[1]	1,225	1,582	2,422	2,926
Earnings before interest and income tax provision	1,083	1,164	611	2,121
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	922	867	531	1,636
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)[1]	1,095	1,246	2,043	2,367
Diluted net earnings per common share - continuing operations (GAAP)	1.06	0.98	0.61	1.84
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)[1]	1.26	1.41	2.36	2.66

WBA Q2 2021 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	4.6	3.3	4.8	2.1
Gross profit	(3.4)	(3.6)	(2.8)	(4.5)
Selling, general and administrative expenses	2.0	1.3	0.4	0.5
Operating income	(26.8)	(25.5)	(85.5)	(27.5)
Adjusted operating income (Non-GAAP measure)[1]	(22.5)	(13.5)	(17.2)	(15.2)
Earnings before interest and income tax provision	(7.0)	(24.8)	(71.2)	(26.5)
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	6.3	(25.6)	(67.5)	(26.3)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)[1]	(12.1)	(13.2)	(13.7)	(13.5)
Diluted net earnings per common share - continuing operations (GAAP)	8.7	(21.8)	(66.7)	(22.0)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)[1]	(10.1)	(8.8)	(11.4)	(8.4)

	Percent to sales
	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Gross margin	20.7	22.4	20.9	22.5
Selling, general and administrative expenses	18.4	18.9	18.4	19.2

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings from continuing operations
Net earnings attributable to the Company for the three months ended February 28, 2021 was $922 million compared to net earnings of $867 million for the prior year quarter. Diluted net earnings per share was $1.06 compared to diluted net earnings per share of $0.98 for the prior year quarter. The increases in net earnings and diluted net earnings per share reflecting a gain from the partial sale of its equity method investment in Option Care Health, and a lower effective tax rate driven by discrete items, partly offset by decline in operating income.

Net earnings attributable to the Company for the six months ended February 28, 2021 was $531 million compared to net earnings of $1.6 billion for the prior year period. Diluted net earnings per share was $0.61 compared to diluted net earnings per share of $1.84 for the prior year period. The decreases in net earnings and diluted net earnings per share are primarily due to the charges reflected in the Company's equity earnings (loss) in AmerisourceBergen.

Other income for the three months ended February 28, 2021 was $251 million compared to income of $28 million for the prior year quarter, primarily reflect $191 million in Other income due to a partial sale of the Company's equity method investment in Option Care Health. Other income for the six months ended February 28, 2021 was $313 million compared to income of $64 million for the prior year period.

Interest was a net expense of $137 million and $272 million for the three and six months ended February 28, 2021, respectively, compared to $156 million and $315 million for the three and six months ended February 29, 2020, respectively.

WBA Q2 2021 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The effective tax rate for the three months ended February 28, 2021 was 4.4%, compared to 14.8% for the three months ended February 29, 2020. The decrease in the effective tax rate for the three months ended February 28, 2021 was primarily due to discrete tax benefits recorded from the reduction of a valuation allowance on net deferred tax assets and tax benefits from internal restructuring. The effective tax rate for the six months ended February 28, 2021 was a benefit of 48.6%, primarily due to the discrete tax effect of equity losses in AmerisourceBergen. The effective tax rate for the six months ended February 29, 2020 was an expense of 9.5%, primarily due to discrete tax benefits recorded from the reduction of a valuation allowance on net deferred tax assets.

Adjusted net earnings from continuing operations (Non-GAAP measure)
Adjusted net earnings attributable to the Company for the three months ended February 28, 2021 decreased 12.1% compared with the prior year quarter to $1.1 billion. Adjusted diluted net earnings per share decreased 10.1% compared with the year-ago quarter to $1.26. Adjusted diluted net earnings and adjusted diluted net earnings per share were both positively impacted by 0.7 percentage points, respectively, as a result of currency translation.

The decreases in adjusted net earnings and adjusted diluted net earnings per share for the three months ended February 28, 2021 primarily reflect COVID-19 impacts and lower U.S. pharmacy reimbursement, partially offset by cost savings from the Transformational Cost Management Program, U.S. pharmacy procurement savings and lower effective tax rate. Adjusted diluted net earnings per share for the three months ended February 28, 2021 benefited from a lower number of shares outstanding compared with the prior year quarter. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Adjusted net earnings attributable to the Company for the six months ended February 28, 2021 decreased 13.7% compared with the prior year period to $2.0 billion. Adjusted diluted net earnings per share decreased compared with the year-ago period 11.4% to $2.36. Adjusted diluted net earnings and adjusted diluted net earnings per share were both positively impacted by 0.6 percentage points as a result of currency translation.

The decreases in adjusted net earnings and adjusted diluted net earnings per share for the six months ended February 28, 2021 primarily reflect COVID-19 impacts and lower U.S. pharmacy reimbursement, partially offset by cost savings from the Transformational Cost Management Program, U.S. pharmacy procurement savings and U.S. retail gross margin. Adjusted diluted net earnings per share for the six months ended February 28, 2021 benefited from a lower number of shares outstanding compared with the prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

RESULTS OF OPERATIONS BY SEGMENT

United States
The Company's United States segment includes the Walgreens business which includes the operations of retail drugstores, health and wellness services, and mail and central specialty pharmacy services, and its equity method investment in AmerisourceBergen. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

WBA Q2 2021 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	$27,344	$27,245	$54,507	$53,377
Gross profit	5,702	5,827	11,341	11,541
Selling, general and administrative expenses	4,954	4,796	9,723	9,605
Equity earnings (loss) in AmerisourceBergen	80	28	(1,293)	41
Operating income	828	1,059	324	1,977
Adjusted operating income (Non-GAAP measure)[1]	1,163	1,422	2,318	2,725
Number of prescriptions[2]	195.3	213.3	399.8	426.3
30-day equivalent prescriptions[2,3]	288.5	296.8	585.8	590.9
Number of locations at period end	8,993	9,165	8,993	9,165

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	0.4	3.8	2.1	2.7
Gross profit	(2.2)	(4.4)	(1.7)	(4.8)
Selling, general and administrative expenses	3.3	(0.3)	1.2	(0.1)
Operating income	(21.8)	(22.5)	(83.6)	(25.0)
Adjusted operating income (Non-GAAP measure)[1]	(18.2)	(11.4)	(14.9)	(12.9)

Comparable sales[4]	2.0	2.7	2.8	2.2
Pharmacy sales	3.0	5.3	4.4	4.1
Comparable pharmacy sales[4]	4.5	3.7	4.8	3.1
Retail sales	(6.6)	(0.3)	(4.6)	(1.2)
Comparable retail sales[4]	(3.5)	0.6	(1.7)	0.1
Comparable number of prescription[2,4]	(6.9)	2.0	(4.7)	1.0
Comparable 30-day equivalent prescriptions[2,3,4]	(1.1)	4.9	0.7	3.8

	Percent to sales
	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Gross margin	20.9	21.4	20.8	21.6
Selling, general and administrative expenses	18.1	17.6	17.8	18.0

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

WBA Q2 2021 Form 10-Q	46

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

Sales for the three months ended February 28, 2021 and February 29, 2020
The United States segment's sales for the three months ended February 28, 2021 increased 0.4% compared with the year-ago quarter to $27.3 billion. Sales in comparable stores increased 2.0% compared with the year-ago quarter. Comparable store data has been adjusted to remove the effects of February 29, 2020 due to the leap year.

Pharmacy sales increased 3.0% for the three months ended February 28, 2021 and represented 74.9% of the segment’s sales. The increase is primarily due to higher brand inflation and specialty sales partially offset by COVID-19 prescription volume impact and pharmacy reimbursement. In the year-ago quarter, pharmacy sales increased 5.3% and represented 73.0% of the segment’s sales. Comparable pharmacy sales increased 4.5% for the three months ended February 28, 2021 compared to increase of 3.7% in the year-ago quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.3% in the three months ended February 28, 2021 compared to a reduction of 2.7% in the year-ago quarter. The effect of generics mix on segment sales caused a reduction of 0.2% for the three months ended February 28, 2021 compared to a reduction of 1.8% for the year-ago quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.5% of prescription sales for the three months ended February 28, 2021 compared to 97.1% in the year-ago quarter. The total number of prescriptions filled for the three months ended February 28, 2021 was 195.3 million compared to 213.3 million in the year-ago quarter. Prescriptions filled adjusted to 30-day equivalents were 288.5 million in the three months ended February 28, 2021 compared to 296.8 million in the year-ago quarter.

Retail sales for the three months ended February 28, 2021 decreased 6.6%, including the impact of the store closures, and were 25.1% of the segment’s sales. In the year-ago quarter, retail sales decreased 0.3% and comprised 27.0% of the segment’s sales. Comparable retail sales decreased 3.5% in the three months ended February 28, 2021 compared to increase of 0.6% in the year-ago quarter. The decrease in the current quarter is driven by weaker cough, cold and flu season and decline in beauty partially offset by increase of health and wellness categories excluding cough, cold and flu.

Operating income for the three months ended February 28, 2021 and February 29, 2020
The United States segment’s operating income for the three months ended February 28, 2021 decreased 21.8% to $828 million including $80 million from the Company’s share of equity earnings in AmerisourceBergen. The decrease was primarily due to COVID-19 impacts and pharmacy reimbursement pressure partially offset by savings from Transformational Cost Management program and pharmacy procurement.

Gross margin was 20.9% for the three months ended February 28, 2021 compared to 21.4% in the year-ago quarter. Gross margin was negatively impacted in the current quarter by reimbursement pressure including product mix partially offset by higher retail margin.

Selling, general and administrative expenses as a percentage of sales were 18.1% in the three months ended February 28, 2021 compared to 17.6% in the year-ago quarter. As a percentage of sales, expenses were higher in the current quarter primarily due to costs related to Transformational Cost Management Program and incremental COVID-19 costs, including vaccines and testing, partially offset by savings from Transformational Cost Management Program.

Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2021 and February 29, 2020
The United States segment’s adjusted operating income, which included $125 million from the Company’s share of adjusted earnings in AmerisourceBergen, was $1.2 billion for the three months ended February 28, 2021, a decrease of 18.2% from the year-ago quarter. The decrease was due to COVID-19 related impacts and pharmacy reimbursement pressure, partly offset by

WBA Q2 2021 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
cost savings from the Transformational Cost Management Program and pharmacy procurement. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 28, 2021 and February 29, 2020
The United States segment’s sales for the six months ended February 28, 2021 increased 2.1% compared with the year-ago period to $54.5 billion. Sales in comparable stores increased 2.8% compared with the year-ago period.

Pharmacy sales increased 4.4% for the six months ended February 28, 2021 and represented 75.9% of the segment’s sales. The increase is primarily due to higher brand and generic inflation, specialty pharmacy and lower generic utilization partially offset by COVID-19 prescription volume impact and reimbursement pressure. In the year-ago period, pharmacy sales increased 4.1% and represented 74.2% of the segment’s sales. Comparable pharmacy sales increased 4.8% for the six months ended February 28, 2021 compared to increase of 3.1% in the year-ago period. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.3% in the six months ended February 28, 2021 compared to a reduction of 2.6% in the year-ago period. The effect of generics mix on segment sales caused a reduction of 0.2% for the six months ended February 28, 2021 compared to a reduction of 1.8% for the year-ago period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.5% of prescription sales for the six months ended February 28, 2021 compared to 97.0% in the year-ago period. The total number of prescriptions (including immunizations) filled for the six months ended February 28, 2021 was 399.8 million compared to 426.3 million in the year-ago period. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 585.8 million in the six months ended February 28, 2021 compared to 590.9 million in the year-ago period.

Retail sales for the six months ended February 28, 2021 decreased 4.6% and were 24.1% of the segment’s sales. In the year-ago period, retail sales decreased 1.2% and comprised 25.8% of the segment’s sales. Comparable retail sales decreased 1.7% in the six months ended February 28, 2021 compared to increase of 0.1% in the year-ago period. The decrease in the current period was driven by beauty and personal care categories.

Operating income for the six months ended February 28, 2021 and February 29, 2020
The United States segment’s operating income for the six months ended February 28, 2021 decreased 83.6% compared to the year-ago period to $324 million, including a loss of $1,293 million from the Company’s share of equity earnings in AmerisourceBergen. Excluding the Company's share of equity earnings in AmerisourceBergen, the decrease was primarily due to pharmacy reimbursement pressure and COVID-19 impacts.

Gross margin was 20.8% for the six months ended February 28, 2021 compared to 21.6% in the year-ago period. Gross margin was negatively impacted in the current fiscal year by pharmacy margins, which includes adverse impact of specialty partially offset by higher retail margin.

Selling, general and administrative expenses as a percentage of sales were 17.8% in the six months ended February 28, 2021 compared to 18.0% in the year-ago period. As a percentage of sales, expenses were lower in the current period primarily due to savings related to the Transformational Cost Management Program and gains on sale-leaseback transactions partially offset by COVID-19 related expenses, including vaccines and testing, and higher investments.

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2021 and February 29, 2020
The United States segment’s adjusted operating income was $2.3 billion for the six months ended February 28, 2021, a decrease of 14.9% from the year-ago period. The decrease was primarily due to lower pharmacy margin which were negatively impacted by reimbursement pressure and COVID-19 impacts partially offset by pharmacy procurement. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2021 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
International
The Company's International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and pharmaceutical wholesaling and distribution business in Germany. Pharmacy-led health and beauty retail businesses include Boots branded stores in the UK, the Republic of Ireland and Thailand, the Benavides brand in Mexico and the Ahumada brand in Chile. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products.

The International segment operates in currencies other than the U.S. dollar, including the British pound sterling, Euro, Chilean peso and Mexican peso and therefore the segment’s results are impacted by movements in foreign currency exchange rates. See Item 3, “Quantitative and qualitative disclosure about market risk, foreign currency exchange rate risk”, for further information on currency risk.

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	$5,425	$4,091	$9,709	$7,870
Gross profit	1,079	1,188	2,069	2,252
Selling, general and administrative expenses	973	1,048	1,925	2,060
Operating income	106	140	145	191
Adjusted operating income (Non-GAAP measure)[1]	146	203	232	290

Number of locations at period end	4,123	4,300	4,123	4,300

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	32.6	0.1	23.4	(1.9)
Gross profit	(9.2)	0.5	(8.1)	(2.7)
Selling, general and administrative expenses	(7.2)	6.3	(6.6)	1.2
Operating income	(24.0)	(28.7)	(24.3)	(31.2)
Adjusted operating income (Non-GAAP measure)[1]	(28.3)	(22.4)	(20.0)	(27.0)

Comparable sales in constant currency[2]	(8.4)	(2.2)	(6.2)	(1.8)
Pharmacy sales	1.6	1.5	0.7	(1.1)
Comparable pharmacy sales in constant currency[2]	4.6	1.3	4.2	1.0
Retail sales	(17.6)	(2.0)	(14.2)	(4.0)
Comparable retail sales in constant currency[2]	(15.3)	(3.8)	(12.0)	(3.2)

	Percent to sales
	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Gross margin	19.9	29.0	21.3	28.6
Selling, general and administrative expenses	17.9	25.6	19.8	26.2

WBA Q2 2021 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Comparable sales in constant currency are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. Comparable sales in constant currency exclude wholesale sales. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency refer to total sales, pharmacy sales and retail sales, respectively. Comparable retail sales in constant currency for previous periods have been restated to include e-commerce sales. The method of calculating comparable sales in constant currency varies across the retail industry. As a result, our method of calculating comparable sales in constant currency may not be the same as other retailers’ methods. The Company presents certain information related to current period operating results in “constant currency,” which is a non-GAAP financial measure. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency exclude the effects of fluctuations in foreign currency exchange rates. See “--Non-GAAP Measures.”

Sales for the three months ended February 28, 2021 and February 29, 2020
The International segment’s sales for the three months ended February 28, 2021 increased 32.6% from the year-ago quarter to $5.4 billion, resulting from an increase from the Company’s combined wholesale and distribution business in Germany which were consolidated as of November 2020. The adverse impact of currency translation was 8.7 percentage points. Comparable sales, which exclude pharmaceutical wholesale sales in Germany, decreased 8.4%, mainly due to lower sales in Boots UK driven by reduction in store foot traffic from COVID-19 restrictions partially offset by growth in Mexico. Comparable store data has been adjusted to remove the effects of February 29, 2020 due to the leap year.

Pharmacy sales increased 1.6% in the three months ended February 28, 2021 and represented 17.3% of the segment’s sales. The positive impact of currency translation on pharmacy sales was 3.4 percentage points. Comparable pharmacy sales increased 4.6% from the year-ago quarter primarily due to favorable timing of National Health Service (“NHS”) reimbursement and stronger pharmacy services in the UK which mitigated the impact of lower prescription volumes in the UK, as well as growth in Mexico.

Retail sales decreased 17.6% for the three months ended February 28, 2021 and represented 30.1% of the segment’s sales. The positive impact of currency translation on retail sales was 3.2 percentage points. Comparable retail sales decreased 15.3%, from the year-ago quarter reflecting lower Boots UK retail sales driven by reduction in store foot traffic from COVID-19 restrictions, partially offset by strong performance of Boots.com.

Operating income for the three months ended February 28, 2021 and February 29, 2020
The International segment’s operating income for the three months ended February 28, 2021 was $106 million, compared to $140 million in the year-ago quarter. The decrease was primarily due to lower gross profit attributable to lower sales from COVID-19 restrictions in the UK, partly offset by decisive cost management actions and strong performance of Boots.com.

Gross profit decreased 9.2% from the year-ago quarter. Gross profit was favorably impacted by 4.2 percentage points ($50 million) of currency translation. Excluding the impact of currency translation, the decrease was primarily due to lower retail and pharmacy sales in the UK as a result of reduction in store foot traffic from COVID-19 restrictions, partly offset by the favorable timing of NHS reimbursement, as well as incremental gross profit associated with the Germany combined business.

Selling, general and administrative expenses decreased 7.2% from the year-ago quarter. Expenses were adverse impacted by 4.2 percentage points ($44 million) as a result of currency translation. Excluding the impact of currency translation, the decrease was mainly due to cost savings from the Transformational Cost Management Program and short term cost mitigation actions, partly offset by higher selling, general and administrative expenses associated with the Germany combined business. As a percentage of sales, selling, general and administrative expenses were 17.9% in the three months ended February 28, 2021 compared to 25.6% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2021 and February 29, 2020
International segment’s adjusted operating income for the three months ended February 28, 2021 decreased 28.3% to an adjusted operating income of $146 million. Adjusted operating income was positively impacted by 3.5 percentage points ($7

WBA Q2 2021 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
million) of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating loss was primarily due to lower UK sales as a result of reduction in store foot traffic from COVID-19 restrictions, partially offset by decisive cost mitigation actions and strong performance of Boots.com. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 28, 2021 and February 29, 2020
The International segment’s sales for the six months ended February 28, 2021, increased 23.4% compared to the prior year period to $9.7 billion, resulting from an increase from the Company’s combined wholesale and distribution business in Germany which were consolidated as of November 2020. Sales were favorably impacted in the period by 6.7 percentage points ($527 million) as a result of currency translation. Comparable sales in constant currency, which exclude pharmaceutical wholesale sales in Germany, decreased 6.2%, primarily due to lower retail sales in Boots UK, including COVID-19 impacts, partly offset by growth in Mexico.

Pharmacy sales increased 0.7% for the six months ended February 28, 2021 compared to the prior year period and represented 18.9% of the segment’s sales. The positive impact of currency translation on pharmacy sales in the period was 2.5 percentage points. Comparable pharmacy sales in constant currency increased 4.2% from the prior year period primarily due to timing of NHS reimbursement in the UK and pharmacy volumes in Mexico. This is partially offset by lower UK prescription volume in the UK.

Retail sales decreased 14.2% for the six months ended February 28, 2021 compared to the prior year period and represented 32.5% of the segment’s sales. The positive impact of currency translation on retail sales in the period was 2.8% percentage points. Comparable retail sales in constant currency decreased 12.0% from the prior year period reflecting lower retail sales in Boots UK, including COVID-19 impacts.

Operating income for the six months ended February 28, 2021 and February 29, 2020
The International segment’s operating income for the six months ended February 28, 2021 decreased 24.3% compared to the prior year period to $145 million. The decrease reflects lower footfall from COVID-19 restrictions, partly offset by decisive cost management actions and strong performance of Boots.com.

Gross profit decreased 8.1% from the prior year period. Gross profit in the period was favorable impacted by 3.5 percentage points ($79 million) as a result of currency translation. Excluding the impact of currency translation, the decrease was primarily due to lower retail in Boots UK, partly offset by timing of NHS reimbursement as well as incremental gross profit associated with the Germany combined business.

Selling, general and administrative expenses decreased 6.6% from the prior year period. Expenses in the period were adversely impacted by 3.3 percentage points ($69 million) as a result of currency translation. Excluding the impact of currency translation, the decrease was due to short term cost mitigation and cost savings from the Transformational Cost Management Program, partly offset by higher selling, general and administrative expenses associated with the Germany combined business. As a percentage of sales, selling, general and administrative expenses were 19.8% in the six months ended February 28, 2021 compared to 26.2% in the prior year period.

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2021 and February 29, 2020
The International segment’s adjusted operating income for the six months ended February 28, 2021 decreased 20.0% compared to the prior year period to $232 million. Adjusted operating income in the period was positively impacted by 4.0 percentage points ($12 million) as a result of currency translation. Excluding the impact of currency translation, the decrease was mainly due to the impact of lower footfall, partly offset by decisive cost management actions and strong performance of Boots.com. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

WBA Q2 2021 Form 10-Q	51

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

The Company also presents certain information related to current period operating results in “constant currency”, which is a non-GAAP financial measure. These amounts are calculated by translating current period results at the foreign currency exchange rates used in the comparable period in the prior year. The Company presents such constant currency financial information because it has significant operations outside of the U.S. reporting in currencies other than the U.S. dollar and such presentation provides a framework to assess how its business performed excluding the impact of foreign currency exchange rate fluctuations.

NON-GAAP RECONCILIATION

	(in millions)
	Three months ended February 28, 2021
	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$828	$106	$(102)	$832
Adjustments to equity earnings (loss) in AmerisourceBergen	45	—	—	45
Transformational cost management	140	21	17	178
Acquisition-related amortization	96	17	—	114
Certain legal and regulatory accruals and settlements	60	—	—	60
LIFO provision	2	—	—	2
Acquisition-related costs	(9)	2	2	(5)
Adjusted operating income (loss) (Non-GAAP measure)	$1,163	$146	$(83)	$1,225

	(in millions)
	Three months ended February 29, 2020
	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$1,059	$140	$(62)	$1,136
Adjustments to equity earnings (loss) in AmerisourceBergen	73	—	—	73
Transformational cost management	56	44	18	118
Acquisition-related amortization	79	19	—	98
LIFO provision	28	—	—	28
Acquisition-related costs	98	—	1	99
Store optimization	30	—	—	30
Adjusted operating income (loss) (Non-GAAP measure)	$1,422	$203	$(43)	$1,582

WBA Q2 2021 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	(in millions)
	Six months ended February 28, 2021
	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$324	$145	$(172)	$298
Adjustments to equity earnings (loss) in AmerisourceBergen	1,526	—	—	1,526
Transformational cost management	201	47	29	278
Acquisition-related amortization	173	36	—	209
Certain legal and regulatory accruals and settlements	60	—	—	60
LIFO provision	35	—	—	35
Acquisition-related costs	(1)	4	13	16
Adjusted operating income (loss) (Non-GAAP measure)	$2,318	$232	$(129)	$2,422

	(in millions)
	Six months ended February 29, 2020
	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$1,977	$191	$(111)	$2,057
Transformational cost management	121	57	20	198
Acquisition-related amortization	156	41	—	197
LIFO provision	61	—	—	61
Acquisition-related costs	220	1	2	223
Store optimization	39	—	—	39
Adjustments to equity earnings (loss) in AmerisourceBergen	152	—	—	152
Adjusted operating income (loss) (Non-GAAP measure)	$2,725	$290	$(89)	$2,926

WBA Q2 2021 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	$922	$867	$531	$1,636

Adjustments to operating income:
Adjustments to equity earnings (loss) in AmerisourceBergen[1]	45	73	1,526	152
Transformational cost management[2]	178	118	278	198
Acquisition-related amortization[3]	114	98	209	197
Certain legal and regulatory accruals and settlements[4]	60	—	60	—
LIFO provision[5]	2	28	35	61
Acquisition-related costs[6]	(5)	99	16	223
Store optimization[2]	—	30	—	39
Total adjustments to operating income	393	445	2,124	869

Adjustments to other income:
Net investment hedging (gain) loss[7]	(7)	7	1	(4)
Gain on sale of equity method investment[8]	(191)	—	(191)	(1)
Total adjustments to other income	(199)	6	(190)	(5)

Adjustments to income tax provision (benefit):
U.S. tax law changes[9]	—	—	—	(6)
Tax impact of adjustments[9]	(52)	(90)	(113)	(170)
Equity method non-cash tax[9]	20	1	(326)	(1)
Total adjustments to income tax provision (benefit)	(33)	(89)	(439)	(177)

Adjustments to post tax equity earnings from other equity method investments:
Adjustments to equity earnings in other equity method investments[10]	24	15	37	43
Total adjustments to post tax equity earnings from other equity method investments	24	15	37	43

Adjustments to net earnings (loss) attributable to noncontrolling interests:
Transformational cost management[2]	3	—	2	—
LIFO provision[5]	(3)	—	(6)	—
Acquisition-related amortization[3]	(12)	—	(16)	—
Total adjustments to net earnings (loss) attributable to noncontrolling interests	(13)	—	(20)	—

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)	$1,095	$1,246	$2,043	$2,367

WBA Q2 2021 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (GAAP)	$104	$79	$187	$155
Acquisition-related amortization[3]	7	19	28	38
Acquisition-related costs[6]	8	—	10	—
Transformational cost management[2]	4	5	9	11
Tax impact of adjustments[9]	(6)	(7)	(11)	(7)
Total adjustments to net earnings (loss) attributable to Walgreens Boots Alliance, Inc. - discontinued operations	$14	$17	$36	$42

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (Non-GAAP measure)	$119	$97	$223	$198

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,214	$1,343	$2,266	$2,565

Diluted net earnings per common share - continuing operations (GAAP)	$1.06	$0.98	$0.61	$1.84
Adjustments to operating income	0.45	0.50	2.45	0.98
Adjustments to other income	(0.23)	0.01	(0.22)	(0.01)
Adjustments to income tax provision (benefit)	(0.04)	(0.10)	(0.51)	(0.20)
Adjustments to equity earnings in other equity method investments[10]	0.03	0.02	0.04	0.05
Adjustments to net earnings (loss) attributable to noncontrolling interests	(0.01)	—	(0.02)	—
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)	$1.26	$1.41	$2.36	$2.66

Diluted net earnings per common share - discontinued operations (GAAP)	$0.12	$0.09	$0.22	$0.17
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. – discontinued operations	0.02	0.02	0.04	0.05
Adjusted diluted net earnings per common share - discontinued operations (Non-GAAP measure)	$0.14	$0.11	$0.26	$0.22

Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.40	$1.52	$2.62	$2.88

Weighted average common shares outstanding, diluted (in millions)	865.6	885.5	865.7	889.1

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
2Transformational Cost Management Program and Store Optimization Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within selling, general and administrative expenses. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
3Acquisition-related amortization includes amortization of acquisition-related intangible assets and inventory valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangibles assets such as customer relationships, trade names, trademarks and contract intangibles. Intangible asset amortization excluded from the

WBA Q2 2021 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
4Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within selling, general and administrative expenses.
5The company’s United States segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the United States segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the company cannot control the amounts recognized or timing of these items.
6Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities. These costs include all charges incurred on certain mergers, acquisition and divestitures related activities, for example, including costs related to integration efforts for successful merger, acquisition and divestitures activities. These charges are primarily recorded within selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the company’s current operating performance.
7Gain or loss on certain derivative instruments used as economic hedges of the company’s net investments in foreign subsidiaries. These charges are recorded within other income (expense). We do not believe this volatility related to mark-to-market adjustment on the underlying derivative instruments reflects the company’s operational performance.
8Includes significant gain on sale of equity method investment. During the three months ended February 28, 2021, the Company recorded a gain of $191 million in Other income due to a partial sale of its equity method investment in Option Care Health.
9Adjustments to income tax provision include adjustments to the GAAP basis tax provision commensurate with non-GAAP adjustments and certain discrete tax items including U.S. tax law changes and equity method non-cash tax. These charges are recorded within income tax provision (benefit).
10Adjustments to post tax equity earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the company’s non-GAAP adjustments. These charges are recorded within post tax earnings (loss) from other equity method investments. Although the company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and restricted cash were $1.3 billion (including $0.5 billion in non-U.S. jurisdictions) as of February 28, 2021, compared to $1.0 billion (including $0.4 billion in non-U.S. jurisdictions) as of February 29, 2020. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

WBA Q2 2021 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
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

Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the six months ended February 28, 2021 was $2.6 billion, compared to $2.5 billion for the prior year period. The $72.0 million increase in cash provided by operating activities reflects higher cash inflows from income taxes and trade accounts payable, partially offset by higher cash outflows from accounts receivables. Changes in income taxes, trade accounts payables, and accounts receivables are mainly driven by timing of payments and receipts.

Net cash used for investing activities was $1.4 billion for the six months ended February 28, 2021 compared to $0.6 billion for the prior year period. The $0.7 billion increase in cash provided by investing activities is primarily driven by higher cash outflows from business, investment and asset acquisitions partially offset by higher cash inflows from proceeds from sale of assets. Changes in business, investment and asset acquisitions in the period was primarily driven by acquisition in Innovation Associates and increased investment in VillageMD. Changes in proceeds from sale of assets was primarily driven by the Company’s partial sale of its equity method investment in Option Care Health. Proceeds from sale-leaseback transactions was $452 million for the six months ended February 28, 2021 compared to $333 million for the prior year period.

For the six months ended February 28, 2021, additions to property, plant and equipment were $692 million compared to $705 million in the prior year period. Capital expenditures were as follows (in millions):

	Six months ended February 28,
	2021	2020
United States	$532	$549
International	109	122
Corporate	15	5
Discontinued operations	37	28
Total	$692	$705

Significant capital expenditures primarily relate to growth initiatives and information technology projects.

Net cash used for financing activities for the six months ended February 28, 2021 was $0.6 billion, compared to $2.1 billion in the prior year period. In the six months ended February 28, 2021 there were $6.9 billion in net debt proceeds primarily from revolving credit facilities described below and commercial paper debt compared to $9.9 billion in net proceeds in the prior year period. In the six months ended February 28, 2021 there were $6.5 billion in payments of debt made primarily for revolving credit facilities and commercial paper debt compared to $10.1 billion in six months ended February 29, 2020. The Company repurchased shares totaling $110 million in the six months ended February 28, 2021 to support the needs of its employee stock plans compared to $913 million in the prior year period which also included stock repurchase program described below. Proceeds related to employee stock plans were $21 million during the six months ended February 28, 2021, compared to $28 million during the six months ended February 29, 2020. Cash dividends paid were $808 million during the six months ended February 28, 2021, compared to $857 million for the prior year period.

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

WBA Q2 2021 Form 10-Q	57

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see Item 1A, Risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

See Item 3, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of February 28, 2021. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company announced that it was suspending activities under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.
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

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily U.S. commercial paper outstanding of $2.2 billion and $3.0 billion at a weighted average interest rate of 0.51% and 2.42% for the six months ended February 28, 2021 and February 29, 2020, respectively. A subsidiary of the Company had average daily commercial paper outstanding, which was issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program, of £300 million or approximately $418 million at a weighted average interest rate of 0.43% for the six months ended February 28, 2021. The subsidiary's repayment obligations are guaranteed by the Company.

Financing actions
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. Borrowings under the August 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company's credit ratings. As of February 28, 2021, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

On November 30, 2018, the Company entered into a $1.0 billion credit agreement, consisting of a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility, with the lenders from time to time party thereto, on March 25, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “November 2018 Credit Agreement”) reflecting certain changes to the borrowing notice provisions thereto. On April 2, 2020, the Company entered into a second amendment to the November 2018 Credit Agreement (such credit agreement as so further amended, the “Amended November 2018 Credit Agreement”), which amendment became effective as of May 29, 2020. As of May 29, 2020, the $500 million revolving credit facility portion of the November 2018 Credit Agreement was converted into a term loan facility, such that the Amended November 2018 Credit Agreement consists of a $1.0 billion senior unsecured term loan facility. The facility termination date is the earlier of (a) May 29, 2021 and (b) the date of acceleration of all loans under the Amended November 2018 Credit Agreement pursuant to its terms. Borrowings under the Amended November 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 1.25% in the case of Eurocurrency rate loans and 0.125% in the case of alternative base rate loans. As of February 28, 2021, there were $925 million of borrowings outstanding under the Amended November 2018 Credit Agreement.

On December 5, 2018, the Company entered into a $1.0 billion term loan credit agreement with the lenders from time to time party thereto and, on August 9, 2019, the Company entered into an amendment to such credit agreement (such credit agreement

WBA Q2 2021 Form 10-Q	58

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
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

On August 30, 2019, the Company entered into three $500 million revolving credit agreements (together, the “August 2019 Revolving Credit Agreements” and each individually, an “August 2019 Revolving Credit Agreement”) with the lenders from time to time party thereto. Each of the August 2019 Revolving Credit Agreements are senior unsecured revolving credit facilities, with facility termination dates of the earlier of (a) 18 months following August 30, 2019, subject to extension thereof pursuant to the applicable August 2019 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable August 2019 Revolving Credit Agreement. Borrowings under each of the August 2019 Revolving Credit Agreements will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 0.95% in the case of Eurocurrency rate loans. This revolving credit agreement was terminated in full on December 23, 2020.

The Company entered into a $750 million revolving credit agreement on April 1, 2020 (the “April 2020 Revolving Bilateral Credit Agreement”) and a $1.3 billion revolving credit agreement on April 2, 2020 (the “April 2020 Revolving Club Credit Agreement” and together with the April 2020 Revolving Bilateral Credit Agreement, the “Other April 2020 Revolving Credit Agreements”) with the lenders from time to time party thereto. Each of the Other April 2020 Revolving Credit Agreements is a senior unsecured revolving credit facility, with a facility termination dates of the earlier of (a) March 31, 2021 (which date shall be shortened pursuant to the terms of the applicable Other April 2020 Revolving Credit Agreement if the Company does not extend the maturity date of certain of its existing credit agreements or enter into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the applicable April 2020 Revolving Credit Agreement) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable Other April 2020 Revolving Credit Agreement. Borrowings under the Other April 2020 Revolving Credit Agreements will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the Eurocurrency rate or the alternate base rate, plus an applicable margin of 1.25% in the case of Eurocurrency rate loans. This revolving credit agreement was terminated in full on December 23, 2020.

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

WBA Q2 2021 Form 10-Q	59

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
April 7, 2020 and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the April 7, 2020 Revolving Credit Agreement. The Company and WBAFSL are co-borrowers under the April 7, 2020 Revolving Credit Agreement. Pursuant to the terms of the April 7, 2020 Revolving Credit Agreement, the Company provides a guarantee of any obligations of WBAFSL under the April 7, 2020 Revolving Credit Agreement. Borrowings under the April 7, 2020 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the Eurocurrency rate or the alternate base rate, plus an applicable margin of 1.50% in the case of Eurocurrency rate loans. This revolving credit agreement was terminated in full on December 23, 2020.

On April 15, 2020, the Company issued in an underwritten public offering $0.5 billion of 3.20% notes due 2030 and $1.0 billion of 4.10% notes due 2050. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses were $13 million.

On October 20, 2020, the Company redeemed in full the £400 million aggregate principal amount outstanding of its 2.875% notes due 2020 issued by the Company on November 20, 2014.

On December 23, 2020, the Company entered into a $1.25 billion senior unsecured 364-day revolving credit agreement and a $2.25 billion senior unsecured 18-month revolving credit facility, with a swing line subfacility commitment amount of $350 million, with designated borrowers from time to time party thereto and lenders from time to time party thereto. The 364-Day Facility’s termination date is the earlier of (i) 364 days from December 23, 2020, the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 364-Day Facility pursuant to the 2020 Revolving Credit Agreement. The 18-Month Facility’s termination date is the earlier of (i) 18 months from the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 18-Month Facility pursuant to the 2020 Revolving Credit Agreement. As of February 28, 2021, there were $100 million borrowings outstanding under the 2020 Revolving Credit Agreement.

After the entry into the 2020 Revolving Credit Agreement and the full or partial termination of the Company’s other credit agreements as discussed herein, as of February 28, 2021, the Company had an aggregate borrowing capacity of $7.9 billion including funds already drawn.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of February 28, 2021, the Company was in compliance with all such applicable covenants.

Credit ratings
As of March 30, 2021, the credit ratings of Walgreens Boots Alliance were:

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

AmerisourceBergen relationship
As of February 28, 2021, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 28% of the outstanding common stock based on most recent share count publicly reported by AmerisourceBergen and had designated one member of AmerisourceBergen’s board of directors. As of February 28, 2021, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of

WBA Q2 2021 Form 10-Q	60

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See Note 6 Equity method investments, to the Consolidated Condensed Financial Statements for further information.

On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen pursuant to which AmerisourceBergen will purchase the majority of the Company's pharmaceutical wholesale operations, among other assets, for $6.275 billion in cash (subject to customary purchase price adjustments) and 2 million shares of common stock of AmerisourceBergen. See “Recent Developments” above and Note 2 Discontinued operations to the Consolidated Condensed Financial Statements for additional information.

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

At February 28, 2021, the Company had $10 million of guarantees outstanding and no amounts issued under letters of credit.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes, outside of the ordinary course of business, in the Company's outstanding contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended August 31, 2020.

CRITICAL ACCOUNTING POLICIES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. See Note 18 New accounting pronouncements, to the Consolidated Condensed Financial Statements for additional information.

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in Note 18 New accounting pronouncements, to the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

WBA Q2 2021 Form 10-Q	61

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
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

WBA Q2 2021 Form 10-Q	62

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

WBA Q2 2021 Form 10-Q	63

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

On March 5, 2021, the UK Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, issued an announcement on the future cessation or loss of representativeness of LIBOR benchmark settings currently published by ICE Benchmark Administration. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for 1W and 2M USD LIBOR and after June 30, 2023 for other USD LIBOR reference rates. Certain of our credit facilities provide that, under certain circumstances set forth in such credit facilities, we and the administrative agent may amend the applicable credit facility to replace LIBOR with an alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar syndicated credit facilities in the U.S. market for alternative benchmarks. Such alternative benchmark rate could include the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York

Information regarding the Company's transactions are set forth in Note 9 Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On February 28, 2021, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of February 28, 2021, by approximately $37 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in Note 6 Equity method investments, to the Consolidated Condensed Financial Statements. See “--Investment in AmerisourceBergen” above.

WBA Q2 2021 Form 10-Q	64

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Item 4. Controls and procedures

Evaluation of disclosure controls and procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended February 28, 2021 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q2 2021 Form 10-Q	65

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Part II.  Other Information

Item 1. Legal proceedings
The information in response to this item is incorporated herein by reference to Note 11 Commitments and contingencies, to the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 103 of SEC Regulation S-K requires disclosure of environmental legal proceedings with, or any such legal proceedings known to be contemplated by, a governmental authority if management reasonably believes that the proceedings involve potential monetary sanctions, exclusive of interest and costs, above the lesser of $1.0 million or 1% of the Company’s current assets. As previously disclosed, the Company has been under investigation by certain counties within the State of California for alleged noncompliance with state hazardous waste regulations. The Company has worked with state and local officials in an effort to resolve this matter. The Company executed a settlement agreement in October 2020 which includes a monetary payment and injunctive provisions, including funding of supplemental environmental projects. The total settlement value is $3.5 million. On November 16, 2020, a number of California District Attorneys submitted the signed settlement agreement and a complaint to a California state court in Alameda County (People of the State of California v. Walgreen Co., Case No. RG20081172) for review and approval. The settlement was approved by the court on December 17, 2020 and shall be in effect for three years.

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. “Risk factors” in the Walgreens Boots Alliance Annual Report on Form 10-K for the year ended August 31, 2020, which could materially affect our business, financial condition or future results.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended February 28, 2021 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program[1]
12/01/20 - 12/31/20	—	$—	—	$2,003,419,960
01/01/21 - 01/31/21	—	—	—	2,003,419,960
02/01/21 - 02/28/21	—	—	—	2,003,419,960
	—	$—	—	$2,003,419,960

1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

WBA Q2 2021 Form 10-Q	66

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
2.1	Share Purchase Agreement, dated as of January 6, 2021, by and between Walgreens Boots Alliance, Inc., and AmerisourceBergen Corporation*	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 8, 2021
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
10.1*	Walgreens Boots Alliance, Inc. 2021 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.2*	Form of Performance Share Award agreement (effective January 2021)	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.3*	Form of Stock Option Award agreement (effective January 2021)	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.4*	Form of Restricted Stock Unit Award agreement (effective January 2021)	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

10.5*	Amendment to the amended and restated Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.6	Offer Letter between Walgreens Boots Alliance, Inc. and Rosalind G. Brewer dated January 26, 2021	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2021.
10.7	Form of Amended and Restated AmerisourceBergen Shareholders Agreement, between AmerisourceBergen Corporation and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 8, 2021
10.8	Revolving Credit Agreement, dated as of December 23, 2020, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 28, 2020.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statement of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement

WBA Q2 2021 Form 10-Q	68

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: March 31, 2021	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
(Principal Financial Officer)

Dated: March 31, 2021	/s/ Heather Dixon
Heather Dixon
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

WBA Q2 2021 Form 10-Q	69