Form 10-Q
period 2021-05-31
Walgreens Boots Alliance, Inc.
filed 2021-07-01
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2021

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of June 30, 2021 was 864,987,306.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

WBA Q3 2021 Form 10-Q	2

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	May 31, 2021	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,345	$469
Accounts receivable, net	5,153	4,110
Inventories	8,333	7,917
Other current assets	680	598
Assets of discontinued operations - current (see note 2)	11,097	4,979
Total current assets	26,607	18,073
Non-current assets:
Property, plant and equipment, net	12,450	12,796
Operating lease right-of-use assets	21,874	21,453
Goodwill	12,493	12,013
Intangible assets, net	10,435	10,072
Equity method investments (see note 6)	6,778	7,204
Other non-current assets	1,282	581
Assets of discontinued operations - non-current (see note 2)	—	4,983
Total non-current assets	65,313	69,101
Total assets	$91,920	$87,174

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term debt	$7,963	$3,265
Trade accounts payable (see note 17)	11,290	10,145
Operating lease obligations	2,327	2,358
Accrued expenses and other liabilities	6,632	5,861
Income taxes	71	95
Liabilities of discontinued operations - current (see note 2)	6,191	5,347
Total current liabilities	34,475	27,070
Non-current liabilities:
Long-term debt	7,732	12,203
Operating lease obligations	22,088	21,765
Deferred income taxes	1,309	1,367
Other non-current liabilities	3,410	3,222
Liabilities of discontinued operations - non-current (see note 2)	—	412
Total non-current liabilities	34,539	38,968
Commitments and contingencies (see note 11)
Total liabilities	69,014	66,038
Redeemable noncontrolling interest	310	—

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2021 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(UNAUDITED)
(in millions, except shares and per share amounts)

	May 31, 2021	August 31, 2020
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at May 31, 2021 and August 31, 2020	12	12
Paid-in capital	10,971	10,761
Retained earnings	34,908	34,210
Accumulated other comprehensive loss	(3,180)	(3,771)
Treasury stock, at cost; 307,631,219 shares at May 31, 2021 and 306,910,099 shares at August 31, 2020	(20,610)	(20,575)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	22,101	20,637
Noncontrolling interests	495	498
Total equity	22,596	21,136
Total liabilities, redeemable noncontrolling interest and equity	$91,920	$87,174

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2021 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and nine months ended May 31, 2021
(in millions, except shares)

Three months ended May 31, 2021
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
February 28, 2021	864,394,418	$12	$(20,626)	$10,916	$(3,306)	$34,116	$514	$21,625
Net earnings (loss)	—	—	—	—	—	1,197	(24)	1,173
Other comprehensive income (loss), net of tax	—	—	—	—	127	—	4	131
Dividends declared	—	—	—	—	—	(405)	—	(405)
Treasury stock purchases	—	—	—	—	—	—	—	—
Employee stock purchase and option plans	487,981	—	16	3	—	—	—	20
Stock-based compensation	—	—	—	50	—	—	—	50
Business combination	—	—	—	—	—	—	—	—
Other	—	—	—	2	—	—	—	2
May 31, 2021	864,882,399	$12	$(20,610)	$10,971	$(3,180)	$34,908	$495	$22,596

Nine months ended May 31, 2021
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2020	865,603,519	$12	$(20,575)	$10,761	$(3,771)	$34,210	$498	$21,136
Net earnings (loss)	—	—	—	—	—	1,915	(16)	1,899
Other comprehensive income (loss), net of tax	—	—	—	—	591	—	15	607
Dividends declared	—	—	—	—	—	(1,215)	—	(1,215)
Treasury stock purchases	(3,000,000)	—	(110)	—	—	—	—	(110)
Employee stock purchase and option plans	2,278,880	—	75	(35)	—	—	—	41
Stock-based compensation	—	—	—	120	—	—	—	120
Adoption of new accounting standards	—	—	—	—	—	(3)	(3)	(6)
Business combination	—	—	—	120	—	—	—	120
Other	—	—	—	4	—	1	—	4
May 31, 2021	864,882,399	$12	$(20,610)	$10,971	$(3,180)	$34,908	$495	$22,596

WBA Q3 2021 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY (continued)
(UNAUDITED)
For the three and nine months ended May 31, 2020
(in millions, except shares)

Three months ended May 31, 2020
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
February 29, 2020	880,397,199	$12	$(19,925)	$10,689	$(3,407)	$36,351	$615	$24,334
Net earnings (loss)	—	—	—	—	—	(1,708)	(18)	(1,726)
Other comprehensive income (loss), net of tax	—	—	—	—	(463)	—	(11)	(474)
Dividends declared	—	—	—	—	—	(399)	—	(399)
Treasury stock purchases	(10,563,051)	—	(461)	—	—	—	—	(461)
Employee stock purchase and option plans	344,561	—	12	1	—	—	—	13
Stock-based compensation	—	—	—	35	—	—	—	35
Adoption of new accounting standards	—	—	—	—	—	—	—	—
Other	—	—	—	1	—	—	—	1
May 31, 2020	870,178,709	$12	$(20,375)	$10,726	$(3,871)	$34,244	$586	$21,323

Nine months ended May 31, 2020
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2019	895,387,502	$12	$(19,057)	$10,639	$(3,897)	$35,815	$641	$24,152
Net earnings (loss)	—	—	—	—	—	83	(16)	68
Other comprehensive income (loss), net of tax	—	—	—	—	27	—	4	31
Dividends declared	—	—	—	—	—	(1,211)	(43)	(1,254)
Treasury stock purchases	(27,023,145)	—	(1,374)	—	—	—	—	(1,374)
Employee stock purchase and option plans	1,814,352	—	56	(16)	—	—	—	40
Stock-based compensation	—	—	—	101	—	—	—	101
Adoption of new accounting standards	—	—	—	—	—	(442)	—	(442)
Other	—	—	—	2	—	—	—	2
May 31, 2020	870,178,709	$12	$(20,375)	$10,726	$(3,871)	$34,244	$586	$21,323

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2021 Form 10-Q	6

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Sales	$34,030	$30,364	$98,247	$91,612
Cost of sales	26,877	24,406	77,684	71,858
Gross profit	7,153	5,959	20,564	19,753
Selling, general and administrative expenses	6,116	7,884	17,936	19,663
Equity earnings (loss) in AmerisourceBergen	97	243	(1,196)	284
Operating income (loss)	1,134	(1,683)	1,432	374
Other income (expense)	159	(32)	473	32
Earnings (loss) before interest and tax	1,294	(1,715)	1,905	407
Interest expense, net	545	148	817	463
Earnings (loss) before tax	749	(1,862)	1,088	(56)
Income tax provision (benefit)	246	(43)	81	129
Post tax earnings from other equity method investments	575	6	604	5
Net earnings (loss) from continuing operations	1,078	(1,813)	1,610	(180)
Net earnings from discontinued operations	95	88	289	248
Net earnings (loss)	1,173	(1,726)	1,899	68
Net (loss) attributable to noncontrolling interests - continuing operations	(27)	(20)	(25)	(23)
Net earnings attributable to noncontrolling interests - discontinued operations	2	2	9	7
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	$1,197	$(1,708)	$1,915	$83

Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.:
Continuing operations	$1,105	$(1,794)	$1,636	$(157)
Discontinued operations	92	86	279	241
Total	$1,197	$(1,708)	$1,915	$83
Basic earnings (loss) per common share:
Continuing operations	$1.28	$(2.05)	$1.89	$(0.18)
Discontinued operations	0.11	0.10	0.32	0.27
Total	$1.38	$(1.95)	$2.21	$0.09
Diluted earnings (loss) per common share:
Continuing operations	$1.27	$(2.05)	$1.89	$(0.18)
Discontinued operations	0.11	0.10	0.32	0.27
Total	$1.38	$(1.95)	$2.21	$0.09
Weighted average common shares outstanding:
Basic	864.7	875.4	864.7	883.7
Diluted	867.0	875.4	866.2	884.7

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2021 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Comprehensive income:
Net earnings (loss)	$1,173	$(1,726)	$1,899	$68

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(1)	(2)	8	(11)
Unrealized gain (loss) on cash flow hedges	8	(5)	21	(4)
Net investment hedges	(23)	46	(79)	25
Unrealized gain (loss) on available for sale securities	5	—	5	—
Share of other comprehensive income (loss) of equity method investments	(4)	(15)	16	(20)
Currency translation adjustments	146	(498)	636	41
Total other comprehensive income	131	(474)	607	31
Total comprehensive income (loss)	1,304	(2,200)	2,506	99

Comprehensive income (loss) attributable to noncontrolling interests	(19)	(29)	(1)	(12)
Comprehensive income (loss) attributable to Walgreens Boots Alliance, Inc.	$1,323	$(2,171)	$2,506	$110

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2021 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine months ended May 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$1,899	$68
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,455	1,447
Deferred income taxes	(210)	(102)
Stock compensation expense	120	101
Equity (earnings) loss from equity method investments	577	(297)
Goodwill and intangible impairments	—	2,001
Loss on early extinguishment of debt	419	—
Gain on sale of equity method investment	(290)	—
Other	(141)	305
Changes in operating assets and liabilities:
Accounts receivable, net	(897)	141
Inventories	71	(227)
Other current assets	18	59
Trade accounts payable	927	(210)
Accrued expenses and other liabilities	428	569
Income taxes	54	(353)
Other non-current assets and liabilities	(120)	(102)
Net cash provided by operating activities	4,310	3,398
Cash flows from investing activities:
Additions to property, plant and equipment	(1,001)	(962)
Proceeds from sale-leaseback transactions	662	557
Proceeds from sale of other assets	406	52
Business, investment and asset acquisitions, net of cash acquired	(1,394)	(345)
Other	(14)	37
Net cash used for investing activities	(1,341)	(660)
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	1,556	196
Proceeds from debt	12,720	16,336
Payments of debt	(11,050)	(16,871)
Stock purchases	(110)	(1,374)
Proceeds related to employee stock plans	41	40
Cash dividends paid	(1,212)	(1,260)
Early debt extinguishment	(3,687)	—
Other	(114)	(66)
Net cash used for financing activities	(1,856)	(2,998)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(55)	(3)
Changes in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	1,058	(263)
Cash, cash equivalents and restricted cash at beginning of period	746	1,207
Cash, cash equivalents and restricted cash at end of period	$1,803	$943
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2021 Form 10-Q	9

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

The coronavirus COVID-19 pandemic (“COVID-19”) has severely impacted the economies of the United States (“U.S.”), the United Kingdom (“UK”) and other countries around the world. The impact of COVID-19 on the Company’s businesses, financial position, results of operations and cash flows for the three months ended May 31, 2021, as well as information regarding certain expected or potential impacts of COVID-19 on the Company, is discussed throughout this Quarterly Report on Form 10-Q.

The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors discussed throughout this Quarterly Report on Form 10-Q including, but not limited to, the severity and duration of COVID-19, the extent to which it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of May 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangible and other long-lived assets including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

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

On January 6, 2021, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with AmerisourceBergen Corporation (the “Transaction”). Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen Corporation (“AmerisourceBergen”) agreed to purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe (“Disposal Group”). The Disposal Group met the criteria to be reported as held for sale and discontinued operations. Therefore, effective as of the second quarter of fiscal 2021, the related assets, liabilities and operating results of the Disposal Group have been reported as discontinued operations for all periods. The majority of the Disposal Group was previously included in the Pharmaceutical Wholesale segment. Effective as of the second quarter of fiscal year 2021, the Company eliminated the Pharmaceutical Wholesale segment and aligned into two reportable segments: United States and International. See Note 15 Segment reporting for additional information on the segments. On June 1, 2021 the Company completed the Transaction. See Note 20 Subsequent events.

WBA Q3 2021 Form 10-Q	10

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Unless otherwise specified, disclosures in these Consolidated Condensed Financial Statements reflect continuing operations only. Certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation. See Note 2 Discontinued operations for further information.

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented.

Note 2. Discontinued operations

On January 6, 2021, the Company entered into the Share Purchase Agreement with AmerisourceBergen. Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen agreed to purchase the Disposal Group for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of AmerisourceBergen common stock. Alliance Healthcare’s investments in China and Italy and its operations in Germany are not included in the Disposal Group. The Company's retail pharmacy international operations in the Netherlands, Norway and Lithuania are included in the Disposal Group. On June 1, 2021 the Company completed the Transaction. See Note 20 Subsequent events.

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

Results of discontinued operations were as follows (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Sales	$5,500	$4,714	$16,070	$14,550
Cost of sales	4,956	4,235	14,486	13,089
Gross profit	544	479	1,584	1,461
Selling, general and administrative expense	394	381	1,211	1,173
Operating income from discontinued operations	150	98	373	288
Other expense	(2)	(2)	(7)	(6)
Interest expense, net	(13)	(7)	(23)	(20)
Earnings before income tax – discontinued operations	135	89	342	262
Income tax provision	44	3	68	24
Post tax earnings from other equity method investments	4	2	15	9
Net earnings from discontinued operations	$95	$88	$289	$248

Sales from the Disposal Group to the Company's continuing operations are not eliminated and aggregate to (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Sales	$471	$448	$1,385	$1,370

WBA Q3 2021 Form 10-Q	11

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents cash flows from operating and investing activities for discontinued operations (in millions):

	Nine months ended May 31,
	2021	2020
Cash used in operating activities - discontinued operations	$(132)	$(157)
Cash used for investing activities - discontinued operations	(58)	(42)

Asset and liabilities of discontinued operations were as follows (in millions):

	May 31, 2021	August 31, 2020
Cash and cash equivalents	$239	$47
Accounts receivable, net	3,524	3,022
Inventories	1,669	1,534
Other current assets	410	376
Property, plant and equipment, net [1]	943	—
Goodwill and intangibles	4,110	—
Other assets	202	—
Assets of discontinued operations - current	$11,097	$4,979
Property, plant and equipment, net [1]	$—	$816
Goodwill and intangibles	—	3,936
Other non-current assets	—	230
Assets of discontinued operations - non-current [2]	$—	$4,983
Short term debt	$366	$273
Trade accounts payables	4,608	4,313
Accrued expenses and other liabilities	759	746
Income taxes	11	14
Deferred income taxes	139	—
Other liabilities	308	—
Liabilities of discontinued operations - current	$6,191	$5,347
Deferred income taxes	$—	$131
Other non-current liabilities	—	280
Liabilities of discontinued operations - non-current [2]	$—	$412

1 Includes Operating lease right-of-use assets
2 Assets and liabilities of Disposal Group are presented as current, in the current period, as the Company completed the Transaction on June 1, 2021.

See Note 6 Equity method investments and Note 17 Related parties for more information on the Company's equity method investment in AmerisourceBergen and the Company's continuing involvement.

WBA Q3 2021 Form 10-Q	12

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

As of May 31, 2021, the Company had not completed the analysis to determine the fair value of the consideration paid or to assign fair values to all tangible and intangible assets acquired, and therefore the purchase price allocation has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in changes. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified.

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

Pro forma net earnings and sales of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. The acquisition did not have a material impact on net earnings or sales of the Company for the three and nine months ended May 31, 2021.

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

As of May 31, 2021, the Company had not completed the analysis to determine the fair value of the consideration paid or to assign fair values to all tangible and intangible assets acquired, and therefore the purchase price allocation has not been completed. The preliminary purchase price allocation will be subject to further refinement and may result in changes. These changes may relate to finalization of the fair value of the purchase consideration consisting of the issuance of an equity interest in the combined business and the allocation of purchase consideration and the fair value assigned to all tangible and intangible assets acquired and identified.

The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

WBA Q3 2021 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Purchase Price Allocation:
Total Consideration	$331
Identifiable assets acquired and liabilities assumed
Accounts receivable, cash and other assets	$582
Inventories	470
Property, plant and equipment	125
Short term debt	(296)
Trade accounts payable, accrued expenses and other liabilities	(374)
Other noncurrent liabilities	(197)
Total identifiable net assets	$311
Goodwill	$21

A noncontrolling interest was recognized based on the Company's proportionate interest in the identifiable net assets of the combined business. The difference between the carrying amount of the non-controlling interest and the fair value of the consideration in the business combination is recognized as additional paid in capital. Considering the contractual terms related to the noncontrolling interest, it is classified as redeemable noncontrolling interest in the Consolidated Condensed Balance Sheets. See Note 19 Supplemental information for more details on redeemable noncontrolling interest.

The following table represents supplemental unaudited condensed pro forma consolidated sales for the three and nine months ended May 31, 2021 and May 31, 2020, respectively as if the acquisition had occurred at the beginning of each period. The unaudited condensed pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition occurred at the beginning of the periods presented or results which may occur in the future.

	Three months ended May 31,		Nine months ended May 31,
(in millions)	2021	2020	2021	2020
Sales	$34,030	$31,827	$99,921	$95,999

Actual sales for the three and nine months ended May 31, 2021 included in the Consolidated Statement of Earnings are as follows:

(in millions)	Three months ended May 31, 2021	Nine months ended May 31, 2021
Sales	$1,532	$3,571

Pro forma net earnings of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory primarily in the U.S. for the aggregate purchase price of $19 million and $85 million during the three and nine months ended May 31, 2021, respectively and $27 million and $166 million during the three and nine months ended May 31, 2020, respectively.

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

WBA Q3 2021 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on the two reportable segments and the Company’s Corporate and global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores, including current plans to exit approximately 200 Boots stores in the UK and approximately 250 stores in the U.S.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its GAAP financial results in continuing operations of approximately $2.1 billion to $2.3 billion, subject to approval of which $1.8 billion to $2.0 billion are expected to be recorded as exit and disposal activities. In addition to these impacts, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of non-cash transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard that became effective on September 1, 2019.

Since the inception of the Transformational Cost Management Program to May 31, 2021, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $1.2 billion, which were primarily recorded within selling, general and administrative expenses. These charges included $293 million related to lease obligations and other real estate costs, $245 million in asset impairments, $517 million in employee severance and business transition costs and $153 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three and nine months ended May 31, 2021 and May 31, 2020 were as follows (in millions):

Three months ended May 31, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$15	$6	$—	$21
Asset impairments	5	9	—	14
Employee severance and business transition costs	(19)	2	14	(2)
Information technology transformation and other exit costs	1	10		11
Total pre-tax exit and disposal charges	$2	$27	$14	$44

Nine months ended May 31, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$56	$6	$—	$62
Asset impairments	9	10	—	19
Employee severance and business transition costs	92	36	44	172
Information technology transformation and other exit costs	14	11	1	26
Total pre-tax exit and disposal costs	$172	$63	$44	$279

Three months ended May 31, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$170	$3	$—	$173
Asset impairments	19	10	—	29
Employee severance and business transition costs	47	(2)	11	56
Information technology transformation and other exit costs	17	16	—	33
Total pre-tax exit and disposal charges	$253	$27	$11	$290

WBA Q3 2021 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Nine months ended May 31, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$179	$5	$—	$184
Asset impairments	31	13	—	44
Employee severance and business transition costs	111	33	18	162
Information technology transformation and other exit costs	27	26	12	65
Total pre-tax exit and disposal costs	$348	$76	$31	$455

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2020	$19	$—	$166	$14	$199
Costs	62	19	172	26	279
Payments	(47)	—	(183)	(18)	(249)
Other	(9)	(19)	(4)	(12)	(43)
Currency	1	(1)	4	(2)	3
Balance at May 31, 2021	$26	$—	$155	$9	$190

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

Costs related to the Store Optimization Program for the three and nine months ended May 31, 2020 were $3 million and $24 million for lease obligation and other real estate costs and $7 million and $25 million for employee severance and other exit costs, respectively. The liabilities related to the Store Optimization Program as of May 31, 2021 and May 31, 2020 were not material.

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

WBA Q3 2021 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental balance sheet information related to leases were as follows (in millions):

Balance Sheet supplemental information:	May 31, 2021	August 31, 2020
Operating Leases:
Operating lease right-of-use assets	$21,874	$21,453

Operating lease obligations - current	2,327	2,358
Operating lease obligations - non-current	22,088	21,765
Total operating lease obligations	$24,416	$24,123
Finance Leases:
Right-of-use assets included in:
Property, plant and equipment, net	$741	$766
Lease obligations included in:
Accrued expenses and other liabilities	37	31
Other non-current liabilities	989	1,013
Total finance lease obligations	$1,025	$1,044
Supplemental income statement information related to leases were as follows (in millions):

	Three months ended May 31,		Nine months ended May 31,
Statement of Earnings supplemental information:	2021	2020	2021	2020
Operating lease cost
Fixed	$807	$806	$2,406	$2,436
Variable [1]	157	163	477	587
Finance lease cost
Amortization	$11	$11	$33	$29
Interest	13	14	39	40
Sublease income	21	24	62	56
Impairment of right-of-use assets	8	170	23	182
Impairment of finance lease assets	—	21	—	24
Gains on sale-leaseback transactions[2]	85	84	273	224

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded within selling, general and administrative expenses.

WBA Q3 2021 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Other supplemental information related to leases were as follows (in millions):

	Nine months ended May 31,
Other Supplemental Information:	2021	2020
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$2,562	$2,487
Operating cash flows from finance leases	36	36
Financing cash flows from finance leases	31	36
Total	$2,629	$2,559
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2,011	$1,917
Finance leases	—	65
Total	$2,011	$1,982

Average lease term and discount rate as of May 31, 2021 and August 31, 2020 were as follows:

Weighted average terms and discount rates:	May 31, 2021	August 31, 2020
Weighted average remaining lease term in years:
Operating leases	10.4	10.7
Finance leases	20.4	20.6

Weighted average discount rate:
Operating leases	4.93%	4.97%
Finance leases	5.18%	5.14%

The aggregate future lease payments for operating and finance leases as of May 31, 2021 were as follows (in millions):

Future lease payments:
Fiscal year	Finance lease	Operating lease
2021 (Remaining period)	$23	$867
2022	92	3,403
2023	91	3,296
2024	92	3,169
2025	90	3,039
2026	90	2,911
Later	1,194	14,569
Total undiscounted minimum lease payments	$1,672	$31,254
Less: Present value discount	(647)	(6,838)
Lease liability	$1,025	$24,416

WBA Q3 2021 Form 10-Q	18

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Equity method investments

Equity method investments as of May 31, 2021 and August 31, 2020, were as follows (in millions, except percentages):

	May 31, 2021		August 31, 2020
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$4,193	28%	$5,446	28%
Others	2,584	8% - 50%	1,758	8% - 50%
Total	$6,778		$7,204

AmerisourceBergen investment
As of May 31, 2021 and August 31, 2020, the Company owned 56,854,867 AmerisourceBergen common shares, representing approximately 27.7% of its outstanding common stock based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings (loss) attributable to the Company’s investment being classified within the operating income of its United States segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings (loss) from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. During the nine months ended May 31, 2021, the Company recognized equity losses in AmerisourceBergen of $1,196 million, which included a loss of $1,373 million recognized during the three months ended November 30, 2020. These equity losses were primarily due to AmerisourceBergen's recognition of $5.6 billion, net of tax, and charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at May 31, 2021 was $6.5 billion. As of May 31, 2021, the carrying value of the Company’s investment in AmerisourceBergen exceeded its proportionate share of the net assets of AmerisourceBergen by $4.2 billion. This premium of $4.2 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen pursuant to which AmerisourceBergen agreed to purchase the majority of the Company's Alliance Healthcare business. See Note 2 Discontinued operations for additional information. On June 1, 2021, the Company completed the sale and received $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of AmerisourceBergen common stock. After giving effect to the Transaction, the Company beneficially owns approximately 28.4% of AmerisourceBergen’s outstanding common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q. See Note 20 Subsequent events.

Other investments
The Company’s other equity method investments include its investments in the U.S. which include VillageMD, BrightSpring Health Services (previously PharMerica Corporation), Shields Health Solutions and the Company's investment in HC Group Holdings I, LLC (“HC Group Holdings”) which owns equity interest in Option Care Health and the Company's China investments in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd, Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Company Limited.

The Company reported $575 million of post-tax equity earnings and $6 million of post-tax equity earnings from other equity method investments for the three months ended May 31, 2021 and May 31, 2020, respectively. The Company reported $604 million of post-tax equity earnings and $5 million of post-tax equity earnings from other equity method investments for the nine months ended May 31, 2021 and May 31, 2020, respectively.

During the three and nine months ended May 31, 2021, the Company recorded a gain of $98 million and $290 million, respectively, in Other income due to partial sale of ownership interest in Option Care Health by the Company's equity method investee HC Group Holdings. During the three months ended May 31, 2021, as a result of these sales, our equity method investee HC Group Holdings lost the ability to control Option Care Health and, therefore, deconsolidated Option Care Health in its financial statements. As a result of this deconsolidation, HC Group Holdings recognized a gain of $1.2 billion and the Company recorded its share of equity earnings in HC Group Holdings of $576 million during the three months ended May 31, 2021, in Post tax earnings from other equity method investments.

WBA Q3 2021 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended May 31, 2021, the Company made an additional investment of $750 million in VillageMD of which $250 million is recorded as an equity method investment and $500 million is recorded as an investment in convertible debt securities within Other non-current assets.

Summarized financial information
Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Statements of earnings (loss) (in millions)

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Sales	$55,890	$52,772	$171,417	$157,382
Gross profit	2,558	2,253	7,647	6,476
Net earnings (loss)	489	912	(3,841)	1,268
Share of earnings (loss) from equity method investments	672	249	(591)	289

The summarized financial information for equity method investments has been included on an aggregated basis for all investments as reported for the three and nine months ended May 31, 2021 and May 31, 2020, respectively.

Note 7. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value.

Based on the analysis completed during fiscal 2020, as of the June 1, 2020 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 4% to approximately 239% excluding Boots reporting unit for which the excess of fair value over carrying amount was nominal due to an impairment charge recognized during the three months ended May 31, 2020. Other international reporting unit's fair value was in excess of its carrying value by approximately 4%. The fair values of the indefinite-lived trade name intangibles within the Boots reporting unit exceeded their carrying value amounts ranging from approximately 4% to approximately 31%, except for certain Boots trade name assets impaired during the three months ended May 31, 2020 and pharmacy licenses impairment during the year end August 31, 2019. As of May 31, 2021, the carrying values of goodwill were $1.1 billion and $0.4 billion for the Boots reporting unit and Other international reporting unit, respectively. As of May 31, 2021, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $7.7 billion.

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions including with respect to the business and financial performance of the Company’s reporting units, as well as how such performance may be impacted by COVID-19.

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

WBA Q3 2021 Form 10-Q	20

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

Goodwill rollforward:	United States	International	Walgreens Boots Alliance, Inc.
August 31, 2020	$10,553	$1,460	$12,013
Acquisitions	394	21	416
Currency translation adjustments	—	65	65
May 31, 2021	$10,947	$1,547	$12,493

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets	May 31, 2021	August 31, 2020
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$3,581	$3,502
Trade names and trademarks	373	348
Purchasing and payer contracts	337	337
Others[2]	218	60
Total gross amortizable intangible assets	$4,510	$4,247

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,306	$1,089
Trade names and trademarks	226	196
Purchasing and payer contracts	185	95
Others[2]	32	26
Total accumulated amortization	1,749	1,406
Total amortizable intangible assets, net	$2,761	$2,841

Indefinite-lived intangible assets
Trade names and trademarks	$5,526	$5,203
Pharmacy licenses	2,148	2,028
Total indefinite-lived intangible assets	$7,675	$7,231

Total intangible assets, net	$10,435	$10,072
1Includes purchased prescription files.
2Includes acquired developed technology and non-compete agreements.

Amortization expense for intangible assets was $156 million and $363 million for the three and nine months ended May 31, 2021, respectively, and $94 million and $290 million for the three and nine months ended May 31, 2020, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at May 31, 2021 is as follows (in millions):

	2022	2023	2024	2025	2026
Estimated annual amortization expense	$439	$336	$317	$289	$262

WBA Q3 2021 Form 10-Q	21

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	May 31, 2021	August 31, 2020
Short-term debt
Commercial paper	$2,390	$1,517
Credit facilities [5]	4,198	1,071
£700 million note issuance [1]
2.875% unsecured Pound sterling notes due 2020	—	533
$8 billion note issuance [1]
3.300% unsecured notes due 2021	1,249	—
Other [2]	126	144
Total short-term debt	$7,963	$3,265

Long-term debt
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	$497	$497
4.100% unsecured notes due 2050 [5]	792	990
$6 billion note issuance [1]
3.450% unsecured notes due 2026 [5]	1,442	1,891
4.650% unsecured notes due 2046 [5]	318	591
$8 billion note issuance [1]
3.300% unsecured notes due 2021	—	1,248
3.800% unsecured notes due 2024 [5]	1,154	1,993
4.500% unsecured notes due 2034 [5]	301	496
4.800% unsecured notes due 2044 [5]	868	1,493
£700 million note issuance [1]
3.600% unsecured Pound sterling notes due 2025	423	398
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	913	891
$4 billion note issuance [3]
3.100% unsecured notes due 2022 [5]	731	1,198
4.400% unsecured notes due 2042 [5]	263	493
Other [4]	31	24
Total long-term debt, less current portion	$7,732	$12,203

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

WBA Q3 2021 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
unsubordinated debt obligation of the Company and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company.
4Other long-term debt represents a mix of fixed and variable rate debt in various currencies with various maturities.
5On April 26, 2021, the Company entered into a cash tender offer to partially purchase and retire $3.3 billion of long term U.S. dollar denominated notes with a weighted average interest rate of 4.02%, using funds drawn down from the $3.8 billion April 2021 Credit Agreement (as defined below). The Company recognized a loss of $419 million related to the early extinguishment of debt, within Interest expense, which includes $386 million of redemption premium paid in cash. The cash payments related to the early extinguishment of debt are classified as cash outflows from financing activities in the consolidated statement of cash flows. On June 1, 2021, the Company completed the previously announced sale of the Company’s Alliance Healthcare business and used a portion of the Transaction proceeds to repay all of the outstanding amount owed on the April 2021 Credit Agreement that funded the bond tender completed by the Company on April 26, 2021.

$1.5 Billion Note Issuance
On April 15, 2020, the Company issued, in an underwritten public offering, $0.5 billion of 3.20% notes due 2030 and $1.0 billion of 4.10% notes due 2050. Total issuance costs relating to the notes, including underwriting discounts and offering expenses were $13 million. The Company partially purchased and retired $0.2 billion of its outstanding $1.0 billion, 4.10% notes due 2050 pursuant to the debt tender offer completed on April 26, 2021.

Credit facilities

April 9, 2021 Delayed Draw Term Loan Credit Agreement
On April 9, 2021, the Company entered into a delayed draw term loan credit agreement (the “April 2021 Credit Agreement”) with the lenders from time to time party thereto. The purpose of the loan was to fund the Company's April 26, 2021 cash tender offer to partially purchase and retire $3.30 billion of long term U.S. dollar denominated notes. The April 2021 Credit Agreement was initially a $2.75 billion senior unsecured delayed draw term loan facility, with an original facility termination date (the “Initial Maturity Date”) of the earliest of (x) October 9, 2021, (y) the date of acceleration of all term loans and termination of all commitments pursuant to the April 2021 Credit Agreement and (z) the date of prepayment of all loans and the termination of all commitments pursuant to the April 2021 Credit Agreement. On April 23, 2021, the April 2021 Credit Agreement term loan facility amount was increased to $3.8 billion. As of May 31, 2021, there were $3.8 billion of borrowings outstanding under the April 2021 Credit Agreement. On June 1, 2021 the Company completed the previously announced sale of the Company’s Alliance Healthcare business and used a portion of the Transaction proceeds to repay all borrowings outstanding under the April 2021 Credit Agreement.

December 23, 2020 Revolving Credit Agreement
On December 23, 2020, the Company entered into a $1.25 billion senior unsecured 364-day revolving credit agreement and a $2.25 billion senior unsecured 18-month revolving credit facility, with a swing line subfacility commitment amount of $350 million, with designated borrowers from time to time party thereto and lenders from time to time party thereto. The 364-Day Facility’s termination date is the earlier of (i) 364 days from December 23, 2020, the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 364-Day Facility pursuant to the 2020 Revolving Credit Agreement. The 18-Month Facility’s termination date is the earlier of (i) 18 months from the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 18-Month Facility pursuant to the 2020 Revolving Credit Agreement. As of May 31, 2021, there were $400 million borrowings outstanding under the 2020 Revolving Credit Agreement.

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

WBA Q3 2021 Form 10-Q	23

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

January 2019 364-Day Revolving Credit Agreement
On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with an original facility termination date of 364 days following January 31, 2019, subject to extension. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extended the Maturity Date (as defined in the January 2019 364-Day Revolving Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020. The January 2019 364 Day Revolving Credit Agreement was partially terminated on December 23, 2020. The January 2019 364-Day Revolving Credit Agreement was partially terminated in accordance with its terms and conditions, reducing the amount available to $0.5 billion as of December 23, 2020. The outstanding facility amount of $1.5 billion was terminated on January 28, 2021.

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

WBA Q3 2021 Form 10-Q	24

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
converted into a term loan facility, such that the Amended November 2018 Credit Agreement consists of a $1.0 billion senior unsecured term loan facility. The facility termination date is the earlier of (a) May 29, 2021 and (b) the date of acceleration of all loans under the Amended November 2018 Credit Agreement pursuant to its terms. The November 2018 Credit Agreement was repaid in full on April 23, 2021.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of May 31, 2021, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities also contain various other customary covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily U.S. commercial paper outstanding of $2.3 billion and $2.6 billion at a weighted average interest rate of 0.47% and 2.33% for the nine months ended May 31, 2021 and May 31, 2020, respectively. A subsidiary of the Company had average daily commercial paper outstanding, which was issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program, of £300 million or approximately $424 million at a weighted average interest rate of 0.43% for the nine months ended May 31, 2021. The subsidiary of the Company repaid the commercial paper issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program on May 14, 2021.

Interest
Interest paid by the Company was $889 million and $510 million for the nine months ended May 31, 2021 and May 31, 2020, respectively. Interest paid in the nine months ended May 31, 2021 of $889 million includes charges on early extinguishment of debt of $387 million.

Note 9. Financial instruments

The Company uses derivative instruments to manage its exposure to interest rate and foreign currency exchange risks. The Company has non-U.S. dollar denominated net investments and uses foreign currency denominated financial instruments, specifically foreign currency derivatives and foreign currency denominated debt, to hedge its foreign currency risk.

WBA Q3 2021 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

May 31, 2021	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Interest rate swaps	$1,000	$5	Other non-current assets
Cross currency interest rate swaps	992	58	Other non-current liabilities
Foreign currency forwards	39	2	Other non-current liabilities
Foreign currency forwards	1	—	Other current assets
Foreign currency forwards	635	14	Other current liabilities
Cross currency interest rate swaps	113	13	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$1,368	$3	Other current assets
Total return swap	244	9	Other current assets
Foreign currency forwards	2,613	30	Other current liabilities

August 31, 2020	Notional	Fair value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$722	$16	Other non-current assets
Foreign currency forwards	49	1	Other non-current liabilities
Cross currency interest rate swaps	318	13	Other non-current liabilities
Interest rate swaps	1,000	10	Other non-current liabilities
Foreign currency forwards	100	1	Other current assets
Cross currency interest rate swaps	50	—	Other current assets
Foreign currency forwards	671	23	Other current liabilities
Cross currency interest rate swaps	103	3	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$1,930	$19	Other current assets
Foreign currency forwards	2,934	56	Other current liabilities
Total return swap	205	1	Other current liabilities

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

WBA Q3 2021 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2021	2020	2021	2020
Foreign currency forwards	Selling, general and administrative expenses	$(53)	$72	$(177)	$11
Total return swaps	Selling, general and administrative expenses	20	5	48	5
Foreign currency forwards	Other income (expense)	(5)	2	(6)	6

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$447	$447	$—	$—
Investments in equity securities [2]	10	10	—	—
Investments in debt securities [3]	535	—	—	535
Foreign currency forwards [4]	3	—	3	—
Interest rate swaps [5]	5	—	5	—
Total return swaps	9	—	9	—
Warrants	2	—	2	—
Liabilities:
Foreign currency forwards [4]	$46	$—	$46	$—
Cross currency interest rate swaps [5]	71	—	71	—

WBA Q3 2021 Form 10-Q	27

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$6	$6	$—	$—
Investments in equity securities [2]	1	1	—	—
Foreign currency forwards [4]	20	—	20	—
Cross currency interest rate swaps [5]	16	—	16	—
Liabilities:
Foreign currency forwards [4]	$80	$—	$80	$—
Cross currency interest rate swaps [5]	16	—	16	—
Interest rate swaps [5]	10	—	10	—
Total return swaps	1	—	1	—

1Money market funds are valued at the closing price reported by the fund sponsor.
2Fair values of quoted investments are based on current bid prices as of May 31, 2021 and August 31, 2020.
3Level 3 debt securities include investments in convertible debt securities of VillageMD which are valued on a quarterly basis using an option pricing method, a form of the income approach, with gains or losses recorded in Other Comprehensive Income. Inputs include the enterprise value, expected holding term of the investment, volatility and risk-free interest rates.
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

There were no transfers between Levels for the three and nine months ended May 31, 2021.

As of May 31, 2021, the carrying amounts and estimated fair values of long-term notes outstanding including the current portion were $8.9 billion and $9.7 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the May 31, 2021 spot rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of May 31, 2021. See Note 8 Debt, for further information.

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

WBA Q3 2021 Form 10-Q	28

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.)) The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. A motion to dismiss a consolidated class action complaint filed on August 17, 2015 was granted in part and denied in part on September 30, 2016. The court granted plaintiff’s motion for class certification on March 29, 2018 and plaintiff filed a first amended complaint on December 19, 2018. A motion to dismiss the first amended complaint was granted in part and denied in part on September 23, 2019. Fact discovery and expert discovery have concluded. Motions for summary judgment have been fully briefed.

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

In June 2019, a Fred’s, Inc. shareholder filed a nearly identical lawsuit to the M.D. Pa. action in the U.S. District Court for the Western District of Tennessee, except naming Fred’s, Inc. and one of its former officers along with the Company and certain of its officers. Lead plaintiffs filed an amended complaint on November 4, 2019, which is substantially the same as the original complaint. The court granted the Company's motion to dismiss to the amended complaint on March 31, 2021.

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-md-2804), is pending in the U.S. District Court for the Northern District of Ohio ("N.D. Ohio"). The Company is involved in the following multidistrict litigation (MDL) bellwether cases: (1) two consolidated cases in N.D. Ohio (Cnty. of Summit, Ohio, et al v. Purdue Pharma L.P., et al., Case No. 18-op-45090; Cnty.

WBA Q3 2021 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
of Cuyahoga, Ohio, et al. v. Purdue Pharma L.P., Case No. 18-op-45004), previously scheduled for trial in November 2020 but postponed indefinitely; (2) one remanded to the U. S. District Court for the Eastern District of Oklahoma (The Cherokee Nation v. McKesson Corp., et al., Case No. 18-CV-00056-RAW-SPS), scheduled for trial in September 2022; (3) one remanded to the U.S. District Court for the Northern District of California (City and Cnty. of San Francisco, et al. v. Purdue Pharma L.P., et al., Case No. 3:18-cv-07591-CRB), originally scheduled for trial in October 2021, but rescheduled for April 2022; and (4) two additional consolidated cases in N.D. Ohio (Cnty. of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; Cnty. of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079), initially scheduled for trial in May 2021 but continued until October 2021. In April 2021, the MDL court selected five additional bellwether cases involving the Company, all currently pending in N.D. Ohio: (1) Cobb Cnty. v. Purdue Pharma L.P., et al., Case No. 18-op-45817; (2) Durham Cnty. v. AmerisourceBergen Drug Corp., et al., Case No. 19-op-45346; (3) Montgomery Cnty. Bd. of Cnty. Commrs., et al. v. Cardinal Health, Inc., et al., Case No. 18-op-46326; (4) Board of Cnty. Commrs. of the Cnty. of Santa Fe v. Purdue Pharma L.P., et al., Case No. 18-op-45776; and (5) Cnty. of Tarrant v. Purdue Pharma L.P., et al., Case No. 18-op-45274.

The Company also has been named as a defendant in numerous lawsuits brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in New Mexico (State of New Mexico, ex rel. Hector Balderas, Attorney General v. Purdue Pharma L.P., et al., Case No. D-101-cv-2017-02541, First Judicial District Court, Santa Fe County, New Mexico - September 2022); West Virginia (In re: Opioid Litigation, Circuit Court of Kanawha County, West Virginia, Civil Action No. 19-C-9000 - November 2021); Missouri (Jefferson County, Missouri v. Dannie E. Williams, M.D., et al., Cause No. 20JE-CC00029, Twenty-Third Judicial Circuit, Jefferson County, Missouri - June 2022); Florida (State of Florida, Office of the Attorney General, Department of Legal Affairs v. Purdue Pharma L.P., et al., Case No. 2018-CA-001438, Sixth Judicial Circuit in and for Pasco County, Florida - April 2022); Nevada (State of Nevada v. McKesson Corporation, et al., Case No. A-19-796755-B, Eighth Judicial District Court, Clark County, Nevada - January 2023); Michigan (State of Michigan, ex rel. Dana Nessel, Attorney General v. Cardinal Health, Inc., Case No. 19-016896-NZ, Circuit Court for Wayne County, Michigan - October 2022); and Alabama (The DCH Health Care Authority, et al. v. Purdue Pharma LP, et al., Cause No. CV-2019-000007.00, Circuit Court of Conecuh County, Alabama - July 2022). In two consolidated cases in New York state court (County of Suffolk v. Purdue Pharma L.P., et al., Index No. 400001/2017; County of Nassau v. Purdue Pharma L.P., et al., Index No. 400008/2017, Supreme Court of the State of New York, Suffolk County, New York) jury selection began in June 2021.

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

Note 12. Income taxes

The effective tax rate for the three months ended May 31, 2021 was 32.8%, compared to 2.3% for the three months ended May 31, 2020. The tax rate for the current period includes a discrete tax expense on equity earnings of $576 million from HC Group Holdings. See Note 6 Equity method investments for further information. The effective tax rate for the prior period reflects a tax benefit on a pretax loss and is primarily driven by the impact of a non-deductible goodwill impairment charge.

The effective tax rate for the nine months ended May 31, 2021 was an expense of 7.4%, primarily due to the discrete tax effect of equity losses in AmerisourceBergen, partially offset by the tax effect of equity earnings of HC Group Holdings. The effective tax rate for the nine months ended May 31, 2020 was an expense of 230.0%, on a pretax loss for the nine months ended May 31, 2020 primarily due to a non-deductible goodwill impairment charge.

Income taxes paid for the nine months ended May 31, 2021 were $305 million, compared to $604 million for the nine months ended May 31, 2020.

During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $110 million due to anticipated U.S. federal income tax audit settlements.

During the nine months ended May 31, 2021, the Company recognized an increase in uncertain tax benefits, resulting in a reduction in deferred tax assets for capital loss carryforwards and corresponding valuation allowance.

WBA Q3 2021 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On June 10, 2021 the UK Finance Act 2021 was enacted increasing the UK tax rate from 19% to 25% effective April 1, 2023. The Company is evaluating the potential impact of the tax rate increase on its financial statements, which the Company anticipates will result in tax expense related to revaluing the UK net deferred tax liabilities in the fourth quarter of fiscal 2021.

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

Components of net periodic pension costs (income) for the defined benefit pension plans (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2021	2020	2021	2020
Service costs	Selling, general and administrative expenses	$2	$—	$4	$1
Interest costs	Other income	36	34	104	106
Expected returns on plan assets/other	Other income	(85)	(69)	(248)	(214)
Total net periodic pension costs (income)		$(48)	$(35)	$(140)	$(106)

The Company made cash contributions to its defined benefit pension plans of $37 million for the nine months ended May 31, 2021, which primarily related to committed payments. The Company plans to contribute an additional $2 million to its defined benefit pension plans in fiscal 2021.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $54 million and $166 million for the three and nine months ended May 31, 2021, respectively, compared to an expense of $57 million and $171 million for the three and nine months ended May 31, 2020, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is UK based to which both the Company and participating employees contribute. The cost recognized for the three and nine months ended May 31, 2021 was $25 million and $77 million, respectively, compared to a cost of $26 million and $80 million in the three and nine months ended May 31, 2020, respectively.

WBA Q3 2021 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (“AOCI”) by component and net of tax for the three and nine months ended May 31, 2021 and May 31, 2020 (in millions):

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale securities	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 28, 2021	$(739)	$(18)	$(90)	$—	$10	$(2,469)	$(3,306)
Other comprehensive income (loss) before reclassification adjustments	—	(3)	(30)	5	2	141	115
Amounts reclassified from AOCI	(2)	14	—	—	—	1	13
Tax benefit (provision)	—	(3)	7	—	(6)	—	(1)
Net change in other comprehensive income (loss)	(1)	8	(23)	5	(4)	142	127
Balance at May 31, 2021	$(740)	$(10)	$(113)	$5	$6	$(2,327)	$(3,180)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale securities	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2020	$(748)	$(31)	$(34)	$—	$(10)	$(2,948)	$(3,771)
Other comprehensive income (loss) before reclassification adjustments	16	11	(110)	5	21	615	558
Amounts reclassified from AOCI	(6)	16	—	—	—	6	17
Tax benefit (provision)	(3)	(7)	31	—	(5)	—	17
Net change in other comprehensive income (loss)	8	21	(79)	5	16	621	591
Balance at May 31, 2021	$(740)	$(10)	$(113)	$5	$6	$(2,327)	$(3,180)

WBA Q3 2021 Form 10-Q	32

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 29, 2020	$(57)	$(24)	$34	$(1)	$(3,360)	$(3,407)
Other comprehensive income (loss) before reclassification adjustments	(4)	(8)	59	(18)	(482)	(453)
Amounts reclassified from AOCI	(3)	1	—	—	—	(1)
Tax benefit (provision)	4	2	(13)	3	(5)	(9)
Net change in other comprehensive income (loss)	(2)	(5)	46	(15)	(487)	(463)
Balance at May 31, 2020	$(59)	$(29)	$80	$(16)	$(3,847)	$(3,871)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges[1]	Net investment hedges	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2019	$(48)	$(24)	$55	$3	$(3,884)	$(3,897)
Other comprehensive income (loss) before reclassification adjustments	(12)	(9)	31	(23)	39	26
Amounts reclassified from AOCI	(3)	4	—	—	—	1
Tax benefit (provision)	4	1	(6)	3	(2)	—
Net change in other comprehensive income (loss)	(11)	(4)	25	(20)	37	27
Balance at May 31, 2020	$(59)	$(29)	$80	$(16)	$(3,847)	$(3,871)

Note 15. Segment reporting

On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen. Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen agreed to purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe. The majority of the Disposal Group was previously included in the Pharmaceutical Wholesale segment. Effective as of the second quarter of fiscal year 2021, the Company eliminated the Pharmaceutical Wholesale segment and is aligned into two reportable segments: United States and International. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s operating segments. The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included.

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

WBA Q3 2021 Form 10-Q	33

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

The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in the “Corporate and Other”.

The following table reflects results of operations of the Company's reportable segments (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Sales:
United States	$28,743	$27,357	$83,250	$80,734
International	5,288	3,008	14,998	10,878
Walgreens Boots Alliance, Inc.	$34,030	$30,364	$98,247	$91,612
Adjusted Operating income:
United States	$1,471	$979	$3,789	$3,704
International	94	(135)	326	155
Corporate and Other	(105)	(46)	(233)	(135)
Walgreens Boots Alliance, Inc.	$1,459	$798	$3,881	$3,724

The following table reconciles adjusted operating income to operating income (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Adjusted operating income	$1,459	$798	$3,881	$3,724
Adjustments to equity earnings (loss) in AmerisourceBergen	(48)	105	(1,575)	(47)
Transformational cost management	(60)	(310)	(338)	(508)
Acquisition-related amortization	(158)	(94)	(367)	(290)
Certain legal and regulatory accruals and settlements	—	—	(60)	—
LIFO provision	(51)	(29)	(85)	(90)
Acquisition-related costs	(9)	(68)	(25)	(291)
Impairment of goodwill and intangible assets	—	(2,001)	—	(2,001)
Store optimization	—	(10)	—	(49)
Store damage and inventory losses	—	(75)	—	(75)
Operating income (loss)	$1,134	$(1,683)	$1,432	$374

WBA Q3 2021 Form 10-Q	34

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
United States
Pharmacy	$21,770	$20,478	$63,133	$60,084
Retail	6,973	6,879	20,117	20,650
Total	28,743	27,357	83,250	80,734

International
Pharmacy	958	794	2,791	2,531
Retail	1,455	971	4,618	4,735
Wholesale	2,875	1,243	7,588	3,611
Total	5,288	3,008	14,998	10,878

Walgreens Boots Alliance, Inc.	$34,030	$30,364	$98,247	$91,612

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

Related party transactions with AmerisourceBergen (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Purchases, net	$15,947	$15,081	$46,449	$44,489

	May 31, 2021	August 31, 2020
Trade accounts payable, net	$6,608	$6,390

See Note 2 Discontinued operations for further information.

WBA Q3 2021 Form 10-Q	35

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

WBA Q3 2021 Form 10-Q	36

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

Note 19. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $3.9 billion and $3.0 billion at May 31, 2021 and August 31, 2020, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see Note 17 Related parties), were $1.3 billion and $1.1 billion at May 31, 2021 and August 31, 2020, respectively.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

WBA Q3 2021 Form 10-Q	37

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Depreciation expense	$352	$349	$1,042	$1,051
Intangible asset and other amortization	156	93	363	290
Total depreciation and amortization expense	$507	$443	$1,404	$1,341

Accumulated depreciation and amortization on property, plant and equipment was $13.0 billion at May 31, 2021 and $12.1 billion at August 31, 2020.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of May 31, 2021 and August 31, 2020 (in millions):

	May 31, 2021	August 31, 2020
Cash and cash equivalents - continuing operations	$1,345	$469
Cash and cash equivalents - discontinued operations	239	47
Restricted cash - continuing operations (included in other current assets)	76	62
Restricted cash - discontinued operations	143	168
Cash, cash equivalents and restricted cash	$1,803	$746

Redeemable noncontrolling interest
The redeemable noncontrolling interest balance as of May 31, 2021 was $310 million due to acquisitions during the nine months period ended May 31, 2021. See Note 3 Acquisitions for further details.

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 15.9 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the third quarter earnings per share calculation as of May 31, 2021 compared to 20.5 million as of May 31, 2020.

Due to the anti-dilutive effect resulting from the reported net loss during three months and nine months ended May 31, 2020, the incremental impact of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2021	2020
November	$0.4675	$0.4575
February	$0.4675	$0.4575
May	$0.4675	$0.4575
	$1.4025	$1.3725

WBA Q3 2021 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 20. Subsequent events

On June 1, 2021, the Company completed the previously announced sale of the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe, per the Share Purchase Agreement with AmerisourceBergen. See Note 2 Discontinued Operations for further information. The Company estimates the fair value of the proceeds from the Transaction to be approximately $6.8 billion to $6.9 billion (subject to net cash and working capital adjustments), the gain before currency translation adjustments to be approximately $1.0 billion to $1.1 billion and net gain on disposal to be approximately $0.3 billion to $0.4 billion. As of the date of this report, the Company has not completed the calculation of net gain on disposal of discontinued operations and therefore estimates presented are subject to further refinement and may result in changes.

WBA Q3 2021 Form 10-Q	39

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

Certain amounts in the management's discussion and analysis of financial condition and results of operations may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and nine months ended May 31, 2021 and May 31, 2020.

INTRODUCTION AND SEGMENTS

Walgreens Boots Alliance, Inc. and its subsidiaries (“Walgreens Boots Alliance” or the “Company”) is a global leader in retail pharmacy. Its operations are conducted through two reportable segments:
•United States; and
•International

See Note 15 Segment reporting and Note 16 Sales to the Consolidated Condensed Financial Statements for further information.

RECENT DEVELOPMENTS

Pharmaceutical Wholesale Transaction
On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen. Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen agreed to purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of AmerisourceBergen common stock. Alliance Healthcare’s investment in China and Italy and its operations in Germany are not part of the Transaction. The Company's retail pharmacy international operations in The Netherlands, Norway and Lithuania are part of the Transaction. On June 1, 2021 the Company completed the previously announced sale of the Company's Alliance Healthcare business per the Share Purchase Agreement with AmerisourceBergen. After giving effect to the Transaction, the Company beneficially owns approximately 28.4% of AmerisourceBergen’s outstanding common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q. See Note 20 Subsequent events to the Consolidated Condensed Financial Statements for further information.

The Disposal Group met the criteria to be reported as discontinued operations. Therefore, the related assets, liabilities and operating results of the Disposal Group are reported as discontinued operations for all periods presented.

In connection with the closing of the Transaction, the Company and AmerisourceBergen also agreed to (i) a three-year extension through 2029 of the U.S. pharmaceutical distribution agreement pursuant to which branded and generic pharmaceutical products are sourced from AmerisourceBergen in the U.S., (ii) a three-year extension of the agreement, that provides AmerisourceBergen the ability to access generics pharmaceutical products through Walgreens Boots Alliance Development GmbH, the Company’s global sourcing enterprise, (iii) a distribution agreement pursuant to which AmerisourceBergen will supply branded and generic pharmaceutical products to the Company’s Boots UK business following the closing of the Transaction and (iv) explore a series of strategic initiatives designed to create incremental growth and efficiencies in sourcing, logistics and distribution.

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

WBA Q3 2021 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

In July 2020, the Company and VillageMD announced an expansion of their partnership and the intent to open 500 to 700 clinics over a five-year period, supported by the Company’s investment in VillageMD over three years of $1.0 billion in equity and convertible debt, which included an initial $250 million equity investment. The Company completed the remaining $750 million investment during the nine months ended May 31, 2021, which allows the Company to increase the minimum number of clinics to 600 and expand the rollout at a faster pace.

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

Estimated COVID-19 impacts and uncertainties
COVID-19 has severely impacted, and is expected to continue to impact, the economies of the U.S., the UK and other countries around the world. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, all of which have been adversely affected and may again adversely affect our industries and our business operations. Further, financial and credit markets have experienced and may again experience volatility. Policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, temporary closure or reduced hours of operation of certain store locations in U.S., the UK and other countries, reduced customer traffic and sales in our retail pharmacies and the adoption of work-from-home policies.

COVID-19 continued to affect global economic conditions during the three months ended May 31, 2021. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business. As COVID-19 impacts the economies of the U.S., the UK and other countries around the world, the Company has put preparedness plans in place at our facilities to maintain continuity of our operations, while also taking steps to keep our team members healthy and safe.

WBA Q3 2021 Form 10-Q	41

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

During the three months ended May 31, 2021, sales growth within the United States segment was aided by the acceleration of COVID-19 vaccination rollout and retail recovery as store traffic accelerated with key markets continuing to reopen. The International segment experienced a rebound in retail sales resulting from the phased reopening of the UK high street and less severe COVID-19 restrictions. However, store transactions remain below pre-COVID-19 levels due to the slower pace of reopening in the UK. The Company incurred labor and other costs related to the vaccination program and continued to take measures to keep stores open, incurring incremental selling, general and administrative expenses to safeguard store environments. The Company continued to take certain actions during the three months ended May 31, 2021 to partly mitigate the impact of COVID-19 through cost containment across the International segment, including reducing rent at some locations.

The Company continues to play a critical role in fighting the COVID-19 pandemic. To continue to work with customers and manage through the pandemic, the Company launched a COVID-19 testing program in fiscal 2020. Since the launch of the program, the Company has administered more than 8 million COVID-19 tests in the U.S. as part of its Test & Protect efforts, including over-the counter self tests. In the International segment, Boots administered more than 3 million COVID-19 tests in the UK, mostly undertaken in partnership with the National Health Service (“NHS”). Boots UK also have a growing private test offering with several at home and in-store tests available, in addition to testing partnerships with several major airlines.

The Company has worked with the Centers for Disease Control and Prevention (“CDC”), U.S. Department of Health and Human Services (“HHS”) and the U.S. government to help administer COVID-19 vaccines to high priority groups, including long-term care facility residents and staff. The United States segment also expanded vaccination models to ensure convenient access, including same-day and walk-in appointments, mobile clinics, employer partnerships and extended hours at over 4,000 locations. As of the date of this report, the United States segment has provided more than 25 million, COVID-19 vaccination, including 17 million in the three months ended May 31, 2021. The Company expects a lower level of COVID-19 vaccination in the three months ending August 31, 2021 compared to the three months ended May 31, 2021.

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

WBA Q3 2021 Form 10-Q	42

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

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its generally accepted accounting principles in the U.S. (“GAAP”) financial results of approximately $2.1 billion to $2.3 billion, subject to approval, of which $1.8 billion to $2.0 billion are expected to be recorded as exit and disposal activities. The Company estimates that approximately 85% of the cumulative pre-tax charges will be associated with cash expenditures, primarily related to employee severance and business transition costs, IT transformation costs and lease and real estate payments.

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

Since the inception of the Transformational Cost Management Program to May 31, 2021, the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $1.4 billion, of which $1.2 billion are recorded as exit and disposal activities. See Note 4 Exit and disposal activities, to the Consolidated Condensed Financial Statements for additional information. These charges included $293 million related to lease obligations and other real estate costs, $245 million in asset impairments, $517 million in employee severance and business transition costs, $153 million of information technology transformation and other exit costs and $175 million other IT costs.

Costs from continuing operations under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses for the three and nine months ended May 31, 2021 and May 31, 2020, were as follows (in millions):

WBA Q3 2021 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended May 31, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$15	$6	$—	$21
Asset impairments	5	9	—	14
Employee severance and business transition costs	(19)	2	14	(2)
Information technology transformation and other exit costs	1	10		11
Total pre-tax exit and disposal costs	$2	$27	$14	$44
Other IT transformation costs	10	6	—	16
Total pre-tax costs	$13	$33	$14	$60

Nine months ended May 31, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$56	$6	$—	$62
Asset impairment	9	10	—	19
Employee severance and business transition costs	92	36	44	172
Information technology transformation and other exit costs	14	11	1	26
Total pre-tax exit and disposal charges	$172	$63	$44	$279
Other IT transformation costs	42	17	—	59
Total pre-tax charges	$213	$80	$44	$338

Three months ended May 31, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$170	$3	$—	$173
Asset impairments	19	10	—	29
Employee severance and business transition costs	47	(2)	11	56
Information technology transformation and other exit costs	17	16	—	33
Total pre-tax exit and disposal costs	$253	$27	$11	$290
Other IT transformation costs	17	4	—	20
Total pre-tax costs	$269	$30	$11	$310

Nine months ended May 31, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$179	$5	$—	$184
Asset impairment	31	13	—	44
Employee severance and business transition costs	111	33	18	162
Information technology transformation and other exit costs	27	26	12	65
Total pre-tax exit and disposal charges	$348	$76	$31	$455
Other IT transformation costs	43	11	—	53
Total pre-tax charges	$390	$87	$31	$508

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary note regarding forward-looking statements” below.

WBA Q3 2021 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
INVESTMENT IN AMERISOURCEBERGEN
As of May 31, 2021, the Company owned 56,854,867 shares of AmerisourceBergen common stock, representing approximately 27.7% of its outstanding common stock based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q, and may, subject to certain conditions, acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market.

The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings (loss) attributable to the investment classified within the operating income of the Company’s United States segment. During the nine months ended May 31, 2021, the Company recognized equity losses in AmerisourceBergen of $1,196 million, which included a loss of $1,373 million recognized during the three months ended November 30, 2020. These equity losses were primarily due to AmerisourceBergen recognition of $5.6 billion, net of tax, and charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.

On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen pursuant to which AmerisourceBergen agreed to purchase the majority of the Company's pharmaceutical wholesale operations, as well as a portion of the Company’s retail pharmacy international businesses in Europe among other assets, for $6.275 billion in cash (subject to customary purchase price adjustments) and 2 million shares of common stock of AmerisourceBergen. On June 1, 2021 the Company completed the previously announced sale of the Company's Alliance Healthcare business per the Share Purchase Agreement with AmerisourceBergen. After giving effect to the Transaction, the Company beneficially owns approximately 28.4% of AmerisourceBergen’s outstanding common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q. See Recent developments above and Note 2 Discontinued operations to the Consolidated Condensed Financial Statements for additional information.

The financial performance of AmerisourceBergen will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. These considerations may materially and adversely affect the Company’s financial condition and results of operations.

For more information, see Note 6 Equity method investments to the Consolidated Condensed Financial Statements.

WBA Q3 2021 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Sales	$34,030	$30,364	$98,247	$91,612
Gross profit	7,153	5,959	20,564	19,753
Selling, general and administrative expenses	6,116	7,884	17,936	19,663
Equity earnings (loss) in AmerisourceBergen	97	243	(1,196)	284
Operating income (loss)	1,134	(1,683)	1,432	374
Adjusted operating income (Non-GAAP measure)[1]	1,459	798	3,881	3,724
Earnings (loss) before interest and income tax provision	1,294	(1,715)	1,905	407
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	1,105	(1,794)	1,636	(157)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)[1]	1,194	618	3,237	2,985
Diluted net earnings (loss) per common share - continuing operations (GAAP)	1.27	(2.05)	1.89	(0.18)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)[1]	1.38	0.71	3.74	3.37

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Sales	12.1	0.1	7.2	1.4
Gross profit	20.0	(14.4)	4.1	(7.7)
Selling, general and administrative expenses	(22.4)	35.4	(8.8)	12.0
Operating income	NM	NM	282.6	(90.5)
Adjusted operating income (Non-GAAP measure)[1]	82.9	(50.0)	4.2	(26.2)
Earnings before interest and income tax provision	NM	NM	368.3	(90.3)
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	NM	NM	NM	NM
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)[1]	93.1	(50.4)	8.4	(25.0)
Diluted net earnings per common share - continuing operations (GAAP)	NM	NM	NM	NM
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)[1]	95.1	(48.4)	10.7	(21.1)

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Gross margin	21.0	19.6	20.9	21.6
Selling, general and administrative expenses	18.0	26.0	18.3	21.5

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2021 Form 10-Q	46

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
NM - Not meaningful. Percentage increases/decreases when one period includes income and other period includes loss are considered not meaningful.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings from continuing operations
Net earnings attributable to the Company for the three months ended May 31, 2021 was $1.1 billion compared to net loss of $1.8 billion for the prior year quarter. Diluted net earnings per share was $1.27 compared to diluted net loss per share of $2.05 for the prior year quarter. The increases in net earnings and diluted net earnings per share are primarily due to $2.0 billion non-cash impairment charges in the International segment, related to goodwill and intangible assets in the prior year period, increased operating income in the United States and International Segments and earnings related to the Company's equity method investment in HC Group Holdings I, LLC (“HC Group Holdings”) partially offset by higher effective tax rate in the quarter.

Net earnings attributable to the Company for the nine months ended May 31, 2021 was $1.6 billion compared to net loss of $157 million for the prior year period. Diluted net earnings per share was $1.89 compared to diluted net loss per share of $0.18 for the prior year period. The increases in net earnings and diluted net earnings per share are primarily due to $2.0 billion non-cash impairment charges in the International segment, related to goodwill and intangible assets in the prior year period, earnings related to the Company's equity method investee HC Group Holdings and gain on partial sale of ownership interest in Option Care Health by the Company's equity method investee HC Group Holdings partially offset by equity losses in AmerisourceBergen of $1.4 billion during the three months ended November 30, 2020.

Other income for the three and nine months ended May 31, 2021 was $159 million and $473 million respectively. Other income for the three and nine months ended May 31, 2020 was an expense of $32 million and an income of $32 million respectively. Increase in Other income is mainly due to a partial sale of ownership interest in Option Care Health by the Company's equity method investee HC Group Holdings.

Interest was a net expense of $545 million and $817 million for the three and nine months ended May 31, 2021, respectively, compared to $148 million and $463 million for the three and nine months ended May 31, 2020, respectively. The increases in interest expense included $419 million related to the early extinguishment of debt related to Company's cash tender offer to partially purchase and retire $3.3 billion of long-term debt in advance of its maturity.

The effective tax rate for the three months ended May 31, 2021 was 32.8%, compared to 2.3% for the three months ended May 31, 2020. The tax rate for the current period includes a discrete tax expense on equity earnings of $576 million from HC Group Holdings. The effective tax rate for the prior period reflects a tax benefit on a pretax loss and is primarily driven by the impact of a non-deductible goodwill impairment charge. The effective tax rate for the nine months ended May 31, 2021 was 7.4% compared to 230.0% in prior period, primarily due to the discrete tax effect of equity losses in AmerisourceBergen, partially offset by the tax effect of equity earnings of HC Group Holdings.

Adjusted net earnings from continuing operations (Non-GAAP measure)
Adjusted net earnings attributable to the Company for the three months ended May 31, 2021 increased 93.1% compared with the prior year quarter to $1.2 billion. Adjusted diluted net earnings per share increased 95.1% compared with the year-ago quarter to $1.38. Adjusted diluted net earnings and adjusted diluted net earnings per share were both positively impacted by 1.5 percentage points, respectively, as a result of currency translation.

The increases in adjusted net earnings and adjusted diluted net earnings per share for the three months ended May 31, 2021 primarily reflect strong adjusted gross profit growth across both pharmacy and retail in the United States and a rebound in International sales and profitability due to less severe COVID-19 restrictions in the UK. Adjusted diluted net earnings per share for the three months ended May 31, 2021 benefited from a lower number of shares outstanding compared with the prior year quarter. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Adjusted net earnings attributable to the Company for the nine months ended May 31, 2021 increased 8.4% compared with the prior year period to $3.2 billion. Adjusted diluted net earnings per share increased compared with the year-ago period 10.7% to $3.74. Adjusted diluted net earnings and adjusted diluted net earnings per share were both positively impacted by 0.8 percentage points as a result of currency translation.

WBA Q3 2021 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The increases in adjusted net earnings and adjusted diluted net earnings per share for the nine months ended May 31, 2021 primarily reflect growth in operating income due to less severe impacts from COVID-19 and lower interest expense. Adjusted diluted net earnings per share for the nine months ended May 31, 2021 benefited from a lower number of shares outstanding compared with the prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Sales	$28,743	$27,357	$83,250	$80,734
Gross profit	6,093	5,275	17,434	16,816
Selling, general and administrative expenses	4,971	4,990	14,695	14,595
Equity earnings (loss) in AmerisourceBergen	97	243	(1,196)	284
Operating income	1,219	528	1,543	2,505
Adjusted operating income (Non-GAAP measure)[1]	1,471	979	3,789	3,704
Number of prescriptions[2]	214.1	196.9	613.9	623.2
30-day equivalent prescriptions[2,3]	312.1	287.0	898.1	877.7
Number of locations at period end	8,992	9,095	8,992	9,095

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Sales	5.1	3.2	3.1	2.9
Gross profit	15.5	(9.7)	3.7	(6.4)
Selling, general and administrative expenses	(0.4)	4.0	0.7	1.3
Operating income	130.8	(48.5)	(38.4)	(31.6)
Adjusted operating income (Non-GAAP measure)[1]	50.3	(32.6)	2.3	(19.2)

Comparable sales[4]	6.4	3.1	4.1	2.5
Pharmacy sales	6.3	4.6	5.1	4.3
Comparable pharmacy sales[4]	8.4	3.5	6.0	3.3
Retail sales	1.4	(0.7)	(2.6)	(1.0)
Comparable retail sales[4]	1.7	2.1	(0.5)	0.7
Comparable number of prescription[2,4]	9.8	(5.8)	—	(1.2)
Comparable 30-day equivalent prescriptions[2,3,4]	9.8	0.4	3.8	2.7

WBA Q3 2021 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Gross margin	21.2	19.3	20.9	20.8
Selling, general and administrative expenses	17.3	18.2	17.7	18.1

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
4Comparable sales are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions and comparable number of 30-day equivalent prescriptions refer to total sales, pharmacy sales, retail sales, number of prescriptions and number of 30-day equivalent prescriptions, respectively. Comparable retail sales for previous periods have been restated to include e-commerce sales. The method of calculating comparable sales varies across the retail industry and our method of calculating comparable sales may not be the same as other retailers’ methods.

Sales for the three months ended May 31, 2021 and May 31, 2020
The United States segment's sales for the three months ended May 31, 2021 increased 5.1% compared with the year-ago quarter to $28.7 billion. Sales in comparable stores increased 6.4% compared with the year-ago quarter.

Pharmacy sales increased 6.3% for the three months ended May 31, 2021 and represented 75.7% of the segment’s sales. The increase is primarily due to higher brand inflation, COVID-19 vaccination volume and increased prescription volume partially offset by higher generic utilization and lower reimbursement. In the year-ago quarter, pharmacy sales increased 4.6% and represented 74.9% of the segment’s sales. Comparable pharmacy sales increased 8.4% for the three months ended May 31, 2021 compared to increase of 3.5% in the year-ago quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.5% in the three months ended May 31, 2021 compared to a reduction of 2.7% in the year-ago quarter. The effect of generics mix on segment sales caused a reduction of 0.4% for the three months ended May 31, 2021 compared to a reduction of 1.9% for the year-ago quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.5% of prescription sales for the three months ended May 31, 2021 compared to 95.4% in the year-ago quarter. The total number of prescriptions (including immunizations) filled for the three months ended May 31, 2021 was 214.1 million compared to 196.9 million in the year-ago quarter. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 312.1 million in the three months ended May 31, 2021 compared to 287.0 million in the year-ago quarter.

Retail sales for the three months ended May 31, 2021 increased 1.4%, including the impact of the store closures, and were 24.3% of the segment’s sales. In the year-ago quarter, retail sales decreased 0.7% and comprised 25.1% of the segment’s sales. Comparable retail sales increased 1.7% in the three months ended May 31, 2021 compared to increase of 2.1% in the year-ago quarter. The increase in the current quarter is driven primarily by an increase in health and wellness excluding cough, cold and flu and beauty categories reflecting mass personalization and improved traffic trends partially offset by a decline in consumables and general merchandise categories.

Operating income for the three months ended May 31, 2021 and May 31, 2020
The United States segment’s operating income for the three months ended May 31, 2021 increased 130.8% to $1.2 billion including $97 million from the Company’s share of equity earnings in AmerisourceBergen. The increase was primarily driven by higher gross profit from pharmacy reflecting improved pharmacy margin entirely due to product mix from COVID-19 vaccinations, and higher gross profit from retail reflecting favorable product mix, higher costs related to Transformational Cost Management program in the year ago quarter, partially offset by incremental costs related to the vaccination program.

WBA Q3 2021 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Gross margin was 21.2% for the three months ended May 31, 2021 compared to 19.3% in the year-ago quarter. Gross margin was positively impacted in the current quarter by increased pharmacy margin due to favorable mix from vaccinations and retail margin expansion due to product mix.

Selling, general and administrative expenses as a percentage of sales were 17.3% in the three months ended May 31, 2021 compared to 18.2% in the year-ago quarter. As a percentage of sales, expenses were lower in the current quarter primarily due to higher costs related to Transformational Cost Management Program in the year ago quarter and savings this year from Transformational Cost Management program partially offset by incremental COVID-19 related costs, mainly related to the vaccination program as well as higher growth investments.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2021 and May 31, 2020
The United States segment’s adjusted operating income, which included $145 million from the Company’s share of adjusted earnings in AmerisourceBergen, was $1.5 billion for the three months ended May 31, 2021, an increase of 50.3% from the year-ago quarter. The increase was primarily driven by higher gross profit from pharmacy reflecting improved pharmacy margin entirely due to product mix from COVID-19 vaccinations, and higher gross profit from retail reflecting favorable product mix and costs savings from the Transformational Cost Management Program, offset by costs related to the COVID-19 vaccination program and higher growth investments. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2021 and May 31, 2020
The United States segment’s sales for the nine months ended May 31, 2021 increased 3.1% compared with the year-ago period to $83.3 billion. Sales in comparable stores increased 4.1% compared with the year-ago period.

Pharmacy sales increased 5.1% for the nine months ended May 31, 2021 and represented 75.8% of the segment’s sales. The increase is primarily due to higher brand and generic inflation and COVID-19 vaccination partially offset by pharmacy reimbursements and COVID-19 impacts. In the year-ago period, pharmacy sales increased 4.3% and represented 74.4% of the segment’s sales. Comparable pharmacy sales increased 6.0% for the nine months ended May 31, 2021 compared to increase of 3.3% in the year-ago period. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.4% in the nine months ended May 31, 2021 compared to a reduction of 2.6% in the year-ago period. The effect of generics mix on segment sales caused a reduction of 0.3% for the nine months ended May 31, 2021 compared to a reduction of 1.8% for the year-ago period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.5% of prescription sales for the nine months ended May 31, 2021 compared to 97.2% in the year-ago period. The total number of prescriptions (including immunizations) filled for the nine months ended May 31, 2021 was 613.9 million compared to 623.2 million in the year-ago period. Prescriptions (including immunizations) filled adjusted to 30-day equivalents were 898.1 million in the nine months ended May 31, 2021 compared to 877.7 million in the year-ago period.

Retail sales for the nine months ended May 31, 2021 decreased 2.6% and were 24.2% of the segment’s sales. In the year-ago period, retail sales decreased 1.0% and comprised 25.6% of the segment’s sales. Comparable retail sales decreased 0.5% in the nine months ended May 31, 2021 compared to increase of 0.7% in the year-ago period. The decrease in the current period was driven by slight declines in discretionary categories.

Operating income for the nine months ended May 31, 2021 and May 31, 2020
The United States segment’s operating income for the nine months ended May 31, 2021 decreased 38.4% compared to the year-ago period to $1.5 billion, including a loss of $1.2 billion from the Company’s share of equity earnings in AmerisourceBergen. Excluding the Company's share of equity earnings in AmerisourceBergen, the increase was primarily due to cost savings from the Transformation Cost Management Program.

Gross margin was 20.9% for the nine months ended May 31, 2021 compared to 20.8% in the year-ago period. Gross margin was impacted in the current fiscal year by pharmacy margins, which includes adverse impact of specialty, and higher retail margins.

Selling, general and administrative expenses as a percentage of sales were 17.7% in the nine months ended May 31, 2021 compared to 18.1% in the year-ago period. As a percentage of sales, expenses were lower in the current period primarily due to savings related to the Transformational Cost Management Program partially offset by incremental COVID-19 related costs, mainly related to the vaccination program as well as higher growth investments.

WBA Q3 2021 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2021 and May 31, 2020
The United States segment’s adjusted operating income was $3.8 billion and $3.7 billion for the nine months ended May 31, 2021 and May 31, 2020, respectively. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Sales	$5,288	$3,008	$14,998	$10,878
Gross profit	1,060	684	3,130	2,936
Selling, general and administrative expenses	1,025	2,835	2,949	4,895
Operating income (loss)	36	(2,151)	181	(1,960)
Adjusted operating income (loss) (Non-GAAP measure)[1]	94	(135)	326	155

Number of locations at period end	4,062	4,265	4,062	4,265

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Sales	75.8	(21.1)	37.9	(8.1)
Gross profit	55.0	(38.8)	6.6	(14.5)
Selling, general and administrative expenses	(63.9)	183.9	(39.8)	61.3
Operating income (loss)	NM	NM	NM	NM
Adjusted operating income (loss) (Non-GAAP measure)[1]	NM	NM	109.7	(72.5)

Comparable sales in constant currency[2]	21.0	(22.8)	0.7	(8.2)
Pharmacy sales	15.2	(11.5)	5.2	(4.6)
Comparable pharmacy sales in constant currency[2]	6.0	(2.2)	4.8	(0.1)
Retail sales	55.9	(44.6)	(0.1)	(16.4)
Comparable retail sales in constant currency[2]	35.7	(36.1)	(1.9)	(12.5)

WBA Q3 2021 Form 10-Q	51

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Gross margin	20.1	22.7	20.9	27.0
Selling, general and administrative expenses	19.4	94.3	19.7	45.0

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Comparable sales in constant currency are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. Comparable sales in constant currency exclude wholesale sales. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency refer to total sales, pharmacy sales and retail sales, respectively. Comparable retail sales in constant currency for previous periods have been restated to include e-commerce sales. The method of calculating comparable sales in constant currency varies across the retail industry and our method of calculating comparable sales in constant currency may not be the same as other retailers’ methods.

NM - Not meaningful. Percentage increases/decreases when one period includes income and other period includes loss are considered not meaningful.

Sales for the three months ended May 31, 2021 and May 31, 2020
The International segment’s sales for the three months ended May 31, 2021 increased 75.8% from the year-ago quarter to $5.3 billion, resulting from an increase in the Company’s combined wholesale and distribution business in Germany which were consolidated as of November 2020. The favorable impact of currency translation was 17.1 percentage points. Comparable sales, which exclude pharmaceutical wholesale sales in Germany, increased 21.0%, mainly due to higher sales in Boots UK and Republic of Ireland driven by recovery in store foot traffic as COVID-19 restrictions eased.

Pharmacy sales increased 15.2% in the three months ended May 31, 2021 and represented 18.1% of the segment’s sales. The favorable impact of currency translation on pharmacy sales was 13.0 percentage points. Comparable pharmacy sales increased 6.0% from the year-ago quarter primarily due to stronger pharmacy services, and favorable timing of National Health Service (“NHS”) reimbursement in the UK as well as growth in Mexico, partially offset by the impact of lower prescription volumes in the UK.

Retail sales increased 55.9% for the three months ended May 31, 2021 and represented 27.4% of the segment’s sales. The favorable impact of currency translation on retail sales was 17.0 percentage points. Comparable retail sales increased 35.7%, from the year-ago quarter reflecting higher Boots UK and Republic of Ireland retail sales driven by recovery in store foot traffic as COVID-19 restrictions eased, as well as strong performance of Boots.com.

Operating income for the three months ended May 31, 2021 and May 31, 2020
The International segment’s operating income for the three months ended May 31, 2021 was $36 million, compared to a loss of $2.2 billion in the year-ago quarter. The increase was primarily due to goodwill and intangible asset impairment charges in the Boots reporting unit in the year ago quarter, higher gross profit attributable to higher sales from less severe COVID-19 restrictions in the UK, as well as decisive cost management actions and strong performance of Boots.com.

Gross profit increased 55.0% from the year-ago quarter. Gross profit was favorably impacted by 16.3 percentage points ($111 million) of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales in the UK as a result of the recovery in store foot traffic as COVID-19 restrictions eased, as well as incremental gross profit associated with the Germany combined business.

Selling, general and administrative expenses decreased 63.9% from the year-ago quarter. Expenses were impacted by 3.8 percentage points ($108 million) as a result of currency translation. Excluding the impact of currency translation, the decrease was mainly due to goodwill and intangible asset impairment charges in the Boots reporting unit in the year ago quarter, cost

WBA Q3 2021 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
savings from the Transformational Cost Management Program, partly offset by lower short term mitigation actions as COVID-19 restrictions eased and higher selling, general and administrative expenses associated with the Germany combined business. As a percentage of sales, selling, general and administrative expenses were 19.4% in the three months ended May 31, 2021 compared to 94.3% in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2021 and May 31, 2020
International segment’s adjusted operating income for the three months ended May 31, 2021 was $94 million, an increase of $229 million compared with the year-ago quarter. Adjusted operating income was positively impacted by 5.1 percentage points ($7 million) of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily due to higher sales as a result of the recovery in store foot traffic as COVID-19 restrictions eased, strong performance of Boots.com and decisive cost mitigation actions. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2021 and May 31, 2020
The International segment’s sales for the nine months ended May 31, 2021, increased 37.9% compared to the prior year period to $15.0 billion, resulting from an increase from the Company’s combined wholesale and distribution business in Germany which were consolidated as of November 2020. Sales were favorably impacted in the period by 9.6 percentage points ($1.0 billion) as a result of currency translation. Comparable sales in constant currency, which exclude pharmaceutical wholesale sales in Germany, increased 0.7%, primarily due to growth in Ireland and Mexico partially offset by lower sales in Boots UK, including adverse COVID-19 impacts.

Pharmacy sales increased 5.2% for the nine months ended May 31, 2021 compared to the prior year period and represented 18.6% of the segment’s sales. The favorable impact of currency translation on pharmacy sales in the period was 5.8 percentage points. Comparable pharmacy sales in constant currency increased 4.8% from the prior year period primarily due to favorable timing of NHS reimbursement and stronger pharmacy services in the UK, and pharmacy volumes in Mexico. This is partially offset by lower prescription volume in the UK.

Retail sales decreased 0.1% for the nine months ended May 31, 2021 compared to the prior year period and represented 30.7% of the segment’s sales. The favorable impact of currency translation on retail sales in the period was 5.6% percentage points. Comparable retail sales in constant currency decreased 1.9% from the prior year period reflecting lower store retail sales in Boots UK, including COVID-19 impacts, partially offset by higher retail sales in Ireland as well as the ongoing strong performance of Boots.com.

Operating income for the nine months ended May 31, 2021 and May 31, 2020
The International segment’s operating income for the nine months ended May 31, 2021 was $181 million, compared to an operating loss in the prior year period of $2.0 billion. The increase was primarily due to goodwill and intangible asset impairment charges in the Boots reporting unit in the year ago period, decisive cost management actions and strong performance of Boots.com, partly offset by lower sales from lower store foot traffic from the relative duration of COVID-19 restrictions.

Gross profit increased 6.6% from the prior year period. Gross profit in the period was favorably impacted by 6.5 percentage points ($190 million) as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to incremental gross profit associated with the Germany combined business and favorable timing of NHS reimbursement, largely offset by lower retail sales in Boots UK.

Selling, general and administrative expenses decreased 39.8% from the prior year period. Expenses in the period were adversely impacted by 3.6 percentage points ($177 million) as a result of currency translation. Excluding the impact of currency translation, the decrease was largely due to goodwill and intangible asset impairment charges in the Boots reporting unit in the prior year period, cost savings from the Transformational Cost Management Program and short term cost mitigation, partly offset by higher selling, general and administrative expenses associated with the Germany combined business. As a percentage of sales, selling, general and administrative expenses were 19.7% in the nine months ended May 31, 2021 compared to 45.0% in the prior year period.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2021 and May 31, 2020
The International segment’s adjusted operating income for the nine months ended May 31, 2021 increased compared to the prior year period to $326 million. Adjusted operating income in the period was positively impacted by 12.0 percentage points

WBA Q3 2021 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
($19 million) as a result of currency translation. Excluding the impact of currency translation, the increase was mainly due to decisive cost mitigation actions and strong performance of Boots.com, partially offset by the impact of lower store foot traffic, compared to the prior year period. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NON-GAAP MEASURES

The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the rules of the SEC, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. See notes to the “Net Earnings (loss) From Continuing Operations (GAAP)” to “Adjusted diluted net earnings per common share (Non-GAAP measure)” reconciliation table for definitions of non-GAAP financial measures and related adjustments presented below.

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

NON-GAAP RECONCILIATION

	(in millions)
	Three months ended May 31, 2021
	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$1,219	$36	$(120)	$1,134
Adjustments to equity earnings (loss) in AmerisourceBergen	48	—	—	48
Acquisition-related amortization	138	20	—	158
Transformational cost management	12	33	14	60
LIFO provision	51	—	—	51
Acquisition-related costs	3	5	1	9
Adjusted operating income (loss) (Non-GAAP measure)	$1,471	$94	$(105)	$1,459

WBA Q3 2021 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	(in millions)
	Three months ended May 31, 2020
	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$528	$(2,151)	$(60)	$(1,683)
Adjustments to equity earnings (loss) in AmerisourceBergen	(105)	—	—	(105)
Acquisition-related amortization	77	16	—	94
Transformational cost management	269	30	11	310
LIFO provision	29	—	—	29
Acquisition-related costs	64	1	3	68
Impairment of goodwill and intangible assets	32	1,969	—	2,001
Store optimization	10	—	—	10
Store damage and inventory losses	75	—	—	75
Adjusted operating income (loss) (Non-GAAP measure)	$979	$(135)	$(46)	$798

	(in millions)
	Nine months ended May 31, 2021
	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$1,543	$181	$(292)	$1,432
Adjustments to equity earnings (loss) in AmerisourceBergen	1,575	—	—	1,575
Acquisition-related amortization	311	56	—	367
Transformational cost management	213	80	44	338
LIFO provision	85	—	—	85
Certain legal and regulatory accruals and settlements	60	—	—	60
Acquisition-related costs	2	8	14	25
Adjusted operating income (loss) (Non-GAAP measure)	$3,789	$326	$(233)	$3,881

	(in millions)
	Nine months ended May 31, 2020
	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$2,505	$(1,960)	$(171)	$374
Transformational cost management	390	86	31	508
Acquisition-related amortization	233	58	—	290
LIFO provision	90	—	—	90
Acquisition-related costs	284	2	5	291
Store optimization	49	—	—	49
Adjustments to equity earnings (loss) in AmerisourceBergen	47	—	—	47
Store damage and inventory losses	75	—	—	75
Impairment of goodwill and intangible assets	32	1,969	—	2,001
Adjusted operating income (loss) (Non-GAAP measure)	$3,704	$155	$(135)	$3,724

WBA Q3 2021 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	(in millions)
	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
Net Earnings (loss) From Continuing Operations (GAAP)	$1,105	$(1,794)	$1,636	$(157)

Adjustments to Operating income (loss):
Adjustments to equity earnings (loss) in AmerisourceBergen [1]	48	(105)	1,575	47
Acquisition-related amortization [2]	158	94	367	290
Transformational cost management [3]	60	310	338	508
Certain legal and regulatory accruals and settlements [4]	—	—	60	—
LIFO provision [5]	51	29	85	90
Acquisition-related costs [6]	9	68	25	291
Impairment of goodwill and intangible assets [12]	—	2,001	—	2,001
Store optimization [3]	—	10	—	49
Store damage and inventory losses [13]	—	75	—	75
Total adjustments to operating income	325	2,481	2,449	3,350

Adjustments to Other income (expense):
Net investment hedging (gain) loss [7]	5	(2)	6	(6)
Impairment of equity method investment	—	71	—	71
Gain on sale of equity method investment [8]	(98)	—	(290)	(1)
Total adjustments to other income (expense)	(94)	69	(284)	64

Adjustments to interest expense, net:
Early debt extinguishment [11]	419	—	419	—
Total adjustments to interest expense, net	419	—	419	—

Adjustments to income tax provision (benefit):
U.S. tax law changes [9]	—	—	—	(6)
Tax impact of adjustments [9]	10	(180)	(104)	(350)
Equity method non-cash tax [9]	17	53	(309)	52
Total adjustments to income tax provision (benefit)	27	(127)	(412)	(303)

Adjustments to post tax equity earnings from other equity method investments:
Adjustments to equity earnings in other equity method investments [10]	(557)	3	(520)	47
Total adjustments to post tax equity earnings from other equity method investments	(557)	3	(520)	47

Adjustments to net (loss) attributable to noncontrolling interests:
Transformational cost management [3]	—	—	2	—
Impairment of goodwill and intangible assets [12]	—	(14)	—	(14)
LIFO provision [5]	(1)	—	(7)	—
Acquisition-related amortization [2]	(30)	—	(46)	—
Total adjustments to net (loss) attributable to noncontrolling interests	(30)	(14)	(50)	(14)

WBA Q3 2021 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjusted net earnings attributable to Continuing Operations (Non-GAAP measure)	$1,194	$618	$3,237	$2,985

Net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (GAAP)	92	86	279	241
Acquisition-related amortization [2]	—	19	28	57
Acquisition-related costs [6]	39	—	49	—
Transformational cost management [3]	(8)	4	1	15
Tax impact of adjustments [9]	(5)	(4)	(15)	(11)
Total adjustments to net earnings (loss) attributable to Walgreens Boots Alliance, Inc. - discontinued operations	$26	$19	$62	$61

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (Non-GAAP measure)	$119	$105	$342	$303

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,313	$723	$3,579	$3,288

Diluted net earnings per common share - continuing operations (GAAP) [14]	$1.27	$(2.05)	$1.89	$(0.18)
Adjustments to operating income	0.38	2.83	2.83	3.79
Adjustments to other income (expense)	(0.11)	0.08	(0.33)	0.07
Adjustments to interest expense, net	0.48	—	0.48	—
Adjustments to income tax provision (benefit)	0.03	(0.14)	(0.48)	(0.34)
Adjustments to earnings from other equity method investments[10]	(0.64)	—	(0.60)	0.05
Adjustments to net earnings (loss) attributable to noncontrolling interests	(0.03)	(0.02)	(0.06)	(0.02)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)	$1.38	$0.71	$3.74	$3.37

Diluted net earnings per common share - discontinued operations (GAAP)	$0.11	$0.10	$0.32	$0.27
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. – discontinued operations	0.03	0.02	0.07	0.07
Adjusted diluted net earnings per common share - discontinued operations (Non-GAAP measure)	$0.14	$0.12	$0.39	$0.34

Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.51	$0.83	$4.13	$3.72

Weighted average common shares outstanding, diluted (in millions) [15]	867.0	876.1	866.2	884.7

WBA Q3 2021 Form 10-Q	57

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

1	Adjustments to equity earnings (loss) in AmerisourceBergen consist of the Company’s proportionate share of non-GAAP adjustments reported by AmerisourceBergen consistent with the Company’s non-GAAP measures. The Company recognized equity losses in AmerisourceBergen of $1,373 million during the three months ended November 30, 2020. These equity losses are primarily due to AmerisourceBergen's recognition of $5.6 billion, net of tax, charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.
2	Acquisition-related amortization includes amortization of acquisition-related intangible assets and inventory valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangibles assets such as customer relationships, trade names, trademarks and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within selling, general and administrative expenses. Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of the inventory reflects cost of acquired inventory and a portion of the expected profit margin. The acquisition-related inventory valuation adjustments excludes the expected profit margin component from cost of sales recorded under the business combination accounting principles.
3	Transformational Cost Management Program and Store Optimization Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within selling, general and administrative expenses. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
4	Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within selling, general and administrative expenses.
5	The Company’s United States segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the United States segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
6	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities. These costs include all charges incurred on certain mergers, acquisition and divestitures related activities, for example, including costs related to integration efforts for successful merger, acquisition and divestitures activities. These charges are primarily recorded within selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.
7	Gain or loss on certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within other income (expense). We do not believe this volatility related to mark-to-market adjustment on the underlying derivative instruments reflects the Company’s operational performance.
8	Includes significant gain on sale of equity method investment. During the three and nine months ended May 31, 2021, the Company recorded a gain of $98 million and $290 million respectively, in Other income due to a partial sale of ownership interests in Option Care Health by the Company's equity method investee HC Group Holdings.
9	Adjustments to income tax provision include adjustments to the GAAP basis tax provision commensurate with non-GAAP adjustments and certain discrete tax items including U.S. tax law changes and equity method non-cash tax. These charges are recorded within income tax provision (benefit).
10	Adjustments to post tax equity earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded within post tax earnings (loss) from other equity method investments. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees. In the three months ended May 31, 2021 due to partial sales of ownership interests in Option Care Health, our equity method investee HC Group Holdings lost the ability to control Option Care Health and, therefore, deconsolidated Option Care Health in its financial statements. As a result of this deconsolidation, HC Group Holdings recognized a gain of $1.2 billion and the Company recorded its share of equity earnings in HC Group Holdings of $576 million during the three months ended May 31, 2021.
11	Loss on early extinguishment of debt related to the Company's cash tender offers to partially purchase and retire $3.3 billion of long term U.S. denominated notes. The Company excludes these charges to enable a more consistent evaluation of the Company's financial performance.
12	Goodwill and intangible assets arising from acquisition related activities are recorded by the Company following the analysis to determine the fair value of consideration paid and the assignment of fair values to all tangible and intangible assets acquired. Impairment of goodwill and intangible assets do not relate to the ordinary course of the Company’s business. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within selling, general and administrative expenses.
13	Store damage and inventory losses as a result of looting in the U.S., net of insurance recoveries.
14	Due to the anti-dilutive effect resulting from the reported net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the quarterly calculation of weighted-average common shares outstanding for diluted EPS for the three and nine months ended May 31, 2020.
15	Includes impact of potentially dilutive securities in the quarterly calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes for the three and nine months ended May 31, 2020.

WBA Q3 2021 Form 10-Q	58

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

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and restricted cash were $1.8 billion (including $0.7 billion in non-U.S. jurisdictions) as of May 31, 2021, compared to $0.9 billion (including $0.4 billion in non-U.S. jurisdictions) as of May 31, 2020. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

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

Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the nine months ended May 31, 2021 was $4.3 billion, compared to $3.4 billion for the prior year period. The $0.9 billion increase in cash provided by operating activities reflects increase in operating performance and higher cash inflows from trade accounts payable, partially offset by higher cash outflows from accounts receivables. Changes in trade accounts payables and accounts receivables are mainly driven by timing of payments and receipts.

Net cash used for investing activities was $1.3 billion for the nine months ended May 31, 2021 compared to $0.7 billion for the prior year period. The $0.7 billion increase in cash used by investing activities is primarily driven by higher cash outflows from business, investment and asset acquisitions partially offset by higher cash inflows from proceeds from sale of assets. Changes in business, investment and asset acquisitions in the period was primarily driven by acquisition in Innovation Associates and increased investment in VillageMD. Changes in proceeds from sale of assets was primarily driven by partial sale of ownership interest in Option Care Health by the Company's equity method investee HC Group Holdings. Proceeds from sale-leaseback transactions was $0.7 billion for the nine months ended May 31, 2021 compared to $0.6 billion for the prior year period.

For the nine months ended May 31, 2021, additions to property, plant and equipment were $1.0 billion compared to $1.0 billion in the prior year period. Capital expenditures were as follows (in millions):

	Nine months ended May 31,
	2021	2020
United States	$745	$743
International	162	169
Corporate	28	5
Discontinued operations	67	45
Total	$1,001	$962

Significant capital expenditures primarily relate to growth initiatives and information technology projects.

Net cash used for financing activities for the nine months ended May 31, 2021 was $1.9 billion, compared to $3.0 billion in the prior year period. In the nine months ended May 31, 2021 there were $14.3 billion in net debt proceeds primarily from revolving credit facilities described below and commercial paper debt compared to $16.5 billion in net proceeds in the prior year period. In the nine months ended May 31, 2021 there were $11.1 billion in payments of debt made primarily for revolving credit facilities and commercial paper debt compared to $16.9 billion in nine months ended May 31, 2020. Financing activities during the three months ended May 31, 2021 include partial purchase and retirement of $3.3 billion of long term debt using

WBA Q3 2021 Form 10-Q	59

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
proceeds from the $3.8 billion delayed draw term loan. The Company repurchased shares totaling $110 million in the nine months ended May 31, 2021 to support the needs of its employee stock plans compared to $1.4 billion in the prior year period which also included stock repurchase program described below. Cash dividends paid were $1.2 billion during the nine months ended May 31, 2021, compared to $1.3 billion for the prior year period.

The Company expects to fund its working capital needs, capital expenditures, future acquisitions, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements and current cash and investment balances. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds for the Company’s foreseeable working capital needs, capital expenditures, future acquisitions, dividend payments and debt service obligations for at least the next 12 months. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. Additionally, the Company’s cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by COVID-19 and the resulting market volatility and instability. For further information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see Item 1A, Risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

See Item 3, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of May 31, 2021. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company announced that it was suspending activities under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.
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

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily U.S. commercial paper outstanding of $2.3 billion and $2.6 billion at a weighted average interest rate of 0.47% and 2.33% for the nine months ended May 31, 2021 and May 31, 2020, respectively. A subsidiary of the Company had average daily commercial paper outstanding, which was issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program, of £300 million or approximately $424 million at a weighted average interest rate of 0.43% for the nine months ended May 31, 2021. The subsidiary of the Company repaid the commercial paper issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program on May 14, 2021.

Financing actions
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. Borrowings under the August 2018 Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company's credit ratings. As of May 31, 2021, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

WBA Q3 2021 Form 10-Q	60

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
On November 30, 2018, the Company entered into a $1.0 billion credit agreement, consisting of a $500 million senior unsecured revolving credit facility and a $500 million senior unsecured term loan facility, with the lenders from time to time party thereto, on March 25, 2019, the Company entered into an amendment to such credit agreement (such credit agreement as so amended, the “November 2018 Credit Agreement”) reflecting certain changes to the borrowing notice provisions thereto. On April 2, 2020, the Company entered into a second amendment to the November 2018 Credit Agreement (such credit agreement as so further amended, the “Amended November 2018 Credit Agreement”), which amendment became effective as of May 29, 2020. As of May 29, 2020, the $500 million revolving credit facility portion of the November 2018 Credit Agreement was converted into a term loan facility, such that the Amended November 2018 Credit Agreement consists of a $1.0 billion senior unsecured term loan facility. The facility termination date is the earlier of (a) May 29, 2021 and (b) the date of acceleration of all loans under the Amended November 2018 Credit Agreement pursuant to its terms. Borrowings under the Amended November 2018 Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of 1.25% in the case of Eurocurrency rate loans and 0.125% in the case of alternative base rate loans. The November 2018 Credit Agreement was repaid in full on April 23, 2021.

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

On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with an original facility termination date of 364 days following January 31, 2019, subject to extension. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extended the Maturity Date (as defined in the January 2019 364-Day Revolving Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020. Borrowings under the January 2019 364-Day Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the Company's option, the alternate base rate or the Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. The January 2019 364-Day Revolving Credit Agreement was partially terminated in accordance with its terms and conditions, reducing the amount available to $0.5 billion as of December 23, 2020, concurrently with the execution of the 2020 Revolving Credit Agreement described below. The outstanding facility amount of $1.5 billion was terminated on January 28, 2021.

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

WBA Q3 2021 Form 10-Q	61

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company entered into a $750 million revolving credit agreement on April 1, 2020 (the “April 2020 Revolving Bilateral Credit Agreement”) and a $1.325 billion revolving credit agreement on April 2, 2020 (the “April 2020 Revolving Club Credit Agreement” and together with the April 2020 Revolving Bilateral Credit Agreement, the “Other April 2020 Revolving Credit Agreements”) with the lenders from time to time party thereto. Each of the Other April 2020 Revolving Credit Agreements is a senior unsecured revolving credit facility, with a facility termination dates of the earlier of (a) March 31, 2021 (which date shall be shortened pursuant to the terms of the applicable Other April 2020 Revolving Credit Agreement if the Company does not extend the maturity date of certain of its existing credit agreements or enter into new bank or bond financings with a certain maturity date and above an aggregate principal amount as described in the applicable April 2020 Revolving Credit Agreement) and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the applicable Other April 2020 Revolving Credit Agreement. Borrowings under the Other April 2020 Revolving Credit Agreements bear interest at a fluctuating rate per annum equal to, at the Company’s option, the Eurocurrency rate or the alternate base rate, plus an applicable margin of 1.25% in the case of Eurocurrency rate loans. This revolving credit agreement was terminated in full on December 23, 2020.

On April 7, 2020, the Company and with WBA Financial Services Limited, a private limited company incorporated under the laws of England and Wales (“WBAFSL”), as co-borrowers, entered into a $500 million revolving credit agreement (the “April 7, 2020 Revolving Credit Agreement”) with the lenders from time to time party thereto. The April 7, 2020 Revolving Credit Agreement is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) 364-days from April 7, 2020 and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the April 7, 2020 Revolving Credit Agreement. The Company and WBAFSL are co-borrowers under the April 7, 2020 Revolving Credit Agreement. Pursuant to the terms of the April 7, 2020 Revolving Credit Agreement, the Company provides a guarantee of any obligations of WBAFSL under the April 7, 2020 Revolving Credit Agreement. Borrowings under the April 7, 2020 Revolving Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option, the Eurocurrency rate or the alternate base rate, plus an applicable margin of 1.50% in the case of Eurocurrency rate loans. This revolving credit agreement was terminated in full on December 23, 2020.

On April 15, 2020, the Company issued in an underwritten public offering $0.5 billion of 3.20% notes due 2030 and $1.0 billion of 4.10% notes due 2050. Total issuance costs relating to the notes, including underwriting discounts and estimated offering expenses were $13 million. The Company partially purchased and retired $0.2 billion of its outstanding $1.0 billion, 4.10% notes due 2050 pursuant to the debt tender offer completed on April 26, 2021.

On October 20, 2020, the Company redeemed in full the £400 million aggregate principal amount outstanding of its 2.875% notes due 2020 issued by the Company on November 20, 2014.

On December 23, 2020, the Company entered into a $1.25 billion senior unsecured 364-day revolving credit agreement and a $2.25 billion senior unsecured 18-month revolving credit facility, with a swing line subfacility commitment amount of $350 million, with designated borrowers from time to time party thereto and lenders from time to time party thereto. The 364-Day Facility’s termination date is the earlier of (i) 364 days from December 23, 2020, the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 364-Day Facility pursuant to the 2020 Revolving Credit Agreement. The 18-Month Facility’s termination date is the earlier of (i) 18 months from the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 18-Month Facility pursuant to the 2020 Revolving Credit Agreement. As of May 31, 2021, there were $400 million borrowings outstanding under the 2020 Revolving Credit Agreement.

After the entry into the 2020 Revolving Credit Agreement and the full or partial termination of the Company’s other credit agreements as discussed herein, as of May 31, 2021, the Company had an aggregate borrowing capacity of $10.8 billion including funds already drawn.

On April 9, 2021 the Company entered into a delayed draw term loan credit agreement (the “April 2021 Credit Agreement”) with the lenders from time to time party thereto. The purpose of the loan was to fund the Company's April 26, 2021 cash tender offer to partially purchase and retire $3.30 billion of long term U.S. dollar denominated notes. The April 2021 Credit Agreement was initially a $2.75 billion senior unsecured delayed draw term loan facility, with an original facility termination date (the "Initial Maturity Date") of the earliest of (x) October 9, 2021, (y) the date of acceleration of all term loans and termination of all commitments pursuant to the April 2021 Credit Agreement and (z) the date of prepayment of all loans and the termination of all commitments pursuant to the April 2021 Credit Agreement. Borrowings under the April 2021 Credit

WBA Q3 2021 Form 10-Q	62

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the Eurocurrency rate, plus an applicable margin of (i) on and prior to the Initial Maturity Date, 0.70% in the case of Eurocurrency rate loans and 0.00% in the case of alternate base rate loans and (ii) after the Initial Maturity Date, 0.75% in the case of Eurocurrency rate loans and 0.00% in the case of alternate base rate loans. On April 23, 2021 the April 2021 Credit Agreement term loan facility amount was increased to $3.8 billion. As of May 31, 2021, there were $3.8 billion of borrowings outstanding under the April 2021 Credit Agreement. On June 1, 2021 the Company completed the previously announced sale of the Company’s Alliance Healthcare business and used a portion of the Transaction proceeds to repay all borrowings outstanding under the April 9, 2021 Credit Agreement.

Tender offer to purchase debt
On April 26, 2021, the Company entered into a cash tender offer to partially purchase and retire $3.3 billion of long term U.S. dollar denominated notes with a weighted average interest rate of 4.02%, using funds drawn down from the $3.8 billion April 2021 Credit Agreement. The Company recognized a loss of $419 million related to the early extinguishment of debt, within Interest expense, which includes $386 million of redemption premium paid in cash. The cash payments related to the early extinguishment of debt are classified as cash outflows from financing activities in the consolidated statement of cash flows. On June 1, 2021, the Company completed the previously announced sale of the Company’s Alliance Healthcare business and used a portion of the Transaction proceeds to repay all of the outstanding amount owed on the April 2021 Credit Agreement that funded the bond tender completed by the Company on April 26, 2021.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities also contain various other customary covenants. As of May 31, 2021, the Company was in compliance with all such applicable covenants.

Credit ratings
As of June 30, 2021, the credit ratings of Walgreens Boots Alliance were:

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

AmerisourceBergen relationship
As of May 31, 2021, the Company owned 56,854,867 AmerisourceBergen common shares representing approximately 27.7% of its outstanding common stock based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q and had designated one member of AmerisourceBergen’s board of directors. As of May 31, 2021, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See Note 6 Equity method investments, to the Consolidated Condensed Financial Statements for further information.

WBA Q3 2021 Form 10-Q	63

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen pursuant to which AmerisourceBergen agreed to purchase the majority of the Company's pharmaceutical wholesale operations, as well as a portion of the Company’s retail pharmacy international businesses in Europe, for $6.275 billion in cash (subject to customary purchase price adjustments) and 2 million shares of common stock of AmerisourceBergen. After giving effect to the Transaction, the Company beneficially owns approximately 28.4% of AmerisourceBergen’s outstanding common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q. See “Recent Developments” above and Note 2 Discontinued operations to the Consolidated Condensed Financial Statements for additional information.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications. Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the potential impacts on our business of the spread and impact of COVID-19, the expected execution and effect of our business strategies, our cost-savings and growth initiatives, pilot programs, strategic partnerships and initiatives, and restructuring activities and the amounts and timing of their expected impact and delivery of estimated cost savings, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough, cold and flu season, prescription volume, pharmacy sales trends, prescription margins and reimbursement rates, changes in generic prescription drug prices, retail margins, number and location of new store openings, network participation, vendor, payer and

WBA Q3 2021 Form 10-Q	64

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in Item 1A, Risk factors, in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and in other documents that we file or furnish with the SEC. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements we make or that are made on our behalf are qualified by these cautionary statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

WBA Q3 2021 Form 10-Q	65

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

On March 5, 2021, the UK Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, issued an announcement on the future cessation or loss of representativeness of LIBOR benchmark settings currently published by ICE Benchmark Administration. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for 1W and 2M USD LIBOR and after June 30, 2023 for other USD LIBOR reference rates. Certain of our credit facilities provide that, under certain circumstances set forth in such credit facilities, we and the administrative agent may amend the applicable credit facility to replace LIBOR with an alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar syndicated credit facilities in the U.S. market for alternative benchmarks. Such alternative benchmark rate could include the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York

Information regarding the Company's transactions are set forth in Note 9 Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. On May 31, 2021, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of May 31, 2021, by approximately $43 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in Note 6 Equity method investments, to the Consolidated Condensed Financial Statements. See “--Investment in AmerisourceBergen” above.

WBA Q3 2021 Form 10-Q	66

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended May 31, 2021 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q3 2021 Form 10-Q	67

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

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended May 31, 2021 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program[1]
03/01/21 - 03/31/21	—	$—	—	$2,003,419,960
04/01/21 - 04/30/21	—	—	—	2,003,419,960
05/01/21 - 05/31/21	—	—	—	2,003,419,960
	—	$—	—	$2,003,419,960

1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

WBA Q3 2021 Form 10-Q	68

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
10.1	Amended and Restated AmerisourceBergen Shareholders Agreement, dated as of June 1, 2021, between AmerisourceBergen Corporation and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 4, 2021.
10.2*	Agreement between Walgreens Boots Alliance Services Limited and Alexander W. Gourlay, dated June 30, 2021.	Filed herewith.
10.3*	Form of Restricted Stock Unit Award agreement.	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 26, 2021.
10.4
Delayed Draw Term Loan Credit Agreement, dated as of April 9, 2021, by and among Walgreens Boots Alliance, Inc., the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.
Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 9, 2021.
10.5	Increase Amendment, dated April 23, 2021, to the Delayed Draw Term Loan Credit Agreement.	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 23, 2021.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

WBA Q3 2021 Form 10-Q	69

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2021 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statement of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement

WBA Q3 2021 Form 10-Q	70

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: July 1, 2021	/s/ James Kehoe
James Kehoe
Executive Vice President, Global Chief Financial Officer and Acting Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)

WBA Q3 2021 Form 10-Q	71