Form 10-K
period 2021-08-31
Walgreens Boots Alliance, Inc.
filed 2021-10-14
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2021

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☑
As of February 28, 2021, the aggregate market value of Walgreens Boots Alliance, Inc. common stock held by non-affiliates (based on the closing transaction price on Friday, February 26, 2021) was approximately $34.3 billion.
As of September 30, 2021, there were 865,612,358 shares of Walgreens Boots Alliance, Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our Annual Meeting of Stockholders planned to be held on January 27, 2022 are incorporated by reference into Part III of this Form 10-K as indicated herein.

WBA Fiscal 2021 Form 10-K

Table of Content
Walgreens Boots Alliance, Inc.
Annual Report on Form 10-K

References in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to “fiscal 2021” refer to our fiscal year ended August 31, 2021.

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
WBA Fiscal 2021 Form 10-K

Table of Content
PART I
Item 1. Business

Overview
Walgreens Boots Alliance, Inc., a Delaware corporation (“Walgreens Boots Alliance” or the “Company”), is a global leader in retail pharmacy, impacting millions of lives every day through dispensing medicines, and providing accessible high-quality care. With more than 170 years of trusted healthcare heritage and innovation in community pharmacy, the Company is meeting customers' and patients' needs through its convenient retail locations, digital platforms and health and beauty products. The Company is proud of its contributions to healthy communities, a healthy planet, an inclusive workplace and a sustainable marketplace. Walgreens Boots Alliance is a participant of the United Nations Global Compact and adheres to its principles-based approach to responsible business.

Walgreens Boots Alliance is the largest retail pharmacy, health and daily living destination across the United States (“U.S.”) and Europe with sales of $132.5 billion in the fiscal year ended August 31, 2021. Walgreens Boots Alliance has a presence in 9 countries and employs more than 315,000 people. The Company has approximately 13,000 stores within the U.S., Europe and Latin America. In addition, Walgreens Boots Alliance is one of the world’s largest purchasers of prescription drugs and many other health and well-being products. The Company’s size, scale and expertise will help it expand the supply of, and address the rising cost of, prescription drugs in the U.S. and worldwide.

The Company provides customers with convenient, omni-channel access through its portfolio of retail and business brands which includes Walgreens, Duane Reade and Boots as well as increasingly global health and beauty product brands, such as No7, NICE!, Soap & Glory, Finest Nutrition, Liz Earle, Botanics, Sleek MakeUP and YourGoodSkin. The Company's global brands portfolio is enhanced by its in-house product research and development capabilities. The Company seeks to drive further innovative ways to address global health and wellness challenges. Strategic partnerships with some of the world’s leading companies enable the Company to extend its healthcare solutions and convenience offerings to the communities it serves. We believe the Company is well positioned to expand customer offerings in existing markets and become a health and well-being partner of choice in emerging markets. Additionally, through its strategic partnerships, the Company will be able to dramatically enhance Walgreens Boots Alliance's marketing effectiveness and power the Company's strategic initiative around mass personalization - delivering the right offers and content to customers.

Walgreens Boots Alliance was incorporated in Delaware in 2014 and is the successor of Walgreen Co., an Illinois corporation, which was formed in 1909 as a successor to a business founded in 1901. Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015. Our common stock trades on the Nasdaq Stock Market under the symbol “WBA”.

Strategic Update
In October 2021, the Company announced the launch of its new healthcare strategy. The Company plans to become a leading provider of local clinical care services by leveraging its consumer-centric technology and pharmacy network to deliver value-based care. The Company also plans to continue to transform its core pharmacy and retail business. The Company’s goal is to provide better consumer experiences, improve health outcomes and lower costs. At the center of the Company’s healthcare strategy is Walgreens Health, a technology-enabled care model powered by a nationally scaled, locally delivered healthcare platform. To advance its strategy, the Company announced majority investments in Village Practice Management Company, LLC (“VillageMD”) and CareCentrix, Inc. (“CareCentrix”) which it believes will strengthen Walgreens Health capabilities in primary care, post-acute care and home care.

See Note 21. Subsequent events to the Consolidated Financial Statements included in Part II. Item 8 herein for further information.

Recent Transactions

Pharmaceutical Wholesale Transaction
On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen Corporation (“AmerisourceBergen”). Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen agreed to purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe (“Disposal Group”) for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of AmerisourceBergen common stock (the “Alliance Healthcare Sale”). Alliance Healthcare’s investment in China and Italy and its operations in Germany were not included in the Disposal Group, and the Company's retail pharmacy international operations in The Netherlands, Norway and Lithuania were included in the Disposal Group. The Disposal Group met the criteria to be reported as discontinued operations.

WBA Fiscal 2021 Form 10-K	1

Table of Content
Therefore, the related assets, liabilities and operating results of the Disposal Group are reported as discontinued operations for all periods presented.

On June 1, 2021 the Company completed the Alliance Healthcare Sale, for total consideration of $6.9 billion, which includes cash consideration of $6.7 billion, subject to net cash and working capital adjustments. The Company recorded a gain before currency translation adjustments of $1.1 billion and a net gain on disposal of $0.3 billion. The gain on sale was presented as part of results of the discontinued operations. After giving effect to the Alliance Healthcare Sale, the Company beneficially owns approximately 28.5% of AmerisourceBergen’s outstanding common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q.

In connection with the Alliance Healthcare Sale, the Company and AmerisourceBergen also agreed to (i) a three-year extension through 2029 of the U.S. pharmaceutical distribution agreement pursuant to which branded and generic pharmaceutical products are sourced from AmerisourceBergen in the U.S., (ii) a three-year extension of the agreement, that provides AmerisourceBergen the ability to access generics pharmaceutical products through Walgreens Boots Alliance Development GmbH, the Company’s global sourcing enterprise, (iii) a distribution agreement pursuant to which AmerisourceBergen will supply branded and generic pharmaceutical products to the Company’s Boots UK business following the closing of the Alliance Healthcare Sale and (iv) a commitment to pursue a series of strategic initiatives designed to create incremental growth and efficiencies in sourcing, logistics and distribution.

See Note 2 Discontinued operations, to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

VillageMD investment
In July 2020, the Company and VillageMD announced an expansion of their partnership and the intent to open 500 to 700 “Village Medical at Walgreens” physician-led primary care clinics over a five-year period. This expanded partnership was supported by the Company’s investment in VillageMD over three years of $1.0 billion in equity and convertible debt, which included an initial $250 million equity investment.

On January 6, 2021, the Company and VillageMD announced the acceleration of the Company's investment in VillageMD. The Company completed the remaining $750 million investment during the twelve months ended August 31, 2021, which will support the opening of 600 to 700 clinics in more than 30 U.S. markets over a four-year period, with the intent to build hundreds more thereafter.

The Company held approximately 22% ownership interest in VillageMD as of August 31, 2021 and accounted for it using the equity method of accounting. It was anticipated, assuming full conversion of the debt, that the Company would hold approximately 30% ownership interest in VillageMD upon conversion.

On October 14, 2021 the Company announced that it has agreed to make an additional $5.2 billion investment in VillageMD to advance its strategic position in the delivery of value-based primary care. The incremental investment increases the Company’s ownership stake in VillageMD to approximately 63% from approximately 30% on a fully diluted basis, and increases the number of co-located clinics from 600 primary care clinics to 1,000 by the year 2027. The investment will be comprised of $4.0 billion in cash, to be paid by the Company to VillageMD at the closing of the transaction, and a promissory note in the principal amount of $1.2 billion to VillageMD at the closing of the transaction. The Company expects to fund the cash portion of the investment through a combination of cash on hand and available credit facilities

See Note 21. Subsequent events to the Consolidated Financial Statements included in Part II. Item 8 herein for further information.

iA acquisition
On December 29, 2020, the Company acquired a majority equity interest in Innovation Associates, Inc. (“iA”) for a cash consideration of $451 million. iA is a leading-edge provider of software enabled automation solutions for retail, hospital, federal healthcare and mail-order pharmacy markets. The Company accounted for this acquisition as a business combination and consolidates iA within the United States segment in its financial statements.

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

WBA Fiscal 2021 Form 10-K	2

Table of Content
$296 million consisting of the issuance of an equity interest in the combined business. See Note 3 Acquisitions, to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

Relationship with AmerisourceBergen
Walgreens is party to various agreements and arrangements with AmerisourceBergen Corporation (“AmerisourceBergen”) including (a) a pharmaceutical distribution agreement under which the Company sources branded and generic pharmaceutical products from AmerisourceBergen in the United States and (b) an agreement under which AmerisourceBergen accesses generic pharmaceutical products through the Company’s global sourcing enterprise, Walgreens Boots Alliance Development GmbH. These agreements have been amended multiple times, most recently in June 2021, in connection with the Company's sale of its Alliance Healthcare business to AmerisourceBergen (the “Alliance Healthcare Sale”). Pursuant to those amendments, the U.S. distribution agreement was extended through 2029 and the parties committed to pursue additional opportunities in sourcing and distribution. The parties also agreed that Alliance Healthcare UK will remain the distribution partner of Boots until 2031.

The Company also holds a substantial investment in AmerisourceBergen. As of August 31, 2021, the Company owned 58,854,867 shares of AmerisourceBergen common stock, representing approximately 28.5% of its outstanding common stock based on the share count most recently reported by AmerisourceBergen. The Company has a shareholders agreement with AmerisourceBergen, which was most recently amended and restated in connection with the Alliance Healthcare Sale (the “A&R Shareholders Agreement”). Pursuant to the A&R Shareholders Agreement, the Company has designated one member of AmerisourceBergen’s board of directors. The Company is also permitted, subject to certain conditions, to acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market, and thereafter to designate another member of AmerisourceBergen’s board of directors. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment classified within the operating income of the Company’s United States segment.

See Management’s discussion and analysis in Part II, Item 7 and Note 2 Discontinued operations, Note 6 Equity method investments and Note 19 Related parties, to the Consolidated Financial Statements included in Part II, Item 8, below for additional information.

Industry overview
The retail pharmacy industry across the globe is highly competitive and dynamic and has experienced consolidation and an evolving competitive landscape in recent years. Prescription drugs play a significant role in healthcare and constitute a first line of treatment for many medical conditions. The Company believes the long-term outlook for prescription drug utilization is strong due, in part, to aging populations, increases in life expectancy, increases in the availability of generic drugs, the continued development of innovative drugs that improve quality of life and control healthcare costs and increases in the number of persons with insurance coverage for prescription drugs, including, in the U.S., “baby boomers” increasingly becoming eligible for the federally funded Medicare Part D prescription program. Pharmaceutical wholesalers act as a vital link between drug manufacturers and pharmacies and healthcare providers in supplying pharmaceuticals to patients.

The retail pharmacy industry across the globe relies significantly on private and governmental third-party payers. Many private organizations throughout the healthcare industry, including pharmacy benefit management (“PBM”) companies and health insurance companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power. Third-party payers, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies in the U.S., can change eligibility requirements or reduce certain reimbursement rates. In addition, in many European countries, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility and reimbursement levels to control costs for the government-sponsored healthcare system. Changes in law or regulation also can impact reimbursement rates and terms. For example, the Patient Protection and Affordable Care Act (the “ACA”) was enacted to help control federal healthcare spending, including for prescription drugs, in the U.S. These changes generally are expected to reduce Medicaid reimbursements in the U.S. State Medicaid programs are also expected to continue to seek reductions in reimbursements. When third-party payers or governmental authorities take actions that restrict eligibility or reduce prices or reimbursement rates, sales and margins in the retail pharmacy industry could be reduced, which would adversely affect industry profitability. In some cases, these possible adverse effects may be partially or entirely offset by controlling inventory costs and other expenses, dispensing more higher margin generics, finding new revenue streams through pharmacy services or other offerings and/or dispensing a greater volume of prescriptions.

WBA Fiscal 2021 Form 10-K	3

Table of Content
These industry dynamics and challenges are continuous and have intensified in recent years. Since the completion of the strategic combination of Walgreens and Alliance Boots in December 2014, the Company has had a continuous focus on operational efficiencies and cost reduction.

Generic prescription drugs have continued to help lower overall costs for customers and third-party payers. The Company expects the utilization of generic pharmaceuticals to continue to increase. In general, in the U.S., generic versions of drugs generate lower sales dollars per prescription, but higher gross profit dollars, as compared with patent-protected brand name drugs. The impact on retail pharmacy gross profit dollars can be significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can vary and the timing of generic conversions can be difficult to predict, which can have a significant impact on retail pharmacy sales and gross profit dollars. In general, in the U.S., the specialty prescription business is also growing and generates higher sales dollars per prescription, but lower gross margin, as compared to generic prescription drugs.

The Company expects that market demand, government regulation, third-party reimbursement policies, government contracting requirements and other pressures will continue to cause the industries in which the Company competes to evolve. Pharmacists are on the frontlines of the healthcare delivery system, and the Company believes rising healthcare costs and the limited access to primary care physicians present opportunities for pharmacists and retail pharmacies to play an even greater role in driving positive outcomes for patients and payers through expanded service offerings.

Segments
The Company's operations are conducted through two reportable segments:

•United States; and
•International

For fiscal 2021, our segment sales were: United States, $112.0 billion and International $20.5 billion. Additional information relating to our segments is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7 below and in Note 17 Segment reporting and Note 18 Sales, to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

United States
The United States segment includes the Company's Walgreens business, which includes the operations of retail drugstores, health and wellness services, and mail and central specialty pharmacy services, and its equity method investment in AmerisourceBergen.

Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise. The United States segment (excluding equity method investments) has pharmacy-led health and beauty retail offerings in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, each focused on helping people feel happy and healthy. The Company operated 8,965 retail stores in the segment as of August 31, 2021. The principal retail pharmacy brands in the segment are Walgreens and Duane Reade. The Company is a market leader in the U.S. and, as of August 31, 2021, approximately 78% of the population of the U.S. lived within five miles of a Walgreens or Duane Reade retail pharmacy.

The Company is focused on creating a neighborhood health destination and a more modern pharmacy aligned to a wider range of healthcare services. Significant investments in fiscal 2021 have accelerated the Company's customer-centric approach, with specific focus on transforming omni-channel capabilities and offerings across retail and healthcare. The Company’s services help improve health outcomes for patients and manage costs for payers, including employers, managed care organizations, health systems, PBM companies and the public sector. The Company utilizes its retail network as a channel to provide health and wellness services to its customers and patients, as illustrated by the Company’s ability to play a significant role in providing vaccinations. Additionally, through our key collaborations, we aim to develop new health care delivery models and to improve the speed, efficiency and safety of the prescription fulfillment process. We have taken further steps to develop our neighborhood health destinations, working with our healthcare strategic partners such as VillageMD to provide an integrated primary care and pharmacy model that aims to drive better health outcomes, reduce costs and provide a differentiated patient experience to the communities we serve.

The Company also provides specialty pharmacy and mail services and offers other health and wellness services throughout the U.S., most of which are operated by our strategic healthcare partners. The Company has more than 85,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

WBA Fiscal 2021 Form 10-K	4

Table of Content

The segment provides customers with convenient, omni-channel access to consumer goods and services, including own branded general merchandise, such as NICE!, Finest Nutrition, No7, and Soap & Glory, as well as pharmacy and health and wellness services in communities across the U.S. Integrated with the Company’s e-commerce platform, the Walgreens mobile application allows customers to refill prescriptions through scan technology, receive notifications when a refill is due and choose their delivery option, which includes in-store pick up, drive-through or delivery to their home.

In fiscal 2021, we launched myWalgreens, replacing the former Balanced Rewards customer loyalty program, to provide a new interface for customers to access the enhanced and growing Walgreens digital offering. The new program simplifies how customers accumulate and use rewards. Points have been replaced by Walgreens Cash, reflecting the actual value of the reward and allowing the cash benefit to be applied as the customer chooses, not just to future transactions at Walgreens but even in support of their favorite charity or community cause. The number of myWalgreens members continue to grow and as of August 31, 2021, totaled approximately 85 million.

The Walgreens Find Care platform also includes telehealth service providers, connecting patients and customers with options to access convenient and affordable care from their mobile devices. Additionally, the Company has expanded the retail functionality of its mobile application, such as extending drive-through service to include retail products, curbside collection for online orders and same day offerings including pick up orders within 30 minutes. The Company also offers on-demand delivery to its customers through its collaborations with DoorDash and Postmates. The segment is also implementing new approaches to promotions, product selection and other areas to deliver greater value to its customers in its stores, including an enhanced beauty offering.

The components of the segment’s sales are Pharmacy (the sale of prescription drugs and provision of pharmacy-related services) and Retail (the sale of healthcare and retail products including non-prescription drugs, health and wellness, beauty and personal care, and consumables and general merchandise). The segment’s sales are subject to the influence of seasonality, particularly the cough, cold and flu seasons and winter holiday. This seasonality also can affect the segment’s proportion of sales between Retail and Pharmacy during certain periods. The components of the segment’s fiscal year sales were as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Pharmacy	76%	75%	74%
Retail	24%	25%	26%
Total	100%	100%	100%

The Company filled 827.5 million prescriptions (including vaccinations) in the segment in fiscal 2021. Adjusted to 30-day equivalents, prescriptions filled were 1.2 billion in fiscal 2021. The Company fills prescriptions under Medicare, Medicaid and other publicly financed or sponsored health benefit and prescription drug plans and programs, including the federal 340B drug pricing program. Sales where reimbursement is received from managed care organizations, governmental agencies, PBM companies and private insurance were approximately 97% of the segment’s fiscal 2021 Pharmacy sales.

The Company fills prescriptions for many state Medicaid public assistance programs. Sales from all such Medicaid plans were approximately 4% of the segment’s fiscal 2021 sales. Sales from Medicare Part D plans were approximately 20% of the segment’s fiscal 2021 sales.

In fiscal 2021, the Company also introduced the new myWalgreens Credit Card program, featuring two industry-first retail health and wellness credit cards. The myWalgreens Mastercard and the myWalgreens Credit Card are the first ever of their kind to reward more personalized wellbeing choices and offer industry-leading rewards at Walgreens locations, Walgreens.com, Duane Reade stores, via the Walgreens mobile app, and wherever Mastercard is accepted.

AmerisourceBergen supplies and distributes a significant amount of generic and branded pharmaceutical products to the segment’s pharmacies. The Company purchases its non-pharmaceutical merchandise from numerous manufacturers and wholesalers.

The segment’s sales, gross profit margin and gross profit are impacted by, among other things, both the percentage of prescriptions filled that are generic and the rate at which new generic drugs are introduced to the market. Because any number of factors outside of the Company’s control can affect timing for a generic conversion, the Company faces substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.

WBA Fiscal 2021 Form 10-K	5

Table of Content
The current environment of the Company’s pharmacy business also includes ongoing reimbursement pressure, a shift in pharmacy mix towards 90-day at retail (one prescription that is the equivalent of three 30-day prescriptions), an increased volume of Medicare Part D prescriptions and increased consumer use of prescription discount cards. Further consolidation among generic manufacturers coupled with changes in the number of major brand name drugs anticipated to undergo a conversion from branded to generic status may also result in gross margin pressures within the industry.

The Company continuously faces reimbursement pressure from PBM companies, government, health maintenance organizations, managed care organizations and other commercial third-party payers; agreements with these payers are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and the Company’s reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. The Company experienced lower reimbursement rates in fiscal 2021 as compared to the same period in the prior year. The Company expects these pressures to continue.

The Company has also worked to develop and expand its relationships with commercial third-party payers to enable new and/or improved market access via participation in pharmacy provider networks they offer. The prescription volume impact of new agreements and relationships typically is incremental over time.

The Company’s 90-day at retail prescription drug offering is typically at a lower margin than comparable 30-day prescriptions, but provides the Company with the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription. Similarly, the specialty prescription business, which generates higher sales dollars per prescription, may result in gross margin pressures within the industry, as compared to generic prescription drugs. The segment’s performance is also impacted by the current environment, including the uncertainty as a result of COVID-19. For more information, see Risk factors in Item 1A below.

International
The International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and the pharmaceutical wholesaling and distribution business in Germany.

Pharmacy-led health and beauty retail businesses include Boots branded stores in the United Kingdom (“UK”), the Republic of Ireland and Thailand, the Benavides brand in Mexico and the Ahumada brand in Chile. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products. The Company operated 4,031 retail stores in the segment as of August 31, 2021 (see properties in Part I, Item 2 below for information regarding geographic coverage) and has grown its omni-channel platform, including its online presence, in recent years. In the UK, the Company is a market leader and its retail stores are conveniently located with pharmacists well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities the Company serves.

The Boots omni-channel offering is differentiated from that of competitors due to the product brands the Company owns, such as No7, Liz Earle, Soap & Glory, Botanics, Sleek MakeUp, Boots Pharmaceuticals and ‘only at Boots’ exclusive products, together with its long established reputation for trust and customer care. The Company’s brands portfolio is enhanced by its in-house product research and development capabilities. The Company has introduced new beauty brands and beauty halls in key locations. Certain of the product brands of the Company are also sold by third-party retailers.

The Company’s retail store networks are typically complemented by online platforms. In the UK, through the boots.com website and integrated mobile application, the ‘order and collect’ service normally allows customers to order from a range of over 37,000 products by 8:00 p.m. and collect the following day from approximately 74% of the UK’s retail stores.

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of August 31, 2021, the number of active Boots Advantage Card members (members who have used their card in the last six months) totaled approximately 12 million.

In addition, Boots in the UK is one of the leaders in the optical market with 548 practices, of which 160 operated on a franchise basis as of August 31, 2021. Approximately 30% of these optical practices are located in Boots stores with the balance being standalone optical practices.

The components of the segment’s sales are Pharmacy (typically the sale of prescription drugs and provision of pharmacy-related services, subject to variation in particular jurisdictions depending upon regulatory and other factors) and Retail

WBA Fiscal 2021 Form 10-K	6

Table of Content
(primarily the sale of health and beauty products including beauty, toiletries and lifestyle merchandising, non-prescription drugs and, in the UK, the provision of optical services). Further, the segment also has a wholesale business in Germany with 41 distribution centers which distribute prescription medicines to pharmacies and other similar health care facilities.

The segment’s sales are subject to the influence of seasonality, with the second fiscal quarter typically the strongest as a result of the winter holiday period. This seasonality affects the segment’s proportion of sales between Retail and Pharmacy during certain periods. The components of the segment’s fiscal year sales were as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Pharmacy	19%	25%	24%
Retail	30%	41%	46%
Wholesale	51%	34%	30%
Total	100%	100%	100%

The segment’s Pharmacy sales, gross margin and gross profit dollars are impacted by governmental agencies and other third-party payers seeking to minimize increases in the costs of healthcare, including pharmaceutical drug reimbursement rates. In the UK, which is the segment’s largest market for Pharmacy sales, the amount of government funding available for pharmacy services is typically reviewed and agreed with the pharmacy industry on an annual basis.

The segment’s Retail sales, gross profit margin and gross profit dollars are impacted by, among other things, the highly competitive nature of the health and beauty category, specifically the Company and its competitors’ pricing actions, promotional offers and events and the customer’s desire for value and convenience.

The segment’s Wholesale sales, gross profit margin and gross profit dollars are impacted by, among other things, government actions, which typically seek to reduce the growth in prescription drug consumption, reduce reimbursement rates and increase generic drug utilization. A greater proportion of generic drugs, whether as a result of government actions, generic conversions or other factors, typically has an adverse effect on the Company’s revenues.

In addition, performance as measured in U.S. dollars is impacted by the exchange rates used to translate these amounts into U.S. dollars, the exchange rate of British pound sterling being the most significant.

The segment’s performance and relevant exchange rates are also impacted by the current environment, including the uncertainty as a result of COVID-19. For more information relating to these topics, see Risk factors in Item 1A below.

Intellectual property and licenses
The Company markets products and services under various trademarks, trade dress and tradenames and relies on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions to establish and protect its proprietary rights. The Company owns numerous domain names, holds numerous patents, has registered numerous trademarks and has filed applications for the registration of a number of other trademarks and service marks in various jurisdictions. The Company holds assorted business licenses (such as pharmacy, occupational, liquor and cigarette) having various lives within multiple legal jurisdictions, which are necessary for the normal operation of the business.

Seasonal variations in business
The Company’s business is affected by a number of factors including, among others, COVID-19, its sales performance during holiday periods (including particularly the winter holiday season) and during the cough, cold and flu season (the timing and severity of which is difficult to predict), significant weather conditions, the timing of its own or competitor discount programs and pricing actions and the timing of changes in levels of reimbursement from governmental agencies and other third-party payers. See the summary of quarterly results (unaudited) in Note 20 Supplementary financial information, to the Consolidated Financial Statements included in Part II, Item 8 below.

Sources and availability of raw materials
Inventories are purchased from numerous domestic and foreign suppliers. The Company does not believe that the loss of any one supplier or group of suppliers under common control would have a material adverse effect on its business or that of any of its segments.

Working capital practices
Effective inventory management is important to the Company’s operations. The Company uses various inventory management techniques, including demand forecasting and planning and various forms of replenishment management. Its working capital

WBA Fiscal 2021 Form 10-K	7

Table of Content
needs typically are greater in the months leading up to the winter holiday season. The Company generally finances its inventory and expansion needs with internally-generated funds and short-term debt. For additional information, see the liquidity and capital resources section in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, below.

Customers
The Company sells to numerous retail and wholesale customers. No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. In fiscal 2021, substantially all of our retail pharmacy sales were to customers covered by third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. Three third-party payers accounted for approximately 33% of the Company’s consolidated sales in fiscal 2021.

See Note 17 Segment reporting, to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

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

Competitive conditions
The industries in which the Company operates are highly competitive. As a leader in the retail pharmacy industry and as a retailer of general merchandise, the Company competes with various local, regional, national and global retailers, including chain and independent pharmacies, mail order prescription providers, grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers. The Company's wholesale offerings and related investments compete with pharmaceutical wholesalers as well as alternative supply sources such as importers and manufacturers who supply directly to pharmacies. The Company competes primarily on the basis of service, convenience, variety and price. Its geographic dispersion helps mitigate the impact of temporary, localized economic and competitive conditions in individual markets. See “Properties” in Part I, Item 2, below for further information regarding the Company’s geographic dispersion.

Human Capital Management
The Company’s purpose is to help people across the world lead healthier and happier lives. The Company recognizes that building healthier, happier communities starts with healthy, happy employees and is committed to: attracting, developing and retaining employees to deliver the highest levels of service to our customers and patients, supporting the personal health and well-being of employees, investing in talent development and employee engagement, fostering a diverse and inclusive culture for all, and implementing a robust approach to health and safety. Since most employees work directly with patients and customers to provide essential services, supporting the health of employees took on particular urgency with COVID-19.

Employees
As of August 31, 2021, the Company employed approximately 315,000 persons globally, of which approximately 113,000 were part-time employees working less than 30 hours per week. Employees based in the U.S. and the UK account for 77% and 18% of the Company’s total workforce, respectively. The foregoing does not include employees of equity method investments.

WBA Fiscal 2021 Form 10-K	8

Table of Content
Oversight and governance
The Company’s Board of Directors (the “Board”), through its Compensation and Leadership Performance Committee (the “CLP Committee”), provides oversight of human capital matters, including the Company’s diversity and inclusion initiatives. The CLP Committee is also responsible for periodically reviewing the Company’s compensation and benefits programs as well as management development and succession planning practices and strategies. The reports and recommendations to the Board via the CLP Committee underpin the broader framework that guides how the Company attracts, retains and develops its workforce in line with Company values.

Compensation, benefits and well-being
The Company’s compensation and benefits are designed to support the financial, mental, and physical well-being of employees and their families. The Company offers a comprehensive range of benefits to full- and part-time employees. In the U.S. the Company offers healthcare coverage, insurance benefits, access to a digital well-being program and an employee assistance program. In addition, the Company provides benefits such as paid time off, defined contribution plans, paid maternity and paternal leave, and a stock purchase plan. The Company continuously evaluates its wellness offerings through competitive benchmarking and bi-annual employee surveys. Certain information related to retirement related benefit plans is included in Note 14 Retirement benefits, to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

On August 31, 2021, the Company announced that its subsidiary, Walgreen Co., will increase the starting hourly wage for its team members to $15.00 per hour, which will take effect in phases beginning in October 2021. The increase in starting hourly wage is expected to be fully implemented by November 1, 2022.

Talent management and engagement
The Company has a talent management process that is designed to identify and assess talent across the organization and provide equal and consistent opportunities for employees to develop their skills. Several levels of employees participate in the Company’s annual performance management process to create development plans that support their particular career objectives. The Company offers numerous resources and programs to attract, engage, develop, advance and retain colleagues. Training and development programs provide employees the support they need to perform in their current roles while planning and preparing for future opportunities. In the U.S. the Company has created Walgreens University which provides training, leadership development and career advancement programs to employees at all levels. Walgreens University is a multi-channel platform that offers U.S. employees access to instructor-led classroom training, online learning, personal and professional development tools. In the UK, an apprenticeship program focused on developing career aspirations and fundamental skills is offered to Boots UK employees. Across the globe, the Company offers on-demand self-paced learning resources for all employees regardless of role or location.

The Company believes engaged employees translate directly to business success. The Company conducts global employee engagement surveys that provide colleagues with an opportunity to share their opinions and helps the Company measure and improve engagement.

Diversity, equity and inclusion (“DE&I”)
A diverse, equitable and inclusive organization is an essential part of the Company’s business strategy, as we believe it positively impacts Company performance, growth and employee engagement. The Company’s policies strictly prohibit any form of discrimination or racial profiling, and the Company has several training programs in place which help identify and eliminate unconscious bias towards women and minority groups. The Company launched a global Diversity & Inclusion Report in September 2020 and recently released its Diversity, Equity & Inclusion Report in September 2021, on the Company’s website, detailing its commitment to DE&I by highlighting the Company's DE&I strategy, initiatives, and key metrics. In addition to the Diversity, Equity & Inclusion Report, the Company also released the fiscal 2020 EEO-1 Form in September 2021, on the Company's website, a report filed to the Equal Employment Opportunity Commission (EEOC) on the racial, ethnic and gender composition of its U.S. work force.

The Company established a Global Inclusion Council comprised of senior leaders from across its divisions and functions to drive a culture of diversity and inclusivity throughout the Company. It also developed a Leadership Accountability Model to ensure that managers are held accountable for recruitment, retention and development of people of color and women at every level of the organization. Beginning in fiscal 2021, a portion of the bonus incentive for all bonus eligible employees has been linked to the Company’s performance on the Leadership Accountability Model goals.

The Company’s Board of Directors corporate governance guidelines include provisions to actively seek out women and individuals from minority groups to include in the pool from which Board nominees are chosen.

WBA Fiscal 2021 Form 10-K	9

Table of Content
In fiscal 2020, the Board reaffirmed its commitment to diversity, when it amended the Company’s Corporate Governance Guidelines and the charter of the Nominating and Governance Committee of the Board to provide that when searching for new directors, the Nominating and Governance Committee will actively seek out women and individuals from minority groups to include in the pool from which Board nominees are chosen. In October 2020, the Board appointed Valerie B. Jarrett, who is the Company’s first female African American director and the fourth woman on the current Board. Further, in March 2021, the Company appointed Rosalind G. Brewer as a director and the Company’s first African American and first female Chief Executive Officer.

Workplace Health and Safety
The Company is committed to creating and upholding safe environments for employees, customers, contractors and patients across all of its business operations. The Company has a Health, Safety and Environmental Committee which works to continuously improve the management of health and safety. To create a safe and productive workplace, employees across the Company are offered avenues to report incidents including calling a toll-free, confidential hotline, submitting an online report, emailing the compliance officer and contacting human resources.

COVID-19
In response to the COVID-19 pandemic, the Company implemented several measures to help ensure the health, safety and security of employees and customers. It implemented social distancing practices and enhanced cleaning protocols at all locations. It deployed a pandemic response system and team to manage and mitigate employee exposure cases, provide timely reporting of cases, and establish clinical and safety guidelines. The Company distributed personal protective equipment based on its safety professionals’ assessment of various activities employees perform. It added engineering controls and enhanced safety features in retail locations, including protective panels at pharmacy counters and front store checkout stations. The Company provided enhanced pay and benefits, including bonuses to frontline employees, financial assistance for those facing financial hardship and paid sick leave for employees who tested positive or were quarantined due to exposure. In addition, employees who work in support offices were provided with the tools to work from home and the flexibility to do so.

For more information on COVID-19 workplace and community response, see COVID-19 disclosures in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, below.

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

Information about our executive officers
The following table sets forth, for each person currently serving as an executive officer of the Company, the name, age (as of October 14, 2021) and office(s) held by such person:

Name	Age	Office(s) held
Stefano Pessina	80	Executive Chairman of the Board
Rosalind Brewer	58	Chief Executive Officer
Ornella Barra	67	Chief Operating Officer, International
James Kehoe	58	Executive Vice President and Global Chief Financial Officer
Danielle Gray	43	Executive Vice President, Global Chief Legal Officer
John Standley	58	Executive Vice President and President, Walgreen Co.
Set forth below is information regarding the principal occupations and employment and business experience over the past five years for each executive officer. Executive officers are elected by, and serve at the discretion of, the Board of Directors. Unless otherwise stated, employment is by Walgreens Boots Alliance.
Mr. Pessina has served as Executive Chairman of the Board since March 2021. Mr. Pessina served as Chief Executive Officer from July 2015 to March 2021 and as Executive Vice Chairman from January 2015 to March 2021. He also served as Acting Chief Executive Officer from January 2015 to July 2015. Previously, he served as Executive Chairman of Alliance Boots from July 2007 to December 2014. Prior to that, Mr. Pessina served as Executive Deputy Chairman of Alliance Boots. Prior to the merger of Alliance UniChem and Boots Group, Mr. Pessina was Executive Deputy Chairman of Alliance UniChem, previously having been its Chief Executive for three years through December 2004. Mr. Pessina was appointed to the Alliance UniChem

WBA Fiscal 2021 Form 10-K	10

Table of Content
Board in 1997 when UniChem merged with Alliance Santé, the Franco-Italian pharmaceutical wholesale group which he established in Italy in 1977. Mr. Pessina also serves on the Board of Directors of a number of private companies, and, from 2000 to 2017, served on the Board of Directors of Galenica AG, a publicly-traded Swiss healthcare group.

Ms. Brewer has served as Chief Executive Officer since March 2021. Ms. Brewer joined the Company from Starbucks Corporation, where she served as Group President, Americas and Chief Operating Officer from October 2017 to February 2021 and as a director from March 2017 to February 2021. Prior to that, Ms. Brewer served as President and Chief Executive Officer of Sam’s Club, a membership-only retail warehouse club and a division of Walmart Inc. (“Walmart”), a multinational retail corporation, from February 2012 to February 2017. From 2006 to 2012, Ms. Brewer served in a number of roles at Walmart, from Regional General Manager, Georgia Operations to Executive Vice President and President of Walmart’s East Business Unit. Ms. Brewer was President of the Global Nonwovens Division for Kimberly-Clark Corporation (“Kimberly-Clark”), a global health and hygiene products company, from 2004 to 2006 and held various management positions at Kimberly-Clark from 1984 to 2006. Ms. Brewer serves as Chair of the Board of Trustees of Spelman College. Ms. Brewer served on the board of directors of Amazon.com, Inc. from February 2019 until February 2021. She also formerly served on the boards of directors for Lockheed Martin Corporation from April 2011 until October 2017 and Molson Coors Brewing Company from 2006 until 2011.

Ms. Barra has served as Chief Operating Officer, International since April 2021. Ms. Barra served as Co-Chief Operating Officer from June 2016 to April 2021. She served as Executive Vice President, President and Chief Executive of Global Wholesale and International Retail from December 2014 to June 2016. Previously, she served as the Chief Executive, Wholesale and Brands of Alliance Boots from September 2013 to December 2014 and Chief Executive of the Pharmaceutical Wholesale Division of Alliance Boots from January 2009 to September 2013, and before that, Wholesale & Commercial Affairs Director of Alliance Boots. Since January 2015, Ms. Barra has served as a director of AmerisourceBergen and from April 2013 to April 2019, served as a director of Assicurazioni Generali, the parent company of Generali Group, a global insurance group. Ms. Barra also serves as a director of a number of private companies, and, until February 2015, served as a director of Alliance Boots.

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

Ms. Gray has served as Executive Vice President, Global Chief Legal Officer since September 2021. Previously, she served as Senior Vice President, Chief Legal and Administrative Officer and Corporate Secretary of Blue Cross Blue Shield of North Carolina from March 2018 to September 2021 and as a Litigation Partner with O’Melveny & Myers LLP from April 2014 to March 2018. Prior to this, Ms. Gray held a number of public service roles in the White House and U.S. Department of Justice from 2009 to 2014, including Assistant to the President and Cabinet Secretary from 2013 to 2014, Deputy Director of the National Economic Council from 2011 to 2013, Senior Counsel in the U.S. Department of Justice from 2010 to 2011 and Associate Counsel to the President in the White House Counsel's Office from 2009 to 2010. Ms. Gray began her career serving as a law clerk to Judge Merrick Garland on the U.S. Court of Appeals for the DC Circuit and Justice Stephen Breyer on the U.S. Supreme Court.

Mr. Standley has served as Executive Vice President and President, Walgreen Co. since August 2020. Previously, Mr. Standley served as Chief Executive Officer of Rite Aid Corporation (“Rite Aid”) from June 2010 to August 2019 and was President from September 2008 to June 2013. Mr. Standley served as Chairman of the Board of Rite Aid from June 2012 to October 2018 and was the Chief Operating Officer from September 2008 to June 2010. He also served as a consultant to Rite Aid from July 2008 to September 2008. From August 2005 through December 2007, Mr. Standley served as Chief Executive Officer and was a member of the board of directors of Pathmark Stores, Inc. From June 2002 to August 2005, he served as Senior Executive Vice President and Chief Administrative Officer of Rite Aid and, in addition, in January 2004 was appointed Chief Financial Officer of Rite Aid. He had served as Senior Executive Vice President and Chief Financial Officer of Rite Aid from September 2000 to June 2002 and had served as Executive Vice President and Chief Financial Officer of Rite Aid from December 1999 until September 2000. Mr. Standley served on the SUPERVALU INC. board of directors from May 2013 to July 2015 and on the board of directors of CarMax, Inc. from August 2017 to January 2018.

WBA Fiscal 2021 Form 10-K	11

Table of Content

Mr. Pessina and Ms. Barra are partners and share a private residence. There are no other family relationships among any of our directors or executive officers.

Other Officers
Manmohan Mahajan, 42, has served as Senior Vice President, Global Controller and Chief Accounting Officer since July 2021. Mr. Mahajan served as Vice President, Global Reporting and Technical Accounting from February 2016 to September 2019 and as Vice President, Assistant Global Controller from October 2019 to July 2021. Prior to joining the Company, Mr. Mahajan served in positions of increasing responsibility with GE Capital, a former subsidiary of General Electric Company, most recently serving as Controller at GE Capital Americas from March 2011 until January 2016.

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

Risks Relating to COVID-19

Global health developments and economic uncertainty resulting from the COVID-19 pandemic have adversely impacted, and may continue to adversely impact, our business, results of operations, cash flows and financial position.

The COVID-19 pandemic has severely impacted, and may continue to severely impact, the economies of the U.S., the UK and other countries around the world. Over the course of fiscal 2021, governmental authorities imposed a variety of restrictions on people and businesses and public health authorities offered regular guidance on health and safety, all of which had an adverse impact on footfall in our stores, general economic activity and consumer behavior and spending patterns. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, all of which have adversely affected and may continue to adversely affect our business, financial condition and results of operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks and there is substantial uncertainty about the nature and degree of the continued effects of COVID-19 over time.

The pandemic and related measures have impacted and may continue to impact many aspects of our business, financial condition and results of operations in a number of ways, including but not limited to our growth, product costs, supply chain disruptions and the potential for inventory spoilage, labor shortages and costs, operating costs, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities, our ability to access capital markets, and the global economy and financial markets generally.

We have incurred and continue to incur additional costs to protect the health and well-being and meet the needs of our customers and team members. These measures may not be sufficient to prevent the spread of COVID-19 among our customers and employees. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively affect our business operations. Further, the shift to a remote working environment and other policies has, and will continue to have, impacts on our business, including increased costs related to information technology infrastructure and the ability of our business and that of our suppliers to work with the same productivity. The increase in remote work arrangements has increased certain operational risks, including but not limited to cybersecurity risks, and could adversely affect our ability to manage our business.

We are continuing to monitor the pandemic and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent of the impact of the COVID-19 pandemic on our future operational and financial performance is currently uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of public safety measures, and the impact of the pandemic on the global economy. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our products and services; our supply chain and sales and distribution channels; our ability to execute strategic plans; impairments; and our profitability and cost structure. To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.

Risks Relating to Our Business

WBA Fiscal 2021 Form 10-K	12

Table of Content
Reductions in third-party reimbursement levels, from private or governmental agency plans, and potential changes in industry pricing benchmarks for prescription drugs could materially and adversely affect our results of operations.

The substantial majority of the prescriptions we fill are reimbursed by third-party payers, including private and governmental agency payers. The continued efforts of health maintenance organizations, managed care organizations, PBM companies, governmental agencies, and other third-party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation and other legal proceedings relating to how drugs are priced, may adversely impact our results of operations. In the U.S., plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. In addition, the timing and amount of periodic contractual reconciliations payments can vary significantly and may not follow a predictable path. Further, in an environment where some PBM clients utilize narrow or restricted pharmacy provider networks, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.

In addition, many payers in the U.S. are increasingly considering new metrics as the basis for reimbursement rates. It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price, which is the pricing reference used for many of our contracts. In addition, many state Medicaid fee-for-service programs have established pharmacy network payments on the basis of actual acquisition cost, which could have an impact on reimbursement practices in other commercial and governmental arrangements. Future changes to the pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by third-party payers, could adversely affect us.

A shift in pharmacy mix toward lower margin plans, products and programs could adversely affect our results of operations.

Our United States segment seeks to grow prescription volume while operating in a marketplace with continuous reimbursement pressure. A shift in the mix of pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect our results of operations. For example, our United States segment has experienced a shift in pharmacy mix towards 90-day at retail in recent years and more recently during the COVID-19 pandemic, and specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S. and a larger proportion of our revenues. Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions, and specialty pharmacy sales are generally also lower margin. Our United States segment also has experienced a shift in pharmacy mix towards Medicare Part D prescriptions in recent years, and that trend may continue. Preferred Medicare Part D networks have increased in number in recent years; however, we do not participate in all such networks. We have accepted market competitive reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. We also have worked to develop and expand our relationships with commercial third-party payers to enable new and/or improved market access via participation in the pharmacy provider networks they offer. If we are not able to generate additional prescription volume and other business from patients participating in these programs that is sufficient to offset the impact of lower reimbursement, or if the degree or terms of our participation in such preferred networks declines from current levels in future years, our results of operations could be materially and adversely affected.

We derive a significant portion of our sales in the U.S. from prescription drug sales reimbursed by a limited number of pharmacy benefit management companies.

We derive a significant portion of our sales in the U.S. from prescription drug sales reimbursed through prescription drug plans administered by a limited number of PBM companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. Changes in pricing and other terms of our contracts with PBM companies can significantly impact our results of operations. There can be no assurance that we will continue to participate in any particular PBM company’s pharmacy provider network in any particular future time period or on terms reasonably acceptable to us. If our participation in the pharmacy provider network for a prescription drug plan administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short-term. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results could be materially and adversely affected. If we exit a pharmacy provider network and later resume participation, there can be no assurance that we will achieve any particular level of business on any particular pace, or that all clients of the PBM company will choose to include us again in the pharmacy network for their plans, initially or at all. In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by such plans.

WBA Fiscal 2021 Form 10-K	13

Table of Content

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

In addition, if we experience an increase in the amounts we pay to procure pharmaceutical drugs, including generic drugs, our gross profit margins would be adversely affected to the extent we are not able to offset such cost increases. Any failure to fully offset any such increased prices and costs or to modify our activities to mitigate the impact could have a material adverse effect on our results of operations. Also, any future changes in drug prices could be significantly different than our expectations.

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

Our Board of Directors approved the plans to increase the Transformational Cost Management Program described in "Management’s discussion and analysis of financial condition and results of operations" in Part II, Item 7 below as part of an initiative to reduce costs and increase operating efficiencies. There can be no assurance that we will realize, in full or in part, the anticipated benefits of these programs. Our financial goals assume a level of productivity improvement, including those reflected in the Transformational Cost Management Program and other business optimization initiatives. If we are unable to implement the programs or deliver these expected productivity improvements, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, our business operations, financial condition and results of operations could be materially and adversely impacted.

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

The industries in which we operate are highly competitive and constantly evolving and changes in market dynamics could adversely impact us.

The level of competition in the retail pharmacy and pharmaceutical wholesale industries is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact us. Disruptive innovation, or the perception of potentially disruptive

WBA Fiscal 2021 Form 10-K	14

Table of Content
innovation, by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and if required make timely and effective changes to our strategies and business model to compete effectively. All of our businesses face intense competition from multiple existing and new businesses, some of which are aggressively expanding in markets we serve. We continue to develop our offerings to respond to market dynamics; however, if our customers are not receptive to these changes, if we are unable to expand successful programs in a timely manner, or we otherwise do not effectively respond to changes in market dynamics, our businesses and financial performance could be materially and adversely affected.

Specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S., a significant portion of which is dispensed outside of traditional retail pharmacies. Because our specialty pharmacy business focuses on complex and high-cost medications, many of which are made available by manufacturers to a limited number of pharmacies (so-called limited distribution drugs), that serve a relatively limited universe of patients, the future growth of this business depends to a significant extent upon expanding our ability to access key drugs and successfully penetrate key treatment categories. Accordingly, it is important that we and our affiliates compete effectively in this evolving and highly competitive market, or our business operations, financial condition and results of operations could be materially and adversely affected. To better serve this evolving market, in March 2017, we and Prime Therapeutics LLC, a PBM, closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, using an innovative model that seeks to align pharmacy, PBM and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. Certain clients of our joint venture were and are not obligated to contract through our joint venture, and have in the past, and may in the future, enter into specialty pharmacy and other agreements without involving our joint venture. If this joint venture is not able to compete effectively in this evolving and highly competitive market and successfully adapt to changing market conditions, our business operations, financial condition and results of operations could be materially and adversely affected.

If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted.

The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase and has accelerated significantly during the COVID-19 pandemic. The pace of this increase could further accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel and differentiated retail models are rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner that keeps pace with technological developments and dynamic customer expectations, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

If the merchandise and services that we offer fail to meet customer needs, our sales may be adversely affected.

The success of our retail pharmacy businesses depends on our ability to offer a superior shopping experience, engaging customer service and a quality assortment of available merchandise that differentiates us from other retailers, including enhanced health and beauty product offerings. We must identify, obtain supplies of, and offer to our customers attractive, innovative and high-quality merchandise on a continuous basis. It is difficult to predict consistently and successfully the products and services our customers will demand. If we misjudge the demand for products and services we sell or our customers’ purchasing habits, we may be faced with sales declines, excess product inventories and missed opportunities for products and services we chose not to offer, which could materially and adversely impact our results of operations.

Our substantial international business operations subject us to a number of operating, economic, political, regulatory and other international business risks.

Our substantial international business operations are important to our growth and prospects, including particularly those of our International segment, and are subject to a number of risks, including, without limitation, compliance with a wide variety of foreign laws and regulations; potential difficulties in managing foreign operations, mitigating credit risks in foreign markets, enforcing agreements and collecting receivables through foreign legal systems; varying regional and geopolitical business conditions and demands; tax and trade policies, tariffs and other government regulations affecting trade between the U.S. and other countries; fluctuations in currency exchange rates; the impact of recessions and economic slowdowns in economies

WBA Fiscal 2021 Form 10-K	15

Table of Content
outside the U.S.; and the instability of foreign economies, governments and currencies and unexpected regulatory, economic or political changes in foreign markets.

These factors can also adversely affect our payers, vendors and customers in international markets, which in turn can negatively impact our businesses. We cannot assure you that one or more of these factors will not have a material adverse effect on our business operations, results of operation and financial condition.

Risks Related to Our Operations

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

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

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

We use a single wholesaler of branded and generic pharmaceutical drugs as our primary source of such products.

The Company and AmerisourceBergen are parties to various agreements and arrangements, including a pharmaceutical distribution agreement between the Company and AmerisourceBergen pursuant to which we source branded and generic pharmaceutical products from AmerisourceBergen in the U.S. and an agreement which provides AmerisourceBergen the ability to access generic pharmaceutical products through our global sourcing enterprise. These agreements were amended in June 2021 in connection with the Alliance Healthcare Sale. Pursuant to those amendments, the U.S. distribution agreement was extended through 2029 and the parties committed to pursue additional opportunities in sourcing and distribution. The parties also agreed that Alliance Healthcare UK will remain the distribution partner of Boots until 2031. As of the date of this report, AmerisourceBergen distributes substantially all of our branded and generic pharmaceutical products. Consequently, our business may be adversely affected by any operational, financial or regulatory difficulties that AmerisourceBergen experiences, including those resulting from COVID-19. For example, if AmerisourceBergen’s operations are seriously disrupted for any reason, whether due to a natural disaster, pandemic, labor disruption, regulatory action, computer or operational systems or otherwise, it could adversely affect our business and our results of operations.

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

Failure to retain and recruit, or failure to manage succession of, key personnel could have an adverse impact on our future performance.

WBA Fiscal 2021 Form 10-K	16

Table of Content
Our ability to attract, engage, develop and retain qualified and experienced employees at all levels, including in executive and other key strategic positions, is essential for us to meet our objectives. Competition among potential employers might result in increased salaries, benefits or other employee-related costs, or in our failure to recruit and retain employees which could have a materially adverse impact on our business operations, financial condition and results of operations.

Additionally, any failure to adequately plan for and manage succession of key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on our business and results of operations. While we have succession plans in place and employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.

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

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, many of our operations and facilities around the world are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution or fulfillment centers, loss or spoilage of inventory and business interruption caused by such events. We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase our costs associated with compliance and merchandise. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance.

Risks Relating to Our Business Strategy

We may not be successful in executing elements of our business strategy, which may have a material adverse impact on our business and financial results.

We engage in strategic initiatives to, among other reasons, maximize long-term shareholder value, expand on our consumer-centric approach, strengthen our partnerships with local healthcare providers and improve health outcomes. These strategic initiatives may not result in improvements in future financial performance. We cannot provide any assurance that we will be able to successfully execute these strategic initiatives, or that these initiatives will not result in additional unanticipated costs. The failure to realize the benefits of any strategic initiatives or successfully structure our business to meet market conditions could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions, joint ventures and other strategic partnerships and alliances.

A significant element of our growth strategy is to identify, pursue and successfully complete and integrate acquisitions, joint ventures and other strategic partnerships and alliances that either expand or complement our existing operations. Acquisitions and other strategic transactions involve numerous risks, including difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, distraction of management from overseeing, and disruption of, our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers, and difficulties in achieving the synergies we anticipated. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence, acquire and successfully integrate

WBA Fiscal 2021 Form 10-K	17

Table of Content
the acquired company, including particularly when acquired businesses operate in new geographic markets or areas of business, could materially and adversely impact our growth strategies, financial condition and results of operations.

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

As of August 31, 2021, we beneficially owned approximately 28.5% of the outstanding AmerisourceBergen common stock and had designated one nominee for election to AmerisourceBergen’s board of directors. The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment classified within the operating income of the Company’s United States segment. The financial performance of AmerisourceBergen, including any charges which may arise relating to its ongoing opioid litigation matters, will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. Further, our ability to transact in AmerisourceBergen securities is subject to certain restrictions set forth in our agreements with AmerisourceBergen and arising under applicable laws and regulations, which in some circumstances could adversely our ability to transact in AmerisourceBergen securities in amounts and at the times desired. These considerations may materially and adversely affect the Company’s financial condition and results of operations.

From time to time, we make investments in companies over which we do not have sole control and some of these companies may operate in sectors that differ from our current operations and have different risks.

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

Cybersecurity, Data Privacy and Information Security Risks

A significant disruption in our information technology and computer systems or those of businesses we rely on could harm us.
We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, customer loyalty programs, finance and other processes. Our systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations.

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

WBA Fiscal 2021 Form 10-K	18

Table of Content
could materially and adversely affect our business operations and results of operations. We also could be adversely affected by any significant disruption in the systems of third parties we interact with, including strategic and business partners, key payers and vendors.

Privacy and data protection laws increase our compliance burden and any failure to comply could harm us.

The regulatory environment surrounding data security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses and geographic areas. We are required to comply with increasingly complex and changing data security and privacy regulations in the jurisdictions in which we operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. In the U.S., for example, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by covered entities in the health care industry, including health care providers such as pharmacies. In addition, the California Consumer Privacy Act, which went into effect on January 1, 2020, imposes stringent requirements on the use and treatment of “personal information” of California residents, and other jurisdictions have enacted, or are proposing similar laws related to the protection of personal data. Outside the U.S., for example, the European Union’s General Data Protection Regulation, which became effective in May 2018, greatly increased the jurisdictional reach of European Union data protection laws and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and provides for greater penalties for noncompliance. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders.

Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. We also have contractual obligations that might be breached if we fail to comply. A significant privacy breach or failure to comply with privacy and information security laws could have a materially adverse impact on our reputation, business operations, financial position and results of operations.

We and businesses we interact with experience cybersecurity incidents and might experience significant computer system compromises or data breaches.

The protection of customer, employee and Company data is critical to our businesses. Cybersecurity and other information technology security risks, such as a significant breach or theft of customer, employee, or company data, could create significant workflow disruption, attract media attention, damage our customer relationships, reputation and brand, and result in lost sales, fines or lawsuits. Throughout our operations, we receive, retain and transmit certain personal information that our customers and others provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs and banking and credit programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. We also depend on and interact with the information technology networks and systems of third-parties for many aspects of our business operations, including payers, strategic partners and cloud service providers. These third parties may have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. Like other global companies, we and businesses we interact with have experienced threats to data and systems, including from vandalism or theft of physical systems or media and from perpetrators of random or targeted malicious cyber-attacks, computer viruses, worms, phishing attacks, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information, and cause system failures and disruptions.

Compromises of our data security systems or of those of businesses with which we interact that result in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, have in the past and could in the future adversely impact us. Any such compromise could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our reputation, business operations, financial condition and results of operations. In addition, security incidents may require that we expend substantial additional resources related to the security of information systems and disrupt our businesses. The risks associated with data security and cybersecurity incidents have increased during the COVID-19 pandemic given the increased reliance on remote work arrangements.

We are subject to payment-related and other financial services risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations.

WBA Fiscal 2021 Form 10-K	19

Table of Content
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

Additionally, we offer branded credit cards, money (wire) transfer services and sell prepaid debit, credit and gift cards at certain business units. These products and services require us to comply with global anti-money laundering laws and regulations. Failure to comply with these laws and regulations could result in fines, sanctions, penalties and damage to our reputation.

Financial and Accounting Risks

We have significant outstanding debt; our debt and associated payment obligations could significantly increase in the future if we incur additional debt and do not retire existing debt.

We have outstanding debt and other financial obligations. As of August 31, 2021, we had approximately $9.0 billion of outstanding indebtedness, including short-term debt. Our debt level and related debt service obligations could have negative consequences, including:

•requiring us to dedicate significant cash flow from operations to amounts payable on our debt, which would reduce the funds we have available for other purposes;
•making it more difficult or expensive for us to obtain any necessary future financing;
•reducing our flexibility in planning for or reacting to changes in our industry and market conditions and making us more vulnerable in the event of a downturn in our business operations; and
•exposing us to interest rate risk given that a portion of our debt obligations and undrawn revolving credit facilities is at variable interest rates.

We may incur or assume significantly more debt in the future, including in connection with acquisitions, strategic investments or joint ventures. If we add new debt and do not retire existing debt, the risks described above could increase. Incurrence of additional debt by us and changes in our operating performance could also adversely affect our credit ratings. Any actual or anticipated downgrade of our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, could adversely affect our cost of funds, liquidity, financial covenants, competitive position and access to capital markets and increase the cost of existing facilities, which could materially and adversely affect our business operations, financial condition, and results of operations. We also could be adversely impacted by any failure to renew or replace, on terms acceptable to us or at all, existing funding arrangements when they expire, and any failure to satisfy applicable covenants.

Our long-term debt obligations include covenants that may adversely affect our ability, and the ability of certain of our subsidiaries, to incur secured indebtedness or engage in certain types of transactions. In addition, our existing credit agreements require us to maintain as of the last day of each fiscal quarter a ratio of consolidated debt to total capitalization not to exceed a certain level. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. This could have a material adverse effect on our business operations and financial condition.

As a holding company, we are dependent on funding from our operating subsidiaries to pay dividends and other obligations.

WBA Fiscal 2021 Form 10-K	20

Table of Content
The Company is a holding company with no business operations of its own. Its assets primarily consist of direct and indirect ownership interests in, and its business is conducted through, subsidiaries which are separate legal entities. As a result, it is dependent on funding from its subsidiaries, including Walgreens and international subsidiaries, to pay dividends and meet its obligations. The Company’s subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to the Company, which may limit the payment of cash dividends or other distributions to the holders of the Company's common stock. Credit facilities and other debt obligations of the Company, as well as statutory provisions, may further limit the ability of the Company and its subsidiaries to pay dividends. Payments to the Company by its subsidiaries are also contingent upon its subsidiaries’ earnings and business considerations. Future dividends to the Company will be determined based on earnings, capital requirements, financial condition and other factors considered relevant by its Board of Directors.

Our quarterly results may fluctuate significantly based on seasonality and other factors.

Our operating results have historically varied on a quarterly basis, including increased variability during the COVID-19 pandemic, and may continue to fluctuate significantly in the future. For instance, our businesses are seasonal in nature, with the second fiscal quarter (December, January and February), which falls during the holiday season, typically generating a higher proportion of retail sales and earnings than other fiscal quarters. In addition, both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season, which can vary considerably from year to year. Other factors that may affect our quarterly operating results, some of which are beyond the control of management, include, but are not limited to the impact and duration of COVID-19, the timing of the introduction of new generic and brand name prescription drugs; inflation, including with respect to generic drug procurement costs; seasonality, including the timing and severity of the cough, cold and flu season; changes or rates of change in payer reimbursement rates and terms; the timing and amount of periodic contractual reconciliation payments, fluctuations in inventory, energy, transportation, labor, healthcare and other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; asset impairment charges, including the performance of and impairment charges related to our equity method investments; the relative magnitude of our LIFO provision in any particular quarter; foreign currency fluctuations; market conditions, widespread looting or vandalism; and many of the other risk factors discussed herein. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not place undue reliance on the results of any particular quarter as an indication of our future performance.

We have a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to our results of operations.

As of August 31, 2021, we had $12.4 billion of goodwill and $9.9 billion of other intangible assets on our Consolidated Balance Sheets. We evaluate this goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. As part of this impairment analysis, we determine fair value for each reporting unit using both the income and market approaches. We determine fair value of indefinite-lived intangible assets using the relief from royalty method and excess earnings method of the income approach. Definite-lived intangible assets are evaluated for impairment if an event occurs or circumstances change that indicate the carrying amount may not be recoverable. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt and equity, capital expenditure levels, operating cash flows, or market capitalization, whether due to COVID-19 or otherwise. There can be no assurance that impairments will not occur, and any impairment may have a material impact on our financial condition and results of operations.

We are exposed to risks associated with foreign currency exchange rate fluctuations.

We operate or have equity method investments in several countries across the globe which expose us to currency exchange rate fluctuations and related risks, including transaction currency exposures relating to the import and export of goods in currencies other than businesses’ functional currencies as well as currency translation exposures relating to profits and net assets denominated in currencies other than the U.S. dollar. We present our financial statements in U.S. dollars and have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily the British pound sterling, as well as a range of other foreign currencies. Our results of operations and capital ratios can therefore be sensitive to movements in foreign exchange rates. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future results of operations. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a significant adverse impact on our results of operations.

WBA Fiscal 2021 Form 10-K	21

Table of Content
We may from time to time, in some instances, enter into foreign currency contracts or other derivative instruments intended to hedge a portion of our foreign currency fluctuation risks, which subjects us to additional risks, such as the risk that counterparties may fail to honor their obligations to us, that could materially and adversely affect us. Additionally, we may (and currently do) use foreign currency debt to hedge some of our foreign currency fluctuation risks. The periodic use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. We cannot assure you that fluctuations in foreign currency exchange rates will not materially affect our consolidated financial results.

We could be adversely impacted by changes in assumptions used in calculating pension assets and liabilities.

We operate certain defined benefit pension plans in the UK, which were closed to new entrants in 2010, as well as smaller plans in other jurisdictions. The valuation of the pension plans’ assets and liabilities depends in part on assumptions, which are primarily based on the financial markets as well as longevity and employee retention rates. This valuation is particularly sensitive to material changes in the value of equity, bond and other investments held by the pension plans, changes in the corporate bond yields which are used in the measurement of the liabilities, changes in market expectations for long-term price inflation, and new evidence on projected longevity rates. Funding requirements and the impact on the statement of earnings relating to these pension plans are also influenced by these factors. Adverse changes in the assumptions used to calculate the value of pension assets and liabilities, including lower than expected pension fund investment returns and/or increased life expectancy of plan participants, or regulatory change could require us to increase the funding of its defined benefit pension plans or incur higher expenses, which would adversely impact our results of operations and financial position.

Risks from Changes in Public Policy and Other Legal and Regulatory Risks

Changes in the healthcare industry and regulatory environments may adversely affect our businesses.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the U.S. and the funding of governmental payers in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued governmental and private payer pressure to reduce pharmaceutical pricing, and these pressures could be further exacerbated if payer deficits or shortfalls increase due to COVID-19 or otherwise. Changes in pharmaceutical manufacturers’ pricing or distribution policies and practices as well as applicable government regulations, including, for example, in connection with the federal 340B drug pricing program, could also significantly reduce our profitability.

We are exposed to risks related to litigation and other legal proceedings.

We operate in a highly regulated and litigious environment. We are involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax and other governmental authorities, including those contained in Note 11 Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for additional information. For example, in January 2019, Walgreen Co., on behalf of itself, its subsidiaries and certain identified affiliates, resolved matters regarding certain dispensing practices by entering into, among other things, a Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services. The Corporate Integrity Agreement has a five-year term and provides that Walgreen Co. shall, among other things, continue the compliance program it created to address compliance with federal health care program requirements, provide annual certifications of compliance and provide training and education for certain covered employees. Failure to meet the Corporate Integrity Agreement obligations could have material adverse consequences for us, including reputational harm and monetary penalties for each instance of non-compliance. In addition, in the event of a breach or deliberate violation of the Corporate Integrity Agreement, we could be excluded from participation in federal healthcare programs, or subjected to other significant penalties, which could seriously harm our results of operations, liquidity and financial results.

Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several

WBA Fiscal 2021 Form 10-K	22

Table of Content
years. For example, we are a defendant in numerous litigation proceedings relating to opioid matters, including federal multidistrict litigation that consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others, as well as numerous lawsuits brought in state courts. Additionally, the Company has received from the Department of Justice and the Attorney Generals of numerous states subpoenas, civil investigative demands and/or other requests concerning opioid matters. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. See Note 11 Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

The Company’s financial results may also be adversely affected by the litigation and other legal proceedings of companies in which it has an equity method investment. For example, AmerisourceBergen is involved in litigation and legal proceeding, including those relating to opioid matters. Any unfavorable outcome or settlement related to these proceedings could have a material adverse effect on the Company’s financial results.

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

We operate in complex, highly regulated environments around the world and could be materially and adversely affected by changes to applicable legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. Our retail pharmacy and health and wellness services businesses are subject to numerous country, state and local regulations including licensing, billing practices, utilization and other requirements for pharmacies and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: country and state registration and regulation of pharmacies and drug discount card programs; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including HIPAA; the ACA or any successor thereto; laws and regulations relating to the protection of the environment and health and safety matters, each of which continues to evolve, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (“FDA”) and Drug Enforcement Administration (“DEA”), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell as well as our loyalty and drug discount card programs; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and foreign, national and state laws governing health care fraud and abuse and the practice of the profession of pharmacy. For example, in the U.S., the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including

WBA Fiscal 2021 Form 10-K	23

Table of Content
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

Changes in laws, regulations and policies and the related interpretations and enforcement practices may alter the landscape in which we do business and may significantly affect our cost of doing business. The impact of new laws, regulations and policies and the related interpretations and enforcement practices generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures. Untimely compliance or noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our businesses, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the U.S. and the National Health Service in the UK; loss of licenses; and significant fines or monetary penalties. Any failure to comply with applicable regulatory requirements in the U.S. or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation and brand, and have a material adverse effect on our business operations, financial condition and results of operations.

We could be adversely affected by violations of anti-bribery, anti-corruption and/or international trade laws.

We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. export control, anti-money laundering and economic and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the UK Bribery Act, any violation of which could create substantial liability for us and also harm our reputation. Violations of these laws and regulations or any other anti-bribery, anti-corruption or international trade laws may subject us to penalties, sanctions, including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with governmental agencies or receive export licenses. From time to time, we may face audits or investigations by one or more domestic or foreign governmental agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could damage our reputation and subject us to fines or other penalties, which could materially and adversely affect our business operations, financial condition, and results of operations.

We could be adversely affected by product liability, product recall, personal injury or other health and safety issues.

We could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. Through our pharmacies and specialist packaging sites, including through services provided by third-party health care providers, we are also exposed to risks relating to the products and services we offer. Errors in the dispensing and packaging of pharmaceuticals, including related counseling, and in the provision of other healthcare services could lead to serious injury or death. Product liability or personal injury claims may be asserted against us and mandatory or voluntary product recalls may apply to us with respect to any of the retail products or pharmaceuticals we sell or services we provide, particularly with regard to our private branded products that are not available from other retailers. For example, from time to time, the FDA issues statements alerting patients that products in our supply chain may contain impurities or harmful substances, and claims relating to the sale or distribution of such products may be asserted against us or arise from these statements. Our healthcare clinics also increase our exposure to professional liability claims related to medical care. We could suffer significant reputational damage and financial liability if we, or any affiliated entities or third-party healthcare providers that we do business with, experience any of the foregoing health and safety issues or incidents, which could have a material adverse effect on our business operations, financial condition and results of operations.

We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.

As a large corporation with operations in the U.S. and numerous other jurisdictions, from time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the U.S. tax legislation enacted in December 2017 represented a significant overhaul of the U.S. federal tax code that impacted our U.S. federal income tax position. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results

WBA Fiscal 2021 Form 10-K	24

Table of Content
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

Risks Related to Our Structure and Organization

Certain stockholders may have significant voting influence over matters requiring stockholder approval.

As of August 31, Stefano Pessina, our Executive Chairman (together with his affiliates, the “SP Investors”), had sole or shared voting power, directly or indirectly, over an aggregate of approximately 16.9% of our outstanding common stock. The SP Investors have agreed to, for so long as they have the right to designate a nominee for election to the Board, to vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of the Company’s stockholders (including with respect to the election of directors). The SP Investors’ significant interest in our common stock potentially could determine the outcome of matters submitted to a vote by our stockholders. The influence of the SP Investors could result in the Company taking actions that other stockholders do not support or failing to take actions that other stockholders support. In addition, issuances or sales of our common stock (or the exercise of related registration rights), including sales of shares by our directors and officers or key investors, including the SP Investors and certain other former Alliance Boots stockholders, are subject to restrictions in the case of shares held by persons deemed to be our affiliates and to certain obligations pursuant to the Company Shareholders Agreement (as defined herein). As a result, the market price of our common stock could be adversely affected.

Conflicts of interest, or the appearance of conflicts of interest, may arise because certain of our directors and officers are also owners or directors of companies we may have dealings with.

Conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of the other entities and business activities in which our directors or officers are involved. For example, potential conflicts of interest could arise if a dispute were to arise between the Company and other parties to the shareholders agreement (the “Company Shareholders Agreement”) with certain SP Investors. Mr. Pessina, our Executive Chairman, indirectly controls Alliance Santé Participations S.A. (“ASP”), a privately-held company which is a party to the Company Shareholders Agreement, and he and his partner Ornella Barra, our Chief Operating Officer, International serve as directors of ASP. There are other arrangements between affiliates of Mr. Pessina and the Company, with required disclosures included in the Company’s annual proxy statement, including with respect to Alliance Healthcare Italia SpA, which is an entity indirectly owned and controlled by Mr. Pessina and in which the Company has an indirect 9% interest, which operates Boots branded stores in Italy. Conflicts of interest, or the appearance of conflicts of interest, or similar issues could arise in connection with these or other transactions in the future. While our contractual arrangements place restrictions on the parties’ conduct in certain situations, and related party transactions are subject to independent review and approval in accordance with our related party transactions approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting both companies.

Our certificate of incorporation and bylaws, Delaware law or our agreements with certain stockholders may impede the ability of our stockholders to make changes to our Board or impede a takeover.

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

WBA Fiscal 2021 Form 10-K	25

Table of Content
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

Item 2. Properties
The following information regarding the Company’s properties is provided as of August 31, 2021 and does not include properties of unconsolidated, partially-owned entities.

The United States segment operated 8,965 retail stores and five specialty pharmacies. The International segment operated 4,031 retail stores. In addition, the International segment also owned or leased 343 standalone Boots Opticians locations. The Company’s domestic and international retail locations, which included Boots Opticians and specialty pharmacy locations, covered approximately 140 million square feet. The Company owned approximately 10% and 4% of these United States segment and International segment locations, respectively. The remaining locations were leased or licensed. For more information on leases, see Note 5 Leases, to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

WBA Fiscal 2021 Form 10-K	26

Table of Content
The following is a breakdown of the Company’s retail stores:

Retail stores
United States:
United States	8,860
Puerto Rico	104
U.S. Virgin Islands	1
8,965

International:
United Kingdom	2,276
Mexico	1,110
Chile	302
Thailand	253
The Republic of Ireland	90
4,031
Walgreens Boots Alliance total	12,996

The Company operated 22 retail distribution centers with a total of approximately 14 million square feet of space, of which 13 locations were owned. Geographically, 17 of these retail distribution centers were located in the U.S. and five were located outside of the U.S. In addition, the Company used public warehouses and third-party distributors to handle certain retail distribution needs. The Company’s United States segment also operated three prescription mail service facilities which occupied approximately 280 thousand square feet. The Company's United States segment also operated one manufacturing facility, which occupied approximately 6.1 million square feet.

The Company operated 41 pharmaceutical distribution centers in Germany, of which 40 were owned. These pharmaceutical distribution centers occupied approximately 4 million square feet.

The Company operated 21 principal office facilities, which occupied 5.8 million square feet. Four of these principal office facilities were owned, and eight of which were located in the U.S.

Item 3. Legal proceedings
The information in response to this item is included in Note 11 Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

As previously disclosed, the Company has been under investigation by certain counties within the State of California for alleged noncompliance with state hazardous waste regulations. The Company has worked with state and local officials in an effort to resolve this matter. The Company executed a settlement agreement in October 2020 which includes a monetary payment and injunctive provisions, including funding of supplemental environmental projects. The total settlement value is $3.5 million. On December 17, 2020, the settlement was approved by a California state court in Alameda County (People of the State of California v. Walgreen Co., Case No. RG20081172), and its injunctive provisions will be in effect for three years.

Item 4. Mine safety disclosures
Not applicable.

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Walgreens Boots Alliance’s common stock is listed on the Nasdaq Stock Market under the symbol WBA. As of August 31, 2021, there were approximately 48,077 holders of record of Walgreens Boots Alliance common stock.

The Company has paid cash dividends every quarter since 1933. Future dividends will be determined based on earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

WBA Fiscal 2021 Form 10-K	27

Table of Content
The following table provides information about purchases made by the Company during the quarter ended August 31, 2021 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or programs[1]
6/1/21 - 6/30/21	—	$—	—	$2,003,419,960
7/1/21 - 7/31/21	—	—	—	2,003,419,960
8/1/21 - 8/31/21	—	—	—	2,003,419,960
	—	$—	—	$2,003,419,960
1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 6. Reserved

Not applicable.

WBA Fiscal 2021 Form 10-K	28

Table of Content
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

Certain amounts in the Consolidated Financial Statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts for each of the periods presented.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. and its subsidiaries is a global leader in retail pharmacy. Its operations are conducted through two reportable segments:
•United States; and
•International

See Note 17 Segment reporting and Note 18 Sales, to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of the COVID-19 pandemic (“COVID-19”) on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payer and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws, including U.S. tax law changes; changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes in general economic conditions in the markets in which the Company operates.

Specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S., a significant portion of which is dispensed outside of traditional retail pharmacies. To better serve the evolving specialty pharmacy market, in March 2017, we and Prime Therapeutics LLC, a PBM, closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, using an innovative model that seeks to align pharmacy, PBM and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. Certain clients of our joint venture were and are not obligated to contract through our joint venture, and have in the past, and may in the future, enter into specialty pharmacy and other agreements without involving our joint venture. Over the last year, certain clients have chosen not to renew their contracts through our joint venture which will impact gross sales. However, considering the relatively low margin nature of this business, we do not anticipate this having a material impact on operating income.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

COVID-19
COVID-19 has severely impacted, and may continue to impact, the economies of the U.S., the UK and other countries around the world. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, which has adversely affected, and may again adversely affect, our industries and our business operations. Further, financial and credit markets experienced, and may again experience, volatility. Policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, temporary closure or reduced hours of operation of certain store locations in the U.S., the UK and other countries, reduced customer traffic and sales in our retail pharmacies and the adoption of work-from-home policies.

WBA Fiscal 2021 Form 10-K	29

Table of Content
In response to COVID-19, various domestic and foreign federal, state and local governmental legislation, regulations, orders, policies and initiatives have been implemented that are designed to reduce the transmission of COVID-19, as well as to help address economic and market volatility and instability resulting from COVID-19. The Company has assessed and will continue to assess the impact of these governmental actions on the Company. The Company has participated in certain of these programs, including for example availing itself to certain tax deferrals which were introduced by the CARES Act in the U.S. and certain tax deferral and benefit and employee wage support in the UK, and if available, may continue to do so in the future.

During the first half of fiscal 2021, the Company experienced certain adverse impacts of COVID-19. Sales were negatively impacted within the United States segment driven by low level of flu incidences as social distancing measures continued to remain in place across the U.S. Sales were also negatively impacted within the International segment, which reflected a reduction in footfall in Boots UK stores as a second national lockdown was declared in November 2020. The Company took measures to keep stores open, incurring incremental selling, general and administrative expenses including higher employee costs and store expenses related to social distancing and incremental cleaning, COVID-19 drive-through testing sites expenses, safeguarding store environments as well as preparing for the rollout of mass vaccinations. In the beginning of fiscal 2021, the Company also took certain actions to partly mitigate the impact of COVID-19 through cost containment across the Company including temporary store closures and decreasing store hours and reducing rent at some locations. The Company's operating income was significantly and adversely impacted during the first half of fiscal 2021 as a result of COVID-19.

During the second half of fiscal 2021, the Company experienced sequential improvement compared to the first half of fiscal 2021 as sales and comparable scripts were positively impacted within the United States segment due to the acceleration of COVID-19 vaccination rollout and a recovery in retail. The United States segment’s operating income was also positively impacted as a result of COVID-19 vaccines administered, net of incremental labor and other costs related to the vaccination program. The International segment experienced a rebound in retail sales and operating income during the second half of fiscal 2021 resulting from the phased reopening of the UK high street and less severe COVID-19 restrictions. However, despite these improvements during the second half of fiscal 2021, store footfall in the UK remained below pre-COVID-19 levels.

The Company has taken a number of proactive actions consistent with regulatory directives, such as digital 'order ahead' drive-through offering services with an increased range of products available for drive-through pick-up and curbside collection and put in place new delivery options available nationwide in the U.S during fiscal 2021. To continue to work with customers and manage operations through the pandemic, the Company launched a new COVID-19 testing program for businesses in fiscal 2020. As of August 31, 2021, the Company has administered 12.9 million COVID-19 tests in the U.S. as part of its Test & Protect efforts. In the International segment, Boots administered more than 3.7 million COVID-19 tests in the UK, mostly undertaken in partnership with the National Health Service (“NHS”). Boots UK has a growing private test offering with several at home and in-store tests available, in addition to testing partnerships with several major airlines.

The Company has worked with the Centers for Disease Control and Prevention (“CDC”), U.S. Department of Health and Human Services (“HHS”) and the U.S. government to help administer COVID-19 vaccines to high priority groups, including long-term care facility residents and staff. The United States segment also expanded vaccination models to ensure convenient access, including same-day and walk-in appointments, mobile clinics, employer partnerships and extended hours. As of August 31, 2021, the United States segment had administered approximately 34.6 million COVID-19 vaccinations, including 13.5 million in the three months ended August 31, 2021.

The situation surrounding COVID-19 remains fluid, and could result in additional mandates and directives, including revisions thereto, from foreign, federal, state, county and city authorities throughout the continuation of the COVID-19 pandemic and for some time thereafter. The impact on the U.S. and global economies and consumer, customer and health care utilization patterns depends upon the evolving factors and future developments related to COVID-19. As a result, the financial and/or operational impact on the Company, operating results, cash flows and/or financial condition is uncertain, but the impact, singularly or collectively, could be material and adverse.

The Company’s current expectations described above are forward-looking statements and our actual results may differ. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements” and in Item 1A, Risk factors.

STRATEGIC UPDATE
In October 2021, the Company announced the launch of its new healthcare strategy. The Company plans to become a leading provider of local clinical care services by leveraging its consumer-centric technology and pharmacy network to deliver value-based care. The Company also plans to continue to transform its core pharmacy and retail business. The Company’s goal is to provide better consumer experiences, improve health outcomes and lower costs. At the center of the Company’s healthcare strategy is Walgreens Health, a technology-enabled care model powered by a nationally scaled, locally delivered healthcare

WBA Fiscal 2021 Form 10-K	30

Table of Content
platform. To advance its strategy, the Company announced majority investments in Village Practice Management Company, LLC (“VillageMD”) and CareCentrix, which it believes will strengthen Walgreens Health capabilities in primary care, post-acute care and home care.

See Note 21. Subsequent events to the Consolidated Financial Statements included in Part II. Item 8 herein for further information.

RECENT TRANSACTIONS

Pharmaceutical Wholesale Transaction
On June 1, 2021, the Company completed the Alliance Healthcare Sale. See Item 1. Business. Recent Transactions for further details on the Alliance Healthcare Sale.

The Disposal Group in the Alliance Healthcare Sale met the criteria to be reported as discontinued operations. Therefore, the related assets, liabilities and operating results of the Disposal Group are reported as discontinued operations for all periods presented.

See Note 2 Discontinued operations, to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

VillageMD investment
In July 2020, the Company and VillageMD announced an expansion of their partnership and the intent to open 500 to 700 “Village Medical at Walgreens” physician-led primary care clinics over a five-year period. This expanded partnership was supported by the Company’s investment in VillageMD over three years of $1.0 billion in equity and convertible debt, which included an initial $250 million equity investment.

On January 6, 2021, the Company and VillageMD announced the acceleration of the Company's investment in VillageMD. The Company completed the remaining $750 million investment during the twelve months ended August 31, 2021, which will support the opening of 600 to 700 clinics in more than 30 U.S. markets over a four-year period, with the intent to build hundreds more thereafter.

The Company held approximately 22% ownership interest in VillageMD as of August 31, 2021 and accounted for it using the equity method of accounting. It was anticipated, assuming full conversion of the debt, that the Company would hold approximately 30% ownership interest in VillageMD upon conversion.

On October 14, 2021 the Company announced that it has agreed to make an additional $5.2 billion investment in VillageMD to advance its strategic position in the delivery of value-based primary care. The incremental investment increases the Company’s ownership stake in VillageMD to approximately 63% from approximately 30% on a fully diluted basis, and increases the number of co-located clinics from 600 primary care clinics to 1,000 by the year 2027. The investment will be comprised of $4.0 billion in cash, to be paid by the Company to VillageMD at the closing of the transaction, and a promissory note in the principal amount of $1.2 billion to VillageMD at the closing of the transaction. The Company expects to fund the cash portion of the investment through a combination of cash on hand and available credit facilities

See Note 21. Subsequent events to the Consolidated Financial Statements included in Part II. Item 8 herein for further information.

iA acquisition
On December 29, 2020, the Company acquired a majority equity interest in Innovation Associates, Inc. (“iA”) for a cash consideration of $451 million. iA is a leading-edge provider of software enabled automation solutions for retail, hospital, federal healthcare and mail-order pharmacy markets. The Company accounted for this acquisition as a business combination and consolidates iA within the United States segment in its financial statements.

Pharmaceutical Wholesale business in Germany
On November 1, 2020, the Company and McKesson Corporation closed a transaction to form a combined pharmaceutical wholesale business in Germany, as part of a strategic alliance. The Company owns a 70% controlling equity interest in the combined business which is consolidated by the Company and reported within the International segment in its financial statements. The Company accounted for this acquisition as a business combination involving noncash purchase consideration of $296 million consisting of the issuance of an equity interest in the combined business. See Note 3 Acquisitions, to the Consolidated Financial Statements included in Part II, Item 8 below for additional information.

WBA Fiscal 2021 Form 10-K	31

Table of Content

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). At the end of fiscal 2021, the Company had delivered this annual cost savings goal.

Building on the successful implementation of the Transformational Cost Management Program to date and as part of the Company's strategic realignment to create even greater focus on the Company’s core business, on October 12, 2021, the Company’s Board of Directors approved an expansion and extension of the Transformational Cost Management Program through the end of fiscal 2024. The expanded Transformational Cost Management Program is expected to deliver incremental savings from existing programs and a comprehensive funnel of new initiatives which are intended to improve operating effectiveness and better position the core business for the future. The expansion of the program reflects further strategic initiatives to optimize real estate, implement a global business and centralized services model, as well as leverage technology and new business models to streamline processes across the organization. As a result, the Company is increasing its annual savings target to $3.3 billion of annual cost savings by fiscal 2024.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores. As a result of the expanded program, the Company now plans to reduce its presence by up to 150 Boots stores in the UK and up to 150 stores in the United States over the next three years, which are incremental to the previously planned reduction of approximately 200 Boots stores in the UK and approximately 250 stores in the United States.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its GAAP financial results of approximately $3.6 billion to $3.9 billion, of which $3.3 billion to $3.6 billion are expected to be recorded as exit and disposal activities. The Company estimates that approximately 85% of the cumulative pre-tax charges relating to the Transformational Cost Management Program represent current or future cash expenditures, primarily related to employee severance and business transition costs, IT transformation and lease and other real estate payments.

The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to the Transformational Cost Management Program as follows:

Transformational Cost Program Activities	Range of Charges
Lease obligations and other real estate costs[1]	$1,250 to 1,350 million
Asset impairments[2]	$525 to 575 million
Employee severance and business transition costs	$1,150 to 1,200 million
Information technology transformation and other exit costs	$400 to 450 million
Total cumulative pre-tax exit and disposal charges	$3.3 to 3.6 billion
Other IT transformation costs	$275 to 325 million
Total estimated pre-tax charges	$3.6 to 3.9 billion
1Includes impairments relating to operating lease right-of-use and finance lease assets.
2Primarily related to store closures and other asset impairments.

In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019. See Note 1 Summary of major accounting policies, to the Consolidated Financial Statements additional information.

Since the inception of the Transformational Cost Management Program to August 31, 2021, the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $1.5 billion, of which $1.3 billion is recorded as exit and disposal activities. See Note 4 Exit and disposal activities, to the Consolidated Financial Statements included in Part II. Item 8 below for additional information. These charges included $353 million related to lease obligations and other real estate costs, $252 million in asset impairments, $513 million in employee severance and business transition costs, $163 million of information technology transformation and other exit costs, and $200 million in other information technology costs.

WBA Fiscal 2021 Form 10-K	32

Table of Content

Costs under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses and included in the fiscal year ended August 31, 2021, 2020 and 2019, respectively were as follows (in millions):

Twelve Months Ended August 31, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$103	$6	$—	$108
Asset impairments	15	9	—	24
Employee severance and business transition costs	79	40	45	165
Information technology transformation and other exit costs	20	17	—	38
Total pre-tax exit and disposal charges	$217	$72	$46	$335
Other IT transformation costs	63	19	—	82
Total pre-tax charges	$279	$91	$46	$417

Twelve Months Ended August 31, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$191	$9	$14	$215
Asset impairments	51	19	2	72
Employee severance and business transition costs	132	93	45	270
Information technology transformation and other exit costs	70	42	(4)	108
Total pre-tax exit and disposal charges	$444	$163	$58	$665
Other IT transformation costs	55	18	—	73
Total pre-tax charges	$498	$182	$58	737

Twelve Months Ended August 31, 2019	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$5	$26	$—	$30
Asset impairments	95	61	—	156
Employee severance and business transition costs	41	37	1	78
Information technology transformation and other exit costs	6	10	—	17
Total pre-tax exit and disposal charges	$147	$134	$1	$282
Other IT transformation costs	42	3	—	45
Total pre-tax charges	$189	$137	$1	327
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

WBA Fiscal 2021 Form 10-K	33

Table of Content

Costs related to Store Optimization Program for the twelve months ended August 2020 were $22 million for lease obligation and other real estate costs and $31 million for employee severance and other exit costs, respectively. The liabilities related to Store Optimization Program as of August 31, 2021 and August 31, 2020 were not material.

INVESTMENT IN AMERISOURCEBERGEN
As of August 31, 2021 and August 31, 2020, respectively, the Company owned 58,854,867 and 56,854,867 shares of AmerisourceBergen common stock, representing approximately 28.5% and 27.9% of its outstanding common stock based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q.

The Company has a shareholders agreement with AmerisourceBergen, which was most recently amended and restated in connection with the Alliance Healthcare Sale (the “A&R Shareholders Agreement”). Pursuant to the A&R Shareholders Agreement, the Company has designated one member of AmerisourceBergen’s board of directors. The Company is also permitted, subject to certain conditions, to acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market, and thereafter to designate another member of AmerisourceBergen’s board of directors. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings (loss) attributable to the investment classified within the operating income of the Company’s United States segment. During the twelve months ended August 31, 2021, the Company recognized equity losses in AmerisourceBergen of $1,139 million, which included a loss of $1,373 million recognized during the three months ended November 30, 2020. These equity losses were primarily due to AmerisourceBergen's recognition of a $5.6 billion, net of tax charge related to its ongoing opioid litigation in its financial statements for the three month period ended September 30, 2020.

As discussed above in Item 1, Recent Transactions, on June 1, 2021 the Company completed the previously announced Alliance Healthcare Sale per the Share Purchase Agreement with AmerisourceBergen. See Note 2 Discontinued operations, to the Consolidated Financial Statements included in Part II. Item 8 below for additional information.

The financial performance of AmerisourceBergen will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. These considerations may materially and adversely affect the Company’s financial condition and results of operations. For more information, see Part I. Item 1. Business “Relationship with AmerisourceBergen” and Note 6 Equity method investments, to the Consolidated Financial Statements included in Part II. Item 8.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for fiscal 2021, 2020 and 2019:

	(in millions, except per share amounts)
	2021	2020	2019
Sales	$132,509	$121,982	$120,074
Gross profit	28,067	26,078	28,159
Selling, general and administrative expenses	24,586	25,436	23,557
Equity earnings (loss) in AmerisourceBergen	(1,139)	341	164
Operating income	2,342	982	4,766
Adjusted operating income (Non-GAAP measure)[1]	5,117	4,730	6,481
Earnings (loss) before interest and income tax provision	2,900	1,060	5,009
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	1,994	180	3,816
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)[1]	4,256	3,772	5,169
Diluted net earnings (loss) per common share - continuing operations (GAAP)	2.30	0.20	4.13
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)[1]	4.91	4.28	5.60

WBA Fiscal 2021 Form 10-K	34

Table of Content

	Percentage increases (decreases)
	2021	2020	2019
Sales	8.6	1.6	6.1
Gross profit	7.6	(7.4)	(2.3)
Selling, general and administrative expenses	(3.3)	8.0	1.8
Operating income	138.4	(79.4)	(18.7)
Adjusted operating income (Non-GAAP measure)[1]	8.2	(27.0)	(9.7)
Earnings before interest and income tax provision	173.7	(78.8)	(10.5)
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	NM	(95.3)	(18.6)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)[1]	12.8	(27.0)	(7.1)
Diluted net earnings per common share - continuing operations (GAAP)	NM	(95.1)	(12.3)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)[1]	14.6	(23.5)	0.1

	Percent to sales
	2021	2020	2019
Gross margin	21.2	21.4	23.5
Selling, general and administrative expenses	18.6	20.9	19.6
1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
The following information summarizes our results of operations for fiscal 2021 compared to fiscal 2020 and fiscal 2020 compared to fiscal 2019. In fiscal 2021, the Company completed the Alliance Healthcare Sale, pursuant to which the Disposal Group is reported as discontinued operations for all periods presented. The Company also eliminated the Pharmaceutical Wholesale segment and aligned into two reportable segments: United States and International, as further described below.

Net earnings from continuing operations fiscal 2021 compared to fiscal 2020
Fiscal 2021 net earnings attributable to the Company was $2.0 billion compared to $180 million for the prior year period. Diluted net earnings per share was $2.30 compared to $0.20 for the prior year period. The increase in net earnings and diluted net earnings per share are primarily due to $2.0 billion non-cash impairment charges in the International segment, related to goodwill and intangible assets in the prior year period, earnings related to the Company's equity method investee HC Group Holdings I, LLC (“HC Group Holdings”) and gain on partial sale of ownership interest in Option Care Health by the Company's equity method investee HC Group Holdings, partially offset by equity losses in AmerisourceBergen during the three months ended November 30, 2020. Diluted net earnings per share was positively affected by a lower number of shares outstanding compared with the prior year.

Other income for fiscal 2021 was $558 million compared to $77 million for fiscal 2020. The increase in other income is mainly due to a partial sale of ownership interest in Option Care Health by the Company's equity method investee HC Group Holdings.

Net Interest expense was $905 million and $613 million in fiscal 2021 and 2020, respectively. The increase in interest expense included $414 million related to the early extinguishment of debt related to the Company's cash tender offer to partially purchase and retire $3.3 billion of long-term debt in advance of its maturity.

The Company's effective tax rate for fiscal 2021 and 2020 was 33.4% and 76.0%, respectively. The net decrease in the effective tax rate was primarily attributable to prior year non-deductible goodwill impairment charge and the discrete tax effect of equity losses in AmerisourceBergen, partially offset by the tax effect of equity earnings of HC Group Holdings.

WBA Fiscal 2021 Form 10-K	35

Table of Content
Adjusted diluted net earnings per share from continuing operations (Non-GAAP measure) fiscal 2021 compared to fiscal 2020 Adjusted net earnings attributable to the Company in fiscal 2021 increased 12.8 percent to $4.3 billion compared with the prior year. Adjusted diluted net earnings per share in fiscal 2021 increased 14.6 percent to $4.91 compared with the prior year. Adjusted net earnings and adjusted diluted earnings per share were both positively impacted by 0.9 percentage points as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings for fiscal 2021 primarily reflects increased adjusted operating income across the United States and International segments, and cost savings from the Transformational Cost Management Program. Adjusted diluted net earnings per share was positively affected by a lower number of shares outstanding compared with the prior year. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Net earnings from continuing operations fiscal 2020 compared to fiscal 2019
Fiscal 2020 net earnings attributable to the Company decreased 95.3 percent to $180 million, while diluted net earnings per share decreased 95.1 percent to $0.20 compared with the prior year. The decrease primarily reflects third quarter non-cash impairment charges, adverse COVID-19 impacts, lower U.S. pharmacy gross profit, and year on year bonus changes partially offset by savings from Transformational Cost Management Program. Diluted net earnings per share was positively affected by a lower number of shares outstanding compared with the prior year.

Other income for fiscal 2020 was $77 million compared to $243 million for fiscal 2019. The decrease primarily reflects gains resulting from the termination of the option granted to Rite Aid to become a member of the Company’s group purchasing organization in fiscal 2019.

Net interest expense was $613 million and $650 million in fiscal 2020 and 2019, respectively.

The Company's effective tax rate for fiscal 2020 and 2019 was 76.0% and 13.2%, respectively. The net increase in the effective tax rate was primarily attributable to third quarter fiscal 2020 non-tax deductible impairment charges and deferred tax impact of the UK rate change.

Adjusted diluted net earnings per share from continuing operations (Non-GAAP measure) fiscal 2020 compared to fiscal 2019
Adjusted net earnings attributable to the Company in fiscal 2020 decreased 27.0 percent to $3.8 billion compared with the prior year. Adjusted diluted net earnings per share in fiscal 2020 decreased 23.5 percent to $4.28 compared with the prior year. Adjusted net earnings and adjusted diluted earnings per share were both negatively impacted by 8.7 and 9.1 percentage points, respectively, as a result of currency translation.

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

RESULTS OF OPERATIONS BY SEGMENT
In fiscal year ended August 31, 2021, the Company eliminated the Pharmaceutical Wholesale segment and aligned into two reportable segments: United States and International. The following information summarizes our results of operations by segment for fiscal 2021 compared to fiscal 2020 and fiscal 2020 compared to fiscal 2019.

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

WBA Fiscal 2021 Form 10-K	36

Table of Content
FINANCIAL PERFORMANCE

	(in millions, except location amounts)
	2021	2020	2019
Sales	$112,005	$107,701	$104,532
Gross profit	23,736	22,302	23,618
Selling, general and administrative expenses	20,042	19,331	19,307
Equity earnings (loss) in AmerisourceBergen	(1,139)	341	164
Operating income	2,554	3,312	4,475
Adjusted operating income (Non-GAAP measure)[1]	5,019	4,761	5,873
Number of prescriptions[2]	827.5	818.0	843.7
30-day equivalent prescriptions[2,3]	1,210.6	1,165.3	1,150.1
Number of locations at period end	8,973	9,028	9,285

	Percentage increases (decreases)
	2021	2020	2019
Sales	4.0	3.0	6.2
Gross profit	6.4	(5.6)	(1.0)
Selling, general and administrative expenses	3.7	0.1	2.9
Operating income	(22.9)	(26.0)	(15.3)
Adjusted operating income (Non-GAAP measure)[1]	5.4	(18.9)	(9.0)

Comparable sales[4]	5.1	2.8	2.0
Pharmacy sales	5.5	4.3	8.6
Comparable pharmacy sales[4]	6.7	3.2	4.0
Retail sales	(0.4)	(0.4)	—
Comparable retail sales[4]	1.2	1.6	(2.4)
Comparable number of prescriptions[2,4]	2.4	(1.3)	(0.1)
Comparable 30-day equivalent prescriptions[2,3,4]	5.0	2.9	3.0

	Percent to sales
	2021	2020	2019
Gross margin	21.2	20.7	22.6
Selling, general and administrative expenses	17.9	17.9	18.5
1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Includes vaccinations, including COVID-19.
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

WBA Fiscal 2021 Form 10-K	37

Table of Content

Sales fiscal 2021 compared to fiscal 2020
The United States segment’s sales for fiscal 2021 increased by 4.0% to $112.0 billion. Comparable sales increased by 5.1% in fiscal 2021.

Pharmacy sales increased by 5.5% in fiscal 2021 and represented 75.8% of the segment’s sales. The increase in fiscal 2021 is due to higher brand inflation and favorable COVID-19 vaccines and testing. In fiscal 2020, pharmacy sales increased 4.3% and represented 74.7% of the segment’s sales. Comparable pharmacy sales increased 6.7% in fiscal 2021 compared to an increase of 3.2% in fiscal 2020. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.5% in fiscal 2021 compared to a reduction of 2.4% in fiscal 2020. The effect of generics on segment sales was a reduction of 0.4% in fiscal 2021 compared to a reduction of 1.7% for fiscal 2020. Third-party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.4% of prescription sales for fiscal 2021 compared to 97.2% for fiscal 2020. The total number of prescriptions (including vaccinations) filled in fiscal 2021 was 827.5 million compared to 818.0 million in fiscal 2020. Prescriptions (including vaccinations) adjusted to 30-day equivalents were 1,210.6 million in fiscal 2021 compared to 1,165.3 million in fiscal 2020.

Retail sales decreased by 0.4% in fiscal 2021 and were 24.2% of the segment’s sales. In comparison, fiscal 2020 retail sales decreased by 0.4% and comprised 25.3% of the segment’s sales. Comparable retail sales increased 1.2% in fiscal 2021 and increased 1.6% in fiscal 2020. The increase in comparable retail sales in fiscal 2021 was primarily driven by health & wellness, including favorable vitamins and at-home COVID-19 tests, and beauty categories partially offset by the continued de-emphasis of tobacco.

Operating income fiscal 2021 compared to fiscal 2020
The United States segment’s operating income for fiscal 2021 decreased 22.9% to $2.6 billion. The decrease was primarily due to the Company's share of equity loss in AmerisourceBergen and pharmacy reimbursement pressure, partially offset by COVID-19 vaccines and testing, and savings related to the Company's Transformational Cost Management Program.

Gross margin was 21.2% in fiscal 2021 compared to 20.7% in fiscal 2020. Gross margin was positively impacted in fiscal 2021 by pharmacy margins, primarily due to COVID-19 vaccines and testing. The increase in pharmacy margins was partially offset by reimbursement pressure.

Selling, general and administrative expenses as a percentage of sales were flat at 17.9% in fiscal 2021 and fiscal 2020. Savings related to the Company's Transformational Cost Management Program were offset by incremental COVID-19 related costs, mainly related to the vaccination program, as well as higher growth investments.

Adjusted operating income (Non-GAAP measure) fiscal 2021 compared to fiscal 2020
United States segment’s adjusted operating income for fiscal 2021 increased 5.4% to $5.0 billion. The increase was primarily due to COVID-19 vaccines and testing, savings related to the Company's Transformational Cost Management Program and retail performance, partially offset by pharmacy reimbursement pressure and COVID-19 related costs.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales fiscal 2020 compared to fiscal 2019
The United States segment’s sales for fiscal 2020 increased by 3.0% to $107.7 billion. Comparable sales increased by 2.8% in fiscal 2020.

Pharmacy sales increased by 4.3% in fiscal 2020 and represented 74.7% of the segment’s sales. The increase in fiscal 2020 was due to higher brand inflation and growth in specialty sales. In fiscal 2019, pharmacy sales increased 8.6% and represented 73.8% of the segment’s sales. Comparable pharmacy sales increased 3.2% in fiscal 2020 compared to an increase of 4.0% in fiscal 2019. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.4% in fiscal 2020 compared to a reduction of 1.2% in fiscal 2019. The effect of generics on segment sales was a reduction of 1.7% in fiscal 2020 compared to a reduction of 0.8% for fiscal 2019. Third-party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.2% of prescription sales for fiscal 2020 compared to 97.1% for fiscal 2019. The total number of prescriptions (including vaccinations) filled in fiscal 2020 was 818.0 million compared to 843.7 million in fiscal 2019. Prescriptions (including vaccinations) adjusted to 30-day equivalents were 1,165.3 million in fiscal 2020 compared to 1,150.1 million in fiscal 2019.

WBA Fiscal 2021 Form 10-K	38

Table of Content
Retail sales decreased by 0.4% in fiscal 2020 and were 25.3% of the segment’s sales. In comparison, fiscal 2019 retail sales were flat and comprised 26.2% of the segment’s sales. Comparable retail sales increased 1.6% in fiscal 2020 and decreased 2.4% in fiscal 2019. The increase in comparable retail sales in fiscal 2020 was primarily driven by health & wellness, including a favorable cough cold and flu season and personal care categories partially offset by the continued de-emphasis of tobacco.

Operating income fiscal 2020 compared to fiscal 2019
The United States segment’s operating income for fiscal 2020 decreased 26.0% to $3.3 billion. The decrease was primarily due to U.S pharmacy reimbursement pressure and COVID-19 adverse impacts partially offset by a reduction in selling, general and administrative expenses as a percentage of sales.

Gross margin was 20.7% in fiscal 2020 compared to 22.6% in fiscal 2019. Gross margin was negatively impacted in fiscal 2020 by pharmacy margins, which were negatively impacted by reimbursement pressure. The decrease in pharmacy margins was partially offset by the favorable impact of procurement efficiencies.

Selling, general and administrative expenses as a percentage of sales were 17.9% in fiscal 2020 compared to 18.5% in fiscal 2019. As a percentage of sales, expenses were lower in fiscal 2020 primarily due to savings related to the Transformational Cost Management Program and gains on sale-leaseback transactions in fiscal 2020, partially offset by costs related to the Company's Transformational Cost Management Program and year-on-year bonus impact.

Adjusted operating income (Non-GAAP measure) fiscal 2020 compared to fiscal 2019
The United States segment’s adjusted operating income for fiscal 2020 decreased 18.9% to $4.8 billion. The decrease was primarily due to lower pharmacy margins, which were negatively impacted by reimbursement pressure, and COVID-19 adverse impacts partially offset by a reduction in selling, general, and administrative expenses as a percentage of sales.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

International
The Company's International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and the Company's pharmaceutical wholesaling and distribution business in Germany. Pharmacy-led health and beauty retail businesses include Boots branded stores in the UK, the Republic of Ireland and Thailand, the Benavides brand in Mexico and the Ahumada brand in Chile. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products.

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

The Company presents certain information related to operating results in “constant currency,” which is a non-GAAP financial measure. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency exclude the effects of fluctuations in foreign currency exchange rates. See “--Non-GAAP Measures.”

FINANCIAL PERFORMANCE

	(in millions, except location amounts)
	2021	2020	2019
Sales	$20,505	$14,281	$15,542
Gross profit	4,328	3,774	4,540
Selling, general and administrative expenses	4,101	5,863	4,091
Operating income (loss)	227	(2,090)	448
Adjusted operating income (loss) (Non-GAAP measure)[1]	466	157	759

Number of locations at period end	4,031	4,192	4,360

WBA Fiscal 2021 Form 10-K	39

Table of Content

	Percentage increases (decreases)
	2021	2020	2019
Sales	43.6	(8.1)	(5.9)
Gross profit	14.7	(16.9)	(8.5)
Selling, general and administrative expenses	(30.1)	43.3	(1)
Operating income (loss)	110.9	NM	(46.1)
Adjusted operating income (loss) (Non-GAAP measure)[1]	197.2	(79.4)	(19.2)

Comparable sales in constant currency[2]	3.9	(8.8)	(1.6)
Pharmacy sales	8.7	(4.1)	(6.4)
Comparable pharmacy sales in constant currency[2]	6.7	—	(0.9)
Retail sales	5.5	(17.8)	(6.8)
Comparable retail sales in constant currency[2]	2.0	(13.9)	(2.0)

	Percent to sales
	2021	2020	2019
Gross margin	21.1	26.4	29.2
Selling, general and administrative expenses	20.0	41.1	26.3
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

Sales fiscal 2021 compared to fiscal 2020
The International segment’s sales for fiscal 2021 increased 43.6% to $20.5 billion. The favorable impact of currency translation on sales was 9.5 percentage points. Comparable sales in constant currency, which excludes sales from the Company's pharmaceutical wholesale combined business in Germany, increased 3.9 percent mainly due to higher sales in Boots UK as well as higher sales in Latin America and Ireland. Following the adverse impact of COVID-19 restrictions in the UK during the first half of the year, sales in the second half recovered, reflecting increased store foot traffic.

Pharmacy sales increased 8.7% in fiscal 2021 and represented 18.6% of the segment’s sales. The favorable impact of currency translation on pharmacy sales was 6.8 percentage points. Comparable pharmacy sales in constant currency increased 6.7 percent primarily in the UK due to stronger pharmacy services (notably COVID-19 testing) and favorable National Health Service ("NHS") reimbursement levels, partially offset by lower prescription volume in the UK. In addition, Latin America showed strong pharmacy volume growth.

Retail sales increased 5.5% for fiscal 2021 and represented 30.4% of the segment’s sales. The favorable impact of currency translation on retail sales was 6.5 percentage points. Comparable retail sales in constant currency increased 2.0 percent reflecting higher retail sales in the UK and Ireland, including a recovery during the second half of the year, as COVID-19 restrictions eased.

WBA Fiscal 2021 Form 10-K	40

Table of Content
Operating income fiscal 2021 compared to fiscal 2020
The International segment’s operating income for fiscal 2021 was $227 million, compared to an operating loss of $2.1 billion in fiscal 2020. Operating income was favorably impacted by 1.0 percentage points ($21 million) of currency translation. Excluding the impact of currency translation, the increase in operating income was primarily in the UK, due to goodwill and intangible asset impairment charges in the Boots reporting unit in the prior fiscal year, as well as the recovery in the UK in the second half of the year following the easing of COVID-19 restrictions supported by operational improvements.

Gross profit increased 14.7% in fiscal 2021. Gross profit was favorably impacted by 7.3 percentage points ($277 million) of currency translation. The remaining increase was primarily due to incremental gross profit associated with the formation of the Company's pharmaceutical wholesale combined business in Germany, higher gross profit in Boots UK pharmacy services together with pharmacy growth in Latin America and volume growth in Ireland, partially offset by the impact of lower UK store foot traffic compared to the prior fiscal year.

Selling, general and administrative expenses decreased 30.1% in fiscal 2021 compared to fiscal 2020. Expenses were adversely impacted by 4.4 percentage points ($256 million) as a result of currency translation. Excluding the impact of currency translation, the decrease was almost entirely due to goodwill and intangible asset impairment charges in the Boots reporting unit in the prior fiscal year. Incremental selling, general and administrative expenses associated with the formation of the Company's combined business in Germany were largely offset by cost savings from the Transformational Cost Management Program. As a percentage of sales, selling, general and administrative expenses were 20.0% in fiscal 2021, compared to 41.1% in the prior fiscal year.

Adjusted operating income (Non-GAAP measure) fiscal 2021 compared to fiscal 2020
The International segment’s adjusted operating income for fiscal 2021 increased $309 million to $466 million. Adjusted operating income was positively impacted by 17.9 percentage points ($28 million) of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily due to sales growth in the UK during the second half of the year, supported by operational improvements in a recovering UK market. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales fiscal 2020 compared to fiscal 2019
The International segment’s sales for fiscal 2020 decreased 8.1% to $14.3 billion. The negative impact of currency translation on sales was 1.5 percentage points. Comparable sales in constant currency decreased 8.8% mainly due to lower retail sales in Boots UK, driven by a reduction in store foot traffic due to the impact of COVID-19.

Pharmacy sales decreased 4.1% in fiscal 2020 and represented 24.5% of the segment’s sales. The negative impact of currency translation on pharmacy sales was 2.2 percentage points. Comparable pharmacy sales in constant currency were flat as favorable National Health Service reimbursement levels mitigated the impact of lower prescription volume and reduced demand for services during the COVID-19 pandemic in Boots UK.

Retail sales decreased 17.8% for fiscal 2020 and represented 41.3% of the segment’s sales. The negative impact of currency translation on retail sales was 0.8 percentage points. Comparable retail sales in constant currency decreased 13.9% reflecting lower Boots UK retail sales, as footfall in stores in the second half of the year was significantly reduced due to COVID-19, particularly in major high street, train station and airport locations.

Operating income fiscal 2020 compared to fiscal 2019
The International segment’s operating loss for fiscal 2020 was $2.1 billion, compared to an operating income of $448 million in fiscal 2019. Operating income was positively ~~i~~mpacted by 2.3 percentage points ($10 million) of currency translation. Excluding the impact of currency translation, the decrease in operating income was primarily in the UK, due to goodwill and intangible asset impairment charges in the Boots reporting unit and lower gross profit reflecting lower sales from COVID-19 restrictions in Boots UK and Opticians.

Gross profit decreased 16.9% in fiscal 2020. Gross profit was negatively impacted by 1.1 percentage points ($51 million) of currency translation. The remaining decrease was mainly due to lower retail sales in Boots UK and Opticians, higher fulfillment costs and lower supplier contributions.

Selling, general and administrative expenses increased 43.3 percent from fiscal 2019. Expenses were positively impacted by 1.5 percentage points ($61 million) as a result of currency translation. Excluding the impact of currency translation, the increase was almost entirely due to goodwill and intangible asset impairment charges in the Boots reporting unit partially offset by short term cost mitigation initiatives. As a percentage of sales, selling, general and administrative expenses were 41.1% in fiscal 2020, compared to 26.3% in the prior fiscal year.

WBA Fiscal 2021 Form 10-K	41

Table of Content

Adjusted operating income (Non-GAAP measure) fiscal 2020 compared to fiscal 2019
The International segment’s adjusted operating income for fiscal 2020 decreased 79.4% to $157 million. Adjusted operating income was positively impacted by 1.1 percentage points ($9 million) of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income was primarily due to lower retail sales in the UK including the impact of COVID-19. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under SEC rules, presented herein to the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (GAAP). The Company has provided the non-GAAP financial measures herein, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP.

These supplemental non-GAAP financial measures are presented because management has evaluated the Company’s financial results both including and excluding the adjusted items or the effects of foreign currency translation, as applicable, and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the Company’s business from period to period and trends in the Company’s historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein.

The Company does not provide a reconciliation for non-GAAP estimates on a forward-looking basis where it is unable to provide a meaningful or accurate calculation or estimation of reconciling items and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the timing or amount of various items that have not yet occurred, are out of the Company’s control or cannot be reasonably predicted, and that would impact the most directly comparable forward-looking GAAP financial measure. For the same reasons, the Company is unable to address the probable significance of the unavailable information. Forward-looking non-GAAP financial measures may vary materially from the corresponding GAAP financial measures.

NON-GAAP RECONCILIATIONS

Operating income to Adjusted operating income by segments

	(in millions)
	Twelve months ended August 31, 2021
	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$2,554	$227	$(439)	$2,342
Adjustments to equity (loss) earnings in AmerisourceBergen	1,645	—	—	1,645
Acquisition-related amortization	448	75	—	523
Transformational cost management	279	91	46	417
Certain legal and regulatory accruals and settlements	75	—	—	75
Acquisition-related costs	6	24	24	54
Impairment of goodwill and intangible assets	—	49	—	49
LIFO provision	13	—	—	13
Adjusted operating income (Non-GAAP measure)	$5,019	$466	$(368)	$5,117

WBA Fiscal 2021 Form 10-K	42

Table of Content

	(in millions)
	Twelve months ended August 31, 2020
	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$3,312	$(2,090)	$(239)	$982
Adjustments to equity (loss) earnings in AmerisourceBergen	97	—	—	97
Acquisition-related amortization	309	75	—	384
Transformational cost management	498	182	40	719
Acquisition-related costs	296	6	12	315
LIFO provision	95	—	—	95
Store damage and inventory losses	68	—	—	68
Store optimization	53	—	—	53
Impairment of goodwill and intangible assets	32	1,984	—	2,016
Adjusted operating income (Non-GAAP measure)	$4,761	$157	$(187)	$4,730

	(in millions)
	Twelve months ended August 31, 2019
	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (GAAP)	$4,475	$448	$(157)	$4,766
Adjustments to equity (loss) earnings in AmerisourceBergen	233	—	—	233
Acquisition-related amortization	315	101	—	416
Transformational cost management	189	137	1	327
Certain legal and regulatory accruals and settlements	31	—	—	31
Acquisition-related costs	299	—	5	303
Impairment of goodwill and intangible assets	—	73	—	73
LIFO provision	136	—	—	136
Store optimization	196	—	—	196
Adjusted operating income (Non-GAAP measure)	$5,873	$759	$(152)	$6,481

WBA Fiscal 2021 Form 10-K	43

Table of Content
Net Earnings to Adjusted net earnings & Earnings per share to Adjusted Earnings per share

	(in millions)
	2021	2020	2019
Net Earnings From Continuing Operations (GAAP)	$1,994	$180	$3,816

Adjustments to operating income:
Adjustments to equity (loss) earnings in AmerisourceBergen [1]	1,645	97	233
Acquisition-related amortization [2]	523	384	416
Transformational cost management [3]	417	719	327
Certain legal and regulatory accruals and settlements [4]	75	—	31
Acquisition-related costs [5]	54	315	303
Impairment of goodwill and intangible assets [6]	49	2,016	73
LIFO provision [7]	13	95	136
Store damage and inventory losses [8]	—	68	—
Store optimization [3]	—	53	196
Total adjustments to operating income	2,775	3,747	1,715

Adjustments to other income:
Net investment hedging (gain) loss [9]	8	(11)	18
Impairment of equity method investment	—	71	—
Termination of option granted to Rite Aid [14]	—	—	(173)
Gain on sale of equity method investment [10]	(290)	(1)	—
Total adjustments to other income	(281)	59	(155)

Adjustments to interest expense, net:
Early debt extinguishment [11]	414	—	—
Total adjustments to interest expense, net	414	—	—

Adjustments to income tax provision:
UK tax rate change [12]	378	139	—
U.S. tax law changes [12]	—	(6)	(8)
Equity method non-cash tax [12]	(161)	60	18
Tax impact of adjustments [12]	(283)	(433)	(257)
Total adjustments to income tax provision	(65)	(240)	(247)

Adjustments to post-tax equity earnings from other equity method investments:
Adjustments to equity earnings in other equity method investments [13]	(504)	54	40
Total adjustments to post-tax equity earnings from other equity method investments	(504)	54	40

Adjustments to net earnings (loss) attributable to noncontrolling interests:
Acquisition-related amortization [2]	(75)	(4)	—
Transformational cost management [3]	1	(10)	—
Impairment of goodwill and intangible assets [6]	—	(14)	—
LIFO provision [7]	(2)	(1)	—
Total adjustments to net earnings (loss) attributable to noncontrolling interests	(77)	(29)	—

Adjusted net earnings attributable to Continuing Operations (Non-GAAP measure)	$4,256	$3,772	$5,169

WBA Fiscal 2021 Form 10-K	44

Table of Content

	2021	2020	2019
Net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (GAAP)	$548	$277	$166
Acquisition-related amortization [2]	28	76	78
Transformational cost management [3]	1	73	151
Acquisition-related costs [5]	92	1	—
Gain on disposal of discontinued operations	(322)	—	—
Tax impact of adjustments [12]	(6)	(25)	(34)
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations	$(206)	126	195

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (Non-GAAP measure)	$342	$403	$360

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$4,598	$4,175	$5,529

Diluted net earnings per common share - continuing operations (GAAP)	$2.30	$0.20	$4.13
Adjustments to operating income	3.20	4.26	1.86
Adjustments to other income (expense)	(0.32)	0.07	(0.17)
Adjustments to interest expense, net	0.48	—	—
Adjustments to income tax provision	(0.08)	(0.27)	(0.27)
Adjustments to earnings from other equity method investments [13]	(0.58)	0.06	0.04
Adjustments to net earnings (loss) attributable to noncontrolling interests	(0.09)	(0.03)	—
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)	$4.91	$4.28	$5.60

Diluted net earnings per common share - discontinued operations (GAAP)	0.63	0.31	0.18
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. – discontinued operations	(0.24)	0.14	0.21
Adjusted diluted net earnings per common share - discontinued operations (Non-GAAP measure)	$0.39	$0.46	$0.39

Adjusted diluted net earnings per common share (Non-GAAP measure)	$5.31	$4.74	$5.99

Weighted average common shares outstanding, diluted (in millions)	866.4	880.3	923.5

WBA Fiscal 2021 Form 10-K	45

Table of Content

1	Adjustments to equity earnings (loss) in AmerisourceBergen consist of the Company’s proportionate share of non-GAAP adjustments reported by AmerisourceBergen consistent with the Company’s non-GAAP measures. The Company recognized equity losses in AmerisourceBergen of $1,373 million during the three months ended November 30, 2020. These equity losses are primarily due to AmerisourceBergen's recognition of $5.6 billion, net of tax, charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.
2	Acquisition-related amortization includes amortization of acquisition-related intangible assets and inventory valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangibles assets such as customer relationships, trade names, trademarks and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within selling, general and administrative expenses. Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of the inventory reflects cost of acquired inventory and a portion of the expected profit margin. The acquisition-related inventory valuation adjustments exclude the expected profit margin component from cost of sales recorded under the business combination accounting principles.
3	Transformational Cost Management Program and Store Optimization Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within selling, general and administrative expenses. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
4	Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within selling, general and administrative expenses.
5	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities. These costs include all charges incurred on certain mergers, acquisition and divestitures related activities, for example, including costs related to integration efforts for successful merger, acquisition and divestitures activities. These charges are primarily recorded within selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.
6	Goodwill and intangible assets arising from acquisition related activities are recorded by the Company following the analysis to determine the fair value of consideration paid and the assignment of fair values to all tangible and intangible assets acquired. Impairment of goodwill and intangible assets do not relate to the ordinary course of the Company’s business. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within selling, general and administrative expenses.
7	The Company’s United States segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the United States segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
8	Store damage and inventory losses as a result of looting in the U.S., net of insurance recoveries.
9	Gain or loss on certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within other income (expense). We do not believe this volatility related to mark-to-market adjustment on the underlying derivative instruments reflects the Company’s operational performance.
10	Includes significant gain on sale of equity method investment. During the fiscal year ended August 31, 2021, the Company recorded a gain of $290 million in Other income due to a partial sale of ownership interests in Option Care Health by the Company's equity method investee HC Group Holdings.
11	Loss on early extinguishment of debt related to the Company's cash tender offers to partially purchase and retire $3.3 billion of long term U.S. denominated notes. The Company excludes these charges to enable a more consistent evaluation of the Company's financial performance.
12	Adjustments to income tax provision include adjustments to the GAAP basis tax provision commensurate with non-GAAP adjustments and certain discrete tax items including tax law changes and equity method non-cash tax. These charges are recorded within income tax provision (benefit).
13	Adjustments to post tax equity earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded within post tax earnings (loss) from other equity method investments. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees. In the three months ended May 31, 2021 due to partial sales of ownership interests in Option Care Health, our equity method investee HC Group Holdings lost the ability to control Option Care Health and, therefore, deconsolidated Option Care Health in its financial statements. As a result of this deconsolidation, HC Group Holdings recognized a gain of $1.2 billion and the Company recorded its share of equity earnings in HC Group Holdings of $576 million during the three months ended May 31, 2021.
14	The option granted to Rite Aid to become a member of the Company’s group purchasing organization was terminated during fiscal 2019, resulting in recognition of a gain in other income (expense).

The Company considers certain metrics presented in this Annual Report on Form 10-K, such as comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions, and comparable 30-day equivalent prescriptions, to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures, which are described in more detail in this Annual Report on Form 10-K, may not be comparable to similarly-titled performance indicators used by other companies.

WBA Fiscal 2021 Form 10-K	46

Table of Content
LIQUIDITY AND CAPITAL RESOURCES
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

The Company expects to fund its working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements and current cash and investment balances. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds for the Company's foreseeable working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. See Part II. Item 7A, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Cash, cash equivalents and restricted cash were $1.3 billion (including $0.2 billion in non-U.S. jurisdictions) as of August 31, 2021, compared to $0.7 billion (including $0.4 billion in non-U.S. jurisdictions) as of August 31, 2020. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

On August 17, 2021, the Company provided notice to the Trustee and the Holders of its 3.3% notes due 2021 issued by the Company on November 18, 2014 that it will redeem in full the $1.25 billion aggregate principal amount outstanding of the notes on September 18, 2021. These notes were redeemed in full as of that date. The Company has also announced its intention to make cash investments aggregating approximately $5.3 billion for certain acquisitions. Additionally, these acquisitions include certain put options which may be exercised in the future. The Company currently expects the incremental investment resulting from the exercise of the put options in future could be between approximately $1.3 billion and $1.6 billion. See Note 21. Subsequent events, to the Consolidated Financial Statements included in Part II. Item 8 herein for further information.

As of August 31, 2021 the Company had an aggregate borrowing capacity of $7 billion including funds already drawn. At August 31, 2021, the Company had no guarantees outstanding and no amounts issued under letters of credit. For details of the Company’s debt instruments and its recent financing actions, see Note 8. Debt, to the Consolidated Financial Statements included in Part II. Item 8 herein.

Cash flows from operating activities
Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities was $5.6 billion in fiscal 2021 compared to $5.5 billion in fiscal 2020 and $5.6 billion in fiscal 2019. The $0.1 billion increase in cash provided by operating activities fiscal 2021 compared to fiscal 2020, is mainly due to higher cash inflows from trade accounts payable, net earnings, and inventory, partially offset by lower cash inflows from accounts receivable. Changes in trade accounts payable and inventory are mainly driven by working capital initiatives and timing of collections and payments. Changes in accounts receivable are mainly driven by timing of collections and payments.

Cash flows from investing activities
Net cash provided by (used for) investing activities was $4.1 billion in fiscal 2021 compared to $(1.3) billion in fiscal 2020 and $(2.3) billion in fiscal 2019. The increase in cash provided by investing activities in fiscal 2021 compared to fiscal 2020 was primarily driven by higher cash inflows from proceeds from sale of business and assets offset by investment and asset acquisitions. Proceeds from sale of business, net of cash in fiscal 2021 include net cash proceeds of $5.5 billion related to the disposition of Alliance Healthcare business. Proceeds from sale of assets in fiscal 2021 were $453 million compared to $90 million in fiscal 2020 and $117 million in fiscal 2019. Changes in proceeds from sale of assets in fiscal 2021 compared to fiscal 2020 was primarily driven by partial sale of ownership interest in Option Care Health by the Company's equity method investee HC Group Holdings. Business, investment and asset acquisitions in fiscal 2021 were $1.4 billion compared to $0.7 billion in fiscal 2020 and $0.7 billion in fiscal 2019. The increase in business, investment and asset acquisitions in fiscal 2021 compared to fiscal 2020 was primarily driven by the Company's acquisition of Innovation Associates and increased investment in

WBA Fiscal 2021 Form 10-K	47

Table of Content
VillageMD. Additionally, investing activities for fiscal 2021 included proceeds related to sale leaseback transactions of $856 million, compared to $724 million in fiscal 2020 and $3 million in fiscal 2019.

Capital Expenditure
Capital expenditure includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

	2021	2020	2019
United States	$1,030	$1,040	$1,318
International	243	235	272
Corporate and Other	39	12	8
Discontinued operations	67	86	104
Total additions to property, plant and equipment	$1,379	$1,374	$1,702

Cash flows from financing activities
Net cash (used for) financing activities in fiscal 2021 was $(9.0) billion compared to $(4.6) billion in fiscal 2020 and $(3.0) billion in fiscal 2019. In fiscal 2021 we recognized $12.7 billion in net proceeds from financing activities compared to $20.4 billion in fiscal 2020 and $12.4 billion in fiscal 2019 primarily from revolving facilities and commercial paper debt. In fiscal 2021, the Company completed the Alliance Healthcare Sale and used a portion of the Alliance Healthcare Sale proceeds to repay certain borrowings. In fiscal 2021 the Company made $15.3 billion in payments of debt primarily for revolving facilities and commercial paper debt and retirement of $3.7 billion of long term debt (including $0.4 billion of charges on early debt extinguishment) compared to payments of debt made primarily for revolving facilities and commercial paper debt of $21.4 billion in fiscal 2020 and $10.5 billion in fiscal 2019. See Note 8. Debt, to the Consolidated Financial Statements included in Part II. Item 8 herein for further information. The Company repurchased shares as part of the stock repurchase programs described below and to support the needs of the employee stock plans totaling $0.1 billion in fiscal 2021 compared to $1.6 billion in fiscal 2020 and $4.2 billion in fiscal 2019. Proceeds related to employee stock plans were $59 million in fiscal 2021 compared to $55 million in fiscal 2020 and $174 million in fiscal 2019. Cash dividends paid were $1.6 billion in fiscal 2021 compared to $1.7 billion in fiscal 2020 and $1.6 billion in fiscal 2019.

Stock repurchase program
In June 2018, the Company authorized a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of August 31, 2021. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company announced that it was suspending activities under the June 2018 stock repurchase program. The Company may continue to repurchase stock to offset anticipated dilution from its equity incentive plans.

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

Debt covenants
Each of the Company’s credit facilities described above contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of August 31, 2021, the Company was in compliance with all such applicable covenants.

Credit ratings
As of October 13, 2021, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term debt rating	Commercial paper rating	Outlook
Fitch	BBB-	F3	Negative
Moody’s	Baa2	P-2	Negative
Standard & Poor’s	BBB	A-2	Negative

WBA Fiscal 2021 Form 10-K	48

Table of Content
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

AmerisourceBergen relationship
On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen pursuant to which AmerisourceBergen agreed to purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of AmerisourceBergen common stock. After giving effect to the Alliance Healthcare Sale and as of August 31, 2021, the Company beneficially owns approximately 28.5% of AmerisourceBergen’s outstanding common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q. See Part I. Item 1. Business “Recent Transactions” above and Note 2 Discontinued operations, to the Consolidated Financial Statements included in Part II. Item 8 below for additional information.

On June 1, 2021 the Company completed the Alliance Healthcare Sale, for total consideration of $6.9 billion, which includes estimated cash consideration of $6.7 billion, subject to net working capital and net cash adjustments. The Company recorded a gain before currency translation adjustments of $1.1 billion and a net gain on disposal of $0.3 billion. The gain on sale was presented as part of results of the discontinued operations.

As of August 31, 2021, the Company can acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market and thereafter designate another member of AmerisourceBergen’s board of directors, subject in each case to applicable legal and contractual requirements. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances. Subject to applicable legal and contractual requirements, share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1. See Note 6 Equity method investments, to the Consolidated Financial Statements included in Part II. Item 8 herein for further information.

COMMITMENTS AND CONTINGENCIES
The information set forth in Note 11 Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Statements of Earnings and corresponding Consolidated Balance Sheets accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairment, long-lived assets impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes. The Company uses the following methods to determine its estimates:

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

WBA Fiscal 2021 Form 10-K	49

Table of Content
financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the intangible assets acquired.

Judgment is also required in determining the intangible asset’s useful life.

Leases - The Company determines if an arrangement contains a lease at the inception of a contract. The lease classification is determined at the commencement date. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease during the lease term. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments during the lease term. Lease commencement is the date the Company has the right to control the property. The Company utilizes its incremental borrowing rate to discount the lease payments. The incremental borrowing rate is based on the Company's estimated rate of interest for a collateralized borrowing over a similar term as the lease term. The operating lease right-of-use assets also include lease payments made before commencement, lease incentives and are recorded net of impairment. Operating leases are expensed on a straight line basis over the lease term.

The lease term of real estate leases includes renewal options that are reasonably certain of being exercised. Options to extend are considered reasonably certain of being exercised based on evaluation if there are significant investments within the leased property which have useful lives greater than the non-cancelable lease term, performance of the underlying store and the Company’s economic and strategic initiatives. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheets.

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

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions with respect to the business and financial performance of the Company’s reporting units, as well as how such performance may be impacted by COVID-19. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures, including considering the impact of COVID-19.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, including the impact of COVID-19, could have a significant impact on either

WBA Fiscal 2021 Form 10-K	50

Table of Content
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

See Note 7 Goodwill and other intangible assets, to the Consolidated Financial Statements included in Part II. Item 8 for additional information.

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

Cost of sales is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventory counts. Inventories are valued at the lower of cost or market determined by the last-in, first-out (“LIFO”) method for the United States segment and on an average cost and first-in first-out (“FIFO”) basis for inventory in the International segment.

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

Pension and postretirement benefits – The Company has various defined benefit pension plans that cover some of its non-U.S. employees. The Company also has a postretirement healthcare plan that covers qualifying U.S. employees. Eligibility and the level of benefits for these plans vary depending on participants’ status, date of hire and or length of service. Pension and postretirement healthcare plan expenses and valuations are dependent on assumptions used by third-party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors.

In determining long-term rate of return on plan assets assumption, the Company considers both the historical performance of the investment portfolio as well as the long-term market return expectations based on the investment mix of the portfolio. A change in any of these assumptions would have an effect on its pension expense. A 25 basis point increase in the discount rate

WBA Fiscal 2021 Form 10-K	51

Table of Content
would result in a decline of $443 million to the Company’s pension benefit obligation. A 25 basis point decrease on the expected return on plan assets assumption would increase the Company’s pension expense by $26 million.

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

In determining its provision for income taxes, the Company uses income, permanent differences between book and tax income and enacted statutory income tax rates. The provision for income taxes rate also reflects its assessment of the ultimate outcome of tax audits in addition to any foreign-based income deemed to be taxable in the U.S. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.

RECENT ACCOUNTING PRONOUNCEMENTS
See “new accounting pronouncements” within Note 1 Summary of major accounting policies, to the Consolidated Financial Statements included in Part II. Item 8 below for information regarding recent accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, any statements regarding the Company's future operations, financial or operating results, capital allocation, anticipated debt levels and ratios, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “pilot,” “project,” “intend,” “plan,” “goal,” “target,” “aim,” “continue,” “ “believe,” “seek,” “anticipate,” “upcoming,” “may,” “possible,” and variations of such words and similar expressions are intended to identify such forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in Item 1A, Risk factors, above, which are incorporated herein by reference, and in other documents that we file or furnish with the SEC. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements we make or that are made on our behalf are qualified by these cautionary statements. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

We do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 7A. Quantitative and qualitative disclosure about market risk
Interest rate risk
The Company is exposed to interest rate volatility with regard to existing variable-rate debt instruments and future incurrences of fixed or variable-rate debt, which exposure primarily relates to movements in various interest rates, such as U.S treasury rates and commercial paper rates. From time to time, the Company uses interest rate swaps and forward-starting interest rate swaps to hedge its exposure to the impact of interest rate changes on existing debt and future debt issuances respectively, to reduce the volatility of financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed-rate versus floating-rate debt. Generally, under these swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

On March 5, 2021, the UK Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, issued an announcement on the future cessation or loss of representativeness of LIBOR benchmark settings currently

WBA Fiscal 2021 Form 10-K	52

Table of Content
published by ICE Benchmark Administration. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for 1W and 2M USD LIBOR and after June 30, 2023 for other USD LIBOR reference rates.

Certain of our credit facilities provide that, under certain circumstances set forth in such credit facilities, we and the administrative agent may amend the applicable credit facility to replace LIBOR with an alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar syndicated credit facilities in the U.S. market for alternative benchmarks. Such an alternative benchmark rate could include the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York.

Information regarding the Company’s transactions are set forth in Note 9 Financial instruments, to the Consolidated Financial Statements included in Part II. Item 8. These financial instruments are sensitive to changes in interest rates. On August 31, 2021, the Company had no material long-term debt obligations that had floating interest rates. The amounts exclude the impact of any associated derivative contracts.

Foreign currency exchange rate risk
The Company is exposed to fluctuations in foreign currency exchange rates, primarily with respect to the British pound sterling and certain other foreign currencies, which may affect its net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. The Company is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on non-functional currency cash flows. These transactions are almost exclusively less than 12 months in maturity. In addition, the Company enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany financing transactions).

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of August 31, 2021, by approximately $53 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in Note 6 Equity method investments, to the Consolidated Financial Statements included in Part II. Item 8 below. See Part I. Item 1. Business “Investment in AmerisourceBergen” above.

WBA Fiscal 2021 Form 10-K	53

Table of Content
Item 8. Financial statements and supplementary data

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At August 31, 2021 and 2020
(in millions, except shares and per share amounts)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,193	$469
Accounts receivable, net	5,663	4,110
Inventories	8,159	7,917
Other current assets	800	598
Assets of discontinued operations - current (see Note 2)	—	4,979
Total current assets	15,814	18,073
Non-current assets:
Property, plant and equipment, net	12,247	12,796
Operating lease right-of-use asset	21,893	21,453
Goodwill	12,421	12,013
Intangible assets, net	9,936	10,072
Equity method investments (see Note 6)	6,987	7,204
Other non-current assets	1,987	581
Assets of discontinued operations - non-current (see Note 2)	—	4,983
Total non-current assets	65,471	69,101
Total assets	$81,285	$87,174

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term debt	$1,305	$3,265
Trade accounts payable (see Note 19)	11,136	10,145
Operating lease obligation	2,259	2,358
Accrued expenses and other liabilities	7,260	5,861
Income taxes	94	95
Liabilities of discontinued operations - current (see Note 2)	—	5,347
Total current liabilities	22,054	27,070
Non-current liabilities:
Long-term debt	7,675	12,203
Operating lease obligation	22,153	21,765
Deferred income taxes	1,850	1,367
Other non-current liabilities	3,413	3,222
Liabilities of discontinued operations - non-current (see Note 2)	—	412
Total non-current liabilities	35,091	38,968
Commitments and contingencies (see Note 11)
Total liabilities	57,145	66,038
Redeemable noncontrolling interest	319	—
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at August 31, 2021 and August 31, 2020	12	12
Paid-in capital	10,988	10,761
Retained earnings	35,121	34,210
Accumulated other comprehensive loss	(2,109)	(3,771)
Treasury stock, at cost; 307,139,982 shares at August 31, 2021 and 306,910,099 shares at August 31, 2020	(20,593)	(20,575)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	23,419	20,637
Noncontrolling interests	402	498
Total equity	23,822	21,136
Total liabilities, redeemable noncontrolling interest and equity	$81,285	$87,174
The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2021 Form 10-K	54

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended August 31, 2021, 2020 and 2019
(in millions, except shares)

		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2018	952,133,418	$12	$(15,047)	$10,493	$(3,002)	$33,551	$682	$26,689
Net earnings	—	—	—	—	—	3,982	(20)	3,962
Other comprehensive income (loss), net of tax	—	—	—	—	(896)	—	(13)	(909)
Dividends declared and distributions	—	—	—	—	—	(1,629)	(3)	(1,632)
Treasury stock purchases	(61,723,456)	—	(4,160)	—	—	—	—	(4,160)
Employee stock purchase and option plans	4,977,540	—	150	24	—	—	—	174
Stock-based compensation	—	—	—	119	—	—	—	119
Adoption of new accounting standards	—	—	—	—	—	(88)	—	(88)
Noncontrolling interests contribution and other	—	—	—	3	—	(1)	(5)	(3)
August 31, 2019	895,387,502	$12	$(19,057)	$10,639	$(3,897)	$35,815	$641	$24,152
Net earnings	—	—	—	—	—	456	(32)	424
Other comprehensive income (loss), net of tax	—	—	—	—	126	—	22	148
Dividends declared and distributions	—	—	—	—	—	(1,618)	(133)	(1,751)
Treasury stock purchases	(32,055,576)	—	(1,589)	—	—	—	—	(1,589)
Employee stock purchase and option plans	2,271,593	—	72	(17)	—	—	—	55
Stock-based compensation	—	—	—	137	—	—	—	137
Adoption of new accounting standards	—	—	—	—	—	(442)	—	(442)
Noncontrolling interests contribution and other	—	—	—	2	—	—	—	2
August 31, 2020	865,603,519	$12	$(20,575)	$10,761	$(3,771)	$34,210	$498	$21,136
Net earnings	—	—	—	—	—	2,542	(31)	2,512
Other comprehensive income (loss), net of tax	—	—	—	—	1,663	—	6	1,669
Dividends declared and distributions	—	—	—	—	—	(1,629)	—	(1,629)
Treasury stock purchases	(3,000,000)	—	(110)	—	—	—	—	(110)
Employee stock purchase and option plans	2,770,117	—	92	(33)	—	—	—	59
Stock-based compensation	—	—	—	155	—	—	—	155
Adoption of new accounting standards	—	—	—	—	—	(3)	(3)	(6)
Business combination	—	—	—	120	—	—	—	120
Noncontrolling interests contribution and other	—	—	—	(15)	—	—	(69)	(84)
August 31, 2021	865,373,636	$12	$(20,593)	$10,988	$(2,109)	$35,121	$402	$23,822
The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2021 Form 10-K	55

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended August 31, 2021, 2020 and 2019
(in millions, except per share amounts)

	2021	2020	2019
Sales	$132,509	$121,982	$120,074
Cost of sales	104,442	95,905	91,915
Gross profit	28,067	26,078	28,159
Selling, general and administrative expenses	24,586	25,436	23,557
Equity (loss) earnings in AmerisourceBergen	(1,139)	341	164
Operating income	2,342	982	4,766
Other income	558	77	243
Earnings before interest and income tax provision	2,900	1,060	5,009
Interest expense, net	905	613	650
Earnings before income tax provision	1,995	446	4,359
Income tax provision	667	339	577
Post tax earnings from other equity method investments	627	31	8
Net earnings from continuing operations	1,955	138	3,790
Net earnings from discontinued operations	557	286	172
Net earnings	2,512	424	3,962
Net (loss) attributable to noncontrolling interests - continuing operations	(39)	(42)	(26)
Net earnings attributable to noncontrolling interests - discontinued operations	9	9	6
Net earnings attributable to Walgreens Boots Alliance, Inc.	$2,542	$456	$3,982

Net earnings attributable to Walgreens Boots Alliance, Inc.:
Continuing operations	$1,994	$180	$3,816
Discontinued operations	548	277	166
Total	$2,542	$456	$3,982
Basic net earnings per common share:
Continuing operations	$2.31	$0.20	$4.14
Discontinued operations	0.63	0.31	0.18
Total	$2.94	$0.52	$4.32
Diluted net earnings per common share:
Continuing operations	$2.30	$0.20	$4.13
Discontinued operations	0.63	0.31	0.18
Total	$2.93	$0.52	$4.31
Weighted average common shares outstanding:
Basic	864.8	879.4	921.5
Diluted	866.4	880.3	923.5
The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2021 Form 10-K	56

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended August 31, 2021, 2020 and 2019
(in millions)

	2021	2020	2019
Comprehensive income:
Net earnings	$2,512	$424	$3,962

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	389	(700)	(149)
Unrealized gain (loss) on cash flow hedges	21	(6)	5
Net investment hedges	(1)	(90)	55
Unrealized gain on available for sale securities	96	—	—
Share of other comprehensive (loss) of equity method investments	(18)	(14)	(1)
Currency translation adjustments	1,182	958	(820)
Total other comprehensive income (loss)	1,669	148	(909)
Total comprehensive income	4,181	572	3,053

Comprehensive (loss) attributable to noncontrolling interests	(25)	(10)	(33)
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$4,205	$582	$3,086
The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2021 Form 10-K	57

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2021, 2020 and 2019
(in millions)

	2021	2020	2019
Cash flows from operating activities:
Net earnings	$2,512	$424	$3,962
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,973	1,927	2,038
Deferred income taxes	233	(43)	100
Stock compensation expense	155	137	119
Equity loss (earnings) from equity method investments	498	(382)	(187)
Goodwill and intangible impairments	49	2,016	—
Loss on early extinguishment of debt	414	—	—
Gain on sale of business	(322)	—	—
Gain on sale of equity method investment	(321)	—	—
Other	(64)	464	302
Changes in operating assets and liabilities:
Accounts receivable, net	(1,451)	163	(789)
Inventories	165	63	141
Other current assets	(46)	(31)	(112)
Trade accounts payable	842	(25)	954
Accrued expenses and other liabilities	1,046	1,008	(374)
Income taxes	160	(221)	(406)
Other non-current assets and liabilities	(288)	(16)	(154)
Net cash provided by operating activities	5,555	5,484	5,594
Cash flows from investing activities:
Additions to property, plant and equipment	(1,379)	(1,374)	(1,702)
Proceeds from sale-leaseback transactions	856	724	3
Proceeds from sale of business, net of cash disposed	5,527	—	—
Proceeds from sale of other assets	453	90	117
Business, investment and asset acquisitions, net of cash acquired	(1,431)	(718)	(741)
Other	46	(19)	16
Net cash provided by (used for) investing activities	4,072	(1,297)	(2,307)
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	(909)	(161)	536
Proceeds from debt	12,726	20,367	12,433
Payments of debt	(15,257)	(21,414)	(10,461)
Stock purchases	(110)	(1,589)	(4,160)
Proceeds related to employee stock plans	59	55	174
Cash dividends paid	(1,617)	(1,747)	(1,643)
Early debt extinguishment	(3,687)	—	—
Other	(241)	(157)	75
Net cash used for financing activities	(9,036)	(4,647)	(3,047)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(66)	(1)	(9)
Changes in cash, cash equivalents and restricted cash
Net increase (decrease) in cash, cash equivalents, and restricted cash	525	(460)	232
Cash, cash equivalents and restricted cash at beginning of period	746	1,207	975
Cash, cash equivalents and restricted cash at end of period	$1,270	$746	$1,207

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2021 Form 10-K	58

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of major accounting policies

Organization
Walgreens Boots Alliance Inc., and its subsidiaries (the “Company”) is a global leader in retail pharmacy. Its operations are conducted through two reportable segments: United States and International. See Note 17 Segment reporting and Note 18 Sales, for further information.

Basis of presentation
The Consolidated Financial Statements include all subsidiaries in which the Company holds a controlling interest. The Company uses the equity-method of accounting for equity investments in less than majority-owned companies if the investment provides the ability to exercise significant influence. All intercompany transactions have been eliminated.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances. The coronavirus COVID-19 pandemic (“COVID-19”) has severely impacted the economies of the United States (“U.S.”), the United Kingdom (“UK”) and other countries around the world. The impact of COVID-19 on the Company’s businesses, financial position, results of operations and cash flows for the fiscal year ended August 31, 2021, as well as information regarding certain expected or potential impacts of COVID-19 on the Company, is discussed throughout this Annual Report on Form 10-K. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

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

On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen Corporation (“AmerisourceBergen”). Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen agreed to purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe (“Disposal Group”) for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of AmerisourceBergen common stock (the “Alliance Healthcare Sale”). Alliance Healthcare’s investment in China and Italy and its operations in Germany were not included in the Disposal Group, and the Company's retail pharmacy international operations in The Netherlands, Norway and Lithuania were included in the Disposal Group. The Disposal Group met the criteria to be reported as discontinued operations. Therefore, the related assets, liabilities and operating results of the Disposal Group are reported as discontinued operations for all periods presented. The majority of the Disposal Group was previously included in the Pharmaceutical Wholesale segment. Effective as of the second quarter of fiscal 2021, the Company eliminated the Pharmaceutical Wholesale segment and aligned into two reportable segments: United States and International. See Note 17 Segment reporting, for additional information on the segments. On June 1, 2021 the Company completed the Alliance Healthcare Sale.

Unless otherwise specified, disclosures in these Consolidated Financial Statements reflect continuing operations only. Certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation. See Note 2 Discontinued operations, for further information.

Certain amounts in the Consolidated Financial Statements and associated notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented.

Cash and cash equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less. Credit and debit card receivables, which generally settle within one to seven business days, of $146 million and $101 million were included in cash and cash equivalents at August 31, 2021 and 2020, respectively.

Restricted cash and other cash flows from operating activities

WBA Fiscal 2021 Form 10-K	59

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agreements and cash restricted by law and other obligations.
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows as of August 31, 2021 and 2020, (in millions):

	August 31, 2021	August 31, 2020
Cash and cash equivalents - continuing operations	$1,193	$469
Cash and cash equivalents - discontinued operations	—	47
Restricted cash - continuing operations (included in other current assets)	77	62
Restricted cash - discontinued operations	—	168
Cash, cash equivalents and restricted cash	$1,270	$746

Other cash flows from operating activities
Other cash flows from operating activities of $(64) million for fiscal 2021 include asset impairment of $203 million offset by gains on sales-leaseback transactions of $367 million. Other cash flows from operating activities of $464 million for fiscal 2020 include asset impairments of $462 million offset by gains on sales-leaseback transactions of $308 million. Other cash flows from operating activities of $302 million for fiscal 2019 include asset impairments of $328 million.

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third-party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $4.5 billion and $3.0 billion at August 31, 2021 and 2020, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see Note 19 Related parties), were $1.1 billion and $1.1 billion at August 31, 2021 and 2020, respectively.

Charges for the Company’s expected credit losses are recognized based upon all available relevant information regarding the collectability of receivables, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the short contractual life of the receivable. The allowance for expected credit losses for trade receivables at August 31, 2021 and 2020 were $53 million and $26 million, respectively.

Inventories
The Company values inventories on a lower of cost and net realizable value or market basis. Inventories include product costs, inbound freight, direct labor, warehousing costs for retail pharmacy operations and distribution of products and vendor allowances not classified as a reduction of advertising expense.

The Company’s United States segment inventory is accounted for using the last-in-first-out (“LIFO”) method. The total carrying value of the segment inventory accounted for under the LIFO method was $6.2 billion and $6.4 billion at August 31, 2021 and 2020, respectively. At August 31, 2021 and 2020, United States segment inventory would have been greater by $3.3 billion and $3.3 billion, respectively, if they had been valued on a lower of first-in-first-out (“FIFO”) cost and net realizable value.

The Company’s International segment inventory is accounted for using average cost and the FIFO method. The total carrying value of the inventory for International segment was $2.0 billion and $1.5 billion at August 31, 2021 and 2020, respectively.

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

The following table summarizes the Company’s property, plant and equipment (in millions) and estimated useful lives (in years):

WBA Fiscal 2021 Form 10-K	60

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Estimated useful life	2021	2020
Land and land improvements	20	$2,798	$3,157
Buildings and building improvements	3 to 50	7,569	7,795
Fixtures and equipment	3 to 20	10,314	9,904
Capitalized system development costs and software	3 to 10	3,624	3,061
Finance lease properties		1,016	1,011
		$25,321	$24,927
Less: accumulated depreciation and amortization		13,073	12,131
Balance at end of year		$12,247	$12,796

The Company capitalizes application development stage costs for internally developed software. These costs are amortized over a three to ten year period. Amortization expense for capitalized system development costs and software was $284 million in fiscal 2021, $300 million in fiscal 2020 and $260 million in fiscal 2019. Unamortized costs were $1.9 billion and $1.6 billion at August 31, 2021 and 2020, respectively.

Depreciation and amortization expense for property, plant and equipment including capitalized system development costs and software was $1.4 billion in fiscal 2021, $1.4 billion in fiscal 2020 and $1.4 billion in fiscal 2019.

Leases
The Company leases certain retail stores, warehouses, distribution centers, office space, land and equipment. Initial terms for leased premises in the United States are typically 15 to 25 years, followed by additional terms containing renewal options at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options. The lease term of real estate leases includes renewal options that are reasonably certain of being exercised. Options to extend are considered reasonably certain of being exercised based on evaluation if there are significant investments within the leased property which have useful lives greater than the non-cancelable lease term, performance of the underlying store and the Company’s economic and strategic initiatives. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheets.

The Company determines if an arrangement contains a lease at the inception of a contract. The lease classification is determined at the commencement date. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease during the lease term. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments during the lease term. Lease commencement is the date the Company has the right to control the property. The Company utilizes its incremental borrowing rate to discount the lease payments. The incremental borrowing rate is based on the Company's estimated rate of interest for a collateralized borrowing over a similar term as the lease term. The operating lease right-of-use assets also include lease payments made before commencement, lease incentives and are recorded net of impairment. Operating leases are expensed on a straight line basis over the lease term.

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

See Note 5 Leases, for further information.

Business combinations
The Company allocates the fair value of purchase consideration to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired

WBA Fiscal 2021 Form 10-K	61

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. As part of the Company’s impairment analysis, fair value of a reporting unit is determined using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized and the asset is written down to its estimated fair value

See Note 7 Goodwill and other intangible assets, for additional disclosure regarding the Company’s intangible assets.

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

See Note 6 Equity method investments, for further information.

Financial instruments
The Company uses derivative instruments to hedge its exposure to market risks, including interest rate and currency risks, arising from operating and financing risks. In accordance with its risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes.

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

WBA Fiscal 2021 Form 10-K	62

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Pension and postretirement benefits
The Company has various defined benefit pension plans that cover some of its non-U.S. employees. The Company also has a postretirement healthcare plan that covers qualifying U.S. employees. Eligibility and the level of benefits for these plans vary depending on participants’ status, date of hire and or length of service. Pension and postretirement healthcare plan expenses and valuations are dependent on assumptions used by third-party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors.

The Company funds its pension plans in accordance with applicable regulations. The Company records the service cost component of net pension cost and net postretirement healthcare benefit cost in selling, general and administrative expenses. The Company records all other net cost components of net pension cost and net postretirement benefit cost in other income (expense). The postretirement healthcare plan is not funded.

See Note 14 Retirement benefits, for further information.

Redeemable noncontrolling interest
The Company presents non-controlling interest in temporary equity within its Consolidated Balance Sheets if it is redeemable at a fixed or determinable price on a fixed or determinable date on the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company. The carrying amount of the redeemable non-controlling interest is equal to the greater of the carrying value of non-controlling interest adjusted each reporting period for income (or loss) attributable to the non-controlling interest as well as any applicable distributions made or the redemption value. Re-measurements to the redemption value of the redeemable non-controlling interest are recognized in additional paid in capital. The redeemable noncontrolling interest balance as of August 31, 2021 was $319 million primarily due to acquisitions during the fiscal year ended August 31, 2021.

See Note 3 Acquisitions, for further details.

Noncontrolling interests
The Company presents noncontrolling interests as a component of equity on its Consolidated Balance Sheets and reports the portion of its earnings or loss for noncontrolling interest as net earnings attributable to noncontrolling interests in the Consolidated Statements of Earnings.

WBA Fiscal 2021 Form 10-K	63

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Commitments and contingencies
On a quarterly basis, the Company assesses its liabilities and contingencies for outstanding legal proceedings and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is probable that a loss will be incurred and that the amount of such loss can be reasonably estimated. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company may be unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s Consolidated Financial Statements in a future fiscal period. Management’s assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company which are not presently known. Adverse rulings or determinations by judges, juries, governmental authorities or other parties could also result in changes to management’s assessment of current liabilities and contingencies. Accordingly, the ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved. See Note 11 Commitments and contingencies, for further information.

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

Contract balances with customers
The Company recognizes contract liabilities to record the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example the Company’s myWalgreens and Boots Advantage

WBA Fiscal 2021 Form 10-K	64

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Card loyalty programs. Under such programs, customers earn Walgreens Cash or reward points on purchases for redemption at a later date.

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

Advertising costs
Advertising costs are reduced by the portion funded by vendors, if reimbursement represents a specific, incremental, identifiable cost, and expensed as incurred or when services have been received. Net advertising expenses, which are included in selling, general and administrative expenses, were $772 million in fiscal 2021, $532 million in fiscal 2020 and $582 million in fiscal 2019.

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

Impairment charges for definite-lived assets included in selling, general and administrative expenses were $182 million, $401 million and $163 million for fiscal years 2021, 2020 and 2019 respectively.

The determination of the fair value of the asset group requires management to estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

Stock compensation plans
Stock based compensation is measured at fair value at the grant date. The Company grants stock options, performance shares and restricted units to the Company’s non-employee directors, officers and employees. The Company recognizes compensation expense on a straight-line basis over the substantive service period. The fair value of each performance share granted assumes that performance goals will be achieved at 100 percent. If such goals are not met, no compensation expense is recognized and any recognized compensation expense is reversed. See Note 13 Stock compensation plans, for more information on the Company’s stock-based compensation plans.

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

WBA Fiscal 2021 Form 10-K	65

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. Outstanding options to purchase common shares that were anti-dilutive and excluded from earnings per share totaled 17.2 million, 19.0 million and 14.9 million in fiscal 2021, 2020 and 2019, respectively.

New accounting pronouncements

Adoption of new accounting pronouncements

Financial instruments
In March 2020, FASB issued ASU 2020-03, Codification Improvement to Financial Instruments. This ASU improves and clarifies various financial instruments topics. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted the new standard effective September 1, 2020 and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Investments - equity securities
In April 2019, the “FASB” issued “ASU” 2019-04, Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825). This extensive ASU provides clarifications for three topics related to financial instruments accounting, some of which apply to the Company. For example, this ASU clarifies the disclosure requirements that apply to equity securities without a readily determinable fair value for which the measurement alternative is elected. The Company adopted the new standard effective September 1, 2020 and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Collaborative arrangements
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. The

WBA Fiscal 2021 Form 10-K	66

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company adopted the new standard effective September 1, 2020 and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Compensation – retirement benefits – defined benefit plans
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. The Company adopted the new standard effective August 31, 2021 and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

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

New accounting pronouncements not yet adopted

Receivables - nonrefundable fees and others
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other. This ASU clarifies the accounting for the amortization period for certain purchased callable debt securities held at a premium by giving consideration to securities which have multiple call dates. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022). The Company does not expect adoption will have any impact on the Company's results of operations, cash flows or financial position.

Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates ("IBORs") and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The FASB further issued ASU 2021-01 in January 2021, to clarify the scope of Topic 848. The ASU can be adopted no later than December 1, 2022 (fiscal 2023) with early adoption permitted. The Company does not expect adoption will have any material impact on the Company's results of operations, cash flows or financial position.

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

The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022). The Company does not expect adoption will

WBA Fiscal 2021 Form 10-K	67

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
have any impact on the Company's results of operations, cash flows or financial position.

Income taxes - simplifying the accounting for income taxes
In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022), and interim periods within those fiscal years, with early adoption permitted. The Company does not expect adoption will have any material impact on the Company's results of operations, cash flows or financial position.

Note 2. Discontinued operations

On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen Corporation (“AmerisourceBergen”). Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen agreed to purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe (“Disposal Group”) for approximately $6.5 billion, comprised of $6.275 billion in cash, subject to certain purchase price adjustments, and 2 million shares of AmerisourceBergen common stock (the “Alliance Healthcare Sale”). Alliance Healthcare’s investment in China and Italy and its operations in Germany were not included in the Disposal Group, and the Company's retail pharmacy international operations in The Netherlands, Norway and Lithuania were included in the Disposal Group.

On June 1, 2021 the Company completed the Alliance Healthcare Sale, for total consideration of $6.9 billion, which includes estimated cash consideration of $6.7 billion, subject to net working capital and net cash adjustments. The Company recorded a gain before currency translation adjustments of $1.1 billion and a net gain on disposal of $322 million. The gain on sale was presented as part of results of the discontinued operations.

The following table shows the fair value of proceeds from the Alliance Healthcare Sale and net carrying value of the assets disposed. As of the date of this report, the Company had not finalized net working capital and net cash adjustments for discontinued operations and therefore proceeds and gain amounts presented are subject to further refinement and may result in changes.

Transaction proceeds and net assets disposed ($ in billions)
Estimated fair value of proceeds from disposition [1]	$6.9
Estimated net assets disposed	5.8
Estimated gain before currency translation adjustments	1.1
Estimated amount of currency translation loss released due to disposition	(0.8)
Net gain on disposal of discontinued operation [2]	$0.3
1Includes base consideration of $6.275 billion adjusted for net working capital and net cash adjustments as set forth in the Share Purchase Agreement.
2The Company recorded insignificant amount of tax expense due to utilization of capital losses.

As of August 31, 2021, the Company recorded a $98 million receivable for purchase price consideration due from AmerisourceBergen that is subject to change upon the finalization of net working capital and net cash adjustments.

The assets and liabilities and operating results of the Disposal Group are reported as discontinued operations, for all periods presented, as the disposition reflects a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The Company classified assets and liabilities of the Disposal Group as held for sale in the Consolidated Balance Sheets at the lower of its carrying amount or fair value less cost to sell. Depreciation and amortization ceased on assets classified as held for sale. The Company allocated goodwill to the Disposal Group using relative fair value of the Disposal Group and businesses retained within the respective reporting units.

WBA Fiscal 2021 Form 10-K	68

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Results of discontinued operations were as follows (in millions):

	For the years ending August 31,
	2021	2020	2019
Sales	$16,070	$19,349	$18,618
Cost of sales	14,486	17,409	16,701
Gross profit	1,584	1,940	1,917
Selling, general and administrative expense [1]	1,254	1,610	1,685
Operating income from discontinued operations	329	330	232
Other income (expense) [2]	314	(8)	(11)
Interest expense, net	(23)	(25)	(54)
Earnings before income tax – discontinued operations	621	297	168
Income tax provision	78	21	11
Post tax earnings from other equity method investments	15	10	15
Net earnings from discontinued operations	$557	$286	$172
1 Includes $44 million of divestiture related costs incurred post completion of the Alliance Healthcare Sale.
2 Includes $322 million of gain on sale of discontinued operations.

Sales from the Disposal Group to the Company's continuing operations aggregate to (in millions):

	For the years ending August 31,
	2021 [1]	2020	2019
Sales	$1,385	$1,794	$1,826
1 Sales in Fiscal 2021 until date of disposal.

The following table presents cash flows from operating and investing activities for discontinued operations (in millions):

	Twelve months ended August 31,
	2021	2020	2019
Cash (used in) provided by operating activities - discontinued operations	$(132)	$334	$302
Cash (used in) provided by for investing activities - discontinued operations	(58)	(80)	(97)

WBA Fiscal 2021 Form 10-K	69

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset and liabilities of discontinued operations were as follows (in millions):

	August 31, 2021	August 31, 2020
Cash and cash equivalents	$—	$47
Accounts receivable, net	—	3,022
Inventories	—	1,534
Other current assets	—	376
Assets of discontinued operations - current	$—	$4,979
Property, plant and equipment, net [1]	$—	$816
Goodwill and intangibles	—	3,936
Other non-current assets	—	230
Assets of discontinued operations - non-current	$—	$4,983
Short term debt	$—	$273
Trade accounts payables	—	4,313
Accrued expenses and other liabilities	—	746
Income taxes	—	14
Liabilities of discontinued operations - current	$—	$5,347
Deferred income taxes	$—	$131
Other non-current liabilities	—	280
Liabilities of discontinued operations - non-current	$—	$412
1 Includes Operating lease right-of-use assets.

See Note 6 Equity method investments and Note 19 Related parties, for more information on the Company's equity method investment in AmerisourceBergen and the Company's continuing involvement.

Note 3. Acquisitions

iA acquisition
On December 29, 2020, the Company acquired a majority equity interest in Innovation Associates, Inc. for a cash consideration of $451 million. Innovation Associates, Inc. is a leading-edge provider of software enabled automation solutions for retail, hospital and federal healthcare and mail-order pharmacy markets. The Company accounted for this acquisition as a business combination and consolidates Innovation Associates, Inc. within the United States segment in its financial statements. Considering the contractual terms related to the noncontrolling interest, it is classified as redeemable noncontrolling interest in the Consolidated Balance Sheets. The goodwill arising from this acquisition reflects the expected operational synergies and cost savings to be derived as a result of this acquisition.

As of August 31, 2021, the Company has completed the analysis to determine the fair value of the consideration paid or to assign fair values to all tangible and intangible assets acquired, and therefore the purchase price allocation has been completed.

The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase Price Allocation:
Total Consideration	$477
Identifiable assets acquired and liabilities assumed
Tangible assets	$58
Developed technology and other intangibles	202
Liabilities	(74)
Total identifiable net assets	$186
Non-controlling interest	103
Goodwill	$394

WBA Fiscal 2021 Form 10-K	70

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pro forma net earnings and sales of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. The acquisition did not have a material impact on net earnings or sales of the Company for the twelve months ended August 31, 2021.

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

As of August 31, 2021, the Company has completed the analysis to determine the fair value of the consideration paid or to assign fair values to all tangible and intangible assets acquired, and therefore the purchase price allocation has been completed.

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

The Company recognized a noncontrolling interest of $175 million based on the Company's proportionate interest in the identifiable net assets of the combined business. The difference between the carrying amount of the non-controlling interest and the fair value of the consideration in the business combination is recognized as additional paid in capital. Considering the contractual terms related to the noncontrolling interest, it is classified as redeemable noncontrolling interest in the Consolidated Balance Sheets.

The following table represents supplemental pro forma consolidated sales for the twelve months ended August 31, 2021 and August 31, 2020, respectively as if the acquisition had occurred at the beginning of each period. The pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition occurred at the beginning of the periods presented or results which may occur in the future.

	Twelve months ended August 31,
(in millions)	2021	2020
Sales	$133,553	$127,817

Actual sales for the twelve months ended August 31, 2021 included in the Consolidated Statement of Earnings are as follows:

(in millions)	2021
Sales	$5,099

Pro forma net earnings of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory primarily in the U.S. for the aggregate purchase price of $108 million and $258 million during the fiscal year ended 2021 and 2020, respectively.

WBA Fiscal 2021 Form 10-K	71

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). At the end of fiscal 2021, the Company had delivered this annual cost savings goal.

Building on the successful implementation of the Transformational Cost Management Program to date and as part of the Company's strategic realignment to create even greater focus on the Company’s core business, on October 12, 2021, the Company’s Board of Directors approved an expansion and extension of the Transformational Cost Management Program through the end of fiscal 2024. The expanded Transformational Cost Management Program is expected to deliver incremental savings from existing programs and a comprehensive funnel of new initiatives which are intended to improve operating effectiveness and better position the core business for the future. The expansion of the program reflects further strategic initiatives to optimize real estate, implement a global business and centralized services model, as well as leverage technology and new business models to streamline processes across the organization. As a result, the Company is increasing its annual savings target to $3.3 billion of annual cost savings by fiscal 2024.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program. The actions under the Transformational Cost Management Program focus on all reportable segments and the Company’s global functions. Divisional optimization within each of the Company’s segments includes activities such as optimization of stores. As a result of the expanded program, the Company now plans to reduce its presence by up to 150 Boots stores in the UK and up to 150 stores in the United States over the next three years which are incremental to the previously planned reductions of approximately 200 Boots stores in the UK and approximately 250 stores in the United States.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its GAAP financial results of approximately $3.6 billion to $3.9 billion, of which $3.3 billion to $3.6 billion are expected to be recorded as exit and disposal activities. In addition to these impacts, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019. See Note 1 Summary of major accounting policies, for additional information.

Since the inception of the Transformational Cost Management Program to August 31, 2021, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $1.3 billion, which were primarily recorded within selling, general and administrative expenses. These charges included $353 million related to lease obligations and other real estate costs, $252 million in asset impairments, $513 million in employee severance and business transition costs and $163 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the fiscal years ended August 31, 2021, 2020 and 2019, respectively, were as follows (in millions):

Twelve Months Ended August 31, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$103	$6	$—	$108
Asset impairments	15	9	—	24
Employee severance and business transition costs	79	40	45	165
Information technology transformation and other exit costs	20	17	—	38
Total pre-tax exit and disposal charges	$217	$72	$46	$335

WBA Fiscal 2021 Form 10-K	72

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Twelve Months Ended August 31, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$191	$9	$14	$215
Asset impairments	51	19	2	72
Employee severance and business transition costs	132	93	45	270
Information technology transformation and other exit costs	70	42	(4)	108
Total pre-tax exit and disposal charges	$444	$163	$58	$665

Twelve Months Ended August 31, 2019	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$5	$26	$—	$30
Asset impairments	95	61	—	156
Employee severance and business transition costs	41	37	1	78
Information technology transformation and other exit costs	6	10	—	17
Total pre-tax exit and disposal charges	$147	$134	$1	$282

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2019	$17	$—	$27	$3	$47
Costs	215	72	270	108	665
Payments	(44)	—	(146)	(86)	(276)
Other - non cash	(166)	(72)	13	(11)	(236)
ASC 842 Leases adoption	(4)	—	—	—	(4)
Currency	1	—	2	—	3
Balance at August 31, 2020	$19	$—	$166	$14	$199
Costs	108	24	165	38	335
Payments	(69)	—	(252)	(31)	(351)
Other - non cash	(42)	(24)	(4)	—	(70)
Currency	—	—	2	(1)	1
Balance at August 31, 2021	$17	$—	$77	$20	$114

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

Costs related to Store Optimization Program for the twelve months ended August 2020 were $22 million for lease obligation and other real estate costs and $31 million for employee severance and other exit costs, respectively. The liabilities related to Store Optimization Program as of August 31, 2021 and August 31, 2020 were not material.

WBA Fiscal 2021 Form 10-K	73

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Leases

Supplemental balance sheet information related to leases were as follows (in millions):

Balance Sheet supplemental information:	August 31, 2021	August 31, 2020
Operating Leases:
Operating lease right-of-use assets	$21,893	$21,453

Operating lease obligations - current	$2,259	$2,358
Operating lease obligations - non current	22,153	21,765
Total operating lease obligations	$24,412	$24,123
Finance Leases:
Right-of-use assets included in:
Property, plant and equipment, net	$725	$766
Lease obligations included in:
Accrued expenses and other liabilities	$37	$31
Other non-current liabilities	974	1,013
Total finance lease obligations	$1,010	$1,044

Supplemental income statement information related to leases were as follows (in millions):

Statement of Earnings supplemental information:	August 31, 2021	August 31, 2020
Operating lease cost
Fixed	$3,219	$3,252
Variable [1]	664	750
Finance lease cost
Amortization	$45	$40
Interest	52	54

Sublease income	$84	$75
Impairment of right-of-use assets	86	213
Impairment of finance lease assets	—	24
Gains on sale-leaseback transactions [2]	367	308
1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded within selling, general and administrative expenses.

Rental expense for fiscal 2019 prior to the adoption of ASC 842 Leases, which includes common area maintenance, insurance and taxes, where appropriate, was $3,552 million, comprising minimum rentals of $3,550 million, contingent rentals of $67 million and sub lease rental income of $66 million.

WBA Fiscal 2021 Form 10-K	74

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other supplemental information was as follows (in millions):

Other Supplemental Information:	August 31, 2021	August 31, 2020
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$3,414	$3,251
Operating cash flows from finance leases	48	48
Financing cash flows from finance leases	42	47
Total	$3,503	$3,346
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2,765	$2,443
Finance leases	—	65
Total	$2,765	$2,508

Average lease term and discount rate as of August 31, 2021 were as follows:

Weighted average terms and discount rates:	August 31, 2021	August 31, 2020
Weighted average remaining lease term in years:
Operating leases	10.3	10.7
Finance leases	20.2	20.6

Weighted average discount rate
Operating leases	4.77%	4.97%
Finance leases	5.18%	5.14%

The aggregate future lease payments for operating and finance leases as of August 31, 2021 were as follows (in millions):

Future lease payments (Fiscal years):	Finance lease	Operating lease
2022	$89	$3,439
2023	88	3,342
2024	88	3,224
2025	87	3,102
2026	86	2,982
Later	1,142	15,210
Total undiscounted minimum lease payments	$1,580	$31,299
Less: Present value discount	(570)	(6,887)
Lease liability	$1,010	$24,412

Note 6. Equity method investments

Equity method investments as of August 31, 2021 and 2020 were as follows (in millions, except percentages):

	2021		2020
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$4,407	28%	$5,446	28%
Others	2,580	8% - 50%	1,758	8% - 50%
Total	$6,987		$7,204

AmerisourceBergen Corporation (“AmerisourceBergen”) investment
As of August 31, 2021 and August 31, 2020, respectively, the Company owned 58,854,867 and 56,854,867 shares of AmerisourceBergen common stock, representing approximately 28.5% and 27.9% of its outstanding common stock based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q. As of August 31, 2021, the Company has designated one member of AmerisourceBergen’s board of directors. The Company accounts for its

WBA Fiscal 2021 Form 10-K	75

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings (loss) attributable to the Company’s investment being classified within the operating income of its United States segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings (loss) from AmerisourceBergen are reported as a separate line in the Consolidated Statements of Earnings. During the twelve months ended August 31, 2021, the Company recognized equity losses in AmerisourceBergen of $1,139 million. These equity losses were primarily due to AmerisourceBergen's recognition of $5.6 billion, net of tax charge related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at August 31, 2021 and 2020 was $7.2 billion and $5.5 billion, respectively. As of August 31, 2021, the carrying value of Company’s investment in AmerisourceBergen exceeded its proportionate share of the net assets of AmerisourceBergen by $4.4 billion. This premium of $4.4 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its investments in the U.S. which include the Company's investment in HC Group Holdings I, LLC (“HC Group Holdings”) which owns equity interest in Option Care Health, Village Practice Management Company, LLC (“VillageMD”), BrightSpring Health Services (previously PharMerica Corporation) and Shields Health Solutions and the Company's investments in China through Sinopharm Medicine Holding Guoda Drugstores Co., Ltd, Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Company Limited.

The Company reported $627 million, $31 million and $8 million of post-tax equity earnings from other equity method investments, for the fiscal years ended August 31, 2021, 2020 and 2019, respectively.

During the fiscal year ended August 31, 2021, the Company recorded a gain of $290 million in Other income due to a partial sale of ownership interest in Option Care Health by the Company's equity method investee HC Group Holdings. During the fiscal year ended August 31, 2021, as a result of partial sales of ownership interest in Option Care Health, our equity method investee HC Group Holdings lost the ability to control Option Care Health and, therefore, deconsolidated Option Care Health in its financial statements. As a result of this deconsolidation, HC Group Holdings recognized a gain of $1.2 billion and the Company recorded its share of equity earnings in HC Group Holdings $576 million during the fiscal year ended August 31, 2021, respectively, in post tax earnings from other equity method investments.

During the fiscal year ended August 31, 2021, the Company made an additional investment of $750 million in VillageMD, $250 million of which is recorded as an equity method investment and $500 million of which is recorded as an investment in convertible debt securities within Other non-current assets. See Note 21. Subsequent events, to the Consolidated Financial Statements included in Part II. Item 8 herein for further information.

Summarized financial information
Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Balance sheet (in millions)

	Year ended August 31,
	2021	2020
Current assets	$49,538	$39,167
Non-current assets	27,442	18,138
Current liabilities	48,766	38,034
Non-current liabilities	22,046	10,600
Shareholders’ equity[1]	6,168	8,671

1Shareholders’ equity at August 31, 2021 and 2020 includes $646 million and $387 million, respectively, related to noncontrolling interests.

WBA Fiscal 2021 Form 10-K	76

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of earnings (in millions)

	Year ended August 31,
	2021	2020	2019
Sales	$232,719	$208,625	$195,540
Gross profit	10,889	8,707	7,303
Net earnings (loss)	(3,475)	1,624	997
Share of earnings (loss) from equity method investments	(512)	372	172

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

Based on the annual evaluation as of the June 1, 2021 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 18% to approximately 195%. Boots reporting unit's fair value was in excess of its carrying value by approximately 18%, compared to a nominal amount as of June 1, 2020, mainly due to decline in the carrying amounts of net assets of the reporting unit. Other international reporting unit's fair value was in excess of its carrying value by approximately 29% compared to 4% as of June 1, 2020, due to improvement in business conditions of the countries within the reporting unit. As of August 31, 2021, the carrying values of goodwill were $1.1 billion and $0.4 billion for Boots reporting unit and Other international reporting unit, respectively.

During the fiscal year ended August 31, 2021 the Company recorded an impairment of $49 million on certain indefinite-lived Boots tradename assets. The fair values of indefinite-lived intangibles within the Boots reporting unit exceeded their carrying value amounts ranging from approximately 5% to approximately 27%, except for certain Boots indefinite lived Boots tradename assets which were impaired during the year. As of August 31, 2021 and August 31, 2020, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $7.3 billion and $7.2 billion, respectively.

During the fiscal year ended August 31, 2020, the Company completed a quantitative impairment analysis for goodwill and certain indefinite-lived intangible assets related to its two reporting units within the International segment, Boots and Other international, as a result of the significant impact of COVID-19 on their financial performance. Based on this analysis, the Company recorded impairment charges of $1.7 billion on Boots goodwill and $0.3 billion on certain indefinite-lived Boots tradename assets.

During the fiscal year ended August 31 2019, the Company recorded an impairment of $73 million on its pharmacy licenses in the Boots reporting unit.

As part of the Company’s impairment analysis, fair value of a reporting unit is determined using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including the projected future operating results, economic projections, anticipated future cash flows and discount rates considering the impact of COVID-19, among other potential impacts. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions with respect to the business and financial performance of the Company’s reporting units, as well as how such performance may be impacted by COVID-19. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, and forecasts of revenue, operating income, depreciation, amortization and capital expenditures, including considering the impact of COVID-19.

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

WBA Fiscal 2021 Form 10-K	77

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, including the impact of COVID-19, could have a significant impact on either the fair value of the reporting units and indefinite-lived intangibles, the amount of any goodwill and indefinite-lived intangible impairment charges, or both. These estimates can be affected by a number of factors including, but not limited to, the impact of COVID-19, its severity, duration and its impact on global economies, general economic conditions as well as our profitability. The Company will continue to monitor these potential impacts, including the impact of economic, industry and market trends and the impact these may have on Boots and Other international reporting units.

Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. During the year ended August 31, 2020, the Company evaluated certain definite-lived intangibles for impairment resulting in an impairment charge of $47 million. No impairment was recorded for definite-lived intangibles in the year ended August 31, 2021.

Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

Goodwill rollforward:	United States	International	Walgreens Boots Alliance, Inc.
August 31, 2019	$10,491	$3,051	$13,542
Acquisitions [1]	62	—	62
Impairment	—	(1,675)	(1,675)
Currency translation adjustments	—	83	83
August 31, 2020	$10,553	$1,460	$12,013
Acquisitions [2]	$394	$21	$414
Currency translation adjustments	—	(7)	(7)
August 31, 2021	$10,947	$1,474	$12,421
1    During the fiscal year ended August 31, 2020, the Company acquired the remaining two of three Rite Aid distribution centers including related inventory for cash consideration of $91 million resulting in an increase to goodwill of $62 million.
2    During the fiscal year ended August 31, 2021, the Company acquired a controlling equity interest in Innovation Associates, Inc. and a joint venture with McKesson which resulted in an increase to goodwill of $394 million and $21 million, respectively.

WBA Fiscal 2021 Form 10-K	78

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets:	August 31, 2021	August 31, 2020
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$3,522	$3,502
Tradenames and trademarks	361	348
Purchasing and payer contracts	317	337
Others [2]	221	60
Total gross amortizable intangible assets	$4,421	$4,247

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,335	$1,089
Tradenames and trademarks	226	196
Purchasing and payer contracts	227	95
Others [2]	37	26
Total accumulated amortization	1,826	1,406
Total amortizable intangible assets, net	$2,595	$2,841

Indefinite-lived intangible assets
Tradenames and trademarks	$5,276	$5,203
Pharmacy licenses	2,066	2,028
Total indefinite-lived intangible assets	$7,342	$7,231

Total intangible assets, net	$9,936	$10,072
1Includes purchased prescription files.
2Includes acquired developed technology and non-compete agreements.

Amortization expense for intangible assets was $523 million, $384 million and $473 million in fiscal 2021, 2020 and 2019, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at August 31, 2021 is as follows (in millions):

	2022	2023	2024	2025	2026
Estimated annual amortization expense	$444	$330	$311	$276	$258

Note 8. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	August 31, 2021	August 31, 2020
Short-term debt
Commercial paper	$—	$1,517
Credit facilities [6]	—	1,071
£700 million note issuance [1,2]
2.875% unsecured Pound sterling notes due 2020	—	533
$8 billion note issuance [1]
3.300% unsecured notes due 2021 [3]	1,250	—
Other [4]	56	144
Total short-term debt	$1,305	$3,265

WBA Fiscal 2021 Form 10-K	79

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	$497	$497
4.100% unsecured notes due 2050 [6]	792	990
$6 billion note issuance [1]
3.450% unsecured notes due 2026 [6]	1,442	1,891
4.650% unsecured notes due 2046 [6]	318	591
$8 billion note issuance [1]
3.300% unsecured notes due 2021	—	1,248
3.800% unsecured notes due 2024 [6]	1,154	1,993
4.500% unsecured notes due 2034 [6]	301	496
4.800% unsecured notes due 2044 [6]	868	1,493
£700 million note issuance, 1
3.600% unsecured Pound sterling notes due 2025	408	398
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	873	891
$4 billion note issuance [5]
3.100% unsecured notes due 2022 [6]	731	1,198
4.400% unsecured notes due 2042 [6]	263	493
Other [4]	29	24
Total long-term debt, less current portion	$7,675	$12,203
1Notes are unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
2On October 20, 2020, the Company redeemed in full the £400 million aggregate principal amount outstanding of its 2.875% unsecured Pound sterling notes due 2020 issued by the Company on November 20, 2014.
3On August 17, 2021, the Company provided notice to the Trustee and the Holders of its 3.300% notes due 2021 issued by the Company on November 18, 2014 that it will redeem in full the $1.25 billion aggregate principal amount outstanding of the notes on September 18, 2021. These notes were redeemed in full as of that date.
4Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
5Notes are senior debt obligations of Walgreen Co. and rank equally with all other unsecured and unsubordinated indebtedness of Walgreen Co. On December 31, 2014, the Company fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of the Company and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company.
6On April 26, 2021, the Company entered into a cash tender offer to partially purchase and retire $3.3 billion of long term U.S. dollar denominated notes with a weighted average interest rate of 4.02%, using funds drawn down from the $3.8 billion April 2021 Credit Agreement (as defined below). The Company recognized a loss of $414 million related to the early extinguishment of debt, within Interest expense, which includes $386 million of redemption premium paid in cash. The cash payments related to the early extinguishment of debt are classified as cash outflows from financing activities in the consolidated statement of cash flows.

WBA Fiscal 2021 Form 10-K	80

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At August 31, 2021, the future maturities of short-term and long-term debt, excluding debt discounts and issuance costs and finance lease obligations (See Note 5 Leases, for the future lease payments), consisted of the following (in millions):

Amount
2022	$1,305
2023	733
2024	2
2025	1,163
2026	1,858
Later	3,957
Total estimated future maturities	$9,018

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

Credit facilities

April 9, 2021 Delayed Draw Term Loan Credit Agreement
On April 9, 2021, the Company entered into a delayed draw term loan credit agreement (the “April 2021 Credit Agreement”) with the lenders from time to time party thereto. The purpose of the loan was to fund the Company's April 26, 2021 cash tender offer to partially purchase and retire $3.3 billion of long term U.S. dollar denominated notes. The April 2021 Credit Agreement was initially a $2.8 billion senior unsecured delayed draw term loan facility, with an original facility termination date (the “Initial Maturity Date”) of the earliest of (x) October 9, 2021, (y) the date of acceleration of all term loans and termination of all commitments pursuant to the April 2021 Credit Agreement and (z) the date of prepayment of all loans and the termination of all commitments pursuant to the April 2021 Credit Agreement. On April 23, 2021, the April 2021 Credit Agreement term loan facility amount was increased to $3.8 billion. On June 1, 2021 the Company completed the previously announced sale of the Company’s Alliance Healthcare business and used a portion of the Alliance Healthcare Sale proceeds to repay all borrowings outstanding under the April 2021 Credit Agreement.

December 23, 2020 Revolving Credit Agreement
On December 23, 2020, the Company entered into a $1.25 billion senior unsecured 364-day revolving credit agreement and a $2.25 billion senior unsecured 18-month revolving credit facility, with a swing line sub-facility commitment amount of $350 million, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2020 Revolving Credit Agreement”). The 364-Day Facility’s termination date is the earlier of (i) 364 days from December 23, 2020, the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 364-Day Facility pursuant to the 2020 Revolving Credit Agreement. The 18-Month Facility’s termination date is the earlier of (i) 18 months from the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 18-Month Facility pursuant to the 2020 Revolving Credit Agreement. As of August 31, 2021, there were no borrowings outstanding under the 2020 Revolving Credit Agreement.

April 7, 2020 Revolving Credit Agreement
On April 7, 2020, the Company entered into a $500 million revolving credit agreement (the “April 7, 2020 Revolving Credit Agreement”) with its subsidiary, WBA Financial Services Limited, a private limited company incorporated under the laws of England and Wales (“WBAFSL”), and the lenders from time to time party thereto. The April 7, 2020 Revolving Credit Agreement is a senior unsecured revolving credit facility, with a facility termination date of the earlier of (a) 364-days from April 7, 2020 and (b) the date of termination in whole of the aggregate amount of the commitments pursuant to the April 7, 2020 Revolving Credit Agreement. The Company and WBAFSL are co-borrowers under the April 7, 2020 Revolving Credit Agreement. Pursuant to the terms of the April 7, 2020 Revolving Credit Agreement, the Company provides a guarantee of any obligations of WBAFSL under the April 7, 2020 Revolving Credit Agreement. This revolving credit agreement was terminated in full on December 23, 2020.

WBA Fiscal 2021 Form 10-K	81

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

January 2019 364-Day Revolving Credit Agreement
On January 18, 2019, the Company entered into a $2.0 billion 364-day revolving credit agreement (as extended, the “January 2019 364-Day Revolving Credit Agreement”) with the lenders from time to time party thereto. The January 2019 364-Day Revolving Credit Agreement is a senior unsecured 364-day revolving credit facility, with an original facility termination date of 364 days following January 31, 2019, subject to extension. On December 18, 2019, the Company entered into an Extension Agreement (the “Extension Agreement”) relating to the January 2019 364-Day Revolving Credit Agreement with the lenders party thereto and Mizuho, as administrative agent. The Extension Agreement extended the Maturity Date (as defined in the January 2019 364-Day Revolving Credit Agreement) for an additional period of 364 days to January 28, 2021. Such extension became effective on January 30, 2020. The January 2019 364 Day Revolving Credit Agreement was partially terminated on December 23, 2020, reducing the amount available to $0.5 billion. The outstanding facility amount was terminated on January 28, 2021.

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

WBA Fiscal 2021 Form 10-K	82

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unsecured term loan facility. The facility termination date is the earlier of (a) May 29, 2021 and (b) the date of acceleration of all loans under the Amended November 2018 Credit Agreement pursuant to its terms. The November 2018 Credit Agreement was repaid in full on April 23, 2021.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time to time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with an aggregate commitment in the amount of $3.5 billion, with a letter of credit sub-facility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of August 31, 2021, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $1.9 billion at a weighted average interest rate of 0.45% for the fiscal year ended August 31, 2021. The Company had average daily commercial paper outstanding of $2.5 billion at a weighted average interest rate of 2.15% for the fiscal year ended August 31, 2020. As of August 31, 2021, there were no borrowings outstanding under the commercial paper program.

A subsidiary of the Company borrowed under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program, for average daily commercial paper outstanding, until paid, of £300 million or approximately $424 million at a weighted average interest rate of 0.43% during the fiscal year ended August 31, 2021. The subsidiary of the Company repaid the commercial paper issued on May 14, 2021.

Interest
Interest paid by the Company was $916 million in fiscal 2021, $584 million in fiscal 2020 and $676 million in fiscal 2019. Interest paid in the twelve months ended August 31, 2021 of $916 million includes charges on early extinguishment of debt of $387 million.

Note 9. Financial instruments

The Company uses derivative instruments to hedge its exposure to market risks, including interest rate and currency risks, arising from operating and financing risks.

The Company has non-U.S. dollar denominated net investments and uses foreign currency denominated financial instruments, specifically foreign currency derivatives and foreign currency denominated debt, to hedge its foreign currency risk.

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

WBA Fiscal 2021 Form 10-K	83

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$155	$1	Other non-current assets
Foreign currency forwards	6	—	Other non-current assets
Foreign currency forwards	23	1	Other non-current liabilities
Cross currency interest rate swaps	801	23	Other non-current liabilities
Foreign currency forwards	575	7	Other current assets
Foreign currency forwards	31	1	Other current liabilities
Cross currency interest rate swaps	109	9	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,636	$38	Other current assets
Total return swap	224	2	Other current assets
Foreign currency forwards	808	3	Other current liabilities
Total return swap	37	—	Other current liabilities

August 31, 2020	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$722	$16	Other non-current assets
Foreign currency forwards	49	1	Other non-current liabilities
Cross currency interest rate swaps	318	13	Other non-current liabilities
Interest rate swaps	1,000	10	Other non-current liabilities
Foreign currency forwards	100	1	Other current assets
Cross currency interest rate swaps	50	—	Other current assets
Foreign currency forwards	671	23	Other current liabilities
Cross currency interest rate swaps	103	3	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$1,930	$19	Other current assets
Foreign currency forwards	2,934	56	Other current liabilities
Total return swap	205	1	Other current liabilities

Net investment hedges
The Company uses cross currency interest rate swaps as hedges and foreign currency forward contracts to hedge net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the currency translation adjustment within accumulated other comprehensive income (loss).

Cash flow hedges
From time to time the Company uses interest rate swaps to hedge the variability in forecasted cash flows of certain floating-rate debt. For qualifying cash flow hedges, changes in the fair value of the derivatives are recorded in accumulated other comprehensive income (loss), and released to the Consolidated Statements of Earnings when the hedged cash flows affect earnings.

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

WBA Fiscal 2021 Form 10-K	84

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Location in Consolidated Statements of Earnings	2021	2020	2019
Foreign currency forwards	Selling, general and administrative expense	$(75)	$(63)	$139
Total return swap	Selling, general and administrative expense	58	24	—
Foreign currency forwards	Other income (expense)	(8)	11	(18)

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$634	$634	$—	$—
Investments in equity securities [2]	2	2	—	—
Investments in debt securities [3]	663	—	—	663
Foreign currency forwards [4]	46	—	46	—
Cross currency interest rate swaps [5]	1	—	1	—
Total return swaps	2	—	2	—
Liabilities:
Foreign currency forwards[4]	$5	$—	$5	$—
Cross currency interest rate swaps[5]	32	—	32	—

	August 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds¹	$6	$6	$—	$—
Investments in equity securities²	1	1	—	—
Foreign currency forwards[4]	20	—	20	—
Cross Currency interest rate swaps[5]	16	—	16	—
Liabilities:
Foreign currency forwards[4]	$80	$—	$80	$—
Cross currency interest rate swaps[5]	16	—	16	—
Interest rate swaps[5]	10	—	10	—
Total return swap	1	—	1	—

WBA Fiscal 2021 Form 10-K	85

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1Money market funds are valued at the closing price reported by the fund sponsor.
2Fair values of quoted investments are based on current bid prices as of August 31, 2021 and 2020.
3Level 3 debt securities include investments in convertible debt securities of VillageMD which are valued on a quarterly basis using the Probability Weighted Expect Return Method with gains or losses recorded in Other Comprehensive Income. Inputs include the enterprise value, expected holding term of the investment, volatility and risk-free interest rates.
4The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 9 Financial instruments, for additional information.
5The fair value of interest rate swaps and cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 9 Financial instruments, for additional information.

There were no transfers between Levels in fiscal 2021 or 2020.

The carrying value of the Company's commercial paper and credit facilities approximated their respective fair values due to their short-term nature.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Financial Statements. As of August 31, 2021, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $8.9 billion and $9.8 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the August 31, 2021 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of August 31, 2021. See Note 8 Debt, for further information.

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

WBA Fiscal 2021 Form 10-K	86

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On December 11, 2017, purported Rite Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. action”) arising out of transactions contemplated by the merger agreement between the Company and Rite Aid. The amended complaint alleged that the Company and certain of its officers made false or misleading statements regarding the transactions. The Court denied the Company’s motion to dismiss the amended complaint on April 15, 2019. The Company filed an answer and affirmative defenses, and the Court granted plaintiffs' motion for class certification. Fact discovery is ongoing. In October and December 2020, two separate purported Rite Aid Shareholders filed lawsuits in the same court as the M.D. Pa. action opting out of the class in the M.D. Pa. action making nearly identical allegations as those in the M.D. Pa. action (the “Direct Actions”). On December 24, 2020, the parties to the Direct Actions filed a joint stipulation to stay the Direct Actions until the earlier of (a) 30 days after the entry of an order resolving any pre-trial dispositive motions in the M.D. Pa. action, or (b) 30 days after the entry of an order of final approval of any settlement of the M.D. Pa. action. The court so ordered the joint stipulation on December 28, 2020.

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

WBA Fiscal 2021 Form 10-K	87

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Health, Inc., et al., Case No. 18-op-46326; (4) Board of Cnty. Commrs. of the Cnty. of Santa Fe v. Purdue Pharma L.P., et al., Case No. 18-op-45776; and (5) Cnty. of Tarrant v. Purdue Pharma L.P., et al., Case No. 18-op-45274.

The Company also has been named as a defendant in numerous lawsuits brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in New Mexico (State of New Mexico, ex rel. Hector Balderas, Attorney General v. Purdue Pharma L.P., et al., Case No. D-101-cv-2017-02541, First Judicial District Court, Santa Fe County, New Mexico - September 2022); West Virginia (State of West Virginia, ex rel. Patrick Morrisey, Attorney General v. Walgreens Boots Alliance, Inc., et al.,Civil Action No.20-C-82 PNM, Circuit Court of Kanawha County, West Virginia, - September 2022; Missouri (Jefferson County, Missouri v. Dannie E. Williams, M.D., et al., Cause No. 20JE-CC00029, Twenty-Third Judicial Circuit, Jefferson County, Missouri - April 2023); Florida (State of Florida, Office of the Attorney General, Department of Legal Affairs v. Purdue Pharma L.P., et al., Case No. 2018-CA-001438, Sixth Judicial Circuit in and for Pasco County, Florida - April 2022); Nevada (State of Nevada v. McKesson Corporation, et al., Case No. A-19-796755-B, Eighth Judicial District Court, Clark County, Nevada - January 2023); Michigan (State of Michigan, ex rel. Dana Nessel, Attorney General v. Cardinal Health, Inc., et al., Case No. 19-016896-NZ, Circuit Court for Wayne County, Michigan - October 2022); and Alabama (The DCH Health Care Authority, et al. v. Purdue Pharma LP, et al., Cause No. CV-2019-000007.00, Circuit Court of Conecuh County, Alabama - July 2022). Two consolidated cases in New York state court (County of Suffolk v. Purdue Pharma L.P., et al., Index No. 400001/2017; County of Nassau v. Purdue Pharma L.P., et al., Index No. 400008/2017, Supreme Court of the State of New York, Suffolk County, New York) were resolved as to the Company after jury selection began in June 2021.

The relief sought by various plaintiffs in these matters includes compensatory, abatement and punitive damages, as well as injunctive relief. Additionally, the Company has received from the Department of Justice and the Attorney Generals of numerous states subpoenas, civil investigative demands, and/or other requests concerning opioid matters. The Company has also had communications with the Department of Justice with respect to purported violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing prescriptions at certain Walgreens locations. As discussed above, legal proceedings, including government investigations, are often uncertain and difficult to predict, and the costs and penalties incurred in these matters can be substantial.

Note 12. Income taxes

U.S. tax law changes
During 2019, the U.S. Treasury Department issued regulations to apply retroactively covering certain components of the Tax Cuts and Jobs Act of 2017. Certain guidance included in these regulations is inconsistent with the Company’s interpretation that led to the recognition of $247 million of tax benefits in prior periods. The tax benefits relate to the Company’s one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, which was enacted as part of the 2017 U.S. tax law changes. Despite this guidance, the Company remains confident in its interpretation of the U.S. tax law changes and intends to defend this position through litigation, if necessary. However, if the Company is ultimately unsuccessful in defending its position, it may be required to reverse all or a portion of the benefits previously recorded.

UK tax law changes
On June 10, 2021 the UK Finance Act 2021 was enacted increasing the UK tax rate from 19% to 25% effective April 1, 2023. The Company recorded tax expense of $344 million from re-measuring the net UK deferred tax liability in fiscal 2021. On July 22, 2020 the UK Finance Bill 2020 was enacted increasing the UK tax rate from 17% to 19% effective April 1, 2020. The Company recorded tax expense of $139 million from re-measuring the net UK deferred tax liability in fiscal 2020.

The components of earnings from continuing operations before income tax provision were (in millions):

	2021	2020	2019
U.S.	$61	$759	$1,898
Non–U.S.	1,934	(313)	2,461
Total	$1,995	$446	$4,359

WBA Fiscal 2021 Form 10-K	88

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes from continuing operations consists of the following (in millions):

	2021	2020	2019
Current provision
Federal	$79	$184	$228
State	115	49	46
Non–U.S.	234	135	183
	$428	$368	$457
Deferred provision
Federal	$(10)	$(83)	$151
State	(46)	2	4
Non–U.S. – tax law change	344	139	—
Non–U.S. – excluding tax law change	(49)	(87)	(35)
	239	(29)	120
Income tax provision	$667	$339	$577

The difference between the statutory federal income tax rate and the effective tax rate from continuing operations is as follows:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.5	8.8	0.9
Foreign income taxed at non-U.S. rates	(4.4)	(17.0)	(1.9)
Non-taxable income	(5.0)	(47.5)	(3.6)
Non-deductible expenses	0.3	9.0	0.2
Tax law changes	17.3	31.3	(0.4)
Change in valuation allowance [1]	(4.7)	4.1	2.1
Tax benefits from restructuring	(4.2)	—	—
Tax expense on non-operating equity earnings	6.1	—	—
Uncertain tax positions	6.2	7.5	(0.8)
Goodwill impairment	—	72.5	—
Tax credits	(1.8)	(10.3)	(4.4)
Other	(0.9)	(3.4)	0.1
Effective income tax rate	33.4%	76.0%	13.2%
1Net of changes in related tax attributes and tax benefits from capital losses generated and utilized in FY21.

WBA Fiscal 2021 Form 10-K	89

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	2021	2020
Deferred tax assets:
Compensation and benefits	$175	$176
Postretirement benefits	—	88
Insurance	103	98
Accrued rent & lease obligations	5,372	5,187
Allowance for doubtful accounts	34	9
Tax attributes	7,467	6,781
Stock compensation	88	47
Deferred income	34	18
Other	—	50
	$13,273	$12,454
Less: valuation allowance	7,239	6,490
Total deferred tax assets	$6,034	$5,964
Deferred tax liabilities:
Accelerated depreciation	$896	$683
Inventory	377	345
Intangible assets	1,465	1,130
Equity method investment	236	542
Lease right-of-use asset	4,792	4,589
Other	30	—
Total deferred tax liabilities	7,796	7,289
Net deferred tax liabilities	$1,762	$1,325

As of August 31, 2021, the Company has recorded deferred tax assets for tax attributes of $7.5 billion, primarily reflecting the benefit of $670 million in U.S. federal, $75 million in state and $6.6 billion in non-U.S. ordinary and capital losses. In addition, these deferred tax assets include $97 million of income tax credits. Of these deferred tax assets, $7.1 billion will expire at various dates from 2022 through 2038. The residual deferred tax assets of $398 million have no expiration date.

The Company believes it is more likely than not that the benefit from certain deferred tax assets will not be realized. The assessment of realization of deferred tax assets is performed based on the weight of the positive and negative evidence available to indicate whether the asset is recoverable, including tax planning strategies that are prudent and feasible. In recognition of this risk, the Company has recorded a valuation allowance of $7.2 billion against those deferred tax assets as of August 31, 2021.

Income taxes paid, net of refunds were $336 million, $626 million and $893 million for fiscal years 2021, 2020 and 2019, respectively.

ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statement of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction. As of August 31, 2021, unrecognized tax benefits of $594 million were reported as long-term liabilities, $475 million were reported against deferred taxes, and $114 million were reported against related tax receivables in other non-current assets on the Consolidated Balance Sheets. These amounts include interest and penalties, when applicable.

WBA Fiscal 2021 Form 10-K	90

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2021	2020	2019
Balance at beginning of year	$494	$455	$456
Gross increases related to tax positions in a prior period	229	60	33
Gross decreases related to tax positions in a prior period	(52)	(23)	(53)
Gross increases related to tax positions in the current period	446	9	26
Settlements with taxing authorities	(13)	(4)	(2)
Lapse of statute of limitations	(6)	(3)	(5)
Balance at end of year	$1,098	$494	$455

At August 31, 2021, 2020 and 2019, $524 million, $353 million and $311 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized. During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $132 million due to anticipated federal tax audit settlements and the expirations of statutes of limitations associated with tax positions related to multiple state tax jurisdictions.

The Company recognizes interest and penalties in the income tax provision in its Consolidated Statements of Earnings. At August 31, 2021 and August 31, 2020, the Company had accrued interest and penalties of $84 million and $58 million, respectively. For the year ended August 31, 2021, and August 31, 2020, the amount reported in income tax expense related to interest and penalties was $26 million and $11 million income tax expense, respectively.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various states and multiple foreign jurisdictions. It is generally no longer under audit examinations for U.S. federal income tax purposes for any years prior to fiscal 2014. With few exceptions, it is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2008. In foreign tax jurisdictions, the Company is generally no longer subject to examination by the tax authorities in the UK prior to 2015, Luxembourg prior to 2016 and in Germany prior to 2014.

The Company has received tax holidays from Swiss cantonal income taxes relative to certain of its Swiss operations. The income tax holidays are set to expire in September 2022. Upon expiration, a reduced tax rate will extend through December 2029. The holidays had a beneficial impact of $118 million and $124 million (inclusive of capital GILTI tax cost) during fiscal 2021 and 2020, respectively. This benefit is primarily included as part of the foreign income taxed at non-U.S. rates line in the effective tax rate reconciliation table above.

At August 31, 2021, it is not practicable for the Company to determine the amount of the unrecognized deferred tax liability it has with respect to temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

Note 13. Stock compensation plans

In fiscal 2021, the Company's Board of Directors approved the Walgreens Boots Alliance, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”). The 2021 Omnibus Plan replicates the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan and provides incentive compensation to the Company’s non-employee directors, officers and other eligible employees.

The Company grants stock options, performance shares and restricted units under the 2021 Omnibus Plan. Performance shares issued under the 2021 Omnibus Plan offer performance-based incentive awards to certain employees. Restricted stock units are also equity-based awards with vesting requirements that are granted to key employees. The performance shares and restricted stock unit awards are both subject to restrictions as to continuous employment except in the case of death, normal retirement or total and permanent disability.

Total stock-based compensation expense for fiscal 2021, 2020 and 2019 was $155 million, $137 million and $119 million, respectively. Unrecognized compensation cost related to non-vested awards at August 31, 2021 was $151 million, which will be fully recognized over the next three years.

WBA Fiscal 2021 Form 10-K	91

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables present classes of defined benefit pension plan assets by fair value hierarchy (in millions):

	August 31, 2021	Level 1	Level 2	Level 3
Equity securities:
Equity securities [1]	$1,316	$—	$1,316	$—

Debt securities:
Fixed interest government bonds [2]	514	101	412	—
Index linked government bonds [2]	3,521	3,486	35	—
Corporate bonds [3]	2,851	1	2,850	—

Real estate:
Real estate [4]	513	—	—	513

Other:
Other investments, net [5]	1,761	107	1,024	629

Total	$10,475	$3,696	$5,637	$1,142

	August 31, 2020	Level 1	Level 2	Level 3
Equity securities:
Equity securities [1]	$1,505	$—	$1,505	$—

Debt securities:
Fixed interest government bonds [2]	515	111	404	—
Index linked government bonds [2]	4,168	2,936	1,232	—
Corporate bonds[3]	2,730	1	2,729	—

Real estate:
Real estate [4]	492	—	—	492

Other:
Other investments, net [5]	204	152	(347)	399

Total	$9,614	$3,200	$5,523	$891

WBA Fiscal 2021 Form 10-K	92

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
4Real estate comprise of investments in certain property funds which are valued based on the underlying properties. These properties are valued using a number of standard industry techniques such as cost, discounted cash flows, independent appraisals and market based comparable data. Real estate investments are categorized as Level 3 investments. Changes in Level 3 investments during fiscal 2021 were driven by actual return on plan assets still held at August 31, 2021 and purchases during the year.
5Other investments mainly comprise of net receivable (payable) amounts for unsettled transactions, cash and cash equivalents, derivatives, insurance linked securities and direct private placements. Cash is categorized as a Level 1 investment and cash in commingled funds is categorized as Level 2 investments. Amounts receivable (payable) are categorized as level 2 investments. Cash equivalents are valued using observable yield curves, discounting and interest rates and are categorized as Level 2 investments. Derivatives which are exchange-traded and for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market, or exchange on which they are traded, and are categorized as Level 1 investments. Over-the-counter derivatives typically are valued by independent pricing services and are categorized as Level 2 investments. Insurance lined securities are categorized as Level 2. Direct private placements are typically bonds valued by reference to comparable bonds and are categorized as Level 3 investments. Changes in Level 3 investments during fiscal 2021 were primarily driven by purchases during the year.

Components of net periodic pension costs for the defined benefit pension plans and cumulative pre-tax amounts recognized in accumulated other comprehensive (income) loss are as follows (in millions):

	Boots and other pension plans
	2021	2020	2019
Service costs (Selling, general and administrative expenses)	$6	$2	$2
Interest costs (Other income)	139	141	195
Expected returns on plan assets/other (Other income)	(332)	(285)	(245)
Total net periodic pension (income) cost	$(188)	$(142)	$(48)

Net actuarial (gain) loss	$(506)	$856	$90
Prior service cost	(1)	(1)	24
Total pre-tax comprehensive (income) expense	$(507)	$855	$114

WBA Fiscal 2021 Form 10-K	93

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Change in benefit obligations for the defined benefit pension plans (in millions):

	2021	2020
Benefit obligation at beginning of year	$9,905	$8,795
Service costs	6	2
Interest costs	139	141
Settlements	(2)	—
Net actuarial loss	75	491
Benefits paid	(320)	(330)
Acquisitions	182	—
Currency translation adjustments	223	806
Benefit obligation at end of year	$10,206	$9,905

Change in plan assets for the defined benefit pension plans (in millions):

	2021	2020
Plan assets at fair value at beginning of year	$9,614	$9,131
Employer contributions	53	35
Benefits paid	(320)	(330)
Return on assets/other	906	(31)
Settlements	(2)	—
Currency translation adjustments	223	810
Plan assets at fair value at end of year	$10,475	$9,614

Amounts recognized in the Consolidated Balance Sheets (in millions):

	2021	2020
Other non-current assets	$602	$—
Accrued expenses and other liabilities	(9)	(6)
Other non-current liabilities	(324)	(285)
Net asset (liability) recognized at end of year	$269	$(291)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans, including accumulated benefit obligations in excess of plan assets, at August 31 were as follows (in millions):

	2021	2020
Projected benefit obligation	$10,206	$9,905
Accumulated benefit obligation	10,200	9,901
Fair value of plan assets [1]	10,475	9,614
1 Represents plan assets of The Boots plan, the Company's only funded defined benefit pension plan.

Estimated future benefit payments for the next 10 years from defined benefit pension plans to participants are as follows (in millions):

Estimated future benefit payments
2022	$291
2023	302
2024	311
2025	326
2026	344
2027-2031	1,868

WBA Fiscal 2021 Form 10-K	94

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in accounting for the defined benefit pension plans were as follows:

	2021	2020
Weighted-average assumptions used to determine benefit obligations
Discount rate	1.71%	1.63%
Rate of compensation increase	2.80%	3.10%

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	1.39%	1.58%
Expected long-term return on plan assets	3.50%	3.10%
Rate of compensation increase	2.77%	2.91%
Based on current actuarial estimates, the Company plans to make contributions of $41 million to its defined benefit pension plans in fiscal 2022 and expects to make contributions beyond 2022, which will vary based upon many factors, including the performance of the defined benefit pension plan assets.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $221 million, $227 million and $239 million in fiscal 2021, 2020 and 2019, respectively. The Company’s contributions were $222 million, $226 million and $234 million in fiscal 2021, 2020 and 2019, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is the UK based to which both the Company and participating employees contribute. The cost recognized in the Consolidated Statement of Earnings was $101 million, $91 million and $101 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Postretirement healthcare plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. The Company’s postretirement health benefit plan obligation was $154 million and $182 million in fiscal 2021 and 2020, respectively and is not funded. The expected benefit to be paid net of the estimated federal subsidy during fiscal 2022 is $9.5 million.

Note 15. Capital stock

In June 2018, Walgreens Boots Alliance authorized a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock, which program has no specified expiration date. The Company purchased 30 million shares under the June 2018 stock repurchase program in fiscal 2020 at a cost of $1.5 billion. In July 2020, the Company announced that it had suspended activities under this program and no shares were repurchased in fiscal 2021. As of August 31, 2021, the Company had approximately $2.0 billion remaining under the June 2018 stock repurchase program.

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

In addition, the Company continued to repurchase shares to support the needs of the employee stock plans. Shares totaling $110 million were purchased to support the needs of the employee stock plans during fiscal 2021 as compared to $103 million and $339 million in fiscal 2020 and fiscal 2019, respectively. As of August 31, 2021, 71 million shares of common stock were reserved for future issuances under the Company’s various employee benefit plans.

Note 16. Accumulated other comprehensive income (loss)

WBA Fiscal 2021 Form 10-K	95

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for fiscal 2021, 2020 and 2019 (in millions):

	Pension/post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges		Unrealized gain (loss) on available for sale securities		Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2018	$101	$(30)	$—		$—		$3	$(3,076)	$(3,002)
Other comprehensive income (loss) before reclassification adjustments	(162)	1	73		—		(1)	(801)	(889)
Amounts reclassified from AOCI	(17)	5	—		—		—	—	(12)
Tax benefit (provision)	30	(1)	(18)		—		—	(6)	5
Net change in other comprehensive income (loss)	(149)	5	55		—		(1)	(807)	(896)
Balance at August 31, 2019	$(48)	$(24)	$55		$—		$3	$(3,884)	$(3,897)
Other comprehensive income (loss) before reclassification adjustments	(861)	(12)	(113)		—		(16)	934	(69)
Amounts reclassified from AOCI	(8)	5	—		—		—	3	—
Tax benefit (provision)	169	1	23		—		3	(1)	195
Net change in other comprehensive income (loss)	(700)	(6)	(90)		—		(13)	936	126
Balance at August 31, 2020	$(748)	$(31)	$(34)		$—		$(10)	$(2,948)	$(3,771)
Other comprehensive income (loss) before reclassification adjustments	532	10	(6)		127		(24)	384	1,022
Amounts reclassified from AOCI	(8)	17	—		—		—	(3)	6
Business disposal	(4)	—	—	0	—	0	—	795	792
Tax benefit (provision)	(132)	(6)	6		(31)		6	—	(157)
Net change in other comprehensive income (loss)	389	21	(1)		96		(18)	1,176	1,663
Balance at August 31, 2021	$(359)	$(10)	$(35)		$96		$(29)	$(1,772)	$(2,109)

WBA Fiscal 2021 Form 10-K	96

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Segment reporting

On January 6, 2021, the Company entered into a Share Purchase Agreement with AmerisourceBergen. Pursuant to the terms and subject to the conditions set forth in the Share Purchase Agreement, AmerisourceBergen agreed to purchase the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe. The majority of the Disposal Group was previously included in the Pharmaceutical Wholesale segment. Effective as of the second quarter of fiscal year ended August 31, 2021, the Company eliminated the Pharmaceutical Wholesale segment and is aligned into two reportable segments: United States and International. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s operating segments. The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included.

United States
The Company's United States segment includes the Company's Walgreens business which includes the operations of retail drugstores, health and wellness services, and mail and central specialty pharmacy services, and the Company's equity method investment in AmerisourceBergen. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

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

WBA Fiscal 2021 Form 10-K	97

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects results of operations of the Company's reportable segments (in millions):

	For the years ending August 31,
	2021	2020	2019
Sales:
United States	$112,005	$107,701	$104,532
International	20,505	14,281	15,542
Walgreens Boots Alliance, Inc.	$132,509	$121,982	$120,074

Adjusted Operating income:
United States	$5,019	$4,761	$5,873
International	466	157	759
Corporate and Other	(368)	(187)	(152)
Walgreens Boots Alliance, Inc.	$5,117	$4,730	$6,481

Depreciation and amortization:
United States	$1,513	$1,376	$1,454
International	399	400	433
Corporate and Other	11	10	8
Walgreens Boots Alliance, Inc.	$1,923	$1,786	$1,894

Capital expenditures:
United States	$1,030	$1,040	$1,318
International	243	235	272
Corporate and Other	39	12	8
Walgreens Boots Alliance, Inc.	$1,312	$1,287	$1,598

The following table reconciles adjusted operating income to operating income (in millions):

	For the years ending August 31,
	2021	2020	2019
Adjusted operating income	$5,117	$4,730	$6,481
Adjustments to equity earnings (loss) in AmerisourceBergen	(1,645)	(97)	(233)
Transformational cost management	(417)	(719)	(327)
Acquisition-related amortization	(523)	(384)	(416)
Certain legal and regulatory accruals and settlements	(75)	—	(31)
LIFO provision	(13)	(95)	(136)
Acquisition-related costs	(54)	(315)	(303)
Impairment of goodwill and intangible assets	(49)	(2,016)	(73)
Store optimization	—	(53)	(196)
Store damage and inventory losses	—	(68)	—
Operating income	$2,342	$982	$4,766

No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. Substantially all of our retail pharmacy sales are to customers covered by third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. In the United States segment, three third-party payers accounted for approximately 33%, 35%, and 35% of the Company's consolidated sales in fiscal 2021, fiscal 2020, and fiscal 2019 respectively.

WBA Fiscal 2021 Form 10-K	98

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic data for sales is as follows (in millions):

	2021	2020	2019
United States	$112,005	$107,701	$104,532
United Kingdom	8,298	7,830	8,947
Germany	10,472	4,876	4,713
Other	1,734	1,575	1,882
Sales	$132,509	$121,982	$120,074

Geographic data for long-lived assets, defined as property, plant and equipment, is as follows (in millions):

	2021	2020
United States	$9,665	$10,344
United Kingdom	2,205	2,203
Other	377	250
Total long-lived assets	$12,247	$12,796

Note 18. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	For the years ending August 31,
	2021	2020	2019
United States
Pharmacy	$84,892	$80,481	$77,299
Retail	27,113	27,220	27,233
Total	$112,005	$107,701	$104,532

International
Pharmacy	$3,808	$3,503	$3,653
Retail	6,225	5,902	7,177
Wholesale	10,472	4,876	4,713
Total	$20,505	$14,281	$15,542

Walgreens Boots Alliance, Inc.	$132,509	$121,982	$120,074

Note 19. Related parties

The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations. Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Related party transactions with AmerisourceBergen (in millions):

	2021	2020	2019
Purchases, net	$62,513	$59,569	$57,429

Trade accounts payable, net	$6,589	$6,390	$6,484

See Note 2 Discontinued operations, for further information.

WBA Fiscal 2021 Form 10-K	99

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20. Supplementary financial information

Summary of Quarterly Results (Unaudited)
(in millions, except per share amounts)

	Quarter ended
	November	February	May	August	Fiscal year
Fiscal 2021
Sales	$31,438	$32,779	$34,030	$34,262	$132,509
Gross profit	$6,630	$6,781	$7,153	$7,503	$28,067
Net earnings attributable to Walgreens Boots Alliance, Inc.
Continuing operations	$(391)	$922	$1,105	$358	$1,994
Discontinued operations	83	104	92	268	548
Total	$(308)	$1,026	$1,197	$627	$2,542
Basic earnings (loss) per common share:
Continuing operations	$(0.45)	$1.07	$1.28	$0.41	$2.31
Discontinued operations	0.10	0.12	0.11	0.31	0.63
Total	$(0.36)	$1.19	$1.38	$0.72	$2.94
Diluted earnings (loss) per common share:
Continuing operations	$(0.45)	$1.06	$1.27	$0.41	$2.30
Discontinued operations	0.10	0.12	0.11	0.31	0.63
Total	$(0.36)	$1.19	$1.38	$0.72	$2.93

Cash dividends declared per common share	$0.4675	$0.4675	$0.4675	$0.4775	$1.8800

Fiscal 2020
Sales	$29,912	$31,336	$30,364	$30,371	$121,982
Gross profit	$6,777	$7,017	$5,959	$6,324	$26,078
Net earnings attributable to Walgreens Boots Alliance, Inc.
Continuing operations	$769	$867	$(1,794)	$337	$180
Discontinued operations	76	79	86	36	277
Total	$845	$946	$(1,708)	$373	$456
Basic earnings (loss) per common share:
Continuing operations	$0.86	$0.98	$(2.05)	$0.39	$0.20
Discontinued operations	0.08	0.09	0.10	0.04	0.31
Total	$0.95	$1.07	$(1.95)	$0.43	$0.52
Diluted earnings (loss) per common share:
Continuing operations	$0.86	$0.98	$(2.05)	$0.39	$0.20
Discontinued operations	0.08	0.09	0.10	0.04	0.31
Total	$0.95	$1.07	$(1.95)	$0.43	$0.52

Cash dividends declared per common share	$0.4575	$0.4575	$0.4575	$0.4675	$1.8400

See Note 2 Discontinued operations, for additional details on discontinued operations.

WBA Fiscal 2021 Form 10-K	100

Table of Content
WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21. Subsequent events

On September 4, 2021 the Company executed a Membership Interest Purchase Agreement to acquire a majority equity interest in CareCentrix, Inc. (“CareCentrix”), a leading player in the post-acute and home care management sectors, for consideration of approximately $330 million, subject to a net debt adjustment. The investment will result in the Company owning approximately 55% controlling equity interest in CareCentrix. Under the terms of the Agreement, the Company has an option to acquire the remaining equity interests of CareCentrix in the future. CareCentrix’ other equity holders will also have an option to require the Company to purchase the remaining equity interests. The transaction is subject to the receipt of required regulatory clearances and approvals and other customary closing conditions. Upon closing, the Company will account for this acquisition as a business combination and consolidate CareCentrix in its financial statements.

On September 17, 2021 the Company entered into an agreement to acquire a majority equity interest in Shields Health Solutions (“Shields”), an industry leader in integrated, health system-owned specialty pharmacy care, for a cash consideration of approximately $970 million. The additional equity interest, combined with the Company's current minority equity investment, will result in the Company owning approximately 71% controlling equity interest in Shields. Under the terms of the transaction agreements, the Company has an option to acquire the remaining equity interests of Shields in the future. Shields’ other equity holders will also have an option to require the Company to purchase the remaining equity interests. The transaction is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions and is expected to close by the end of calendar 2021. At close of the transaction, the Company will account for this acquisition of the majority equity interest as a business combination and consolidate Shields in its financial statements, remeasuring its current minority equity interest at fair value with resulting gain to be recognized in Other income in the Statement of Earnings.

On October 14, 2021 the Company announced that it has agreed to make an additional $5.2 billion investment in VillageMD to advance its strategic position in the delivery of value-based primary care. The incremental investment increases the Company’s ownership stake in VillageMD to approximately 63% from approximately 30% on a fully diluted basis, and increases the number of co-located clinics from 600 primary care clinics to 1,000 by the year 2027. The investment will be comprised of $4.0 billion in cash, to be paid by the Company to VillageMD at the closing of the transaction, and a promissory note in the principal amount of $1.2 billion to VillageMD at the closing of the transaction. The Company expects to fund the cash portion of the investment through a combination of cash on hand and available credit facilities. The transaction is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions and is expected to close by the end of calendar 2021. Upon closing, the Company will account for this transaction as a business combination and consolidate VillageMD in its financial statements. The Company will remeasure its current minority equity interest and debt security at fair value with resulting gain recognized in Other income in the Statement of Earnings.

WBA Fiscal 2021 Form 10-K	101

Table of Content
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

Additionally, the scope of management’s evaluation of the effectiveness of internal control over financial reporting did not include the internal control over financial reporting of the acquisition of the pharmaceutical wholesale business in Germany as described in Note 3 Acquisitions, to the Consolidated Financial Statements included in Part II, Item 8. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a business may be omitted from management’s report on internal control over financial reporting for one year following the acquisition. The recognition of goodwill, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2021. The acquisition of the pharmaceutical wholesale business in Germany represented approximately 0.4% of the Company’s total assets as of August 31, 2021 after excluding goodwill recorded and 3.8% of the Company’s sales for the year ended August 31, 2021.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2021. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting, as stated in its report which is included herein.

/s/	Rosalind Brewer	/s/	James Kehoe
	Rosalind Brewer		James Kehoe
	Chief Executive Officer		Executive Vice President and Global Chief Financial Officer

October 14, 2021

WBA Fiscal 2021 Form 10-K	102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walgreens Boots Alliance, Inc. and subsidiaries (the "Company") as of August 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

The Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842) effective September 1, 2019, using the modified retrospective approach which does not require prior periods to be restated.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Indefinite-Lived Intangible Assets Impairment –Boots Reporting Unit and Boots Indefinite-lived Intangible Assets – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of the fair value of each reporting unit or asset to its carrying value. The Company uses the income and the market approaches to estimate the fair value of its reporting units in its goodwill impairment analysis. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections anticipated future cash flows and discount rates. The market approach requires management to estimate fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company primarily uses the multi-period excess earnings

WBA Fiscal 2021 Form 10-K	103

model and the relief from royalty model to estimate the fair value of the indefinite-lived intangible assets. Changes in assumptions or the selection of companies in the comparable industry group could have a significant impact on the valuation of the reporting units and the amount of a goodwill or indefinite-lived intangible asset impairment charge, if any.

We identified the valuation of the Boots Reporting Unit and Boots indefinite-lived intangible assets as a critical audit matter due to the materiality of the assets’ carrying values, the difference between the fair values and the carrying values, and because the current economic environment, including the impact of the COVID 19 pandemic, has affected the business. Auditing management’s judgments used in the quantitative assessment regarding significant assumptions related to future revenue growth, EBITDA margins, the selection of the discount rate, the selection of the royalty rates for the Boots trade name indefinite-lived intangible assets, and the market multiples selected for the Boots Reporting Unit requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
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
•We evaluated the reasonableness of management’s forecasts of future revenues and EBITDA margins by performing certain procedures, including:
◦Comparing the forecasts to internal communications to management and the Board of Directors.
◦Comparing the business forecasts and planned initiatives to third-party economic and industry data.
•We performed sensitivity analyses to evaluate the risk of impairment if key assumptions are changed.
•We evaluated, with the assistance of our fair value specialists, the (1) valuation methodology used for the Boots Reporting Unit’s goodwill and the Boots indefinite-lived intangible assets, and (2) the reasonableness of the related discount rates, by performing certain procedures, including:
◦Comparing the valuation methodologies used to generally accepted valuation practices for each asset type.
◦Evaluating the appropriateness of the Company’s selection of companies in its industry comparable group for comparability to the Reporting Unit.
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing an independent discount rate and comparing it to the discount rate selected by management.

Income Taxes – Uncertain Tax Positions - Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description
The Company has a complex legal structure involving numerous domestic and foreign locations with constantly changing tax laws and regulations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate whether it is more likely to be sustained than not on the basis of its technical merits. In evaluating the tax benefits associated with the various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The evaluation of each uncertain tax position requires management to apply specialized skill, knowledge, and significant judgment related to the identified position. This significant judgment includes determining the correct value of the liability based on the selected method of measurement, data, and assumptions determined by management.

Because of the numerous taxing jurisdictions in which the Company files its tax returns and the complexity of tax laws and regulations, auditing uncertain tax positions and the determination of whether the more likely than not threshold was met requires a high degree of auditor judgment and increased extent of effort, including the involvement of our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to unrecognized tax benefits included the following, among others:
•We tested the effectiveness of controls over income taxes, including those over identifying uncertain tax positions and measuring liabilities.

WBA Fiscal 2021 Form 10-K	104

•We evaluated, with the assistance of our tax specialists, a selection of underlying tax positions to evaluate the more likely than not principle as it applied to the specific underlying tax position.
•We evaluated, with the assistance of our tax specialists, the Company’s unrecognized tax positions by performing the following:
◦Obtaining management and third-party opinions or memoranda regarding the analysis of uncertain tax positions and identifying the key judgments and evaluating whether the analysis was consistent with our interpretation of the relevant laws and regulations.
◦Evaluating management’s method of measuring its liability for unrecognized tax benefits, including underlying data and assumptions.
◦Evaluating the basis for certain intercompany transactions, such as transfer pricing, as well as internal restructuring, by comparison to economic studies performed by management and third-party data.
◦Evaluating the matters raised by tax authorities in former and ongoing tax audits and considering the implications of these matters on open tax years.
◦Assessing changes and interpretation of applicable tax law.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 14, 2021

We have served as the Company's auditor since 2002.

WBA Fiscal 2021 Form 10-K	105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Walgreens Boots Alliance, Inc. and subsidiaries (the “Company”) as of August 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2021, of the Company and our report dated October 14, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control, management excluded from its assessment the internal control over financial reporting of certain assets acquired from GEHE Pharma Handel GmbH, which were acquired during the year ended August 31, 2021. The certain assets acquired from GEHE represented approximately 0.4% of the Company’s total assets as of August 31, 2021 after excluding goodwill and intangible assets recorded and 3.8% of the Company’s net sales for the year ended August 31, 2021. Accordingly, our audit did not include the internal control over financial reporting for the certain assets acquired from GEHE.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 14, 2021

WBA Fiscal 2021 Form 10-K	106

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and procedures

Evaluation of disclosure controls and procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). In fiscal 2021, the Company and McKesson Corporation closed a transaction to form a combined pharmaceutical wholesale business in Germany. The Company owns a controlling equity interest in the combined business which is consolidated by the Company. The Company accounted for this acquisition as a business combination. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired business. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2021. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended August 31, 2021 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Fiscal 2021 Form 10-K	107

effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other information

Transformational Cost Management Program
On October 12, 2021, the Company’s Board of Directors approved an expansion and extension of the Transformational Cost Management Program through the end of fiscal 2024. The expanded Transformational Cost Management Program will deliver incremental savings from existing programs and a comprehensive funnel of new initiatives which will improve operating effectiveness and better position the core business for the future. The expansion of the program reflects further strategic initiatives to optimize real estate, implement global business and centralized services models, as well as leverage technology and new business models to streamline processes across the organization.

See Transformational Cost Management Program described in Management’s discussion and analysis in Part II, Item 7 for additional details.

Supplemental indenture
On October 13, 2021, the Company entered into a supplemental indenture (the “First Supplemental Indenture”) to the indenture dated as of December 17, 2015, as thereafter supplemented and amended (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, relating to the Company’s 3.450% Notes due 2026, 3.200% Notes due 2030, 4.650% Notes due 2046 and 4.100% Notes due 2050 (collectively, the “Notes”). The First Supplemental Indenture amended the Indenture by decreasing the number of rating agencies that must lower the ratings on the Notes to two in order to trigger a “Rating Event” for purposes of the definition of “Change of Control Triggering Event” and the corresponding removal of one of the rating agencies from the definition of “Rating Agencies.” The First Supplemental Indenture was entered into in satisfaction of the conditions set forth under Section 9.1 of the Indenture and was effective upon execution.

PART III

The Company intends to file with the SEC a definitive proxy statement for its next Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after August 31, 2021. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the disclosure in that Proxy Statement. The Company’s next Annual Meeting of Stockholders is scheduled to be held on January 27, 2022.

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

WBA Fiscal 2021 Form 10-K	108

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
Consolidated Balance Sheets at August 31, 2021 and 2020
Consolidated Statements of Equity, Earnings, Comprehensive Income and Cash Flows for the years ended August 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm
.
(2)Financial statement schedules and supplementary information
Schedules I, II, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

(3)Exhibits. Exhibits 10.1 through 10.63 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

(b)Exhibits

Exhibit No.	Description	SEC Document Reference
2.1*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes.	Incorporated by reference to Annex B-1 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.2*	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.3	Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

WBA Fiscal 2021 Form 10-K	109

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated December 23, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 24, 2014.
2.5	Amendment No. 2 to Agreement and Plan of Merger, dated December 29, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 (File No. 1-36759) filed with the SEC on December 30, 2014.
2.6*	Amended and Restated Asset Purchase Agreement, dated as of September 18, 2017, by and among Walgreens Boots Alliance, Inc., Walgreen Co. and Rite Aid Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 19, 2017.
2.7	Share Purchase Agreement, dated as of January 6, 2021, by and between Walgreens Boots Alliance, Inc., and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 8, 2021.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated By-laws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-152315) filed with the SEC on July 14, 2008.
4.2	Form of Walgreen Co. 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.3	Form of Walgreen Co. 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.4	Form of Guarantee of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
4.5	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.6	Form of 3.300% Notes due 2021.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.7	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.8	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.9	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.10	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.11	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

WBA Fiscal 2021 Form 10-K	110

4.12	Indenture, dated as of December 17, 2015, between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-208587) filed with the SEC on December 17, 2015.
4.13	First Supplemental Indenture, dated as of October 13, 2021, by and between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Filed herewith.
4.14	Form of 3.450% Notes due 2026.	Incorporated by reference to Exhibit 4.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.15	Form of 4.650% Notes due 2046.	Incorporated by reference to Exhibit 4.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.16	Form of 3.200% Notes due 2030.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.
4.17	Form of 4.100% Notes due 2050.	Incorporated by reference to Exhibit 4.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.
4.18	Walgreen Co. Shareholders Agreement, dated as of August 2, 2012, among Walgreen Co., Stefano Pessina, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Kohlberg Kravis Roberts & Co. L.P. and certain other investors party thereto.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
4.19	Letter Agreement between Stefano Pessina and Walgreens Boots Alliance, Inc., dated July 23, 2020.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on July 27, 2020.
4.20	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.
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
4.22	Description of Registered Securities.	Filed herewith.
10.1	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 1, 2016).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.2	Walgreens Boots Alliance, Inc. 2021 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.

WBA Fiscal 2021 Form 10-K	111

10.3	Form of Performance Share Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.4	Form of Stock Option Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.5	Form of Restricted Stock Unit Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.6	Form of Restricted Stock Unit Award agreement.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 26, 2021.
10.7	Amendment to the amended and restated Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.8	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 19, 2018.
10.9	Form of Performance Share Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.10	Form of Performance Share Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.11	Form of Performance Share Award agreement (effective October 2018).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.12	Form of Stock Option Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.13	Form of Stock Option Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.14	Form of Stock Option Award agreement (effective October 2018).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.15	Form of Restricted Stock Unit Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.16	Form of Restricted Stock Unit Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.17	Form of Performance Share Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.10 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.

WBA Fiscal 2021 Form 10-K	112

10.18	Form of Performance Share Award agreement for CEO (November 2018).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.19	Form of Stock Option Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.14 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.20	Form of Stock Option Award agreement for CEO (November 2018).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.21	Form of Restricted Stock Unit Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.22	Form of Restricted Stock Unit Award agreement for Executive Chairman (effective October 2020).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.23	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2019).	Incorporated by reference to Exhibit 10.19 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.24	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2018).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.25	Form of Restricted Stock Unit Award agreement (September 2019).	Incorporated by reference to Exhibit 10.24 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019
10.26	Form of Restricted Stock Unit Award agreement for James Kehoe (June 2018).	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 11, 2018.
10.27	Form of Amendment to Stock Option Award agreements.	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (File No. 1-00604) filed with the SEC on October 20, 2014.
10.28	Amendments to certain Omnibus Plan Award agreements (October 2018).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.29	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.30	Form of Stock Option Award agreement under UK Sub-plan (effective October 2020).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.31	Form of Stock Option Award agreement under UK Sub-plan (effective October 2019).	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.32	Form of Stock Option Award agreement under UK Sub-plan (effective October 2018).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.

WBA Fiscal 2021 Form 10-K	113

10.33	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.
10.34	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).
10.35	Amendment to the Walgreen Co. 2002 et. al. Executive Deferred Compensation/Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).
10.36	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).
10.37	Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.43 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.38	First Amendment to the Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Filed herewith.
10.39	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).
10.40	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).
10.41	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).
10.42	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective August 6, 2019).	Incorporated by reference to Exhibit 10.47 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.43	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.44	Offer Letter between Walgreens Boots Alliance, Inc. and Rosalind G. Brewer dated January 26, 2021.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2021.
10.45	Offer letter agreement dated as of March 6, 2018 between James Kehoe and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.
10.46	Offer letter agreement dated as of August 27, 2020 between John Standley and Walgreens Boots Alliance, Inc.	Filed herewith.
10.47	Employment Agreement dated as of January 17, 2020 between Marco Pagni and Walgreens Boots Alliance Services Limited.	Filed herewith.
10.48	Agreement between Walgreens Boots Alliance Services Limited and Marco Pagni, dated June 16, 2021.	Filed herewith.
10.49	Service Agreement between Boots UK Limited and Alex Gourlay, dated January 29, 2009.	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

WBA Fiscal 2021 Form 10-K	114

10.50	Letter Agreement between Alliance Boots Management Services Limited and Alex Gourlay, dated June 28, 2010.	Incorporated by reference to Exhibit 10.19 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.51	Agreement between Walgreens Boots Alliance Services Limited and Alexander W. Gourlay, dated June 30, 2021.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2021 (File No. 1-36759) filed with the SEC on July 1, 2021.
10.52	Employment Agreement between Alliance UniChem Plc and Ornella Barra dated December 10, 2002.	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.53	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra, dated July 31, 2006.	Incorporated by reference to Exhibit 10.21 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.54	Novation of Service Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.	Incorporated by reference to Exhibit 10.22 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.55	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy.	Incorporated by reference to Exhibit 10.68 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.56	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.57	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.	Incorporated by reference to Exhibit 10.53 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.58	Extension, dated January 27, 2016, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2016.
10.59	Extension, dated as of March 27, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 (File No. 1-36759) filed with the SEC on April 5, 2017.
10.60	Extension, dated as of July 13, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.62 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.61	Extension, dated as of August 1, 2018, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.8 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.62	Extension, effective as of October 22, 2019, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.62 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.63	Extension, dated as of July 1, 2020, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 (File No. 1-36759) filed with the SEC on July 9, 2020.
10.64	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
10.65	Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

WBA Fiscal 2021 Form 10-K	115

10.66	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.67	Amended and Restated AmerisourceBergen Shareholders Agreement, dated as of June 1, 2021, between AmerisourceBergen Corporation and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 4, 2021.
10.68	Revolving Credit Agreement, dated as of August 29, 2018, by and among Walgreens Boots Alliance, Inc., the lenders and letter of credit issuers from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the joint lead arrangers, joint bookrunners and co-syndication.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on August 30, 2018.
10.69	Credit Agreement, dated as of November 30, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 6, 2018.
10.70	Amendment No. 1 to Credit Agreement, dated as of March 25, 2019, by and between Walgreens Boots Alliance, Inc. and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent, amending that certain Credit Agreement, dated as of November 30, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto, and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent.
Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019 (File No. 1-36759) filed with the SEC on April 2, 2019.

10.71	Amendment No. 2 to Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc. and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lender.	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.72	Revolving Credit Agreement, dated as of December 21, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 26, 2018.
10.73	364-Day Revolving Credit Agreement, dated as of January 18, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on January 22, 2019.
10.74	Extension Agreement, dated as of December 18, 2019, by and among Walgreens Boots Alliance, Inc., the lenders party thereto and Mizuho Bank, Ltd., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 18, 2019.
10.75	Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and HSBC Bank USA, N.A., as administrative agent, and HSBC Securities (USA), Inc., as sole lead arranger.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.
10.76	Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent and sole lead arranger.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.
10.77	Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and UniCredit Bank AG, New York Branch, as administrative agent.	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.

WBA Fiscal 2021 Form 10-K	116

10.78	Revolving Credit Agreement, dated as of April 1, 2020, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.79	Revolving Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.80	Amended and Restated Revolving Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as administrative agent and sole lender.	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.81	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of December 23, 2020, by and among Walgreens Boots Alliance Inc. and Wells Fargo Bank, National Association, as administrative agent and as sole lender, amending that certain Amended and Restated Revolving Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as administrative agent and as sole lender.	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 8-K for the quarter ended November 30, 2020 (File1-36759) filed with the SEC on January 7, 2021.
10.82	Revolving Credit Agreement, dated as of April 7, 2020, by and among Walgreens Boots Alliance, Inc., WBA Financial Services Limited, the lenders from time to time party thereto and HSBC Bank plc, as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 7, 2020.
10.83	Revolving Credit Agreement, dated as of December 23, 2020, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 28, 2020.
10.84	Delayed Draw Term Loan Credit Agreement, dated as of April 9, 2021, by and among Walgreens Boots Alliance, Inc., the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1- 36759) filed with the SEC on April 9, 2021.
10.85	Increase Amendment, dated April 23, 2021, to the Delayed Draw Term Loan Credit Agreement.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1- 36759) filed with the SEC on April 23, 2021.
21	Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Deloitte & Touche LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

WBA Fiscal 2021 Form 10-K	117

101.INS	XBRL Instance Document (The following financial information from this Annual Report on Form 10-K for the fiscal year ended August 31, 2021 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Equity; (iii) the Consolidated Statement of Earnings; (iv) the Consolidated Statements of Comprehensive Income; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements).	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.

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

WBA Fiscal 2021 Form 10-K	118

PART IV

Item 16. Form 10-K summary
None.

WBA Fiscal 2021 Form 10-K	119

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREENS BOOTS ALLIANCE, INC.

October 14, 2021	By:	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer

WBA Fiscal 2021 Form 10-K	120

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rosalind Brewer	Chief Executive Officer (Principal Executive Officer) and Director	October 14, 2021
Rosalind Brewer

/s/ James Kehoe	Executive Vice President and Global Chief Financial Officer (Principal Financial Officer)	October 14, 2021
James Kehoe

/s/ Manmohan Mahajan	Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	October 14, 2021
Manmohan Mahajan

/s/ Stefano Pessina	Executive Chairman of the Board	October 14, 2021
Stefano Pessina

/s/ José E. Almeida	Director	October 14, 2021
José E. Almeida

/s/ Janice M. Babiak	Director	October 14, 2021
Janice M. Babiak

/s/ David J. Brailer	Director	October 14, 2021
David J. Brailer

/s/ William C. Foote	Director	October 14, 2021
William C. Foote

/s/ Ginger L. Graham	Director	October 14, 2021
Ginger L. Graham

/s/ Valerie Jarrett	Director	October 14, 2021
Valerie Jarrett

/s/ John A. Lederer	Director	October 14, 2021
John A. Lederer

/s/ Dominic P. Murphy	Director	October 14, 2021
Dominic P. Murphy

/s/ Nancy M. Schlichting	Director	October 14, 2021
Nancy M. Schlichting

/s/ James Skinner	Director	October 14, 2021
James Skinner

WBA Fiscal 2021 Form 10-K	121