Form 10-K/A
period 2021-08-31
Walgreens Boots Alliance, Inc.
filed 2021-11-24
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of Walgreens Boots Alliance, Inc. (“WBA”) amends WBA’s Annual Report on Form 10-K for the year ended August 31, 2021, which WBA filed with the Securities and Exchange Commission (“SEC”) on October 14, 2021 (the “Original Form 10-K”). WBA is filing this Amendment to amend Item 15 to include the consolidated financial statements of its equity investee, AmerisourceBergen Corporation (“ABC”) as of September 30, 2021 and 2020 and for the years ended September 30, 2021, 2020 and 2019 (the “ABC Financial Statements”) in accordance with Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The ABC Financial Statements, which were prepared by ABC, were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of WBA, or (ii) the disclosures in the Original Form 10-K; nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and WBA’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

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

Consolidated Statements of Equity, Earnings, Comprehensive Income and Cash Flows for the years ended August 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

Management’s Report on Internal Control

Report of Independent Registered Public Accounting Firm
.
(2)Financial statement schedules and supplementary information
Schedule II is incorporated herein by reference.

Schedules I, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

The financial statements of AmerisourceBergen Corporation and its consolidated subsidiaries required by Rule 3-09 of Regulation S-X are included in Item 8. Financial Statements and supplementary data on pages 48 to 89 and Schedule II on page 101 of Exhibit 99.4 to this Amendment.

(3)Exhibits. Exhibits 10.1 through 10.63 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

(b)Exhibits:

Exhibit No.	Description	SEC Document Reference
2.1*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes.	Incorporated by reference to Annex B-1 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.2*	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.3	Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated December 23, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 24, 2014.
2.5	Amendment No. 2 to Agreement and Plan of Merger, dated December 29, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 (File No. 1-36759) filed with the SEC on December 30, 2014.
2.6*	Amended and Restated Asset Purchase Agreement, dated as of September 18, 2017, by and among Walgreens Boots Alliance, Inc., Walgreen Co. and Rite Aid Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 19, 2017.
2.7	Share Purchase Agreement, dated as of January 6, 2021, by and between Walgreens Boots Alliance, Inc., and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 8, 2021.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.

3.2	Amended and Restated By-laws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-152315) filed with the SEC on July 14, 2008.
4.2	Form of Walgreen Co. 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.3	Form of Walgreen Co. 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.4	Form of Guarantee of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
4.5	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.6	Form of 3.300% Notes due 2021.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.7	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.8	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.9	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.10	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.11	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.12	Indenture, dated as of December 17, 2015, between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-208587) filed with the SEC on December 17, 2015.
4.13	First Supplemental Indenture, dated as of October 13, 2021, by and between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Filed herewith. ***
4.14	Form of 3.450% Notes due 2026.	Incorporated by reference to Exhibit 4.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.15	Form of 4.650% Notes due 2046.	Incorporated by reference to Exhibit 4.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.16	Form of 3.200% Notes due 2030.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.
4.17	Form of 4.100% Notes due 2050.	Incorporated by reference to Exhibit 4.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.
4.18	Walgreen Co. Shareholders Agreement, dated as of August 2, 2012, among Walgreen Co., Stefano Pessina, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Kohlberg Kravis Roberts & Co. L.P. and certain other investors party thereto.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
4.19	Letter Agreement between Stefano Pessina and Walgreens Boots Alliance, Inc., dated July 23, 2020.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on July 27, 2020.
4.20	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.
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
4.22	Description of Registered Securities.	Filed herewith.***
10.1	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 1, 2016).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.2	Walgreens Boots Alliance, Inc. 2021 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.3	Form of Performance Share Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.4	Form of Stock Option Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.5	Form of Restricted Stock Unit Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.6	Form of Restricted Stock Unit Award agreement.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 26, 2021.
10.7	Amendment to the amended and restated Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.8	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 19, 2018.
10.9	Form of Performance Share Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.

10.10	Form of Performance Share Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.11	Form of Performance Share Award agreement (effective October 2018).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.12	Form of Stock Option Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.13	Form of Stock Option Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.14	Form of Stock Option Award agreement (effective October 2018).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.15	Form of Restricted Stock Unit Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.16	Form of Restricted Stock Unit Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.17	Form of Performance Share Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.10 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.18	Form of Performance Share Award agreement for CEO (November 2018).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.19	Form of Stock Option Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.14 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.

10.20	Form of Stock Option Award agreement for CEO (November 2018).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.21	Form of Restricted Stock Unit Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.22	Form of Restricted Stock Unit Award agreement for Executive Chairman (effective October 2020).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.23	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2019).	Incorporated by reference to Exhibit 10.19 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.24	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2018).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.25	Form of Restricted Stock Unit Award agreement (September 2019).	Incorporated by reference to Exhibit 10.24 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019
10.26	Form of Restricted Stock Unit Award agreement for James Kehoe (June 2018).	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 11, 2018.
10.27	Form of Amendment to Stock Option Award agreements.	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (File No. 1-00604) filed with the SEC on October 20, 2014.
10.28	Amendments to certain Omnibus Plan Award agreements (October 2018).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.29	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.30	Form of Stock Option Award agreement under UK Sub-plan (effective October 2020).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.

10.31	Form of Stock Option Award agreement under UK Sub-plan (effective October 2019).	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.32	Form of Stock Option Award agreement under UK Sub-plan (effective October 2018).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.33	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.
10.34	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).
10.35	Amendment to the Walgreen Co. 2002 et. al. Executive Deferred Compensation/Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).
10.36	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).
10.37	Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.43 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.38	First Amendment to the Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Filed herewith.***
10.39	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).
10.40	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).
10.41	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.42	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective August 6, 2019).	Incorporated by reference to Exhibit 10.47 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.43	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.44	Offer Letter between Walgreens Boots Alliance, Inc. and Rosalind G. Brewer dated January 26, 2021.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2021.
10.45	Offer letter agreement dated as of March 6, 2018 between James Kehoe and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.
10.46	Offer letter agreement dated as of August 27, 2020 between John Standley and Walgreens Boots Alliance, Inc.	Filed herewith. ***
10.47	Employment Agreement dated as of January 17, 2020 between Marco Pagni and Walgreens Boots Alliance Services Limited.	Filed herewith.***
10.48	Agreement between Walgreens Boots Alliance Services Limited and Marco Pagni, dated June 16, 2021.	Filed herewith. ***
10.49	Service Agreement between Boots UK Limited and Alex Gourlay, dated January 29, 2009.	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.50	Letter Agreement between Alliance Boots Management Services Limited and Alex Gourlay, dated June 28, 2010.	Incorporated by reference to Exhibit 10.19 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.51	Agreement between Walgreens Boots Alliance Services Limited and Alexander W. Gourlay, dated June 30, 2021.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2021 (File No. 1-36759) filed with the SEC on July 1, 2021.
10.52	Employment Agreement between Alliance UniChem Plc and Ornella Barra dated December 10, 2002.	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.

10.53	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra, dated July 31, 2006.	Incorporated by reference to Exhibit 10.21 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.54	Novation of Service Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.	Incorporated by reference to Exhibit 10.22 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.55	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy.	Incorporated by reference to Exhibit 10.68 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.56	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.57	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.	Incorporated by reference to Exhibit 10.53 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.58	Extension, dated January 27, 2016, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2016.
10.59	Extension, dated as of March 27, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 (File No. 1-36759) filed with the SEC on April 5, 2017.
10.60	Extension, dated as of July 13, 2017, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited (formerly Alliance Boots Management Services Ltd.).	Incorporated by reference to Exhibit 10.62 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017 (File No. 1-36759) filed with the SEC on October 25, 2017.
10.61	Extension, dated as of August 1, 2018, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.8 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.62	Extension, effective as of October 22, 2019, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.62 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.

10.63	Extension, dated as of July 1, 2020, to Assignment Letter between Alexander Gourlay and Walgreens Boots Alliance Services Limited.	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 (File No. 1-36759) filed with the SEC on July 9, 2020.
10.64	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
10.65	Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.66	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.67	Amended and Restated AmerisourceBergen Shareholders Agreement, dated as of June 1, 2021, between AmerisourceBergen Corporation and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 4, 2021.
10.68	Revolving Credit Agreement, dated as of August 29, 2018, by and among Walgreens Boots Alliance, Inc., the lenders and letter of credit issuers from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the joint lead arrangers, joint bookrunners and co-syndication.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on August 30, 2018.
10.69	Credit Agreement, dated as of November 30, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 6, 2018.
10.70	Amendment No. 1 to Credit Agreement, dated as of March 25, 2019, by and between Walgreens Boots Alliance, Inc. and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent, amending that certain Credit Agreement, dated as of November 30, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto, and Sumitomo Mitsui Banking Corporation, as sole lead arranger and administrative agent.	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019 (File No. 1-36759) filed with the SEC on April 2, 2019.
10.71	Amendment No. 2 to Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc. and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lender.	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.72	Revolving Credit Agreement, dated as of December 21, 2018, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 26, 2018.

10.73	364-Day Revolving Credit Agreement, dated as of January 18, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on January 22, 2019.
10.74	Extension Agreement, dated as of December 18, 2019, by and among Walgreens Boots Alliance, Inc., the lenders party thereto and Mizuho Bank, Ltd., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on December 18, 2019.
10.75	Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and HSBC Bank USA, N.A., as administrative agent, and HSBC Securities (USA), Inc., as sole lead arranger.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.
10.76	Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent and sole lead arranger.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.
10.77	Revolving Credit Agreement, dated as of August 30, 2019, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and UniCredit Bank AG, New York Branch, as administrative agent.	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 001-36759) filed with the SEC on September 4, 2019.
10.78	Revolving Credit Agreement, dated as of April 1, 2020, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.79	Revolving Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.80	Amended and Restated Revolving Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as administrative agent and sole lender.	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 6, 2020.
10.81	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of December 23, 2020, by and among Walgreens Boots Alliance Inc. and Wells Fargo Bank, National Association, as administrative agent and as sole lender, amending that certain Amended and Restated Revolving Credit Agreement, dated as of April 2, 2020, by and among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as administrative agent and as sole lender.	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 8-K for the quarter ended November 30, 2020 (File1-36759) filed with the SEC on January 7, 2021.
10.82	Revolving Credit Agreement, dated as of April 7, 2020, by and among Walgreens Boots Alliance, Inc., WBA Financial Services Limited, the lenders from time to time party thereto and HSBC Bank plc, as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 7, 2020.

10.83	Revolving Credit Agreement, dated as of December 23, 2020, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 28, 2020.
10.84	Delayed Draw Term Loan Credit Agreement, dated as of April 9, 2021, by and among Walgreens Boots Alliance, Inc., the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1- 36759) filed with the SEC on April 9, 2021.
10.85	Increase Amendment, dated April 23, 2021, to the Delayed Draw Term Loan Credit Agreement.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1- 36759) filed with the SEC on April 23, 2021.
21	Subsidiaries of the Registrant.	Filed herewith.***
23.1	Consent of Deloitte & Touche LLP.	Filed herewith.***
23.2	Consent of Ernst & Young LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
99.4	AmerisourceBergen Corporation consolidated financial statements and schedule as of September 30, 2021 and 2020 and for the years ended September 30, 2021, 2020 and 2019; and Independent Registered Public Accounting Firms’ Reports as of September 30, 2021 and 2020 and for the years ended September 30, 2021, 2020 and 2019.
Incorporated by reference to Item 8. Financial Statements and supplementary data on pages 48 to 89 and Schedule II on page 101 to AmerisourceBergen’s Annual Report on Form 10-K for the year ended September 30, 2021.

101.INS	XBRL Instance Document (The following financial information from this Annual Report on Form 10-K for the fiscal year ended August 31, 2021 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Equity; (iii) the Consolidated Statement of Earnings; (iv) the Consolidated Statements of Comprehensive Income; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements).	Filed herewith.***
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.***
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.

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

*** Previously filed or furnished, as applicable, with the Original 10-K on October 14, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREENS BOOTS ALLIANCE, INC.

November 24, 2021	By:	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer