Form 10-Q
period 2021-11-30
Walgreens Boots Alliance, Inc.
filed 2022-01-06
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2021

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 31, 2021 was 863,272,027.

Table of Contents

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

WBA Q1 2022 Form 10-Q	2

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	November 30, 2021	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,135	$1,193
Accounts receivable, net	5,960	5,663
Inventories	9,475	8,159
Other current assets	745	800
Total current assets	20,314	15,814
Non-current assets:
Property, plant and equipment, net	12,295	12,247
Operating lease right-of-use assets	21,826	21,893
Goodwill	21,520	12,421
Intangible assets, net	12,770	9,936
Equity method investments (see Note 6)	6,367	6,987
Other non-current assets	1,413	1,987
Total non-current assets	76,192	65,471
Total assets	$96,507	$81,285

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term debt	$2,647	$1,305
Trade accounts payable (see Note 17)	12,452	11,136
Operating lease obligations	2,266	2,259
Accrued expenses and other liabilities	6,973	7,260
Income taxes	110	94
Total current liabilities	24,447	22,054
Non-current liabilities:
Long-term debt	11,199	7,675
Operating lease obligations	22,103	22,153
Deferred income taxes	1,970	1,850
Other non-current liabilities	3,422	3,413
Total non-current liabilities	38,694	35,091
Commitments and contingencies (see Note 11)
Total liabilities	63,141	57,145
Redeemable noncontrolling interest	2,787	319
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at November 30, 2021 and August 31, 2021	12	12
Paid-in capital	10,966	10,988
Retained earnings	38,286	35,121
Accumulated other comprehensive loss	(2,301)	(2,109)
Treasury stock, at cost; 308,671,242 shares at November 30, 2021 and 307,139,982 shares at August 31, 2021	(20,700)	(20,593)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	26,263	23,419
Noncontrolling interests	4,316	402
Total equity	30,579	23,822
Total liabilities, redeemable noncontrolling interest and equity	$96,507	$81,285
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2022 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended November 30, 2021
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2021	865,373,636	$12	$(20,593)	$10,988	$(2,109)	$35,121	$402	$23,822
Net earnings	—	—	—	—	—	3,580	(27)	3,552
Other comprehensive income (loss), net of tax	—	—	—	—	(193)	—	(3)	(196)
Dividends declared and distributions	—	—	—	—	—	(415)	—	(415)
Treasury stock purchases	(3,179,750)	—	(154)	—	—	—	—	(154)
Employee stock purchase and option plans	1,648,490	—	47	(59)	—	—	—	(11)
Stock-based compensation	—	—	—	35	—	—	—	35
Business combination	—	—	—	—	—	—	3,944	3,944
Noncontrolling interests contribution and other	—	—	—	2	—	—	—	2
November 30, 2021	863,842,376	$12	$(20,700)	$10,966	$(2,301)	$38,286	$4,316	$30,579

Three months ended November 30, 2020
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests	Total equity
August 31, 2020	865,603,519	$12	$(20,575)	$10,761	$(3,771)	$34,210	$498	$21,136
Net earnings (loss)	—	—	—	—	—	(308)	9	(299)
Other comprehensive income (loss), net of tax	—	—	—	—	88	—	2	90
Dividends declared and distributions	—	—	—	—	—	(405)	—	(405)
Treasury stock purchases	(3,000,000)	—	(110)	—	—	—	—	(110)
Employee stock purchase and option plans	1,298,298	—	43	(39)	—	—	—	4
Stock-based compensation	—	—	—	36	—	—	—	36
Adoption of new accounting standards	—	—	—	—	—	(3)	(3)	(5)
Business combination	—	—	—	117	—	—	—	117
Noncontrolling interests contribution and other	—	—	—	1	—	—	—	1
November 30, 2020	863,901,817	$12	$(20,642)	$10,876	$(3,682)	$33,495	$506	$20,563

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2022 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended November 30,
	2021	2020
Sales	$33,901	$31,438
Cost of sales	26,326	24,808
Gross profit	7,574	6,630
Selling, general and administrative expenses	6,391	5,792
Equity earnings (loss) in AmerisourceBergen	100	(1,373)
Operating income (loss)	1,283	(535)
Other income	2,617	63
Earnings (loss) before interest and tax	3,900	(472)
Interest expense, net	86	136
Earnings (loss) before tax	3,814	(607)
Income tax provision (benefit)	275	(207)
Post tax (loss) earnings from other equity method investments	(7)	15
Net earnings (loss) from continuing operations	3,531	(385)
Net earnings from discontinued operations	—	87
Net earnings (loss)	3,531	(299)
Net (loss) earnings attributable to noncontrolling interests - continuing operations	(48)	5
Net earnings attributable to noncontrolling interests - discontinued operations	—	4
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	$3,580	$(308)

Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.:
Continuing operations	$3,580	$(391)
Discontinued operations	—	83
Total	$3,580	$(308)
Basic net earnings (loss) per common share:
Continuing operations	$4.13	$(0.45)
Discontinued operations	—	0.10
Total	$4.13	$(0.36)
Diluted net earnings (loss) per common share:
Continuing operations	$4.13	$(0.45)
Discontinued operations	—	0.10
Total	$4.13	$(0.36)
Weighted average common shares outstanding:
Basic	865.8	865.3
Diluted	867.6	865.3

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2022 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2021	2020
Comprehensive income:
Net earnings (loss)	$3,531	$(299)

Other comprehensive (loss) income, net of tax:
Pension/postretirement obligations	(5)	11
Unrealized gain on cash flow hedges	1	4
Net investment hedges	44	(7)
Movement on available for debt sale securities	(96)	—
Share of other comprehensive (loss) income of equity method investments	(46)	5
Currency translation adjustments	(94)	80
Total other comprehensive (loss) income	(196)	94
Total comprehensive income (loss)	3,336	(206)

Comprehensive (loss) income attributable to noncontrolling interests	(51)	14
Comprehensive income (loss) attributable to Walgreens Boots Alliance, Inc.	$3,387	$(220)

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2022 Form 10-Q	6

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$3,531	$(299)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	500	475
Deferred income taxes	164	(348)
Stock compensation expense	35	36
Equity (earnings) loss from equity method investments	(93)	1,350
Gain on previously held investment interests	(2,576)	—
Other	95	(71)
Changes in operating assets and liabilities:
Accounts receivable, net	(127)	(259)
Inventories	(1,352)	(1,225)
Other current assets	(58)	36
Trade accounts payable	1,335	1,398
Accrued expenses and other liabilities	(399)	(105)
Income taxes	79	132
Other non-current assets and liabilities	(36)	74
Net cash provided by operating activities	1,099	1,195

Cash flows from investing activities:
Additions to property, plant and equipment	(454)	(431)
Proceeds from sale-leaseback transactions	202	231
Business, investment and asset acquisitions, net of cash acquired	(1,800)	(77)
Other	95	19
Net cash (used for) investing activities	(1,958)	(259)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	937	(347)
Proceeds from debt	7,940	3,310
Payments of debt	(4,444)	(2,807)
Stock purchases	(154)	(110)
Proceeds related to employee stock plans	19	4
Cash dividends paid	(413)	(405)
Other	(7)	4
Net cash provided by (used for) financing activities	3,877	(352)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	10
Changes in cash, cash equivalents and restricted cash:
Net increase in cash, cash equivalents and restricted cash	2,998	594
Cash, cash equivalents and restricted cash at beginning of period	1,270	746
Cash, cash equivalents and restricted cash at end of period	$4,268	$1,339

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2022 Form 10-Q	7

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

The Consolidated Condensed Financial Statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2021, as amended by Form 10-K/A for the fiscal year ended August 31, 2021 filed on November 24, 2021.

The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of the COVID-19 pandemic (“COVID-19”). The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous factors discussed throughout this Quarterly Report on Form 10-Q including, but not limited to, the severity and duration of COVID-19, the extent to which it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of November 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangible and other long-lived assets including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

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

On June 1, 2021, the Company completed the sale of the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe (“Disposal Group”) to AmerisourceBergen Corporation (“AmerisourceBergen”). The Disposal Group met the criteria to be reported as discontinued operations. Therefore, the operating results of the Disposal Group are reported as discontinued operations for all prior periods.

Effective as of the first quarter of fiscal year 2022, the Company is aligned into three reportable segments: United States, International and Walgreens Health. Unless otherwise specified, disclosures in these Consolidated Condensed Financial Statements reflect continuing operations only. Certain prior period data, related to discontinued operations has been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation. See Note 2 Discontinued operations and Note 15 Segment reporting for further information.

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented.

WBA Q1 2022 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2. Discontinued operations

On June 1, 2021, the Company completed the sale of Alliance Healthcare, for total consideration of $6.9 billion, which included cash consideration of $6.7 billion, subject to net working capital and net cash adjustments and 2 million shares of AmerisourceBergen common stock.

As of November 30, 2021, Other current assets include a $98 million receivable for purchase price consideration due from AmerisourceBergen that is subject to change upon the finalization of net working capital adjustments.

The operating results of the Disposal Group are reported as discontinued operations as the disposition reflected a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.

Results of discontinued operations were as follows (in millions):

Three months ended November 30, 2020
Sales	$5,327
Cost of sales	4,818
Gross profit	509
Selling, general and administrative expense	415
Operating income from discontinued operations	94
Other expense	(2)
Interest expense, net	(4)
Earnings before income tax – discontinued operations	88
Income tax provision	8
Post tax earnings from other equity method investments	7
Net earnings from discontinued operations	$87

Sales from the Disposal Group to the Company's continuing operations are not eliminated and aggregate to (in millions):

Three months ended November 30, 2020
Sales	$458

Cash flows from operating and investing activities for discontinued operations are (in millions):

Three months ended November 30, 2020
Cash used in operating activities - discontinued operations	$(45)
Cash used for investing activities - discontinued operations	(19)

See Note 17 Related parties, to the Consolidated Condensed Financial Statements for more information on the Company's transactions and continuing involvement with AmerisourceBergen.

WBA Q1 2022 Form 10-Q	9

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3. Acquisitions

VillageMD
On November 24, 2021, the Company completed the acquisition of Village Practice Management Company, LLC (“VillageMD”). Pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company purchased additional outstanding equity interests of VillageMD, increasing the Company’s total beneficial ownership in VillageMD’s outstanding equity interests from approximately 30% to approximately 63%, on a fully diluted basis, for a purchase price of $5.2 billion. The total purchase price comprises cash consideration of $4.0 billion and a promissory note of $1.2 billion. The cash consideration consisted of $2.9 billion to be paid to existing shareholders, after giving affect to the $1.9 billion tender offer described below, as well as $1.1 billion paid in exchange for new preferred units issued by VillageMD. Subject to notice being served, the Company has an option to prepay the promissory note at any time and VillageMD may require the Company to redeem the promissory note after February 1, 2022. The promissory note is eliminated in consolidation within the Consolidated Condensed Balance Sheets.

On November 24, 2021, VillageMD commenced a tender offer to purchase up to $1.9 billion of units in VillageMD for cash. As of November 30, 2021, the Company recorded the $1.9 billion as redeemable non-controlling interest. The tender offer was fully subscribed and settled on December 28, 2021. The tender offer was funded by cash proceeds provided to VillageMD pursuant to the Unit Purchase Agreement.

The Company accounted for this acquisition as a business combination resulting in consolidation of VillageMD within the Walgreens Health segment in its financial statements. A noncontrolling interest was recognized at fair value. As of November 30, 2021, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired. As such, the preliminary purchase price allocation will be subject to further refinement and may change. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified.

As a result of this acquisition, the Company recognized a pre-tax gain in Other income in the Consolidated Condensed Statements of Earnings, of $1,597 million related to the fair valuation of the Company’s previously held minority equity interest. The Company also recorded a pre-tax gain of $577 million in Other income in the Consolidated Condensed Statements of Earnings related to the conversion to equity of the Company’s previously held investment in convertible debt securities of VillageMD, reclassified from within accumulated other comprehensive income.

The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase Price Allocation:
Total purchase price	$5,200
Less: purchase price for issuance of new preferred units at fair value [1]	(2,300)
Net consideration	$2,900
Fair value of share-based compensation awards attributable to pre-combination services [2]	683
Fair value of previously held equity and debt	3,211
Fair value of non-controlling interest	3,257
Total	$10,051

Identifiable assets acquired and liabilities assumed:
Tangible assets [1]	$637
Intangible assets	1,982
Liabilities	(241)
Total identifiable net assets	$2,378

Goodwill	$7,673

WBA Q1 2022 Form 10-Q	10

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.Comprises cash consideration of $1.1 billion and a promissory note of $1.2 billion. This consideration was provided in exchange for the issuance of new preferred units by VillageMD. VillageMD’s tangible assets acquired exclude this $1.1 billion of cash and $1.2 billion promissory note receivable.
2.Primarily related to vested share-based compensation awards.

The goodwill represents anticipated future growth and expansion opportunities into new markets. Pro forma sales and net earnings of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

Shields acquisition
On October 29, 2021, the Company completed the acquisition of Shields Health Solutions Parent, LLC (“Shields”). Pursuant to the terms and subject to the conditions set forth in the Securities Purchase Agreement, the Company purchased additional outstanding equity interests of Shields, increasing the Company’s total beneficial ownership in Shields’ outstanding equity interests from 25% to approximately 70%, on a fully diluted basis, for cash consideration of $969 million, subject to certain purchase price adjustments.

The Company accounted for this acquisition as a business combination resulting in consolidation of Shields within the Walgreens Health segment in its financial statements. A noncontrolling interest was recognized at fair value. Under the terms of the transaction agreements, the Company has an option to acquire the remaining equity interests of Shields in the future. Shields’ other equity holders will also have an option to require the Company to purchase the remaining equity interests. Considering the contractual terms related to the noncontrolling interest, it is classified as redeemable noncontrolling interest in the Consolidated Condensed Balance Sheets.

As of November 30, 2021, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired. As such, the preliminary purchase price allocation will be subject to further refinement and may result in changes. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified.

As a result of this acquisition, the Company remeasured its previously held minority equity interest in Shields at fair value resulting in a pre-tax gain of $402 million recognized in Other income in the Consolidated Condensed Statements of Earnings.

The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase Price Allocation:
Cash consideration	$969
Fair value of share-based compensation awards attributable to pre-combination services	13
Fair value of previously held equity interests	502
Fair value of non-controlling interests	589
Total	$2,074

Identifiable assets acquired and liabilities assumed:
Tangible assets	$84
Intangible assets	1,060
Liabilities	(528)
Total identifiable net assets	$616

Goodwill	$1,457

The goodwill represents anticipated future growth and expansion opportunities into new healthcare offerings. Pro forma sales and net earnings of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

WBA Q1 2022 Form 10-Q	11

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

See Note 15 Segment reporting and Note 16 Sales for further information.

Other acquisitions
The Company acquired certain prescription files and related pharmacy inventory primarily in the U.S. for the aggregate purchase price of $74 million and $38 million during the three months ended November 30, 2021 and 2020, respectively.

Note 4. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021.

On October 12, 2021, the Company’s Board of Directors approved an expansion and extension of the Transformational Cost Management Program through the end of fiscal 2024. As a result, the Company increased its annual cost savings target to $3.3 billion by the end of fiscal 2024.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus on the United States and International reportable segments along with the Company’s global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. As a result of the expanded program, the Company plans to reduce its presence by up to 150 Boots stores in the UK and up to 150 stores in the United States over the next three years which are incremental to the previously planned reductions of approximately 200 Boots stores in the UK and approximately 250 stores in the United States.

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

Since the inception of the Transformational Cost Management Program to November 30, 2021, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $1.5 billion, which were primarily recorded within selling, general and administrative expenses. These charges included $442 million related to lease obligations and other real estate costs, $292 million in asset impairments, $550 million in employee severance and business transition costs and $172 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three months ended November 30, 2021 and 2020, respectively, were as follows (in millions):

Three months ended November 30, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$87	$2	$—	$89
Asset impairments	15	25	—	40
Employee severance and business transition costs	20	10	7	37
Information technology transformation and other exit costs	1	7	1	9
Total pre-tax exit and disposal charges	$123	$44	$9	$175

WBA Q1 2022 Form 10-Q	12

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended November 30, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$22	$—	$—	$22
Asset impairments	4	(2)	—	1
Employee severance and business transition costs	12	28	12	52
Information technology transformation and other exit costs	10	(5)	—	5
Total pre-tax exit and disposal charges	$48	$21	$12	$81

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2021	$17	$—	$77	$20	$114
Costs	89	40	37	9	175
Payments	(15)	—	(51)	(7)	(74)
Other	(72)	(40)	(3)	—	(115)
Currency	—	—	(1)	—	(1)
Balance at November 30, 2021	$19	$—	$59	$23	$101

Note 5. Leases

The Company leases certain retail stores, clinics, warehouses, distribution centers, office space, land, and equipment. For the majority of leases in the U.S., the initial lease term is typically 15 to 25 years, followed by additional terms containing renewal options typically at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options. The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. The Company recognizes operating lease rent expense on a straight-line basis over the term of the lease. In addition to minimum fixed rentals, some leases provide for contingent rentals based upon a portion of sales.

Supplemental balance sheet information related to leases were as follows (in millions):

Balance Sheet supplemental information:	November 30, 2021	August 31, 2021
Operating Leases:
Operating lease right-of-use assets	$21,826	$21,893

Operating lease obligations - current	2,266	2,259
Operating lease obligations - non-current	22,103	22,153
Total operating lease obligations	$24,369	$24,412
Finance Leases:
Right-of-use assets included in:
Property, plant and equipment, net	$713	$725
Lease obligations included in:
Accrued expenses and other liabilities	37	37
Other non-current liabilities	963	974
Total finance lease obligations	$1,000	$1,010

WBA Q1 2022 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental income statement information related to leases were as follows (in millions):

	Three months ended November 30,
Statement of Earnings supplemental information:	2021	2020
Operating lease cost
Fixed	$805	$805
Variable [1]	205	158
Finance lease cost
Amortization	$11	$11
Interest	13	13
Sublease income	25	20
Impairment of right-of-use assets	68	10
Gain on sale and leaseback [2]	87	93

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded within selling, general and administrative expenses.

Other supplemental information related to leases were as follows (in millions):

	Three months ended November 30,
Other Supplemental Information:	2021	2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$846	$857
Operating cash flows from finance leases	12	12
Financing cash flows from finance leases	11	10
Total	$869	$879

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$544	$787
Finance leases	5	—
Total	$549	$787

Average lease term and discount rate were as follows:

Weighted average terms and discount rates:	November 30, 2021	August 31, 2021
Weighted average remaining lease term in years:
Operating leases	10.2	10.3
Finance leases	20.1	20.2

Weighted average discount rate:
Operating leases	4.75%	4.77%
Finance leases	5.18%	5.18%

WBA Q1 2022 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The aggregate future lease payments for operating and finance leases as of November 30, 2021 were as follows (in millions):

Future lease payments:
Fiscal year	Finance lease	Operating lease
2022 (Remaining period)	$67	$2,608
2023	88	3,376
2024	88	3,260
2025	87	3,145
2026	87	3,032
2027	86	2,924
Later	1,054	12,801
Total undiscounted minimum lease payments	$1,556	$31,146
Less: Present value discount	(556)	(6,777)
Lease liability	$1,000	$24,369

Note 6. Equity method investments

Equity method investments were as follows (in millions, except percentages):

	November 30, 2021		August 31, 2021
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$4,393	28%	$4,407	28%
Others	1,974	8% - 50%	2,580	8% - 50%
Total	$6,367		$6,987

AmerisourceBergen investment
As of November 30, 2021 and August 31, 2021, the Company owned 58,854,867 AmerisourceBergen common shares representing approximately 28.3% of its outstanding common stock based on the most recent share count publicly reported by AmerisourceBergen in its most recent Annual Report on Form 10-K.

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

During the three months ended November 30, 2021 and 2020, the Company recognized equity income of $100 million and equity losses of $1.4 billion, in AmerisourceBergen, respectively. The equity losses for the period ended November 30, 2020 were primarily due to AmerisourceBergen's recognition of loss of $5.6 billion, net of tax, related to its ongoing opioid litigation in its financial statements for the three months ended September 30, 2020.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at November 30, 2021 and August 31, 2021 was $6.8 billion and $7.2 billion, respectively. As of November 30, 2021 the carrying value of the Company’s investment in AmerisourceBergen exceeded its proportionate share of the net assets of AmerisourceBergen by $4.3 billion. This premium of $4.3 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its U.S. investments in HC Group Holdings I, LLC (“HC Group Holdings”) which owns equity interest in Option Care Health, and BrightSpring Health Services, and the Company’s China investments in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd, Guangzhou Pharmaceuticals Corporation and Nanjing

WBA Q1 2022 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Pharmaceutical Company Limited. The Company reported $7 million of post-tax equity losses and $15 million of post-tax equity earnings from other equity method investments for the three months ended November 30, 2021 and 2020, respectively.

During the three months ended November 30, 2021, the Company acquired majority equity interests in VillageMD and Shields. The Company accounted for these acquisitions as business combinations resulting in the remeasurement of its previously held minority equity interests and convertible debt securities at fair value resulting in pre-tax gains of $2,174 million and $402 million for VillageMD and Shields, respectively, recognized in Other income in the Consolidated Condensed Statements of Earnings. As a result of these transactions, the Company now consolidates VillageMD and Shields within the Walgreens Health segment in its financial statements.

Summarized financial information

Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Statements of earnings (loss) (in millions)

	Three months ended November 30,
	2021	2020
Sales	$67,588	$56,088
Gross Profit	3,420	2,410
Net earnings (loss)	308	(4,806)
Share of earnings (loss) from equity method investments	93	(1,357)

The summarized financial information for equity method investments has been included on an aggregated basis for all investments as reported at the end of each reporting period.

Note 7. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value.

Based on the analysis completed during fiscal 2021, as of the June 1, 2021 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 18% to approximately 195%. Boots reporting unit's fair value was in excess of its carrying value by approximately 18%, compared to a nominal amount as of June 1, 2020. Other international reporting unit's fair value was in excess of its carrying value by approximately 29%. As of November 30, 2021 the carrying values of goodwill were $1.0 billion and $372 million for Boots reporting unit and Other international reporting unit, respectively. The fair values of indefinite-lived intangibles within the Boots reporting unit exceeded their carrying value amounts ranging from approximately 5% to approximately 27%. As of November 30, 2021 and August 31, 2021 the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $7.2 billion and $7.3 billion, respectively.

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

WBA Q1 2022 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

Goodwill roll forward:	United States	International	Walgreens Health	Walgreens Boots Alliance, Inc.
August 31, 2021	$10,947	$1,474	$—	$12,421
Acquisitions	—	—	9,130	9,130
Currency translation adjustments	—	(32)	—	(32)
November 30, 2021	$10,947	$1,443	$9,130	$21,520

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets	November 30, 2021	August 31, 2021
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,430	$3,522
Primary care provider network	1,660	—
Trade names and trademarks	708	361
Purchasing and payer contracts	317	317
Developed technology	290	—
Others	75	221
Total gross amortizable intangible assets	$7,479	$4,421

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,395	$1,335
Trade names and trademarks	228	226
Purchasing and payer contracts	284	227
Developed technology	17	—
Others	29	37
Total accumulated amortization	1,953	1,826
Total amortizable intangible assets, net	$5,526	$2,595

Indefinite-lived intangible assets
Trade names and trademarks	$5,208	$5,276
Pharmacy licenses	2,036	2,066
Total indefinite-lived intangible assets	$7,244	$7,342

Total intangible assets, net	$12,770	$9,936

1Includes purchased prescription files.

Amortization expense for intangible assets was $165 million and $95 million for the three months ended November 30, 2021, and 2020, respectively. Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at November 30, 2021 is as follows (in millions):

	2022 (Remaining period)	2023	2024	2025	2026	2027
Estimated annual amortization expense	$462	$560	$541	$514	$490	$443

WBA Q1 2022 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 8. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	November 30, 2021	August 31, 2021
Short-term debt
Commercial paper	$875	$—
Credit facilities	799	—
$8 billion note issuance [1]
3.300% unsecured notes due 2021 [2]	—	1,250
$4 billion note issuance [4]
3.100% unsecured notes due 2022	731	—
Other [3]	242	56
Total short-term debt	$2,647	$1,305

Long-term debt
Credit facilities	$2,990	$—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	848	—
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	497	497
4.100% unsecured notes due 2050	792	792
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,442	1,442
4.650% unsecured notes due 2046	318	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024	1,154	1,154
4.500% unsecured notes due 2034	301	301
4.800% unsecured notes due 2044	868	868
£700 million note issuance [1]
3.600% unsecured Pound sterling notes due 2025	403	408
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	846	873
$4 billion note issuance [4]
3.100% unsecured notes due 2022	—	731
4.400% unsecured notes due 2042	263	263
Other [3]	477	29
Total long-term debt, less current portion	$11,199	$7,675

1Notes are unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
2On September 18, 2021, the Company redeemed in full the $1.25 billion aggregate principal amount outstanding of its 3.300% unsecured notes due 2021 issued by the Company on November 18, 2014.
3Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies. Other long term debt includes $447 million of debt acquired as part of Shields acquisition.

WBA Q1 2022 Form 10-Q	18

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
4Notes are senior debt obligations of Walgreen Co. and rank equally with all other unsecured and unsubordinated indebtedness of Walgreen Co. On December 31, 2014, the Company fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of the Company and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company.

$850 million Note Issuance
On November 17, 2021, the Company issued, in an underwritten public offering, $850 million of 0.95% Notes due 2023. The Notes contain a call option which allow for the Notes to be repaid, in full or in part, prior to May 17, 2022 (the “Par Call Date”) at 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments thereof to the Par Call Date discounted at the applicable treasury rate, plus 10 basis points and (ii) on or after the Par Call Date, at 100% of the principal amount of the Notes to be redeemed, in each case plus accrued and unpaid interest.

Credit facilities

November 15, 2021, Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the“364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). An aggregate amount of $3.0 billion or more of the November 2021 DDTL is for the purpose of funding the consideration due in respect of the purchase of an increased equity stake in VillageMD, and paying fees and expenses related to the foregoing, and the remainder can be used for general corporate purposes. The November 2021 DDTL is available for drawing in one or more tranches until May 15, 2022. The maturity date on the 364-day loan, the two-year loan and the three-year loan is, in each case, the earlier of the date that is 364 days, two years and three years from the date of the first drawing under each facility and February 14, 2023, February 15, 2024 and February 15, 2025 respectively. As of November 30, 2021 there were $3.0 billion in borrowings outstanding under the November 2021 DDTL.

December 23, 2020, Revolving Credit Agreement
On December 23, 2020, the Company entered into a $1.25 billion senior unsecured 364-day revolving credit agreement and a $2.25 billion senior unsecured 18-month revolving credit facility, with a swing line subfacility commitment amount of $350 million, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2020
Revolving Credit Agreement”). The 364-day facility’s termination date is the earlier of (i) 364 days from December 23, 2020, the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 364-day facility pursuant to the 2020 Revolving Credit Agreement. The 18-month facility’s termination date is the earlier of (i) 18 months from the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 18-Month Facility pursuant to the 2020 Revolving Credit Agreement. As of November 30, 2021 there were $800 million in borrowings outstanding under the 2020 Revolving Credit Agreement.

August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time-to-time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of November 30, 2021, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities also contain various other customary covenants.

WBA Q1 2022 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily U.S. commercial paper outstanding of $712 million and $1.6 billion at a weighted average interest rate of 0.25% and 0.63% for the three months ended November 30, 2021 and 2020, respectively.

A subsidiary of the Company had average daily commercial paper outstanding, which was issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program, of £300 million, or approximately $401 million at a weighted average interest rate of 0.43% for the three months ended November 30, 2020. The subsidiary of the Company repaid the commercial paper issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program on May 14, 2021.

Interest
Interest paid by the Company was $153 million and $234 million for the three months ended November 30, 2021 and 2020, respectively.

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
The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

November 30, 2021	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$5	$—	Other non-current assets
Cross currency interest rate swaps	153	4	Other non-current assets
Foreign currency forwards	17	—	Other non-current liabilities
Cross currency interest rate swaps	633	8	Other non-current liabilities
Foreign currency forwards	610	17	Other current assets
Foreign currency forwards	85	1	Other current liabilities
Cross currency interest rate swaps	157	5	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,900	$64	Other current assets
Foreign currency forwards	2,968	2	Other current liabilities
Total return swap	271	11	Other current liabilities

WBA Q1 2022 Form 10-Q	20

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

August 31, 2021	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$155	$1	Other non-current assets
Foreign currency forwards	6	—	Other non-current assets
Foreign currency forwards	23	1	Other non-current liabilities
Cross currency interest rate swaps	801	23	Other non-current liabilities
Foreign currency forwards	575	7	Other current assets
Foreign currency forwards	31	1	Other current liabilities
Cross currency interest rate swaps	109	9	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,636	$38	Other current assets
Total return swap	224	2	Other current assets
Foreign currency forwards	808	3	Other current liabilities
Total return swap	37	—	Other current liabilities

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

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2021	2020
Foreign currency forwards	Selling, general and administrative expenses	$55	$(29)
Total return swap	Selling, general and administrative expenses	(2)	13
Foreign currency forwards	Other income (expense)	(1)	(9)

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

WBA Q1 2022 Form 10-Q	21

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	November 30, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$319	$319	$—	$—
Investments in equity securities [2]	1	1	—	—
Investments in debt securities [3]	20	—	—	20
Foreign currency forwards [5]	81	—	81	—
Cross currency interest rate swaps [6]	4	—	4	—
Liabilities:
Foreign currency forwards [5]	$4	$—	$4	$—
Cross currency interest rate swaps [6]	12	—	12	—
Total return swap	11	—	11	—

	August 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$634	$634	$—	$—
Investments in equity securities [2]	2	2	—	—
Investments in debt securities [4]	663	—	—	663
Foreign currency forwards [5]	46	—	46	—
Cross currency interest rate swaps [6]	1	—	1	—
Total return swaps	2	—	2	—
Liabilities:
Foreign currency forwards [5]	$5	$—	$5	$—
Cross currency interest rate swaps [6]	32	—	32	—

1Money market funds are valued at the closing price reported by the fund sponsor.
2Fair values of quoted investments are based on current bid prices as of November 30, 2021 and August 31, 2021.
3Level 3 debt securities are valued using standard valuation techniques based on income and market approach.
4Level 3 debt securities include investments in convertible debt securities of VillageMD which are valued on a quarterly basis using the Probability Weighted Expect Return Method with gains or losses recorded in Other Comprehensive Income. Inputs include the enterprise value, expected holding term of the investment, volatility and risk-free interest rates.
5The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 9 Financial instruments, for additional information.
6The fair value of interest rate swaps and cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 9 Financial instruments, for additional information.

There were no transfers between Levels for the three months ended November 30, 2021.

WBA Q1 2022 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Financial Statements. As of November 30, 2021 the carrying amounts and estimated fair values of long-term notes outstanding including the current portion were $8.5 billion and $9.2 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market prices and translated at the November 30, 2021 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of November 30, 2021. See Note 8 Debt, for further information.

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

The results of legal proceedings, including government investigations, are often uncertain and difficult to predict, and the costs incurred in these matters can be substantial, regardless of the outcome. With respect to litigation and other legal proceedings where the Company has determined that a material loss is reasonably possible, except as otherwise noted, the Company is unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company believes that its defenses and assertions in pending legal proceedings have merit and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s consolidated financial position. However, substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid. In addition, as a result of governmental investigations or proceedings, the Company may be subject to damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs.

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

WBA Q1 2022 Form 10-Q	23

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.)) The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. A motion to dismiss a consolidated class action complaint filed on August 17, 2015 was granted in part and denied in part on September 30, 2016. The court granted plaintiff’s motion for class certification on March 29, 2018 and plaintiff filed a first amended complaint on December 19, 2018. A motion to dismiss the first amended complaint was granted in part and denied in part on September 23, 2019. Fact discovery and expert discovery have concluded. On November 2, 2021, the Court denied plaintiffs’ motion for summary judgment and granted in part and denied in part defendants’ cross motion.

On December 11, 2017, purported Rite Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. action”) arising out of transactions contemplated by the merger agreement between the Company and Rite Aid. The amended complaint alleged that the Company and certain of its officers made false or misleading statements regarding the transactions. The Court denied the Company’s motion to dismiss the amended complaint on April 15, 2019. The Company filed an answer and affirmative defenses, and the Court granted plaintiffs' motion for class certification. Fact discovery has concluded and expert discovery is ongoing. In October and December 2020, two separate purported Rite Aid Shareholders filed lawsuits in the same court as the M.D. Pa. action opting out of the class in the M.D. Pa. action making nearly identical allegations as those in the M.D. Pa. action (the “Direct Actions”). On December 24, 2020, the parties to the Direct Actions filed a joint stipulation to stay the Direct Actions until the earlier of (a) 30 days after the entry of an order resolving any pre-trial dispositive motions in the M.D. Pa. action, or (b) 30 days after the entry of an order of final approval of any settlement of the M.D. Pa. action. The court so ordered the joint stipulation on December 28, 2020.

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-md-2804), is pending in the U.S. District Court for the Northern District of Ohio ("N.D. Ohio"). The Company is involved in the following multidistrict litigation (MDL) bellwether cases: (1) two consolidated cases in N.D. Ohio (Cnty. of Summit, Ohio, et al v. Purdue Pharma L.P., et al., Case No. 18-op-45090; Cnty. of Cuyahoga, Ohio, et al. v. Purdue Pharma L.P., Case No. 18-op-45004), previously scheduled for trial in November 2020 but postponed indefinitely; (2) one remanded to the U. S. District Court for the Eastern District of Oklahoma (The Cherokee Nation v. McKesson Corp., et al., Case No. 18-CV-00056-RAW-SPS), scheduled for trial in September 2022; and (3) one remanded to the U.S. District Court for the Northern District of California (City and Cnty. of San Francisco, et al. v. Purdue Pharma L.P., et al., Case No. 3:18-cv-07591-CRB), originally scheduled for trial in October 2021, but rescheduled for April 2022. The Company was also involved in two additional consolidated cases in N.D. Ohio (Cnty. of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; Cnty. of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079), initially scheduled for trial in May 2021 but continued until October 2021. The jury in that case returned a verdict in favor of the plaintiffs as to liability, and the court will schedule a second trial regarding remedies to take place at some point in 2022. The court has yet to determine how much each defendant will pay in damages. The Company is unable to predict the outcome relative to remedies or apportionment and believes it has very strong grounds for appeal. In April 2021, the MDL court selected five additional bellwether cases involving the Company, all currently pending in N.D. Ohio: (1) Cobb Cnty. v. Purdue Pharma L.P., et al., Case No. 18-op-45817; (2) Durham Cnty. v. AmerisourceBergen Drug Corp., et al., Case No. 19-op-45346; (3) Montgomery Cnty. Bd. of Cnty. Commrs., et al. v. Cardinal Health, Inc., et al., Case No. 18-op-46326; (4) Board of Cnty. Commrs. of the Cnty. of Santa Fe v. Purdue Pharma L.P., et al., Case No. 18-op-45776; and (5) Cnty. of Tarrant v. Purdue Pharma L.P., et al., Case No. 18-op-45274.

The Company also has been named as a defendant in numerous lawsuits brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in New Mexico (State of New Mexico, ex rel. Hector Balderas, Attorney General v. Purdue Pharma L.P., et al., Case No. D-101-cv-2017-02541, First Judicial District Court, Santa Fe County, New Mexico - September 2022); West Virginia (State of West Virginia, ex rel. Patrick Morrisey, Attorney General v. Walgreens Boots Alliance, Inc., et al., Civil Action No.20-C-82 PNM, Circuit Court of Kanawha County, West Virginia, - September 2022; Missouri (Jefferson County, Missouri v. Dannie E. Williams, M.D., et al., Cause No. 20JE-CC00029, Twenty-Third Judicial Circuit, Jefferson County, Missouri - April 2023); Florida (State of Florida, Office of the Attorney General, Department of Legal Affairs v. Purdue Pharma L.P., et al., Case No. 2018-CA-001438, Sixth Judicial Circuit in and for Pasco County, Florida - April 2022); Nevada (State of Nevada v. McKesson Corporation, et al., Case No. A-19-796755-B, Eighth Judicial District Court, Clark County, Nevada - April 2023); Michigan (State of Michigan, ex rel. Dana Nessel, Attorney General v. Cardinal Health, Inc., et al., Case No. 19-016896-NZ, Circuit Court for Wayne County, Michigan - October 2022);

WBA Q1 2022 Form 10-Q	24

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

Note 12. Income taxes

The effective tax rate for the three months ended November 30, 2021 was an expense of 7.2%, primarily due to lower tax expense on gains from consolidation of the Company’s investment in VillageMD and Shields, as a portion of these gains is not subject to tax. See Note 3 Acquisitions for further information.

The effective tax rate for the three months ended November 30, 2020 was a benefit of 34.0%, on a pretax loss for the three months ended November 30, 2020, primarily due to the discrete tax effect of equity losses in AmerisourceBergen. See Note 6 Equity method investments for further information.

Income taxes paid for the three months ended November 30, 2021 were $34 million, compared to $16 million for the three months ended November 30, 2020.

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

Components of net periodic pension costs (income) for the defined benefit pension plans (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2021	2020
Service costs	Selling, general and administrative expenses	$1	$1
Interest costs	Other expense	39	33
Expected returns on plan assets/other	Other income	(74)	(80)
Total net periodic pension costs (income)		$(33)	$(45)

The Company made cash contributions to its defined benefit pension plans of $1 million for the three months ended November 30, 2021, which primarily related to committed payments. The Company plans to contribute an additional $40 million to its defined benefit pension plans in fiscal 2022.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed

WBA Q1 2022 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $69 million and $57 million for the three months ended November 30, 2021 and 2020, respectively.

The Company also has certain contract based defined contribution arrangements. The principal arrangement is based in UK to which both the Company and participating employees contribute. The Company recognized an expense of $25 million and $26 million for the three months ended November 30, 2021 and 2020, respectively.

Note 14. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (“AOCI”) by component and net of tax for the three months ended November 30, 2021 and 2020 (in millions):

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale securities	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2021	$(359)	$(10)	$(35)	$96	$(29)	$(1,772)	$(2,109)
Other comprehensive income (loss) before reclassification adjustments	(1)	1	53	450	(60)	(88)	356
Amounts reclassified from AOCI	(5)	1	—	(577)	—	(4)	(585)
Tax benefit (provision)	1	—	(9)	31	14	—	37
Net change in other comprehensive income (loss)	(5)	1	44	(96)	(46)	(91)	(193)
Balance at November 30, 2021	$(364)	$(9)	$9	$—	$(74)	$(1,863)	$(2,301)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale securities	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2020	$(748)	$(31)	$(34)	$—	$(10)	$(2,948)	$(3,771)
Other comprehensive income (loss) before reclassification adjustments	17	4	(14)	—	7	72	85
Amounts reclassified from AOCI	(2)	1	—	—	—	3	2
Tax benefit (provision)	(4)	(1)	8	—	(1)	—	1
Net change in other comprehensive income (loss)	11	4	(7)	—	5	75	88
Balance at November 30, 2020	$(736)	$(27)	$(41)	$—	$(5)	$(2,873)	$(3,682)

WBA Q1 2022 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 15. Segment reporting

In conjunction with the launch of its new consumer-centric healthcare strategy, in fiscal 2022, the Company announced the creation of a new operating segment, Walgreens Health. As a result, beginning in fiscal year 2022, the Company is now aligned into three reportable segments: United States, International and Walgreens Health. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s operating segments. The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included.

United States
The Company’s United States segment includes the Walgreens business which includes the operations of retail drugstores, health and wellness services, and specialty and home delivery pharmacy services, and its equity method investment in AmerisourceBergen. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

International
The Company’s International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and pharmaceutical wholesaling and distribution business in Germany. Pharmacy-led health and beauty retail businesses include Boots branded stores in the UK, the Republic of Ireland and Thailand, the Benavides brand in Mexico and the Ahumada brand in Chile. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products.

Walgreens Health
The Company’s Walgreens Health segment currently consists of Walgreens Health, an organically developed consumer-centric omni-channel business that contracts with payors and providers to deliver clinical healthcare services to their members through both digital and physical channels; a majority equity ownership position in VillageMD, a leading, national provider of value-based primary care services; a majority equity ownership position in Shields, a specialty pharmacy integrator and accelerator for hospitals.

Selling, general and administrative costs for Walgreens Health for the three months ended November 30, 2020 have been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation.

The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in the “Corporate and Other”.

WBA Q1 2022 Form 10-Q	27

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended November 30,
	2021	2020
Sales:
United States	$28,032	$27,163
International	5,818	4,285
Walgreens Health	51	—
Corporate and Other [1]	—	(10)
Walgreens Boots Alliance, Inc.	$33,901	$31,438

Adjusted Operating income:
United States	$1,690	$1,155
International	164	87
Walgreens Health	(13)	(3)
Corporate and Other [1]	(63)	(42)
Walgreens Boots Alliance, Inc.	$1,777	$1,196

1Includes certain eliminations.

The following table reconciles adjusted operating income to operating income (in millions):

	Three months ended November 30,
	2021	2020
Adjusted operating income	$1,777	$1,196
Transformational cost management	(203)	(100)
Acquisition-related amortization	(165)	(95)
Acquisition-related costs	(71)	(21)
Adjustments to equity earnings (loss) in AmerisourceBergen	(43)	(1,481)
LIFO provision	(14)	(33)
Operating income (loss)	$1,283	$(535)

WBA Q1 2022 Form 10-Q	28

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended November 30,
	2021	2020
United States
Pharmacy	$21,105	$20,869
Retail	6,927	6,294
Total	28,032	27,163

International
Pharmacy	1,017	895
Retail	1,796	1,522
Wholesale	3,005	1,868
Total	5,818	4,285

Walgreens Health	51	—

Corporate and Other [1]	—	(10)
Walgreens Boots Alliance, Inc.	$33,901	$31,438
1Includes certain eliminations.

See Note 19 Supplemental information for further information on receivables from contracts with customers.

Note 17. Related parties

The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations. Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.
Related party transactions with AmerisourceBergen (in millions):

	Three months ended November 30,
	2021	2020
Purchases, net	$15,791	$15,441

	November 30, 2021	August 31, 2021
Trade accounts payable, net	$6,909	$6,589

See Note 2 Discontinued operations for further information.

Note 18. New accounting pronouncements

Adoption of new accounting pronouncements

Receivables - nonrefundable fees and others
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other. This ASU clarifies the accounting for the amortization period for certain purchased callable debt securities held at a premium by giving consideration to securities which have multiple call dates. The Company adopted the new standard effective September 1, 2021, and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

WBA Q1 2022 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Investments — equity securities; Investments — equity method and joint ventures; Derivatives and hedging
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The Company adopted the new standard effective September 1, 2021, and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Income taxes - simplifying the accounting for income taxes
In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted the new standard effective September 1, 2021, and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

Effects of reference rate reform on financial reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable, or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to the above the ASU to clarify certain optional expedients in Topic 848. The Company adopted the new standard effective September 1, 2021, and the adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.

New accounting pronouncements not yet adopted

Acquired contract assets and contract liabilities in a business combination
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). This ASU is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024). The Company is evaluating the effect of adopting this new accounting guidance.

Disclosures by business entities about government assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. This ASU requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021 (fiscal 2023). The Company is evaluating the effect of adopting this new accounting guidance.

Note 19. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $4.6 billion and $4.5 billion at November 30, 2021 and August 31, 2021, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see Note 17 Related parties), were $1.3 billion and $1.1 billion at November 30, 2021 and August 31, 2021, respectively.

WBA Q1 2022 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended November 30,
	2021	2020
Depreciation expense	$335	$342
Intangible asset and other amortization	165	95
Total depreciation and amortization expense	$500	$437

Accumulated depreciation and amortization on property, plant and equipment was $13.3 billion at November 30, 2021 and $13.1 billion at August 31, 2021.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows (in millions):

	November 30, 2021	August 31, 2021
Cash and cash equivalents - continuing operations	$4,135	$1,193
Restricted cash - continuing operations (included in other current assets)	133	77
Cash, cash equivalents and restricted cash	$4,268	$1,270

Redeemable noncontrolling interest
The redeemable noncontrolling interest balance as of November 30, 2021 was $2,787 million increasing primarily due to acquisitions during the three months ended November 30, 2021. See Note 3 Acquisitions for further information.

The following represents a roll forward of the redeemable non-controlling interest in the Consolidated Condensed Balance Sheets (in millions):

Redeemable noncontrolling interest roll forward:	Walgreens Boots Alliance, Inc.
August 31, 2021	$319
Acquisitions [1]	2,489
Net (loss)	(21)
Redemption value adjustment	7
Currency translation adjustments and other	(8)
November 30, 2021	$2,787

1 Includes $1.9 billion of redeemable non-controlling interest representing the maximum purchase price to redeem non-controlling units in VillageMD for cash. On November 24, 2021, VillageMD commenced a tender offer to purchase up to $1.9 billion of units in VillageMD for cash. As of November 30, 2021, the Company recorded the $1.9 billion as redeemable non-controlling interest. The tender offer was fully subscribed and settled on December 28, 2021. The tender offer was funded by cash proceeds provided to VillageMD pursuant to the Unit Purchase Agreement.

WBA Q1 2022 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 16.1 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the first quarter earnings per share calculation as of November 30, 2021 compared to 18.5 million as of November 30, 2020.

Due to the anti-dilutive effect resulting from the reported net loss for the three months ended November 30, 2020, the incremental impact of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2021	2020
November	$0.4775	$0.4675

WBA Q1 2022 Form 10-Q	32

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Condensed Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2021, as amended by Form 10-K/A for the fiscal year ended August 31, 2021 filed on November 24, 2021 (the “2021 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements”, and in Item 1A, Risk factors, in our 2021 10-K. References herein to the “Company”, “we”, “us”, or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

Certain amounts in the management's discussion and analysis of financial condition and results of operations may not add due to rounding. All percentages have been calculated using unrounded amounts for each of the periods presented.

INTRODUCTION AND SEGMENTS

Walgreens Boots Alliance, Inc. and its subsidiaries (“Walgreens Boots Alliance” or the “Company”) is a global leader in retail pharmacy and is positioning to become a leading provider of healthcare services. Its operations are conducted through three reportable segments:
•United States,
•International, and
•Walgreens Health

See Note 15 Segment reporting and Note 16 Sales, to the Consolidated Condensed Financial Statements for further information.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of the COVID-19 pandemic (“COVID-19”) on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen Corporation (“AmerisourceBergen”); the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payer and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws, including U.S. tax law changes; changes in trade, tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; the impacts of looting, natural disasters, war, terrorism and other catastrophic events; and changes in general economic conditions in the markets in which the Company operates.

Specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S., a significant portion of which is dispensed outside of traditional retail pharmacies. To better serve the evolving specialty pharmacy market, in March 2017, we and Prime Therapeutics LLC, a pharmacy benefit management (“PBM”) company, closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, using an innovative model that seeks to align pharmacy, PBM, and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. Certain clients of our joint venture are not obligated to contract through our joint venture, and have in the past, and may in the future, enter into specialty pharmacy and other agreements without involving our joint venture. During fiscal 2021, and the first three months of fiscal 2022, certain clients chose not to renew their contracts through our joint venture which impacts gross sales. However, considering the relatively low margin nature of this business, the Company does not anticipate this will have a material impact on operating income.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

WBA Q1 2022 Form 10-Q	33

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
COVID-19
COVID-19 has severely impacted, and may continue to impact, the economies of the U.S., the UK and other countries around the world. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, which has adversely affected, and may again adversely affect, our industries and our business operations. Further, financial and credit markets experienced, and may again experience, volatility. Policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, temporary closure or reduced hours of operation of certain store locations in the U.S., the UK and other countries, reduced customer traffic and sales in our retail pharmacies and the adoption and continuation of work-from-home policies.

In response to COVID-19 and emerging variants, various domestic and foreign, federal, state and local governmental legislation, regulations, orders, policies and initiatives have been implemented that are designed to reduce the transmission of COVID-19, as well as to help address economic and market volatility and instability resulting from COVID-19. The Company has assessed and will continue to assess the impact of these governmental actions on the Company. The Company has participated in certain of these programs, including for example availing itself to certain tax deferrals which were introduced by the CARES Act in the U.S., and certain tax deferral and benefit and employee wage support in the UK, and if available, may continue to do so in the future.

The Company continues to play a critical role in fighting the COVID-19 pandemic. The Company has worked with the Centers for Disease Control and Prevention (“CDC”), U.S. Department of Health and Human Services (“HHS”) and the U.S. government to help administer COVID-19 vaccinations to the general public, high priority groups, including long-term care facility residents and staff. The United States segment also expanded vaccination models to ensure convenient access, including same-day and walk-in appointments, mobile clinics, employer partnerships and extended hours. As of November 30, 2021, the Company has administered more than 50 million COVID-19 vaccinations, including 8 million boosters, and more than 20 million COVID-19 tests in the U.S. During the three months ended November 30, 2021, the Company has administered more than 15.6 million COVID-19 vaccinations, including 8 million boosters, and more than 6.5 million COVID-19 tests in the U.S.

During the three months ended November 30, 2021, performance was driven by execution in COVID-19 vaccine and testing delivery, US retail sales growth, and continued recovery in International. In the US segment, comparable prescriptions filled increased in the quarter primarily driven by COVID-19 vaccinations. Comparable retail sales increased in the quarter, reflecting broad based growth across all categories including health and wellness, which was aided by at-home COVID-19 tests. Gross profit increased compared with the year-ago quarter driven by improved pharmacy margin, aided by COVID-19 vaccinations. The International segment experienced an increase in retail sales in the UK market following the lifting of COVID-19 restrictions, however footfall on the high street remained below pre-COVID-19 levels. The Company also incurred an increase in selling, general and administrative expenses (“SG&A”) when compared to prior year from investments to support COVID-19 vaccinations and testing in the US and COVID-19 related government support in the UK which occurred in the prior year-ago quarter.

The situation surrounding COVID-19 remains fluid, and could result in additional mandates and directives, including revisions thereto, from foreign, federal, state, county and city authorities throughout the continuation of the COVID-19 pandemic and for sometime thereafter. The impact on the U.S. and global economies, including supply chains and the labor force, and consumer, customer and health care utilization pattern depends upon the evolving factors and future developments related to COVID-19. As a result, the financial and/or operational impact on the Company, operating results, cash flows and/or financial condition is uncertain, but the impact, singularly or collectively, could be material and adverse.

The Company’s current expectations described above are forward-looking statements and our actual results may differ. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements” and in Item 1A, Risk factors, in our 2021 10-K.

WBA Q1 2022 Form 10-Q	34

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

WALGREENS HEALTH
At the center of the Company’s healthcare strategy is Walgreens Health, a consumer-centric, technology-enabled healthcare business that engages consumers through a personalized, omni-channel experience across the care journey. Walgreens Health delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets. To advance its strategy, the Company completed majority equity investments in Village Practice Management Company, LLC (“VillageMD”) and Shields Health Solutions Parent, LLC (“Shields”) and announced investment in CareCentrix, Inc. (“CareCentrix”).

The Company has created a new operating segment, Walgreens Health, and is now aligned into three reportable segments: United States, International and Walgreens Health. Fiscal 2021 data related to the Walgreens Health segment, has been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation.

See Note 15 Segment reporting to the Consolidated Condensed Financial Statements for further information.

RECENT TRANSACTIONS

VillageMD acquisition
On November 24, 2021, the Company completed the acquisition of VillageMD. Pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company purchased additional outstanding equity interests of VillageMD, increasing the Company’s total beneficial ownership in VillageMD’s outstanding equity interests from approximately 30% to approximately 63%, on a fully diluted basis, for a purchase price of $5.2 billion. The total purchase price comprises cash consideration of $4.0 billion and a promissory note of $1.2 billion. The cash consideration consisted of $2.9 billion to be paid to existing shareholders, after giving affect to the $1.9 billion tender offer described below, as well as $1.1 billion paid in exchange for new preferred units issued by VillageMD. Subject to notice being served, the Company has an option to prepay the promissory note at any time and VillageMD may require the Company to redeem the promissory note after February 1, 2022. The promissory note is eliminated in consolidation within the Consolidated Condensed Balance Sheets.

On November 24, 2021, VillageMD commenced a tender offer to purchase up to $1.9 billion of units in VillageMD for cash. As of November 30, 2021, the Company recorded the $1.9 billion as redeemable non-controlling interest. The tender offer was fully subscribed and settled on December 28, 2021. The tender offer was funded by cash proceeds provided to VillageMD pursuant to the Unit Purchase Agreement.

The Company accounted for this acquisition as a business combination resulting in consolidation of VillageMD within the Walgreens Health segment in its financial statements. A noncontrolling interest was recognized at fair value. As of November 30, 2021, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired. As such, the preliminary purchase price allocation will be subject to further refinement and may change. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified.

See Note 3 Acquisitions, and Note 6 Equity method investments to the Consolidated Condensed Financial Statements for further information.

Shields acquisition
On October 29, 2021, the Company completed the acquisition of Shields. Pursuant to the terms and subject to the conditions set forth in the Securities Purchase Agreement, the Company purchased additional outstanding equity interests of Shields, increasing the Company’s total beneficial ownership in Shields’ outstanding equity interests from 25% to approximately 70%, on a fully diluted basis, for cash consideration of $969 million, subject to certain purchase price adjustments.

WBA Q1 2022 Form 10-Q	35

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Company accounted for this acquisition as a business combination resulting in consolidation of Shields within the Walgreens Health segment in its financial statements. A noncontrolling interest was recognized at fair value. Under the terms of the transaction agreements, the Company has an option to acquire the remaining equity interests of Shields in the future. Shields’ other equity holders will also have an option to require the Company to purchase the remaining equity interests. Considering the contractual terms related to the noncontrolling interest, it is classified as redeemable noncontrolling interest in the Consolidated Condensed Balance Sheets.

See Note 3 Acquisitions, and Note 6 Equity method investments to the Consolidated Condensed Financial Statements for further information.

CareCentrix acquisition
On September 4, 2021, the Company executed a Membership Interest Purchase Agreement to acquire a majority equity interest in CareCentrix, a leading player in the post-acute and home care management sectors, which after the application of a net debt adjustment, is expected to be approximately $330 million.

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

Pharmaceutical Wholesale business in Germany
On November 30, 2021, the Company signed an agreement with McKesson Corporation to acquire the remaining 30% equity interest in the pharmaceutical wholesale business in Germany not currently owned by the Company. The transaction is subject to standard regulatory clearance by the relevant local authorities.

AllianceRx Walgreens Prime
On December 31, 2021, the Company completed a transaction with Prime Therapeutics LLC to acquire the remaining 45% minority equity interest in AllianceRx Walgreens Prime. AllianceRx Walgreens Prime is a specialty and home delivery pharmacy business in the United States.

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021.

On October 12, 2021, the Company’s Board of Directors approved an expansion and extension of the Transformational Cost Management Program through the end of fiscal 2024. As a result, the Company increased its annual cost savings target to $3.3 billion by the end of fiscal 2024.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus on the United States and International reportable segments along with the Company’s global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. As a result of the expanded program, the Company plans to reduce its presence by up to 150 Boots stores in the UK and up to 150 stores in the United States over the next three years which are incremental to the previously planned reductions of approximately 200 Boots stores in the UK and approximately 250 stores in the United States.

The Company currently estimates that the Transformational Cost Management Program will result in cumulative pre-tax charges to its GAAP financial results of approximately $3.6 billion to $3.9 billion, of which $3.3 billion to $3.6 billion are expected to be recorded as exit and disposal activities. The Company estimates that approximately 85% of the cumulative pre-

WBA Q1 2022 Form 10-Q	36

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
tax charges relating to the Transformational Cost Management Program represent current or future cash expenditures, primarily related to employee severance and business transition costs, IT transformation and lease and other real estate payments.

The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to the Transformational Cost Management Program as follows:

Transformational Cost Management Program Activities	Range of Charges
Lease obligations and other real estate costs [1]	$1,250 to 1,350 million
Asset impairments [2]	$525 to 575 million
Employee severance and business transition costs	$1,150 to 1,200 million
Information technology transformation and other exit costs	$400 to 450 million
Total cumulative pre-tax exit and disposal costs	$3.3 to 3.6 billion
Other IT transformation costs	$275 to 325 million
Total estimated pre-tax costs	$3.6 to 3.9 billion

1 Includes impairments relating to operating lease right-of-use and finance lease assets.
2 Primarily related to store closures and other asset impairments.

Since the inception of the Transformational Cost Management Program to November 30, 2021, the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $1.7 billion, of which $1.5 billion are recorded as exit and disposal activities. See Note 4 Exit and disposal activities, to the Consolidated Condensed Financial Statements for additional information. These charges included $442 million related to lease obligations and other real estate costs, $292 million in asset impairments, $550 million in employee severance and business transition costs, $172 million of information technology transformation and other exit costs and $227 million other IT costs.

In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) on September 1, 2019.

Costs from continuing operations under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses for the three months ended November 30, 2021 and 2020, were as follows (in millions):

Three months ended November 30, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$87	$2	$—	$89
Asset impairments	15	25	—	40
Employee severance and business transition costs	20	10	7	37
Information technology transformation and other exit costs	1	7	1	9
Total pre-tax exit and disposal costs	$123	$44	$9	$175
Other IT transformation costs	18	10	—	27
Total pre-tax costs	$141	$53	$9	$203

WBA Q1 2022 Form 10-Q	37

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended November 30, 2020	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$22	$—	$—	$22
Asset impairments	4	(2)	—	1
Employee severance and business transition costs	12	28	12	52
Information technology transformation and other exit costs	10	(5)	—	5
Total pre-tax exit and disposal costs	$48	$21	$12	$81
Other IT transformation costs	13	6	—	19
Total pre-tax costs	$61	$27	$12	$100

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary note regarding forward-looking statements” below.

INVESTMENT IN AMERISOURCEBERGEN
As of November 30, 2021 and August 31, 2021, the Company owned 58,854,867 of AmerisourceBergen common shares, representing approximately 28.3% of its outstanding common stock based on the share count publicly reported by AmerisourceBergen in its most recent Annual Report on Form 10-K. The Company has a shareholders agreement with AmerisourceBergen, which was most recently amended and restated in connection with the Alliance Healthcare Sale (the “A&R Shareholders Agreement”). Pursuant to the A&R Shareholders Agreement, the Company has designated one member of AmerisourceBergen’s board of directors. The Company is also permitted to acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market, and thereafter to designate another member of AmerisourceBergen’s board of directors. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings (loss) attributable to the investment classified within the operating income (loss) of the Company's United States segment. During the three months ended November 30, 2021 and 2020, the Company recognized equity income of $100 million and equity losses of $1.4 billion, in AmerisourceBergen, respectively. The equity losses for the period ended November 30, 2020 were primarily due to AmerisourceBergen's recognition of loss of $5.6 billion, net of tax, related to its ongoing opioid litigation in its financial statements for the three months ended September 30, 2020.

The financial performance of AmerisourceBergen will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. These considerations may materially and adversely affect the Company’s financial condition and results of operations.

For more information, see Note 2 Discontinued operations and Note 6 Equity method investments, to the Consolidated Condensed Financial Statements.

WBA Q1 2022 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended November 30,
	2021	2020
Sales	$33,901	$31,438
Gross profit	7,574	6,630
Selling, general and administrative expenses	6,391	5,792
Equity earnings (loss) in AmerisourceBergen	100	(1,373)
Operating income (loss)	1,283	(535)
Adjusted operating income (Non-GAAP measure)[1]	1,777	1,196
Earnings (loss) before interest and income tax provision	3,900	(472)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	3,580	(391)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)[1]	1,455	947
Diluted net earnings (loss) per common share - continuing operations (GAAP)	4.13	(0.45)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)[1]	1.68	1.09

	Percentage increases (decreases)
	Three months ended November 30,
	2021	2020
Sales	7.8	5.1
Gross profit	14.2	(2.2)
Selling, general and administrative expenses	10.4	(1.3)
Operating income (loss)	NM	(158.1)
Adjusted operating income (Non-GAAP measure) [1]	48.5	(11.0)
Earnings (loss) before interest and income tax provision	NM	(149.3)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	NM	(150.8)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)[1]	53.5	(15.4)
Diluted net earnings (loss) per common share - continuing operations (GAAP)	NM	(152.3)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)[1]	53.2	(12.8)

	Percent to sales
	Three months ended November 30,
	2021	2020
Gross margin	22.3	21.1
Selling, general and administrative expenses	18.9	18.4

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WBA Q1 2022 Form 10-Q	39

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings from continuing operations
Net earnings attributable to the Company for the three months ended November 30, 2021 was $3.6 billion compared to a net loss of $391 million for the prior year period. Diluted net earnings per share was $4.13 compared to diluted net loss per share of $0.45 for the prior year period. The increases in net earnings and diluted net earnings per share reflect a $2.5 billion after-tax gain due to the remeasurement of the Company's previously held minority equity and debt investments in VillageMD and Shields to fair value during the three months ended November 30, 2021, and a $1.2 billion charge, net of tax, from the company's equity earnings in AmerisourceBergen in the year-ago quarter.

Other income for the three months ended November 30, 2021 was $2.6 billion compared to $63 million for the prior year quarter. The increase in other income is mainly due to the remeasurement of the Company's previously held equity and debt investments in VillageMD and Shields to fair value during the three months ended November 30, 2021.

Net interest expense was $86 million and $136 million for the three months ended November 30, 2021 and 2020, respectively. The decrease in interest expense was primarily the result of debt extinguishments completed during fiscal 2021 and lower interest rates on remaining debt.

The Company's effective tax rate for the three months ended November 30, 2021 was an expense of 7.2 percent, primarily due to lower tax expense on gains from consolidation of the Company’s investment in VillageMD and Shields, as a portion of these gains is not subject to tax. See Note 3 Acquisitions, to the Consolidated Condensed Financial Statements for further information. The effective tax rate for the three months ended November 30, 2020 was a benefit of 34.0 percent, on a pretax loss for the three months ended November 30, 2020, primarily due to the discrete tax effect of equity losses in AmerisourceBergen. See Note 6 Equity method investments, to the Consolidated Condensed Financial Statements for further information.

Adjusted net earnings from continuing operations (Non-GAAP measure)
Adjusted net earnings attributable to the Company for the three months ended November 30, 2021 increased 53.5 percent to $1.5 billion compared with the prior year quarter. Adjusted diluted net earnings per share for the three months ended November 30, 2021 increased 53.2 percent to $1.68 compared with the year-ago quarter. Adjusted diluted net earnings and adjusted diluted net earnings per share were not significantly impacted by currency translation.

Excluding the impact of currency translation, the increases in adjusted net earnings for the three months ended November 30, 2021 primarily reflect strong adjusted gross profit growth across both pharmacy and retail in the United States and a continued rebound in International segment sales and profitability. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

WBA Q1 2022 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended November 30,
	2021	2020
Sales	$28,032	$27,163
Gross profit	6,347	5,639
Selling, general and administrative expenses	5,091	4,770
Equity earnings (loss) in AmerisourceBergen	100	(1,373)
Operating income (loss)	1,356	(504)
Adjusted operating income (Non-GAAP measure)[1]	1,690	1,155

Number of prescriptions [2]	218.0	204.6
30-day equivalent prescriptions [2,3]	313.8	297.3
Number of locations at period end	8,942	9,001

	Percentage increases (decreases)
	Three months ended November 30,
	2021	2020
Sales	3.2	3.9
Gross profit	12.6	(1.3)
Selling, general and administrative expenses	6.7	(0.8)
Operating income (loss)	NM	(154.9)
Adjusted operating income (Non-GAAP measure) [1]	46.3	(11.4)

Comparable sales [4]	7.9	3.7
Pharmacy sales	1.1	5.9
Comparable pharmacy sales [4]	6.8	5.0
Retail sales	10.1	(2.2)
Comparable retail sales [4]	10.6	0.4
Comparable number of prescription [2,4]	7.1	(2.5)
Comparable 30-day equivalent prescriptions [2,3,4]	6.2	2.7

	Percent to sales
	Three months ended November 30,
	2021	2020
Gross margin	22.6	20.8
Selling, general and administrative expenses	18.2	17.6

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

WBA Q1 2022 Form 10-Q	41

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

Sales for the three months ended November 30, 2021 compared to three months ended November 30, 2020
Sales for the three months ended November 30, 2021 increased by 3.2 percent to $28.0 billion. Comparable sales increased by 7.9 percent for the three months ended November 30, 2021.

Pharmacy sales increased by 1.1 percent for the three months ended November 30, 2021 and represented 75.3 percent of the segment’s sales. Excluding AllianceRx Walgreens Prime, pharmacy sales increased by 5.8 percent. The increase is due to higher brand inflation and favorable COVID-19 vaccinations and testing, partially offset by reimbursement pressure. For the three months ended November 30, 2020, pharmacy sales increased 5.9 percent and represented 76.8 percent of the segment’s sales. Comparable pharmacy sales increased 6.8 percent for the three months ended November 30, 2021 compared to an increase of 5.0 percent in the year-ago quarter. Within comparable sales, prescriptions filled during the three months ended November 30, 2021 increased by 6.2 percent from a year earlier, including a positive impact of approximately 5.3 percent from COVID-19 vaccinations. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.3 percent for the three months ended November 30, 2021 compared to a reduction of 0.4 percent for the year-ago quarter. The effect of generics on segment sales was a reduction of 0.2 percent for the three months ended November 30, 2021 compared to a reduction of 0.3 percent for the year-ago quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.2 percent of prescription sales for the three months ended November 30, 2021 compared to 97.5 percent in the year-ago quarter. The total number of prescriptions (including vaccinations) filled for the three months ended November 30, 2021 was 218.0 million compared to 204.6 million in the year-ago quarter. Prescriptions (including vaccinations) adjusted to 30-day equivalents were 313.8 million in the three months ended November 30, 2021 compared to 297.3 million in the year-ago quarter.

Retail sales increased by 10.1 percent for the three months ended November 30, 2021 and were 24.7 percent of the segment’s sales. In comparison, in the year-ago quarter, retail sales decreased by 2.2 percent and comprised 23.1 percent of the segment’s sales. Comparable retail sales increased 10.6 percent in the three months ended November 30, 2021 and 0.4 percent in the year-ago quarter. The increase in comparable retail sales in the current quarter was primarily driven by health & wellness, including favorable impact of at-home COVID-19 tests and cough cold flu, as well as beauty and personal care categories, partially offset by the continued de-emphasis of tobacco.

Operating income for the three months ended November 30, 2021 compared to three months ended November 30, 2020
Operating income for the three months ended November 30, 2021 was $1.4 billion, including $100 million from the Company's share of equity earnings in AmerisourceBergen. This compared with a loss of $504 million in the prior year quarter, including $1.4 billion from Company's equity loss in AmerisourceBergen. Excluding the impact of AmerisourceBergen, the increase was due to gross profit growth across both pharmacy and retail.

Gross margin was 22.6 percent for the three months ended November 30, 2021 compared to 20.8 percent in the year-ago quarter. Gross margin was positively impacted in the current quarter by pharmacy margins, primarily due to COVID-19 vaccinations and testing. The increase in pharmacy margins was partially offset by reimbursement pressure. Retail margin was negatively impacted by shrink and increased import freight costs for the three months ended November 30, 2021.

Selling, general and administrative expenses as a percentage of sales were 18.2 percent for the three months ended November 30, 2021 and 17.6 percent for the three months ended November 30, 2020. Costs related to COVID-19 vaccinations and testing were partially offset by savings related to the Company's Transformational Cost Management Program.

WBA Q1 2022 Form 10-Q	42

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2021 and 2020
Adjusted operating income for the three months ended November 30, 2021 increased by 46.3 percent to $1.7 billion. The increase was primarily due to adjusted gross profit growth across both pharmacy and retail.

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended November 30,
	2021	2020
Sales	$5,818	$4,285
Gross profit	1,207	990
Selling, general and administrative expenses	1,153	952
Operating income	54	39
Adjusted operating income (Non-GAAP measure)[1]	164	87

Number of locations at period end	4,020	4,116

	Percentage increases (decreases)
	Three months ended November 30,
	2021	2020
Sales	35.8	13.4
Gross profit	21.9	(6.9)
Selling, general and administrative expenses	21.1	(6.0)
Operating income	39.8	(25.1)
Adjusted operating income (Non-GAAP measure) [1]	89.0	(1.0)

Comparable sales in constant currency [2]	12.0	(3.1)
Pharmacy sales	13.6	(0.3)
Comparable pharmacy sales in constant currency [2]	9.2	3.7
Retail sales	18.0	(10.3)
Comparable retail sales in constant currency [2]	13.7	3.8

WBA Q1 2022 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended November 30,
	2021	2020
Gross margin	20.7	23.1
Selling, general and administrative expenses	19.8	22.2

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Comparable sales in constant currency are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. Comparable sales in constant currency exclude wholesale sales in Germany. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable stores for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency refer to total sales, pharmacy sales and retail sales, respectively. Comparable retail sales in constant currency for previous periods have been restated to include e-commerce sales. The method of calculating comparable sales in constant currency varies across the retail industry and our method of calculating comparable sales in constant currency may not be the same as other retailers’ methods.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

Sales for the three months ended November 30, 2021 compared to three months ended November 30, 2020
Sales for the three months ended November 30, 2021 increased 35.8 percent to $5.8 billion, which includes incremental sales associated with the Company's pharmaceutical wholesale combined business in Germany. The favorable impact of currency translation on sales was 1.6 percentage points. Comparable sales in constant currency increased 12.0 percent, mainly due to higher sales in Boots UK. Sales in the comparable year ago-quarter include the adverse impact of strict COVID-19 restrictions on store footfall, as the UK entered a second national lockdown in November 2020.

Pharmacy sales increase 13.6 percent in the three months ended November 30, 2021 and represented 17.5 percent of the segment’s sales. The favorable impact of currency translation on pharmacy sales was 4.6 percentage points. Comparable pharmacy sales in constant currency increased 9.2 percent, primarily in the UK, reflecting stronger demand for pharmacy services.

Retail sales increased 18.0 percent for the three months ended November 30, 2021 and represented 30.9 percent of the segment’s sales. The favorable impact of currency translation on retail sales was 4.4 percentage points. Comparable retail sales in constant currency increased 13.7 percent reflecting higher retail sales in the UK, including a recovery in store footfall compared to a year ago-quarter, as COVID-19 restrictions were lifted. Footfall on the UK high street remains below pre-COVID-19 levels.

Operating income for the three months ended November 30, 2021 compared to three months ended November 30, 2020
Operating income for the three months ended November 30, 2021 increased 39.8 percent to $54 million. Operating income was negatively impacted by 3.8 percentage points ($1 million) as a result of currency translation. Excluding the impact of currency translation, the increase in operating income was primarily in the UK, reflecting recovery in UK footfall, following the lifting of COVID-19 restrictions. This was partially offset by higher costs associated with the Company's wholesale business in Germany.

Gross profit increased 21.9 percent for the three months ended November 30, 2021. Gross profit was favorably impacted by 3.7 percentage points ($37 million) as a result of currency translation. The remaining increase was primarily due to higher retail sales and stronger demand for pharmacy services in the UK, together with the incremental gross profit associated with the Company's pharmaceutical wholesale business in Germany. This was partially offset by higher NHS reimbursement levels in the year ago quarter.

WBA Q1 2022 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Selling, general and administrative expenses increased 21.1 percent for the three months ended November 30, 2021. Expenses were adversely impacted by 4.0 percentage points ($38 million) as a result of currency translation. Excluding the impact of currency translation, the increase reflects increased investments in acquisition related activity compared to the year-ago quarter, incremental expenses associated with the Company's wholesale business in Germany and the non-recurring COVID-19 related government support in the year ago quarter.

As a percentage of sales, selling, general and administrative expenses were 19.8 percent in the three months ended November 30, 2021 compared to 22.2 percent in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2021 compared to three months ended November 30, 2020
Adjusted operating income for the three months ended November 30, 2021 increased 89.0 percent to $164 million. Adjusted operating income in the quarter was not significantly impacted by currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily in the UK, reflecting higher retail sales and stronger demand for pharmacy services.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Walgreens Health
The Company’s Walgreens Health segment currently consists of Walgreens Health, an organically developed consumer-centric omni-channel business that contracts with payors and providers to deliver clinical healthcare services to their members through both digital and physical channels; a majority equity ownership position in VillageMD, a leading, national provider of value-based primary care services; a majority equity ownership position in Shields, a specialty pharmacy integrator and accelerator for hospitals.

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended November 30,
	2021	2020
Sales	$51	$—
Gross profit	20	—
Selling, general and administrative expenses	65	3
Operating (loss)	(45)	(3)
Adjusted operating (loss) (Non-GAAP measure)[1]	(13)	(3)

Number of payor/provider partnerships at period end	2	—
Number of locations with Walgreens Health Corners at period end	45	—
Number of VillageMD co-located clinics at period end	72	—

WBA Q1 2022 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the three months ended November 30, 2021 compared to three months ended November 30, 2020
Sales for the three months ended November 30, 2021 were $51 million. This includes VillageMD sales of $26 million reflecting ownership since the acquisition date of November 24, 2021 and Shields sales of $25 million reflecting ownership since the acquisition date of October 29, 2021.

Operating income for the three months ended November 30, 2021 compared to three months ended November 30, 2020
Operating loss for the three months ended November 30, 2021 was $45 million, compared to a loss of $3 million in the year-ago quarter.

Selling, general and administrative expenses were $65 million for the three months ended November 30, 2021 compared to $3 million for the three months ended November 30, 2020. Selling, general and administrative expenses reflect the two acquisitions and accelerating of investments in Walgreens Health for the three months ended November 30, 2021.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2021 compared to three months ended November 30, 2020
Adjusted operating loss was $13 million for the three months ended November 30, 2021, reflecting the two acquisitions and accelerating of investments in Walgreens Health compared to a loss of $3 million in the year-ago quarter. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the SEC rules, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures herein, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. See notes to the “Net Earnings (loss) From Continuing Operations (GAAP)” to “Adjusted diluted net earnings per common share (Non-GAAP measure)” reconciliation table for definitions of non-GAAP financial measures and related adjustments presented below.

These supplemental non-GAAP financial measures are presented because management has evaluated the Company's financial results both including and excluding the adjusted items or the effects of foreign currency translation, as applicable, and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in the Company's historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein.

The Company does not provide a reconciliation for non-GAAP estimates on a forward-looking basis where it is unable to provide a meaningful or accurate calculation or estimation of reconciling items and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the timing or amount of various items that have not yet occurred, are out of the Company’s control or cannot be reasonably predicted, and that would impact the most directly comparable forward-looking GAAP financial measure. These items may include but are not limited to merger integration expenses, restructuring charges, acquisition-related costs, asset impairments and other significant items that currently cannot be predicted without unreasonable efforts. For the same reasons, the Company is unable to address the probable significance of the unavailable information. Forward-looking non-GAAP financial measures may vary materially from the corresponding GAAP financial measures.

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

WBA Q1 2022 Form 10-Q	46

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating income to Adjusted operating income by segments

	(in millions)
	Three months ended November 30, 2021
	United States	International	Walgreens Health	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	1,356	54	(45)	(82)	1,283
Transformational cost management	141	54	—	9	203
Acquisition-related amortization	140	17	8	—	165
Acquisition-related costs	(3)	39	24	11	71
Adjustments to equity earnings in AmerisourceBergen	43	—	—	—	43
LIFO provision	14	—	—	—	14
Adjusted operating income (loss) (Non-GAAP measure)	$1,690	$164	(13)	$(63)	$1,777

	(in millions)
	Three months ended November 30, 2020
	United States	International	Walgreens Health	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$(504)	$39	$(3)	$(66)	$(535)
Transformational cost management	60	27	—	12	100
Acquisition-related amortization	76	19	—	—	95
Acquisition-related costs	8	2	—	12	21
Adjustments to equity earnings (loss) in AmerisourceBergen	1,481	—	—	—	1,481
LIFO provision	33	—	—	—	33
Adjusted operating income (loss) (Non-GAAP measure)	$1,155	$87	$(3)	$(42)	$1,196

WBA Q1 2022 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Earnings to Adjusted net earnings & Earnings per share to Adjusted Earnings per share

	(in millions)
	Three months ended November 30,
	2021	2020
Net earnings (loss) from continuing operations (GAAP)	$3,580	$(391)

Adjustments to operating income (loss):
Transformational cost management [1]	203	100
Acquisition-related amortization [2]	165	95
Acquisition-related costs [3]	71	21
Adjustments to equity earnings (loss) in AmerisourceBergen [4]	43	1,481
LIFO provision [5]	14	33
Total adjustments to operating income (loss)	495	1,731

Adjustments to other income:
Net investment hedging loss [6]	1	9
Gain on previously held investments [7]	(2,576)	—
Total adjustments to other income	(2,574)	9

Adjustments to income tax provision (benefit):
Equity method non-cash tax [8]	18	(346)
Tax impact of adjustments [8]	(26)	(61)
Total adjustments to income tax provision (benefit)	(8)	(407)

Adjustments to post tax (loss) earnings in other equity method investments:
Adjustments to equity earnings in other equity method investments [9]	15	13
Total adjustments to post tax (loss) earnings from other equity method investments	15	13

WBA Q1 2022 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjustments to net (loss) earnings attributable to noncontrolling interests:
Transformational cost management [1]	(1)	—
Acquisition-related amortization [2]	(32)	(4)
Acquisition-related costs [3]	(17)	—
LIFO provision [5]	—	(3)
Total adjustments to net (loss) earnings attributable to noncontrolling interests	(50)	(8)

Adjusted net earnings attributable to Continuing Operations (Non-GAAP measure)	$1,455	$948
Net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (GAAP)	—	83
Transformational cost management [1]	—	4
Acquisition-related amortization [2]	—	21
Acquisition-related costs [3]	—	2
Tax impact of adjustments [8]	—	(5)
Total adjustments to net earnings (loss) attributable to Walgreens Boots Alliance, Inc. - discontinued operations	$—	$22

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (Non-GAAP measure)	$—	$105

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,455	$1,052

Diluted net earnings per common share - continuing operations (GAAP) [10]	$4.13	$(0.45)
Adjustments to operating income	0.57	2.00
Adjustments to other income	(2.97)	0.01
Adjustments to income tax provision (benefit)	(0.01)	(0.47)
Adjustments to post tax (loss) earnings from other equity method investments [9]	0.02	0.01
Adjustments to net (loss) earnings attributable to noncontrolling interests	(0.06)	(0.01)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)	$1.68	$1.09

Diluted net earnings per common share - discontinued operations (GAAP)	$—	$0.10
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. – discontinued operations	—	0.03
Adjusted diluted net earnings per common share - discontinued operations (Non-GAAP measure)	$—	$0.12
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.68	$1.22
Weighted average common shares outstanding, diluted (in millions) [11]	867.6	865.3

WBA Q1 2022 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

1	Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within selling, general and administrative expenses. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
2	Acquisition-related amortization includes amortization of acquisition-related intangible assets and inventory valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangibles assets such as customer relationships, trade names, trademarks and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within selling, general and administrative expenses. Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of the inventory reflects cost of acquired inventory and a portion of the expected profit margin. The acquisition-related inventory valuation adjustments excludes the expected profit margin component from cost of sales recorded under the business combination accounting principles.
3	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities. These costs include all charges incurred on certain mergers, acquisition and divestitures related activities, for example, including costs related to integration efforts for successful merger, acquisition and divestitures activities. Examples of such costs include deal costs, severance and stock compensation. These charges are primarily recorded within selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.
4	Adjustments to equity earnings (loss) in AmerisourceBergen consist of the Company’s proportionate share of non-GAAP adjustments reported by AmerisourceBergen consistent with the Company’s non-GAAP measures. The Company recognized equity losses in AmerisourceBergen of $1,373 million during the three months ended November 30, 2020. These equity losses are primarily due to AmerisourceBergen's recognition of $5.6 billion, net of tax, charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.
5	The Company’s United States segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the United States segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
6	Gain or loss on certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within other income (loss). We do not believe this volatility related to mark-to-market adjustment on the underlying derivative instruments reflects the Company’s operational performance.
7	Includes significant gains on business combinations due to the remeasurement of previously held minority equity interests and debt securities to fair value. During the three months ended November 30, 2021, the Company recorded such pretax gains of $2,174 million and $402 million for VillageMD and Shields respectively.
8	Adjustments to income tax provision (benefit) include adjustments to the GAAP basis tax provision (benefit) commensurate with non-GAAP adjustments and certain discrete tax items including U.S. tax law changes and equity method non-cash tax. These charges are recorded within income tax provision (benefit).
9	Adjustments to post tax (loss) earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded within post tax (loss) earnings from other equity method investments. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.
10	Due to the anti-dilutive effect resulting from the reported net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the quarterly calculation of weighted-average common shares outstanding for diluted EPS for the three months ended November 30, 2020.
11	Includes impact of potentially dilutive securities in the quarterly calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes for the three months ended November 30, 2020.

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

WBA Q1 2022 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
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
Additionally, the Company's cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by COVID-19 and the resulting market volatility and instability. For further information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see Item 1A, Risk factors in the 2021 10-K.

The Company expects to fund its working capital needs, capital expenditures, pending acquisitions, continuing obligations for recently completed acquisitions, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements and current cash and investment balances. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds for the Company's foreseeable working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. See Part II. Item 3, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Cash, cash equivalents and restricted cash were $4.3 billion (including $286 million in non-U.S. jurisdictions) as of November 30, 2021 compared to $1.3 billion (including $204 million in non-U.S. jurisdictions) as of August 31, 2021. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

On November 24, 2021, VillageMD commenced a tender offer to purchase up to $1.9 billion of units in VillageMD for cash. As of November 30, 2021, the Company recorded the $1.9 billion as redeemable non-controlling interest. The tender offer was fully subscribed and settled on December 28, 2021. The tender offer was funded by cash proceeds provided to VillageMD pursuant to the Unit Purchase Agreement. The Company has also previously announced its intention to make further cash investments for the acquisition of CareCentrix. Additionally, certain acquisitions include put options which may be exercised in the future. The Company currently expect that the incremental investment resulting from the exercise of the put options in the future could be between approximately $1.3 billion and $1.6 billion.

As of November 30, 2021, the Company had an aggregate borrowing capacity of $9 billion, including funds already drawn. At November 30, 2021, the Company had no guarantees outstanding and no amounts issued under letters of credit. See Note 8 Debt, to the Consolidated Condensed Financial Statements for further information on the Company’s debt instruments and its recent financing actions.

Cash flows from operating activities
Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the three months ended November 30, 2021 was $1.1 billion, compared to $1.2 billion for the prior year period. The decrease in cash provided by operating activities reflects higher cash outflows from inventories and lower cash inflows from accrued expenses and other liabilities, partially offset by an increase in operating performance. Changes in inventories and accrued expenses and other liabilities are mainly driven by timing.

Cash flows from investing activities
Net cash used for investing activities was $2.0 billion for the three months ended November 30, 2021 compared to $0.3 billion for the prior-year period. Net cash used for investing activities for the three months ended November 30, 2021 includes business acquisitions, net of cash acquired of VillageMD and Shields for $0.8 billion and $0.9 billion, respectively. Net cash used for the business acquisition of VillageMD includes net consideration of $2.9 billion of which $1.9 billion was held as cash by VillageMD on November 30, 2021, and subsequently used for the tender offer which completed on December 28, 2021. See Note 3 Acquisitions, to the Consolidated Condensed Financial Statement for further information.

WBA Q1 2022 Form 10-Q	51

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Capital Expenditure
Capital expenditure includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

	Three months ended November 30,
	2021	2020
United States	$355	$343
International	84	59
Walgreens Health	15	10
Discontinued operations	—	20
Total	$454	$431
Cash flows from financing activities
Net cash used for financing activities for the three months ended November 30, 2021 was $3.9 billion compared to $352 million in the prior-year period. In the three months ended November 30, 2021 there were $8.9 billion in proceeds from debt, primarily from revolving credit facilities and the issuance of notes, compared to $3.0 billion in proceeds from debt in three months ended November 30, 2020. In the three months ended November 30, 2021 there were $4.4 billion in payments of debt made primarily for revolving credit facilities and commercial paper debt compared to $2.8 billion in three months ended November 30, 2020. See Note 8 Debt, to the Consolidated Condensed Financial Statement for further information. The Company repurchased shares totaling $154 million in the three months ended November 30, 2021 to support the needs of its employee stock plans compared to $110 million in the prior year period which also included stock repurchase program described below. Cash dividends paid were $413 million during the three months ended November 30, 2021 compared to $405 million for the prior year period.

See Item 3, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of November 30, 2021. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.
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

Debt covenants
Each of the Company’s credit facilities described in Note 8 Debt, to the Consolidated Condensed Financial Statements, contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities also contain various other customary covenants. As of November 30, 2021, the Company was in compliance with all such applicable covenants.

Credit ratings
As of January 5, 2022, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term debt rating	Commercial paper rating	Outlook
Moody’s	Baa2	P-2	Negative
Standard & Poor’s	BBB	A-2	Stable

WBA Q1 2022 Form 10-Q	52

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

CRITICAL ACCOUNTING ESTIMATES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Statements of Earnings and corresponding Consolidated Balance Sheets accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Company's 2021 10-K. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits and income taxes.

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in Note 18 New accounting pronouncements, to the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, any statements regarding the Company's future operations, financial or operating results, capital allocation, anticipated debt levels and ratios, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “pilot,” “project,” “intend,” “plan,” “goal,” “target,” “aim,” “continue,” “believe,” “seek,” “anticipate,” “upcoming,” “may,” “possible,” and variations of such words and similar expressions are intended to identify such forward-looking statements.

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

WBA Q1 2022 Form 10-Q	53

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

On March 5, 2021, the UK Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or
LIBOR, issued an announcement on the future cessation or loss of representativeness of LIBOR benchmark settings currently published by ICE Benchmark Administration. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021, for all non-USD LIBOR reference rates, and for
1W and 2M USD LIBOR and after June 30, 2023, for other USD LIBOR reference rates.

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

Information regarding the Company's transactions are set forth in Note 9 Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. As of November 30, 2021, the Company had $3.0 billion of long-term debt obligations at floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of November 30, 2021 by approximately $55 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in Note 6 Equity method investments, to the Consolidated Condensed Financial Statements. See “--Investment in AmerisourceBergen” above.

WBA Q1 2022 Form 10-Q	54

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

As of the end of the period covered by this report, the Company had completed the acquisition of a majority equity interest in VillageMD and Shields. The Company accounted for these acquisitions as business combinations resulting in consolidation within the Walgreens Health Segment. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired businesses. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2021.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended November 30, 2021 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q1 2022 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
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

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. “Risk factors” in the 2021 10-K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended November 30, 2021 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program [1]
09/01/21 - 09/31/21	—	$—	—	$2,003,419,960
10/01/21 - 10/31/21	—	—	—	2,003,419,960
11/01/21 - 11/30/21	3,179,750	48.39	—	2,003,419,960
	3,179,750	$48.39	—	$2,003,419,960
1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 5. Other information
None.

WBA Q1 2022 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
2.1	Securities Purchase Agreement, by and among Walgreen Co., the several equity holders of Shields Health Solutions Parent, LLC listed on Schedules A and B thereto, the stockholders of WCAS Shields Holdings, Inc. listed on Schedule C thereto, Shields Health Solutions Parent, LLC, WCAS Shields Holdings, Inc. and WCAS XIII Associates, LLC, solely in its capacity as Sellers’ Representative thereunder.**

Incorporated by reference to Exhibit 2.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 21, 2021.
2.2	Class D Preferred Unit Purchase Agreement, dated as of October 14, 2021, by and among WBA Acquisition 4, LLC, WBA Financial, LLC, Walgreens Boots Alliance, Inc., Village Practice Management Company, LLC and certain members of Village Practice Management Company, LLC **	Incorporated by reference to Exhibit 2.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 14, 2021.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
4.1	First Supplemental Indenture, dated as of October 13, 2021, by and between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.13 to Walgreens Boots Alliance, Inc.'s Annual Report on Form 10-K for the year ended August 31, 2021 (File No. 1-36759) filed with the SEC on October 14, 2021.
4.2	Form of 0.950% Notes due 2023.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 17, 2021.
10.1	Second Amended and Restated Limited Liability Company Agreement of Shields Health Solutions Parent, LLC.**	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 29, 2021.
10.2	Seventh Amended and Restated Limited Liability Company Agreement of Village Practice Management Company, LLC.**	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 26, 2021.
10.3	Appointment and Waiver Agreement, dated as of November 24, 2021, by and among Walgreens Boots Alliance, Inc., WBA Acquisition 5, LLC and Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 26, 2021.
10.4	Form of Performance Share Award agreement (effective October 2021).	Filed herewith.

WBA Q1 2022 Form 10-Q	57

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

10.5	Form of Stock Option Award agreement (effective October 2021).	Filed herewith.
10.6	Form of Restricted Stock Unit Award agreement (effective October 2021).	Filed herewith.
10.7	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2021).	Filed herewith.
10.8
Delayed Draw Term Loan Credit Agreement, dated as of November 15, 2021, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.
Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance Inc.’s Current Report on Form 8-K (File No. 1-36759) filed on November 16, 2021.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement.

** Certain schedules and exhibits to this agreement have been omitted pursuant to Items 601(a)(5) of Regulation S-K, and Walgreens Boots Alliance, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

WBA Q1 2022 Form 10-Q	58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: January 6, 2022	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
Principal Financial Officer

Dated: January 6, 2022	/s/ Manmohan Mahajan
Manmohan Mahajan
Senior Vice President, Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q1 2022 Form 10-Q	59