Form 10-Q
period 2022-02-28
Walgreens Boots Alliance, Inc.
filed 2022-03-31
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of February 28, 2022 was 863,773,464.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

WBA Q2 2022 Form 10-Q	2

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	February 28, 2022	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,887	$1,193
Accounts receivable, net	5,328	5,663
Inventories	8,947	8,159
Other current assets	662	800
Total current assets	16,824	15,814
Non-current assets:
Property, plant and equipment, net	12,207	12,247
Operating lease right-of-use assets	21,730	21,893
Goodwill	21,958	12,421
Intangible assets, net	12,352	9,936
Equity method investments (see Note 6)	6,247	6,987
Other non-current assets	1,366	1,987
Total non-current assets	75,859	65,471
Total assets	$92,683	$81,285

Liabilities, redeemable non-controlling interest and equity
Current liabilities:
Short-term debt	$2,105	$1,305
Trade accounts payable (see Note 17)	11,178	11,136
Operating lease obligations	2,277	2,259
Accrued expenses and other liabilities	7,006	7,260
Income taxes	132	94
Total current liabilities	22,699	22,054
Non-current liabilities:
Long-term debt	11,203	7,675
Operating lease obligations	21,951	22,153
Deferred income taxes	1,892	1,850
Other non-current liabilities	3,259	3,413
Total non-current liabilities	38,305	35,091
Commitments and contingencies (see Note 11)
Total liabilities	61,004	57,145
Redeemable non-controlling interest	812	319
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at February 28, 2022 and August 31, 2021	12	12
Paid-in capital	10,973	10,988
Retained earnings	38,757	35,121
Accumulated other comprehensive loss	(2,328)	(2,109)
Treasury stock, at cost; 308,740,154 shares at February 28, 2022 and 307,139,982 shares at August 31, 2021	(20,712)	(20,593)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	26,702	23,419
Non-controlling interests	4,166	402
Total equity	30,867	23,822
Total liabilities, redeemable non-controlling interest and equity	$92,683	$81,285
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2022 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and six months ended February 28, 2022
(in millions, except shares)

Three months ended February 28, 2022
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Non-controlling interests	Total equity
November 30, 2021	863,842,376	$12	$(20,700)	$10,966	$(2,301)	$38,286	$4,316	$30,579
Net earnings	—	—	—	—	—	883	(65)	818
Other comprehensive income (loss), net of tax	—	—	—	—	(26)	—	3	(24)
Dividends declared and distributions	—	—	—	—	—	(413)	(6)	(419)
Treasury stock purchases	(730,250)	—	(33)	—	—	—	—	(33)
Employee stock purchase and option plans	661,338	—	21	(7)	—	—	—	14
Stock-based compensation	—	—	—	44	—	—	35	79
Acquisition of non-controlling interests	—	—	—	62	—	—	(116)	(55)
Redeemable non-controlling interests redemption price adjustments	—	—	—	(83)	—	—	—	(83)
Non-controlling interests contribution and other	—	—	—	(8)	—	—	—	(8)
February 28, 2022	863,773,464	$12	$(20,712)	$10,973	$(2,328)	$38,757	$4,166	$30,867

Six months ended February 28, 2022
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Non-controlling interests	Total equity
August 31, 2021	865,373,636	$12	$(20,593)	$10,988	$(2,109)	$35,121	$402	$23,822
Net earnings (loss)	—	—	—	—	—	4,463	(93)	4,370
Other comprehensive income (loss), net of tax	—	—	—	—	(220)	—	—	(220)
Dividends declared and distributions	—	—	—	—	—	(828)	(6)	(834)
Treasury stock purchases	(3,910,000)	—	(187)	—	—	—	—	(187)
Employee stock purchase and option plans	2,309,828	—	68	(66)	—	—	—	2
Stock-based compensation	—	—	—	80	—	—	35	115
Acquisition of non-controlling interests	—	—	—	62	—	—	(116)	(55)
Business combination	—	—	—	—	—	—	3,944	3,944
Redeemable non-controlling interests redemption price adjustments	—	—	—	(90)	—	—	—	(90)
Non-controlling interests contribution and other	—	—	—	—	—	—	—	—
February 28, 2022	863,773,464	$12	$(20,712)	$10,973	$(2,328)	$38,757	$4,166	$30,867

WBA Q2 2022 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and six months ended February 28, 2022
(in millions, except shares)

Three months ended February 28, 2021
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Non-controlling interests	Total equity
November 30, 2020	863,901,817	$12	$(20,642)	$10,876	$(3,682)	$33,495	$506	$20,563
Net earnings (loss)	—	—	—	—	—	1,026	(1)	1,025
Other comprehensive income, net of tax	—	—	—	—	376	—	9	385
Dividends declared	—	—	—	—	—	(405)	—	(405)
Employee stock purchase and option plans	492,601	—	16	1	—	—	—	17
Stock-based compensation	—	—	—	34	—	—	—	34
Business combination	—	—	—	4	—	—	—	4
Other	—	—	—	1	—	—	—	1
February 28, 2021	864,394,418	$12	$(20,626)	$10,916	$(3,306)	$34,116	$514	$21,625

Six months ended February 28, 2021
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Non-controlling interests	Total equity
August 31, 2020	865,603,519	$12	$(20,575)	$10,761	$(3,771)	$34,210	$498	$21,136
Net earnings	—	—	—	—	—	718	8	726
Other comprehensive income, net of tax	—	—	—	—	465	—	11	476
Dividends declared	—	—	—	—	—	(810)	—	(810)
Treasury stock purchases	(3,000,000)	—	(110)	—	—	—	—	(110)
Employee stock purchase and option plans	1,790,899	—	59	(38)	—	—	—	21
Stock-based compensation	—	—	—	70	—	—	—	70
Adoption of new accounting standards	—	—	—	—	—	(3)	(3)	(6)
Business combination	—	—	—	120	—	—	—	120
Other	—	—	—	2	—	—	—	2
February 28, 2021	864,394,418	$12	$(20,626)	$10,916	$(3,306)	$34,116	$514	$21,625

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2022 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Sales	$33,756	$32,779	$67,656	$64,217
Cost of sales	26,047	25,998	52,374	50,806
Gross profit	7,708	6,781	15,283	13,411
Selling, general and administrative expenses	6,565	6,029	12,956	11,820
Equity earnings (loss) in AmerisourceBergen	103	80	202	(1,293)
Operating income	1,246	832	2,529	298
Other (expense) income	(198)	251	2,418	313
Earnings before interest and tax	1,047	1,083	4,947	611
Interest expense, net	100	137	186	272
Earnings before tax	947	946	4,761	339
Income tax provision (benefit)	172	42	447	(165)
Post tax earnings from other equity method investments	31	13	24	29
Net earnings from continuing operations	806	918	4,337	532
Net earnings from discontinued operations	—	107	—	194
Net earnings	806	1,025	4,337	726
Net (loss) earnings attributable to non-controlling interests - continuing operations	(78)	(4)	(126)	1
Net earnings attributable to non-controlling interests - discontinued operations	—	3	—	7
Net earnings attributable to Walgreens Boots Alliance, Inc.	$883	$1,026	$4,463	$718

Net earnings attributable to Walgreens Boots Alliance, Inc.:
Continuing operations	$883	$922	$4,463	$531
Discontinued operations	—	104	—	187
Total	$883	$1,026	$4,463	$718
Basic net earnings per common share:
Continuing operations	$1.02	$1.07	$5.16	$0.61
Discontinued operations	—	0.12	—	0.22
Total	$1.02	$1.19	$5.16	$0.83
Diluted net earnings per common share:
Continuing operations	$1.02	$1.06	$5.15	$0.61
Discontinued operations	—	0.12	—	0.22
Total	$1.02	$1.19	$5.15	$0.83
Weighted average common shares outstanding:
Basic	863.5	864.2	864.6	864.7
Diluted	865.2	865.6	866.4	865.7

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2022 Form 10-Q	6

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Comprehensive income:
Net earnings	$806	$1,025	$4,337	$726

Other comprehensive (loss) income, net of tax:
Pension/postretirement obligations	(8)	(2)	(13)	9
Unrealized gain on cash flow hedges	—	9	1	13
Net investment hedges	(20)	(49)	24	(56)
Available for sale debt securities	—	—	(96)	—
Share of other comprehensive (loss) income of equity method investments	(80)	15	(125)	20
Currency translation adjustments	84	413	(10)	490
Total other comprehensive (loss) income	(24)	385	(220)	476
Total comprehensive income	782	1,410	4,117	1,202

Comprehensive (loss) income attributable to non-controlling interests	(75)	8	(126)	19
Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$857	$1,402	$4,243	$1,183

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2022 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six months ended February 28,
	2022	2021
Cash flows from operating activities:
Net earnings	$4,337	$726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,024	948
Deferred income taxes	94	(264)
Stock compensation expense	170	70
Equity (earnings) loss from equity method investments	(226)	1,253
Gain on previously held investment interests	(2,576)	—
Gain on sale of equity method investment	—	(191)
Impairment of equity method investments and investments in equity securities	190	—
Other	(60)	(104)
Changes in operating assets and liabilities:
Accounts receivable, net	495	(556)
Inventories	(803)	(248)
Other current assets	(37)	(9)
Trade accounts payable	46	743
Accrued expenses and other liabilities	(476)	254
Income taxes	154	(53)
Other non-current assets and liabilities	(147)	(12)
Net cash provided by operating activities	2,184	2,556

Cash flows from investing activities:
Additions to property, plant and equipment	(870)	(692)
Proceeds from sale-leaseback transactions	475	452
Proceeds from sale of other assets	33	269
Business, investment and asset acquisitions, net of cash acquired	(1,918)	(1,314)
Other	99	(71)
Net cash used for investing activities	(2,181)	(1,356)

Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	1,289	350
Proceeds from debt	9,928	6,538
Payments of debt	(7,331)	(6,503)
Acquisition of non-controlling interests	(2,108)	—
Stock purchases	(187)	(110)
Proceeds related to employee stock plans	32	21
Cash dividends paid	(833)	(808)
Other	(22)	(134)
Net cash provided by (used for) financing activities	769	(647)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	13
Changes in cash, cash equivalents and restricted cash:
Net increase in cash, cash equivalents and restricted cash	756	566
Cash, cash equivalents and restricted cash at beginning of period	1,270	746
Cash, cash equivalents and restricted cash at end of period	$2,027	$1,311
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2022 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting policies

Basis of presentation
The Consolidated Condensed Financial Statements of Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Consolidated Condensed Financial Statements include all subsidiaries in which the Company holds a controlling interest. The Company uses the equity method of accounting for equity investments in less than majority-owned companies if the investment provides the ability to exercise significant influence. All intercompany transactions have been eliminated.

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

The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances, including estimates of the impact of the COVID-19 pandemic (“COVID-19”). The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous factors discussed throughout this Quarterly Report on Form 10-Q including, but not limited to, the severity and duration of COVID-19, the extent to which it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of February 28, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangible and other long-lived assets, including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

In the opinion of management, the unaudited Consolidated Condensed Financial Statements for the interim periods presented include all adjustments necessary to present a fair statement of the results for such interim periods. The impact of COVID-19, the influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payor and customer relationships and terms, strategic transactions including acquisitions, dispositions, changes in laws and general economic conditions in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years.

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

Effective as of the first quarter of fiscal year 2022, the Company is aligned into three reportable segments: United States, International and Walgreens Health. Unless otherwise specified, disclosures in these Consolidated Condensed Financial Statements reflect continuing operations only. See Note 2. Discontinued operations and Note 15. Segment reporting for further information.

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented.

WBA Q2 2022 Form 10-Q	9

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

As of November 30, 2021, Other current assets included a $98 million receivable for purchase price consideration due from AmerisourceBergen that was subject to change upon the finalization of net working capital adjustments. During the three months ended February 28, 2022, the Company finalized the working capital adjustments with AmerisourceBergen resulting in a $38 million reduction in this receivable balance. This reduction of $38 million is recognized as a charge in the Consolidated Condensed Statement of Earnings, in Other (expense) income.

The operating results of the Disposal Group are reported as discontinued operations as the disposition reflected a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.

Results of discontinued operations for prior periods were as follows (in millions):

	Three months ended February 28, 2021	Six months ended February 28, 2021
Sales	$5,243	$10,570
Cost of sales	4,713	9,530
Gross profit	530	1,039
Selling, general and administrative expense	401	816
Operating income from discontinued operations	129	223
Other expense	(9)	(15)
Earnings before income tax – discontinued operations	120	208
Income tax provision	16	24
Post tax earnings from other equity method investments	3	10
Net earnings from discontinued operations	$107	$194

Sales in prior periods from the Disposal Group to the Company's continuing operations are not eliminated and aggregate to (in millions):

	Three months ended February 28, 2021	Six months ended February 28, 2021
Sales	$456	$914

Cash flows from operating and investing activities for discontinued operations in prior periods are (in millions):

Six months ended February 28, 2021
Cash used for operating activities - discontinued operations	$(138)
Cash used for investing activities - discontinued operations	$(31)

See Note 17. Related parties, to the Consolidated Condensed Financial Statements for more information on the Company's transactions and continuing involvement with AmerisourceBergen.

WBA Q2 2022 Form 10-Q	10

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3. Acquisitions and other investments

VillageMD
On November 24, 2021, the Company completed the acquisition of Village Practice Management Company, LLC (“VillageMD”). Pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company purchased additional outstanding equity interests of VillageMD, increasing the Company’s total beneficial ownership in VillageMD’s outstanding equity interests from approximately 30% to approximately 63%, on a fully diluted basis, for a purchase price of $5.2 billion. The total purchase price comprises cash consideration of $4.0 billion and a promissory note of $1.2 billion. The cash consideration of $4.0 billion consisted of $2.9 billion paid to existing shareholders, including $1.9 billion paid to existing shareholders as part of the fully subscribed tender offer concluded on December 28, 2021, and $1.1 billion paid in exchange for new preferred units issued by VillageMD. Subject to notice being served, the Company has an option to prepay, and VillageMD has an option to require redemption of, the promissory note at any time. The promissory note is eliminated in consolidation within the Consolidated Condensed Balance Sheets.

The Company accounted for this acquisition as a business combination resulting in consolidation of VillageMD within the Walgreens Health segment in its financial statements. A non-controlling interest was recognized at fair value. During the three months ended February 28, 2022, the Company recorded certain measurement period adjustments based on additional information primarily to intangibles assets which did not have a material impact on goodwill. As of February 28, 2022, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired. As such, the preliminary purchase price allocation will be subject to further refinement and may change. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified.

As a result of this acquisition, in the three months ended November 30, 2021, the Company recognized a pre-tax gain in Other income in the Consolidated Condensed Statements of Earnings of $1,597 million related to the fair valuation of the Company’s previously held minority equity interest. The Company also recorded a pre-tax gain of $577 million in Other income in the Consolidated Condensed Statements of Earnings related to the conversion to equity of the Company’s previously held investment in convertible debt securities of VillageMD, reclassified from within accumulated other comprehensive income.

The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase Price Allocation:
Total purchase price	$5,200
Less: purchase price for issuance of new preferred units at fair value [1]	(2,300)
Net consideration	2,900
Fair value of share-based compensation awards attributable to pre-combination services [2]	683
Fair value of previously held equity and debt	3,211
Fair value of non-controlling interest	3,257
Total	$10,051

Identifiable assets acquired and liabilities assumed:
Tangible assets [1]	$734
Intangible assets	1,621
Liabilities	(340)
Total identifiable net assets	$2,016

Goodwill	$8,036
1.Comprises cash consideration of $1.1 billion and a promissory note of $1.2 billion. This consideration was provided in exchange for the issuance of new preferred units by VillageMD. VillageMD’s tangible assets acquired exclude this $1.1 billion of cash and $1.2 billion promissory note receivable.
2.Primarily related to vested share-based compensation awards.

WBA Q2 2022 Form 10-Q	11

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

The Company accounted for this acquisition as a business combination resulting in consolidation of Shields within the Walgreens Health segment in its financial statements. A non-controlling interest was recognized at fair value. Under the terms of the transaction agreements, the Company has an option to acquire the remaining equity interests of Shields in the future. Shields’ other equity holders will also have an option to require the Company to purchase the remaining equity interests. Considering the contractual terms related to the non-controlling interest, it is classified as redeemable non-controlling interest in the Consolidated Condensed Balance Sheets.

As of February 28, 2022, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired. As such, the preliminary purchase price allocation will be subject to further refinement and may result in changes. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified.

As a result of this acquisition, in the three months ended November 30, 2021, the Company remeasured its previously held minority equity interest in Shields at fair value resulting in a pre-tax gain of $402 million recognized in Other income in the Consolidated Condensed Statements of Earnings.

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

See Note 15. Segment reporting and Note 16. Sales for further information.

WBA Q2 2022 Form 10-Q	12

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Other acquisitions and investments
The Company acquired certain prescription files and related pharmacy inventory primarily in the U.S. for the aggregate purchase price of $42 million and $116 million during the three and six months ended February 28, 2022, respectively and $28 million and $66 million during the three and six months ended February 28, 2021, respectively.

Note 4. Exit and disposal activities

Transformational Cost Management Program

On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal year 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal year 2021.

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024. As a result, the Company increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. The Company is on track to achieve the savings target.

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

Since the inception of the Transformational Cost Management Program to February 28, 2022, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $1.5 billion, which were primarily recorded within selling, general and administrative expenses. These charges included $448 million related to lease obligations and other real estate costs, $296 million in asset impairments, $592 million in employee severance and business transition costs and $175 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three and six months ended February 28, 2022 and 2021 were as follows (in millions):

Three months ended February 28, 2022	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$5	$1	$—	$5
Asset impairments	1	3	—	4
Employee severance and business transition costs	36	—	5	41
Information technology transformation and other exit costs	1	4	—	5
Total pre-tax exit and disposal charges	$43	$8	$5	$56

WBA Q2 2022 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Six months ended February 28, 2022	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$91	$3	$—	$95
Asset impairments	16	28	—	44
Employee severance and business transition costs	56	9	14	79
Information technology transformation and other exit costs	2	11	—	13
Total pre-tax exit and disposal charges	$166	$51	$14	$231

Three months ended February 28, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$18	$—	$—	$18
Asset impairments	1	3	—	4
Employee severance and business transition costs	99	6	17	122
Information technology transformation and other exit costs	4	7	—	11
Total pre-tax exit and disposal charges	$122	$16	$17	$154

Six months ended February 28, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$40	$—	$—	$40
Asset impairments	5	—	—	5
Employee severance and business transition costs	111	34	29	174
Information technology transformation and other exit costs	14	2	—	15
Total pre-tax exit and disposal charges	$170	$36	$29	$235

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2021	$17	$—	$77	$20	$114
Costs	95	44	79	13	231
Payments	(39)	—	(104)	(18)	(160)
Other	(55)	(44)	(3)	—	(102)
Balance at February 28, 2022	$18	$—	$50	$16	$83

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

WBA Q2 2022 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental Balance sheet information related to leases were as follows (in millions):

Balance sheet supplemental information:	February 28, 2022	August 31, 2021
Operating Leases:
Operating lease right-of-use assets	$21,730	$21,893

Operating lease obligations - current	2,277	2,259
Operating lease obligations - non-current	21,951	22,153
Total operating lease obligations	$24,228	$24,412
Finance Leases:
Right-of-use assets included in:
Property, plant and equipment, net	$712	$725
Lease obligations included in:
Accrued expenses and other liabilities	38	37
Other non-current liabilities	965	974
Total finance lease obligations	$1,003	$1,010

Supplemental Statement of earnings information related to leases were as follows (in millions):

	Three months ended February 28,		Six months ended February 28,
Statement of earnings supplemental information:	2022	2021	2022	2021
Operating lease cost
Fixed	$815	$818	$1,619	$1,606
Variable [1]	197	159	402	319
Finance lease cost
Amortization	$11	$11	$22	$22
Interest	13	13	26	26

Sublease income	$26	$21	$51	$41
Impairment of right-of-use assets	3	5	71	15
Gain on sale and leaseback [2]	148	95	235	187

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded within selling, general and administrative expenses.

WBA Q2 2022 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Other supplemental information related to leases were as follows (in millions):

	Six months ended February 28,
Other supplemental information:	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash outflows from operating leases	$1,666	$1,702
Operating cash outflows from finance leases	23	24
Financing cash outflows from finance leases	21	20
Total	$1,710	$1,746

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,005	$1,492
Finance leases	11	—
Total	$1,016	$1,492

Weighted average lease terms and discount rates for real estate leases were as follows:

Weighted average terms and discount rates:	February 28, 2022	August 31, 2021
Weighted average remaining lease term in years:
Operating leases	10.2	10.3
Finance leases	19.6	20.2

Weighted average discount rate:
Operating leases	4.74%	4.77%
Finance leases	5.18%	5.18%

The aggregate future lease payments for operating and finance leases as of February 28, 2022 were as follows (in millions):

Future lease payments:
Fiscal year	Finance lease	Operating lease
2022 (Remaining period)	$45	$1,734
2023	89	3,388
2024	89	3,280
2025	88	3,166
2026	87	3,056
2027	87	2,942
Later	1,067	13,041
Total undiscounted minimum lease payments	$1,551	$30,607
Less: Present value discount	(548)	(6,379)
Lease liability	$1,003	$24,228

WBA Q2 2022 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Equity method investments

Equity method investments were as follows (in millions, except percentages):

	February 28, 2022		August 31, 2021
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$4,363	28%	$4,407	28%
Others	1,884	8% - 50%	2,580	8% - 50%
Total	$6,247		$6,987

AmerisourceBergen investment
As of February 28, 2022 and August 31, 2021, the Company owned 58,854,867 AmerisourceBergen common shares, representing approximately 28.2% of its outstanding common stock based on the most recent share count publicly reported by AmerisourceBergen in its most recent quarterly report on Form 10-Q.

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

During the six months ended February 28, 2022 and 2021, the Company recognized equity income of $202 million and equity losses of $1.3 billion, in AmerisourceBergen, respectively. The equity losses for the period ended February 28, 2021 were primarily due to AmerisourceBergen's recognition of loss of $5.6 billion, net of tax, related to its ongoing opioid litigation in its financial statements for the three months ended September 30, 2020.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at February 28, 2022 and August 31, 2021 was $8.4 billion and $7.2 billion, respectively. As of February 28, 2022 the carrying value of the Company’s investment in AmerisourceBergen exceeded its proportionate share of the net assets of AmerisourceBergen by $4.3 billion. This premium of $4.3 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments include its U.S. investments in Option Care Health, through its subsidiary HC Group Holdings I, LLC, and BrightSpring Health Services, and the Company’s investments in China in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd, Guangzhou Pharmaceuticals Corporation and Nanjing Pharmaceutical Company Limited.

The Company reported $31 million and $13 million of post-tax equity earnings from other equity method investments for the three months ended February 28, 2022 and 2021, respectively. The Company reported $24 million and $29 million of post-tax equity earnings from other equity method investments for the six months ended February 28, 2022 and 2021, respectively.

During the three months ended February 28, 2022, the Company recognized an other-than-temporary impairment of $124 million related to an equity method investment in China. The impairment was derived using Level 3 inputs, including financial projections and market multiples of comparable companies.

During the three months ended November 30, 2021, the Company acquired majority equity interests in VillageMD and Shields. The Company accounted for these acquisitions as business combinations resulting in the remeasurement of its previously held minority equity interests and convertible debt securities at fair value resulting in pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively, recognized in Other income in the Consolidated Condensed Statements of Earnings. As a result of these transactions, the Company now consolidates VillageMD and Shields within the Walgreens Health segment in its financial statements. During the three months ended February 28, 2021, the Company recorded a gain of $191 million in Other (expense) income due to a partial sale of its equity method investment in Option Care Health.

WBA Q2 2022 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Summarized financial information

Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Statements of earnings (loss) (in millions)

	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Sales	$67,955	$59,425	$135,543	$115,527
Gross Profit	3,389	2,672	6,809	5,089
Net earnings (loss)	564	486	872	(4,329)
Share of earnings (loss) from equity method investments	133	94	226	(1,264)

The summarized financial information for equity method investments has been included on an aggregated basis for all investments as reported for the three and six months ended February 28, 2022 and 2021, respectively.

Note 7. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value.

Based on the analysis completed during fiscal year 2021, as of the June 1, 2021 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 18% to approximately 195%. Boots reporting unit's fair value was in excess of its carrying value by approximately 18%, compared to a nominal amount as of June 1, 2020. Other international reporting unit's fair value was in excess of its carrying value by approximately 29%. As of February 28, 2022, the carrying values of goodwill were $1.0 billion and $384 million for the Boots reporting unit and the Other international reporting unit, respectively.

As of June 1, 2021, the fair values of indefinite-lived intangibles within the Boots reporting unit exceeded their carrying value amounts ranging from approximately 5% to approximately 27%. As of February 28, 2022 and August 31, 2021, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $7.3 billion.

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

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

Goodwill roll forward:	United States	International	Walgreens Health	Walgreens Boots Alliance, Inc.
August 31, 2021	$10,947	$1,474	$—	$12,421
Acquisitions	—	—	9,549	9,549
Currency translation adjustments	—	(12)	—	(12)
February 28, 2022	$10,947	$1,462	$9,549	$21,958

WBA Q2 2022 Form 10-Q	18

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets	February 28, 2022	August 31, 2021
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,439	$3,522
Primary care provider network	1,244	—
Trade names and trademarks	703	361
Developed technology [2]	352	156
Purchasing and payor contracts	15	317
Others [2]	77	65
Total gross amortizable intangible assets	$6,829	$4,421

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,457	$1,335
Primary care provider network	26	—
Trade names and trademarks	242	226
Developed technology [2]	29	8
Purchasing and payor contracts	3	227
Others [2]	31	29
Total accumulated amortization	1,787	1,826
Total amortizable intangible assets, net	$5,042	$2,595

Indefinite-lived intangible assets
Trade names and trademarks	$5,265	$5,276
Pharmacy licenses	2,045	2,066
Total indefinite-lived intangible assets	$7,310	$7,342

Total intangible assets, net	$12,352	$9,936
1Includes purchased prescription files.
2Includes certain reclassifications to conform to the current period presentation.

Amortization expense for intangible assets was $175 million and $340 million for the three and six months ended February 28, 2022, respectively, and $114 million and $208 million for the three and six months ended February 28, 2021, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at February 28, 2022 is as follows (in millions):

	2022 (Remaining period)	2023	2024	2025	2026	2027
Estimated annual amortization expense	$302	$576	$557	$524	$504	$454

WBA Q2 2022 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 8. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	February 28, 2022	August 31, 2021
Short-term debt
Commercial paper	$1,264	$—
$8 billion note issuance [1]
3.300% unsecured notes due 2021 [2]	—	1,250
$4 billion note issuance [4]
3.100% unsecured notes due 2022	731	—
Other [3]	111	56
Total short-term debt	$2,105	$1,305

Long-term debt
Credit facilities
Unsecured credit facility due 2023	$1,997	$—
Unsecured credit facility due 2024	998	—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	847	—
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	497	497
4.100% unsecured notes due 2050	792	792
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,442	1,442
4.650% unsecured notes due 2046	318	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024	1,154	1,154
4.500% unsecured notes due 2034	301	301
4.800% unsecured notes due 2044	868	868
£700 million note issuance [1]
3.600% unsecured Pound sterling notes due 2025	407	408
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	848	873
$4 billion note issuance [4]
3.100% unsecured notes due 2022	—	731
4.400% unsecured notes due 2042	263	263
Other [3]	471	29
Total long-term debt, less current portion	$11,203	$7,675

1Notes are unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
2On September 18, 2021, the Company redeemed in full the $1.25 billion aggregate principal amount outstanding of its 3.300% unsecured notes due 2021 issued by the Company on November 18, 2014.

WBA Q2 2022 Form 10-Q	20

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
3Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies. Other long term debt includes $442 million of debt acquired as part of Shields acquisition.
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

Credit facilities

November 15, 2021, Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the“364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). An aggregate amount of $3.0 billion or more of the November 2021 DDTL is for the purpose of funding the consideration due in respect of the purchase of an increased equity stake in VillageMD, and paying fees and expenses related to the foregoing, and the remainder can be used for general corporate purposes. The November 2021 DDTL is available for drawing in one or more tranches until May 15, 2022. The maturity date on the 364-day loan, the two-year loan and the three-year loan is, in each case, the earlier of the date that is 364 days, two years and three years from the date of the first drawing under each facility and February 14, 2023, February 15, 2024 and February 15, 2025 respectively. As of February 28, 2022, there were $3.0 billion in borrowings outstanding under the November 2021 DDTL.

Borrowings under the November 2021 DDTL bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate, eurocurrency rate or, from and after the date that daily Secured Overnight Financing Rate (“SOFR”) becomes available under the November 2021 DDTL, the daily SOFR rate, in each case, plus an applicable margin. For the 364-day tranche, the applicable margin is (i) prior to the six month anniversary of the Margin Trigger Date, as defined in the November 2021 DDTL (the “Margin Trigger Date”) , 0.70% in the case of eurocurrency rate loans and daily SOFR loans, and 0.00% in the case of alternate base rate loans and (ii) on and after the six month anniversary of the Margin Trigger Date, 0.75% in the case of eurocurrency rate loans and daily SOFR loans, and 0.00% in the case of alternate base rate loans. For the 2-year and 3-year tranche, the applicable margin is 0.85% and 1.00%, respectively, in the case of eurocurrency rate loans and daily SOFR loans, and 0.00% in the case of alternate base rate loans.

December 23, 2020, Revolving Credit Agreement
On December 23, 2020, the Company entered into a $1.25 billion senior unsecured 364-day revolving credit facility and a $2.25 billion senior unsecured 18-month revolving credit facility, with a swing line subfacility commitment amount of $350 million, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2020 Revolving Credit Agreement”). The 364-day facility’s termination date is the earlier of (i) 364 days from December 23, 2020, the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 364-day facility pursuant to the 2020 Revolving Credit Agreement. The 18-month facility’s termination date is the earlier of (i) 18 months from the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 18-Month Facility pursuant to the 2020 Revolving Credit Agreement. As of February 28, 2022, commitments under the 364-day facility had expired and there were no borrowings outstanding under the 18-month revolving credit facility.

WBA Q2 2022 Form 10-Q	21

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time-to-time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of February 28, 2022, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities also contain various other customary covenants. As of February 28, 2022, the Company was in compliance with all such applicable covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily U.S. commercial paper outstanding of $1.1 billion and $2.2 billion at a weighted average interest rate of 0.33% and 0.51% for the six months ended February 28, 2022 and 2021, respectively.

A subsidiary of the Company had average daily commercial paper outstanding, which was issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program, of £300 million, or approximately $418 million at a weighted average interest rate of 0.43% for the six months ended February 28, 2021. The subsidiary of the Company repaid the commercial paper issued under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility commercial paper program on May 14, 2021.

Interest
Interest paid by the Company was $211 million and $301 million for the six months ended February 28, 2022 and 2021, respectively.

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

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

WBA Q2 2022 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

February 28, 2022	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$115	$3	Other current assets
Foreign currency forwards	4	—	Other non-current assets
Cross currency interest rate swaps	155	1	Other non-current assets
Foreign currency forwards	569	5	Other current liabilities
Cross currency interest rate swaps	159	7	Other current liabilities
Foreign currency forwards	12	—	Other non-current liabilities
Cross currency interest rate swaps	640	18	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$1,865	$9	Other current assets
Total return swap	104	1	Other current assets
Foreign currency forwards	2,797	18	Other current liabilities
Total return swap	150	1	Other current liabilities

August 31, 2021	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$575	$7	Other current assets
Cross currency interest rate swaps	155	1	Other non-current assets
Foreign currency forwards	6	—	Other non-current assets
Foreign currency forwards	31	1	Other current liabilities
Cross currency interest rate swaps	109	9	Other current liabilities
Cross currency interest rate swaps	801	23	Other non-current liabilities
Foreign currency forwards	23	1	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,636	$38	Other current assets
Total return swap	224	2	Other current assets
Foreign currency forwards	808	3	Other current liabilities
Total return swap	37	—	Other current liabilities

WBA Q2 2022 Form 10-Q	23

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Net investment hedges
The Company uses cross currency interest rate swaps and foreign currency forward contracts to hedge net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in Currency translation adjustments, a component of Accumulated other comprehensive income (loss) in the Consolidated Condensed Balance Sheets.
Cash flow hedges
The Company uses interest rate swaps to hedge the variability in forecasted cash flows of certain floating-rate debt. For qualifying cash flow hedges, changes in the fair value of the derivatives are recorded in Unrealized gain (loss) on cash flow hedges, a component of Accumulated other comprehensive income (loss) in the Consolidated Condensed Balance Sheets, and released to the Consolidated Statements of Earnings when the hedged cash flows affect earnings.
Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The Company also utilizes total return swaps to economically hedge variability in compensation charges related to certain deferred compensation obligations. The income (expense) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three months ended February 28,		Six months ended February 28,
	Location in Consolidated Condensed Statements of Earnings	2022	2021	2022	2021
Foreign currency forwards	Selling, general and administrative expenses	$(51)	$(95)	$4	$(124)
Total return swap	Selling, general and administrative expenses	(8)	16	(10)	29
Foreign currency forwards	Other income (expense)	—	7	(1)	(1)

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

WBA Q2 2022 Form 10-Q	24

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2022	Level 1	Level 2	Level 3
Assets:
Investments in debt securities [1]	$20	$—	$—	$20
Foreign currency forwards [2]	12	—	12	—
Cross currency interest rate swaps [3]	1	—	1	—
Investments in equity securities [4]	1	1	—	—
Liabilities:
Cross currency interest rate swaps [3]	$25	$—	$25	$—
Foreign currency forwards [2]	23	—	23	—
Total return swap	1	—	1	—

	August 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds [5]	$634	$634	$—	$—
Investments in debt securities [6]	663	—	—	663
Foreign currency forwards [2]	46	—	46	—
Cross currency interest rate swaps [3]	1	—	1	—
Total return swaps	2	—	2	—
Investments in equity securities [4]	2	2	—	—
Liabilities:
Cross currency interest rate swaps [3]	$32	$—	$32	$—
Foreign currency forwards [2]	5	—	5	—

1.Level 3 debt securities are valued using standard valuation techniques based on income and market approach.
2.The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 9. Financial instruments, for additional information.
3.The fair value of interest rate swaps and cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 9. Financial instruments, for additional information.
4.Fair values of quoted investments are based on current bid prices as of February 28, 2022 and August 31, 2021.
5.Money market funds are valued at the closing price reported by the fund sponsor.
6.Level 3 debt securities include investments in convertible debt securities of VillageMD which are valued on a quarterly basis using the Probability Weighted Expect Return Method with gains or losses recorded in Other Comprehensive Income. Inputs include the enterprise value, expected holding term of the investment, volatility and risk-free interest rates.

There were no transfers between Levels for the three and six months ended February 28, 2022.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of February 28, 2022, the carrying amounts and estimated fair values of long-term notes outstanding including the current portion were $8.5 billion and $8.8 billion, respectively.

The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market prices and translated at the February 28, 2022 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of February 28, 2022. See Note 8. Debt, for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

WBA Q2 2022 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 11. Commitments and contingencies

The Company is involved in legal proceedings arising in the normal course of its business, including litigation, arbitration and other claims, and investigations, inspections, subpoenas, audits, claims, inquiries and similar actions by governmental authorities in pharmacy, healthcare, tax and other areas. Some of these proceedings may be class actions, and some involve claims for large or indeterminate amounts, including punitive or exemplary damages, and they may remain unresolved for several years. Legal proceedings in general, and securities, class action and multi-district litigation, in particular, can be expensive and disruptive.

From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. Gain contingencies, if any, are recognized when they are realized.

The Company is subject to extensive regulation by national, state and local government agencies in the U.S. and other countries in which it operates. The Company’s business, compliance and reporting practices are subject to intensive scrutiny under applicable regulation, including review or audit by regulatory authorities. As a result, the Company regularly is the subject of government actions of the types described herein. The Company also may be named from time to time in qui tam actions initiated by private parties. In such an action, a private party purports to act on behalf of federal or state governments, alleges that false claims have been submitted for payment by the government and may receive an award if its claims are successful. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on its own purporting to act on behalf of the government.

The results of legal proceedings, including government investigations, are often uncertain and difficult to predict, and the costs incurred in these matters can be substantial, regardless of the outcome. In addition, as a result of governmental investigations or proceedings, the Company may be subject to damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and suspension or exclusion from participation in government programs.

We describe below certain proceedings against the Company in which the amount of loss could be material. We accrue for legal claims when, and to the extent that, the amount or range of probable loss can be reasonably estimated. We believe we have meritorious defenses in each of these proceedings, and we intend to defend each case vigorously, but there can be no assurance as to the ultimate outcome. With respect to litigation and other legal proceedings where the Company has determined a material loss is reasonably possible, except as otherwise disclosed, we are not able to make a reasonable estimate of the amount or range of loss that is reasonably possible above any accrued amounts in these proceedings, due to various reasons, including: we have factual and legal arguments that, if successful, will eliminate or sharply reduce the possibility of loss; we do not have sufficient information about the arguments and the evidence plaintiffs will advance with respect to their damages; some of the cases have been stayed; certain proceedings present novel and complex questions of public policy; legal and factual determinations and judicial and governmental procedure; the large number of parties involved; and the inherent uncertainties related to such litigations.

Litigation Relating to 2016 Goals

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

WBA Q2 2022 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.)) The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. The Company’s motion to dismiss the consolidated class action complaint filed on August 17, 2015 was granted in part and denied in part on September 30, 2016. The court granted plaintiff’s motion for class certification on March 29, 2018, and plaintiff filed a first amended complaint on December 19, 2018. A motion to dismiss the first amended complaint was granted in part and denied in part on September 23, 2019. Fact discovery and expert discovery have concluded. On November 2, 2021, the Court denied plaintiffs’ motion for summary judgment and granted in part and denied in part defendants’ cross motion. On March 2, 2022 the Court granted the Company’s motion to reconsider a portion of that ruling.

Securities Claims Relating to Rite-Aid Merger

On December 11, 2017, purported Rite Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. class action”) arising out of transactions contemplated by the merger agreement between the Company and Rite Aid. The amended complaint alleges that the Company and certain of its officers made false or misleading statements regarding the transactions. The Court denied the Company’s motion to dismiss the amended complaint on April 15, 2019. The Company filed an answer and affirmative defenses, and the Court granted plaintiffs' motion for class certification. Fact discovery has concluded and expert discovery is ongoing. In October and December 2020, two separate purported Rite Aid Shareholders filed actions in the same court opting out of the class in the M.D. Pa. class action and making nearly identical allegations as those in the M.D. Pa. class action (the “Opt-out Actions”). The Opt-out Actions have been stayed until the earlier of (a) 30 days after the entry of an order resolving any pre-trial dispositive motions in the M.D. Pa. class action, or (b) 30 days after the entry of an order of final approval of any settlement of the M.D. Pa. class action.

Claims Relating to Opioid Abuse

The Company is among an array of defendants in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated many of these cases in a consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-md-2804), which is pending in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”). The Company is a defendant in the following multidistrict litigation (MDL) bellwether cases:

•One case remanded to the U.S. District Court for the Northern District of California (City and Cnty. of San Francisco, et al. v. Purdue Pharma L.P., et al., Case No. 3:18-cv-07591-CRB), originally scheduled for trial in October 2021, but now scheduled for April 2022.
•Two cases in N.D. Ohio (Cnty. of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; Cnty. of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079). In November 2021, the jury in that case returned a verdict after trial in favor of the plaintiffs as to liability, and the court has scheduled a second trial regarding remedies to take place in May 2022. The court has yet to determine how much each defendant will pay in damages. The Company is unable to predict the outcome relative to remedies or apportionment and believes it has very strong grounds for appeal.
•One case remanded to the U. S. District Court for the Eastern District of Oklahoma (The Cherokee Nation v. McKesson Corp., et al., Case No. 18-CV-00056-RAW-SPS).
•Five additional bellwether cases designated in April 2021: (1) Cobb Cnty. v. Purdue Pharma L.P., et al., Case No. 18-op-45817; (2) Durham Cnty. v. AmerisourceBergen Drug Corp., et al., Case No. 19-op-45346; (3) Montgomery Cnty. Bd. of Cnty. Commrs., et al. v. Cardinal Health, Inc., et al., Case No. 18-op-46326; (4) Board of Cnty. Commrs. of the Cnty. of Santa Fe v. Purdue Pharma L.P., et al., Case No. 18-op-45776; and (5) Cnty. of Tarrant v. Purdue Pharma L.P., et al., Case No. 18-op-45274.
•Two consolidated cases in N.D. Ohio (Cnty. of Summit, Ohio, et al v. Purdue Pharma L.P., et al., Case No. 18-op-45090; Cnty. of Cuyahoga, Ohio, et al. v. Purdue Pharma L.P., Case No. 18-op-45004), previously scheduled for trial in November 2020 but postponed indefinitely.

The Company also has been named as a defendant in numerous actions brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in the following states:

WBA Q2 2022 Form 10-Q	27

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

•Florida (State of Florida, Office of the Attorney General, Department of Legal Affairs v. Purdue Pharma L.P., et al., Case No. 2018-CA-001438, Sixth Judicial Circuit in and for Pasco County, Florida - April 2022).
•New Mexico (State of New Mexico, ex rel. Hector Balderas, Attorney General v. Purdue Pharma L.P., et al., Case No. D-101-cv-2017-02541, First Judicial District Court, Santa Fe County, New Mexico - September 2022).
•West Virginia (State of West Virginia, ex rel. Patrick Morrisey, Attorney General v. Walgreens Boots Alliance, Inc., et al., Civil Action No.20-C-82 PNM, Circuit Court of Kanawha County, West Virginia, - September 2022.
•Michigan (State of Michigan, ex rel. Dana Nessel, Attorney General v. Cardinal Health, Inc., et al., Case No. 19-016896-NZ, Circuit Court for Wayne County, Michigan - October 2022).
•Alabama (Mobile County Board of Health, et al. v. Fisher, et al., Cause No. CV-2019-902806.00, Circuit Court of Mobile County, Alabama - January 2023); (The DCH Health Care Authority, et al. v. Purdue Pharma LP, et al., Cause No. CV-2019-000007.00, and Fort Payne Hospital Corporation, et al. v. McKesson, et al., CV-2021-900016, consolidated in the Circuit Court of Conecuh County, Alabama - March 2023).
•Nevada (State of Nevada v. McKesson Corporation, et al., Case No. A-19-796755-B, Eighth Judicial District Court, Clark County, Nevada - April 2023).
•Missouri (Jefferson County, Missouri v. Dannie E. Williams, M.D., et al., Cause No. 20JE-CC00029, Twenty-Third Judicial Circuit, Jefferson County, Missouri - July 2023).

Two consolidated cases in New York state court (County of Suffolk v. Purdue Pharma L.P., et al., Index No. 400001/2017; County of Nassau v. Purdue Pharma L.P., et al., Index No. 400008/2017, Supreme Court of the State of New York, Suffolk County, New York) were resolved as to the Company in June 2021.

The relief sought by various plaintiffs in these matters includes compensatory, abatement and punitive damages, as well as injunctive relief. In connection with these matters, the Company continues to engage with various parties regarding possible resolution. Additionally, the Company has received from the U.S. Department of Justice and the Attorneys General of numerous states subpoenas, civil investigative demands, and other requests concerning opioid-related matters. The Company continues to communicate with the Department of Justice with respect to purported violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing opioid prescriptions at certain Walgreens locations.

Note 12. Income taxes

The effective tax rate from continuing operations for the three months ended February 28, 2022 was 18.2%, compared to 4.4% for the three months ended February 28, 2021. The increase in the effective tax rate was primarily due to prior year discrete tax benefits recorded for the reduction of a valuation allowance on net deferred tax assets and tax benefits from internal restructuring.

The effective tax rate for the six months ended February 28, 2022 was an expense of 9.4%, primarily due to lower tax expense on gains from consolidation of the Company's investment in VillageMD and Shields. See Note 3. Acquisitions and other investments for further information. The effective tax rate for the six months ended February 28, 2021 was a benefit of 48.6% due to the discrete tax effect of equity losses in AmerisourceBergen. See Note 6. Equity method investments for further information.

Income taxes paid for the six months ended February 28, 2022 and 2021 were $201 million and $175 million, respectively.

Note 13. Retirement benefits

The Company sponsors several retirement plans, including defined benefit plans, defined contribution plans and a postretirement health plan.

WBA Q2 2022 Form 10-Q	28

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

Components of net periodic pension costs (income) for the defined benefit pension plans (in millions):

		Three months ended February 28,		Six months ended February 28,
	Location in Consolidated Condensed Statements of Earnings	2022	2021	2022	2021
Service costs	Selling, general and administrative expenses	$1	$2	$3	$3
Interest costs	Other income	38	35	78	68
Expected returns on plan assets/other	Other income	(72)	(83)	(146)	(163)
Total net periodic pension income		$(33)	$(47)	$(65)	$(92)

The Company made cash contributions to its defined benefit pension plans of $3 million for the six months ended February 28, 2022, which primarily related to committed payments. The Company plans to contribute an additional $38 million to its defined benefit pension plans during the remainder of fiscal year 2022.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $54 million and $123 million for the three and six months ended February 28, 2022, respectively, compared to an expense of $55 million and $112 million for the three and six months ended February 28, 2021, respectively.

The Company also has certain contract based defined contribution arrangements. The principal arrangement is based in the UK, to which both the Company and participating employees contribute. The Company recognized an expense of $23 million and $48 million for the three and six months ended February 28, 2022, respectively, compared to an expense of $26 million and $52 million for the three and six months ended February 28, 2021, respectively.

WBA Q2 2022 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (“AOCI”) by component and net of tax for the three and six months ended February 28, 2022 and 2021 (in millions):

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2021	$(364)	$(9)	$9	$(74)	$(1,863)	$(2,301)
Other comprehensive income (loss) before reclassification adjustments	1	—	(22)	(105)	78	(48)
Amounts reclassified from AOCI	(5)	1	—	—	3	(1)
Other	(6)	—	—	—	—	(6)
Tax benefit	2	—	2	26	—	29
Net change in other comprehensive income (loss)	(8)	—	(20)	(80)	81	(26)
Balance at February 28, 2022	$(372)	$(9)	$(11)	$(154)	$(1,782)	$(2,328)

	Pension/ post- retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Unrealized gain (loss) on AFS	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2021	$(359)	$(10)	$(35)	$96	$(29)	$(1,772)	$(2,109)
Other comprehensive income (loss) before reclassification adjustments	—	—	31	450	(165)	(9)	307
Amounts reclassified from AOCI	(11)	1	—	(577)	—	(1)	(587)
Other	(6)	—	—	—	—	—	(6)
Tax benefit (provision)	3	(1)	(8)	31	40	—	66
Net change in other comprehensive income (loss)	(13)	1	24	(96)	(125)	(10)	(220)
Balance at February 28, 2022	$(372)	$(9)	$(11)	$—	$(154)	$(1,782)	$(2,328)

	Pension/ post- retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2020	$(736)	$(27)	$(41)	$(5)	$(2,873)	$(3,682)
Other comprehensive income (loss) before reclassification adjustments	(1)	10	(65)	13	402	359
Amounts reclassified from AOCI	(2)	1	—	—	2	1
Tax benefit (provision)	1	(3)	16	2	—	16
Net change in other comprehensive income (loss)	(2)	9	(49)	15	404	376
Balance at February 28, 2021	$(739)	$(18)	$(90)	$10	$(2,469)	$(3,306)

WBA Q2 2022 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post- retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2020	$(748)	$(31)	$(34)	$(10)	$(2,948)	$(3,771)
Other comprehensive income (loss) before reclassification adjustments	16	14	(80)	19	474	444
Amounts reclassified from AOCI	(4)	3	—	—	5	4
Tax benefit (provision)	(3)	(4)	24	1	—	17
Net change in other comprehensive income (loss)	9	13	(56)	20	479	465
Balance at February 28, 2021	$(739)	$(18)	$(90)	$10	$(2,469)	$(3,306)

Note 15. Segment reporting

In conjunction with the launch of its new consumer-centric healthcare strategy, in fiscal year 2022, the Company announced the creation of a new operating segment, Walgreens Health. As a result, beginning in fiscal year 2022, the Company is now aligned into three reportable segments: United States, International and Walgreens Health.

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

Walgreens Health
The Company’s Walgreens Health segment, created at the beginning of fiscal year 2022, is a consumer-centric, technology-enabled healthcare business that engages consumers through a personalized, omni-channel experience across the care journey. Walgreens Health delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

The Walgreens Health segment currently consists of a majority position in VillageMD, a leading, national provider of value-based primary care services; a majority position in Shields, a specialty pharmacy integrator and accelerator for hospitals; and the Walgreens Health organically-developed business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

Selling, general and administrative costs for Walgreens Health for the three and six months ended February 28, 2021 have been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation.

WBA Q2 2022 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in “Corporate and Other”.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Sales:
United States	$27,667	$27,344	$55,699	$54,507
International	5,563	5,425	11,381	9,709
Walgreens Health	527	—	577	—
Corporate and Other [1]	(1)	10	(1)	—
Walgreens Boots Alliance, Inc.	$33,756	$32,779	$67,656	$64,217

Adjusted operating income:
United States	$1,588	$1,163	$3,277	$2,318
International	226	146	389	232
Walgreens Health	(77)	(11)	(90)	(14)
Corporate and Other	(79)	(72)	(143)	(114)
Walgreens Boots Alliance, Inc.	$1,657	$1,225	$3,434	$2,422

1.Includes certain eliminations.

The following table reconciles adjusted operating income to operating income (in millions):

	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Adjusted operating income	$1,657	$1,225	$3,434	$2,422
Adjustments to equity earnings (loss) in AmerisourceBergen	(51)	(45)	(94)	(1,526)
Transformational cost management	(70)	(178)	(273)	(278)
Acquisition-related amortization	(250)	(114)	(415)	(209)
Certain legal and regulatory accruals and settlements	—	(60)	—	(60)
LIFO provision	5	(2)	(9)	(35)
Acquisition-related costs	(44)	5	(115)	(16)
Operating income	$1,246	$832	$2,529	$298

WBA Q2 2022 Form 10-Q	32

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
United States
Pharmacy	$19,820	$20,494	$40,925	$41,363
Retail	7,847	6,850	14,774	13,144
Total	27,667	27,344	55,699	54,507

International
Pharmacy	958	938	1,975	1,833
Retail	1,880	1,632	3,676	3,154
Wholesale	2,725	2,855	5,730	4,722
Total	5,563	5,425	11,381	9,709

Walgreens Health	527	—	577	—

Corporate and Other [1]	(1)	10	(1)	—
Walgreens Boots Alliance, Inc.	$33,756	$32,779	$67,656	$64,217
1Includes certain eliminations.

See Note 19. Supplemental information for further information on receivables from contracts with customers.

Note 17. Related parties

The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations. Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Related party transactions with AmerisourceBergen (in millions) were as follows:

	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Purchases, net	$15,063	$15,062	$30,854	$30,503

	February 28, 2022	August 31, 2021
Trade accounts payable, net	$6,390	$6,589

See Note 2. Discontinued operations for further information.

On December 28, 2021, in accordance with the terms of the Unit Purchase Agreement, VillageMD settled the fully subscribed tender offer using cash proceeds provided by the Company. The Company purchased $1.9 billion of units in VillageMD for cash, from existing holders, including Mr. Steven Shulman, the lead director of VillageMD, who received proceeds of approximately $117 million in consideration for the tender of 287,781 units in VillageMD. See Note 3. Acquisitions and Other investments for further information. After giving effect to the tender offer, Mr. Shulman owns approximately 1.8% of outstanding equity interests of VillageMD. On January 27, 2022, pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company appointed Mr. Shulman to the Company’s Board of Directors.

WBA Q2 2022 Form 10-Q	33

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

Effects of reference rate reform on financial reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable, or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to the above ASU to clarify certain optional expedients in Topic 848. The Company adopted the new standard effective September 1, 2021, and the adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.

New accounting pronouncements not yet adopted

Acquired contract assets and contract liabilities in a business combination
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). This ASU is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal year 2024). The Company is evaluating the effect of adopting this new accounting guidance.

WBA Q2 2022 Form 10-Q	34

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Disclosures by business entities about government assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. This ASU requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021 (fiscal year 2023). The Company is evaluating the effect of adopting this new accounting guidance.

Note 19. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $4.1 billion and $4.5 billion at February 28, 2022 and August 31, 2021, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see Note 17. Related parties), were $1.2 billion and $1.1 billion at February 28, 2022 and August 31, 2021, respectively.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Depreciation expense	$348	$346	$683	$690
Intangible asset and other amortization	175	114	340	208
Total depreciation and amortization expense	$524	$460	$1,024	$897

Accumulated depreciation and amortization on property, plant and equipment was $13.5 billion at February 28, 2022 and $13.1 billion at August 31, 2021.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits cash restricted by law and other obligations. The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows (in millions):

	February 28, 2022	August 31, 2021
Cash and cash equivalents	$1,887	$1,193
Restricted cash (included in other current assets)	140	77
Cash, cash equivalents and restricted cash	$2,027	$1,270

WBA Q2 2022 Form 10-Q	35

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Redeemable non-controlling interest
The following is a roll forward of the redeemable non-controlling interest in the Consolidated Condensed Balance Sheets (in millions):

Redeemable non-controlling interest roll forward:	Three months ended February 28, 2022	Six months ended February 28, 2022
Opening balance	$2,787	$319
Recognition upon acquisition of subsidiary [1]	—	2,489
Acquisition of non-controlling interests [2]	(2,047)	(2,047)
Redemption price adjustments [3]	83	90
Net loss attributable to redeemable non-controlling interest	(12)	(33)
Currency translation adjustments and other	2	(6)
Balance at February 28, 2022	$812	$812

1 Includes $1.9 billion of redeemable non-controlling interest, representing the maximum purchase price to redeem non-controlling units in VillageMD for cash, and redeemable non-controlling interest in Shields.
2 Includes $1.9 billion paid to existing shareholders of VillageMD as part of the fully subscribed tender offer and the acquisition of the remaining 30% non-controlling equity interest in the pharmaceutical wholesale business in Germany.
3 Remeasurement of non-controlling interests, which are probable of redemption but not currently redeemable, to their redemption value, within Paid in capital in the Consolidated Condensed Balance Sheets.

See Note 3. Acquisitions and other investments for further information.

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 17.9 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation as of February 28, 2022, compared to 17.1 million as of February 28, 2021.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2022	2021
November	$0.4775	$0.4675
February	$0.4775	$0.4675
Total	$0.9550	$0.9350

WBA Q2 2022 Form 10-Q	36

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

INTRODUCTION AND SEGMENTS

Walgreens Boots Alliance, Inc. and its subsidiaries (“Walgreens Boots Alliance” or the “Company”) is a global leader in retail pharmacy and is positioning to become a leading provider of healthcare services. Its operations are conducted through three reportable segments:
•United States,
•International, and
•Walgreens Health

See Note 15. Segment reporting and Note 16. Sales, to the Consolidated Condensed Financial Statements for further information.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of the COVID-19 pandemic (“COVID-19”) on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen Corporation (“AmerisourceBergen”); the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws, including U.S. tax law changes; the outcome of legal and regulatory matters; changes in trade, tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and current geopolitical instability; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; the impacts of looting, natural disasters, war, terrorism and other catastrophic events; and changes in general economic conditions in the markets in which the Company operates.

Specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S., a significant portion of which is dispensed outside of traditional retail pharmacies. To better serve the evolving specialty pharmacy market, in March 2017, we and Prime Therapeutics LLC (“Prime”), a pharmacy benefit management company (“PBM”), closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens, using an innovative model that seeks to align pharmacy, PBM, and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. On December 31, 2021, we purchased Prime’s portion of the joint venture and now wholly own AllianceRx Walgreens. Certain clients of AllianceRx Walgreens are not obligated to contract through AllianceRx Walgreens, and have in the past, and may in the future, enter into specialty pharmacy and other agreements without involving AllianceRx Walgreens. Certain clients have chosen not to renew their contracts through AllianceRx Walgreens which impacts gross sales. However, considering the relatively low margin nature of this business, the Company does not anticipate this will have a material impact on operating income.

In January 2022, the Company announced a strategic review of its Boots business, including the No7 beauty company. This review is in line with the Company’s renewed priorities and strategic direction, including its increased focus on healthcare services in the U.S. The review is currently in progress.

WBA Q2 2022 Form 10-Q	37

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

COVID-19
COVID-19 has severely impacted, and may continue to impact, the economies of the U.S., the UK and other countries around the world. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, which has adversely affected, and may again adversely affect, our industries and our business operations. Further, financial and credit markets experienced, and may again experience, volatility. Policies and initiatives were put in place to reduce the transmission of COVID-19, among other things, temporary closure or reduced hours of operation of certain store locations in U.S., the UK and other countries, reduced customer traffic and sales in our retail pharmacies and the adoption of work-from-home policies.

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

The Company continues to play a critical role in fighting the COVID-19 pandemic. The Company has worked with the Centers for Disease Control and Prevention (“CDC”), U.S. Department of Health and Human Services (“HHS”) and the U.S. government to help administer COVID-19 vaccinations to the general public, high priority groups, including long-term care facility residents and staff. The United States segment also expanded vaccination models to ensure convenient access, including same-day and walk-in appointments, mobile clinics, employer partnerships and extended hours. As of February 28, 2022, the Company has administered more than 62 million COVID-19 vaccinations, including 12 million booster vaccinations, and more than 26 million COVID-19 tests in the U.S. During the six months ended February 28, 2022, the Company has administered more than 27 million COVID-19 vaccinations and more than 13 million COVID-19 tests in the U.S.

During the three months ended February 28, 2022, performance was driven by execution in COVID-19 vaccine and testing delivery, US retail sales growth, and continued rebound in the International segment. In the United States segment, comparable prescriptions filled increased 4.7%, including a positive impact of 275 basis points from COVID-19 vaccinations. The Company continued to be challenged by staffing shortages and temporary operating hour reductions as the Omicron surge drove an increase in COVID-19 related absences. Comparable retail sales increased reflecting broad based growth across all categories including health and wellness, which was aided by at-home COVID-19 tests. Gross profit increased compared with the year-ago period driven by improved pharmacy margin, aided by COVID-19 vaccinations. The International segment experienced an increase in retail sales in the Boots UK market as footfall improved compared to the year-ago period, however store foot traffic remained below pre-COVID-19 levels with restrictions to combat the Omicron surge in place for most of the quarter. The Company also incurred an increase in selling, general and administrative expenses (“SG&A”) when compared to the prior year, from investments to support COVID-19 vaccinations and testing sales growth in the U.S. and COVID-19 related government support in the UK which occurred in the prior year.

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

WBA Q2 2022 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
WALGREENS HEALTH
In October 2021, the Company announced the launch of its new healthcare strategy. The Company plans to become a leading provider of local clinical care services by leveraging its consumer-centric technology and pharmacy network to deliver value-based care. The Company’s goal is to provide better consumer experiences, improve health outcomes and lower costs.

The Company’s Walgreens Health segment, created at the beginning of fiscal year 2022, is a consumer-centric, technology-enabled healthcare business that engages consumers through a personalized, omni-channel experience across the care journey. Walgreens Health delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

The Walgreens Health segment currently consists of a majority position in Village Practice Management Company, LLC (“VillageMD”), a leading, national provider of value-based primary care services; a majority position in Shields Health Solutions Parent, LLC (“Shields”), a specialty pharmacy integrator and accelerator for hospitals; and the Walgreens Health organically-developed business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

The Company is now aligned into three reportable segments: United States, International and Walgreens Health. Fiscal year 2021 data related to the Walgreens Health segment, has been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation.

See Note 15. Segment reporting to the Consolidated Condensed Financial Statements for further information.

RECENT TRANSACTIONS

VillageMD acquisition
On November 24, 2021, the Company completed the acquisition of VillageMD. Pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company purchased additional outstanding equity interests of VillageMD, increasing the Company’s total beneficial ownership in VillageMD’s outstanding equity interests from approximately 30% to approximately 63%, on a fully diluted basis, for a purchase price of $5.2 billion. The total purchase price comprises cash consideration of $4.0 billion and a promissory note of $1.2 billion. The cash consideration of $4.0 billion consisted of $2.9 billion paid to existing shareholders, including $1.9 billion paid to existing shareholders as part of the fully subscribed tender offer concluded on December 28, 2021, and $1.1 billion paid in exchange for new preferred units issued by VillageMD. Subject to notice being served, the Company has an option to prepay, and VillageMD has an option to require redemption of, the promissory note at any time. The promissory note is eliminated in consolidation within the Consolidated Condensed Balance Sheets.

The Company accounted for this acquisition as a business combination resulting in consolidation of VillageMD within the Walgreens Health segment in its financial statements.

See Note 3. Acquisitions and other investments, and Note 6. Equity method investments to the Consolidated Condensed Financial Statements for further information.

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

See Note 3. Acquisitions and other investments, and Note 6. Equity method investments to the Consolidated Condensed Financial Statements for further information.

WBA Q2 2022 Form 10-Q	39

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
CareCentrix acquisition
On September 4, 2021, the Company executed a Membership Interest Purchase Agreement to acquire a majority equity interest in CareCentrix, a leading player in the post-acute and home care management sectors, for a price that after the application of a net debt adjustment, is expected to be approximately $330 million.

The investment will result in the Company owning approximately 55% controlling equity interest in CareCentrix. Under the terms of the Agreement, the Company has an option to acquire the remaining equity interests of CareCentrix in the future. CareCentrix’ other equity holders will also have an option to require the Company to purchase the remaining equity interests.

The transaction is subject to the receipt of required regulatory clearances and approvals and other customary closing conditions. Upon closing, the Company will account for this acquisition as a business combination and consolidate CareCentrix within the Walgreens Health segment in its financial statements.

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2 billion of annual cost savings by fiscal year 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal year 2021.

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024. As a result, the Company increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. The Company is on track to achieve the savings target.

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

The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to the Transformational Cost Management Program as follows:

Transformational Cost Management Program Activities	Range of Charges
Lease obligations and other real estate costs [1]	$1,250 to $1,350 million
Asset impairments [2]	$525 to $575 million
Employee severance and business transition costs	$1,150 to $1,200 million
Information technology transformation and other exit costs	$400 to $450 million
Total cumulative pre-tax exit and disposal charges	$3.3 to $3.6 billion
Other IT transformation costs	$275 to $325 million
Total estimated pre-tax costs	$3.6 to $3.9 billion
1 Includes impairments relating to operating lease right-of-use and finance lease assets.
2 Primarily related to store closures and other asset impairments.

WBA Q2 2022 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Since the inception of the Transformational Cost Management Program to February 28, 2022, the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $1.8 billion, of which $1.5 billion are recorded as exit and disposal activities. See Note 4. Exit and disposal activities, to the Consolidated Condensed Financial Statements for additional information. These charges included $448 million related to lease obligations and other real estate costs, $296 million in asset impairments, $592 million in employee severance and business transition costs, $175 million of information technology transformation and other exit costs and $241 million other IT costs.

In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) on September 1, 2019.

Costs from continuing operations under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses for the three and six months ended February 28, 2022 and 2021, were as follows (in millions):

Three months ended February 28, 2022	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$5	$1	$—	$5
Asset impairments	1	3	—	4
Employee severance and business transition costs	36	—	5	41
Information technology transformation and other exit costs	1	4	—	5
Total pre-tax exit and disposal charges	$43	$8	$5	$56
Other IT transformation costs	9	5	—	14
Total pre-tax costs	$52	$13	$5	$70

Six months ended February 28, 2022	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$91	$3	$—	$95
Asset impairments	16	28	—	44
Employee severance and business transition costs	56	9	14	79
Information technology transformation and other exit costs	2	11	—	13
Total pre-tax exit and disposal charges	$166	$51	$14	$231
Other IT transformation costs	27	15	—	42
Total pre-tax costs	$193	$66	$14	$273

Three months ended February 28, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$18	$—	$—	$18
Asset impairments	1	3	—	4
Employee severance and business transition costs	99	6	17	122
Information technology transformation and other exit costs	4	7	—	11
Total pre-tax exit and disposal charges	$122	$16	$17	$154
Other IT transformation costs	18	5	—	23
Total pre-tax costs	$140	$21	$17	$178

WBA Q2 2022 Form 10-Q	41

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Six months ended February 28, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$40	$—	$—	$40
Asset impairments	5	—	—	5
Employee severance and business transition costs	111	34	29	174
Information technology transformation and other exit costs	14	2	—	15
Total pre-tax exit and disposal charges	$170	$36	$29	$235
Other IT transformation costs	31	11	—	43
Total pre-tax costs	$201	$47	$30	$278

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary note regarding forward-looking statements” below.

INVESTMENT IN AMERISOURCEBERGEN
As of February 28, 2022 and August 31, 2021, the Company owned 58,854,867 of AmerisourceBergen common shares, representing approximately 28.2% of its outstanding common stock based on the share count publicly reported by AmerisourceBergen in its most recent quarterly report on Form 10-Q. The Company has a shareholders agreement with AmerisourceBergen, which was most recently amended and restated in connection with the Alliance Healthcare Sale (the “A&R Shareholders Agreement”). Pursuant to the A&R Shareholders Agreement, the Company has designated one member of AmerisourceBergen’s board of directors. The Company is also permitted to acquire up to an additional 8,398,752 AmerisourceBergen shares in the open market, and thereafter to designate another member of AmerisourceBergen’s board of directors. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings (loss) attributable to the investment classified within the Operating income of the Company's United States segment. During the six months ended February 28, 2022 and 2021, the Company recognized equity income of $202 million and equity losses of $1.3 billion, in AmerisourceBergen, respectively. The equity losses for the period ended February 28, 2021 were primarily due to AmerisourceBergen's recognition of loss of $5.6 billion, net of tax, related to its ongoing opioid litigation in its financial statements for the three months ended September 30, 2020.

The financial performance of AmerisourceBergen will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. These considerations may materially and adversely affect the Company’s financial condition and results of operations.

For more information, see Note 2. Discontinued operations and Note 6. Equity method investments, to the Consolidated Condensed Financial Statements.

WBA Q2 2022 Form 10-Q	42

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Sales	$33,756	$32,779	$67,656	$64,217
Gross profit	7,708	6,781	15,283	13,411
Selling, general and administrative expenses	6,565	6,029	12,956	11,820
Equity earnings (loss) in AmerisourceBergen	103	80	202	(1,293)
Operating income	1,246	832	2,529	298
Adjusted operating income (Non-GAAP measure) [1]	1,657	1,225	3,434	2,422
Earnings before interest and income tax provision	1,047	1,083	4,947	611
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	883	922	4,463	531
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure) [1]	1,377	1,095	2,833	2,043
Diluted net earnings per common share - continuing operations (GAAP)	1.02	1.06	5.15	0.61
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure) [1]	1.59	1.26	3.27	2.36

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Sales	3.0	4.6	5.4	4.8
Gross profit	13.7	(3.4)	14.0	(2.8)
Selling, general and administrative expenses	8.9	2.0	9.6	0.4
Operating income	49.7	(26.8)	NM	(85.5)
Adjusted operating income (Non-GAAP measure) [1]	35.3	(22.5)	41.8	(17.2)
Earnings before interest and income tax provision	(3.3)	(7.0)	NM	(71.2)
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	(4.1)	6.3	NM	(67.5)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure) [1]	25.8	(12.1)	38.7	(13.7)
Diluted net earnings per common share - continuing operations (GAAP)	(4.1)	8.7	NM	(66.7)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure) [1]	25.9	(10.1)	38.6	(11.4)

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Gross margin	22.8	20.7	22.6	20.9
Selling, general and administrative expenses	19.4	18.4	19.1	18.4

1See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2022 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings from continuing operations
Net earnings attributable to the Company for the three months ended February 28, 2022 were $883 million compared to net earnings of $922 million for the prior year quarter. Diluted net earnings per share was $1.02 compared to diluted net earnings per share of $1.06 for the prior year quarter. The decreases in net earnings and diluted net earnings per share reflect robust operating performance offset by impairment losses of certain equity investments in the current year, as well as the gain on the partial sale of the company's equity method investment in Option Care Health in the year-ago quarter.

Net earnings attributable to the Company for the six months ended February 28, 2022 were $4.5 billion, compared to net earnings of $531 million for the prior year period. Diluted net earnings per share was $5.15 compared to diluted net earnings per share of $0.61 for the prior year period. The increases in net earnings and diluted net earnings per share reflect a $2.5 billion after-tax gain in the first quarter due to the remeasurement of the Company's previously held minority equity and debt investments in VillageMD and Shields to fair value, and a $1.2 billion charge, net of tax, from the company's equity earnings in AmerisourceBergen in the year-ago period.

Other expense for the three months ended February 28, 2022 was $198 million compared to income of $251 million in the year ago quarter. The decrease is mainly due to current year impairment losses of certain equity investments and the gain on the partial sale of the company's equity method investment in Option Care Health in the year-ago quarter. Other income for the six months ended February 28, 2022 was $2.4 billion compared to $313 million in the year ago period. The increase in other income is mainly due to the remeasurement of the Company's previously held equity and debt investments in VillageMD and Shields to fair value during the six months ended February 28, 2022.

Net interest expense was $100 million and $186 million for the three and six months ended February 28, 2022, respectively, compared to $137 million and $272 million for the three and six months ended February 28, 2021, respectively. The decrease in interest expense was primarily the result of debt extinguishments completed during fiscal year 2021 and lower interest rates on remaining debt.

The Company's effective tax rate for the three months ended February 28, 2022 was 18.2 percent, compared to 4.4 percent for the three months ended February 28, 2021. The increase in the effective tax rate was primarily due to prior year discrete tax benefits recorded for the reduction of a valuation allowance on net deferred tax assets and tax benefits from internal restructuring.

The effective tax rate for the six months ended February 28, 2022 was an expense of 9.4 percent, primarily due to lower tax expense on gains from consolidation of the Company's investment in VillageMD and Shields. See Note 3. Acquisitions and other investments for further information. The effective tax rate for the six months ended February 28, 2021 was a benefit of 48.6 percent due to the discrete tax effect of equity losses in AmerisourceBergen. See Note 6. Equity method investments for further information.

Adjusted net earnings from continuing operations (Non-GAAP measure)
Adjusted net earnings attributable to the Company for the three months ended February 28, 2022 increased 25.8 percent to $1.4 billion compared with the prior year quarter. Adjusted diluted net earnings per share for the three months ended February 28, 2022 increased 25.9 percent to $1.59 compared with the year-ago quarter. Adjusted diluted net earnings and adjusted diluted net earnings per share were both negatively impacted by 0.6 percentage points as a result of currency translation.

Excluding the impact of currency translation, the increases in adjusted net earnings for the three months ended February 28, 2022 primarily reflect strong adjusted gross profit growth across both pharmacy and retail in the United States segment and a continued rebound in International segment sales and profitability, partly offset by growth investments in Walgreens Health. See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2022 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted net earnings attributable to the Company for the six months ended February 28, 2022 increased 38.7 percent to $2.8 billion compared with the prior year period. Adjusted diluted net earnings per share for the six months ended February 28, 2022 increased 38.6 percent to $3.27 compared with the year-ago period. Adjusted diluted net earnings and adjusted diluted net earnings per share were both negatively impacted by 0.3 percentage points as a result of currency translation.

Excluding the impact of currency translation, the increases in adjusted net earnings for the six months ended February 28, 2022 primarily reflect strong adjusted gross profit growth across both pharmacy and retail in the United States segment and a continued rebound in International segment sales and profitability, partly offset by growth investments in Walgreens Health. See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Sales	$27,667	$27,344	$55,699	$54,507
Gross profit	6,487	5,702	12,834	11,341
Selling, general and administrative expenses	5,199	4,954	10,290	9,723
Equity earnings (loss) in AmerisourceBergen	103	80	202	(1,293)
Operating income	1,390	828	2,746	324
Adjusted operating income (Non-GAAP measure)[1]	1,588	1,163	3,277	2,318

Number of prescriptions [2]	203.3	195.3	421.3	399.8
30-day equivalent prescriptions [2,3]	300.0	288.5	613.8	585.8
Number of locations at period end	8,906	8,993	8,906	8,993

WBA Q2 2022 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Sales	1.2	0.4	2.2	2.1
Gross profit	13.8	(2.2)	13.2	(1.7)
Selling, general and administrative expenses	4.9	3.3	5.8	1.2
Operating income	67.9	(21.8)	NM	(83.6)
Adjusted operating income (Non-GAAP measure) [1]	36.5	(18.2)	41.4	(14.9)

Comparable sales [4]	9.5	2.0	8.7	2.8
Pharmacy sales	(3.3)	3.0	(1.1)	4.4
Comparable pharmacy sales [4]	7.3	4.5	7.1	4.8
Retail sales	14.5	(6.6)	12.4	(4.6)
Comparable retail sales [4]	14.7	(3.5)	12.8	(1.7)
Comparable number of prescriptions [2,4]	4.6	(6.9)	5.9	(4.7)
Comparable 30-day equivalent prescriptions [2,3,4]	4.7	(1.1)	5.4	0.7

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Gross margin	23.4	20.9	23.0	20.8
Selling, general and administrative expenses	18.8	18.1	18.5	17.8

1See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
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

Sales for the three months ended February 28, 2022 compared to three months ended February 28, 2021
Sales for the three months ended February 28, 2022 increased by 1.2 percent to $27.7 billion, including 680 basis points impact of AllianceRx Walgreens sales decline. Comparable sales increased by 9.5 percent for the three months ended February 28, 2022.

WBA Q2 2022 Form 10-Q	46

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Pharmacy sales decreased by 3.3 percent for the three months ended February 28, 2022 and represented 71.6 percent of the segment’s sales. Excluding AllianceRx Walgreens, pharmacy sales increased by 7.3 percent. The increase is due to brand inflation and COVID-19 vaccinations and testing, partially offset by reimbursement pressure. For the three months ended February 28, 2021, pharmacy sales increased 3.0 percent and represented 74.9 percent of the segment’s sales. Comparable pharmacy sales increased 7.3 percent for the three months ended February 28, 2022 compared to an increase of 4.5 percent in the year-ago quarter. Within comparable sales, prescriptions filled during the three months ended February 28, 2022 increased by 4.7 percent from a year earlier, including a positive impact of approximately 2.7 percent from COVID-19 vaccinations. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.2 percent for the three months ended February 28, 2022 compared to a reduction of 0.3 percent for the year-ago quarter. The effect of generics on segment sales was a reduction of 0.1 percent for the three months ended February 28, 2022 compared to a reduction of 0.2 percent for the year-ago quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.4 percent of prescription sales for the three months ended February 28, 2022 compared to 97.5 percent in the year-ago quarter. The total number of prescriptions (including vaccinations) filled for the three months ended February 28, 2022 was 203.3 million compared to 195.3 million in the year-ago quarter. Prescriptions (including vaccinations) adjusted to 30-day equivalents were 300.0 million in the three months ended February 28, 2022 compared to 288.5 million in the year-ago quarter.

Retail sales increased by 14.5 percent for the three months ended February 28, 2022 and were 28.4 percent of the segment’s sales. In comparison, in the year-ago quarter, retail sales decreased by 6.6 percent and comprised 25.1 percent of the segment’s sales. Comparable retail sales increased 14.7 percent in the three months ended February 28, 2022 and decreased 3.5 percent in the year-ago quarter. The increase in comparable retail sales in the current quarter was primarily driven by health & wellness, including favorable impact of at-home COVID-19 tests and cough cold flu, as well as personal care and beauty categories, partially offset by the continued de-emphasis of tobacco.

Operating income for the three months ended February 28, 2022 compared to three months ended February 28, 2021
Operating income for the three months ended February 28, 2022 was $1.4 billion, including $103 million from the Company's share of equity earnings in AmerisourceBergen. This compared with an income of $828 million in the prior year quarter, including $80 million from Company's share of equity earnings in AmerisourceBergen. Excluding the impact of AmerisourceBergen, the increase was due to sales and gross profit growth across both pharmacy and retail.

Gross margin was 23.4 percent for the three months ended February 28, 2022 compared to 20.9 percent in the year-ago quarter. Gross margin was positively impacted in the current quarter by pharmacy margins and partially offset by retail margins. The increase in pharmacy margin was primarily due to COVID-19 vaccinations and testing and specialty, partially offset by brand procurement and reimbursement pressure. The decrease in retail margin was primarily due to shrink.

Selling, general and administrative expenses as a percentage of sales were 18.8 percent for the three months ended February 28, 2022 and 18.1 percent for the three months ended February 28, 2021. Costs related to COVID-19 vaccinations and testing sales growth and labor investment were partially offset by savings related to the Company's Transformational Cost Management Program.

Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2022 compared to three months ended February 28, 2021
Adjusted operating income for the three months ended February 28, 2022 increased by 36.5 percent to $1.6 billion. The increase was primarily due to sales and adjusted gross profit growth across both pharmacy and retail.

See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 28, 2022 compared to six months ended February 28, 2021
Sales for the six months ended February 28, 2022 increased by 2.2 percent to $55.7 billion, including 474 basis points impact of AllianceRx Walgreens sales decline. Comparable sales increased by 8.7 percent for the six months ended February 28, 2022.

WBA Q2 2022 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Pharmacy sales decreased by 1.1 percent for the six months ended February 28, 2022 and represented 73.5 percent of the segment’s sales. Excluding AllianceRx Walgreens, pharmacy sales increased by 6.5 percent. The increase is due to brand inflation and COVID-19 vaccinations and testing, partially offset by reimbursement pressure. For the six months ended February 28, 2021, pharmacy sales increased 4.4 percent and represented 75.9 percent of the segment’s sales. Comparable pharmacy sales increased 7.1 percent for the six months ended February 28, 2022 compared to an increase of 4.8 percent in the year-ago period. Within comparable sales, prescriptions filled during the six months ended February 28, 2022 increased by 5.4 percent from a year earlier, including a positive impact of approximately 4.1 percent from COVID-19 vaccinations. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.2 percent for the six months ended February 28, 2022 compared to a reduction of 0.3 percent for the year-ago period. The effect of generics on segment sales was a reduction of 0.1 percent for the six months ended February 28, 2022 compared to a reduction of 0.2 percent for the year-ago period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.3 percent of prescription sales for the six months ended February 28, 2022 compared to 97.5 percent in the year-ago period. The total number of prescriptions (including vaccinations) filled for the six months ended February 28, 2022 was 421.3 million compared to 399.8 million in the year-ago period. Prescriptions (including vaccinations) adjusted to 30-day equivalents were 613.8 million in the six months ended February 28, 2022 compared to 585.8 million in the year-ago period.

Retail sales increased by 12.4 percent for the six months ended February 28, 2022 and were 26.5 percent of the segment’s sales. In comparison, in the year-ago period, retail sales decreased by 4.6 percent and comprised 24.1 percent of the segment’s sales. Comparable retail sales increased 12.8 percent in the six months ended February 28, 2022 and decreased 1.7 percent in the year-ago period. The increase in comparable retail sales in the current period was primarily driven by health & wellness, including favorable impact of at-home COVID-19 tests and cough cold flu, as well as personal care and beauty categories, partially offset by the continued de-emphasis of tobacco.

Operating income for the six months ended February 28, 2022 compared to six months ended February 28, 2021
Operating income for the six months ended February 28, 2022 was $2.7 billion, including $202 million from the Company's share of equity earnings in AmerisourceBergen. This compared with operating income of $324 million in the prior year period, including Company's equity loss in AmerisourceBergen of $1.3 billion. Excluding the impact of AmerisourceBergen, the increase was due to sales and gross profit growth across both pharmacy and retail.

Gross margin was 23.0 percent for the six months ended February 28, 2022 compared to 20.8 percent in the year-ago period. Gross margin was positively impacted in the current quarter by pharmacy margins and partially offset by retail margins. The increase in pharmacy margin was primarily due to COVID-19 vaccinations and testing and specialty, partially offset by brand procurement and reimbursement pressure. The decrease in retail margin was primarily due to shrink and increased import freight costs.

Selling, general and administrative expenses as a percentage of sales were 18.5 percent for the six months ended February 28, 2022 and 17.8 percent for the six months ended February 28, 2021. Costs related to COVID-19 vaccinations and testing and labor investments were partially offset by savings related to the Company's Transformational Cost Management Program.

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2022 compared to six months ended February 28, 2021
Adjusted operating income for the six months ended February 28, 2022 increased by 41.4 percent to $3.3 billion. The increase was primarily due to adjusted sales and gross profit growth across both pharmacy and retail.

See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2022 Form 10-Q	48

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

The Company presents certain information related to operating results in “constant currency,” which is a non-GAAP financial measure. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency exclude the effects of fluctuations in foreign currency exchange rates. See “Non-GAAP Measures.”

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Sales	$5,563	$5,425	$11,381	$9,709
Gross profit	1,206	1,079	2,413	2,069
Selling, general and administrative expenses	1,033	973	2,186	1,925
Operating income	173	106	227	145
Adjusted operating income (Non-GAAP measure) [1]	226	146	389	232

Number of retail locations at period end	4,017	4,123	4,017	4,123

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Sales	2.6	32.6	17.2	23.4
Gross profit	11.8	(9.2)	16.6	(8.1)
Selling, general and administrative expenses	6.2	(7.2)	13.6	(6.6)
Operating income	62.8	(24.0)	56.6	(24.3)
Adjusted operating income (Non-GAAP measure) [1]	55.0	(28.3)	67.7	(20.0)

Comparable sales in constant currency [2]	13.5	(8.4)	12.8	(6.2)
Pharmacy sales	2.1	1.6	7.7	0.7
Comparable pharmacy sales in constant currency [2]	4.4	4.6	6.8	4.2
Retail sales	15.2	(17.6)	16.6	(14.2)
Comparable retail sales in constant currency [2]	19.0	(15.3)	16.4	(12.0)

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Gross margin	21.7	19.9	21.2	21.3
Selling, general and administrative expenses	18.6	17.9	19.2	19.8

WBA Q2 2022 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

1See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
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

Sales for the three months ended February 28, 2022 compared to three months ended February 28, 2021
Sales for the three months ended February 28, 2022 increased 2.6 percent to $5.6 billion. The unfavorable impact of currency translation on sales was 4.9 percentage points. Comparable sales in constant currency, which exclude sales associated with the Company's pharmaceutical wholesale business in Germany, increased 13.5 percent, mainly due to higher sales in Boots UK. Sales in the comparable year ago-quarter include the adverse impact of strict COVID-19 restrictions on store footfall, as the UK entered a second national lockdown in November 2020.

Pharmacy sales increased 2.1 percent in the three months ended February 28, 2022 and represented 17.2 percent of the segment’s sales. The negative impact of currency translation on pharmacy sales was 2.4 percentage points. Comparable pharmacy sales in constant currency increased 4.4 percent, primarily in the UK, reflecting stronger demand for pharmacy services.

Retail sales increased 15.2 percent for the three months ended February 28, 2022 and represented 33.8 percent of the segment’s sales. The negative impact of currency translation on retail sales was 2.7 percentage points. Comparable retail sales in constant currency increased 19.0 percent reflecting higher retail sales in the UK, including a recovery in store footfall compared to a year ago-quarter, as COVID-19 restrictions were less severe. Footfall on the UK high street remains below pre-COVID-19 levels.

Operating income for the three months ended February 28, 2022 compared to three months ended February 28, 2021
Operating income for the three months ended February 28, 2022 increased 62.8 percent to $173 million. Operating income was negatively impacted by 7.4 percentage points ($8 million) as a result of currency translation. Excluding the impact of currency translation, the increase in operating income was primarily in the UK, reflecting recovery in UK footfall, as a result of less severe COVID-19 restrictions. This was partially offset by increased investments in selling, general and administrative expenses.

Gross profit increased 11.8 percent for the three months ended February 28, 2022. Gross profit was adversely impacted by 3.4 percentage points ($36 million) as a result of currency translation. The remaining increase was primarily due to higher retail sales and stronger demand for pharmacy services in the UK, together with higher gross profit associated with the Company's pharmaceutical wholesale business in Germany. This was partially offset by higher National Health Service (“NHS”) reimbursement levels in the year ago quarter.

Selling, general and administrative expenses increased 6.2 percent for the three months ended February 28, 2022. Expenses were favorably impacted by 2.9 percentage points ($29 million) as a result of currency translation. Excluding the impact of currency translation, the increase reflects increased investments in labor, marketing and IT compared to the year-ago quarter.

As a percentage of sales, selling, general and administrative expenses were 18.6 percent in the three months ended February 28, 2022 compared to 17.9 percent in the year-ago quarter.

WBA Q2 2022 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2022 compared to three months ended February 28, 2021
Adjusted operating income for the three months ended February 28, 2022 increased 55.0 percent to $226 million. Adjusted operating income was negatively impacted by 5.7 percentage points ($8 million) as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily in the UK, reflecting higher retail sales. This was partially offset by increased investments in selling, general and administrative expenses.

See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 28, 2022 compared to six months ended February 28, 2021
Sales for the six months ended February 28, 2022 increased 17.2 percent to $11.4 billion, which includes incremental sales associated with the Company's pharmaceutical wholesale business in Germany, formed on 1 November 2020. The unfavorable impact of currency translation on sales was 2.0 percentage points. Comparable sales in constant currency, which exclude sales associated with Germany, increased 12.8 percent, mainly due to higher sales in Boots UK. Sales in the comparable year ago-period include the adverse impact of strict COVID-19 restrictions on store footfall, as the UK entered a second national lockdown in November 2020.

Pharmacy sales increased 7.7 percent in the six months ended February 28, 2022 and represented 17.4 percent of the segment’s sales. The positive impact of currency translation on pharmacy sales was 1.0 percentage points. Comparable pharmacy sales in constant currency increased 6.8 percent, primarily in the UK, reflecting stronger demand for pharmacy services.

Retail sales increased 16.6 percent for the six months ended February 28, 2022 and represented 32.3 percent of the segment’s sales. The positive impact of currency translation on retail sales was 0.7 percentage points. Comparable retail sales in constant currency increased 16.4 percent reflecting higher retail sales in the UK, including a recovery in store footfall compared to a year ago-period, as COVID-19 restrictions were less severe. Footfall on the UK high street remains below pre-COVID-19 levels.

Operating income for the six months ended February 28, 2022 compared to six months ended February 28, 2021
Operating income for the six months ended February 28, 2022 increased 56.6 percent to $227 million. Operating income was negatively impacted by 6.4 percentage points ($9 million) as a result of currency translation. Excluding the impact of currency translation, the increase in operating income was primarily in the UK, reflecting recovery in UK footfall, following the easing of COVID-19 restrictions and stronger demand for services. This was partially offset by increased investment in labor, higher NHS reimbursement levels in the year ago period in the UK and acquisition-related activity in Germany.

Gross profit increased 16.6 percent for the six months ended February 28, 2022. Gross profit was not significantly impacted by currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales and stronger demand for pharmacy services in the UK, together with the incremental gross profit associated with the Company's pharmaceutical wholesale business in Germany. This was partially offset by higher NHS reimbursement levels in the year ago period.

Selling, general and administrative expenses increased 13.6 percent for the six months ended February 28, 2022. Expenses were negatively impacted by 0.5 percentage points ($10 million) as a result of currency translation. Excluding the impact of currency translation, the increase reflects increased investments in acquisition-related activity compared to the year-ago period, incremental expenses associated with the Company's wholesale business in Germany, increased investments in labor and marketing, and the non-recurring COVID-19 related government support in the year ago period.

As a percentage of sales, selling, general and administrative expenses were 19.2 percent in the six months ended February 28, 2022 compared to 19.8 percent in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2022 compared to six months ended February 28, 2021
Adjusted operating income for the six months ended February 28, 2022 increased 67.7 percent to $389 million. Adjusted operating income in the period was adversely impacted 3.4 percent ($8 million) by currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily in the UK, reflecting higher retail sales and stronger demand for pharmacy services. This was partially offset by increased investments in selling, general and administrative expenses and higher NHS reimbursement levels in the year ago period.

WBA Q2 2022 Form 10-Q	51

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Walgreens Health
The Company’s Walgreens Health segment, created at the beginning of fiscal year 2022, is a consumer-centric, technology-enabled healthcare business that engages consumers through a personalized, omni-channel experience across the care journey. Walgreens Health delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

The Walgreens Health segment currently consists of a majority position in VillageMD, a leading, national provider of value-based primary care services; a majority position in Shields, a specialty pharmacy integrator and accelerator for hospitals; and the Walgreens Health organically-developed business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

FINANCIAL PERFORMANCE	(in millions, except payor, location and clinic amounts)
	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Sales	$527	$—	$577	$—
Gross profit	15	—	36	—
Selling, general and administrative expenses	227	11	292	14
Operating loss	(212)	(11)	(257)	(14)
Adjusted operating loss (Non-GAAP measure) [1]	(77)	(11)	(90)	(14)

Number of payor/provider partnerships at period end	2	—	2	—
Number of locations with Walgreens Health Corners at period end	47	—	47	—
Number of VillageMD co-located clinics at period end	94	—	94	—

1See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the three months ended February 28, 2022
Sales for the three months ended February 28, 2022 were $527 million. This includes VillageMD sales of $446 million and Shields sales of $81 million.

Operating loss for the three months ended February 28, 2022 compared to three months ended February 28, 2021
Operating loss for the three months ended February 28, 2022 was $212 million, compared to a loss of $11 million in the year-ago quarter.

Gross profit for the three months ended February 28, 2022 was $15 million, reflecting results from Shields and VillageMD. Gross profit was driven by Shields key contract wins partly offset by growth investments at VillageMD.

Selling, general and administrative expenses were $227 million for the three months ended February 28, 2022 compared to $11 million for the three months ended February 28, 2021. Selling, general and administrative expenses reflect the two acquisitions and acceleration of investments in the Walgreens Health organically-developed business for the three months ended February 28, 2022.

Adjusted operating loss (Non-GAAP measure) for the three months ended February 28, 2022 compared to three months ended February 28, 2021

WBA Q2 2022 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating loss was $77 million for the three months ended February 28, 2022, reflecting the two acquisitions and accelerating of investments in Walgreens Health organically-developed business compared to a loss of $11 million in the year-ago quarter. See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 28, 2022
Sales for the six months ended February 28, 2022 were $577 million. This includes VillageMD sales of $472 million reflecting ownership since the acquisition date of November 24, 2021 and Shields sales of $105 million reflecting ownership since the acquisition date of October 29, 2021.

Operating loss for the six months ended February 28, 2022 compared to six months ended February 28, 2021
Operating loss for the six months ended February 28, 2022 was $257 million, compared to a loss of $14 million in the year-ago period.

Gross profit for the six months ended February 28, 2022 was $36 million, reflecting results from Shields and VillageMD. Gross profit was driven by Shields key contract wins partly offset by growth investments at VillageMD.
Selling, general and administrative expenses were $292 million for the six months ended February 28, 2022 compared to $14 million for the six months ended February 28, 2021. Selling, general and administrative expenses reflect the two acquisitions and accelerating of investments in Walgreens Health organically-developed business for the six months ended February 28, 2022.

Adjusted operating loss (Non-GAAP measure) for the six months ended February 28, 2022 compared to six months ended February 28, 2021
Adjusted operating loss was $90 million for the six months ended February 28, 2022, reflecting the two acquisitions and accelerating of investments in Walgreens Health compared to a loss of $14 million in the year-ago period. See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

WBA Q2 2022 Form 10-Q	53

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

Operating income (loss) to Adjusted operating income (loss) by segments

	(in millions)
	Three months ended February 28, 2022
	United States	International	Walgreens Health	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$1,390	$173	$(212)	$(106)	$1,246
Transformational cost management	52	13	—	5	70
Acquisition-related amortization	99	17	135	—	250
Acquisition-related costs	—	23	—	21	44
Adjustments to equity earnings in AmerisourceBergen	51	—	—	—	51
LIFO provision	(5)	—	—	—	(5)
Adjusted operating income (loss) (Non-GAAP measure)	$1,588	$226	(77)	$(79)	$1,657

	(in millions)
	Three months ended February 28, 2021
	United States	International	Walgreens Health	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$828	$106	$(11)	$(91)	$832
Transformational cost management	140	21	—	17	178
Acquisition-related amortization	96	17	—	—	114
Acquisition-related costs	(9)	2	—	2	(5)
Adjustments to equity earnings (loss) in AmerisourceBergen	45	—	—	—	45
LIFO provision	2	—	—	—	2
Certain legal and regulatory accruals and settlements	60	—	—	—	60
Adjusted operating income (loss) (Non-GAAP measure)	$1,163	$146	$(11)	$(72)	$1,225

WBA Q2 2022 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	(in millions)
	Six months ended February 28, 2022
	United States	International	Walgreens Health	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$2,746	$227	$(257)	$(188)	$2,529
Transformational cost management	193	66	—	14	273
Acquisition-related amortization	238	34	143	—	415
Acquisition-related costs	(3)	62	24	32	115
Adjustments to equity earnings in AmerisourceBergen	94	—	—	—	94
LIFO provision	9	—	—	—	9
Adjusted operating income (loss) (Non-GAAP measure)	$3,277	$389	(90)	$(143)	$3,434

	(in millions)
	Six months ended February 28, 2021
	United States	International	Walgreens Health	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$324	$145	$(14)	$(157)	$298
Transformational cost management	201	47	—	29	278
Acquisition-related amortization	173	36	—	—	209
Acquisition-related costs	(1)	4	—	13	16
Adjustments to equity earnings (loss) in AmerisourceBergen	1,526	—	—	—	1,526
LIFO provision	35	—	—	—	35
Certain legal and regulatory accruals and settlements	60	—	—	—	60
Adjusted operating income (loss) (Non-GAAP measure)	$2,318	$232	$(14)	$(114)	$2,422

Net Earnings to Adjusted net earnings & Earnings per share to Adjusted Earnings per share

	(in millions)
	Three months ended February 28,		Six months ended February 28,
	2022	2021	2022	2021
Net earnings from continuing operations (GAAP)	$883	$922	$4,463	$531

Adjustments to operating income:
Transformational cost management [1]	70	178	273	278
Acquisition-related amortization [2]	250	114	415	209
Acquisition-related costs [3]	44	(5)	115	16
Adjustments to equity earnings (loss) in AmerisourceBergen [5]	51	45	94	1,526
Certain legal and regulatory accruals and settlements [4]	—	60	—	60
LIFO provision [6]	(5)	2	9	35
Total adjustments to operating income	411	393	906	2,124

WBA Q2 2022 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjustments to other (expense) income:
Net investment hedging (gain) loss [7]	—	(7)	1	1
Adjustment to gain on disposal of discontinued operations [8]	38	—	38	—
Impairment of equity method investment and investment in equity securities [9]	190	—	190	—
Gain on previously held investments [10]	—	—	(2,576)	—
Gain on sale of equity method investment [11]	—	(191)		(191)
Total adjustments to other (expense) income	228	(199)	(2,347)	(190)

Adjustments to income tax provision (benefit):
Equity method non-cash tax [12]	12	20	30	(326)
Tax impact of adjustments [12]	(109)	(52)	(135)	(113)
Total adjustments to income tax provision (benefit)	(97)	(33)	(105)	(439)

Adjustments to post tax earnings in other equity method investments:
Adjustments to equity earnings in other equity method investments [13]	10	24	24	37
Total adjustments to post tax earnings from other equity method investments	10	24	24	37

Adjustments to net earnings attributable to non-controlling interests:
Transformational cost management [1]	—	3	(1)	2
Acquisition-related amortization [2]	(56)	(12)	(88)	(16)
Acquisition-related costs [3]	(3)	—	(20)	—
LIFO provision [6]	—	(3)	—	(6)
Total adjustments to net earnings attributable to non-controlling interests	(59)	(13)	(109)	(20)

Adjusted net earnings attributable to Continuing Operations (Non-GAAP measure)	$1,377	$1,095	$2,833	$2,043
Net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (GAAP)	—	104	—	187
Transformational cost management [1]	—	4	—	9
Acquisition-related amortization [2]	—	7	—	28
Acquisition-related costs [3]	—	8	—	10
Tax impact of adjustments [12]	—	(6)	—	(11)
Total adjustments to net earnings (loss) attributable to Walgreens Boots Alliance, Inc. - discontinued operations	$—	$14	$—	$36

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (Non-GAAP measure)	$—	$119	$—	$223

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,377	$1,214	$2,833	$2,266

Diluted net earnings per common share - continuing operations (GAAP)	$1.02	$1.06	$5.15	$0.61
Adjustments to operating income	0.48	0.45	1.05	2.45
Adjustments to other (expense) income	0.26	(0.23)	(2.71)	(0.22)
Adjustments to income tax provision (benefit)	(0.11)	(0.04)	(0.12)	(0.51)

WBA Q2 2022 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjustments to post tax earnings from other equity method investments [13]	0.01	0.03	0.03	0.04
Adjustments to net (loss) earnings attributable to non-controlling interests	(0.07)	(0.01)	(0.13)	(0.02)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)	$1.59	$1.26	$3.27	$2.36

Diluted net earnings per common share - discontinued operations (GAAP)	$—	$0.12	$—	$0.22
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. – discontinued operations	—	0.02	—	0.04
Adjusted diluted net earnings per common share - discontinued operations (Non-GAAP measure)	$—	$0.14	$—	$0.26
Adjusted diluted net earnings per common share (Non-GAAP measure)	$1.59	$1.40	$3.27	$2.62
Weighted average common shares outstanding, diluted (in millions)	865.2	865.6	866.4	865.7

1	Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within selling, general and administrative expenses. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
2	Acquisition-related amortization includes amortization of acquisition-related intangible assets, inventory valuation adjustments and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, trade names, trademarks and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within selling, general and administrative expenses. Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of the inventory reflects cost of acquired inventory and a portion of the expected profit margin. The acquisition-related inventory valuation adjustments excludes the expected profit margin component from cost of sales recorded under the business combination accounting principles. Stock based compensation fair valuation adjustment reflects difference between fair value based remeasurement of awards and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.
3	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities. These costs include all charges incurred on certain mergers, acquisition and divestitures related activities, for example, including costs related to integration efforts for successful merger, acquisition and divestitures activities. Examples of such costs include deal costs, severance and stock compensation. These charges are primarily recorded within selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.
4	Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within selling, general and administrative expenses.
5	Adjustments to equity earnings (loss) in AmerisourceBergen consist of the Company’s proportionate share of non-GAAP adjustments reported by AmerisourceBergen consistent with the Company’s non-GAAP measures. The Company recognized equity losses in AmerisourceBergen of $1,373 million during the three months ended November 30, 2020. These equity losses are primarily due to AmerisourceBergen's recognition of $5.6 billion, net of tax, charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.
6	The Company’s United States segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the United States segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
7	Gain or loss on certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within other income (loss). We do not believe this volatility related to mark-to-market adjustment on the underlying derivative instruments reflects the Company’s operational performance.

WBA Q2 2022 Form 10-Q	57

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

8	During the three months ended February 28, 2022, the Company finalized the working capital adjustments with AmerisourceBergen related to the sale of the Alliance Healthcare business, resulting in a $38 million charge recorded to Other (expense) income in the Consolidated Condensed Statement of Earnings.
9	Impairment of equity method investment and investment in equity securities includes impairment of certain investments. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business and it does not incur such charges on a predictable basis. Exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Other (expense) income.
10	Includes significant gains on business combinations due to the remeasurement of previously held minority equity interests and debt securities to fair value. During the three months ended November 30, 2021, the Company recorded such pretax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively.
11	Includes significant gain on sale of equity method investment. During the three months ended February 28, 2021, the Company recorded a gain of $191 million in Other (expense) income due to a partial sale of its equity method investment in Option Care Health.
12	Adjustments to income tax provision (benefit) include adjustments to the GAAP basis tax provision (benefit) commensurate with non-GAAP adjustments and certain discrete tax items including U.S. tax law changes and equity method non-cash tax. These charges are recorded within income tax provision (benefit).
13	Adjustments to post tax earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded within post tax (loss) earnings from other equity method investments. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.

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

The Company expects to fund its working capital needs, capital expenditures, pending acquisitions, continuing obligations for recently announced or completed acquisitions, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements, debt offerings and current cash and investment balances. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds for the Company's foreseeable working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. See Part II. Item 3, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

WBA Q2 2022 Form 10-Q	58

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Cash, cash equivalents and restricted cash were $2.0 billion (including $263 million in non-U.S. jurisdictions) as of February 28, 2022 compared to $1.3 billion (including $204 million in non-U.S. jurisdictions) as of August 31, 2021. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

On December 28, 2021, the Company paid $1.9 billion to existing shareholders of VillageMD, for the fully subscribed tender offer. The tender offer was funded by cash proceeds provided to VillageMD pursuant to the Unit Purchase Agreement. The Company has also previously announced its intention to make further cash investments for the acquisition of CareCentrix. Additionally, certain acquisitions include put options which may be exercised in the future. The Company currently expects that the incremental investment resulting from the exercise of the put options in the future could be between approximately $1.3 billion and $1.6 billion.

As of February 28, 2022, the Company had an aggregate borrowing capacity of $7.8 billion, including funds already drawn. At February 28, 2022, the Company had no guarantees outstanding and the letters of credit issued were not material. See Note 8. Debt, to the Consolidated Condensed Financial Statements for further information on the Company’s debt instruments and its recent financing actions.

Cash flows from operating activities
Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the six months ended February 28, 2022 was $2.2 billion, compared to $2.6 billion for the prior year period. The decrease in cash provided by operating activities reflects lower cash inflows from accounts payable, accrued expenses and other liabilities and higher cash outflows from inventory, partially offset by an increase in operating performance and higher cash inflows from accounts receivable. Changes in accrued expenses and other liabilities are mainly driven by timing of COVID-19 related government support and other payments. Changes in accounts payable are mainly driven by AllianceRx Walgreens sales decline and timing. Changes in accounts receivable and inventory are mainly driven by timing.

Cash flows from investing activities
Net cash used for investing activities was $2.2 billion for the six months ended February 28, 2022 compared to $1.4 billion for the prior-year period. Net cash used for investing activities for the six months ended February 28, 2022 includes business acquisitions, net of cash acquired of VillageMD and Shields for $0.8 billion and $0.9 billion, respectively. See Note 3. Acquisitions and other investments, to the Consolidated Condensed Financial Statement for further information.

Capital Expenditure
Capital expenditure includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

WBA Q2 2022 Form 10-Q	59

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six months ended February 28,
	2022	2021
United States	$632	$532
International	155	109
Walgreens Health	83	15
Discontinued operations	—	37
Total	$870	$692
Cash flows from financing activities
Net cash provided by financing activities for the six months ended February 28, 2022 was $769 million compared to $647 million of net cash used for financing activities, in the prior-year period. In the six months ended February 28, 2022 there were $11.2 billion in proceeds from debt, primarily from revolving credit facilities, commercial paper and the issuance of notes, compared to $6.9 billion in proceeds from debt in six months ended February 28, 2021. In the six months ended February 28, 2022 there were $7.3 billion in payments of debt made primarily for revolving credit facilities and commercial paper compared to $6.5 billion in six months ended February 28, 2021. See Note 8. Debt, to the Consolidated Condensed Financial Statements for further information. The Company acquired $2.1 billion of non-controlling interests during the six months ended February 28, 2022. See Note 3. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information. The Company repurchased shares totaling $187 million in the six months ended February 28, 2022 to support the needs of its employee stock plans compared to $110 million in the prior year period. Cash dividends paid were $833 million during the six months ended February 28, 2022 compared to $808 million for the prior year period.

See Item 3, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8 billion as of February 28, 2022. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.
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

Debt covenants
Each of the Company’s credit facilities described in Note 8. Debt, to the Consolidated Condensed Financial Statements, contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities also contain various other customary covenants. As of February 28, 2022, the Company was in compliance with all such applicable covenants.

Credit ratings
As of March 30, 2022, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term debt rating	Commercial paper rating	Outlook
Moody’s	Baa2	P-2	Negative
Standard & Poor’s	BBB	A-2	Stable

WBA Q2 2022 Form 10-Q	60

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

CRITICAL ACCOUNTING ESTIMATES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Condensed Statements of Earnings and corresponding Consolidated Condensed Balance Sheets accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Company's 2021 10-K. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits, legal contingencies and income taxes.

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in Note 18. New accounting pronouncements, to the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in Item 1A, Risk factors, which are incorporated herein by reference, and in other documents that we file or furnish with the SEC. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements we make or that are made on our behalf are qualified by these cautionary statements. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

We do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

WBA Q2 2022 Form 10-Q	61

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

In March 2021, the UK Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, announced that it will cease publication of LIBOR by June 2023.

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

Information regarding the Company's transactions are set forth in Note 9. Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. As of February 28, 2022, the Company had $3.4 billion of long-term debt obligations at floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of February 28, 2022 by approximately $56 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in Note 6. Equity method investments, to the Consolidated Condensed Financial Statements. See “Investment in AmerisourceBergen” above.

WBA Q2 2022 Form 10-Q	62

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

As of the end of the period covered by this report, the Company had completed the acquisition of a majority equity interest in VillageMD and Shields. The Company accounted for these acquisitions as business combinations resulting in consolidation within the Walgreens Health Segment. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired businesses. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of February 28, 2022.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended February 28, 2022 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q2 2022 Form 10-Q	63

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1. Legal proceedings
The information in response to this item is incorporated herein by reference to Note 11. Commitments and contingencies, to the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. “Risk factors” in the 2021 10-K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended February 28, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program [1]
12/01/21 - 12/31/21	730,250	$45.35	—	$2,003,419,960
01/01/22 - 01/31/22	—	—	—	2,003,419,960
02/01/22 - 02/28/22	—	—	—	2,003,419,960
	730,250	$45.35	—	$2,003,419,960
1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 5. Other information
None.

WBA Q2 2022 Form 10-Q	64

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2022 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.

WBA Q2 2022 Form 10-Q	65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: March 31, 2022	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
Principal Financial Officer

Dated: March 31, 2022	/s/ Manmohan Mahajan
Manmohan Mahajan
Senior Vice President, Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q2 2022 Form 10-Q	66