Form 10-Q
period 2022-05-31
Walgreens Boots Alliance, Inc.
filed 2022-06-30
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of May 31, 2022 was 864,256,651.

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

WBA Q3 2022 Form 10-Q	2

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	May 31, 2022	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,285	$559
Marketable securities	2,173	634
Accounts receivable, net	5,034	5,663
Inventories	8,520	8,159
Other current assets	859	800
Total current assets	18,872	15,814
Non-current assets:
Property, plant and equipment, net	11,789	12,247
Operating lease right-of-use assets	21,369	21,893
Goodwill	21,901	12,421
Intangible assets, net	11,583	9,936
Equity method investments (see Note 6)	5,777	6,987
Other non-current assets	1,469	1,987
Total non-current assets	73,887	65,471
Total assets	$92,759	$81,285

Liabilities, redeemable non-controlling interest and equity
Current liabilities:
Short-term debt	$2,787	$1,305
Trade accounts payable (see Note 17)	11,794	11,136
Operating lease obligations	2,270	2,259
Accrued expenses and other liabilities	7,156	7,260
Income taxes	60	94
Total current liabilities	24,067	22,054
Non-current liabilities:
Long-term debt	10,670	7,675
Operating lease obligations	21,550	22,153
Deferred income taxes	1,578	1,850
Other non-current liabilities	3,737	3,413
Total non-current liabilities	37,535	35,091
Commitments and contingencies (see Note 11)
Total liabilities	61,602	57,145
Redeemable non-controlling interest	775	319
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at May 31, 2022 and August 31, 2021	12	12
Paid-in capital	11,029	10,988
Retained earnings	38,632	35,121
Accumulated other comprehensive loss	(2,724)	(2,109)
Treasury stock, at cost; 308,256,967 shares at May 31, 2022 and 307,139,982 shares at August 31, 2021	(20,696)	(20,593)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	26,253	23,419
Non-controlling interests	4,129	402
Total equity	30,382	23,822
Total liabilities, redeemable non-controlling interest and equity	$92,759	$81,285
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2022 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and nine months ended May 31, 2022
(in millions, except shares)

Three months ended May 31, 2022
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Non-controlling interests	Total equity
February 28, 2022	863,773,464	$12	$(20,712)	$10,973	$(2,328)	$38,757	$4,166	$30,867
Net earnings	—	—	—	—	—	289	(48)	241
Other comprehensive (loss) income, net of tax	—	—	—	—	(397)	—	(19)	(416)
Dividends declared and distributions	—	—	—	—	—	(413)	(6)	(420)
Employee stock purchase and option plans	483,187	—	16	(5)	—	—	—	11
Stock-based compensation	—	—	—	38	—	—	33	71
Acquisition of non-controlling interests	—	—	—	—	—	—	(1)	(1)
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	23	—	—	5	28
May 31, 2022	864,256,651	$12	$(20,696)	$11,029	$(2,724)	$38,632	$4,129	$30,382

Nine months ended May 31, 2022
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Non-controlling interests	Total equity
August 31, 2021	865,373,636	$12	$(20,593)	$10,988	$(2,109)	$35,121	$402	$23,822
Net earnings (loss)	—	—	—	—	—	4,752	(141)	4,611
Other comprehensive (loss) income, net of tax	—	—	—	—	(616)	—	(20)	(637)
Dividends declared and distributions	—	—	—	—	—	(1,241)	(12)	(1,253)
Treasury stock purchases	(3,910,000)	—	(187)	—	—	—	—	(187)
Employee stock purchase and option plans	2,793,015	—	84	(71)	—	—	—	13
Stock-based compensation	—	—	—	118	—	—	67	185
Acquisition of non-controlling interests	—	—	—	62	—	—	(117)	(55)
Business combination	—	—	—	—	—	—	3,944	3,944
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(67)	—	—	5	(62)
May 31, 2022	864,256,651	$12	$(20,696)	$11,029	$(2,724)	$38,632	$4,129	$30,382

WBA Q3 2022 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
For the three and nine months ended May 31, 2022
(in millions, except shares)

Three months ended May 31, 2021
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Non-controlling interests	Total equity
February 28, 2021	864,394,418	$12	$(20,626)	$10,916	$(3,306)	$34,116	$514	$21,625
Net earnings (loss)	—	—	—	—	—	1,197	(24)	1,173
Other comprehensive income, net of tax	—	—	—	—	127	—	4	131
Dividends declared and distributions	—	—	—	—	—	(405)	—	(405)
Employee stock purchase and option plans	487,981	—	16	3	—	—	—	20
Stock-based compensation	—	—	—	50	—	—	—	50
Other	—	—	—	2	—	—	—	2
May 31, 2021	864,882,399	$12	$(20,610)	$10,971	$(3,180)	$34,908	$495	$22,596

Nine months ended May 31, 2021
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Non-controlling interests	Total equity
August 31, 2020	865,603,519	$12	$(20,575)	$10,761	$(3,771)	$34,210	$498	$21,136
Net earnings	—	—	—	—	—	1,915	(16)	1,899
Other comprehensive income, net of tax	—	—	—	—	591	—	15	607
Dividends declared and distributions	—	—	—	—	—	(1,215)	—	(1,215)
Treasury stock purchases	(3,000,000)	—	(110)	—	—	—	—	(110)
Employee stock purchase and option plans	2,278,880	—	75	(35)	—	—	—	41
Stock-based compensation	—	—	—	120	—	—	—	120
Adoption of new accounting standards	—	—	—	—	—	(3)	(3)	(6)
Business combination	—	—	—	120	—	—	—	120
Other	—	—	—	4	—	1	—	4
May 31, 2021	864,882,399	$12	$(20,610)	$10,971	$(3,180)	$34,908	$495	$22,596

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2022 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Sales	$32,597	$34,030	$100,254	$98,247
Cost of sales	26,025	26,877	78,399	77,684
Gross profit	6,572	7,153	21,855	20,564
Selling, general and administrative expenses	7,019	6,116	19,975	17,936
Equity earnings (loss) in AmerisourceBergen	127	97	330	(1,196)
Operating (loss) income	(320)	1,134	2,209	1,432
Other income	410	159	2,829	473
Earnings before interest and tax	90	1,294	5,038	1,905
Interest expense, net	108	545	295	817
(Loss) earnings before tax	(18)	749	4,743	1,088
Income tax (benefit) provision	(242)	246	205	81
Post tax earnings from other equity method investments	5	575	29	604
Net earnings from continuing operations	229	1,078	4,566	1,610
Net earnings from discontinued operations	—	95	—	289
Net earnings	229	1,173	4,566	1,899
Net (loss) attributable to non-controlling interests - continuing operations	(60)	(27)	(186)	(25)
Net earnings attributable to non-controlling interests - discontinued operations	—	2	—	9
Net earnings attributable to Walgreens Boots Alliance, Inc.	$289	$1,197	$4,752	$1,915

Net earnings attributable to Walgreens Boots Alliance, Inc.:
Continuing operations	$289	$1,105	$4,752	$1,636
Discontinued operations	—	92	—	279
Total	$289	$1,197	$4,752	$1,915
Basic net earnings per common share:
Continuing operations	$0.33	$1.28	$5.50	$1.89
Discontinued operations	—	0.11	—	0.32
Total	$0.33	$1.38	$5.50	$2.21
Diluted net earnings per common share:
Continuing operations	$0.33	$1.27	$5.49	$1.89
Discontinued operations	—	0.11	—	0.32
Total	$0.33	$1.38	$5.49	$2.21
Weighted average common shares outstanding:
Basic	864.0	864.7	864.4	864.7
Diluted	865.3	867.0	866.0	866.2

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2022 Form 10-Q	6

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Comprehensive (loss) income:
Net earnings	$229	$1,173	$4,566	$1,899

Other comprehensive (loss) income, net of tax:
Pension/postretirement obligations	(4)	(1)	(17)	8
Unrealized gain on cash flow hedges	4	8	6	21
Net investment hedges	135	(23)	159	(79)
Available for sale debt securities	—	5	(96)	5
Share of other comprehensive (loss) income of equity method investments	(17)	(4)	(143)	16
Currency translation adjustments	(535)	146	(545)	636
Total other comprehensive (loss) income, net	(416)	131	(637)	607
Total comprehensive (loss) income, net	(187)	1,304	3,929	2,506

Comprehensive loss attributable to non-controlling interests	(79)	(19)	(206)	(1)
Comprehensive (loss) income attributable to Walgreens Boots Alliance, Inc.	$(108)	$1,323	$4,135	$2,506

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2022 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine months ended May 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$4,566	$1,899
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,502	1,455
Deferred income taxes	(168)	(210)
Stock compensation expense	266	120
Equity (earnings) loss from equity method investments	(359)	577
Loss on early extinguishment of debt	4	419
Gain on previously held investment interests	(2,576)	—
Gain on sale of equity method investments	(421)	(290)
Impairment of equity method investments and investments in debt and equity securities	233	—
Other	(199)	(141)
Changes in operating assets and liabilities:
Accounts receivable, net	725	(897)
Inventories	(510)	71
Other current assets	(58)	18
Trade accounts payable	767	927
Accrued expenses and other liabilities	(362)	428
Income taxes	82	54
Other non-current assets and liabilities	320	(120)
Net cash provided by operating activities	3,813	4,310
Cash flows from investing activities:
Additions to property, plant and equipment	(1,241)	(1,001)
Proceeds from sale-leaseback transactions	809	662
Proceeds from sale of other assets	976	406
Business, investment and asset acquisitions, net of cash acquired	(2,040)	(1,394)
Other	233	(14)
Net cash used for investing activities	(1,262)	(1,341)
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	(10)	1,556
Proceeds from debt	11,944	12,720
Payments of debt	(7,350)	(11,050)
Acquisition of non-controlling interests	(2,108)	—
Stock purchases	(187)	(110)
Proceeds related to employee stock plans, net	13	41
Cash dividends paid	(1,251)	(1,212)
Early debt extinguishment	(458)	(3,687)
Other	160	(114)
Net cash provided by (used for) financing activities	753	(1,856)

Effect of exchange rate changes on cash, cash equivalents, marketable securities and restricted cash	(33)	(55)
Changes in cash, cash equivalents, marketable securities and restricted cash:
Net increase in cash, cash equivalents, marketable securities and restricted cash	3,270	1,058
Cash, cash equivalents, marketable securities and restricted cash at beginning of period	1,270	746
Cash, cash equivalents, marketable securities and restricted cash at end of period	$4,541	$1,803
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2022 Form 10-Q	8

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

The Consolidated Condensed Financial Statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2021, as amended by Form 10-K/A for the fiscal year ended August 31, 2021 filed on November 24, 2021.

The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances, including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous factors discussed throughout this Quarterly Report on Form 10-Q including, but not limited to, the severity and duration of COVID-19, the extent to which it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of May 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangible and other long-lived assets, including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

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

WBA Q3 2022 Form 10-Q	9

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2. Discontinued operations

On June 1, 2021, the Company completed the sale of Alliance Healthcare, for total consideration of $6.9 billion, which included cash consideration of $6.7 billion, subject to net working capital and net cash adjustments, and 2 million shares of AmerisourceBergen common stock.

As of August 31, 2021, Other current assets included a $98 million receivable for purchase price consideration due from
AmerisourceBergen that was subject to change upon the finalization of net working capital adjustments. During the three months ended February 28, 2022, the Company reduced the receivable by $38 million with a corresponding charge in Other income within the Consolidated Condensed Statements of Earnings upon finalizing these adjustments with AmerisourceBergen.

The operating results of the Disposal Group are reported as discontinued operations as the disposition reflected a strategic shift that had a major effect on the Company’s operations and financial results.

Results of discontinued operations for prior periods were as follows (in millions):

	Three months ended May 31, 2021	Nine months ended May 31, 2021
Sales	$5,500	$16,070
Cost of sales	4,956	14,486
Gross profit	544	1,584
Selling, general and administrative expense	394	1,211
Operating income from discontinued operations	150	373
Other expense	(2)	(7)
Interest expense, net	(13)	(23)
Earnings before income tax – discontinued operations	135	342
Income tax provision	44	68
Post tax earnings from other equity method investments	4	15
Net earnings from discontinued operations	$95	$289

Sales in prior periods from the Disposal Group to the Company's continuing operations are not eliminated and aggregate to (in millions):

	Three months ended May 31, 2021	Nine months ended May 31, 2021
Sales	$471	$1,385

Cash flows from operating and investing activities for discontinued operations in prior periods are (in millions):

Nine months ended May 31, 2021
Cash used for operating activities - discontinued operations	$(132)
Cash used for investing activities - discontinued operations	$(58)

See Note 17. Related parties, to the Consolidated Condensed Financial Statements for more information on the Company's transactions and continuing involvement with AmerisourceBergen.

WBA Q3 2022 Form 10-Q	10

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

The Company accounted for this acquisition as a business combination resulting in consolidation of VillageMD within the Walgreens Health segment in its financial statements. A non-controlling interest was recognized at fair value. During the three and nine months ended May 31, 2022, the Company recorded certain measurement period adjustments based on additional information primarily to certain assets and liabilities which did not have a material impact on goodwill. As of May 31, 2022, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired. As such, the preliminary purchase price allocation will be subject to further refinement and may change. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified.

As a result of this acquisition, in the three months ended November 30, 2021, the Company recognized a pre-tax gain in Other income in the Consolidated Condensed Statements of Earnings of $1,597 million related to the fair valuation of the Company’s previously held minority equity interest. The Company also recorded a pre-tax gain of $577 million in Other income in the Consolidated Condensed Statements of Earnings related to the conversion to equity of the Company’s previously held investment in convertible debt securities of VillageMD, reclassified from within Accumulated other comprehensive income in the Consolidated Condensed Balance Sheets.

The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase Price Allocation:
Total purchase price	$5,200
Less: purchase price for issuance of new preferred units at fair value [1]	(2,300)
Net consideration	2,900
Fair value of share-based compensation awards attributable to pre-combination services [2]	683
Fair value of previously held equity and debt	3,211
Fair value of non-controlling interest	3,257
Total	$10,051

Identifiable assets acquired and liabilities assumed:
Tangible assets [1]	$634
Intangible assets	1,621
Liabilities	(245)
Total identifiable net assets	$2,010

Goodwill	$8,041
1.Comprises cash consideration of $1.1 billion and a promissory note of $1.2 billion. This consideration was provided in exchange for the issuance of new preferred units by VillageMD. VillageMD’s tangible assets acquired exclude this $1.1 billion of cash and $1.2 billion promissory note receivable.
2.Primarily related to vested share-based compensation awards.

WBA Q3 2022 Form 10-Q	11

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

Shields acquisition
On October 29, 2021, the Company completed the acquisition of Shields Health Solutions Parent, LLC (“Shields”). Pursuant to the terms and subject to the conditions set forth in the Securities Purchase Agreement, the Company purchased additional outstanding equity interests of Shields, increasing the Company’s total beneficial ownership in Shields’ outstanding equity interests from 25% to approximately 70%, for cash consideration of $969 million.

The Company accounted for this acquisition as a business combination resulting in consolidation of Shields within the Walgreens Health segment in its financial statements. A non-controlling interest was recognized at fair value. Under the terms of the transaction agreements, the Company has an option to acquire the remaining equity interests of Shields in the future. Shields’ other equity holders will also have an option to require the Company to purchase the remaining equity interests. Considering the contractual terms related to the non-controlling interest, it is classified as redeemable non-controlling interest in the Consolidated Condensed Balance Sheets. As of May 31, 2022, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired. As such, the preliminary purchase price allocation will be subject to further refinement and may result in changes. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified.

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

See Note 15. Segment reporting and Note 16. Sales for further information.

Other acquisitions and investments
The Company acquired certain prescription files and related pharmacy inventory primarily in the U.S. for the aggregate purchase price of $36 million and $153 million during the three and nine months ended May 31, 2022, respectively, and $19 million and $85 million during the three and nine months ended May 31, 2021, respectively.

WBA Q3 2022 Form 10-Q	12

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

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024 and increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. During the three months ended May 31, 2022, the Company increased its annual cost savings target from $3.3 billion to $3.5 billion by the end of fiscal 2024. The Company is currently on track to achieve the savings target.

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

From the inception of the Transformational Cost Management Program to May 31, 2022, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $1.7 billion, which were primarily recorded within selling, general and administrative expenses. These charges included $467 million related to lease obligations and other real estate costs, $357 million in asset impairments, $679 million in employee severance and business transition costs and $183 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three and nine months ended May 31, 2022 and 2021 were as follows (in millions):

Three months ended May 31, 2022	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$16	$3	$—	$18
Asset impairments	48	14	—	61
Employee severance and business transition costs	53	22	11	86
Information technology transformation and other exit costs	1	6	—	7
Total pre-tax exit and disposal charges	$117	$45	$11	$173

WBA Q3 2022 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Nine months ended May 31, 2022	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$107	$6	$—	$113
Asset impairments	64	42	—	105
Employee severance and business transition costs	110	32	25	166
Information technology transformation and other exit costs	3	18	—	20
Total pre-tax exit and disposal charges	$283	$97	$25	$404

Three months ended May 31, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$15	$6	$—	$21
Asset impairments	5	9	—	14
Employee severance and business transition costs	(19)	2	14	(2)
Information technology transformation and other exit costs	1	10	—	11
Total pre-tax exit and disposal charges	$2	$27	$14	$44

Nine months ended May 31, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$56	$6	$—	$62
Asset impairments	9	10	—	19
Employee severance and business transition costs	92	36	44	172
Information technology transformation and other exit costs	14	11	1	26
Total pre-tax exit and disposal charges	$172	$63	$44	$279

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2021	$17	$—	$77	$20	$114
Costs	113	105	166	20	404
Payments	(60)	—	(145)	(24)	(229)
Other	(52)	(105)	(6)	2	(161)
Balance at May 31, 2022	$18	$—	$92	$20	$129

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

WBA Q3 2022 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental Balance sheet information related to leases were as follows (in millions):

Balance sheet supplemental information:	May 31, 2022	August 31, 2021
Operating leases:
Operating lease right-of-use assets	$21,369	$21,893

Operating lease obligations - current	2,270	2,259
Operating lease obligations - non-current	21,550	22,153
Total operating lease obligations	$23,820	$24,412
Finance leases:
Right-of-use assets included in:
Property, plant and equipment, net	$664	$725
Lease obligations included in:
Accrued expenses and other liabilities	37	37
Other non-current liabilities	919	974
Total finance lease obligations	$956	$1,010

Supplemental Statement of Earnings information related to leases were as follows (in millions):

	Three months ended May 31,		Nine months ended May 31,
Statement of Earnings supplemental information:	2022	2021	2022	2021
Operating lease cost
Fixed	$811	$807	$2,431	$2,406
Variable [1]	198	157	600	477
Finance lease cost
Amortization	$11	$11	$33	$33
Interest	13	13	38	39

Sublease income	$24	$21	$76	$62
Impairment of right-of-use assets	11	8	82	23
Gain on sale-leaseback [2]	175	85	410	273

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded within selling, general and administrative expenses.

WBA Q3 2022 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Other supplemental information related to leases were as follows (in millions):

	Nine months ended May 31,
Other supplemental information:	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash outflows from operating leases	$2,515	$2,562
Operating cash outflows from finance leases	35	36
Financing cash outflows from finance leases	32	31
Total	$2,582	$2,629

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,380	$2,011
Finance leases	11	—
Total	$1,391	$2,011

Weighted average lease terms and discount rates for real estate leases were as follows:

Weighted average terms and discount rates:	May 31, 2022	August 31, 2021
Weighted average remaining lease term in years:
Operating leases	10.0	10.3
Finance leases	19.2	20.2

Weighted average discount rate:
Operating leases	4.77%	4.77%
Finance leases	5.18%	5.18%

The aggregate future lease payments for operating and finance leases as of May 31, 2022 were as follows (in millions):

Future lease payments:
Fiscal year	Finance lease	Operating lease
2022 (Remaining period)	$22	$867
2023	88	3,399
2024	88	3,295
2025	87	3,185
2026	87	3,081
2027	87	2,977
Later	1,052	13,412
Total undiscounted minimum lease payments	$1,510	$30,216
Less: Present value discount	(554)	(6,396)
Lease liability	$956	$23,820

WBA Q3 2022 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Equity method investments

Equity method investments were as follows (in millions, except percentages):

	May 31, 2022		August 31, 2021
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$3,965	25%	$4,407	28%
Others	1,811	8% - 50%	2,580	8% - 50%
Total	$5,777		$6,987

AmerisourceBergen investment
On May 11, 2022, the Company sold 6.0 million shares of AmerisourceBergen common stock pursuant to Rule 144 at a price of $150 per share for a total consideration of $900 million, decreasing the Company's ownership of AmerisourceBergen’s common stock from 58,854,867 shares, held at August 31, 2021 to 52,854,867 shares held as of May 31, 2022. The transaction resulted in the Company recording a pre-tax gain of $424 million in Other income in the Consolidated Condensed Statements of Earnings, including a $25 million loss reclassified from within Accumulated other comprehensive income in the Consolidated Condensed Balance Sheets. As of May 31, 2022, the Company holds approximately 25.2% of AmerisourceBergen outstanding common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q.

The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings (loss) attributable to the Company’s investment being classified in Operating income within the United States segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings (loss) from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings.

During the nine months ended May 31, 2022 and 2021, the Company recognized equity income of $330 million and equity losses of $1.2 billion in AmerisourceBergen, respectively. The equity losses for the period ended May 31, 2021 were primarily due to AmerisourceBergen's recognition of a loss of $5.6 billion, net of tax, related to its ongoing opioid litigation in its financial statements for the three months ended September 30, 2020.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at May 31, 2022 and August 31, 2021 was $8.2 billion and $7.2 billion, respectively. As of May 31, 2022 the carrying value of the Company’s investment in AmerisourceBergen exceeded its proportionate share of the net assets of AmerisourceBergen by $3.8 billion. This premium of $3.8 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments primarily include its U.S. investments in Option Care Health, through its subsidiary HC Group Holdings I, LLC, and BrightSpring Health Services, and the Company’s investments in China in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd, Guangzhou Pharmaceuticals Corporation, and Nanjing Pharmaceutical Company Limited.

The Company recorded $5 million and $575 million of post-tax equity earnings from other equity method investments for the three months ended May 31, 2022 and 2021, respectively. The Company recorded $29 million and $604 million of post-tax equity earnings from other equity method investments for the nine months ended May 31, 2022 and 2021, respectively.

During the three months ended February 28, 2022, the Company recognized an other-than-temporary impairment of $124 million related to an equity method investment in China. The impairment was derived using Level 3 inputs, including financial projections and market multiples of comparable companies.

WBA Q3 2022 Form 10-Q	17

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

During the three and nine months ended May 31, 2021, the Company recorded gains of $98 million and $290 million, respectively, in Other income due to the partial sale of ownership interest in Option Care Health by the Company's then equity method investee HC Group Holdings I, LLC. During the three months ended May 31, 2021, as a result of these sales HC Group Holdings I, LLC lost the ability to control Option Care Health and, therefore, deconsolidated Option Care Health in its financial statements. As a result of this deconsolidation, HC Group Holdings I, LLC recognized a gain of $1.2 billion and the Company recorded its share of equity earnings in HC Group Holdings I, LLC of $576 million in Post-tax earnings from other equity method investments.

Summarized financial information

Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Statements of earnings (loss) (in millions)

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Sales	$65,085	$55,890	$200,628	$171,417
Gross Profit	3,308	2,558	10,117	7,647
Net earnings (loss)	602	489	1,474	(3,841)
Share of earnings (loss) from equity method investments	132	672	359	(591)

The summarized financial information for equity method investments has been included on an aggregated basis for all investments as reported for the three and nine months ended May 31, 2022 and 2021, respectively.

WBA Q3 2022 Form 10-Q	18

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

Based on the analysis completed as of the June 1, 2021 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 18% to approximately 195%. The Boots reporting unit's fair value was in excess of its carrying value by approximately 18%, compared to a nominal amount as of June 1, 2020. The Other international reporting unit's fair value was in excess of its carrying value by approximately 29%. As of May 31, 2022 and August 31, 2021, the carrying value of goodwill for the Boots reporting unit was $956 million and $1.1 billion, respectively. As of May 31, 2022 and August 31, 2021, the carrying value of goodwill for the Other international reporting unit was $372 million and $381 million, respectively.

As of June 1, 2021, the fair values of indefinite-lived intangibles within the Boots reporting unit exceeded their carrying value amounts ranging from approximately 5% to approximately 27%. As of May 31, 2022 and August 31, 2021, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $6.7 billion and $7.3 billion, respectively.

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions with respect to the business and financial performance of the Company’s reporting units, as well as how such performance may be impacted by COVID-19. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, including the impact of COVID-19, could have a significant impact on either the fair value of the reporting units and indefinite-lived intangibles, the amount of any goodwill and indefinite-lived intangible impairment charges, or both. These estimates can be affected by a number of factors including, but not limited to, the impact of COVID-19, its severity, duration and its impact on global economies, general economic conditions, as well as our profitability. The Company will continue to monitor these potential impacts, including the impact of COVID-19 and economic, industry and market trends, and the impact these may have on the Boots and Other international reporting units.

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

Goodwill roll forward:	United States	International	Walgreens Health	Walgreens Boots Alliance, Inc.
August 31, 2021	$10,947	$1,474	$—	$12,421
Acquisitions	—	—	9,586	9,586
Currency translation adjustments	—	(106)	—	(106)
May 31, 2022	$10,947	$1,368	$9,586	$21,901

WBA Q3 2022 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets	May 31, 2022	August 31, 2021
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,364	$3,522
Primary care provider network	1,244	—
Trade names and trademarks	685	361
Developed technology [2]	355	156
Purchasing and payor contracts	15	317
Others [2]	78	65
Total gross amortizable intangible assets	$6,741	$4,421

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,487	$1,335
Primary care provider network	43	—
Trade names and trademarks	244	226
Developed technology [2]	43	8
Purchasing and payor contracts	3	227
Others [2]	33	29
Total accumulated amortization	1,853	1,826
Total amortizable intangible assets, net	$4,888	$2,595

Indefinite-lived intangible assets
Trade names and trademarks	$4,835	$5,276
Pharmacy licenses	1,860	2,066
Total indefinite-lived intangible assets	$6,695	$7,342

Total intangible assets, net	$11,583	$9,936
1Includes purchased prescription files.
2Includes certain reclassifications to conform to the current period presentation.

Amortization expense for intangible assets was $148 million and $488 million for the three and nine months ended May 31, 2022, respectively, and $156 million and $363 million for the three and nine months ended May 31, 2021, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at May 31, 2022 is as follows (in millions):

	2022 (Remaining period)	2023	2024	2025	2026	2027
Estimated annual amortization expense	$151	$571	$551	$518	$497	$434

WBA Q3 2022 Form 10-Q	20

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 8. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	May 31, 2022	August 31, 2021
Short-term debt
Credit facilities
Unsecured credit facility due 2023	1,998	—
$8 billion note issuance [1]
3.300% unsecured notes due 2021 [2]	—	1,250
$4 billion note issuance [4]
3.100% unsecured notes due 2022	731	—
Other [3]	57	56
Total short-term debt	$2,787	$1,305

Long-term debt
Credit facilities
Unsecured credit facility due 2023	$1,997	$—
Unsecured credit facility due 2024	998	—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	848	—
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	498	497
4.100% unsecured notes due 2050	792	792
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,443	1,442
4.650% unsecured notes due 2046	318	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024	1,154	1,154
4.500% unsecured notes due 2034	301	301
4.800% unsecured notes due 2044	868	868
£700 million note issuance [1]
3.600% unsecured Pound Sterling notes due 2025	374	408
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	790	873
$4 billion note issuance [4]
3.100% unsecured notes due 2022	—	731
4.400% unsecured notes due 2042	263	263
Other [3]	27	29
Total long-term debt, less current portion	$10,670	$7,675

1Notes are unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
2On September 18, 2021, the Company redeemed in full the $1.25 billion aggregate principal amount outstanding of its 3.300% unsecured notes due 2021 issued by the Company on November 18, 2014.

WBA Q3 2022 Form 10-Q	21

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
3Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
4Notes are senior debt obligations of Walgreen Co. and rank equally with all other unsecured and unsubordinated indebtedness of Walgreen Co. On December 31, 2014, the Company fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of the Company and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company. On June 3, 2022, a notice of redemption was given to holders of the 3.100% notes due 2022. As a result, on July 5, 2022, the notes with aggregate principal amount of $731 million will be redeemed in full. See Note 20. Subsequent events for further information.

$850 million Note issuance
On November 17, 2021, the Company issued, in an underwritten public offering, $850 million of 0.95% notes due 2023. The notes contain a call option which allows for the notes to be repaid, in full or in part at 100% of the principal amount of the notes to be redeemed, in each case plus accrued and unpaid interest.

Credit facilities

November 15, 2021, Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the“364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). An aggregate amount of $3.0 billion or more of the November 2021 DDTL is for the purpose of funding the consideration due in respect of the purchase of an increased equity stake in VillageMD, and paying fees and expenses related to the foregoing, and the remainder can be used for general corporate purposes. The maturity date on the 364-day loan, the two-year loan and the three-year loan is, in each case, the earlier of the date that is 364 days, two years and three years from the date of the first drawing under each facility and February 14, 2023, February 15, 2024 and February 15, 2025 respectively. As of May 31, 2022, there were $5 billion in borrowings outstanding under the November 2021 DDTL.

Borrowings under the November 2021 DDTL bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate, eurocurrency rate or, from and after the date that daily Secured Overnight Financing Rate (“SOFR”) becomes available under the November 2021 DDTL, the daily SOFR rate, in each case, plus an applicable margin. For the 364-day tranche, the applicable margin is (i) prior to the six month anniversary of the Margin Trigger Date, as defined in the November 2021 DDTL (the “Margin Trigger Date”), 0.70% in the case of eurocurrency rate loans and daily SOFR loans, and 0.00% in the case of alternate base rate loans and (ii) on and after the six month anniversary of the Margin Trigger Date, 0.75% in the case of eurocurrency rate loans and daily SOFR loans, and 0.00% in the case of alternate base rate loans. For the 2-year and 3-year tranche, the applicable margin is 0.85% and 1.00%, respectively, in the case of eurocurrency rate loans and daily SOFR loans, and 0.00% in the case of alternate base rate loans.

December 23, 2020, Revolving Credit Agreement
On December 23, 2020, the Company entered into a $1.25 billion senior unsecured 364-day revolving credit facility and a $2.25 billion senior unsecured 18-month revolving credit facility, with a swing line subfacility commitment amount of $350 million, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2020 Revolving Credit Agreement”). The 364-day facility’s termination date is the earlier of (i) 364 days from December 23, 2020, the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 364-day facility pursuant to the 2020 Revolving Credit Agreement. The 18-month facility’s termination date is the earlier of (i) 18 months from the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 18-Month Facility pursuant to the 2020 Revolving Credit Agreement. As of May 31, 2022, commitments under the 364-day facility had expired and there were no borrowings outstanding under the 18-month revolving credit facility. On June 17, 2022, the Company terminated the 2020 Revolving Credit Agreement. See Note 20. Subsequent events for further information.

WBA Q3 2022 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
August 2018 Revolving Credit Agreement
On August 29, 2018, the Company entered into a revolving credit agreement (the “August 2018 Revolving Credit Agreement”) with the lenders and letter of credit issuers from time-to-time party thereto. The August 2018 Revolving Credit Agreement is an unsecured revolving credit facility with aggregate commitment in the amount of $3.5 billion, with a letter of credit subfacility commitment amount of $500 million. The facility termination date is the earlier of (a) August 29, 2023, subject to extension thereof pursuant to the August 2018 Revolving Credit Agreement, and (b) the date of termination in whole of the aggregate amount of the revolving commitments pursuant to the August 2018 Revolving Credit Agreement. As of May 31, 2022, there were no borrowings outstanding under the August 2018 Revolving Credit Agreement. On June 17, 2022, the Company terminated the August 2018 Revolving Credit Agreement. See Note 20. Subsequent events for further information.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities also contain various other customary covenants. As of May 31, 2022, the Company was in compliance with all such applicable covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily U.S. commercial paper outstanding of $1.2 billion and $2.3 billion at a weighted average interest rate of 0.55% and 0.47% for the nine months ended May 31, 2022 and 2021, respectively.

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

Interest
Interest paid by the Company was $336 million and $889 million for the nine months ended May 31, 2022 and 2021, respectively. Interest paid for the nine months ended May 31, 2022 and 2021 included charges on early extinguishment of debt of $4 million and $387 million, respectively.

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

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

May 31, 2022	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$537	$21	Other current assets
Cross currency interest rate swaps	150	5	Other current assets
Cross currency interest rate swaps	750	39	Other non-current assets
Foreign currency forwards	9	1	Other non-current assets
Foreign currency forwards	189	3	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,070	$188	Other current assets
Total return swap	232	7	Other current assets
Foreign currency forwards	1,188	17	Other current liabilities

WBA Q3 2022 Form 10-Q	23

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

August 31, 2021	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$575	$7	Other current assets
Cross currency interest rate swaps	155	1	Other non-current assets
Foreign currency forwards	6	—	Other non-current assets
Foreign currency forwards	31	1	Other current liabilities
Cross currency interest rate swaps	109	9	Other current liabilities
Cross currency interest rate swaps	801	23	Other non-current liabilities
Foreign currency forwards	23	1	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,636	$38	Other current assets
Total return swap	224	2	Other current assets
Foreign currency forwards	808	3	Other current liabilities
Total return swap	37	—	Other current liabilities

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

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2022	2021	2022	2021
Foreign currency forwards	Selling, general and administrative expenses [1]	$—	$(53)	$—	$(177)
Total return swap	Selling, general and administrative expenses	(14)	20	(24)	48
Foreign currency forwards	Other income [1]	319	(5)	322	(6)
1.In the nine months ended May 31, 2022, certain expenses related to derivative instruments used as economic hedges, were presented as Other income within the Consolidated Condensed Statements of Earnings, whereas these expenses were recorded within Selling, general, and administrative expenses within the Consolidated Condensed Statements of Earnings in prior periods.

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

WBA Q3 2022 Form 10-Q	24

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$2,173	$2,173	$—	$—
Foreign currency forwards [2]	210	—	210	—
Cross currency interest rate swaps [3]	44	—	44	—
Total return swaps	7	—	7	—
Investments in equity securities [4]	2	2	—	—
Liabilities:
Foreign currency forwards [2]	$20	$—	$20	$—

	August 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$634	$634	$—	$—
Investments in debt securities [5]	663	—	—	663
Foreign currency forwards [2]	46	—	46	—
Cross currency interest rate swaps [3]	1	—	1	—
Total return swaps	2	—	2	—
Investments in equity securities [4]	2	2	—	—
Liabilities:
Cross currency interest rate swaps [3]	$32	$—	$32	$—
Foreign currency forwards [2]	5	—	5	—

1.Money market funds are valued at the closing price reported by the fund sponsor.
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
4.Fair values of quoted investments are based on current bid prices as of May 31, 2022 and August 31, 2021.
5.Level 3 debt securities include investments in convertible debt securities of VillageMD which are valued on a quarterly basis using the Probability Weighted Expect Return Method with gains or losses recorded in Other comprehensive income within the Consolidated Condensed Balance Sheets. Inputs include the enterprise value, expected holding term of the investment, volatility and risk-free interest rates.

There were no transfers between Levels for the three and nine months ended May 31, 2022.

WBA Q3 2022 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of May 31, 2022, the carrying amounts and estimated fair values of long-term notes outstanding including the current portion were $8.4 billion and $8.1 billion, respectively.

The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market prices and translated at the May 31, 2022 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of May 31, 2022. See Note 8. Debt, for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

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

WBA Q3 2022 Form 10-Q	26

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

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.)) The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. The Company’s motion to dismiss the consolidated class action complaint filed on August 17, 2015 was granted in part and denied in part on September 30, 2016. The court granted plaintiff’s motion for class certification on March 29, 2018, and plaintiff filed a first amended complaint on December 19, 2018. A motion to dismiss the first amended complaint was granted in part and denied in part on September 23, 2019. Fact discovery and expert discovery have concluded. On November 2, 2021, the Court denied plaintiffs’ motion for summary judgment and granted in part and denied in part defendants’ cross motion. On March 2, 2022 the Court granted the Company’s motion to reconsider a portion of that ruling. On June 29, 2022 the Court granted preliminary approval of a settlement in the amount of $105 million which was fully accrued at May 31, 2022.

Securities Claims Relating to Rite-Aid Merger

On December 11, 2017, purported Rite Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. class action”) arising out of transactions contemplated by the merger agreement between the Company and Rite Aid. The amended complaint alleges that the Company and certain of its officers made false or misleading statements regarding the transactions. The Court denied the Company’s motion to dismiss the amended complaint on April 15, 2019. The Company filed an answer and affirmative defenses, and the Court granted plaintiffs' motion for class certification. Fact and expert discovery have concluded and summary judgement briefing is complete. In October and December 2020, two separate purported Rite Aid Shareholders filed actions in the same court opting out of the class in the M.D. Pa. class action and making nearly identical allegations as those in the M.D. Pa. class action (the “Opt-out Actions”). The Opt-out Actions have been stayed until the earlier of (a) 30 days after the entry of an order resolving any pre-trial dispositive motions in the M.D. Pa. class action, or (b) 30 days after the entry of an order of final approval of any settlement of the M.D. Pa. class action.

Claims Relating to Opioid Abuse

The Company is among an array of defendants in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated many of these cases in a consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-md-2804), which is pending in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”). The Company is a defendant in the following multidistrict litigation (MDL) bellwether cases:

•One case remanded to the U.S. District Court for the Northern District of California (City and Cnty. of San Francisco, et al. v. Purdue Pharma L.P., et al., Case No. 3:18-cv-07591-CRB), originally scheduled for trial in October 2021, is currently ongoing.
•Two cases in N.D. Ohio (Cnty. of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; Cnty. of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079). In November 2021, the jury in that case returned a verdict after trial in favor of the plaintiffs as to liability, and the second trial regarding remedies took place in May 2022. The court has yet to determine how much each defendant will pay in damages. The Company is unable to predict the outcome relative to remedies or apportionment and believes it has very strong grounds for appeal.
•One case remanded to the U. S. District Court for the Eastern District of Oklahoma (The Cherokee Nation v. McKesson Corp., et al., Case No. 18-CV-00056-RAW-SPS), which has since been remanded to the District Court of Sequoyah County, Oklahoma (a decision that is on appeal).

WBA Q3 2022 Form 10-Q	27

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
•West Virginia (State of West Virginia, ex rel. Patrick Morrisey, Attorney General v. Walgreens Boots Alliance, Inc., et al., Civil Action No.20-C-82 PNM, Circuit Court of Kanawha County, West Virginia, - September 2022).
•Michigan (State of Michigan, ex rel. Dana Nessel, Attorney General v. Cardinal Health, Inc., et al., Case No. 19-016896-NZ, Circuit Court for Wayne County, Michigan - February 2023).
•Alabama (Mobile County Board of Health, et al. v. Fisher, et al., Case No. CV-2019-902806.00, Circuit Court of Mobile County, Alabama - scheduled for trial in January 2023, but currently stayed pending a petition to the Alabama Supreme Court); (The DCH Health Care Authority, et al. v. Purdue Pharma LP, et al., Case No. CV-2019-000007.00, Circuit Court of Conecuh County, Alabama - March 2023).
•Nevada (State of Nevada v. McKesson Corporation, et al., Case No. A-19-796755-B, Eighth Judicial District Court, Clark County, Nevada - April 2023).
•Missouri (Jefferson County, Missouri v. Dannie E. Williams, M.D., et al., Case No. 20JE-CC00029, Twenty-Third Judicial Circuit, Jefferson County, Missouri - July 2023).

Two consolidated cases in New York state court (County of Suffolk v. Purdue Pharma L.P., et al., Index No. 400001/2017; County of Nassau v. Purdue Pharma L.P., et al., Index No. 400008/2017, Supreme Court of the State of New York, Suffolk County, New York) were resolved as to the Company in June 2021.

The relief sought by various plaintiffs in these matters includes compensatory, abatement, restitution and punitive damages, as well as injunctive relief. In connection with these matters, the Company has engaged an expanded number of parties regarding possible resolution. Significant uncertainties remain. Additionally, the Company has received from the U.S. Department of Justice and the Attorneys General of numerous states subpoenas, civil investigative demands, and other requests concerning opioid-related matters. The Company continues to communicate with the Department of Justice with respect to purported violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing opioid prescriptions at certain Walgreens locations.

On May 5, 2022, the Company announced that it had entered into a settlement agreement with the State of Florida to resolve all claims related to the distribution and dispensing of prescription opioid medications across the Company’s pharmacies in the State of Florida. This settlement agreement is not an admission of liability or wrong-doing and would resolve opioid lawsuits filed and future claims by the state and government subdivisions in the State of Florida. The estimated settlement amount of $683 million includes $620 million in remediation payments, which will be paid to the State of Florida in equal installments over 18 years, and applied by it to opioid remediation, as well as a one-time payment of $63 million for attorneys’ fees. The Company made the first annual settlement payment of $97.4 million into escrow on June 17, 2022. During the three months ended May 31, 2022, the Company recorded a $683 million liability associated with this settlement. The settlement accrual is reflected in the unaudited Consolidated Condensed Statement of Earnings within Selling, general and administrative expenses as part of the United States segment. The Company recorded $97.4 million and $585.6 million of the estimated settlement liability in Accrued expenses and other current liabilities, and Other non-current liabilities, respectively, in our Consolidated Condensed Balance Sheet.

WBA Q3 2022 Form 10-Q	28

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 12. Income taxes

The Company recognized a tax benefit from continuing operations for the three months ended May 31, 2022. The effective tax rate for the three months ended May 31, 2022 was not meaningful. The tax benefit is primarily driven by reduction of a valuation allowance on net deferred tax assets due to capital gains from the sale of AmerisourceBergen shares (see Note 6. Equity method investments), internal restructuring, and other anticipated gains, as well as the tax benefit related to the opioid settlement agreement with the State of Florida (see Note 11. Commitments and contingencies). The tax rate for the three months ended May 31, 2021 was an expense of 32.8% and includes a discrete tax expense on equity earnings of $576 million from HC Group Holdings. See Note 6. Equity method investments for further information.

The effective tax rate from continuing operations for the nine months ended May 31, 2022 was 4.3%, compared to 7.4% for the nine months ended May 31, 2021. The tax rate for the current period includes the discrete tax effect of lower tax expense on gains from consolidation of the Company’s investment in VillageMD and Shields (see Note 3. Acquisitions and other investments), discrete tax benefits recorded for the release of valuation allowance on net deferred tax assets resulting from capital gains derived from the sale of AmerisourceBergen shares (see Note 6. Equity method investments), internal restructuring, and other anticipated gains, as well as the tax benefit related to the opioid settlement agreement with the State of Florida (see Note 11. Commitments and contingencies). The effective tax rate for the prior period reflects the discrete tax effect of equity losses in AmerisourceBergen, partially offset by the tax effect on equity earnings of HC Group Holdings.

Income taxes paid for the nine months ended May 31, 2022 and 2021 were $291 million and $305 million, respectively.

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

Components of net periodic pension costs (income) for the defined benefit pension plans (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2022	2021	2022	2021
Service costs	Selling, general and administrative expenses	$1	$2	$4	$4
Interest costs	Other income	37	36	115	104
Expected returns on plan assets/other	Other income	(70)	(85)	(216)	(248)
Total net periodic pension income		$(32)	$(48)	$(97)	$(140)

The Company made cash contributions to its defined benefit pension plans of $20 million for the nine months ended May 31, 2022, which primarily related to committed payments. The Company plans to contribute an additional $21 million to its defined benefit pension plans during the remainder of fiscal year 2022.

WBA Q3 2022 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision was an expense of $58 million and $181 million for the three and nine months ended May 31, 2022, respectively, compared to an expense of $54 million and $166 million for the three and nine months ended May 31, 2021, respectively.

The Company also has certain contract based defined contribution arrangements. The principal arrangement is based in the UK, to which both the Company and participating employees contribute. The Company recognized an expense of $21 million and $69 million for the three and nine months ended May 31, 2022, respectively, compared to an expense of $25 million and $77 million for the three and nine months ended May 31, 2021, respectively.

Note 14. Accumulated other comprehensive income (loss)

The following is a summary of net changes in Accumulated other comprehensive income (“AOCI”) by component and net of tax for the three and nine months ended May 31, 2022 and 2021 (in millions):

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative currency translation adjustments	Total
Balance at February 28, 2022	$(372)	$(9)	$(11)	$(154)	$(1,782)	$(2,328)
Other comprehensive income (loss) before reclassification adjustments	—	4	176	(48)	(515)	(383)
Amounts reclassified from AOCI	(5)	1	—	25	—	20
Tax benefit (provision)	1	(1)	(40)	6	—	(34)
Net change in other comprehensive (loss) income	(4)	4	135	(17)	(515)	(397)
Balance at May 31, 2022	$(376)	$(5)	$124	$(171)	$(2,297)	$(2,724)

	Pension/ post- retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Unrealized gain on available for sale securities	Share of OCI of equity method investments	Cumulative currency translation adjustments	Total
Balance at August 31, 2021	$(359)	$(10)	$(35)	$96	$(29)	$(1,772)	$(2,109)
Other comprehensive income (loss) before reclassification adjustments	—	5	207	450	(213)	(525)	(77)
Amounts reclassified from AOCI	(16)	2	—	(577)	25	—	(566)
Other	(6)	—	—	—	—	—	(6)
Tax benefit (provision)	5	(1)	(48)	31	46	—	32
Net change in other comprehensive (loss) income	(17)	6	159	(96)	(143)	(525)	(616)
Balance at May 31, 2022	$(376)	$(5)	$124	$—	$(171)	$(2,297)	$(2,724)

WBA Q3 2022 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post- retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Unrealized gain on available for sale securities	Share of OCI of equity method investments	Cumulative currency translation adjustments	Total
Balance at February 28, 2021	$(739)	$(18)	$(90)	$—	$10	$(2,469)	$(3,306)
Other comprehensive income (loss) before reclassification adjustments	—	(3)	(30)	5	2	141	115
Amounts reclassified from AOCI	(2)	14	—	—	—	1	13
Tax benefit (provision)	—	(3)	7	—	(6)	—	(1)
Net change in other comprehensive (loss) income	(1)	8	(23)	5	(4)	142	127
Balance at May 31, 2021	$(740)	$(10)	$(113)	$5	$6	$(2,327)	$(3,180)

	Pension/ post- retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Unrealized gain on available for sale securities	Share of OCI of equity method investments	Cumulative currency translation adjustments	Total
Balance at August 31, 2020	$(748)	$(31)	$(34)	$—	$(10)	$(2,948)	$(3,771)
Other comprehensive income (loss) before reclassification adjustments	16	11	(110)	5	21	615	558
Amounts reclassified from AOCI	(6)	16	—	—	—	6	17
Tax benefit (provision)	(3)	(7)	31	—	(5)	—	17
Net change in other comprehensive income (loss)	8	21	(79)	5	16	621	591
Balance at May 31, 2021	$(740)	$(10)	$(113)	$5	$6	$(2,327)	$(3,180)

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

WBA Q3 2022 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

International
The Company’s International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and a pharmaceutical wholesaling and distribution business in Germany. Pharmacy-led health and beauty retail businesses include Boots branded stores in the UK, the Republic of Ireland and Thailand, the Benavides brand in Mexico and the Ahumada brand in Chile. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products.

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

Selling, general and administrative costs for Walgreens Health for the three and nine months ended May 31, 2021 have been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation.

The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in “Corporate and Other”.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Sales:
United States	$26,695	$28,743	$82,394	$83,250
International	5,305	5,288	16,686	14,998
Walgreens Health	596	—	1,173	—
Corporate and Other [1]	1	—	—	—
Walgreens Boots Alliance, Inc.	$32,597	$34,030	$100,254	$98,247

Adjusted operating income:
United States	$966	$1,471	$4,243	$3,789
International	174	94	563	326
Walgreens Health	(129)	(17)	(218)	(31)
Corporate and Other	(56)	(88)	(198)	(202)
Walgreens Boots Alliance, Inc.	$955	$1,459	$4,389	$3,881

1.Includes certain eliminations.

WBA Q3 2022 Form 10-Q	32

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles adjusted operating income to operating (loss) income (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Adjusted operating income	$955	$1,459	$4,389	$3,881
Adjustments to equity earnings (loss) in AmerisourceBergen	(60)	(48)	(155)	(1,575)
Transformational cost management	(185)	(60)	(458)	(338)
Acquisition-related amortization	(201)	(158)	(616)	(367)
Certain legal and regulatory accruals and settlements	(734)	—	(734)	(60)
LIFO provision	(55)	(51)	(64)	(85)
Acquisition-related costs	(40)	(9)	(155)	(25)
Operating (loss) income	$(320)	$1,134	$2,209	$1,432

Note 16. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
United States
Pharmacy	$19,656	$21,770	$60,581	$63,133
Retail	7,039	6,973	21,814	20,117
Total	26,695	28,743	82,394	83,250

International
Pharmacy	901	958	2,876	2,791
Retail	1,618	1,455	5,294	4,618
Wholesale	2,786	2,875	8,516	7,588
Total	5,305	5,288	16,686	14,998

Walgreens Health	596	—	1,173	—

Corporate and Other [1]	1	—	—	—
Walgreens Boots Alliance, Inc.	$32,597	$34,030	$100,254	$98,247
1Includes certain eliminations.

See Note 19. Supplemental information for further information on receivables from contracts with customers.

WBA Q3 2022 Form 10-Q	33

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

Related party transactions with AmerisourceBergen (in millions) were as follows:

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Purchases, net	$15,439	$15,947	$46,293	$46,449

	May 31, 2022	August 31, 2021
Trade accounts payable, net of Trade accounts receivable	$7,322	$6,589

See Note 2. Discontinued operations for further information.

On December 28, 2021, in accordance with the terms of the Unit Purchase Agreement, VillageMD settled the fully subscribed tender offer using cash proceeds provided by the Company. The Company purchased $1.9 billion of units in VillageMD for cash, from existing holders, including Mr. Steven Shulman, the lead director of VillageMD, who received proceeds of approximately $117 million in consideration for the tender of 287,781 units in VillageMD. See Note 3. Acquisitions and Other investments for further information. After giving effect to the tender offer, Mr. Shulman owns approximately 1.2% of outstanding equity interests of VillageMD. On January 27, 2022, pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company appointed Mr. Shulman to the Company’s Board of Directors.

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

WBA Q3 2022 Form 10-Q	34

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

Note 19. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $3.9 billion and $4.5 billion at May 31, 2022 and August 31, 2021, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see Note 17. Related parties), were $1.1 billion at both May 31, 2022 and August 31, 2021.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Depreciation expense	$331	$352	$1,014	$1,042
Intangible asset and other amortization	148	156	488	363
Total depreciation and amortization expense	$478	$507	$1,502	$1,404

Accumulated depreciation and amortization on property, plant and equipment was $13.0 billion at May 31, 2022 and $13.1 billion at August 31, 2021.

WBA Q3 2022 Form 10-Q	35

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of cash deposits restricted by law and other obligations. The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents, marketable securities and restricted cash in the Consolidated Condensed Statements of Cash Flows (in millions):

	May 31, 2022	August 31, 2021
Cash and cash equivalents	$2,285	$559
Marketable securities	2,173	634
Restricted cash (included in other current assets)	82	77
Cash, cash equivalents, marketable securities and restricted cash	$4,541	$1,270

Redeemable non-controlling interest
The following is a roll forward of the redeemable non-controlling interest in the Consolidated Condensed Balance Sheets (in millions):

Redeemable non-controlling interest roll forward:	Three months ended May 31, 2022	Nine months ended May 31, 2022
Opening balance	$812	$319
Recognition upon acquisition of subsidiary [1]	—	2,489
Acquisition of non-controlling interests [2]	—	(2,047)
Redemption price adjustments [3]	(22)	68
Net loss attributable to redeemable non-controlling interest	(12)	(45)
Currency translation adjustments and other	(3)	(9)
Balance at May 31, 2022	$775	$775

1.Nine months ended May 31, 2022, includes, $1.9 billion of redeemable non-controlling interest, representing the maximum purchase price to redeem non-controlling units in VillageMD for cash, and redeemable non-controlling interest in Shields.
2.Nine months ended May 31, 2022, includes, $1.9 billion paid to existing shareholders of VillageMD as part of the fully subscribed tender offer and the acquisition of the remaining 30% non-controlling equity interest in the pharmaceutical wholesale business in Germany.
3.Remeasurement of non-controlling interests, probable of redemption but not currently redeemable, to their redemption value, is recorded to Paid in capital in the Consolidated Condensed Balance Sheets.

See Note 3. Acquisitions and other investments for further information.

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 17.4 million and 17.2 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation for the three and nine months ending May 31, 2022, compared to 15.9 million and 17.1 million for the three and nine months ending May 31, 2021, respectively.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2022	2021
November	$0.4775	$0.4675
February	$0.4775	$0.4675
May	$0.4775	$0.4675
Total	$1.4325	$1.4025

WBA Q3 2022 Form 10-Q	36

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 20. Subsequent events

On June 17, 2022, the Company entered into a five-year $3.5 billion revolving credit agreement and an eighteen-month $1.5 billion revolving credit agreement with certain lenders and Wells Fargo Bank, National Association, as administrative agent. Borrowings under the credit agreements shall be denominated in U.S. dollars, Sterling, Euros, Yen or any other currency as specified in the credit agreements and will bear interest at a fluctuating rate per annum equal to a benchmark rate applicable to the currency composing such borrowing plus an applicable margin based on the rating of the Company’s corporate debt obligations. Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under these credit agreements is permissible, without penalty, subject to certain conditions pertaining to minimum notice and minimum reduction amounts. Simultaneously, with the entry into the credit agreements, the Company terminated the Revolving Credit Agreements dated December 23, 2020 and August 29, 2018. All outstanding obligations under those credit agreements have been paid and satisfied in full.

On June 3, 2022, pursuant to the terms of the Indenture, dated as of July 17, 2008, between Walgreen Co. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), a notice of redemption was given to holders of the 3.100% notes due 2022 (the “notes”) issued by the Company on September 13, 2012. As a result, on July 5, 2022 (the “redemption date”), the notes with aggregate principal amount of $731 million will be redeemed in full. The redemption price of the notes will be calculated as set forth in the Notice of Full Redemption delivered to noteholders on June 3, 2022. This report does not constitute a notice of redemption under the indenture.

WBA Q3 2022 Form 10-Q	37

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
•Walgreens Health.

See Note 15. Segment reporting and Note 16. Sales, to the Consolidated Condensed Financial Statements for further information.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of COVID-19 on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen Corporation (“AmerisourceBergen”); the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws, including U.S. tax law changes; the outcome of legal and regulatory matters; changes in trade, tariffs, including trade relations between the U.S. and other significant exporting countries, including China, and international relations, including the current geopolitical instability; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; the impacts of looting, natural disasters, war, terrorism and other catastrophic events; and changes in general economic conditions in the markets in which the Company operates.

Specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S., a significant portion of which is dispensed outside of traditional retail pharmacies. To better serve the evolving specialty pharmacy market, in March 2017, we and Prime Therapeutics LLC (“Prime”), a pharmacy benefit management company (“PBM”), closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, using an innovative model that seeks to align pharmacy, PBM, and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. On December 31, 2021, we purchased Prime’s portion of the joint venture and now wholly own the joint venture, which was renamed AllianceRx Walgreens. Certain clients of AllianceRx Walgreens are not obligated to contract through AllianceRx Walgreens, and have in the past, and may in the future, enter into specialty pharmacy and other agreements without involving AllianceRx Walgreens. Certain clients have chosen not to renew their contracts through AllianceRx Walgreens which impacts gross sales. However, considering the relatively low margin nature of this business, the Company does not anticipate this will have a material impact on operating income.

In January 2022, the Company announced a strategic review of its Boots business, including the No7 beauty company. In June 2022, the Company announced the conclusion of the strategic review and decision to retain existing ownership in these businesses.

WBA Q3 2022 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
On May 5, 2022, the Company entered into a agreement with the State of Florida to resolve all claims related to the distribution and dispensing of prescription opioid medications across the company’s pharmacies in the State of Florida. The settlement amount of $683 million includes $620 million to be paid in equal installments to the State of Florida over 18 years and applied by it to remediation of past and future opioid damages, as well as a one-time payment of $63 million for attorneys’ fees. The Company made the first annual settlement payment of $97.2 million into escrow on June 17, 2022.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

COVID-19
Since the beginning of 2020, COVID-19 has severely impacted, and may continue to directly and indirectly impact, the economies of the U.S., the UK and other countries around the world. COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic and supply chain disruption in every region in which we operate, which had adversely affected our industries and our business operations. Further, financial and credit markets have experienced volatility and could continue to experience volatility due to COVID-19 and other factors. Policies and initiatives were put in place to reduce the transmission of COVID-19, among other things, temporary closure or reduced hours of operation of certain store locations in the U.S., the UK and other countries, reduced customer traffic and sales in our retail pharmacies and the adoption of work-from-home policies. As COVID-19 and its direct and indirect consequences continue to evolve, COVID-19 has impacted, and may again impact our business operations.

In response to COVID-19 and emerging variants, various domestic and foreign, federal, state and local governmental legislation, regulations, orders, policies and initiatives had been implemented that were designed to reduce the transmission of COVID-19, as well as to help address economic and market volatility and instability resulting from COVID-19. The Company has assessed and will continue to assess the impact of these governmental actions on the Company. The Company had participated in certain of these programs, including for example availing itself to certain tax deferrals which were introduced by the CARES Act in the U.S., and certain tax deferral and benefit and employee wage support in the UK, and if available, may continue to do so in the future.

The Company continues to play a critical role in fighting COVID-19. The Company has worked with the Centers for Disease Control and Prevention (“CDC”), U.S. Department of Health and Human Services (“HHS”) and the U.S. government to help administer COVID-19 vaccinations to the general public, high priority groups, including long-term care facility residents and staff. The United States segment also expanded vaccination models to ensure convenient access, including same-day and walk-in appointments, mobile clinics, employer partnerships and extended hours. As of May 31, 2022, the Company has administered more than 67 million COVID-19 vaccinations, including 16 million booster vaccinations, and more than 30 million COVID-19 tests in the U.S. During the nine months ended May 31, 2022, the Company has administered more than 32 million COVID-19 vaccinations and more than 17 million COVID-19 tests in the U.S.

During the three months ended May 31, 2022, the United States segment comparable 30-day equivalent prescriptions filled decreased 1.8%, including a negative impact of 400 basis points from COVID-19 vaccinations. Comparable retail sales increase was aided by at-home COVID-19 test sales.

The situation surrounding COVID-19 remains fluid, and could continue to impact the consumer, customer and healthcare utilization patterns as well as the U.S. and global economies, including supply chains and the labor force. As a result, the financial and/or operational impact on the Company, operating results, cash flows and/or financial condition is uncertain, but the impact, singularly or collectively, could be material and adverse.

The Company’s current expectations described above are forward-looking statements and our actual results may differ. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements” and in Item 1A, Risk factors, in our 2021 10-K.

WBA Q3 2022 Form 10-Q	39

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

See Note 15. Segment reporting to the Consolidated Condensed Financial Statements for further information.

RECENT TRANSACTIONS

Sale of AmerisourceBergen common stock
On May 11, 2022, the Company sold 6.0 million shares of AmerisourceBergen common stock pursuant to Rule 144 at a price of $150 per share for a total consideration of $900 million, decreasing the Company's ownership of AmerisourceBergen’s common stock from 58,854,867 shares, held at August 31, 2021 to 52,854,867 shares held as of May 31, 2022. The transaction resulted in the Company recording a pre-tax gain of $424 million in Other income in the Consolidated Condensed Statements of Earnings, including a $25 million loss reclassified from within Accumulated other comprehensive income in the Consolidated Condensed Balance Sheets. As of May 31, 2022, the Company holds approximately 25.2% of AmerisourceBergen outstanding common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q.

See Note 6. Equity method investments, to the Consolidated Condensed Financial Statements for further information

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

WBA Q3 2022 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Shields acquisition
On October 29, 2021, the Company completed the acquisition of Shields. Pursuant to the terms and subject to the conditions set forth in the Securities Purchase Agreement, the Company purchased additional outstanding equity interests of Shields, increasing the Company’s total beneficial ownership in Shields’ outstanding equity interests from 25% to approximately 70%, for cash consideration of $969 million.

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

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024 and increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. During the three months ended May 31, 2022, the Company increased its annual cost savings target from $3.3 billion to $3.5 billion by the end of fiscal 2024. The Company is currently on track to achieve the savings target.

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

WBA Q3 2022 Form 10-Q	41

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

From the inception of the Transformational Cost Management Program to May 31, 2022, the Company has recognized aggregate cumulative pre-tax charges to its financial results in accordance with GAAP of $1.9 billion, of which $1.7 billion are recorded as exit and disposal activities. See Note 4. Exit and disposal activities, to the Consolidated Condensed Financial Statements for additional information. These charges included $467 million related to lease obligations and other real estate costs, $357 million in asset impairments, $679 million in employee severance and business transition costs, $183 million of information technology transformation and other exit costs and $252 million other IT costs.

In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) on September 1, 2019.

Costs from continuing operations under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses for the three and nine months ended May 31, 2022 and 2021, were as follows (in millions):

Three months ended May 31, 2022	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$16	$3	$—	$18
Asset impairments	48	14	—	61
Employee severance and business transition costs	53	22	11	86
Information technology transformation and other exit costs	1	6	—	7
Total pre-tax exit and disposal charges	$117	$45	$11	$173
Other IT transformation costs	10	2	—	11
Total pre-tax costs	$127	$47	$11	$185

Nine months ended May 31, 2022	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$107	$6	$—	$113
Asset impairments	64	42	—	105
Employee severance and business transition costs	110	32	25	166
Information technology transformation and other exit costs	3	18	—	20
Total pre-tax exit and disposal charges	$283	$97	$25	$404
Other IT transformation costs	36	17	—	53
Total pre-tax costs	$319	$114	$25	$458

WBA Q3 2022 Form 10-Q	42

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended May 31, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$15	$6	$—	$21
Asset impairments	5	9	—	14
Employee severance and business transition costs	(19)	2	14	(2)
Information technology transformation and other exit costs	1	10	—	11
Total pre-tax exit and disposal charges	$2	$27	$14	$44
Other IT transformation costs	10	6	—	16
Total pre-tax costs	$13	$33	$14	$60

Nine months ended May 31, 2021	United States	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$56	$6	$—	$62
Asset impairments	9	10	—	19
Employee severance and business transition costs	92	36	44	172
Information technology transformation and other exit costs	14	11	1	26
Total pre-tax exit and disposal charges	$172	$63	$44	$279
Other IT transformation costs	42	17	—	59
Total pre-tax costs	$213	$80	$44	$338

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary note regarding forward-looking statements” below.

INVESTMENT IN AMERISOURCEBERGEN
On May 11, 2022, the Company sold 6.0 million shares of AmerisourceBergen common stock pursuant to Rule 144 at a price of $150 per share for a total consideration of $900 million, decreasing the Company's ownership of AmerisourceBergen’s common stock from 58,854,867 shares, held at August 31, 2021 to 52,854,867 shares held as of May 31, 2022. The transaction resulted in the Company recording a pre-tax gain of $424 million in Other income in the Consolidated Condensed Statements of Earnings, including a $25 million loss reclassified from within Accumulated other comprehensive income in the Consolidated Condensed Balance Sheets. As of May 31, 2022, the Company holds approximately 25.2% of AmerisourceBergen outstanding common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q.

The Company has a shareholders agreement with AmerisourceBergen, which was most recently amended and restated in connection with the Alliance Healthcare Sale (the “A&R Shareholders Agreement”). Pursuant to the A&R Shareholders Agreement, the Company has designated one member of AmerisourceBergen’s board of directors. The Company is also permitted to acquire up to an additional 12,398,752 AmerisourceBergen shares in the open market, and thereafter to designate another member of AmerisourceBergen’s board of directors. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

The Company continues to account for its equity investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings (loss) attributable to the investment classified within the Operating income of the Company's United States segment. During the nine months ended May 31, 2022 and 2021, the Company recognized equity income of $330 million and equity losses of $1.2 billion, in AmerisourceBergen, respectively. The equity losses for the period ended May 31, 2021 were primarily due to AmerisourceBergen's recognition of loss of $5.6 billion, net of tax, related to its ongoing opioid litigation in its financial statements for the three months ended September 30, 2020.

WBA Q3 2022 Form 10-Q	43

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

For more information, see Note 2. Discontinued operations and Note 6. Equity method investments, to the Consolidated Condensed Financial Statements.

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for the three and nine months ended May 31, 2022 and 2021.

	(in millions, except per share amounts)
	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Sales	$32,597	$34,030	$100,254	$98,247
Gross profit	6,572	7,153	21,855	20,564
Selling, general and administrative expenses	7,019	6,116	19,975	17,936
Equity earnings (loss) in AmerisourceBergen	127	97	330	(1,196)
Operating (loss) income	(320)	1,134	2,209	1,432
Adjusted operating income (Non-GAAP measure) [1]	955	1,459	4,389	3,881
Earnings before interest and tax	90	1,294	5,038	1,905
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	289	1,105	4,752	1,636
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure) [1]	834	1,194	3,667	3,237
Diluted net earnings per common share - continuing operations (GAAP)	0.33	1.27	5.49	1.89
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure) [1]	0.96	1.38	4.23	3.74

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Sales	(4.2)	12.1	2.0	7.2
Gross profit	(8.1)	20.0	6.3	4.1
Selling, general and administrative expenses	14.8	(22.4)	11.4	(8.8)
Operating (loss) income	(128.2)	NM	54.3	NM
Adjusted operating income (Non-GAAP measure) [1]	(34.6)	82.9	13.1	4.2
Earnings before interest and income tax provision	(93.0)	NM	164.5	NM
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	(73.8)	NM	190.5	NM
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure) [1]	(30.2)	93.1	13.3	8.4
Diluted net earnings per common share - continuing operations (GAAP)	(73.8)	NM	190.6	NM
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure) [1]	(30.0)	95.1	13.3	10.7

WBA Q3 2022 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Gross margin	20.2	21.0	21.8	20.9
Selling, general and administrative expenses	21.5	18.0	19.9	18.3

1See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings from continuing operations
Net earnings attributable to the Company for the three months ended May 31, 2022 were $289 million compared to net earnings of $1.1 billion for the prior year quarter. Diluted net earnings per share was $0.33 compared to diluted net earnings per share of $1.27 for the prior year quarter. The decreases in net earnings and diluted net earnings per share reflect the opioid settlement with the State of Florida, a decrease in U.S. pharmacy operating results, negative impact from COVID-19 vaccinations, and growth investments in Walgreens Health, partly offset by a gain on the partial sale of the company's equity method investment in AmerisourceBergen, improved retail contributions in both the U.S. and International segments, and the favorable impact of a lower tax rate compared with the year-ago quarter.

Net earnings attributable to the Company for the nine months ended May 31, 2022 were $4.8 billion, compared to net earnings of $1.6 billion for the prior year period. Diluted net earnings per share was $5.49 compared to diluted net earnings per share of $1.89 for the prior year period. The increases in net earnings and diluted net earnings per share reflect a $2.5 billion after-tax gain during the three months ended November 30, 2021 due to the remeasurement of the Company's previously held minority equity and debt investments in VillageMD and Shields to fair value, and a $1.2 billion charge, net of tax, from the company's equity earnings in AmerisourceBergen in the prior fiscal year. The gain and prior year charge were partly offset by the charge related to the opioid settlement with the State of Florida in the current quarter.

Other income for the three months ended May 31, 2022 was $410 million compared to income of $159 million in the year ago quarter. The increase in Other income for three months ended May 31, 2022 is mainly due to a gain on the partial sale of the company's equity method investment in AmerisourceBergen. Other income for the nine months ended May 31, 2022 was $2.8 billion compared to $473 million in the year ago period. The increase for the nine months ended May 31, 2022 in Other income is mainly due to the remeasurement of the Company's previously held equity and debt investments in VillageMD and Shields to fair value and the partial sale of the company’s equity method investment in AmerisourceBergen.

Net interest expense was $108 million and $295 million for the three and nine months ended May 31, 2022, respectively, compared to $545 million and $817 million for the three and nine months ended May 31, 2021, respectively. The decrease in interest expense was primarily the result of early debt extinguishments completed during fiscal year 2021 and lower interest rates on remaining debt.

The Company recognized a tax benefit from continuing operations for the three months ended May 31, 2022. The effective tax rate for the three months ended May 31, 2022 was not meaningful. The tax benefit is primarily due to reduction of a valuation allowance on net deferred tax assets related to capital gains from the sale of AmerisourceBergen shares (see Note 6. Equity method investments), internal restructuring, other anticipated gains, and the tax benefits of the opioid settlement with the State of Florida (see Note 11. Commitments and contingencies). The tax rate for the three months ended May 31, 2021 was an expense of 32.8% and includes a discrete tax expense on equity earnings of $576 million from HC Group Holdings. See Note 3. Acquisitions and other investments for further information.

WBA Q3 2022 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The effective tax rate for the nine months ended May 31, 2022 was 4.3%, compared to 7.4% for the nine months ended May 31, 2021. The tax rate for the nine months ended May 31, 2022 includes the discrete tax effect of lower tax expense on gains from consolidation of the Company’s investment in VillageMD and Shields (see Note 3. Acquisitions and other investments), discrete tax benefits recorded for the release of valuation allowance on net deferred tax assets resulting from capital gains derived from the partial sale of AmerisourceBergen shares (see Note 6. Equity method investments), internal restructuring, other anticipated gains and the tax benefit of the opioid settlement with the State of Florida (see Note 11. Commitments and contingencies). The effective tax rate for the prior period reflects the discrete tax effect of equity losses in AmerisourceBergen, partially offset by the tax effect on equity earnings of HC Group Holdings.

Adjusted net earnings from continuing operations (Non-GAAP measure)
Adjusted net earnings attributable to the Company for the three months ended May 31, 2022 decreased 30.2 percent to $834 million compared with the prior year quarter. Adjusted diluted net earnings per share for the three months ended May 31, 2022 decreased 30.0 percent to $0.96 compared with the year-ago quarter. Adjusted diluted net earnings and adjusted diluted net earnings per share were both negatively impacted by 1.1 percent as a result of currency translation.

Excluding the impact of currency translation, the decreases in adjusted net earnings for the three months ended May 31, 2022 primarily reflect U.S. pharmacy operating results, lower COVID-19 vaccination volume, and growth investments in Walgreens Health, partly offset by improved retail contributions in both our United States and International segments. See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Adjusted net earnings attributable to the Company for the nine months ended May 31, 2022 increased 13.3 percent to $3.7 billion compared with the prior year period. Adjusted diluted net earnings per share for the nine months ended May 31, 2022 increased 13.3 percent to $4.23 compared with the year-ago period. Adjusted diluted net earnings and adjusted diluted net earnings per share were both negatively impacted by 0.6 percentage points as a result of currency translation.

Excluding the impact of currency translation, the increases in adjusted net earnings for the nine months ended May 31, 2022 primarily reflect strong adjusted gross profit growth across both pharmacy and retail in the United States and a continued rebound in International segment sales and profitability, partly offset by growth investments in Walgreens Health. See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

WBA Q3 2022 Form 10-Q	46

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Sales	$26,695	$28,743	$82,394	$83,250
Gross profit	5,499	6,093	18,332	17,434
Selling, general and administrative expenses	5,716	4,971	16,006	14,695
Equity earnings (loss) in AmerisourceBergen	127	97	330	(1,196)
Operating (loss) income	(90)	1,219	2,656	1,543
Adjusted operating income (Non-GAAP measure)[1]	966	1,471	4,243	3,789

Number of prescriptions [2]	201.5	214.1	622.8	613.9
30-day equivalent prescriptions [2,3]	304.3	312.1	918.1	898.1
Number of locations at period end	8,904	8,992	8,904	8,992

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Sales	(7.1)	5.1	(1.0)	3.1
Gross profit	(9.8)	15.5	5.2	3.7
Selling, general and administrative expenses	15.0	(0.4)	8.9	0.7
Operating (loss) income	NM	130.8	72.1	(38.4)
Adjusted operating income (Non-GAAP measure) [1]	(34.4)	50.3	12.0	2.3

Comparable sales [4]	1.8	6.4	6.3	4.1
Pharmacy sales	(9.7)	6.3	(4.0)	5.1
Comparable pharmacy sales [4]	2.0	8.4	5.3	6.0
Retail sales	1.0	1.4	8.4	(2.6)
Comparable retail sales [4]	1.4	1.7	8.8	(0.5)
Comparable number of prescriptions [2,4]	(5.3)	9.8	2.0	—
Comparable 30-day equivalent prescriptions [2,3,4]	(1.8)	9.8	2.9	3.8

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Gross margin	20.6	21.2	22.2	20.9
Selling, general and administrative expenses	21.4	17.3	19.4	17.7

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

WBA Q3 2022 Form 10-Q	47

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

Sales for the three months ended May 31, 2022 compared to three months ended May 31, 2021
Sales for the three months ended May 31, 2022 decreased by 7.1 percent to $26.7 billion, including 850 basis points impact of AllianceRx Walgreens sales decline. Comparable sales increased by 1.8 percent for the three months ended May 31, 2022.

Pharmacy sales decreased by 9.7 percent for the three months ended May 31, 2022, including 11 percentage point of AllianceRx Walgreens sales decline and represented 73.6 percent of the segment’s sales. Excluding AllianceRx Walgreens, pharmacy sales increased by 1.9 percent. The increase is due to brand inflation, partly offset by COVID-19 vaccinations and reimbursement pressure. For the three months ended May 31, 2021, pharmacy sales increased 6.3 percent and represented 75.7 percent of the segment’s sales. Comparable pharmacy sales increased 2.0 percent for the three months ended May 31, 2022 compared to an increase of 8.4 percent in the year-ago quarter. Within comparable sales, prescriptions filled during the three months ended May 31, 2022 decreased by 1.8 percent from a year earlier, including a negative impact of approximately 400 basis points from COVID-19 vaccinations. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.3 percent for the three months ended May 31, 2022 compared to a reduction of 0.5 percent for the year-ago quarter. The effect of generics on segment sales was a reduction of 0.2 percent for the three months ended May 31, 2022 compared to a reduction of 0.4 percent for the year-ago quarter. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.5 percent of prescription sales for the three months ended May 31, 2022 compared to 97.5 percent in the year-ago quarter. The total number of prescriptions (including vaccinations) filled for the three months ended May 31, 2022 was 201.5 million compared to 214.1 million in the year-ago quarter. Prescriptions (including vaccinations) adjusted to 30-day equivalents were 304.3 million in the three months ended May 31, 2022 compared to 312.1 million in the year-ago quarter.

Retail sales increased by 1.0 percent for the three months ended May 31, 2022 and were 26.4 percent of the segment’s sales. In comparison, in the year-ago quarter, retail sales increased by 1.4 percent and comprised 24.3 percent of the segment’s sales. Comparable retail sales increased 1.4 percent in the three months ended May 31, 2022 and increased 1.7 percent in the year-ago quarter. The increase in comparable retail sales in the current quarter was primarily driven by health & wellness, including favorable impact of at-home COVID-19 tests, cough, cold and flu, and the personal care category, partially offset by lower sales in the consumables and general merchandise and beauty categories, and the planned decline in tobacco.

Operating loss for the three months ended May 31, 2022 compared to Operating income for three months ended May 31, 2021
Operating loss for the three months ended May 31, 2022 was $90 million, including income of $127 million from the Company's share of equity earnings in AmerisourceBergen. This compared with operating income of $1.2 billion in the prior year quarter, including $97 million from Company's share of equity earnings in AmerisourceBergen. Excluding the impact of equity earnings in AmerisourceBergen, the decrease was driven by higher selling, general and administrative expenses related to an accrual for the opioid settlement with the State of Florida and higher Transformational Cost Management Program costs.

Gross margin was 20.6 percent for the three months ended May 31, 2022 compared to 21.2 percent in the year-ago quarter. Gross margin was negatively impacted in the current quarter due to a decline in pharmacy results from the negative impact of COVID-19 vaccinations, partly offset by positive contributions from retail performance.

Selling, general and administrative expenses as a percentage of sales were 21.4 percent for the three months ended May 31, 2022 and 17.3 percent for the three months ended May 31, 2021. The increase reflects a $683 million charge related to an accrual for the aforementioned opioid settlement with the State of Florida and higher costs related to the Transformational Cost Management Program.

WBA Q3 2022 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2022 compared to three months ended May 31, 2021
Adjusted operating income for the three months ended May 31, 2022 decreased by 34.4 percent to $966 million. The decrease was primarily due to prior period results which included peak COVID-19 vaccination volumes, with positive current period contributions from growth in retail.

See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2022 compared to nine months ended May 31, 2021
Sales for the nine months ended May 31, 2022 decreased by 1.0 percent to $82.4 billion, including 605 basis points impact of AllianceRx Walgreens sales decline. Comparable sales increased by 6.3 percent for the nine months ended May 31, 2022.

Pharmacy sales decreased by 4.0 percent for the nine months ended May 31, 2022, including 8 percentage point of AllianceRx Walgreens sales decline and represented 73.5 percent of the segment’s sales. Excluding AllianceRx Walgreens, pharmacy sales increased by 5.0 percent. The increase is due to brand inflation and COVID-19 vaccinations and testing, partially offset by reimbursement pressure. For the nine months ended May 31, 2021, pharmacy sales increased 5.1 percent and represented 75.8 percent of the segment’s sales. Comparable pharmacy sales increased 5.3 percent for the nine months ended May 31, 2022 compared to an increase of 6.0 percent in the year-ago period. Within comparable sales, prescriptions filled during the nine months ended May 31, 2022 increased by 2.9 percent from a year earlier, including a positive impact of approximately 1.3 percent from COVID-19 vaccinations. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.2 percent for the nine months ended May 31, 2022 compared to a reduction of 0.4 percent for the year-ago period. The effect of generics on segment sales was a reduction of 0.2 percent for the nine months ended May 31, 2022 compared to a reduction of 0.3 percent for the year-ago period. Third party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.2 percent of prescription sales for the nine months ended May 31, 2022 compared to 97.5 percent in the year-ago period. The total number of prescriptions (including vaccinations) filled for the nine months ended May 31, 2022 was 622.8 million compared to 613.9 million in the year-ago period. Prescriptions (including vaccinations) adjusted to 30-day equivalents were 918.1 million in the nine months ended May 31, 2022 compared to 898.1 million in the year-ago period.

Retail sales increased by 8.4 percent for the nine months ended May 31, 2022 and were 26.5 percent of the segment’s sales. In comparison, in the year-ago period, retail sales decreased by 2.6 percent and comprised 24.2 percent of the segment’s sales. Comparable retail sales increased 8.8 percent in the nine months ended May 31, 2022 and decreased 0.5 percent in the year-ago period. The increase in comparable retail sales in the current period was primarily driven by health & wellness, including favorable impact of at-home COVID-19 tests, cough, cold and flu, as well as personal care and beauty categories, partially offset by the planned decline in tobacco.

Operating income for the nine months ended May 31, 2022 compared to nine months ended May 31, 2021
Operating income for the nine months ended May 31, 2022 was $2.7 billion, including $330 million from the Company's share of equity earnings in AmerisourceBergen. This compared with operating income of $1.5 billion in the prior year period, including the Company's equity loss in AmerisourceBergen of $1.2 billion. Excluding the impact of AmerisourceBergen, the operating loss was driven by higher selling, general and administrative expenses related to an accrual for the opioid settlement with the State of Florida, offset by COVID-19 vaccination, testing, and retail gross profit growth.

Gross margin was 22.2 percent for the nine months ended May 31, 2022 compared to 20.9 percent in the year-ago period. Gross margin was positively impacted in the current period by pharmacy and retail margins. The increase in pharmacy margin was primarily due to COVID-19 vaccinations and testing and specialty, partially offset by reimbursement pressure. The increase in retail margin was primarily due to favorable rate and product mix.

Selling, general and administrative expenses as a percentage of sales were 19.4 percent for the nine months ended May 31, 2022 and 17.7 percent for the nine months ended May 31, 2021. Costs related to the opioid settlement with the State of Florida, COVID-19 vaccinations and testing and labor investments were partially offset by savings related to the Company's Transformational Cost Management Program.

WBA Q3 2022 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2022 compared to nine months ended May 31, 2021
Adjusted operating income for the nine months ended May 31, 2022 increased by 12.0 percent to $4.2 billion. The increase was primarily due to COVID-19 vaccinations and testing and retail gross profit growth, partially offset by pharmacy reimbursement pressure.

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Sales	$5,305	$5,288	$16,686	$14,998
Gross profit	1,095	1,060	3,508	3,130
Selling, general and administrative expenses	995	1,025	3,182	2,949
Operating income	100	36	326	181
Adjusted operating income (Non-GAAP measure) [1]	174	94	563	326

Number of retail locations at period end	4,021	4,062	4,021	4,062

WBA Q3 2022 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Sales	0.3	75.8	11.3	37.9
Gross profit	3.2	55.0	12.1	6.6
Selling, general and administrative expenses	(2.9)	(63.9)	7.9	(39.8)
Operating income	177.1	NM	80.6	NM
Adjusted operating income (Non-GAAP measure) [1]	85.8	NM	72.8	109.7

Comparable sales in constant currency [2]	12.6	21.0	12.7	0.7
Pharmacy sales	(5.9)	15.2	3.0	5.2
Comparable pharmacy sales in constant currency [2]	1.5	6.0	5.0	4.8
Retail sales	11.2	55.9	14.6	(0.1)
Comparable retail sales in constant currency [2]	20.1	35.7	17.6	(1.9)

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Gross margin	20.6	20.1	21.0	20.9
Selling, general and administrative expenses	18.8	19.4	19.1	19.7

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

Sales for the three months ended May 31, 2022 compared to three months ended May 31, 2021
Sales for the three months ended May 31, 2022 increased 0.3 percent to $5.3 billion. The unfavorable impact of currency translation on sales was 9.0 percentage points. Comparable sales in constant currency, which exclude sales associated with the Company's pharmaceutical wholesale business in Germany, increased 12.6 percent, mainly due to higher sales in Boots UK. Sales in the comparable year ago-quarter include the adverse impact of strict COVID-19 restrictions on store footfall.

Pharmacy sales decreased 5.9 percent in the three months ended May 31, 2022 and represented 17.0 percent of the segment’s sales. The negative impact of currency translation on pharmacy sales was 6.5 percentage points. Comparable pharmacy sales in constant currency increased 1.5 percent mainly due to growth in Mexico and Chile; partially offset by a 0.4 percent decrease in the UK, where modest growth in pharmacy item volumes was offset by favorable timing of UK reimbursement in the year-ago quarter.

WBA Q3 2022 Form 10-Q	51

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Retail sales increased 11.2 percent for the three months ended May 31, 2022 and represented 30.5 percent of the segment’s sales. The negative impact of currency translation on retail sales was 8.4 percentage points. Comparable retail sales in constant currency increased 20.1 percent reflecting higher retail sales in the UK, including an improvement in store footfall compared to a year ago-quarter, as COVID-19 restrictions have now been lifted. Footfall on the UK high street remains below pre-COVID-19 levels.

Operating income for the three months ended May 31, 2022 compared to three months ended May 31, 2021
Operating income for the three months ended May 31, 2022 increased to $100 million compared to $36 million in the year-ago quarter. Operating income was adversely impacted by 36.9 percentage points ($13 million) as a result of currency translation. Excluding the impact of currency translation, the increase in operating income was primarily in the UK, reflecting strong sales growth, following the lifting of COVID-19 restrictions. This was partially offset by increased selling, general and administrative expenses.

Gross profit increased 3.2 percent for the three months ended May 31, 2022. Gross profit was adversely impacted by 8.0 percentage points ($85 million) as a result of currency translation. The remaining increase was primarily due to higher sales in the UK.

Selling, general and administrative expenses decreased 2.9 percent for the three months ended May 31, 2022. Expenses were favorably impacted by 7.0 percentage points ($72 million) as a result of currency translation. Excluding the impact of currency translation, the increase reflects increased investments in labor and marketing compared to the year-ago quarter, and COVID-19 related government support in the year ago quarter, partly offset by a gain in UK from a sale-leaseback transaction.

As a percentage of sales, selling, general and administrative expenses were 18.8 percent in the three months ended May 31, 2022 compared to 19.4 percent in the year-ago quarter.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2022 compared to three months ended May 31, 2021
Adjusted operating income for the three months ended May 31, 2022 increased 85.8 percent to $174 million. Adjusted operating income was negatively impacted by 17.5 percentage points ($16 million) as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily in the UK, reflecting strong sales growth, following the lifting of COVID-19 restrictions. This was partially offset by increased selling, general and administrative expenses.

See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2022 compared to nine months ended May 31, 2021
Sales for the nine months ended May 31, 2022 increased 11.3 percent to $16.7 billion, which includes incremental sales associated with the Company's pharmaceutical wholesale business in Germany, formed on November 1, 2020. The adverse impact of currency translation on sales was 4.5 percentage points. Comparable sales in constant currency, which exclude sales associated with Germany, increased 12.7 percent, mainly due to higher sales in Boots UK and growth in Mexico, Chile and Ireland. Sales in the comparable year ago-period include the adverse impact of strict COVID-19 restrictions on store footfall.

Pharmacy sales increased 3.0 percent in the nine months ended May 31, 2022 and represented 17.2 percent of the segment’s sales. The negative impact of currency translation on pharmacy sales was 1.6 percentage points. Comparable pharmacy sales in constant currency increased 5.0 percent, primarily in the UK, reflecting stronger demand for pharmacy services, and pharmacy volumes in Mexico and Chile.

Retail sales increased 14.6 percent for the nine months ended May 31, 2022 and represented 31.7 percent of the segment’s sales. The negative impact of currency translation on retail sales was 2.2 percentage points. Comparable retail sales in constant currency increased 17.6 percent reflecting higher retail sales in the UK, including a recovery in store footfall compared to a year ago-period, as COVID-19 restrictions were less severe, and higher retail sales in Ireland. Footfall on the UK high street remains below pre-COVID-19 levels.

WBA Q3 2022 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating income for the nine months ended May 31, 2022 compared to nine months ended May 31, 2021
Operating income for the nine months ended May 31, 2022 increased 80.6 percent to $326 million. Operating income was negatively impacted by 12.5 percentage points ($23 million) as a result of currency translation. Excluding the impact of currency translation, the increase in operating income was primarily in the UK, reflecting higher retail sales, following the easing of COVID-19 restrictions, and stronger demand for services. This was partially offset by increased selling, general and administrative expenses and higher NHS pharmacy reimbursement levels in the year ago period in the UK.

Gross profit increased 12.1 percent for the nine months ended May 31, 2022. Gross profit was adversely impacted by 2.7 percentage points ($85 million) as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales and stronger demand for pharmacy services in the UK, together with the incremental gross profit associated with the Company's pharmaceutical wholesale business in Germany. This was partially offset by higher NHS reimbursement levels in the year ago period.

Selling, general and administrative expenses increased 7.9 percent for the nine months ended May 31, 2022. Expenses were favorably impacted by 2.1 percentage points ($62 million) as a result of currency translation. Excluding the impact of currency translation, the increase reflects increased investments in acquisition-related activity compared to the year-ago period, incremental expenses associated with the Company's wholesale business in Germany, increased investments in labor and marketing, and the non-recurring COVID-19 related government support in the year ago period. This was partially offset by a gain in UK from a sale-leaseback transaction.

As a percentage of sales, selling, general and administrative expenses were 19.1 percent in the nine months ended May 31, 2022 compared to 19.7 percent in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2022 compared to nine months ended May 31, 2021
Adjusted operating income for the nine months ended May 31, 2022 increased 72.8 percent to $563 million. Adjusted operating income in the period was adversely impacted by 7.5 percent ($24 million) as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily in the UK, reflecting higher retail sales, following the easing of COVID-19 restrictions, and stronger demand for pharmacy services. This was partially offset by increased selling, general and administrative expenses and higher NHS pharmacy reimbursement levels in the year ago period in the UK.

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

WBA Q3 2022 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE	(in millions, except payor, location and clinic amounts)
	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Sales	$596	$—	$1,173	$—
Gross (loss) profit	(21)	—	15	—
Selling, general and administrative expenses	213	17	505	31
Operating loss	(234)	(17)	(491)	(31)
Adjusted operating loss (Non-GAAP measure) [1]	(129)	(17)	(218)	(31)

Number of payor/provider partnerships at period end	3	—	3	—
Number of locations with Walgreens Health Corners at period end	55	—	55	—
Number of co-located VillageMD clinics at period end	120	25	120	25
Number of total VillageMD clinics at period end [2]	315	218	315	218

1See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2The Company acquired VillageMD in the three months ended November 30, 2021. The number of VillageMD clinics presented above for the prior periods is for comparative purposes only.

Sales for the three months ended May 31, 2022
Sales for the three months ended May 31, 2022 were $596 million. This includes VillageMD sales of $511 million and Shields sales of $86 million.

Operating loss for the three months ended May 31, 2022 compared to three months ended May 31, 2021
Operating loss for the three months ended May 31, 2022 was $234 million, compared to a loss of $17 million in the year-ago quarter.

Gross loss for the three months ended May 31, 2022 was $21 million, reflecting results from Shields and VillageMD. Gross loss was driven by growth investments at VillageMD, partly offset by further growth in existing partnerships and expanding margins at Shields.

Selling, general and administrative expenses were $213 million for the three months ended May 31, 2022 compared to $17 million for the three months ended May 31, 2021. Selling, general and administrative expenses reflect the two acquisitions as well as continued investments in the Walgreens Health organically-developed business for the three months ended May 31, 2022.

Adjusted operating loss (Non-GAAP measure) for the three months ended May 31, 2022 compared to three months ended May 31, 2021
Adjusted operating loss was $129 million for the three months ended May 31, 2022, reflecting the two acquisitions as well as continued investments in Walgreens Health organically-developed business compared to a loss of $17 million in the year-ago quarter. See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2022
Sales for the nine months ended May 31, 2022 were $1.2 billion. This includes VillageMD sales of $983 million reflecting ownership since the acquisition date of November 24, 2021 and Shields sales of $191 million reflecting ownership since the acquisition date of October 29, 2021.

WBA Q3 2022 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating loss for the nine months ended May 31, 2022 compared to nine months ended May 31, 2021
Operating loss for the nine months ended May 31, 2022 was $491 million, compared to a loss of $31 million in the year-ago period.

Gross profit for the nine months ended May 31, 2022 was $15 million, reflecting results from Shields and VillageMD. Gross profit was driven by further growth at existing partnerships and expanding margins at Shields, partly offset by growth investments at VillageMD.

Selling, general and administrative expenses were $505 million for the nine months ended May 31, 2022 compared to $31 million for the nine months ended May 31, 2021. Selling, general and administrative expenses reflect the two acquisitions as well as continued investments in Walgreens Health organically-developed business for the nine months ended May 31, 2022.

Adjusted operating loss (Non-GAAP measure) for the nine months ended May 31, 2022 compared to nine months ended May 31, 2021
Adjusted operating loss was $218 million for the nine months ended May 31, 2022, reflecting the two acquisitions as well as continued investments in Walgreens Health compared to a loss of $31 million in the year-ago period. See “Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

WBA Q3 2022 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating income (loss) to Adjusted operating income (loss) by segments

	(in millions)
	Three months ended May 31, 2022
	United States	International	Walgreens Health	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating (loss) income (GAAP)	$(90)	$100	$(234)	$(95)	$(320)
Certain legal and regulatory accruals and settlements	734	—	—	—	734
Acquisition-related amortization	79	16	106	—	201
Transformational cost management	127	47	—	11	185
Adjustments to equity earnings (loss) in AmerisourceBergen	$60	$—	$—	$—	$60
Acquisition-related costs	$1	$11	$—	$28	$40
LIFO provision	55	—	—	—	55
Adjusted operating income (loss) (Non-GAAP measure)	$966	$174	$(129)	$(56)	$955

	(in millions)
	Three months ended May 31, 2021
	United States	International	Walgreens Health	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$1,219	$36	$(17)	$(103)	$1,134
Acquisition-related amortization	138	20	—	—	158
Transformational cost management	12	33	—	14	60
Adjustments to equity earnings (loss) in AmerisourceBergen	48	—	—	—	48
Acquisition-related costs	3	5	—	1	9
LIFO provision	51	—	—	—	51
Adjusted operating income (loss) (Non-GAAP measure)	$1,471	$94	$(17)	$(88)	$1,459

WBA Q3 2022 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	(in millions)
	Nine months ended May 31, 2022
	United States	International	Walgreens Health	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$2,656	$326	$(491)	$(283)	$2,209
Certain legal and regulatory accruals and settlements	734	—	—	—	734
Acquisition-related amortization	317	50	249	—	616
Transformational cost management	319	114	—	25	458
Adjustments to equity earnings (loss) in AmerisourceBergen	155	—	—	—	155
Acquisition-related costs	(2)	73	24	60	155
LIFO provision	64	—	—	—	64
Adjusted operating income (loss) (Non-GAAP measure)	$4,243	$563	$(218)	$(198)	$4,389

	(in millions)
	Nine months ended May 31, 2021
	United States	International	Walgreens Health	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$1,543	$181	$(31)	$(261)	$1,432
Certain legal and regulatory accruals and settlements	60	—	—	—	60
Acquisition-related amortization	311	56	—	—	367
Transformational cost management	213	80	—	44	338
Adjustments to equity earnings (loss) in AmerisourceBergen	1,575	—	—	—	1,575
Acquisition-related costs	2	8	—	14	25
LIFO provision	85	—	—	—	85
Adjusted operating income (loss) (Non-GAAP measure)	$3,789	$326	$(31)	$(202)	$3,881

WBA Q3 2022 Form 10-Q	57

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net Earnings to Adjusted net earnings & Earnings per share to Adjusted Earnings per share

	(in millions)
	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
Net earnings from continuing operations (GAAP)	$289	$1,105	$4,752	$1,636

Adjustments to operating (loss) income:
Certain legal and regulatory accruals and settlements [1]	734	—	734	60
Acquisition-related amortization [2]	201	158	616	367
Transformational cost management [3]	185	60	458	338
Adjustments to equity earnings in AmerisourceBergen[4]	60	48	155	1,575
Acquisition-related costs[5]	40	9	155	25
LIFO provision [6]	55	51	64	85
Total adjustments to operating (loss) income	1,275	325	2,181	2,449

Adjustments to other income:
Impairment of equity method investment and investment in equity securities [7]	—	—	190	—
Adjustment to gain on disposal of discontinued operations [8]	—	—	38	—
Net investment hedging loss [9]	—	5	1	6
Gain on sale of equity method investment [10]	(421)	(98)	(421)	(290)
Gain on previously held investments [11]	—	—	(2,576)	—
Total adjustments to other income	(421)	(94)	(2,768)	(284)

Adjustments to interest expense, net:
Early debt extinguishment [12]	4	419	4	419
Total adjustments to interest expense, net	4	419	4	419

Adjustments to income tax (benefit) provision:
Equity method non-cash tax [13]	25	17	55	(309)
Tax impact of adjustments [13]	(331)	10	(466)	(104)
Total adjustments to income tax (benefit) provision	(306)	27	(411)	(412)

Adjustments to post tax earnings in other equity method investments:
Adjustments to equity earnings in other equity method investments [14]	24	(557)	49	(520)
Total adjustments to post tax earnings from other equity method investments	24	(557)	49	(520)

Adjustments to net loss attributable to non-controlling interests:
LIFO provision [6]	—	(1)	—	(7)
Early debt extinguishment [12]	(1)	—	(1)	—
Transformational cost management [3]	—	—	(1)	2
Acquisition-related costs [5]	2	—	(18)	—
Acquisition-related amortization [2]	(31)	(30)	(119)	(46)
Total adjustments to net loss attributable to non-controlling interests	(31)	(30)	(140)	(50)

Adjusted net earnings attributable to Continuing Operations (Non-GAAP measure)	$834	$1,194	$3,667	$3,237

WBA Q3 2022 Form 10-Q	58

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (GAAP)	—	92	—	279
Acquisition-related costs [5]	—	39	—	49
Acquisition-related amortization [2]	—	—	—	28
Transformational cost management [3]	—	(8)	—	1
Tax impact of adjustments [13]	—	(5)	—	(15)
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations	$—	$26	$—	$62

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (Non-GAAP measure)	$—	$119	$—	$342

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$834	$1,313	$3,667	$3,579

Diluted net earnings per common share - continuing operations (GAAP)	$0.33	$1.27	$5.49	$1.89
Adjustments to operating (loss) income	1.47	0.38	2.52	2.83
Adjustments to other income	(0.49)	(0.11)	(3.20)	(0.33)
Adjustments to interest expense, net	0.01	0.48	0.01	0.48
Adjustments to income tax (benefit) provision	(0.35)	0.03	(0.47)	(0.48)
Adjustments to post tax earnings from other equity method investments [14]	0.03	(0.64)	0.06	(0.60)
Adjustments to net loss attributable to non-controlling interests	(0.04)	(0.03)	(0.16)	(0.06)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)	$0.96	$1.38	$4.23	$3.74

Diluted net earnings per common share - discontinued operations (GAAP)	$—	$0.11	$—	$0.32
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. – discontinued operations	—	0.03	—	0.07
Adjusted diluted net earnings per common share - discontinued operations (Non-GAAP measure)	$—	$0.14	$—	$0.39
Adjusted diluted net earnings per common share (Non-GAAP measure)	$0.96	$1.51	$4.23	$4.13
Weighted average common shares outstanding, diluted (in millions)	865.3	867.0	866.0	866.2

1	Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings, including legal defense costs. During the three months ended May 31, 2022, the Company recorded a $683 million charge related to a settlement agreement with the State of Florida to resolve all claims related to the distribution and dispensing of prescription opioid medications across the Company’s pharmacies in the State of Florida. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within selling, general and administrative expenses.

WBA Q3 2022 Form 10-Q	59

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

2	Acquisition-related amortization includes amortization of acquisition-related intangible assets, inventory valuation adjustments and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, trade names, trademarks and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within selling, general and administrative expenses. Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of the inventory reflects cost of acquired inventory and a portion of the expected profit margin. The acquisition-related inventory valuation adjustments excludes the expected profit margin component from cost of sales recorded under the business combination accounting principles. Stock based compensation fair valuation adjustment reflects difference between the fair value based remeasurement of awards under purchase accounting and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.
3	Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within selling, general and administrative expenses. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
4	Adjustments to equity earnings (loss) in AmerisourceBergen consist of the Company’s proportionate share of non-GAAP adjustments reported by AmerisourceBergen consistent with the Company’s non-GAAP measures. The Company recognized equity losses in AmerisourceBergen of $1,373 million during the three months ended November 30, 2020. These equity losses are primarily due to AmerisourceBergen's recognition of $5.6 billion, net of tax, charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.
5	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities. These costs include charges incurred related to certain mergers, acquisition and divestitures related activities recorded in operating income, for example, costs related to integration efforts for successful merger, acquisition and divestitures activities. Examples of such costs include deal costs, severance and stock compensation. These charges are primarily recorded within selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.
6	The Company’s United States segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the United States segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
7	Impairment of equity method investment and investment in equity securities includes impairment of certain investments. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business and it does not incur such charges on a predictable basis. Exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Other income.
8	During the three months ended February 28, 2022, the Company finalized the working capital adjustments with AmerisourceBergen related to the sale of the Alliance Healthcare business, resulting in a $38 million charge recorded to Other income in the Consolidated Condensed Statement of Earnings.
9	Gain or loss on certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within Other income. We do not believe this volatility related to mark-to-market adjustment on the underlying derivative instruments reflects the Company’s operational performance.
10	Includes significant gains on the sale of equity method investments. During the three months ended May 31, 2022, the Company recorded a gain of $424 million in Other income due to a partial sale of its equity method investment in AmerisourceBergen. During the three months and nine months ended May 31, 2021, the Company recorded gains of $98 million and $290 million, respectively, in Other income due to a partial sale of its equity method investment in Option Care Health.
11	Includes significant gains on business combinations due to the remeasurement of previously held minority equity interests and debt securities to fair value. During the three months ended November 30, 2021, the Company recorded such pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively.
12	During the three months ended May 31, 2022, the Company incurred a $4 million loss in connection with the early extinguishment of debt related to the integration of Shields. In the three months ended May 31, 2021, the Company incurred a $419 million loss related to the Company's cash tender offers to partially purchase and retire $3.3 billion of long-term U.S. denominated notes. The Company excludes these charges as related activities do not reflect the Company’s ongoing financial performance.

WBA Q3 2022 Form 10-Q	60

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

13	Adjustments to income tax provision (benefit) include adjustments to the GAAP basis tax provision (benefit) commensurate with non-GAAP adjustments and certain discrete tax items including U.S. tax law changes and equity method non-cash tax. These charges are recorded within income tax provision (benefit).
14	Adjustments to post tax earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded within post tax earnings from other equity method investments. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees. In the three months ended May 31, 2021, due to partial sales of ownership interests in Option Care Health, our then equity method investee HC Group Holdings lost the ability to control Option Care Health and, therefore, deconsolidated Option Care Health in its financial statements. As a result of this deconsolidation, HC Group Holdings recognized a gain of $1.2 billion and the Company recorded its share of equity earnings in HC Group Holdings of $576 million during the three months ended May 31, 2021.

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

The Company expects to fund its working capital needs, capital expenditures, pending acquisitions, continuing obligations for recently announced or completed acquisitions, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements, debt offerings and current cash and investment balances. On June 17, 2022, the Company entered into a five-year $3.5 billion revolving credit agreement and an eighteen-month $1.5 billion revolving credit agreement. Simultaneously, with the entry into the credit agreements, the Company has terminated the Revolving Credit Agreements dated December 23, 2020 and August 29, 2018. Further, on June 3, 2022, a notice of redemption was given to holders of certain notes issued by the Company on September 13, 2012. As a result, on July 5, 2022, the notes with aggregate principal amount of $731 million will be redeemed in full. See Note 20. Subsequent events for further information. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds for the Company's foreseeable working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. See Part II. Item 3, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Cash, cash equivalents, marketable securities and restricted cash were $4.5 billion (including $197 million in non-U.S. jurisdictions) as of May 31, 2022 compared to $1.3 billion (including $204 million in non-U.S. jurisdictions) as of August 31, 2021. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

WBA Q3 2022 Form 10-Q	61

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
On December 28, 2021, the Company paid $1.9 billion to existing shareholders of VillageMD, for the fully subscribed tender offer. The tender offer was funded by cash proceeds provided to VillageMD pursuant to the Unit Purchase Agreement. The Company has also previously announced its intention to make further cash investments for the acquisition of CareCentrix. Additionally, certain acquisitions include put options which may be exercised in the future. The Company currently expects that the incremental investment resulting from the exercise of the put options in the future could be between approximately $1.6 billion and $1.9 billion.

On May 5, 2022, the Company entered into an agreement with the State of Florida to resolve all claims related to the distribution and dispensing of prescription opioid medications across the Company’s pharmacies in the State of Florida. The settlement amount of $683 million includes $620 million to be paid in equal installments to the State of Florida over 18 years, and applied by it to remediation of past and future opioid damages, as well as a one-time payment of $63 million for attorneys’ fees. The Company made the first annual settlement payment of $97.4 million into escrow on June 17, 2022.

On May 11, 2022, the Company sold 6.0 million shares of AmerisourceBergen for $900 million, recorded as a cash inflow in investing activities, decreasing the Company's ownership of AmerisourceBergen’s common stock from approximately 28.1% to approximately 25.2% of AmerisourceBergen's outstanding common stock based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q.

As of May 31, 2022, the Company had an aggregate borrowing capacity of $5.8 billion, including funds already drawn. At May 31, 2022, the Company had no guarantees outstanding and the letters of credit issued were not material. See Note 8. Debt, to the Consolidated Condensed Financial Statements for further information on the Company’s debt instruments and its recent financing actions.

Cash flows from operating activities
Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases. Net cash provided by operating activities for the nine months ended May 31, 2022 was $3.8 billion, compared to $4.3 billion for the prior year period. The decrease in cash provided by operating activities reflects lower cash inflows from inventories, accounts payable, accrued expenses and other liabilities, partially offset by an increase in operating performance and higher cash inflows from accounts receivable. Changes in inventory, accrued expenses and other liabilities are mainly driven by timing and absence of COVID-19 related government support. Changes in accounts payable are mainly driven by timing partially offset by impact of AllianceRx Walgreens sales decline. Changes in accounts receivable are mainly driven by lower COVID-19 volume and receivables in the U.S.

Cash flows from investing activities
Net cash used for investing activities was $1.3 billion for the nine months ended May 31, 2022 and 2021. Net cash used for investing activities for the nine months ended May 31, 2022 includes $0.9 billion of sale proceeds related to the Company's sale of the 6.0 million shares of AmerisourceBergen common stock and cash outflows associated with business, investment and asset acquisitions, net of cash acquired of VillageMD and Shields for $0.8 billion and $0.9 billion, respectively. See Note 6. Equity method investments and Note 3. Acquisitions and other investments, to the Consolidated Condensed Financial Statement for further information.

WBA Q3 2022 Form 10-Q	62

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Capital Expenditure
Capital expenditure includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

	Nine months ended May 31,
	2022	2021
United States	$865	$745
International	219	162
Walgreens Health	156	28
Discontinued operations	—	67
Total	$1,241	$1,001

Cash flows from financing activities
Net cash provided by financing activities for the nine months ended May 31, 2022 was $0.8 billion compared to $1.9 billion of net cash used for financing activities, in the prior-year period.

In the nine months ended May 31, 2022 there were $11.9 billion in proceeds from debt, primarily from revolving credit facilities, commercial paper and the issuance of notes, compared to $14.3 billion in proceeds from debt in nine months ended May 31, 2021. In the nine months ended May 31, 2022 there were $7.4 billion in payments of debt made primarily for revolving credit facilities and commercial paper compared to $11.1 billion in nine months ended May 31, 2021. See Note 8. Debt, to the Consolidated Condensed Financial Statements for further information. Financing activities during the three months ended May 31, 2022 and 2021 include the early extinguishments of debt related to the integration of Shields and the partial purchase and retirement of $3.3 billion of long-term debt, respectively.

The Company acquired $2.1 billion of non-controlling interests during the nine months ended May 31, 2022. See Note 3. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information. The Company repurchased shares totaling $187 million in the nine months ended May 31, 2022 to support the needs of its employee stock plans compared to $110 million in the prior year period. Cash dividends paid were $1.3 billion during the nine months ended May 31, 2022 compared to $1.2 billion for the prior year period.

See Item 3, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8 billion as of May 31, 2022. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.
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

Debt covenants
Each of the Company’s credit facilities described in Note 8. Debt, to the Consolidated Condensed Financial Statements, contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities also contain various other customary covenants. As of May 31, 2022, the Company was in compliance with all such applicable covenants.

WBA Q3 2022 Form 10-Q	63

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Credit ratings
As of June 29, 2022, the credit ratings of Walgreens Boots Alliance were:

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

WBA Q3 2022 Form 10-Q	64

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

Information regarding the Company's transactions are set forth in Note 9. Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. As of May 31, 2022, the Company had $5 billion of long-term debt obligations at floating interest rates. The amounts exclude the impact of any associated derivative contracts.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of May 31, 2022 by approximately $40 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in Note 6. Equity method investments, to the Consolidated Condensed Financial Statements. See “Investment in AmerisourceBergen” above.

WBA Q3 2022 Form 10-Q	65

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

As of the end of the period covered by this report, the Company had completed the acquisition of a majority equity interest in VillageMD and Shields. The Company accounted for these acquisitions as business combinations resulting in consolidation within the Walgreens Health Segment. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired businesses. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended May 31, 2022 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q3 2022 Form 10-Q	66

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

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended May 31, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or program [1]
03/01/22 - 03/31/22	—	$—	—	$2,003,419,960
04/01/22 - 04/30/22	—	—	—	2,003,419,960
05/01/22 - 05/31/22	—	—	—	2,003,419,960
	—		—
1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 5. Other information
None.

WBA Q3 2022 Form 10-Q	67

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
10.1	5-Year Revolving Credit Facility, dated as of June 17, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders and L/C Issuers from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 21, 2022.
10.2	18-Month Revolving Credit Facility, dated as of June 17, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 21, 2022.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2022 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.

WBA Q3 2022 Form 10-Q	68

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: June 30, 2022	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
Principal Financial Officer

Dated: June 30, 2022	/s/ Manmohan Mahajan
Manmohan Mahajan
Senior Vice President, Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q3 2022 Form 10-Q	69