Form 10-K
period 2022-08-31
Walgreens Boots Alliance, Inc.
filed 2022-10-13
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2022

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

As of February 28, 2022, the aggregate market value of Walgreens Boots Alliance, Inc. common stock held by non-affiliates (based on the closing transaction price on Monday, February 28, 2022) was approximately $23.2 billion.

As of September 30, 2022, there were 864,813,091 shares of Walgreens Boots Alliance, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our Annual Meeting of Stockholders planned to be held on January 26, 2023 are incorporated by reference into Part III of this Form 10-K as indicated herein.

WBA Fiscal 2022 Form 10-K

Walgreens Boots Alliance, Inc.
Annual Report on Form 10-K

References in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to “fiscal 2022” refer to our fiscal year ended August 31, 2022.

This Form 10-K includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See cautionary note regarding forward-looking statements in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7.

All trademarks, trade names and service marks used herein are the property of their respective owners.
WBA Fiscal 2022 Form 10-K

PART I
Item 1. Business

Overview
Walgreens Boots Alliance, Inc., a Delaware corporation (“Walgreens Boots Alliance” or the “Company”), is an integrated healthcare, pharmacy and retail leader serving millions of customers and patients every day, with a 170-year heritage of caring for communities. The Company is proud of its contributions to healthy communities, a healthy planet, an inclusive workplace and a sustainable marketplace. Walgreens Boots Alliance is a participant of the United Nations Global Compact and adheres to its principles-based approach to responsible business. The Company has been recognized for its commitment to operating sustainably; it is an index component of the Dow Jones Sustainability Indices (“DJSI”) and was named to the 100 Best Corporate Citizens of 2022.

A trusted, global innovator in retail pharmacy with approximately 13,000 locations across the U.S., Europe and Latin America, Walgreens Boots Alliance plays a critical role in the healthcare ecosystem. The Company is reimagining local healthcare and well-being for all as part of its purpose – to create more joyful lives through better health. Through dispensing medicines, improving access to a wide range of health services, providing high quality health and beauty products and offering anytime, anywhere convenience across its digital platforms, the Company is shaping the future of healthcare.

Walgreens Boots Alliance is the largest retail pharmacy, health and daily living destination across the United States (“U.S.”) and Europe with sales of $132.7 billion in fiscal 2022. Walgreens Boots Alliance has a presence in 9 countries and employs more than 325,000 people. In addition, Walgreens Boots Alliance is one of the world’s largest purchasers of prescription drugs and many other health and well-being products. The Company’s size, scale and expertise will help it expand the supply of, and address the rising cost of, prescription drugs in the U.S. and worldwide.

The Company provides customers with convenient, omni-channel access through its portfolio of retail and business brands which includes Walgreens, Boots and Duane Reade as well as increasingly global health and beauty product brands, such as No7, NICE!, Soap & Glory, Finest Nutrition, Liz Earle, Botanics, Sleek MakeUP and YourGoodSkin. The Company's global brands portfolio is enhanced by its in-house product research and development capabilities. Additionally, the Company has a portfolio of healthcare-focused investments located in several countries, including in the U.S. and China. Strategic partnerships with some of the world’s leading companies enable the Company to extend its healthcare solutions and convenience offerings to the communities it serves. The Company is well positioned to expand customer offerings in existing markets and become a health and well-being partner of choice in emerging markets.

Walgreens Boots Alliance was incorporated in Delaware in 2014 and is the successor of Walgreen Co., an Illinois corporation, which was formed in 1909 as a successor to a business founded in 1901. Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015. Our common stock trades on the Nasdaq Stock Market under the symbol “WBA”.

Healthcare Strategy
The Company plans to become a leading provider of local clinical care services by leveraging its consumer-centric technology and pharmacy network to deliver value-based care. The Company also plans to continue to transform its core pharmacy and retail business. The Company’s goal is to provide better consumer experiences, improve health outcomes and lower costs. To advance its healthcare strategy, the Company made majority investments in Village Practice Management Company, LLC (“VillageMD”), Shields Health Solutions Parent, LLC (“Shields”) and CCX Next, LLC (“CareCentrix”) which it believes will strengthen its capabilities in primary care, post-acute care and home care. These majority-owned businesses and the Company’s organically grown healthcare business, Walgreens Health, make up the Company’s U.S. Healthcare segment.

The U.S. Healthcare segment offers a technology-enabled care model powered by a nationally scaled, locally delivered healthcare platform, organically developed clinical programs and strategic collaboration with its majority-owned businesses, including VillageMD, Shields and CareCentrix.

Recent Transactions

Shields acquisition
On October 29, 2021, the Company completed the acquisition of a majority interest in Shields. Pursuant to the terms and subject to the conditions set forth in the Securities Purchase Agreement, the Company purchased additional outstanding equity interests of Shields, increasing the Company’s total beneficial ownership in Shields’ outstanding equity interests from 25% to approximately 70%, for cash consideration of $969 million.

WBA Fiscal 2022 Form 10-K	1

The Company accounted for this acquisition as a business combination resulting in consolidation of Shields within the U.S. Healthcare segment in its financial statements.

See Note 3. Acquisitions and other investments, and Note 6. Equity method investments to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

On September 20, 2022, the Company announced the acceleration of its plans for full ownership of Shields. The Company entered into a definitive agreement to acquire the remaining 30% equity interest for approximately $1.37 billion of cash consideration. The transaction is expected to close in the second quarter of fiscal 2023. See Note 21. Subsequent events to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

VillageMD acquisition
On November 24, 2021, the Company completed the acquisition of a majority interest in VillageMD. Pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company purchased additional outstanding equity interests of VillageMD, increasing the Company’s total beneficial ownership in VillageMD’s outstanding equity interests from approximately 30% to approximately 63%, on a fully diluted basis, for a purchase price of $5.2 billion. The total purchase price comprised of cash consideration of $4.0 billion and a promissory note of $1.2 billion.

The Company accounted for this acquisition as a business combination resulting in consolidation of VillageMD within the U.S. Healthcare segment in its financial statements.

See Note 3. Acquisitions and other investments, and Note 6. Equity method investments to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

Sale of AmerisourceBergen common stock
On May 11, 2022, the Company sold 6.0 million shares of AmerisourceBergen Corporation (“AmerisourceBergen”) common stock pursuant to Rule 144 at a price of $150 per share for a total consideration of $900 million. This decreased the Company's ownership of AmerisourceBergen’s common stock from 58,854,867 shares, held at August 31, 2021 to 52,854,867 shares held as of August 31, 2022, representing approximately 25.4% of AmerisourceBergen common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q. The transaction resulted in the Company recording a pre-tax gain of $417 million in Other income, net in the Consolidated Statements of Earnings, including a $32 million loss reclassified from within Accumulated other comprehensive income in the Consolidated Balance Sheets.

See Note 6. Equity method investments, to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

CareCentrix acquisition
On August 31, 2022, the Company completed the acquisition of a majority interest in CareCentrix. Pursuant to the terms and subject to the conditions set forth in the Membership Interest Purchase Agreement, the Company acquired approximately 55% controlling equity interest in CareCentrix, a leading player in the post-acute and home care management sectors, for cash consideration of $332 million.

The Company accounted for this acquisition as a business combination resulting in consolidation of CareCentrix within the U.S. Healthcare segment in its financial statements.

See Note 3. Acquisitions and other investments to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

On October 11, 2022, the Company announced the acceleration of its plans for full ownership of CareCentrix. The Company entered into a definitive agreement to acquire the remaining 45% equity interest for approximately $392 million of cash consideration. The acquisition is subject to limited customary closing conditions and is expected to close by March 2023. See Note 21. Subsequent events to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

WBA Fiscal 2022 Form 10-K	2

Relationship with AmerisourceBergen
The Company is party to various agreements and arrangements with AmerisourceBergen including (a) a pharmaceutical distribution agreement under which the Company sources branded and generic pharmaceutical products from AmerisourceBergen in the United States and (b) an agreement under which AmerisourceBergen accesses generic pharmaceutical products through the Company’s global sourcing enterprise, Walgreens Boots Alliance Development GmbH. These agreements have been amended multiple times, most recently in June 2021, in connection with the Company's sale of its Alliance Healthcare business to AmerisourceBergen (the “Alliance Healthcare Sale”). Pursuant to those amendments, the U.S. distribution agreement was extended through 2029 and the parties committed to pursue additional opportunities in sourcing and distribution. The parties also agreed that Alliance Healthcare UK will remain the distribution partner of Boots until 2031.

The Company also holds a substantial investment in AmerisourceBergen. The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings (loss) attributable to the Company’s investment being classified within the operating income of its U.S. Retail Pharmacy segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings (loss) from AmerisourceBergen are reported as a separate line in the Consolidated Statements of Earnings.

See Management’s discussion and analysis in Part II, Item 7 and Note 2. Discontinued operations, Note 6. Equity method investments and Note 19. Related parties, to the Consolidated Financial Statements included in Part II, Item 8, for further information.

Industry overview
The retail pharmacy industry across the globe is highly competitive and dynamic and has experienced consolidation and an evolving competitive landscape in recent years. Prescription drugs play a significant role in healthcare and constitute a first line of treatment for many medical conditions. The Company believes the long-term outlook for prescription drug utilization is strong due, in part, to aging populations, increases in the availability of generic drugs, the continued development of innovative drugs that improve quality of life and control healthcare costs and increases in the number of persons with insurance coverage for prescription drugs, including, in the U.S., “baby boomers” increasingly becoming eligible for the federally funded Medicare Part D prescription program. Pharmaceutical wholesalers act as a vital link between drug manufacturers, pharmacies and healthcare providers in supplying pharmaceuticals to patients.

The retail pharmacy industry across the globe relies significantly on private and governmental third-party payers. Many private organizations throughout the healthcare industry, including pharmacy benefit management (“PBM”) companies and health insurance companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power. Third-party payers, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies in the U.S., can change eligibility requirements or reduce certain reimbursement rates. In addition, in many European countries, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility and reimbursement levels to control costs for the government-sponsored healthcare system. Changes in law or regulation also can impact reimbursement rates and terms. For example, the Patient Protection and Affordable Care Act (the “ACA”) was enacted to help control federal healthcare spending, including for prescription drugs, in the U.S. These changes generally are expected to reduce Medicaid reimbursements in the U.S. State Medicaid programs are also expected to continue to seek reductions in reimbursements. In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. For example, the Inflation Reduction Act requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. The mechanics of the rebate calculation would mimic those of the Medicaid rebate, but the expansion of inflation-based rebates may further complicate pricing strategies, particularly as to the launch of our new products. When third-party payers or governmental authorities take actions that restrict eligibility or reduce prices or reimbursement rates, sales and margins in the retail pharmacy industry could be reduced, which would adversely affect industry profitability. In some cases, these possible adverse effects may be partially or entirely offset by controlling inventory costs and other expenses, dispensing more higher margin generics, finding new revenue streams through pharmacy services or other offerings and/or dispensing a greater volume of prescriptions.

These industry dynamics and challenges are continuous and have intensified in recent years. Since the completion of the strategic combination of Walgreens and Alliance Boots in December 2014, the Company has had a continuous focus on operational efficiencies and cost reduction.

WBA Fiscal 2022 Form 10-K	3

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

Segments
The Company's operations are conducted through three reportable segments:
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

In the fourth quarter of fiscal 2022, the Company changed the name of two reportable segments to better align with the Company’s business activities, structure and strategy. The “United States” segment was renamed to “U.S. Retail Pharmacy” and the “Walgreens Health” segment was renamed to “U.S. Healthcare”. The segment name changes did not result in any change to the composition of the segments and therefore no change to the historical results of segment operations. The information for these segments for all periods included in these consolidated financial statements has been presented using the new names.

In fiscal 2022, our segment sales were: U.S. Retail Pharmacy $109.1 billion, International $21.8 billion and U.S. Healthcare $1.8 billion. Additional information relating to our segments is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, and in Note 17. Segment reporting and Note 18. Sales to the Consolidated Financial Statements included in Part II, Item 8.

U.S. Retail Pharmacy
The Company's U.S. Retail Pharmacy segment includes the Walgreens business which is comprised of the operations of retail drugstores, health and wellness services, specialty and home delivery pharmacy services, and its equity method investment in AmerisourceBergen.

Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise. The U.S. Retail Pharmacy segment (excluding equity method investments) has pharmacy-led health and beauty retail offerings in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company operated 8,886 retail stores in the segment as of August 31, 2022. The principal retail pharmacy brands in the segment are Walgreens and Duane Reade. The Company is a market leader in the U.S. and, as of August 31, 2022, approximately 78% of the population of the U.S. lived within five miles of a Walgreens or Duane Reade retail pharmacy.

The Company is focused on creating a neighborhood health destination and a more modern pharmacy aligned to a wider range of healthcare services. Significant investments have accelerated the Company's customer-centric approach, with specific focus on transforming omni-channel capabilities and offerings across retail and healthcare. The Company’s services help improve health outcomes for patients and manage costs for payers, including employers, managed care organizations, health systems, PBM companies and the public sector. The Company utilizes its retail network as a channel to provide health and wellness services to its customers and patients, as illustrated by the Company’s ability to play a significant role in providing vaccinations. Additionally, through our key collaborations, we aim to develop new healthcare delivery models and to improve the speed, efficiency and safety of the prescription fulfillment process. We have taken further steps to develop our neighborhood health destinations, to provide an integrated primary care and pharmacy model that aims to drive better health outcomes, reduce costs and provide a differentiated patient experience to the communities we serve.

WBA Fiscal 2022 Form 10-K	4

The Company also provides specialty pharmacy and mail services and offers certain other health and wellness services throughout the U.S. The Company employs more than 85,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

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

In fiscal 2021, we launched myWalgreens, replacing the former Balanced Rewards customer loyalty program, to provide a new interface for customers to access the enhanced and growing Walgreens digital offering. The new program simplifies how customers accumulate and use rewards. Points have been replaced by Walgreens Cash, reflecting the actual value of the reward and allowing the cash benefit to be applied as the customer chooses, not just to future transactions at Walgreens but even in support of their favorite charity or community cause. The number of myWalgreens members continues to grow and as of August 31, 2022, totaled approximately 102 million.

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

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Pharmacy	74%	76%	75%
Retail	26%	24%	25%
Total	100%	100%	100%

The Company filled 819.6 million prescriptions (including vaccinations) in the segment in fiscal 2022. Adjusted to 30-day equivalents, prescriptions filled were 1.2 billion in fiscal 2022. The Company fills prescriptions under Medicare, Medicaid and other publicly financed or sponsored health benefit and prescription drug plans and programs, including the federal 340B drug pricing program. Sales where reimbursement is received from managed care organizations, governmental agencies, PBM companies and private insurance were approximately 97% of the segment’s fiscal 2022 Pharmacy sales.

The Company fills prescriptions for many state Medicaid public assistance programs. Sales from all such Medicaid plans were approximately 5% of the segment’s fiscal 2022 sales. Sales from Medicare Part D plans were approximately 22% of the segment’s fiscal 2022 sales.

The Company's myWalgreens Credit Card program features the myWalgreens Mastercard and the myWalgreens Credit Card. These cards are the first ever of their kind to reward more personalized wellbeing choices and offer industry-leading rewards at Walgreens locations, Walgreens.com, Duane Reade stores, via the Walgreens mobile app, and wherever Mastercard is accepted.

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

WBA Fiscal 2022 Form 10-K	5

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

The Company continuously faces reimbursement pressure from PBM companies, government, health maintenance organizations, managed care organizations and other commercial third-party payers. Agreements with these payers are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and the Company’s reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. The Company experienced lower reimbursement rates in fiscal 2022 as compared to the same period in the prior year. The Company expects these pressures to continue.

The Company has also worked to develop and expand its relationships with commercial third-party payers to enable new and/or improved market access via participation in pharmacy provider networks they offer. The prescription volume impact of new agreements and relationships typically is incremental over time.

The Company’s 90-day at retail prescription drug offering is typically at a lower margin than comparable 30-day prescriptions, but provides the Company with the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription. Similarly, the specialty prescription business, which generates higher sales dollars per prescription, may result in gross margin pressures within the industry, as compared to generic prescription drugs. The segment’s performance is also impacted by the current environment, including the uncertainty as a result of COVID-19. For more information, see Risk factors in Item 1A.

International
The International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and the pharmaceutical wholesaling and distribution business in Germany.

Pharmacy-led health and beauty retail businesses include Boots branded stores in the United Kingdom (“UK”), the Republic of Ireland and Thailand, the Benavides brand in Mexico and the Ahumada brand in Chile. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products. The Company operated 3,989 retail stores in the segment as of August 31, 2022 (see properties in Part I, Item 2 for information regarding geographic coverage) and has grown its omni-channel platform, including its online presence, in recent years. In the UK, the Company is a market leader and its retail stores are conveniently located with pharmacists well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities the Company serves.

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

The Company’s retail store networks are typically complemented by online platforms. In the UK, through the boots.com website and integrated mobile application, the ‘order and collect’ service normally allows customers to order from a range of over 37,000 products by 5:00 p.m. and collect the following day from approximately 98% of the UK’s retail stores.

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of August 31, 2022, the number of active Boots Advantage Card members (members who have used their card in the last six months) totaled approximately 13 million.

In addition, Boots in the UK is one of the leaders in the optical market with 543 practices, of which 160 operated on a franchise basis as of August 31, 2022. Approximately 30% of these optical practices are located in Boots stores with the balance being standalone optical practices.

WBA Fiscal 2022 Form 10-K	6

The components of the segment’s sales are Pharmacy (typically the sale of prescription drugs and provision of pharmacy-related services, subject to variation in particular jurisdictions depending upon regulatory and other factors) and Retail (primarily the sale of health and beauty products including beauty, toiletries and lifestyle merchandising, non-prescription drugs and, in the UK, the provision of optical services). Further, the segment also has a wholesale business in Germany with 35 distribution centers which distribute prescription medicines to pharmacies and other similar healthcare facilities.

The segment’s sales are subject to the influence of seasonality, with the second fiscal quarter typically the strongest as a result of the winter holiday period. This seasonality affects the segment’s proportion of sales between Retail and Pharmacy during certain periods. The components of the segment’s fiscal year sales were as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Pharmacy	17%	19%	25%
Retail	32%	30%	41%
Wholesale	51%	51%	34%
Total	100%	100%	100%

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

The segment’s Retail sales, gross profit margin and gross profit dollars are impacted by, among other things, the highly competitive nature of the health and beauty category, specifically the Company and its competitors’ pricing actions, promotional offers and events, and the customer’s desire for value and convenience.

The segment’s Wholesale sales, gross profit margin and gross profit dollars are impacted by, among other things, government actions, which typically seek to reduce the growth in prescription drug consumption, reduce reimbursement rates and increase utilization of generic drugs. A greater proportion of generic drugs, whether as a result of government actions, generic conversions or other factors, typically has an adverse effect on the Company’s revenues.

In addition, performance as measured in U.S. dollars is impacted by the exchange rates used to translate these amounts into U.S. dollars, the exchange rate of British pound sterling being the most significant.

The segment’s performance and relevant exchange rates are also impacted by the current environment, including the uncertainty as a result of COVID-19. For more information relating to these topics, see Risk factors in Item 1A.

U.S. Healthcare
The Company’s U.S. Healthcare segment, created at the beginning of fiscal 2022, is a consumer-centric, technology-enabled healthcare business that engages consumers through a personalized, omni-channel experience across the care journey. The U.S. Healthcare segment delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a leading, national provider of value-based primary care services; a majority position in Shields, a specialty pharmacy integrator and accelerator for hospitals; a majority position in CareCentrix, a leading player in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services and care management programs to their members and members’ caregivers through both digital and physical channels.

The components of the segment’s fiscal year sales were as follows:

Fiscal 2022
VillageMD	84%
Shields	16%
Total	100%

WBA Fiscal 2022 Form 10-K	7

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

See the summary of quarterly results (unaudited) in Note 20. Supplementary financial information, to the Consolidated Financial Statements included in Part II, Item 8.

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

For further information, see the liquidity and capital resources section in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7.

Customers
The Company sells to numerous retail and wholesale customers. The Company also provides healthcare services to healthcare payors’ eligible members. No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. In fiscal 2022, substantially all of our retail pharmacy sales were to customers covered by third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. Three third-party payors accounted for approximately 31% of the Company’s consolidated sales in fiscal 2022.

See Note 17. Segment reporting, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Regulation
In the countries in which the Company does business, the Company is subject to national, state and local laws, regulations and administrative practices concerning healthcare, retail and wholesale pharmacy operations, including regulations relating to the Company’s filling of prescriptions under Medicare, Medicaid and other publicly financed or sponsored health benefit plan and prescription drug plans and programs including the federal 340B drug pricing program; regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Health Insurance Portability and Accountability Act (“HIPAA”); the ACA; licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; and regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable foreign, state and local governmental authorities concerning the operation of the Company’s businesses. The Company is also subject to laws and regulations relating to licensing, tax, foreign trade, intellectual property, privacy and data protection, currency, political and other business restrictions.

WBA Fiscal 2022 Form 10-K	8

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

The Company competes primarily on the basis of service, convenience, variety and price. Its geographic dispersion helps mitigate the impact of temporary, localized economic and competitive conditions in individual markets. See “Properties” in Part I, Item 2, for further information regarding the Company’s geographic dispersion.

Human Capital Management
The Company’s purpose is to help people lead more joyful lives through better health. In order to best achieve this purpose, the Company is committed to: attracting, developing and retaining employees to deliver the highest levels of service to our customers and patients, supporting the personal health and well-being of employees, investing in talent development and employee engagement, fostering a diverse and inclusive culture for all, and implementing a robust approach to health and safety. Since most employees work directly with patients and customers to provide essential services, supporting the health of employees took on particular urgency with COVID-19.

Employees
As of August 31, 2022, the Company employed approximately 325,000 persons globally, of which approximately 125,000 were part-time employees working less than 30 hours per week. Employees based in the U.S. and the UK account for 78% and 16% of the Company’s total workforce, respectively. The foregoing does not include employees of equity method investments.

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

Compensation, benefits and well-being
The Company’s compensation and benefits are designed to support the financial, mental, and physical well-being of employees and their families. The Company offers a comprehensive range of benefits to full- and part-time employees. In the U.S. the Company offers healthcare coverage, insurance benefits, access to a digital well-being program and an employee assistance program. In addition, the Company provides benefits such as paid time off, defined contribution plans, paid maternity and paternal leave, and a stock purchase plan. The Company continuously evaluates its wellness offerings through competitive benchmarking and bi-annual employee surveys. Certain information related to retirement related benefit plans is included in Note 14. Retirement benefits, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

WBA Fiscal 2022 Form 10-K	9

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

The Company provides information on its DE&I initiatives, outcomes, and impacts through its DE&I and Environmental Social and Governance reports. The Company also provides racial, ethnic, and gender composition of its U.S. work force through the Equal Employment Opportunity 2021 Employer Information Report (EEO-1) available on the Company’s website and filed with the Equal Employment Opportunity Commission (EEOC). In fiscal 2022, the Company received a score of 100 from the Human Rights Campaign’s Corporate Equality Index and a Bronze Award on the Stonewall Top Global Employers Index for LGBTQ+ inclusion. The Company also scored 100 percent on the Disability Equality Index for disability inclusion.

The Company maintained its Leadership Accountability Model to ensure that managers are held accountable for recruitment, retention and development of people of color and women at every level of the organization. In fiscal 2022, the Company continued to have a portion of the bonus incentive for all bonus eligible employees linked to the Company’s performance on the DE&I corporate goal which focuses on increasing diverse representation of senior leadership and spend with diverse suppliers.

In fiscal 2020, the Board reaffirmed its commitment to diversity when it amended the Company’s Corporate Governance Guidelines and the charter of the Nominating and Governance Committee of the Board to provide that when searching for new directors, the Nominating and Governance Committee will actively seek out women and individuals from minority groups to include in the pool from which Board nominees are chosen.

The Board currently has five female directors, two African American directors, one Asian American director and one director who identifies as LGBTQ+.

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

WBA Fiscal 2022 Form 10-K	10

Information about our executive officers
The following table sets forth, for each person currently serving as an executive officer of the Company, the name, age (as of October 13, 2022) and office(s) held by such person:

Name	Age	Office(s) held
Stefano Pessina	81	Executive Chairman of the Board
Rosalind Brewer	60	Chief Executive Officer
Ornella Barra	68	Chief Operating Officer, International
James Kehoe	59	Executive Vice President and Global Chief Financial Officer
Danielle Gray	44	Executive Vice President and Global Chief Legal Officer
John Standley [1]	59	Executive Vice President and President, Walgreen Co.
Holly May	40	Executive Vice President and Global Chief Human Resources Officer
Lee Cooper	60	Executive Vice President and President, Walgreens Pharmacy
Kevin Ban	55	Executive Vice President and Chief Medical Officer
Tracey Brown	55	Senior Vice President and President, Retail Products and Chief Customer Officer, Walgreen Co.

1. As disclosed on the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2022, Mr. Standley will leave the Company on November 1, 2022.

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

WBA Fiscal 2022 Form 10-K	11

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

Ms. Gray has served as Executive Vice President and Global Chief Legal Officer since September 2021. Previously, she served as Senior Vice President, Chief Legal and Administrative Officer and Corporate Secretary of Blue Cross Blue Shield of North Carolina from March 2018 to September 2021 and as a Litigation Partner with O’Melveny & Myers LLP from April 2014 to March 2018. Prior to this, Ms. Gray held a number of public service roles in the White House and U.S. Department of Justice from 2009 to 2014, including Assistant to the President and Cabinet Secretary from 2013 to 2014, Deputy Director of the National Economic Council from 2011 to 2013, Senior Counsel in the U.S. Department of Justice from 2010 to 2011 and Associate Counsel to the President in the White House Counsel's Office from 2009 to 2010. Ms. Gray began her career serving as a law clerk to Judge Merrick Garland on the U.S. Court of Appeals for the DC Circuit and Justice Stephen Breyer on the U.S. Supreme Court.

Mr. Standley has served as Executive Vice President and President, Walgreen Co. since August 2020. Previously, he served as Chief Executive Officer of Rite Aid Corporation (“Rite Aid”) from June 2010 to August 2019 and was President from September 2008 to June 2013. Mr. Standley served as Chairman of the Board of Rite Aid from June 2012 to October 2018 and was the Chief Operating Officer from September 2008 to June 2010. He also served as a consultant to Rite Aid from July 2008 to September 2008. From August 2005 through December 2007, Mr. Standley served as Chief Executive Officer and was a member of the board of directors of Pathmark Stores, Inc. From June 2002 to August 2005, he served as Senior Executive Vice President and Chief Administrative Officer of Rite Aid and, in addition, in January 2004 was appointed Chief Financial Officer of Rite Aid. He had served as Senior Executive Vice President and Chief Financial Officer of Rite Aid from September 2000 to June 2002 and had served as Executive Vice President and Chief Financial Officer of Rite Aid from December 1999 until September 2000. Mr. Standley served on the SUPERVALU INC. board of directors from May 2013 to July 2015 and on the board of directors of CarMax, Inc. from August 2017 to January 2018. As previously announced, Mr. Standley will leave the Company on November 1, 2022.

Ms. May has served as Executive Vice President and Global Chief Human Resources Officer since October 2021. Prior to joining the Company, Ms. May served as Global Chief Human Resources Officer for Abercrombie & Fitch Co., a global retail company, from January 2021 to October 2021. Prior to that, she served as Senior Vice President, Global Total Rewards & Service Delivery for Starbucks, a global retail food and beverage company, from September 2018 to January 2021 and as Vice President, Global Compensation, Mobility and Payroll for Visa, Inc., an electronic payments company, from October 2016 to August 2018. Ms. May held various senior positions with Voya Financial, a financial services company, from September 2012 to October 2016, including Senior Vice President, Human Resources from November 2014 to October 2016.

Mr. Cooper has served as Executive Vice President and President, Walgreens Pharmacy since October 2022. Mr. Cooper previously served as Chief Executive Officer of Shields Healthcare Solutions, the premier specialty pharmacy integrator in the United States, from 2020 to October 2022. Prior to Shields, Mr. Cooper was an operating partner at Welsh, Carson, Anderson & Stowe, focusing on healthcare investments, from 2019 to 2020. Prior to that, Mr. Cooper served in various leadership roles with GE from February 1990 to June 2019, most recently as the President and CEO of GE Healthcare, U.S. and Canada from January 2016 to June 2019.

Mr. Ban has served as Executive Vice President and Chief Medical Officer since September 2022. Mr. Ban previously served as Senior Vice President and Chief Medical Officer from January 2020 to September 2022. Prior to joining the Company, Mr. Ban was Chief Medical Officer at athenahealth, Inc., a leading provider of network-enabled software and services for medical groups and health systems nationwide, from October 2017 to December 2019 and served as Population Health Executive Director from November 2015 to September 2017.

WBA Fiscal 2022 Form 10-K	12

Ms. Brown has served as Senior Vice President and President of Retail Products and Chief Customer Officer, Walgreen Co. since September 2022. Ms. Brown has served as President of Retail Products and Chief Customer Officer, Walgreen Co. since November 2021. She was previously Chief Executive Officer of the American Diabetes Association (“ADA”) from June 2018 to November 2021. Prior to the ADA, Ms. Brown was Senior Vice President, Operations and Chief Experience Officer for Sam’s Club, a division of Walmart Inc., from 2014 to June 2018. Prior to that, she served in leadership roles with RAPP Dallas, a data-driven integrated marketing agency, Direct Impact, a direct marketing agency, and Advanced Micro Devices. Earlier in her career, she held leadership positions at American Express, Proctor & Gamble and Exxon Mobil.

Mr. Pessina and Ms. Barra are married. There are no other family relationships among any of our directors or executive officers.

Other Officers
Manmohan Mahajan, 43, has served as Senior Vice President, Global Controller and Chief Accounting Officer since July 2021. Mr. Mahajan served as Vice President, Global Reporting and Technical Accounting from February 2016 to September 2019 and as Vice President, Assistant Global Controller from October 2019 to July 2021. Prior to joining the Company, Mr. Mahajan served in positions of increasing responsibility with GE Capital, a former subsidiary of General Electric Company, most recently serving as Controller at GE Capital Americas from March 2011 until January 2016.

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

Risk Factor Summary
The following summary is intended to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors discussed below in their entirety for additional information. Some of the factors that could materially and adversely affect our business, financial condition or results of operations include:

Risks Relating to Our Business
•Global health developments and economic uncertainty resulting from COVID-19 have adversely impacted, and may continue to adversely impact, our business, results of operations, cash flows and financial position.
•Reductions in third-party reimbursement levels, from private or governmental agency plans, and potential changes in industry pricing benchmarks for prescription drugs could materially and adversely affect our results of operations.
•A shift in pharmacy mix toward lower margin plans, products and programs could adversely affect our results of operations.
•We derive a significant portion of our sales in the U.S. Retail Pharmacy segment from prescription drug sales reimbursed by a limited number of pharmacy benefit management companies.
•We could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.
•Consolidation and strategic alliances in the healthcare industry could adversely affect our business operations, competitive positioning, financial condition and results of operations.
•Our business results depend on our ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives.
•Changes in economic conditions could adversely affect consumer buying practices.
•The industries in which we operate are highly competitive and constantly evolving and changes in market dynamics could adversely impact us.
•If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted.
•If the merchandise and services that we offer fail to meet customer needs, our sales may be adversely affected.
•Our substantial international business operations subject us to a number of operating, economic, political, regulatory and other international business risks.
•We may be unable to achieve our environmental, social and governance goals.

WBA Fiscal 2022 Form 10-K	13

Risks Related to Our Operations
•Disruption in our global supply chain could negatively impact our businesses.
•We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.
•We use a single wholesaler of branded and generic pharmaceutical drugs as our primary source of such products.
•Failure to retain and recruit, or failure to manage succession of, key personnel could have an adverse impact on our future performance.
•We may be unable to keep existing store locations or open new locations in desirable places on favorable terms, which could materially and adversely affect our results of operations.
•Our business and operations are subject to risks related to climate change.

Risks Relating to Our Business Strategy
•We may not be successful in executing elements of our business strategy, which may have a material adverse impact on our business and financial results.
•Our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions, joint ventures and other strategic partnerships and alliances.
•Businesses acquired as part of our U.S. Healthcare segment could experience losses or liabilities that would result in a material adverse effect on our business operations, results of operation and financial condition.
•The anticipated strategic and financial benefits of our relationship with AmerisourceBergen may not be realized.
•From time to time, we may choose to divest certain assets or businesses as we execute our strategy and our ability to engage in such transactions will be subject to market conditions beyond our control which will affect our ability to transact on terms favorable to us or at all.
•From time to time, we make investments in companies over which we do not have sole control and some of these companies may operate in sectors that differ from our current operations and have different risks.

Cybersecurity, Data Privacy and Information Security Risks
•A significant disruption in our information technology and computer systems or those of businesses we rely on could harm us.
•Privacy and data protection laws increase our compliance burden and any failure to comply could harm us.
•We and businesses we interact with experience cybersecurity incidents and might experience significant computer system compromises or data breaches.
•We are subject to payment-related and other financial services risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations.

Financial and Accounting Risks
•We have significant outstanding debt; our debt and associated payment obligations could significantly increase in the future if we incur additional debt and do not retire existing debt.
•As a holding company, we are dependent on funding from our operating subsidiaries to pay dividends and other obligations.
•Our quarterly results may fluctuate significantly based on seasonality and other factors.
•We have a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to our results of operations.
•We are exposed to risks associated with foreign currency exchange rate fluctuations.
•We could be adversely impacted by changes in assumptions used in calculating pension assets and liabilities.

Risks from Changes in Public Policy and Other Legal and Regulatory Risks
•Changes in the healthcare industry and regulatory environments may adversely affect our businesses.
•We are exposed to risks related to litigation and other legal proceedings.
•A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on our reputation and profitability.
•We could be adversely affected by violations of anti-bribery, anti-corruption and/or international trade laws.
•We could be adversely affected by product liability, product recall, personal injury or other health and safety issues.
•We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.

WBA Fiscal 2022 Form 10-K	14

Risks Related to Our Structure and Organization
•Certain stockholders may have significant voting influence over matters requiring stockholder approval.
•Conflicts of interest, or the appearance of conflicts of interest, may arise because certain of our directors and officers are also owners or directors of companies we may have dealings with.
•Our certificate of incorporation and bylaws, Delaware law or our agreements with certain stockholders may impede the ability of our stockholders to make changes to our Board or impede a takeover.
•We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

Risks Relating to Our Business

Global health developments and economic uncertainty resulting from COVID-19 have adversely impacted, and may continue to adversely impact, our business, results of operations, cash flows and financial position.

COVID-19 has severely impacted, and may continue to severely impact, the economies of the U.S., the UK and other countries around the world. As a result, governmental authorities imposed a variety of restrictions on people and businesses and public health authorities offered regular guidance on health and safety, all of which had an adverse impact on footfall in our stores, general economic activity and consumer behavior and spending patterns. COVID-19 has created significant volatility, uncertainty and economic disruption in every region in which we operate, all of which have adversely affected and may continue to adversely affect our business, financial condition and results of operations.

COVID-19 and related measures have impacted and may continue to impact many aspects of our business, financial condition and results of operations in a number of ways, including but not limited to our growth, product costs, supply chain disruptions and the potential for inventory spoilage, labor shortages and costs, operating costs, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities, our ability to access capital markets, and the global economy and financial markets generally. Our stores are open and operational, however, any future illness or absence of a substantial number of employees could require that we temporarily close one or more of our stores. We have experienced and may experience in the future, disruptions in store and distribution centers operations, including the temporary closure of certain stores.

We have incurred and continue to incur additional costs to protect the health and well-being and meet the needs of our customers and team members. These measures may not be sufficient to prevent the spread of COVID-19 among our customers and employees. Illness, absenteeism, or other workforce disruptions could negatively affect our business operations. Further, the shift to a remote working environment and other policies has, and will continue to have, impacts on our business, including increased costs related to information technology infrastructure and the ability of our business and that of our suppliers to work with the same productivity. The increase in remote work arrangements has increased certain operational risks, including but not limited to cybersecurity risks, and could adversely affect our ability to manage our business.

The extent of the impact of COVID-19 on our future operational and financial performance is currently uncertain and will depend on many factors outside our control, including, without limitation, the development and availability of effective treatments and vaccines, the imposition of public safety measures, and the impact of COVID-19 on the global economy. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our products and services; our supply chain and sales and distribution channels; our ability to execute strategic plans; impairments; and our profitability and cost structure. To the extent COVID-19 adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.

WBA Fiscal 2022 Form 10-K	15

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

Our U.S. Retail Pharmacy segment seeks to grow prescription volume while operating in a marketplace with continuous reimbursement pressure. A shift in the mix of pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect our results of operations. For example, our U.S. Retail Pharmacy segment has experienced a shift in pharmacy mix towards 90-day at retail in recent years and more recently during COVID-19, and specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S. and a larger proportion of our revenues. Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions, and specialty pharmacy sales are generally also lower margin. Our U.S. Retail Pharmacy segment also has experienced a shift in pharmacy mix towards Medicare Part D prescriptions in recent years, and that trend may continue. Preferred Medicare Part D networks have increased in number in recent years; however, we do not participate in all such networks. We have accepted market competitive reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. We also have worked to develop and expand our relationships with commercial third-party payers to enable new and/or improved market access via participation in the pharmacy provider networks they offer. If we are not able to generate additional prescription volume and other business from patients participating in these programs that is sufficient to offset the impact of lower reimbursement, or if the degree or terms of our participation in such preferred networks declines from current levels in future years, our results of operations could be materially and adversely affected.

We derive a significant portion of our sales in the U.S. Retail Pharmacy segment from prescription drug sales reimbursed by a limited number of pharmacy benefit management companies.

We derive a significant portion of our sales in the U.S. Retail Pharmacy segment from prescription drug sales reimbursed through prescription drug plans administered by a limited number of PBM companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. Changes in pricing and other terms of our contracts with PBM companies can significantly impact our results of operations. There can be no assurance that we will continue to participate in any particular PBM company’s pharmacy provider network in any particular future time period or on terms reasonably acceptable to us. If our participation in the pharmacy provider network for a prescription drug plan administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short-term. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results could be materially and adversely affected. If we exit a pharmacy provider network and later resume participation, there can be no assurance that we will achieve any particular level of business on any particular pace, or that all clients of the PBM company will choose to include us again in the pharmacy network for their plans, initially or at all. In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by such plans.

WBA Fiscal 2022 Form 10-K	16

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

Our Board of Directors approved the plans to increase the Transformational Cost Management Program described in "Management’s discussion and analysis of financial condition and results of operations" in Part II, Item 7 as part of an initiative to reduce costs and increase operating efficiencies. There can be no assurance that we will realize, in full or in part, the anticipated benefits of these programs. Our financial goals assume a level of productivity improvement, including those reflected in the Transformational Cost Management Program and other business optimization initiatives. If we are unable to implement the programs or deliver these expected productivity improvements, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, our business operations, financial condition and results of operations could be materially and adversely impacted.

Changes in economic conditions could adversely affect consumer buying practices.

Our performance has been, and may continue to be, adversely impacted by changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect our key vendors and customers. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, inflation, levels of personal disposable income, levels of taxes and interest and global, national, regional or local economic conditions, health epidemics or pandemics (such as COVID-19), as well as looting, vandalism, acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns, which could lead to a decrease in overall consumer spending as well as in prescription drug and health services utilization and which could be exacerbated by the increasing prevalence of high-deductible health insurance plans and related plan design changes. In addition to general levels of inflation that we have experienced, we are also subject to risk of specific inflationary pressures on product prices due to, for example, the continuing impacts of COVID-19, related global supply chain disruptions, and the uncertain economic and geopolitical environment. If inflation continues to increase, we may not be able to adjust prices sufficiently to offset the effect without negatively impacting consumer demand or our gross margin. Furthermore, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices. All of these factors could materially and adversely impact our business operations, financial condition and results of operations.

WBA Fiscal 2022 Form 10-K	17

The industries in which we operate are highly competitive and constantly evolving and changes in market dynamics could adversely impact us.

The level of competition in the retail pharmacy, healthcare services and pharmaceutical wholesale industries is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact us. Disruptive innovation, or the perception of potentially disruptive innovation, by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and if required make timely and effective changes to our strategies and business model to compete effectively. All of our businesses face intense competition from multiple existing and new businesses, some of which are aggressively expanding in markets we serve. We continue to develop our offerings to respond to market dynamics; however, if our customers are not receptive to these changes, if we are unable to expand successful programs in a timely manner, or we otherwise do not effectively respond to changes in market dynamics, our businesses and financial performance could be materially and adversely affected.

Specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S., a significant portion of which is dispensed outside of traditional retail pharmacies. Because our specialty pharmacy business focuses on complex and high-cost medications, many of which are made available by manufacturers to a limited number of pharmacies (so-called limited distribution drugs), that serve a relatively limited universe of patients, the future growth of this business depends to a significant extent upon expanding our ability to access key drugs and successfully penetrate key treatment categories. Accordingly, it is important that we and our affiliates compete effectively in this evolving and highly competitive market, or our business operations, financial condition and results of operations could be materially and adversely affected. To better serve this evolving market, the Company wholly owns and operates AllianceRx Walgreens. Certain clients of AllianceRx Walgreens were and are not obligated to contract through AllianceRx Walgreens, and have in the past, and may in the future, enter into specialty pharmacy and other agreements without involving AllianceRx Walgreens. Certain clients have chosen not to renew their contracts through AllianceRx Walgreens which impacts gross sales. If AllianceRx Walgreens is not able to compete effectively in this evolving and highly competitive market and successfully adapt to changing market conditions, our business operations, financial condition and results of operations could be materially and adversely affected.

If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted.

The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase and has accelerated significantly during COVID-19. The pace of this increase could further accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel and differentiated retail models are rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner that keeps pace with technological developments and dynamic customer expectations, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

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

WBA Fiscal 2022 Form 10-K	18

Our substantial international business operations subject us to a number of operating, economic, political, regulatory and other international business risks.

Our substantial international business operations are subject to a number of risks, including, without limitation, compliance with a wide variety of foreign laws and regulations; potential difficulties in managing foreign operations, mitigating credit risks in foreign markets, enforcing agreements and collecting receivables through foreign legal systems; varying regional and geopolitical business conditions and demands; tax and trade policies, tariffs and other government regulations affecting trade between the U.S. and other countries; fluctuations in currency exchange rates; the impact of recessions and economic slowdowns in economies outside the U.S.; and the instability of foreign economies, governments and currencies and unexpected regulatory, economic or political changes in foreign markets.

These factors can also adversely affect our payers, vendors and customers in international markets, which in turn can negatively impact our businesses. We cannot assure you that one or more of these factors will not have a material adverse effect on our business operations, results of operation and financial condition.

We may be unable to achieve our environmental, social and governance goals.

We recognize the rising importance of environmental, social, and governance matters among our team members, customers, and certain shareholders and are committed to upholding a culture dedicated to corporate responsibility. We have established certain goals that allow us to better communicate and align to our environmental, social, and governance strategy. However, these goals are subject to risks and uncertainties, which are outside of our control and might prohibit us from meeting the goals. Further, there is a risk that team members, customers, or certain shareholders might not be satisfied with our goals or strategy and efforts to meet the goals. Some of the risks that we are subject to include, but are not limited to: our ability to execute our operational strategy within the timeframe or costs projected; the availability or cost of renewable energy, materials, goods, and/or services required, and evolving regulations or requirements that change or limit our ability to set standards or gather information from our supplier partners or third party contractors. Failure to meet our goals could negatively impact public perception of our company with interested stakeholders.

Environmental, social, and governance matters are also increasingly important to current and potential employees. In order to retain and attract talent we know that it is critical that we clearly communicate our environmental, social, and governance strategy, and a delay or inability to meet our goals on time could impact our reputation as a desirable place to work. With increased interest from certain shareholders, an inability to meet our goals could also have a negative impact on our stock price. These impacts could make it more difficult for us to operate efficiently and effectively and could have a negative effect on our business, operating results and financial conditions.

Risks Related to Our Operations

Disruption in our global supply chain could negatively impact our businesses.

The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including for issues such as COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war (such as the conflict in Ukraine) or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

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

WBA Fiscal 2022 Form 10-K	19

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

WBA Fiscal 2022 Form 10-K	20

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

A significant element of our growth strategy is to identify, pursue and successfully complete and integrate acquisitions, joint ventures and other strategic partnerships and alliances that either expand or complement our existing operations. Acquisitions and other strategic transactions involve numerous risks, including difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, distraction of management from overseeing, and disruption of, our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers, and difficulties in achieving the synergies we anticipated. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence, acquire and successfully integrate the acquired company, including particularly when acquired businesses operate in new geographic markets or areas of business, could materially and adversely impact our growth strategies, financial condition and results of operations. Our ability to integrate and retain qualified and experienced employees from acquired businesses at all levels, including in executive and other key strategic positions, is essential for us to meet our growth strategy and successfully complete acquisition, joint ventures and other strategic partnerships and alliances.

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

WBA Fiscal 2022 Form 10-K	21

Businesses acquired as part of our U.S. Healthcare segment could experience losses or liabilities that would result in a material adverse effect on our business operations, results of operation and financial condition.

Healthcare businesses acquired as part of our U.S. Healthcare segment could experience losses or liabilities, including medical liability claims, causing us to incur significant expenses and requiring us to pay significant damages if not covered by insurance. These businesses have in the past been subject to medical liability claims in the ordinary course of business, and although we carry insurance covering medical malpractice claims, including professional liability insurance, in amounts we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could resulting in substantial damage awards that exceed the limits of our insurance coverage. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us or our acquired businesses that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could harm our business. In addition, any claims may significantly harm our business or reputation.

In addition, the businesses acquired as part of our U.S. Healthcare segment expose us to risks that are inherent in the provision of healthcare services. If patients, clients or partners assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our services and care delivery model. We do not control the providers and other healthcare professionals in our U.S. Healthcare segment with respect to the practice of medicine and the provision of healthcare services, and the risk of liability, including through unexpected medical outcomes, is inherent to the healthcare industry.

The businesses acquired as part of the U.S. Healthcare segment have also entered and intend to continue to enter risk-based contracts with payors, pursuant to which they contract with payors to receive a fee for professional services based on the number of patients assigned or attributed to U.S. Healthcare providers and assume the financial responsibility for the healthcare expenses of such patients, These contracts may also include arrangements that contemplate sharing certain of the savings generated with respect to U.S. Healthcare segment’s patients’ costs of care back with the payor. To the extent that patients require more care than is anticipated or the cost of care increases, aggregate compensation amounts may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, our healthcare businesses will not be able to increase the fee received under these risk agreements during their then-current terms and could suffer losses with respect to such agreements, which may adversely impact the growth, profitability and liquidity of our U.S. Healthcare segment.

The anticipated strategic and financial benefits of our relationship with AmerisourceBergen may not be realized.

As of August 31, 2022, we beneficially owned approximately 25.4% of the outstanding AmerisourceBergen common stock and had designated one nominee for election to AmerisourceBergen’s board of directors. The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment classified within the operating income of the Company’s U.S. Retail Pharmacy segment. The financial performance of AmerisourceBergen, including any charges which may arise relating to its ongoing opioid litigation matters, will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. Further, our ability to transact in AmerisourceBergen securities is subject to certain restrictions set forth in our agreements with AmerisourceBergen and arising under applicable laws and regulations, which in some circumstances could adversely impact our ability to transact in AmerisourceBergen securities in amounts and at the times desired. These considerations may materially and adversely affect the Company’s financial condition and results of operations.

WBA Fiscal 2022 Form 10-K	22

From time to time, we may choose to divest certain assets or businesses as we execute our strategy and our ability to engage in such transactions will be subject to market conditions beyond our control which will affect our ability to transact on terms favorable to us or at all.

We have, from time to time, divested certain assets or businesses in order to redeploy capital into our core strategies. The success of such transactions in the future will be subject to market conditions, availability of financing and other circumstances beyond our control. For instance, on June 28, 2022, we announced our decision to maintain the Boots and No7 Beauty Company businesses under existing ownership. This marked the conclusion of the review that began in January 2022 in line with our strategic priorities. In the future, we may intend to relaunch a process for the sale of the businesses or contemplate other opportunities to monetize our interest in these businesses. In addition, we have recently divested of a portion of our interests in AmerisourceBergen (See Part II, Item 7, Investment in AmerisourceBergen for further information) and Option Care Health, Inc. and may choose to divest more of our interests in the future. However, our ability to divest these or any of our other assets, will be subject to global financial markets and market instability which may severely impact the ability to divest, divestiture terms, financing availability and other considerations for potential buyers.

From time to time, we make investments in companies over which we do not have sole control and some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in companies that we may not control or over which we may not have sole control. Some of the businesses in which we have made non-controlling investments operate in markets or industries that are different from our primary lines of business and/or operate in different geographic markets than we do. Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses. We rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may materially and adversely affect us. Investments in entities over which we do not have sole control, including joint ventures and strategic partnerships and alliances, present additional risks such as having differing objectives from our partners or the entities in which we are invested, becoming involved in disputes, or competing with those persons.

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

WBA Fiscal 2022 Form 10-K	23

Privacy and data protection laws increase our compliance burden and any failure to comply could harm us.

The regulatory environment surrounding data security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses and geographic areas. We are required to comply with increasingly complex and changing data security and privacy regulations in the jurisdictions in which we operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. In the U.S., for example, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by covered entities in the healthcare industry, including healthcare providers such as pharmacies. In addition, the California Consumer Privacy Act, which went into effect on January 1, 2020, imposes stringent requirements on the use and treatment of “personal information” of California residents, and other jurisdictions have enacted, or are proposing similar laws related to the protection of personal data. Outside the U.S., for example, the European Union’s General Data Protection Regulation, which became effective in May 2018, greatly increased the jurisdictional reach of European Union data protection laws and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and provides for greater penalties for noncompliance. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders.

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

Compromises of our data security systems or of those of businesses with which we interact that result in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, have in the past and could in the future adversely impact us. Any such compromise could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our reputation, business operations, financial condition and results of operations. In addition, security incidents may require that we expend substantial additional resources related to the security of information systems and disrupt our businesses. The risks associated with data security and cybersecurity incidents have increased during COVID-19 given the increased reliance on remote work arrangements.

WBA Fiscal 2022 Form 10-K	24

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

We have outstanding debt and other financial obligations. As of August 31, 2022, we had approximately $11.7 billion of outstanding indebtedness, including short-term debt. Our debt level and related debt service obligations could have negative consequences, including:

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

WBA Fiscal 2022 Form 10-K	25

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

Our operating results have historically varied on a quarterly basis, including increased variability during COVID-19, and may continue to fluctuate significantly in the future. For instance, our businesses are seasonal in nature, with the second fiscal quarter (December, January and February), which falls during the holiday season, typically generating a higher proportion of retail sales and earnings than other fiscal quarters. In addition, both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season, which can vary considerably from year to year. Other factors that may affect our quarterly operating results, some of which are beyond the control of management, include, but are not limited to the impact and duration of COVID-19, the timing of the introduction of new generic and brand name prescription drugs; inflation, including with respect to generic drug procurement costs; seasonality, including the timing and severity of the cough, cold and flu season; changes or rates of change in payer reimbursement rates and terms; the timing and amount of periodic contractual reconciliation payments, fluctuations in inventory, energy, transportation, labor, healthcare and other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; asset impairment charges, including the performance of and impairment charges related to our equity method investments; the relative magnitude of our LIFO provision in any particular quarter; foreign currency fluctuations; market conditions, widespread looting or vandalism; and many of the other risk factors discussed herein. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not place undue reliance on the results of any particular quarter as an indication of our future performance.

We have a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to our results of operations.

As of August 31, 2022, we had $22.3 billion of goodwill and $10.7 billion of other intangible assets on our Consolidated Balance Sheets. We evaluate this goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. As part of this impairment analysis, we determine fair value for each reporting unit using both the income and market approaches. We determine fair value of indefinite-lived intangible assets using the relief from royalty method and excess earnings method of the income approach. Definite-lived intangible assets are evaluated for impairment if an event occurs or circumstances change that indicate the carrying amount may not be recoverable. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt and equity, capital expenditure levels, operating cash flows, or market capitalization, whether due to COVID-19 or otherwise. There can be no assurance that impairments will not occur, and any impairment may have a material impact on our financial condition and results of operations.

WBA Fiscal 2022 Form 10-K	26

We are exposed to risks associated with foreign currency exchange rate fluctuations.

We operate or have equity method investments in several countries across the globe which expose us to currency exchange rate fluctuations and related risks, including transaction currency exposures relating to the import and export of goods in currencies other than a businesses’ functional currencies as well as currency translation exposures relating to profits and net assets denominated in currencies other than the U.S. dollar. We present our financial statements in U.S. dollars and have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily the British pound sterling, as well as a range of other foreign currencies. Our results of operations and capital ratios can therefore be sensitive to movements in foreign exchange rates. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future results of operations. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a significant adverse impact on our results of operations.

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

We operate certain defined benefit pension plans in the UK, which were closed to new entrants in 2010, as well as smaller plans in other jurisdictions. The valuation of the pension plans’ assets and liabilities depends in part on assumptions, which are primarily based on the financial markets as well as longevity and employee retention rates. This valuation is particularly sensitive to material changes in the value of equity, bond and other investments held by the pension plans, changes in the corporate bond yields which are used in the measurement of the liabilities, changes in market expectations for long-term price inflation and other macroeconomic factors, and new evidence on projected longevity rates. Funding requirements and the impact on the statement of earnings relating to these pension plans are also influenced by these factors. Adverse changes in the assumptions used to calculate the value of pension assets and liabilities, including lower than expected pension fund investment returns and/or increased life expectancy of plan participants, or regulatory change could require us to increase the funding of its defined benefit pension plans or incur higher expenses, which would adversely impact our results of operations and financial position.

Risks from Changes in Public Policy and Other Legal and Regulatory Risks

Changes in the healthcare industry and regulatory environments may adversely affect our businesses.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the U.S. and the funding of governmental payers in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. For example, the Inflation Reduction Act requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. The mechanics of the rebate calculation would mimic those of the Medicaid rebate, but the expansion of inflation-based rebates may further complicate pricing strategies, particularly as to the launch of our new products. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability.

WBA Fiscal 2022 Form 10-K	27

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

We operate in a highly regulated and litigious environment. We are involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax and other governmental authorities, including those contained in Note 11. Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for further information. For example, in January 2019, Walgreen Co., on behalf of itself, its subsidiaries and certain identified affiliates, resolved matters regarding certain dispensing practices by entering into, among other things, a Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services. The Corporate Integrity Agreement has a five-year term and provides that Walgreen Co. shall, among other things, continue the compliance program it created to address compliance with federal healthcare program requirements, provide annual certifications of compliance and provide training and education for certain covered employees. Failure to meet the Corporate Integrity Agreement obligations could have material adverse consequences for us, including reputational harm and monetary penalties for each instance of non-compliance. In addition, in the event of a breach or deliberate violation of the Corporate Integrity Agreement, we could be excluded from participation in federal healthcare programs, or subjected to other significant penalties, which could seriously harm our results of operations, liquidity and financial results.

Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, we are a defendant in numerous litigation proceedings relating to opioid matters, including federal multidistrict litigation that consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others, as well as numerous lawsuits brought in state courts. Additionally, the Company has received from the Department of Justice and the Attorney Generals of numerous states subpoenas, civil investigative demands and/or other requests concerning opioid matters. The Company incurs and expects to continue to incur significant expense in order to resolve those and other opioids-related matters, including through settlement agreements. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. See Note 11. Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

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

Like other companies in the retail pharmacy, healthcare services and pharmaceutical wholesale industries, the Company is subject to extensive regulation by national, state and local government agencies in the U.S. and other countries in which it operates. There continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding business, compliance and reporting practices of the Company and other industry participants. As a result, the Company regularly is the subject of government actions of the types described above. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination.

WBA Fiscal 2022 Form 10-K	28

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

We operate in complex, highly regulated environments around the world and could be materially and adversely affected by changes to applicable legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. Our retail pharmacy and health and wellness services businesses are subject to numerous country, state and local regulations including licensing, billing practices, utilization and other requirements for pharmacies and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: country and state registration and regulation of pharmacies and drug discount card programs; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including HIPAA; the ACA or any successor thereto; laws and regulations relating to the protection of the environment and health and safety matters, each of which continues to evolve, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (“FDA”) and Drug Enforcement Administration (“DEA”), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell as well as our loyalty and drug discount card programs; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and foreign, national and state laws governing healthcare fraud and abuse and the practice of the profession of pharmacy. For example, in the U.S., the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. We are also governed by foreign, national and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity and other labor and employment matters as well as employee benefit, competition and antitrust matters. In addition, we could have significant exposure if we are found to have infringed another party’s intellectual property rights.

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

WBA Fiscal 2022 Form 10-K	29

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

We could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. Through our pharmacies and specialist packaging sites, including through services provided by third-party healthcare providers, we are also exposed to risks relating to the products and services we offer. Errors in the dispensing and packaging of pharmaceuticals, including related counseling, and in the provision of other healthcare services could lead to serious injury or death. Product liability or personal injury claims may be asserted against us and mandatory or voluntary product recalls may apply to us with respect to any of the retail products or pharmaceuticals we sell or services we provide, particularly with regard to our private branded products that are not available from other retailers. For example, from time to time, the FDA issues statements alerting patients that products in our supply chain may contain impurities or harmful substances, and claims relating to the sale or distribution of such products may be asserted against us or arise from these statements. Our healthcare clinics also increase our exposure to professional liability claims related to medical care. We could suffer significant reputational damage and financial liability if we, or any affiliated entities or third-party healthcare providers that we do business with, experience any of the foregoing health and safety issues or incidents, which could have a material adverse effect on our business operations, financial condition and results of operations.

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

Tax laws and regulations are complex and subject to varying interpretations, and we are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative impact on our effective tax rate, tax payments, financial condition and results of operations. In addition, the determination of our income tax provision and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. The ultimate tax determination may differ from the amounts recorded in our financial statements and may materially affect our results of operations in the period or periods for which such determination is made. Any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

WBA Fiscal 2022 Form 10-K	30

Risks Related to Our Structure and Organization

Certain stockholders may have significant voting influence over matters requiring stockholder approval.

As of August 31, Stefano Pessina, our Executive Chairman (together with his affiliates, the “SP Investors”), had sole or shared voting power, directly or indirectly, over an aggregate of approximately 17% of our outstanding common stock. The SP Investors have agreed to, for so long as they have the right to designate a nominee for election to the Board, to vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of the Company’s stockholders (including with respect to the election of directors). The SP Investors’ significant interest in our common stock potentially could determine the outcome of matters submitted to a vote by our stockholders. The influence of the SP Investors could result in the Company taking actions that other stockholders do not support or failing to take actions that other stockholders support. In addition, issuances or sales of our common stock (or the exercise of related registration rights), including sales of shares by our directors and officers or key investors, including the SP Investors and certain other former Alliance Boots stockholders, are subject to restrictions in the case of shares held by persons deemed to be our affiliates and to certain obligations pursuant to the Company Shareholders Agreement (as defined herein). As a result, the market price of our common stock could be adversely affected.

Conflicts of interest, or the appearance of conflicts of interest, may arise because certain of our directors and officers are also owners or directors of companies we may have dealings with.

Conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of the other entities and business activities in which our directors or officers are involved. For example, potential conflicts of interest could arise if a dispute were to arise between the Company and other parties to the shareholders agreement (the “Company Shareholders Agreement”) with certain SP Investors. Mr. Pessina, our Executive Chairman, indirectly controls Alliance Santé Participations S.A. (“ASP”), a privately-held company which is a party to the Company Shareholders Agreement, and he and his spouse Ornella Barra, our Chief Operating Officer, International serve as directors of ASP. There are other arrangements between affiliates of Mr. Pessina and the Company, with required disclosures included in the Company’s annual proxy statement, including with respect to Alliance Healthcare Italia SpA, which is an entity indirectly owned and controlled by Mr. Pessina (and in which, until April 2022, the Company held an indirect 9% interest), which operates Boots branded stores in Italy. Conflicts of interest, or the appearance of conflicts of interest, or similar issues could arise in connection with these or other transactions in the future. While our contractual arrangements place restrictions on the parties’ conduct in certain situations, and related party transactions are subject to independent review and approval in accordance with our related party transactions approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting both companies.

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

WBA Fiscal 2022 Form 10-K	31

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

Item 2. Properties
The following information regarding the Company’s properties is provided as of August 31, 2022 and does not include properties of unconsolidated, partially-owned entities.

Retail stores and clinics
The U.S. Retail Pharmacy segment operated 8,886 retail stores and 3 specialty pharmacies. The International segment operated 3,989 retail stores and 341 standalone Boots Opticians locations. The U.S. Healthcare segment included 334 VillageMD clinics of which 146 were co-located clinics, 124 were standalone clinics and 64 were affiliate clinics.

The following is a breakdown of the Company’s domestic and international retail stores and clinics by segment:

Retail stores and clinics
U.S. Retail Pharmacy:
United States [1]	8,784
Puerto Rico	104
U.S. Virgin Islands	1
8,889

International:
United Kingdom	2,573
Mexico	1,133
Chile	295
Thailand	237
The Republic of Ireland	92
4,330

U.S. Healthcare - standalone clinics	124

Walgreens Boots Alliance total	13,343
1 Includes VillageMD co-located clinics

The Company’s domestic and international retail stores and clinics, which includes Boots Opticians and specialty pharmacy locations, covered approximately 143 million square feet. The Company owned approximately 8% and 4% of these U.S. Retail Pharmacy and International segment locations, respectively. The remaining locations, including U.S. Healthcare locations were leased or licensed. For more information on leases, see Note 5. Leases, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

WBA Fiscal 2022 Form 10-K	32

Distribution centers and other facilities
The Company operated 22 retail distribution centers covering approximately 14 million square feet of space, of which 12 locations were owned. Geographically, 17 of these retail distribution centers were located in the U.S. and 5 were located outside of the U.S. In addition, the Company used public warehouses and third-party distributors to handle certain retail distribution needs.

The Company’s U.S. Retail Pharmacy segment operated 8 microfulfillment centers, 1 prescription mail service facility and 1 manufacturing facility, covering approximately 607 thousand, 110 thousand, and 77 thousand square feet, respectively.

The Company's International segment operated and owned 35 pharmaceutical distribution centers in Germany, covering approximately 3 million square feet.

Office facilities
The Company operated 43 principal office facilities, covering approximately 2.3 million square feet, of which 4 were owned. Geographically, 29 of these principal office facilities were located in the U.S. and 14 were located outside of the U.S.

Item 3. Legal proceedings
The information in response to this item is included in Note 11. Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Item 4. Mine safety disclosures
Not applicable.

WBA Fiscal 2022 Form 10-K	33

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Walgreens Boots Alliance’s common stock is listed on the Nasdaq Stock Market under the symbol WBA. As of August 31, 2022, there were approximately 46,192 holders of record of Walgreens Boots Alliance common stock.

The Company has paid cash dividends every quarter since 1933. Future dividends will be determined based on earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

The following table provides information about purchases made by the Company during the quarter ended August 31, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or programs[1]
6/1/22 - 6/30/22	—	$—	—	$2,003,419,960
7/1/22 - 7/31/22	—	—	—	2,003,419,960
8/1/22 - 8/31/22	—	—	—	2,003,419,960
	—		—
1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 6. Reserved

Not applicable.

WBA Fiscal 2022 Form 10-K	34

Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the description of the Company’s business and reportable segments in Part I, Item 1. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements that involve risks and uncertainties. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” below and in Risk factors in Part I, Item 1A of this Form 10-K. References herein to the “Company,” “we,” “us,” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

Certain amounts in the Consolidated Financial Statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts for each of the periods presented.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. and its subsidiaries (“Walgreens Boots Alliance” or the “Company”) is a global leader in retail pharmacy and is positioning itself to become a leading provider of healthcare services. Its operations are conducted through three reportable segments:
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

In the fourth quarter of fiscal 2022, the Company changed the name of two reportable segments to better align with the Company’s business activities, structure and strategy. The “United States” segment was renamed to “U.S. Retail Pharmacy” and the “Walgreens Health” segment was renamed to “U.S. Healthcare”. The segment name changes did not result in any change to the composition of the segments and therefore no change to the historical results of segment operations. The information for these segments for all periods included in these consolidated financial statements has been presented using the new names. See Note 17. Segment reporting and Note 18. Sales, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of COVID-19 (“COVID-19”) on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payer and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws, including U.S. tax law changes; changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes in general economic conditions in the markets in which the Company operates.

Specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S., a significant portion of which is dispensed outside of traditional retail pharmacies. To better serve the evolving specialty pharmacy market, in March 2017, the Company and Prime Therapeutics LLC, a PBM, closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, using an innovative model that sought to align pharmacy, PBM and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. On December 31, 2021, the Company purchased Prime’s portion of the joint venture and now wholly own the joint venture, which was renamed AllianceRx Walgreens. Certain clients of AllianceRx Walgreens are not obligated to contract through AllianceRx Walgreens, and have in the past, and may in the future, enter into specialty pharmacy and other agreements without involving AllianceRx Walgreens. Certain clients have chosen not to renew their contracts through AllianceRx Walgreens which impacts gross sales. However, considering the relatively low margin nature of this business, the Company does not anticipate this will have a material impact on operating income.

In January 2022, the Company announced a strategic review of its Boots business, including the No7 beauty company. In June 2022, the Company announced the conclusion of the strategic review and decision to retain existing ownership in these businesses.

WBA Fiscal 2022 Form 10-K	35

On May 5, 2022, the Company entered into an agreement with the State of Florida to resolve all claims related to the distribution and dispensing of prescription opioid medications across the Company’s pharmacies in the State of Florida. The settlement amount of $683 million includes $620 million to be paid in equal installments to the State of Florida over 18 years and will be applied as remediation of past and future opioid damages, as well as a one-time payment of $63 million for attorneys’ fees. The Company made the first annual settlement payment of $97.4 million into escrow on June 17, 2022.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

COVID-19
Since the beginning of 2020, COVID-19 has severely impacted, and may continue to directly and indirectly impact, the economies of the U.S., the UK and other countries around the world. COVID-19 created significant public health concerns as well as significant volatility, uncertainty and economic and supply chain disruption in every region in which we operate, which has adversely affected our industries and our business operations. Further, financial and credit markets experienced volatility and could continue to experience volatility due to COVID-19 and other factors. As COVID-19 and its direct and indirect consequences continue to evolve, COVID-19 has impacted, and may again impact our business operations. In response to COVID-19 and emerging variants, various domestic and foreign, federal, state and local governmental legislation, regulations, orders, policies and initiatives were implemented that were designed to reduce the transmission of COVID-19, as well as to help address economic and market volatility and instability resulting from COVID-19. The Company has participated in certain of these programs, including for example availing itself to certain tax deferrals which were introduced by the CARES Act in the U.S., and certain tax deferral and benefit and employee wage support in the UK, and if available, may continue to do so in the future.

The Company continues to play a critical role in fighting COVID-19. The Company has worked with the Centers for Disease Control and Prevention (“CDC”), U.S. Department of Health and Human Services (“HHS”) and the U.S. government to help administer COVID-19 vaccinations to the general public and to high priority groups, including long-term care facility residents and staff. The U.S. Retail Pharmacy segment also expanded vaccination models to ensure convenient access, including same-day and walk-in appointments, mobile clinics, employer partnerships and extended hours. As of August 31, 2022, the Company has administered more than 69 million COVID-19 vaccinations, including 23 million booster vaccinations, and more than 45 million COVID-19 tests in the U.S. In fiscal 2022, the Company has administered approximately 35 million COVID-19 vaccinations and more than 31 million COVID-19 tests in the U.S.

In fiscal 2022, the U.S. Retail Pharmacy segment comparable 30-day equivalent prescriptions filled increased 1.3%, including a positive impact of 12 basis points from COVID-19 vaccinations. Comparable retail sales increase was aided by at-home COVID-19 test sales.

The Company continues to monitor COVID-19 and its potential future impacts on the consumer, customer and healthcare utilization patterns, as well as the U.S. and global economies, including supply chains and the labor force. As a result, the financial and/or operational impact on the Company, operating results, cash flows and/or financial condition is uncertain, but the impact, singularly or collectively, could be material and adverse.

The Company’s current expectations described above are forward-looking statements and our actual results may differ. Factors that might cause a difference include, but are not limited to, those discussed below under “Cautionary note regarding forward-looking statements” and in Item 1A, Risk factors.

U.S. Healthcare
In fiscal 2022, the Company announced the launch of its new healthcare strategy. The Company plans to become a leading provider of local clinical care services by leveraging its consumer-centric technology and retail pharmacy network to deliver value-based care. The Company’s goal is to provide better consumer experiences, improve health outcomes and lower costs.

The Company’s U.S. Healthcare segment, created at the beginning of fiscal 2022, is a consumer-centric, technology-enabled healthcare business that engages consumers through a personalized, omni-channel experience across the care journey. The U.S. Healthcare segment delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

WBA Fiscal 2022 Form 10-K	36

The U.S. Healthcare segment currently consists of a majority position in Village Practice Management Company, LLC (“VillageMD”), a leading, national provider of value-based primary care services; a majority position in Shields Health Solutions Parent, LLC (“Shields”), a specialty pharmacy integrator and accelerator for hospitals, a majority position in CCX Next, LLC (“CareCentrix”), a leading player in the post-acute and home care management sectors; and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels. On September 20, 2022, the Company announced that it entered into a definitive agreement to acquire the remaining 30% equity interest in Shields, not currently owned.

The Company is now aligned into three reportable segments: U.S. Retail Pharmacy, International and U.S. Healthcare. Fiscal 2021 data related to the U.S. Healthcare segment, has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

See Note 17. Segment reporting to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

RECENT TRANSACTIONS

Shields acquisition
On October 29, 2021, the Company completed the acquisition of a majority interest in Shields. Pursuant to the terms and subject to the conditions set forth in the Securities Purchase Agreement, the Company purchased additional outstanding equity interests of Shields, increasing the Company’s total beneficial ownership in Shields’ outstanding equity interests from 25% to approximately 70%, for cash consideration of $969 million.

The Company accounted for this acquisition as a business combination resulting in consolidation of Shields within the U.S. Healthcare segment in its financial statements.

See Note 3. Acquisitions and other investments, and Note 6. Equity method investments to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

On September 20, 2022, the Company announced the acceleration of its plans for full ownership of Shields. The Company entered into a definitive agreement to acquire the remaining 30% equity interest for approximately $1.37 billion of cash consideration. The transaction is expected to close in the second quarter of fiscal 2023. See Note 21. Subsequent events to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

VillageMD acquisition
On November 24, 2021, the Company completed the acquisition of a majority interest in VillageMD. Pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company purchased additional outstanding equity interests of VillageMD, increasing the Company’s total beneficial ownership in VillageMD’s outstanding equity interests from approximately 30% to approximately 63%, on a fully diluted basis, for a purchase price of $5.2 billion. The total purchase price is comprised of cash consideration of $4.0 billion and a promissory note of $1.2 billion.

The Company accounted for this acquisition as a business combination resulting in consolidation of VillageMD within the U.S. Healthcare segment in its financial statements.

See Note 3. Acquisitions and other investments, and Note 6. Equity method investments to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

Sale of AmerisourceBergen common stock
On May 11, 2022, the Company sold 6.0 million shares of AmerisourceBergen Corporation (“AmerisourceBergen”) common stock pursuant to Rule 144 at a price of $150 per share for a total consideration of $900 million. This decreased the Company's ownership of AmerisourceBergen’s common stock from 58,854,867 shares, held at August 31, 2021 to 52,854,867 shares held as of August 31, 2022, representing approximately 25.4% of AmerisourceBergen common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q. The transaction resulted in the Company recording a pre-tax gain of $417 million in Other income, net in the Consolidated Statements of Earnings, including a $32 million loss reclassified from within Accumulated other comprehensive income in the Consolidated Balance Sheets.

See Note 6. Equity method investments, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

WBA Fiscal 2022 Form 10-K	37

CareCentrix acquisition
On August 31, 2022, the Company completed the acquisition of a majority interest in CareCentrix. Pursuant to the terms and subject to the conditions set forth in the Membership Interest Purchase Agreement, the Company acquired approximately 55% controlling equity interest in CareCentrix, a leading player in the post-acute and home care management sectors, for cash consideration of $332 million.

The Company accounted for this acquisition as a business combination resulting in consolidation of CareCentrix within the U.S. Healthcare segment in its financial statements.

See Note 3. Acquisitions and other investments to the Consolidated Financial Statements included in Part II, Item 8 herein for further information

On October 11, 2022, the Company announced the acceleration of its plans for full ownership of CareCentrix. The Company entered into a definitive agreement to acquire the remaining 45% equity interest for approximately $392 million of cash consideration. The acquisition is subject to limited customary closing conditions and is expected to close by March 2023. See Note 21. Subsequent events to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

TRANSFORMATIONAL COST MANAGEMENT PROGRAM

On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021.

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024 and increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. In fiscal 2022, the Company increased its annual cost savings target from $3.3 billion to $3.5 billion by the end of fiscal 2024. The Company is currently on track to achieve the savings target.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores, including plans to close approximately 350 stores in the UK and approximately 450 to 500 stores in the U.S. As of August 31, 2022, the Company has closed 235 and 287 stores in the UK and U.S., respectively.

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

The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to the Transformational Cost Management Program as follows:

Transformational Cost Program Activities	Range of Charges
Lease obligations and other real estate costs[1]	1,250 to 1,350 million
Asset impairments[2]	750 to 800 million
Employee severance and business transition costs	1,025 to 1,075 million
Information technology transformation and other exit costs	300 to 350 million
Total cumulative pre-tax exit and disposal charges	3.3 to 3.6 billion
Other IT transformation costs	275 to 325 million
Total estimated pre-tax charges	3.6 to 3.9 billion

WBA Fiscal 2022 Form 10-K	38

1Includes impairments relating to operating lease right-of-use and finance lease assets.
2Primarily related to store closures and other asset impairments.

From the inception of the Transformational Cost Management Program to August 31, 2022, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $2.2 billion, of which $2.0 billion is recorded as exit and disposal activities. See Note 4. Exit and disposal activities, to the Consolidated Financial Statements included in Part II, Item 8 for further information. These charges included $603 million related to lease obligations and other real estate costs, $443 million in asset impairments, $723 million in employee severance and business transition costs, $203 million of information technology transformation and other exit costs, and $272 million in other information technology costs.

Costs under the Transformational Cost Management Program, which were primarily recorded in selling, general and administrative expenses, were as follows (in millions):

Fiscal 2022	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$247	$2	$—	$249
Asset impairments	132	58	—	190
Employee severance and business transition costs	156	29	25	210
Information technology transformation and other exit costs	12	29	—	40
Total pre-tax exit and disposal charges	$546	$118	$25	$690
Other IT transformation costs	57	15	—	73
Total pre-tax charges	$603	$134	$26	$763

Fiscal 2021	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$103	$6	$—	$108
Asset impairments	15	9	—	24
Employee severance and business transition costs	79	40	45	165
Information technology transformation and other exit costs	20	17	—	38
Total pre-tax exit and disposal charges	$217	$72	$46	$335
Other IT transformation costs	63	19	—	82
Total pre-tax charges	$279	$91	$46	$417

Fiscal 2020	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$191	$9	$14	$215
Asset impairments	51	19	2	72
Employee severance and business transition costs	132	93	45	270
Information technology transformation and other exit costs	70	42	(4)	108
Total pre-tax exit and disposal charges	$444	$163	$58	$665
Other IT transformation costs	55	18	—	73
Total pre-tax charges	$498	$182	$58	$737

WBA Fiscal 2022 Form 10-K	39

Transformational Cost Management Program charges are recognized as the costs are incurred over time in accordance with GAAP. The Company treats charges related to the Transformational Cost Management Program as special items impacting comparability of results in its earnings disclosures.
The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary note regarding forward-looking statements”.

INVESTMENT IN AMERISOURCEBERGEN
As of August 31, 2022 and 2021, respectively, the Company owns approximately 25.4% and 28.5% of AmerisourceBergen outstanding common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q.

On May 11, 2022, the Company sold 6.0 million shares of AmerisourceBergen common stock pursuant to Rule 144 at a price of $150 per share for a total consideration of $900 million, decreasing the Company's ownership of AmerisourceBergen’s common stock from 58,854,867 shares, held at August 31, 2021 to 52,854,867 shares held as of August 31, 2022. The transaction resulted in the Company recording a pre-tax gain of $417 million in Other income, net in the Consolidated Statements of Earnings, including a $32 million loss reclassified from within Accumulated other comprehensive income in the Consolidated Balance Sheets.

The Company has a shareholders agreement with AmerisourceBergen, which was most recently amended and restated (the “A&R Shareholders Agreement”) in connection with the Company's sale of its Alliance Healthcare business to AmerisourceBergen (the “Alliance Healthcare Sale”). Pursuant to the A&R Shareholders Agreement, the Company has designated one member of AmerisourceBergen’s board of directors. The Company is also permitted, subject to certain conditions, to acquire up to an additional 12,398,752 AmerisourceBergen shares in the open market, and thereafter to designate another member of AmerisourceBergen’s board of directors. The amount of permitted open market purchases is subject to increase or decrease in certain circumstances.

The Company accounts for its investment in AmerisourceBergen using the equity method of accounting, subject to a two-month reporting lag, with the net earnings (loss) attributable to the investment classified within the Operating income of the Company’s U.S. Retail Pharmacy segment.

In fiscal 2022, 2021 and 2020, the Company recognized equity earnings (losses) in AmerisourceBergen of $418 million, $(1.1) billion, and $341 million, respectively. The equity losses for fiscal 2021 were primarily due to AmerisourceBergen's recognition of a loss of $5.6 billion, net of tax, related to its ongoing opioid litigation in its financial statements for the three months ended September 30, 2020.

The Company completed the Alliance Healthcare Sale in June 2021 per the Share Purchase Agreement with AmerisourceBergen. See Note 2. Discontinued operations, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

The financial performance of AmerisourceBergen will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of AmerisourceBergen’s common stock could trigger an impairment evaluation of our investment. These considerations may materially and adversely affect the Company’s financial condition and results of operations. For more information, see Part I. Item 1. Business “Relationship with AmerisourceBergen” and Note 6. Equity method investments, to the Consolidated Financial Statements included in Part II, Item 8.

WBA Fiscal 2022 Form 10-K	40

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for fiscal 2022, 2021 and 2020:

	(in millions, except per share amounts)
	2022	2021	2020
Sales	$132,703	$132,509	$121,982
Gross profit	28,265	28,067	26,078
Selling, general and administrative expenses	27,295	24,586	25,436
Equity earnings (loss) in AmerisourceBergen	418	(1,139)	341
Operating income	1,387	2,342	982
Adjusted operating income (Non-GAAP measure) [1]	5,133	5,117	4,730
Earnings before interest and income tax provision	4,385	2,900	1,060
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	4,337	1,994	180
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)[1]	4,360	4,256	3,772
Diluted net earnings per common share - continuing operations (GAAP)	5.01	2.30	0.20
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)[1]	5.04	4.91	4.28

	Percentage increases (decreases)
	2022	2021	2020
Sales	0.1	8.6	1.6
Gross profit	0.7	7.6	(7.4)
Selling, general and administrative expenses	11.0	(3.3)	8.0
Operating income	(40.8)	138.4	(79.4)
Adjusted operating income (Non-GAAP measure)[1]	0.3	8.2	(27.0)
Earnings before interest and income tax provision	51.2	173.7	(78.8)
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	117.5	NM	(95.3)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)[1]	2.5	12.8	(27.0)
Diluted net earnings per common share - continuing operations (GAAP)	117.6	NM	(95.1)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)[1]	2.5	14.6	(23.5)

	Percent to sales
	2022	2021	2020
Gross margin	21.3	21.2	21.4
Selling, general and administrative expenses	20.6	18.6	20.9
1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WBA Fiscal 2022 Form 10-K	41

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
The following information summarizes our results of operations for fiscal 2022 compared to fiscal 2021. For discussion related to the results of operations by segment for fiscal 2021 compared to fiscal 2020, refer to Part II, Item 7. Management's discussion and analysis of financial condition and results of operations in our fiscal 2021 Form 10-K, as amended by Form 10-K/A which was filed with the United States Securities and Exchange Commission on November 24, 2021.

Net earnings from continuing operations fiscal 2022 compared to fiscal 2021
Fiscal 2022 net earnings attributable to the Company were $4.3 billion compared to $2.0 billion for the prior year period. Diluted net earnings per share were $5.01 compared to $2.30 for the prior year period. The increases in net earnings and diluted net earnings per share reflect a $2.5 billion after-tax gain during the three months ended November 30, 2021 due to the remeasurement of the Company's previously held minority equity and debt investments in VillageMD and Shields to fair value, and a $1.2 billion charge, net of tax, from the Company's equity earnings in AmerisourceBergen in the prior fiscal year offset by the fiscal 2022 impairment charges related to intangible assets in Boots UK, and the charge related to the opioid settlement with the State of Florida in fiscal 2022.

Other income, net in fiscal 2022 was $3.0 billion compared to $558 million in fiscal 2021. The increase in other income is mainly due to the remeasurement of the Company's previously held equity and debt investments in VillageMD and Shields to fair value, and the partial sale of the Company’s equity method investments in AmerisourceBergen and Option Care Health.

Net interest expense was $400 million and $905 million in fiscal 2022 and 2021, respectively. The decrease in interest expense was primarily the result of early debt extinguishments completed during fiscal 2021 and lower interest rates on remaining debt.

The Company's effective tax rate for fiscal 2022 and 2021 was a 0.8% benefit and 33.4%, respectively. The net decrease in the effective tax rate was primarily attributable to pre-tax gains from the consolidation of the Company’s investments in VillageMD and Shields, for which a majority of these gains were not subject to tax. Additionally, the Company recognized tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized in the current year against capital gains recognized on the sale of shares in AmerisourceBergen and Option Care, capital gains recognized from internal restructuring, and based on forecasted capital gains. See Note 3. Acquisitions and other investments and Note 6. Equity method investments, to the Consolidated Financial Statement included in Part II, Item 8 for further information.

Adjusted net earnings from continuing operations (Non-GAAP measure) fiscal 2022 compared to fiscal 2021
Adjusted net earnings attributable to the Company in fiscal 2022 increased 2.5 percent to $4.4 billion compared with the prior year period. Adjusted diluted net earnings per share in fiscal 2022 increased 2.5 percent to $5.04 compared with the year-ago period. Adjusted net earnings and adjusted diluted earnings per share were both negatively impacted by 0.9 percentage points as a result of currency translation.

Excluding the impact of currency translation, the increase in adjusted net earnings for fiscal 2022 primarily reflects improved retail contributions in the U.S. Retail Pharmacy and a continued rebound in International segment sales and profitability, partly offset by a decrease in U.S. pharmacy operating results, and growth investments in U.S. Healthcare. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

RESULTS OF OPERATIONS BY SEGMENT
The following information summarizes our results of operations by segment for fiscal 2022 compared to fiscal 2021.

U.S. Retail Pharmacy
The Company's U.S. Retail Pharmacy segment includes the Walgreens business which is comprised of the operations of retail drugstores, health and wellness services, specialty and home delivery pharmacy services, and its equity method investment in AmerisourceBergen. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

WBA Fiscal 2022 Form 10-K	42

FINANCIAL PERFORMANCE

	(in millions, except location amounts)
	2022	2021	2020
Sales	$109,078	$112,005	$107,701
Gross profit	23,669	23,736	22,302
Selling, general and administrative expenses	21,180	20,042	19,331
Equity earnings (loss) in AmerisourceBergen	418	(1,139)	341
Operating income	2,907	2,554	3,312
Adjusted operating income (Non-GAAP measure) [1]	5,029	5,019	4,761

Number of prescriptions [2]	819.6	827.5	818.0
30-day equivalent prescriptions [2,3]	1,216.4	1,210.6	1,165.3
Number of locations at period end	8,901	8,973	9,028

	Percentage increases (decreases)
	2022	2021	2020
Sales	(2.6)	4.0	3.0
Gross profit	(0.3)	6.4	(5.6)
Selling, general and administrative expenses	5.7	3.7	0.1
Operating income	13.8	(22.9)	(26.0)
Adjusted operating income (Non-GAAP measure) [1]	0.2	5.4	(18.9)

Comparable sales [4]	5.1	5.1	2.8
Pharmacy sales	(5.3)	5.5	4.3
Comparable pharmacy sales [4]	4.7	6.7	3.2
Retail sales	5.6	(0.4)	(0.4)
Comparable retail sales [4]	6.1	1.2	1.6
Comparable number of prescriptions [2,4]	(1.0)	2.4	(1.3)
Comparable 30-day equivalent prescriptions [2,3,4]	1.3	5.0	2.9

	Percent to sales
	2022	2021	2020
Gross margin	21.7	21.2	20.7
Selling, general and administrative expenses	19.4	17.9	17.9
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

WBA Fiscal 2022 Form 10-K	43

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

Sales fiscal 2022 compared to fiscal 2021
The U.S. Retail Pharmacy segment’s sales for fiscal 2022 decreased by 2.6 percent to $109.1 billion, including a 650 basis point impact of AllianceRx Walgreens sales decline. Comparable sales increased by 5.1 percent in fiscal 2022.

Pharmacy sales decreased by 5.3 percent in fiscal 2022, including 8.6 percentage point of AllianceRx Walgreens sales decline and represented 73.7 percent of the segment’s sales. Excluding AllianceRx Walgreens, pharmacy sales increased 4.2 percent in fiscal 2022. The increase is due to brand drug inflation and COVID-19 vaccinations and testing, partially offset by generic drug utilization and reimbursement pressure. In fiscal 2021, pharmacy sales increased 5.5 percent and represented 75.8 percent of the segment’s sales. Comparable pharmacy sales increased 4.7 percent in fiscal 2022 compared to an increase of 6.7 percent in fiscal 2021. Within comparable sales, prescriptions filled in fiscal 2022 increased by 1.3 percent from a year earlier, including a positive impact of approximately 12 basis points from COVID-19 vaccinations. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.3 percent in fiscal 2022 compared to a reduction of 0.5 percent in fiscal 2021. The effect of generics on segment sales was a reduction of 0.2 percent in fiscal 2022 compared to a reduction of 0.4 percent for fiscal 2021. Third-party sales, where reimbursement is received from managed care organizations, governmental agencies, employers or private insurers, were 97.2 percent of prescription sales for fiscal 2022 compared to 97.5 percent for fiscal 2021. The total number of prescriptions (including vaccinations) filled in fiscal 2022 was 819.6 million compared to 827.5 million in fiscal 2021. Prescriptions (including vaccinations) adjusted to 30-day equivalents were 1,216.4 million in fiscal 2022 compared to 1,210.6 million in fiscal 2021.

Retail sales increased by 5.6 percent in fiscal 2022 and were 26.3 percent of the segment’s sales. In comparison, fiscal 2021 retail sales decreased by 0.4 percent and comprised 24.2 percent of the segment’s sales. Comparable retail sales increased 6.1 percent in fiscal 2022 and increased 1.2 percent in fiscal 2021. The increase in comparable retail sales in fiscal 2022 was primarily driven by health and wellness, including favorable impact of at-home COVID-19 tests and cough, cold and flu, as well as personal care and beauty, partially offset by the planned decline in tobacco.

Operating income fiscal 2022 compared to fiscal 2021
The U.S. Retail Pharmacy segment’s operating income for fiscal 2022 increased 13.8 percent to $2.9 billion, including income of $418 million from the Company's share of equity earnings in AmerisourceBergen. Excluding the impact of equity earnings in AmerisourceBergen, the year over year decrease in operating income was driven by higher Selling, general and administrative expenses, including charges related to the opioid settlement with the State of Florida in the third quarter, offset by COVID-19 testing and retail gross profit growth.

Gross margin was 21.7 percent in fiscal 2022 compared to 21.2 percent in fiscal 2021. Gross margin was positively impacted in fiscal 2022 by retail margin, offset by pharmacy margin. The increase in retail margin was primarily due to favorable rate and product mix. The decrease in pharmacy margin was primarily driven by continued reimbursement pressure.

Selling, general and administrative expenses as a percentage of sales were 19.4 percent in fiscal 2022 compared to 17.9 percent in fiscal 2021. The increase was driven by costs related to the opioid settlement with the State of Florida, COVID-19 vaccinations and testing and labor investments, partially offset by savings related to the Company's Transformational Cost Management Program.

WBA Fiscal 2022 Form 10-K	44

Adjusted operating income (Non-GAAP measure) fiscal 2022 compared to fiscal 2021
U.S. Retail Pharmacy segment’s adjusted operating income for fiscal 2022 increased 0.2 percent to $5.0 billion. The increase was primarily due to retail gross profit growth and COVID-19 vaccinations and testing, partially offset by pharmacy reimbursement pressure.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

International
The Company's International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and the Company's pharmaceutical wholesale and distribution business in Germany. Pharmacy-led health and beauty retail businesses include Boots branded stores in the UK, the Republic of Ireland and Thailand, the Benavides brand in Mexico and the Ahumada brand in Chile. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products.

The International segment operates in currencies other than the U.S. dollar, including the British pound sterling, Euro, Chilean peso and Mexican peso and therefore the segment’s results are impacted by movements in foreign currency exchange rates. See Item 7A. Quantitative and qualitative disclosure about market risk, for further information on currency risk.

The Company presents certain information related to operating results in “constant currency,” which is a non-GAAP financial measure. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency exclude the effects of fluctuations in foreign currency exchange rates. See “--Non-GAAP Measures.”

FINANCIAL PERFORMANCE

	(in millions, except location amounts)
	2022	2021	2020
Sales	$21,830	$20,505	$14,281
Gross profit	4,618	4,328	3,774
Selling, general and administrative expenses	4,964	4,101	5,863
Operating (loss) income	(346)	227	(2,090)
Adjusted operating income (Non-GAAP measure) [1]	726	466	157

Number of locations at period end	3,989	4,031	4,192

	Percentage increases (decreases)
	2022	2021	2020
Sales	6.5	43.6	(8.1)
Gross profit	6.7	14.7	(16.9)
Selling, general and administrative expenses	21.0	(30.1)	43.3
Operating (loss) income	NM	110.9	NM
Adjusted operating income (Non-GAAP measure) [1]	55.7	197.2	(79.4)

Comparable sales in constant currency [2]	11.3	3.9	(8.8)
Pharmacy sales	(2.1)	8.7	(4.1)
Comparable pharmacy sales in constant currency [2]	2.5	6.7	—
Retail sales	11.2	5.5	(17.8)
Comparable retail sales in constant currency [2]	16.9	2.0	(13.9)

WBA Fiscal 2022 Form 10-K	45

	Percent to sales
	2022	2021	2020
Gross margin	21.2	21.1	26.4
Selling, general and administrative expenses	22.7	20.0	41.1
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

Sales fiscal 2022 compared to fiscal 2021
The International segment’s sales for fiscal 2022 increased 6.5 percent to $21.8 billion. The adverse impact of currency translation on sales was 6.9 percentage points. Comparable sales in constant currency, which excludes sales from the Company's pharmaceutical wholesale combined business in Germany, increased 11.3 percent, reflecting growth across all markets. Sales in the comparable year ago-period included the adverse impact of strict COVID-19 restrictions on the UK store footfall.

Pharmacy sales decreased 2.1 percent in fiscal 2022 and represented 17.1 percent of the segment’s sales. The negative impact of currency translation on pharmacy sales was 4.0 percentage points. Comparable pharmacy sales in constant currency increased 2.5 percent, primarily in the UK, reflecting stronger demand for pharmacy services, and pharmacy volumes in Mexico and Chile.

Retail sales increased 11.2 percent for fiscal 2022 and represented 31.7 percent of the segment’s sales. The negative impact of currency translation on retail sales was 5.2 percentage points. Comparable retail sales in constant currency increased 16.9 percent reflecting higher retail sales in the UK and Ireland, including a recovery in store footfall compared to a year ago-period, as COVID-19 restrictions were less severe.

Pharmaceutical wholesale sales increased 6.7 percent for fiscal 2022 and represented 51.2 percent of the segment’s sales. The negative impact of currency translation on pharmaceutical wholesale sales was 8.9 percentage points. The increase in pharmaceutical wholesale sales reflects the full year of operations since the the formation of the combined business in Germany in fiscal 2021

Operating income fiscal 2022 compared to fiscal 2021
The International segment’s operating loss for fiscal 2022 was $346 million, compared to an operating income of $227 million in fiscal 2021. Operating loss was favorably impacted by 33.0 percentage points ($75 million) of currency translation. Excluding the impact of currency translation, the decrease in operating income is primarily due to non-cash impairment charges, related to intangible assets in Boots UK in the fourth quarter.

Gross profit increased 6.7 percent in fiscal 2022. Gross profit was adversely impacted by 5.5 percentage points ($237 million) of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales, stronger demand for pharmacy services in the UK, and incremental gross profit associated with the Company's pharmaceutical wholesale business in Germany. This was partially offset by higher NHS reimbursement levels in the year ago period.

Selling, general and administrative expenses increased 21.0 percent in fiscal 2022 compared to fiscal 2021. Expenses were favorably impacted by 7.6 percentage points ($312 million) as a result of currency translation. Excluding the impact of currency translation, the increase reflects Boots UK intangible asset impairment charges in the fourth quarter, incremental expenses associated with the Company's wholesale business in Germany, increased labor costs, and the non-recurring COVID-19 related government support in the year ago period. This was partially offset by a gain in UK from a sale-leaseback transaction.

WBA Fiscal 2022 Form 10-K	46

As a percentage of sales, Selling, general and administrative expenses were 22.7 percent in fiscal 2022, compared to 20.0 percent in the prior fiscal year.

Adjusted operating income (Non-GAAP measure) fiscal 2022 compared to fiscal 2021
The International segment’s adjusted operating income for fiscal 2022 increased $260 million to $726 million. Adjusted operating income was negatively impacted by 9.8 percentage points ($46 million) of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was primarily in the UK, reflecting higher retail sales following the easing of COVID-19 restrictions, and stronger demand for pharmacy services. This was partially offset by increased Selling, general and administrative expenses and higher NHS pharmacy reimbursement levels in the year ago period in the UK.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

U.S. Healthcare
The Company’s U.S. Healthcare segment, created at the beginning of fiscal 2022, is a consumer-centric, technology-enabled healthcare business that engages consumers through a personalized, omni-channel experience across the care journey. The U.S. Healthcare segment delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a leading, national provider of value-based primary care services; a majority position in Shields, a specialty pharmacy integrator and accelerator for hospitals; a majority position in CareCentrix, a leading player in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services and care management programs to their members and members’ caregivers through both digital and physical channels.

FINANCIAL PERFORMANCE

	(in millions, except location amounts)
	2022	2021	2020
Sales	$1,795	$—	$—
Gross loss	(22)	—	—
Selling, general and administrative expenses	806	57	—
Operating loss	(829)	(57)	—
Adjusted operating loss (Non-GAAP measure) [1]	(370)	(57)	—

Number of payor/provider partnerships at period end	3	1	—
Number of locations with Walgreens Health Corners at period end	65	37	—
Number of co-located VillageMD clinics at period end	146	55	5
Number of total VillageMD clinics at period end [2]	334	252	155
1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2The Company acquired VillageMD in the three months ended November 30, 2021. The number of VillageMD clinics presented for the prior periods is for comparative purposes only. Clinics are defined as the primary care locations where the Company or the Company’s affiliates lease or license space and the providers are employed by either the Company or one of the Company’s affiliates. These clinics are primarily branded as Village Medical where the Company employs the providers but, in some instances, may operate under their own brands.

Sales fiscal 2022
The U.S. Healthcare segment's sales for fiscal 2022 were $1.8 billion. This includes VillageMD sales of $1.5 billion and Shields sales of $286 million.

Operating loss fiscal 2022 compared to fiscal 2021
The U.S. Healthcare segment's operating loss for fiscal 2022 was $829 million, compared to a loss of $57 million in fiscal 2021.

WBA Fiscal 2022 Form 10-K	47

Gross loss for fiscal 2022 was $22 million, reflecting results from Shields and VillageMD. Gross loss was driven by expansion at VillageMD, partly offset by further growth in existing partnerships and expanding margins at Shields.

Selling, general and administrative expenses were $806 million in fiscal 2022 compared to $57 million in fiscal 2021. Selling, general and administrative expenses reflect the three acquisitions as well as continued investments in the Walgreens Health organic business.

Adjusted operating loss (Non-GAAP measure) for fiscal 2022 compared to fiscal 2021
The U.S. Healthcare segment's adjusted operating loss was $370 million for fiscal 2022, reflecting the three acquisitions as well as continued investments in the Walgreens Health organic business compared to a loss of $57 million in fiscal 2021. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

WBA Fiscal 2022 Form 10-K	48

NON-GAAP RECONCILIATIONS

Operating income to Adjusted operating income by segments (in millions)

	Fiscal 2022
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$2,907	$(346)	$(829)	$(345)	$1,387
Adjustments to equity earnings (loss) in AmerisourceBergen	218	—	—	—	218
Acquisition-related amortization	398	66	392	—	855
Transformational cost management	604	133	—	26	763
Certain legal and regulatory accruals and settlements	768	—	—	—	768
Acquisition-related costs	(2)	89	67	69	223
Impairment of goodwill and intangible assets	—	783	—	—	783
LIFO provision	135	—	—	—	135
Adjusted operating income (loss) (Non-GAAP measure)	$5,029	$726	$(370)	$(251)	$5,133

	Fiscal 2021
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$2,554	$227	$(57)	$(382)	$2,342
Adjustments to equity earnings (loss) in AmerisourceBergen	1,645	—	—	—	1,645
Acquisition-related amortization	448	75	—	—	523
Transformational cost management	279	91	—	46	417
Certain legal and regulatory accruals and settlements	75	—	—	—	75
Acquisition-related costs	6	24	—	24	54
Impairment of goodwill and intangible assets	—	49	—	—	49
LIFO provision	13	—	—	—	13
Adjusted operating income (loss) (Non-GAAP measure)	$5,019	$466	$(57)	$(311)	$5,117

	Fiscal 2020
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$3,312	$(2,090)	$—	$(239)	$982
Adjustments to equity earnings (loss) in AmerisourceBergen	97	—	—	—	97
Acquisition-related amortization	309	75	—	—	384
Transformational cost management	498	182	—	40	719
Acquisition-related costs	296	6	—	12	315
LIFO provision	95	—	—	—	95
Store damage and inventory losses	68	—	—	—	68
Store optimization	53	—	—	—	53
Impairment of goodwill and intangible assets	32	1,984	—	—	2,016
Adjusted operating income (loss) (Non-GAAP measure)	$4,761	$157	$—	$(187)	$4,730

WBA Fiscal 2022 Form 10-K	49

Net Earnings to Adjusted net earnings & Earnings per share to Adjusted Earnings per share (in millions)

	2022	2021	2020
Net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	$4,337	$1,994	$180

Adjustments to operating income:
Adjustments to equity earnings (loss) in AmerisourceBergen [1]	218	1,645	97
Acquisition-related amortization [2]	855	523	384
Transformational cost management [3]	763	417	719
Certain legal and regulatory accruals and settlements [4]	768	75	—
Acquisition-related costs [5]	223	54	315
Impairment of goodwill and intangible assets [6]	783	49	2,016
LIFO provision [7]	135	13	95
Store damage and inventory losses [8]	—	—	68
Store optimization [3]	—	—	53
Total adjustments to operating income	3,746	2,775	3,747

Adjustments to other income, net:
Net investment hedging loss (gain) [9]	1	8	(11)
Impairment of equity method investment and investment in equity securities [10]	190	—	71
Adjustment to gain on disposal of discontinued operations [11]	38	—	—
Gain on sale of equity method investment [12]	(559)	(290)	(1)
Gain on previously held investments [13]	(2,576)	—	—
Total adjustments to other income, net	(2,906)	(281)	59

Adjustments to interest expense, net:
Early debt extinguishment [14]	4	414	—
Total adjustments to interest expense, net	4	414	—

Adjustments to income tax (benefit) provision:
UK tax rate change [15]	—	378	139
U.S. tax law changes [15]	—	—	(6)
Equity method non-cash tax [15]	70	(161)	60
Tax impact of adjustments [15]	(752)	(283)	(433)
Total adjustments to income tax (benefit) provision	(681)	(65)	(240)

Adjustments to post-tax earnings from other equity method investments:
Adjustments to earnings in other equity method investments [16]	58	(504)	54
Total adjustments to post-tax earnings from other equity method investments	58	(504)	54

Adjustments to net loss attributable to non-controlling interests - continuing operations:
Acquisition-related amortization [2]	(164)	(75)	(4)
Transformational cost management [3]	(1)	1	(10)
Acquisition-related costs [5]	(32)	—	—
Impairment of goodwill and intangible assets [6]	—	—	(14)
LIFO provision [7]	—	(2)	(1)
Early debt extinguishment [14]	(1)	—	—
Total adjustments to net loss attributable to non-controlling interests - continuing operations	(198)	(77)	(29)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure)	$4,360	$4,256	$3,772

WBA Fiscal 2022 Form 10-K	50

	2022	2021	2020
Net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (GAAP)	$—	$548	$277
Acquisition-related amortization [2]	—	28	76
Transformational cost management [3]	—	1	73
Acquisition-related costs [5]	—	92	1
Gain on disposal of discontinued operations[11]	—	(322)	—
Tax impact of adjustments [15]	—	(6)	(25)
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations	$—	(206)	126

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (Non-GAAP measure)	$—	$342	$403

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$4,360	$4,598	$4,175

Diluted net earnings per common share - continuing operations (GAAP)	$5.01	$2.30	$0.20
Adjustments to operating income	4.33	3.20	4.26
Adjustments to other income, net	(3.36)	(0.32)	0.07
Adjustments to interest expense, net	0.01	0.48	—
Adjustments to income tax (benefit) provision	(0.79)	(0.08)	(0.27)
Adjustments to post tax earnings from other equity method investments [16]	0.07	(0.58)	0.06
Adjustments to net loss attributable to non-controlling interests	(0.23)	(0.09)	(0.03)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure)	$5.04	$4.91	$4.28

Diluted net earnings per common share - discontinued operations (GAAP)	—	0.63	0.31
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. – discontinued operations	—	(0.24)	0.14
Adjusted diluted net earnings per common share - discontinued operations (Non-GAAP measure)	$—	$0.39	$0.46

Adjusted diluted net earnings per common share (Non-GAAP measure)	$5.04	$5.31	$4.74

Weighted average common shares outstanding, diluted (in millions)	865.9	866.4	880.3

1	Adjustments to equity earnings (loss) in AmerisourceBergen consist of the Company’s proportionate share of non-GAAP adjustments reported by AmerisourceBergen consistent with the Company’s non-GAAP measures. The Company recognized equity losses in AmerisourceBergen of $1,373 million during the three months ended November 30, 2020. These equity losses are primarily due to AmerisourceBergen's recognition of $5.6 billion, net of tax, charges related to its ongoing opioid litigation in its financial statements for the three months period ended September 30, 2020.
2	Acquisition-related amortization includes amortization of acquisition-related intangible assets, inventory valuation adjustments and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, trade names, trademarks, developed technology and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within Selling, general and administrative expenses. Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of the inventory reflects cost of acquired inventory and a portion of the expected profit margin. The acquisition-related inventory valuation adjustments exclude the expected profit margin component from cost of sales recorded under the business combination accounting principles. The stock based compensation fair valuation adjustment reflects the difference between the fair value based remeasurement of awards under purchase accounting and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.
3	Transformational Cost Management Program and Store Optimization Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within Selling, general and administrative expenses. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.

WBA Fiscal 2022 Form 10-K	51

4
Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings, including legal defense costs. In fiscal 2022, the Company recorded a $683 million charge related to a settlement agreement with the State of Florida to resolve all claims related to the distribution and dispensing of prescription opioid medications across the Company’s pharmacies in the State of Florida. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Selling, general and administrative expenses.

5	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities. These costs include charges incurred related to certain mergers, acquisition and divestitures related activities recorded in operating income, for example, costs related to integration efforts for merger, acquisition and divestitures activities. Examples of such costs include deal costs, severance and stock compensation. These charges are primarily recorded within Selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.
6	Impairment of goodwill and intangible assets do not relate to the ordinary course of the Company’s business. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Selling, general and administrative expenses.
7	The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the U.S. Retail Pharmacy segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
8	Store damage and inventory losses as a result of looting in the U.S., net of insurance recoveries.
9	Gain or loss on certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within Other income, net. We do not believe this volatility related to mark-to-market adjustment on the underlying derivative instruments reflects the Company’s operational performance.
10	Impairment of equity method investment and investment in equity securities includes impairment of certain investments. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business and it does not incur such charges on a predictable basis. Exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Other income, net.
11	In fiscal 2022, the Company finalized the working capital adjustments with AmerisourceBergen related to the sale of the Alliance Healthcare business, resulting in a $38 million charge recorded to Other income, net in the Consolidated Statement of Earnings. In fiscal 2021, the Company recorded a net gain of $322 million within results of discontinued operations related to the sale of the Alliance Healthcare business. This gain was excluded as it is not reflective of normal operating activities.
12
Includes significant gains on the sale of equity method investments. In fiscal 2022, the Company recorded a gain of $417 million and $145 million in Other income, net due to a partial sale of its equity method investments in AmerisourceBergen and Option Care Health, respectively. In fiscal 2021, the Company recorded a gain of $290 million in Other income, net due to a partial sale of ownership interest in Option Care Health by the Company's then equity method investee HC Group Holdings.

13
Includes significant gains on business combinations due to the remeasurement of previously held minority equity interests and debt securities to fair value. In fiscal 2022, the Company recorded such pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively.

14
In fiscal 2022, the Company incurred a $4 million loss in connection with the early extinguishment of debt related to the integration of Shields. In fiscal 2021, the Company incurred a $419 million loss related to the Company's cash tender offers to partially purchase and retire $3.3 billion of long-term U.S. denominated notes. The Company excludes these charges as related activities do not reflect the Company’s ongoing financial performance.

15	Adjustments to income tax provision (benefit) include adjustments to the GAAP basis tax provision (benefit) commensurate with non-GAAP adjustments and certain discrete tax items including U.S. and U.K. tax law changes and equity method non-cash tax. These charges are recorded within income tax provision (benefit).
16
Adjustments to post tax earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded within post tax earnings from other equity method investments. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees. In fiscal 2021, due to partial sales of ownership interests in Option Care Health, our then equity method investee HC Group Holdings lost the ability to control Option Care Health and, therefore, deconsolidated Option Care Health in its financial statements. As a result of this deconsolidation, HC Group Holdings recognized a gain of $1.2 billion and the Company recorded its share of equity earnings in HC Group Holdings of $576 million.

The Company considers certain metrics presented in this Annual Report on Form 10-K, such as comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions, and comparable 30-day equivalent prescriptions, number of payor/ provider partnerships, number of locations of Walgreens Health Corners, number of co-located VillageMD clinics and number of total VillageMD clinics, at period end, to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures, which are described in more detail in this Annual Report on Form 10-K, may not be comparable to similarly-titled performance indicators used by other companies.

WBA Fiscal 2022 Form 10-K	52

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

The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. Additionally, the Company's cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by COVID-19 and the resulting market volatility and instability. For further information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see Part I, Item 1A, Risk factors.

The Company expects to fund its working capital needs, capital expenditures, pending acquisitions, continuing obligations for recently announced or completed acquisitions, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements, debt offerings, sale of marketable securities and current cash and investment balances. On June 17, 2022, the Company entered into a five-year $3.5 billion revolving credit agreement and an eighteen-month $1.5 billion revolving credit agreement. Simultaneously, with the entry into the credit agreements, the Company has terminated the Revolving Credit Agreements dated December 23, 2020 and August 29, 2018. As of August 31, 2022, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.0 billion, with no funds drawn under these facilities. On June 3, 2022, a notice of redemption was given to holders of certain notes issued by the Company on September 13, 2012. As a result, on July 5, 2022, the notes with aggregate principal amount of $731 million were redeemed in full. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds for the Company's foreseeable working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. See Part II, Item 7A, Qualitative and quantitative disclosure about market risk, for a discussion of certain financing and market risks.

Cash, cash equivalents, marketable securities and restricted cash were $2.6 billion (including $188 million in non-U.S. jurisdictions) as of August 31, 2022, compared to $1.3 billion (including $204 million in non-U.S. jurisdictions) as of August 31, 2021. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

On May 5, 2022, the Company entered into an agreement with the State of Florida to resolve all claims related to the distribution and dispensing of prescription opioid medications across the Company’s pharmacies in the State of Florida. The settlement amount of $683 million million includes $620 million to be paid in equal installments to the State of Florida over 18 years, and will be applied as remediation of past and future opioid damages, as well as a one-time payment of $63 million for attorneys’ fees. The Company made the first annual settlement payment of $97.4 million into escrow on June 17, 2022.

On August 5, 2022, the Company entered into an agreement for the sale of its equity method investment in Guangzhou Pharmaceuticals Company Limited for approximately $150 million. The transaction is expected to close in the first quarter of fiscal 2023.

On September 20, 2022, the Company announced the acceleration of its plans for full ownership of Shields. The Company entered into a definitive agreement to acquire the remaining 30% equity interest for approximately $1.37 billion of cash consideration. The transaction is expected to close in the second quarter of fiscal 2023. On October 11, 2022, the Company announced the acceleration of its plans for full ownership of CareCentrix. The Company entered into a definitive agreement to acquire the remaining 45% equity interest for approximately $392 million of cash consideration. The acquisition is subject to limited customary closing conditions and is expected to close by March 2023. See Note 21. Subsequent events to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

At August 31, 2022, the Company had no guarantees outstanding and the letters of credit issued were not material.

See Note 8. Debt, to the Consolidated Financial Statements included in Part II, Item 8 for further information on the Company’s debt instruments and its recent financing actions.

WBA Fiscal 2022 Form 10-K	53

Cash flows from operating activities
Cash provided by operations and the incurrence of debt are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases.

Net cash provided by operating activities was $3.9 billion in fiscal 2022 compared to $5.6 billion in fiscal 2021 and $5.5 billion in fiscal 2020. The decrease in cash provided by operating activities in fiscal 2022 compared to fiscal 2021, reflects lower cash inflows from inventories, accounts payable, accrued expenses and other liabilities, partially offset by higher cash inflows from accounts receivable.

Changes in inventory, accrued expenses and other liabilities are mainly driven by timing, absence of COVID-19 related government support, and payments for certain legal and regulatory settlements. Changes in accounts payable are mainly driven by impact of AllianceRx Walgreens sales decline and timing of payments. Changes in accounts receivable are mainly driven by lower COVID-19 volume and timing of collections.

Cash flows from investing activities
Net cash (used for) provided by investing activities was $(1.1) billion, $4.1 billion and $(1.3) billion in fiscal 2022, 2021 and 2020.

Net cash used for investing activities in fiscal 2022 includes cash outflows associated with business, investment and asset acquisitions, net of cash acquired of VillageMD, Shields and CareCentrix for $0.8 billion, $0.9 billion and $0.1 billion, respectively, offset by $900 million of sale proceeds related to the Company's sale of the 6.0 million shares of AmerisourceBergen common stock and $363 million related to the Company's sale of 11.0 million shares of Option Care Health common stock and proceeds from sale-leaseback transactions of $1.3 billion. See Note 6. Equity method investments and Note 3. Acquisitions and other investments, to the Consolidated Financial Statement included in Part II, Item 8 for further information.

Net cash provided by investing activities in fiscal 2021 includes proceeds from sale of business, net of cash disposed of $5.5 billion, related to the disposition of Alliance Healthcare business, proceeds from sale of assets of $453 million driven by partial sale of ownership interest in Option Care Health by the Company's then equity method investee HC Group Holdings and proceeds from sale-leaseback transactions of $856 million. Net cash provided by investing activities was offset by cash outflows associated with business, investment and asset acquisitions, net of cash, of $1.4 billion.

Net cash used for investing activities in fiscal 2020, includes additions to property, plant and equipment of $1.4 billion, cash outflows associated with business, investment and asset acquisitions, net of cash, of $718 million, offset by proceeds from sale-leaseback transactions of $724 million.

Capital Expenditure
Capital expenditure includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

	2022	2021	2020
U.S. Retail Pharmacy	$1,207	$1,030	$1,040
International	295	243	235
U.S. Healthcare	218	34	—
Corporate and Other	15	5	12
Discontinued operations	—	67	86
Total additions to property, plant and equipment	$1,734	$1,379	$1,374

Cash flows from financing activities
Net cash used for financing activities in fiscal 2022 was $1.5 billion compared to $9.0 billion in fiscal 2021 and $4.6 billion in fiscal 2020.

WBA Fiscal 2022 Form 10-K	54

In fiscal 2022, 2021 and 2020, there were proceeds from debt, primarily from revolving credit facilities, commercial paper and the issuance of notes of $11.9 billion, $12.7 billion and $20.4 billion, respectively. In fiscal 2022, 2021 and 2020 there were payments of debt, primarily for revolving credit facilities and commercial paper of $8.4 billion, $15.3 billion and $21.4 billion, respectively. Financing activities in fiscal 2022 include early debt extinguishment of $1.6 billion driven by the early redemption of the $731 million 3.100% notes due 2022 and early extinguishments of $458 million and $402 million of the debt related to the integration of Shields and CareCentrix, respectively. Financing activities in fiscal 2021 includes the partial purchase and retirement of $3.3 billion of long-term debt. See Note 8. Debt, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

The Company acquired $2.1 billion of non-controlling interests in fiscal 2022. See Note 3. Acquisitions and other investments, to the Consolidated Financial Statement included in Part II, Item 8 for further information.

The Company repurchased shares as part of the stock repurchase programs described below and to support the needs of the employee stock plans totaling $187 million, $110 million and $1.6 billion in fiscal 2022, fiscal 2021 and fiscal 2020.

Cash dividends paid were $1.7 billion, $1.6 billion and $1.7 billion in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of August 31, 2022. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

Debt covenants
Each of the Company’s credit facilities described in Note 8. Debt, to the Consolidated Financial Statements included in Part II, Item 8, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of August 31, 2022, the Company was in compliance with all such applicable covenants.

Credit ratings
As of October 12, 2022, the credit ratings of Walgreens Boots Alliance were:

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

COMMITMENTS AND CONTINGENCIES
The information set forth in Note 11. Commitments and contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

WBA Fiscal 2022 Form 10-K	55

CRITICAL ACCOUNTING ESTIMATES
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Statements of Earnings and corresponding Consolidated Balance Sheets accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairment, long-lived assets impairment, cost of sales and inventory, equity method investments, pension and post-retirement benefits, legal contingencies and income taxes. The Company uses the following methods to determine its estimates:

Business combinations – The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, be recorded at their respective fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when market value is not readily available.
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

WBA Fiscal 2022 Form 10-K	56

Goodwill and indefinite-lived intangible asset impairment – Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. As part of the Company’s impairment analysis, fair value of a reporting unit is generally determined using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping, as well as recent guideline transactions.

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

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions with respect to the business and financial performance of the Company’s reporting units. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, could have a significant impact on either the fair value of the reporting units and indefinite-lived intangibles, the amount of any goodwill and indefinite-lived intangible impairment charges, or both. These estimates can be affected by a number of factors including, but not limited to, the impact of COVID-19, its severity, duration and its impact on global economies, general economic conditions as well as our profitability.

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

Impairment of long lived assets – The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, typically at the store level for retail pharmacy operations. Long-lived assets related to the Company’s retail pharmacy operations include property, plant and equipment, definite-lived intangibles, right of use asset as well as operating lease liability. If the asset group fails the recoverability test, then an impairment charge is determined based on the difference between the fair value of the asset group compared to its carrying value. Fair value of the asset group is generally determined using the income approach based on cash flows expected from the use and eventual disposal of the asset group.

The determination of the fair value of the asset group requires management to estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

Cost of sales and inventory –

Retail, Pharmacy and Wholesale
Cost of sales includes the purchase price of goods and cost of services rendered, store and warehouse inventory loss, inventory obsolescence, warehousing costs for retail operations, purchasing costs, freight costs, cash discounts, vendor allowances and supplier rebates. Cost of sales is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventory counts.

The Company values inventories on a lower of cost and net realizable value or market basis. Inventories include product costs, inbound freight, direct labor, warehousing costs for retail pharmacy operations, distribution of products, and vendor allowances not classified as a reduction of advertising expense.The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. The Company’s International segment inventory is accounted for using average cost and the first-in-first-out (“FIFO”) method.

WBA Fiscal 2022 Form 10-K	57

Vendor allowances are principally received as a result of purchases, sales or promotion of vendors’ products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Allowances received for promoting vendors’ products, if received for a specific, incremental, identifiable cost, are offset against advertising expense and result in a reduction of Selling, general and administrative expenses to the extent of advertising costs incurred, with the excess treated as a reduction of inventory costs. Rebates or refunds received by the Company from its suppliers, mostly in cash, are considered as an adjustment of the prices of the supplier’s products purchased by the Company.

Healthcare services
For operations and activities related to the provision of healthcare, cost of services includes activities that are directly related to the provision of care, including medical claims expense, cost of care, clinic operating and support costs, and allocated depreciation and amortization. Medical claims expense represents medical claims expenses related to fee-for-service and value-based arrangements and primarily includes costs for third-party healthcare service providers that provide medical care to patients. Cost of care represents the cost of our employed providers and certain affiliated providers, including base compensation, quality incentive bonuses and provider benefits. Clinic operating and support costs include costs incurred to operate our clinics, including clinical care support staff, patient support staff, population health management employees, rent, utilities and supplies.

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

Pension and post-retirement benefits – The Company has various defined benefit pension plans that cover some of its non-U.S. employees. The Company also has a post-retirement healthcare plan that covers qualifying U.S. employees. Eligibility and the level of benefits for these plans vary depending on participants’ status, date of hire and or length of service. Pension and post-retirement healthcare plan expenses and valuations are dependent on assumptions used by third-party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors.

In determining long-term rate of return on plan assets assumption, the Company considers both the historical performance of the investment portfolio as well as the long-term market return expectations based on the investment mix of the portfolio. A change in any of these assumptions would have an effect on its pension expense. A 25 basis point increase in the discount rate would result in a decline of $213 million to the Company’s pension benefit obligation. A 25 basis point decrease on the expected return on plan assets assumption would increase the Company’s pension expense by $16 million.

The Company funds its pension plans in accordance with applicable regulations. The post-retirement healthcare plan is not funded.

WBA Fiscal 2022 Form 10-K	58

Contingencies – The Company assesses its liabilities and contingencies for outstanding legal proceedings and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is probable that a loss will be incurred and that the amount of such loss can be reasonably estimated. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company may be unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s Consolidated Financial Statements in a future fiscal period. Management’s assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company which are not presently known. Adverse rulings or determinations by judges, juries, governmental authorities or other parties could also result in changes to management’s assessment of current liabilities and contingencies. Accordingly, the ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved.

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

RECENT ACCOUNTING PRONOUNCEMENTS
See “New accounting pronouncements” within Note 1. Summary of major accounting policies, to the Consolidated Financial Statements included in Part II, Item 8 for information regarding recent accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, any statements regarding the Company's future operations, financial or operating results, capital allocation, anticipated debt levels and ratios, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “transform,” “accelerate,” “model,” “long-term,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in Item 1A, Risk factors which are incorporated herein by reference, and in other documents that we file or furnish with the SEC. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements we make or that are made on our behalf are qualified by these cautionary statements. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

We do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

WBA Fiscal 2022 Form 10-K	59

Item 7A. Quantitative and qualitative disclosure about market risk
Interest rate risk
The Company is exposed to interest rate volatility with regard to existing variable-rate debt instruments and future incurrences of fixed or variable-rate debt, which exposure primarily relates to movements in various interest rates, such as U.S. treasury rates and commercial paper rates. From time to time, the Company uses interest rate swaps and forward-starting interest rate swaps to hedge its exposure to the impact of interest rate changes on existing debt and future debt issuances respectively, to reduce the volatility of financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed-rate versus floating-rate debt. Generally, under these swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

In March 2021, the UK Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, announced that it will cease publication of LIBOR by June 2023.

Certain of our credit facilities provide that, under certain circumstances set forth in such credit facilities, we and the administrative agent may amend the applicable credit facility to replace LIBOR with an alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar syndicated credit facilities in the U.S. market for alternative benchmarks. Such an alternative benchmark rate could include the Secured Overnight Financing Rate (“SOFR”), published by the Federal Reserve Bank of New York.

Information regarding the Company’s transactions are set forth in Note 9. Financial instruments, to the Consolidated Financial Statements included in Part II, Item 8. These financial instruments are sensitive to changes in interest rates. As of August 31, 2022, the Company had $4.0 billion of debt obligations at floating interest rates.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of August 31, 2022, by approximately $45 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in Note 6. Equity method investments, to the Consolidated Financial Statements included in Part II, Item 8. See Part I. Item 1. Business “Relationship with AmerisourceBergen” for further information.

WBA Fiscal 2022 Form 10-K	60

Item 8. Financial statements and supplementary data

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At August 31, 2022 and 2021
(in millions, except shares and per share amounts)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,358	$559
Marketable securities	1,114	634
Accounts receivable, net	5,017	5,663
Inventories	8,353	8,159
Other current assets	1,059	800
Total current assets	16,902	15,814
Non-current assets:
Property, plant and equipment, net	11,729	12,247
Operating lease right-of-use assets	21,259	21,893
Goodwill	22,280	12,421
Intangible assets, net	10,730	9,936
Equity method investments (see Note 6)	5,495	6,987
Other non-current assets	1,730	1,987
Total non-current assets	73,222	65,471
Total assets	$90,124	$81,285

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$1,059	$1,305
Trade accounts payable (see Note 19)	11,255	11,136
Operating lease obligations	2,286	2,259
Accrued expenses and other liabilities	7,899	7,260
Income taxes	84	94
Total current liabilities	22,583	22,054
Non-current liabilities:
Long-term debt	10,615	7,675
Operating lease obligations	21,517	22,153
Deferred income taxes	1,442	1,850
Other non-current liabilities	3,560	3,413
Total non-current liabilities	37,134	35,091
Commitments and contingencies (see Note 11)
Total liabilities	59,717	57,145
Redeemable non-controlling interests	1,042	319
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at August 31, 2022 and August 31, 2021	12	12
Paid-in capital	10,950	10,988
Retained earnings	37,801	35,121
Accumulated other comprehensive loss	(2,805)	(2,109)
Treasury stock, at cost; 307,874,161 shares at August 31, 2022 and 307,139,982 shares at August 31, 2021	(20,683)	(20,593)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	25,275	23,419
Non-controlling interests	4,091	402
Total equity	29,366	23,822
Total liabilities, redeemable non-controlling interests and equity	$90,124	$81,285

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2022 Form 10-K	61

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended August 31, 2022, 2021 and 2020
(in millions, except shares)

		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Non-controlling interests	Total equity
August 31, 2019	895,387,502	$12	$(19,057)	$10,639	$(3,897)	$35,815	$641	$24,152
Net earnings (loss)	—	—	—	—	—	456	(32)	424
Other comprehensive income, net of tax	—	—	—	—	126	—	22	148
Dividends declared and distributions	—	—	—	—	—	(1,618)	(133)	(1,751)
Treasury stock purchases	(32,055,576)	—	(1,589)	—	—	—	—	(1,589)
Employee stock purchase and option plans	2,271,593	—	72	(17)	—	—	—	55
Stock-based compensation	—	—	—	137	—	—	—	137
Adoption of new accounting standards	—	—	—	—	—	(442)	—	(442)
Non-controlling interests contribution and other	—	—	—	2	—	—	—	2
August 31, 2020	865,603,519	$12	$(20,575)	$10,761	$(3,771)	$34,210	$498	$21,136
Net earnings (loss)	—	—	—	—	—	2,542	(31)	2,512
Other comprehensive income, net of tax	—	—	—	—	1,663	—	6	1,669
Dividends declared and distributions	—	—	—	—	—	(1,629)	—	(1,629)
Treasury stock purchases	(3,000,000)	—	(110)	—	—	—	—	(110)
Employee stock purchase and option plans	2,770,117	—	92	(33)	—	—	—	59
Stock-based compensation	—	—	—	155	—	—	—	155
Adoption of new accounting standards	—	—	—	—	—	(3)	(3)	(6)
Business combination	—	—	—	120	—	—	—	120
Non-controlling interests contribution and other	—	—	—	(15)	—	—	(69)	(84)
August 31, 2021	865,373,636	$12	$(20,593)	$10,988	$(2,109)	$35,121	$402	$23,822
Net earnings (loss)	—	—	—	—	—	4,337	(199)	4,138
Other comprehensive (loss), net of tax	—	—	—	—	(696)	—	(32)	(728)
Dividends declared and distributions	—	—	—	—	—	(1,657)	(7)	(1,664)
Treasury stock purchases	(3,910,000)	—	(187)	—	—	—	—	(187)
Employee stock purchase and option plans	3,175,821	—	97	(70)	—	—	—	27
Stock-based compensation	—	—	—	133	—	—	95	228
Acquisition of non-controlling interests	—	—	—	74	—	—	(118)	(44)
Business combination	—	—	—	—	—	—	3,944	3,944
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(175)	—	—	5	(170)
August 31, 2022	864,639,457	$12	$(20,683)	$10,950	$(2,805)	$37,801	$4,091	$29,366

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2022 Form 10-K	62

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended August 31, 2022, 2021 and 2020
(in millions, except per share amounts)

	2022	2021	2020
Sales	$132,703	$132,509	$121,982
Cost of sales	104,437	104,442	95,905
Gross profit	28,265	28,067	26,078
Selling, general and administrative expenses	27,295	24,586	25,436
Equity earnings (loss) in AmerisourceBergen	418	(1,139)	341
Operating income	1,387	2,342	982
Other income, net	2,998	558	77
Earnings before interest and income tax provision	4,385	2,900	1,060
Interest expense, net	400	905	613
Earnings before income tax provision	3,985	1,995	446
Income tax (benefit) provision	(30)	667	339
Post tax earnings from other equity method investments	50	627	31
Net earnings from continuing operations	4,065	1,955	138
Net earnings from discontinued operations	—	557	286
Net earnings	4,065	2,512	424
Net (loss) attributable to non-controlling interests - continuing operations	(271)	(39)	(42)
Net earnings attributable to non-controlling interests - discontinued operations	—	9	9
Net earnings attributable to Walgreens Boots Alliance, Inc.	$4,337	$2,542	$456

Net earnings attributable to Walgreens Boots Alliance, Inc.:
Continuing operations	$4,337	$1,994	$180
Discontinued operations	—	548	277
Total	$4,337	$2,542	$456
Basic net earnings per common share:
Continuing operations	$5.02	$2.31	$0.20
Discontinued operations	—	0.63	0.31
Total	$5.02	$2.94	$0.52
Diluted net earnings per common share:
Continuing operations	$5.01	$2.30	$0.20
Discontinued operations	—	0.63	0.31
Total	$5.01	$2.93	$0.52

Weighted average common shares outstanding:
Basic	864.4	864.8	879.4
Diluted	865.9	866.4	880.3

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2022 Form 10-K	63

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended August 31, 2022, 2021 and 2020
(in millions)

	2022	2021	2020
Comprehensive income:
Net earnings	$4,065	$2,512	$424

Other comprehensive (loss) income, net of tax:
Pension/post-retirement obligations	203	389	(700)
Unrealized gain (loss) on cash flow hedges	7	21	(6)
Net investment hedges gain (loss)	248	(1)	(90)
Movement on available for sale debt securities	(95)	96	—
Share of other comprehensive (loss) of equity method investments	(226)	(18)	(14)
Currency translation adjustments	(865)	1,182	958
Total other comprehensive (loss) income	(728)	1,669	148

Total comprehensive income	3,337	4,181	572

Comprehensive (loss) attributable to non-controlling interests	(303)	(25)	(10)

Comprehensive income attributable to Walgreens Boots Alliance, Inc.	$3,640	$4,205	$582

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2022 Form 10-K	64

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2022, 2021 and 2020
(in millions)

	2022	2021	2020
Cash flows from operating activities:
Net earnings	$4,065	$2,512	$424
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,990	1,973	1,927
Deferred income taxes	(366)	233	(43)
Stock compensation expense	391	155	137
(Earnings) loss from equity method investments	(468)	498	(382)
Goodwill and intangible impairments	834	49	2,016
Loss on early extinguishment of debt	6	414	—
Gain on previously held investment interests	(2,576)	—	—
Gain on sale of business	—	(322)	—
Gain on sale of equity method investments	(559)	(321)	—
Impairment of equity method investments and investments in debt and equity securities	233	—	—
Other	(146)	(64)	464
Changes in operating assets and liabilities:
Accounts receivable, net	808	(1,451)	163
Inventories	(433)	165	63
Other current assets	(72)	(46)	(31)
Trade accounts payable	244	842	(25)
Accrued expenses and other liabilities	(138)	1,046	1,008
Income taxes	(51)	160	(221)
Other non-current assets and liabilities	137	(288)	(16)
Net cash provided by operating activities	3,899	5,555	5,484
Cash flows from investing activities:
Additions to property, plant and equipment	(1,734)	(1,379)	(1,374)
Proceeds from sale-leaseback transactions	1,308	856	724
Proceeds from sale of business, net of cash disposed	—	5,527	—
Proceeds from sale of other assets	1,334	453	90
Business, investment and asset acquisitions, net of cash acquired	(2,189)	(1,431)	(718)
Other	216	46	(19)
Net cash (used for) provided by investing activities	(1,064)	4,072	(1,297)
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	(11)	(909)	(161)
Proceeds from debt	11,958	12,726	20,367
Payments of debt	(8,360)	(15,257)	(21,414)
Acquisition of non-controlling interests	(2,108)	—	—
Stock purchases	(187)	(110)	(1,589)
Proceeds related to employee stock plans, net	27	59	55
Cash dividends paid	(1,659)	(1,617)	(1,747)
Early debt extinguishment	(1,591)	(3,687)	—
Other	432	(241)	(157)
Net cash used for financing activities	(1,499)	(9,036)	(4,647)
Effect of exchange rate changes on cash, cash equivalents, marketable securities and restricted cash	(47)	(66)	(1)
Changes in cash, cash equivalents, marketable securities and restricted cash
Net increase (decrease) in cash, cash equivalents, marketable securities and restricted cash	1,288	525	(460)
Cash, cash equivalents, marketable securities and restricted cash at beginning of period	1,270	746	1,207
Cash, cash equivalents, marketable securities and restricted cash at end of period	$2,558	$1,270	$746
The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2022 Form 10-K	65

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of major accounting policies

Organization
Walgreens Boots Alliance Inc. and its subsidiaries (the “Company”), is a global leader in retail pharmacy and is positioning itself to become a leading provider of healthcare services. Its operations are conducted through three reportable segments: U.S. Retail Pharmacy, International and U.S. Healthcare. See Note 17. Segment reporting and Note 18. Sales, for further information.

Basis of presentation
The Consolidated Financial Statements include all subsidiaries in which the Company holds a controlling interest and certain Variable Interest Entities (VIEs) for which the Company is the primary beneficiary. The Company uses the equity-method of accounting for equity investments in less than majority-owned companies if the investment provides the ability to exercise significant influence. All intercompany transactions have been eliminated.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances, including estimates of the impact of COVID-19. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of fiscal 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangible and other long-lived assets, including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.

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

Effective as of the first quarter of fiscal 2022, the Company is aligned into three reportable segments: U.S. Retail Pharmacy, International and U.S. Healthcare. In the fourth quarter of fiscal 2022, the Company changed the name of two reportable segments to better align with the Company’s business activities, structure and strategy. The “United States” segment was renamed to “U.S. Retail Pharmacy” and the “Walgreens Health” segment was renamed to “U.S. Healthcare”. The segment name changes did not result in any change to the composition of the segments and therefore no change to the historical results of segment operations. The information for these segments for all periods included in these consolidated financial statements has been presented using the new names. See Note 17. Segment reporting for further information.

Unless otherwise specified, disclosures in these Consolidated Financial Statements reflect continuing operations only. Certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation. See Note 2. Discontinued operations, for further information.

Certain amounts in the Consolidated Financial Statements and associated notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented.

Cash and cash equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less. Credit and debit card receivables, which generally settle within one to seven business days, of $127 million and $146 million were included in cash and cash equivalents at August 31, 2022 and 2021, respectively.

WBA Fiscal 2022 Form 10-K	66

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Restricted cash and other cash flows from operating activities
Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agreements and cash restricted by law and other obligations.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents, marketable securities and restricted cash in the Consolidated Statements of Cash Flows as of August 31, 2022 and 2021, (in millions):

	August 31, 2022	August 31, 2021
Cash and cash equivalents	$1,358	$559
Marketable securities	1,114	634
Restricted cash - (included in other current assets)	86	77
Cash, cash equivalents, marketable securities and restricted cash	$2,558	$1,270

Other cash flows from operating activities
Other cash flows from operating activities of $(146) million for fiscal 2022 include gains on sale-leaseback transactions of $619 million offset by long-lived asset impairment of $380 million. Other cash flows from operating activities of $(64) million for fiscal 2021 include gains on sale-leaseback transactions of $367 million offset by asset impairment of $203 million. Other cash flows from operating activities of $464 million for fiscal 2020 include asset impairment of $462 million offset by gains on sale-leaseback transactions of $308 million.

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers and amounts due from third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $4.0 billion and $4.5 billion at August 31, 2022 and 2021, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen (see Note 19. Related parties), were $1.1 billion and $1.1 billion at August 31, 2022 and 2021, respectively.

Charges for the Company’s expected credit losses are recognized based upon all available information regarding the collectability of receivables, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the short contractual life of the receivable. The allowance for expected credit losses for trade receivables at August 31, 2022 and 2021 were $66 million and $53 million, respectively.

Inventories
The Company values inventories on a lower of cost and net realizable value or market basis. Inventories include product costs, inbound freight, direct labor, warehousing costs for retail pharmacy operations, distribution of products, and vendor allowances not classified as a reduction of advertising expense.

The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. The total carrying value of the segment inventory accounted for under the LIFO method was $6.5 billion and $6.2 billion at August 31, 2022 and 2021, respectively. At August 31, 2022 and 2021, U.S. Retail Pharmacy segment inventory would have been greater by $3.4 billion and $3.3 billion, respectively, if it had been valued on a lower of first-in-first-out (“FIFO”) cost and net realizable value.

The Company’s International segment inventory is accounted for using average cost and the FIFO method. The total carrying value of the inventory for International segment was $1.8 billion and $2.0 billion at August 31, 2022 and 2021, respectively.

Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Major repairs, which extend the useful life of an asset, are capitalized; routine maintenance and repairs are charged against earnings. Depreciation is provided on a straight-line basis over the estimated useful lives of owned assets. Leasehold improvements, equipment under finance lease and finance lease properties are amortized over their respective estimated useful life or over the term of the lease, whichever is shorter. The majority of the Company’s fixtures and equipment is depreciated under the composite method of depreciation.

WBA Fiscal 2022 Form 10-K	67

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following table summarizes the Company’s property, plant and equipment (in millions) and estimated useful lives (in years):

	Estimated useful life	2022	2021
Land and land improvements	20	$2,333	$2,782
Buildings and building improvements	3 to 50	6,996	7,453
Fixtures and equipment	3 to 20	9,375	9,974
Capitalized system development costs and software	3 to 10	3,087	2,802
Assets under construction [1]		1,785	1,294
Finance lease properties		996	1,016
		$24,572	$25,321
Less: accumulated depreciation and amortization		12,843	13,073
Balance at end of year		$11,729	$12,247

1.In fiscal 2022, Assets under construction have been presented separately. Prior period data has been reclassified to conform to the current period presentation.

The Company capitalizes application development stage costs for internally developed software. These costs are amortized over a three to ten year period. Amortization expense for capitalized system development costs and software was $307 million, $284 million and $300 million in fiscal 2022, 2021 and 2020, respectively. Unamortized costs were $1.1 billion and $1.1 billion at August 31, 2022 and 2021, respectively.

Depreciation and amortization expense for property, plant and equipment, including capitalized system development costs and software was $1.4 billion for fiscal 2022, 2021 and 2020.

Leases
The Company leases certain retail stores, primary care clinics, warehouses, distribution centers, office space, land and equipment. Initial terms for leased premises in the United States are typically 15 to 25 years, followed by additional terms containing renewal options at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options.

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

WBA Fiscal 2022 Form 10-K	68

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Finance leases are recognized within property, plant and equipment and as a finance lease liability within accrued expenses and other liabilities and other noncurrent liabilities.

See Note 5. Leases, for further information.

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

Variable interest entities
The Company consolidates certain subsidiaries of Village Practice Management Company, LLC (“VillageMD”) which are clinical entities and managed services organizations (collectively, the “Entities”) where VillageMD has a controlling financial interest. The Entities were established to employ healthcare providers, contract with payors, or to deliver healthcare services to patients and are designed to comply with certain regulatory and legal requirements.

The Company generally has no equity interests in the Entities. The Entities are variable interest entities because there is insufficient equity at-risk in the Entities to finance their operations without additional financial support. The Company's service agreements (“SAs”) are variable interests in the Entities because they transfer substantially all the residual risks and rewards of ownership in the Entities to the Company.

The Company has the power to direct the activities of the Entities that most significantly impact their economic performance through the SAs. The activities that most significantly impact the economic performance of the Entities pertain to establishing the scope of services provided, fees charged for clinical services, and managing policies and procedures related to management of the Company’s patient population.

The SAs generally provide the Company with rights to substantially all the earnings of the Entities and obligate the Company to fund losses of the Entities. As a result, the Company is the primary beneficiary of the Entities and consolidates the Entities. The assets and liabilities of the Entities and the Entities’ results of operations are presented in the Company’s consolidated financial statements.

The Entities’ revenues consist of amounts recognized for services provided to patients. Cost of sales and Selling, general and administrative expenses consist primarily of provider compensation expenses as well as clinical operating and support costs. The Company is also exposed to the risk of loss from the Entities’ involvement with risk-based arrangements.

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in business combinations. Goodwill is assigned to reporting units. Reporting units are aggregated and deemed a single reporting unit if the components have similar economic characteristics. Acquired intangible assets are recorded at fair value.

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. As part of the Company’s impairment analysis, fair value of a reporting unit is generally determined using the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping, as well as recent guideline transactions.

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

WBA Fiscal 2022 Form 10-K	69

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

See Note 7. Goodwill and other intangible assets, for additional disclosure regarding the Company’s intangible assets.

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

See Note 6. Equity method investments, for further information.

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

WBA Fiscal 2022 Form 10-K	70

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

Pension and post-retirement benefits
The Company has various defined benefit pension plans that cover some of its non-U.S. employees. The Company also has a post-retirement healthcare plan that covers qualifying U.S. employees. Eligibility and the level of benefits for these plans vary depending on participants’ status, date of hire and or length of service. Pension and post-retirement healthcare plan expenses and valuations are dependent on assumptions used by third-party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors.

The Company funds its pension plans in accordance with applicable regulations. The Company records the service cost component of net pension cost and net post-retirement healthcare benefit cost in Selling, general and administrative expenses. The Company records all other net cost components of net pension cost and net post-retirement benefit cost in Other income, net. The post-retirement healthcare plan is not funded.

See Note 14. Retirement benefits, for further information.

Redeemable non-controlling interests
The Company presents non-controlling interests in temporary equity within its Consolidated Balance Sheets if it is redeemable at a fixed or determinable price on a fixed or determinable date on the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company.

The carrying amount of the redeemable non-controlling interests is equal to the greater of the carrying value of non-controlling interests adjusted each reporting period for income (or loss) attributable to the non-controlling interests as well as any applicable distributions made or the redemption value. Re-measurements to the redemption value of the redeemable non-controlling interests are recognized in additional paid in capital. The Company reports the portion of its earnings or loss for redeemable non-controlling interest as Net loss attributable to non-controlling interests - continuing operations, in the Consolidated Statements of Earnings.

The following is a roll forward of the redeemable non-controlling interests in the Consolidated Balance Sheets (in millions):

Walgreens Boots Alliance, Inc.
August 31, 2020	$—
Recognition upon acquisition of subsidiary	309
Redemption price adjustments [1]	19
Net loss attributable to redeemable non-controlling interests	(3)
Currency translation adjustments and other	(6)
August 31, 2021	$319
Recognition upon acquisition of subsidiary [2]	2,684
Acquisition of non-controlling interests [3]	(2,047)
Redemption price adjustments [1]	179
Net loss attributable to redeemable non-controlling interests	(73)
Currency translation adjustments and other	(20)
August 31, 2022 [4]	$1,042

1.Remeasurement of non-controlling interests, probable of redemption but not currently redeemable, to their redemption value, is recorded to Paid in capital in the Consolidated Balance Sheets.

WBA Fiscal 2022 Form 10-K	71

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
2.Includes, $1.9 billion of redeemable non-controlling interests, representing the maximum purchase price to redeem non-controlling units in VillageMD for cash, and redeemable non-controlling interests in Shields Health Solutions Parent, LLC (“Shields”) and CCX Next, LLC (“CareCentrix”).
3.Includes, $1.9 billion paid to existing shareholders of VillageMD as part of the fully subscribed tender offer and the acquisition of the remaining 30% non-controlling equity interests in the pharmaceutical wholesale business in Germany.
4.Redeemable non-controlling interests primarily relates to Shields, CareCentrix, and Innovation Associates, Inc.

See Note 3. Acquisitions and other investments, for further details.

Non-controlling interests
The Company presents non-controlling interests as a component of equity on its Consolidated Balance Sheets and reports the portion of its earnings or loss for non-controlling interest as net earnings attributable to non-controlling interests in the Consolidated Statements of Earnings. Non-controlling interests primarily relates to VillageMD.

Currency
Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated primarily at historical exchange rates and the resulting cumulative translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

Assets and liabilities not denominated in the functional currency are remeasured into the functional currency at end-of-period exchange rates, except for non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Revenues and expenses are recorded at average monthly exchange rates over the period, except for those expenses related to non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are generally included in Other income, net within the Consolidated Statements of Earnings.

Commitments and contingencies
The Company assesses its liabilities and contingencies for outstanding legal proceedings and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is probable that a loss will be incurred and that the amount of such loss can be reasonably estimated. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company may be unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s Consolidated Financial Statements in a future fiscal period. Management’s assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company which are not presently known. Adverse rulings or determinations by judges, juries, governmental authorities or other parties could also result in changes to management’s assessment of current liabilities and contingencies. Accordingly, the ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved. See Note 11. Commitments and contingencies, for further information.

Revenue recognition
Sales are recognized at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring control of goods or services to the customer. Sales are reported on the gross amount billed to a customer less discounts if it has earned revenue as a principal from the sale of goods and services. Sales are reported on the net amount retained (i.e., the amount billed to the customer less the amount paid to a vendor) if the Company has earned a commission or a fee as an agent.

Retail and Pharmacy
The Company recognizes revenue, net of taxes and expected returns, at the time it sells merchandise, provides services or dispenses prescription drugs to the customer. The Company estimates revenue based on expected reimbursements from third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) for dispensing prescription drugs. The estimates are based on all available information including historical experience and are updated to actual reimbursement amounts.

WBA Fiscal 2022 Form 10-K	72

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company’s loyalty rewards programs represent separate performance obligations and are accounted for using the deferred revenue approach. When goods are sold, the transaction price is allocated between goods sold and loyalty points awarded based upon the relative standalone selling price. The revenue allocated to the loyalty points is recognized upon redemption. Loyalty programs breakage is recognized as revenue based on the redemption pattern. Customer purchases of the Company's own gift cards are not recognized as revenue until the card is redeemed. Gift card breakage (i.e., unused gift card) is recognized as revenue based on the redemption pattern.

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

Healthcare services
The Company provides healthcare services under fee-for-service and value-based arrangements. Fee-for-service revenues are recognized at the point-in-time medical care is provided. Revenues are reported based on expected net collection rates, which are calculated based on historical collection rates in relation to amounts billed at the time of service. Revenues from value-based arrangements (“risk-based revenues”) are primarily earned from contracts in which the Company has full or shared risk for the healthcare payor’s eligible members (“value-based patients”). Risk-based revenues are recognized ratably over the term of the contract (generally, one year or less) as our stand-ready obligation to provide healthcare services is satisfied. We receive fees from payors which are generally based on a fixed monthly percentage of the premium received by the payor from the payor’s members, or a portion of the payor’s savings relative to an agreed-upon financial benchmark. We estimate transaction price based on historical data and data from the payors. Estimates are adjusted to the final settlement amount received from the payor. The Company evaluates whether it is a principal or agent in an arrangement based on the Company’s exposure to financial risk under the arrangement and the Company’s control over the provision of services. The Company has determined that it acts as a principal in the vast majority of its arrangements.

Cost of sales
Retail, Pharmacy and Wholesale
Cost of sales includes the purchase price of goods and cost of services rendered, store and warehouse inventory loss, inventory obsolescence, warehousing costs for retail operations, purchasing costs, freight costs, cash discounts, vendor allowances and supplier rebates. Cost of sales is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventory counts.

Vendor allowances are principally received as a result of purchases, sales or promotion of vendors’ products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Allowances received for promoting vendors’ products, if received for a specific, incremental, identifiable cost, are offset against advertising expense and result in a reduction of Selling, general and administrative expenses to the extent of advertising costs incurred, with the excess treated as a reduction of inventory costs. Rebates or refunds received by the Company from its suppliers, mostly in cash, are considered as an adjustment of the prices of the supplier’s products purchased by the Company.

Healthcare services
For operations and activities related to the provision of healthcare, cost of services includes activities that are directly related to the provision of care, including medical claims expense, cost of care, clinic operating and support costs, and allocated depreciation and amortization. Medical claims expense represents medical claims expenses related to fee-for-service and value-based arrangements and primarily includes costs for third-party healthcare service providers that provide medical care to patients. Cost of care represents the cost of our employed providers and certain affiliated providers, including base compensation, quality incentive bonuses and provider benefits. Clinic operating and support costs include costs incurred to operate our clinics, including clinical care support staff, patient support staff, population health management employees, rent, utilities and supplies.

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

WBA Fiscal 2022 Form 10-K	73

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Advertising costs
Advertising costs are reduced by the portion funded by vendors, if reimbursement represents a specific, incremental, identifiable cost, and expensed as incurred or when services have been received. Net advertising expenses, which are included in Selling, general and administrative expenses, were $862 million in fiscal 2022, $772 million in fiscal 2021 and $532 million in fiscal 2020.

Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, typically at the store level for retail pharmacy operations. Long-lived assets related to the Company’s retail pharmacy operations include property, plant and equipment, definite-lived intangibles, right of use asset as well as operating lease liability. If the asset group fails the recoverability test, then an impairment charge is determined based on the difference between the fair value of the asset group compared to its carrying value. Fair value of the asset group is generally determined using the income approach based on cash flows expected from the use and eventual disposal of the asset group.

Impairment charges for long-lived assets included in Selling, general and administrative expenses were $380 million, $182 million and $401 million for fiscal 2022, 2021 and 2020 respectively.

The determination of the fair value of the asset group requires management to estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

Stock compensation plans
Stock based compensation is measured at fair value at the grant date. The Company grants stock options, performance shares and restricted units to the Company’s non-employee directors, officers and employees. The Company recognizes compensation expense on a straight-line basis over the substantive service period. The fair value of each performance share granted assumes that performance goals will be achieved at 100 percent. Subsequently, the Company reassesses the probability of achieving the performance goals and vesting and adjusts compensation expense accordingly, including the reversal of previously recognized compensation expense if it is no longer probable that the awards will vest. See Note 13. Stock compensation plans, for more information on the Company’s stock-based compensation plans.

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

WBA Fiscal 2022 Form 10-K	74

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 17.1 million, 17.2 million and 19.0 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation for fiscal 2022, 2021 and 2020, respectively.

New accounting pronouncements

Adoption of new accounting pronouncements

Receivables - nonrefundable fees and others
In October 2020, the FASB issued Accounting Standards Update (“ASU”) ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other. This ASU clarifies the accounting for the amortization period for certain purchased callable debt securities held at a premium by giving consideration to securities which have multiple call dates. The Company adopted the new standard effective September 1, 2021, and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.

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

WBA Fiscal 2022 Form 10-K	75

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

Disclosures by business entities about government assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. This ASU requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021. The Company has evaluated the effect of adopting this new accounting guidance and does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position. The Company will adopt this ASU on September 1, 2022.

Liabilities—Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024), except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023 (fiscal 2025). The Company is evaluating the effect of adopting this new accounting guidance.

Note 2. Discontinued operations

On June 1, 2021, the Company completed the sale of Alliance Healthcare, for total consideration of $6.9 billion, which included cash consideration of $6.7 billion, subject to net working capital and net cash adjustments, and 2 million shares of AmerisourceBergen common stock (the “Alliance Healthcare Sale”).

The Company recorded a gain before currency translation adjustments of $1.1 billion and a net gain on disposal of $322 million. The gain on sale was presented as part of results of the discontinued operations. The following table shows the fair value of proceeds from the Alliance Healthcare Sale and net carrying value of the assets disposed:

Transaction proceeds and net assets disposed (in billions):
Fair value of proceeds from disposition [1]	$6.9
Net assets disposed	5.8
Gain before currency translation adjustments	1.1
Currency translation loss released due to disposition	(0.8)
Net gain on disposal of discontinued operation [2]	$0.3
1.Includes base consideration of $6.275 billion adjusted for net working capital and net cash adjustments as set forth in the Share Purchase Agreement.
2.The Company recorded insignificant amount of tax expense due to utilization of capital losses.

As of August 31, 2021, Other current assets included a $98 million receivable for purchase price consideration due from AmerisourceBergen that was subject to change upon the finalization of net working capital adjustments. In fiscal 2022, the Company finalized the net working capital adjustments and reduced the receivable by $38 million with a corresponding charge in Other income, net within the Consolidated Statements of Earnings.

WBA Fiscal 2022 Form 10-K	76

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The operating results of the Disposal Group are reported as discontinued operations as the disposition reflected a strategic shift that had a major effect on the Company’s operations and financial results.

Results of discontinued operations for prior periods were as follows (in millions):

	2021	2020
Sales	$16,070	$19,349
Cost of sales	14,486	17,409
Gross profit	1,584	1,940
Selling, general and administrative expense [1]	1,254	1,610
Operating income from discontinued operations	329	330
Other income (expense), net [2]	314	(8)
Interest expense, net	(23)	(25)
Earnings before income tax – discontinued operations	621	297
Income tax provision	78	21
Post tax earnings from other equity method investments	15	10
Net earnings from discontinued operations	$557	$286
1 Includes $44 million of divestiture related costs incurred post completion of the Alliance Healthcare Sale.
2 Includes $322 million of gain on sale of discontinued operations.

Sales in prior years from the Disposal Group to the Company's continuing operations aggregate to (in millions):

	2021 [1]	2020
Sales	$1,385	$1,794
1 Sales in fiscal 2021 until date of disposal.

The following table presents cash flows from operating and investing activities for discontinued operations in prior periods (in millions):

	2021	2020
Cash (used for) provided by operating activities - discontinued operations	$(132)	$334
Cash used for investing activities - discontinued operations	(58)	(80)

See Note 6. Equity method investments and Note 19. Related parties, for more information on the Company's equity method investment in AmerisourceBergen and the Company's continuing involvement with AmerisourceBergen.

Note 3. Acquisitions and other investments

VillageMD acquisition
On November 24, 2021, the Company completed the acquisition of Village Practice Management Company, LLC (“VillageMD”). Pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company purchased additional outstanding equity interests of VillageMD, increasing the Company’s total beneficial ownership in VillageMD’s outstanding equity interests from approximately 30% to approximately 63%, on a fully diluted basis, for a purchase price of $5.2 billion. The total purchase price is comprised of cash consideration of $4.0 billion and a promissory note of $1.2 billion. The cash consideration of $4.0 billion consisted of $2.9 billion paid to existing shareholders, including $1.9 billion paid to existing shareholders as part of the fully subscribed tender offer concluded on December 28, 2021, and $1.1 billion paid in exchange for new preferred units issued by VillageMD. Subject to notice being served, the Company has an option to prepay, and VillageMD has an option to require redemption of, the promissory note at any time. The promissory note is eliminated in consolidation within the Consolidated Balance Sheets.

WBA Fiscal 2022 Form 10-K	77

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company accounted for this acquisition as a business combination resulting in consolidation of VillageMD within the U.S. Healthcare segment in its financial statements. A non-controlling interest was recognized at fair value. In fiscal 2022, the Company recorded certain measurement period adjustments based on additional information primarily to certain assets and liabilities which did not have a material impact on goodwill. As of August 31, 2022, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired. As such, the preliminary purchase price allocation will be subject to further refinement and may change, specifically as it relates to deferred taxes.

As a result of this acquisition, the Company recognized a pre-tax gain in Other income, net in the Consolidated Statements of Earnings of $1,597 million related to the fair valuation of the Company’s previously held minority equity interest. The Company also recorded a pre-tax gain of $577 million in Other income, net in the Consolidated Statements of Earnings related to the conversion to equity of the Company’s previously held investment in convertible debt securities of VillageMD, reclassified from within Accumulated other comprehensive income in the Consolidated Balance Sheets. A majority of the gains did not generate a tax expense.

The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase Price Allocation:
Total purchase price	$5,200
Less: purchase price for issuance of new preferred units at fair value [1]	(2,300)
Net consideration	2,900
Fair value of share-based compensation awards attributable to pre-combination services [2]	683
Fair value of previously held equity and debt	3,211
Fair value of non-controlling interest	3,257
Total	$10,051

Identifiable assets acquired and liabilities assumed:
Tangible assets [1]	$634
Intangible assets [3]	1,621
Liabilities	(245)
Total identifiable net assets	$2,010

Goodwill	$8,041
1.Comprised of cash consideration of $1.1 billion and a promissory note of $1.2 billion. This consideration was provided in exchange for the issuance of new preferred units by VillageMD. VillageMD’s tangible assets acquired exclude this $1.1 billion of cash and $1.2 billion promissory note receivable.
2.Primarily related to vested share-based compensation awards.
3.Intangibles acquired include primary care provider network, trade names and developed technology, with a fair value of $1.2 billion, $295 million and $76 million. Estimated useful lives are 15, 13 and 5 years, respectively.

The goodwill represents anticipated future growth and expansion opportunities into new markets.

Shields acquisition
On October 29, 2021, the Company completed the acquisition of Shields Health Solutions Parent, LLC (“Shields”). Pursuant to the terms and subject to the conditions set forth in the Securities Purchase Agreement, the Company purchased additional outstanding equity interests of Shields, increasing the Company’s total beneficial ownership in Shields’ outstanding equity interests from 25% to approximately 70%, for cash consideration of $969 million. The Company accounted for this acquisition as a business combination resulting in consolidation of Shields within the U.S. Healthcare segment in its financial statements. A non-controlling interest was recognized at fair value. As of August 31, 2022, under the terms of the transaction agreements, the Company has an option to acquire the remaining equity interests of Shields in the future. Shields’ other equity holders will also have an option to require the Company to purchase the remaining equity interests. Considering the contractual terms related to the non-controlling interests, it is classified as redeemable non-controlling interests in the Consolidated Balance Sheets. As of August 31, 2022, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired. As such, the preliminary purchase price allocation will be subject to further refinement and may change, specifically as it relates to deferred taxes.

WBA Fiscal 2022 Form 10-K	78

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As a result of this acquisition, the Company remeasured its previously held minority equity interest in Shields at fair value resulting in a pre-tax gain of $402 million recognized in Other income, net in the Consolidated Statements of Earnings. A majority of the gains did not generate a tax expense.

The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase Price Allocation:
Cash consideration	$969
Fair value of share-based compensation awards attributable to pre-combination services	13
Fair value of previously held equity interests	502
Fair value of non-controlling interests	589
Total	$2,074

Identifiable assets acquired and liabilities assumed:
Tangible assets	$84
Intangible assets [1]	1,060
Liabilities	(528)
Total identifiable net assets	$616

Goodwill	$1,457

1.Intangibles acquired include customer relationships, trade names and developed technology, with a fair value of $896 million, $47 million and $117 million. Estimated useful lives are 13, 13 and 5 years, respectively.

The goodwill represents anticipated future growth and expansion opportunities into new healthcare offerings.

On September 20, 2022, the Company announced the acceleration of its plans for full ownership of Shields. The Company entered into a definitive agreement to acquire the remaining 30% equity interest for approximately $1.37 billion of cash consideration. The transaction is expected to close in the second quarter of fiscal 2023. See Note 21. Subsequent events for further information.

CareCentrix acquisition
On August 31, 2022, the Company completed the acquisition of CareCentrix. Pursuant to the terms and subject to the conditions set forth in the Membership Interest Purchase Agreement, the Company acquired approximately 55% controlling equity interest in CareCentrix, a leading player in the post-acute and home care management sectors, for cash consideration of $332 million, subject to certain purchase price adjustments. The cash consideration includes $12 million paid to employees, which was recognized as compensation expense by the Company.

The Company accounted for this acquisition as a business combination resulting in consolidation of CareCentrix within the U.S. Healthcare segment in its financial statements. A non-controlling interest was recognized at fair value. As of August 31, 2022, under the terms of the transaction agreements, the Company has an option to acquire the remaining equity interests of CareCentrix in the future. CareCentrix’s other equity holders will also have an option to require the Company to purchase the remaining equity interests. Considering the contractual terms related to the non-controlling interests, it is classified as redeemable non-controlling interests in the Consolidated Balance Sheets. As of August 31, 2022, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired. As such, the preliminary purchase price allocation will be subject to further refinement and may result in changes. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified.

WBA Fiscal 2022 Form 10-K	79

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase Price Allocation:
Cash consideration [1]	$320
Contingent consideration	4
Fair value of share-based compensation awards attributable to pre-combination services	66
Fair value of non-controlling interests	217
Total	$607

Identifiable assets acquired and liabilities assumed:
Tangible assets	$358
Intangible assets [2]	460
Liabilities	(665)
Total identifiable net assets	$153

Goodwill	$454
1.Excludes $12 million of cash paid to employees, which was recognized as compensation expense by the Company.
2.Intangibles acquired include customer relationships, trade names and developed technology, with a fair value of $284 million, $90 million and $86 million, respectively. Estimated useful lives are 15, 13 and 5 years, respectively.

The goodwill represents anticipated future growth and expansion opportunities into new healthcare offerings.

On October 11, 2022, the Company announced the acceleration of its plans for full ownership of CareCentrix. The Company entered into a definitive agreement to acquire the remaining 45% equity interest for approximately $392 million of cash consideration. The acquisition is subject to limited customary closing conditions and is expected to close by March 2023. See Note 21. Subsequent events to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

Supplemental pro forma information
The following table represents unaudited supplemental pro forma consolidated sales for the twelve months ended August 31, 2022 and 2021, respectively, as if the acquisitions had occurred at the beginning of each period. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisitions occurred at the beginning of the periods presented or results which may occur in the future.

(Unaudited, in millions)	2022	2021
Sales	$134,314	$135,306

Actual sales of the acquisitions for the twelve months ended August 31, 2022 included in the Consolidated Statement of Earnings are as follows:

(in millions)	2022
Sales	$1,795

Pro forma net earnings of the Company, assuming the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

See Note 17. Segment reporting for further information.

Other acquisitions and investments
The Company acquired certain prescription files and related pharmacy inventory primarily in the U.S. for the aggregate purchase price of $196 million and $108 million during fiscal 2022 and 2021, respectively.

WBA Fiscal 2022 Form 10-K	80

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 4. Exit and disposal activities

Transformational Cost Management Program

On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021.

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024 and increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. In fiscal 2022, the Company increased its annual cost savings target from $3.3 billion to $3.5 billion, by the end of fiscal 2024. The Company is currently on track to achieve the savings target.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores, including plans to close approximately 350 stores in the UK and approximately 450 to 500 stores in the U.S. As of August 31, 2022, the Company has closed 235 and 287 stores in the UK and U.S., respectively.

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

From the inception of the Transformational Cost Management Program to August 31, 2022, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $2.0 billion, which were primarily recorded within Selling, general and administrative expenses. These charges included $603 million related to lease obligations and other real estate costs, $443 million in asset impairments, $723 million in employee severance and business transition costs and $203 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for fiscal 2022, 2021 and 2020, respectively, were as follows (in millions):

Fiscal 2022	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$247	$2	$—	$249
Asset impairments	132	58	—	190
Employee severance and business transition costs	156	29	25	210
Information technology transformation and other exit costs	12	29	—	40
Total pre-tax exit and disposal charges	$546	$118	$25	$690

WBA Fiscal 2022 Form 10-K	81

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Fiscal 2021	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$103	$6	$—	$108
Asset impairments	15	9	—	24
Employee severance and business transition costs	79	40	45	165
Information technology transformation and other exit costs	20	17	—	38
Total pre-tax exit and disposal charges	$217	$72	$46	$335

Fiscal 2020	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$191	$9	$14	$215
Asset impairments	51	19	2	72
Employee severance and business transition costs	132	93	45	270
Information technology transformation and other exit costs	70	42	(4)	108
Total pre-tax exit and disposal charges	$444	$163	$58	$665

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2020	$19	$—	$166	$14	$199
Costs	108	24	165	38	335
Payments	(69)	—	(252)	(31)	(351)
Other	(42)	(24)	(2)	(1)	(69)
Balance at August 31, 2021	$17	$—	$77	$20	$114
Costs	249	190	210	40	690
Payments	(99)	—	(201)	(23)	(323)
Other	(157)	(190)	(9)	(11)	(367)
Balance at August 31, 2022	$10	$—	$76	$27	$113

WBA Fiscal 2022 Form 10-K	82

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 5. Leases
Supplemental balance sheet information related to leases were as follows (in millions):

Balance sheet supplemental information:	August 31, 2022	August 31, 2021
Operating leases:
Operating lease right-of-use assets	$21,259	$21,893

Operating lease obligations - current	$2,286	$2,259
Operating lease obligations - non-current	21,517	22,153
Total operating lease obligations	$23,803	$24,412
Finance leases:
Right-of-use assets included in:
Property, plant and equipment, net	$645	$725
Lease obligations included in:
Accrued expenses and other liabilities	$37	$37
Other non-current liabilities	899	974
Total finance lease obligations	$936	$1,010

Supplemental income statement information related to leases were as follows (in millions):

Statement of earnings supplemental information:	2022	2021	2020
Operating lease cost
Fixed	$3,240	$3,219	$3,252
Variable [1]	825	664	750
Finance lease cost
Amortization	$44	$45	$40
Interest	50	52	54

Sublease income	$105	$84	$75
Impairment of right-of-use assets	218	86	213
Impairment of finance lease assets	—	—	24
Gains on sale-leaseback transactions [2]	619	367	308
1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded within Selling, general and administrative expenses.

Other supplemental information was as follows (in millions):

Other supplemental information:	2022	2021	2020
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$3,351	$3,414	$3,251
Operating cash flows from finance leases	47	48	48
Financing cash flows from finance leases	43	42	47
Total	$3,441	$3,503	$3,346
Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$2,078	$2,765	$2,443
Finance leases	11	—	65
Total	$2,089	$2,765	$2,508

WBA Fiscal 2022 Form 10-K	83

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Weighted average lease term and discount rate for real estate leases as of August 31, 2022 were as follows:

Weighted average lease terms and discount rates:	August 31, 2022	August 31, 2021
Weighted average remaining lease term in years
Operating leases	10.0	10.3
Finance leases	19.0	20.2

Weighted average discount rate
Operating leases	4.83%	4.77%
Finance leases	5.19%	5.18%

The aggregate future lease payments for operating and finance leases as of August 31, 2022 are as follows (in millions):

Future lease payments (fiscal years):	Finance lease	Operating lease
2023	$87	$3,440
2024	87	3,342
2025	86	3,236
2026	86	3,136
2027	86	3,038
Later	1,041	14,140
Total undiscounted minimum lease payments	$1,471	$30,333
Less: Present value discount	(536)	(6,530)
Lease liability	$936	$23,803

Note 6. Equity method investments

Equity method investments as of August 31, 2022 and 2021 were as follows (in millions, except percentages):

	2022		2021
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$3,916	25%	$4,407	28%
Others	1,579	8% - 50%	2,580	8% - 50%
Total	$5,495		$6,987

AmerisourceBergen investment
As of August 31, 2022 and 2021, respectively, the Company owns approximately 25.4% and 28.5%, of AmerisourceBergen outstanding common stock, based on the share count publicly reported by AmerisourceBergen in its most recent Quarterly Report on Form 10-Q.

On May 11, 2022, the Company sold 6.0 million shares of AmerisourceBergen common stock pursuant to Rule 144 at a price of $150 per share for a total consideration of $900 million, decreasing the Company's ownership of AmerisourceBergen’s common stock from 58,854,867 shares held at August 31, 2021 to 52,854,867 shares held as of August 31, 2022. The transaction resulted in the Company recording a pre-tax gain of $417 million in Other income, net in the Consolidated Statements of Earnings, including a $32 million loss reclassified from within Accumulated other comprehensive income in the Consolidated Balance Sheets.

The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings (loss) attributable to the Company’s investment being classified within the operating income of its U.S. Retail Pharmacy segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings (loss) from AmerisourceBergen are reported as a separate line in the Consolidated Statements of Earnings.

WBA Fiscal 2022 Form 10-K	84

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
In fiscal 2022, 2021 and 2020, the Company recognized equity earnings (losses) in AmerisourceBergen of $418 million, $(1.1) billion and $341 million, respectively. The equity losses for fiscal 2021 were primarily due to AmerisourceBergen's recognition of a loss of $5.6 billion, net of tax, related to its ongoing opioid litigation in its financial statements for the three months ended September 30, 2020.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at August 31, 2022 and 2021 was $7.7 billion and $7.2 billion, respectively. As of August 31, 2022, the carrying value of the Company’s investment in AmerisourceBergen exceeded its proportionate share of the net assets of AmerisourceBergen by $3.9 billion. This premium of $3.9 billion is recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference is primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments primarily include its U.S. investments in Option Care Health, through its subsidiary HC Group Holdings I, LLC (“HC Group Holdings”), and BrightSpring Health Services, and the Company’s investments in China in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd, Guangzhou Pharmaceuticals Corporation, and Nanjing Pharmaceutical Company Limited.

On August 18, 2022, the Company sold 11.0 million shares of Option Care Health common stock for a total consideration of $363 million, decreasing the Company's ownership of Option Care Health’s common stock from 20.5% to 14.4% at August 31, 2021 and 2022, respectively. The Company recorded a pre-tax gain of $145 million in Other income, net in the Consolidated Statements of Earnings. Subsequent to the sale, the Company continues to account for its investment using the equity method of accounting.

The Company reported $50 million, $627 million and $31 million of post-tax equity earnings from other equity method investments, for fiscal 2022, 2021 and 2020, respectively. In fiscal 2022, the Company also recognized an other-than-temporary impairment of $124 million related to an equity method investment in China. The impairment was derived using Level 3 inputs, including financial projections and market multiples of comparable companies.

In fiscal 2022, the Company acquired majority equity interests in VillageMD and Shields. The Company accounted for these acquisitions as business combinations resulting in the remeasurement of its previously held minority equity interests and convertible debt securities at fair value resulting in pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively, recognized in Other income, net in the Consolidated Statements of Earnings. As a result of these transactions, the Company now consolidates VillageMD and Shields within the U.S. Healthcare segment in its financial statements.

In fiscal 2021, the Company recorded a gain of $290 million in Other income, net in the Consolidated Statements of Earnings, due to the partial sale of ownership interest in Option Care Health by the Company's then equity method investee HC Group Holdings. As a result of these sales HC Group Holdings lost the ability to control Option Care Health and, therefore, deconsolidated Option Care Health in its financial statements. As a result of this deconsolidation, HC Group Holdings recognized a gain of $1.2 billion and the Company recorded its share of equity earnings in HC Group Holdings of $576 million in Post-tax earnings from other equity method investments.

Summarized financial information
Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Balance sheet (in millions)

	August 31,
	2022	2021
Current assets	$50,985	$49,538
Non-current assets	26,497	27,442
Current liabilities	52,083	48,766
Non-current liabilities	19,712	22,046
Shareholders’ equity [1]	5,687	6,168

1Shareholders’ equity at August 31, 2022 and 2021 includes $564 million and $646 million, respectively, related to non-controlling interests.

WBA Fiscal 2022 Form 10-K	85

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Statements of earnings (in millions)

	2022	2021	2020
Sales	$268,189	$232,719	$208,625
Gross profit	13,248	10,889	8,707
Net earnings (loss)	1,988	(3,475)	1,624
Share of earnings (loss) from equity method investments	468	(512)	372

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

Based on the analysis completed as of the June 1, 2022 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 7% to approximately 198%. The Boots reporting unit's fair value was in excess of its carrying value by approximately 7%, compared to 18% as of June 1, 2021. As of August 31, 2022, the carrying value of goodwill within the Boots reporting unit was $906 million.

In the fourth quarter of fiscal 2022, the Company recorded, within Selling, general and administrative expenses, an impairment loss of $783 million, related to indefinite-lived pharmacy license and trade name intangible assets in the Boots reporting unit, part of the International segment. Due to the impairment recognized in fiscal 2022, the fair values of indefinite-lived intangibles within the Boots reporting unit equate to their carrying values. As of August 31, 2022 and 2021, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $5.5 billion and $7.3 billion, respectively.

In fiscal 2021, the Company recorded, within Selling, general and administrative expenses, an impairment loss in the International segment of $49 million on certain indefinite-lived trade name assets of Boots.

In fiscal 2020, the Company completed a quantitative impairment analysis for goodwill and certain indefinite-lived intangible assets related to its two reporting units within the International segment, Boots and International Other, as a result of the significant impact of COVID-19 on their financial performance. Based on this analysis, the Company recorded impairment charges of $1.7 billion on Boots’ goodwill and $294 million on certain indefinite lived trade name assets of Boots, in the International segment, within Selling, general and administrative expenses.

Indefinite-lived intangible assets fair values are estimated using the relief from royalty method and excess earnings method of the income approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions with respect to the business and financial performance of the Company’s reporting units. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, could have a significant impact on either the fair value of the reporting units and indefinite-lived intangibles, the amount of any goodwill and indefinite-lived intangible impairment charges, or both. These estimates can be affected by a number of factors including, but not limited to, the impact of COVID-19, its severity, duration and its impact on global economies, general economic conditions, as well as our profitability. The Company will continue to monitor these potential impacts and economic, industry and market trends, and the impact these may have on the reporting units.

Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. In fiscal 2020, the Company evaluated certain definite-lived intangibles for impairment resulting in an impairment charge of $47 million. No impairment was recorded for definite-lived intangibles in fiscal 2022 or 2021.

WBA Fiscal 2022 Form 10-K	86

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

Goodwill roll forward:	U.S. Retail Pharmacy	International	U.S. Healthcare	Walgreens Boots Alliance, Inc.
August 31, 2020	$10,553	$1,460	$—	$12,013
Acquisitions [1]	394	21	—	414
Currency translation adjustments	—	(7)	—	(7)
August 31, 2021	$10,947	$1,474	$—	$12,421
Acquisitions [1]	$—	$—	$10,040	$10,040
Currency translation adjustments	—	(181)	—	(181)
August 31, 2022	$10,947	$1,293	$10,040	$22,280

1    In fiscal 2021, the Company acquired controlling equity interests in Innovation Associates, Inc. and a joint venture with McKesson which resulted in an increase to goodwill of $394 million and $21 million, respectively. In fiscal 2022, the Company acquired controlling equity interests in VillageMD, Shields and CareCentrix which resulted in an increase to goodwill of $8.0 billion, $1.5 billion and $454 million, respectively.

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets:	August 31, 2022	August 31, 2021
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,619	$3,522
Primary care provider network	1,247	—
Trade names and trademarks	760	361
Developed technology [2]	436	156
Purchasing and payor contracts	15	317
Others [2]	78	65
Total gross amortizable intangible assets	$7,155	$4,421

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,548	$1,335
Primary care provider network	64	—
Trade names and trademarks	246	226
Developed technology [2]	56	8
Purchasing and payor contracts	4	227
Others [2]	35	29
Total accumulated amortization	1,953	1,826
Total amortizable intangible assets, net	$5,202	$2,595

Indefinite-lived intangible assets
Trade names and trademarks	$4,319	$5,276
Pharmacy licenses	1,209	2,066
Total indefinite-lived intangible assets	$5,528	$7,342

Total intangible assets, net	$10,730	$9,936
1Includes purchased prescription files.
2Includes certain reclassifications to conform to current period presentation.

Amortization expense for intangible assets was $639 million, $523 million and $384 million in fiscal 2022, 2021 and 2020, respectively.

WBA Fiscal 2022 Form 10-K	87

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at August 31, 2022 is as follows (in millions):

	2023	2024	2025	2026	2027
Estimated annual amortization expense	$610	$591	$558	$540	$478

Note 8. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated to the U.S. dollar using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	August 31, 2022	August 31, 2021
Short-term debt
Credit facilities
Unsecured credit facility due 2023	$1,000	$—
$8 billion note issuance [1]
3.300% unsecured notes due 2021 [2]	—	1,250
Other [3]	59	56
Total short-term debt	$1,059	$1,305

Long-term debt
Credit facilities
Unsecured credit facility due 2023	$1,998	$—
Unsecured credit facility due 2024	999	—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	848	—
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	498	497
4.100% unsecured notes due 2050 [5]	792	792
$6 billion note issuance [1]
3.450% unsecured notes due 2026 [5]	1,443	1,442
4.650% unsecured notes due 2046 [5]	318	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024 [5]	1,155	1,154
4.500% unsecured notes due 2034 [5]	301	301
4.800% unsecured notes due 2044 [5]	869	868
£700 million note issuance [1]
3.600% unsecured Pound Sterling notes due 2025	354	408
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	752	873
$4 billion note issuance [4]
3.100% unsecured notes due 2022 [5]	—	731
4.400% unsecured notes due 2042 [5]	263	263
Other [3]	26	29
Total long-term debt, less current portion	$10,615	$7,675
1.Notes are unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.

WBA Fiscal 2022 Form 10-K	88

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
2.On September 18, 2021, the Company redeemed in full the $1.25 billion aggregate principal amount outstanding of its 3.300% unsecured notes due 2021 issued by the Company on November 18, 2014.
3.Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
4.Notes are senior debt obligations of Walgreen Co. and rank equally with all other unsecured and unsubordinated indebtedness of Walgreen Co. On December 31, 2014, the Company fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of the Company and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company. On June 3, 2022, a notice of redemption was given to holders of the 3.100% notes due 2022. As a result, on July 5, 2022, the notes with aggregate principal amount of $731 million were redeemed in full.
5.On April 26, 2021, the Company entered into a cash tender offer to partially purchase and retire $3.3 billion of long term U.S. dollar denominated notes with a weighted average interest rate of 4.02%. The Company recognized a loss of $414 million related to the early extinguishment of debt, within Interest expense, which includes $386 million of redemption premium paid in cash. The cash payments related to the early extinguishment of debt are classified as cash outflows from financing activities in the Consolidated Statement of Cash Flows.

At August 31, 2022, the future maturities of short-term and long-term debt, excluding debt discounts and issuance costs and finance lease obligations (See Note 5. Leases, for the future lease payments), consisted of the following (in millions):

Amount
2023	$1,059
2024	2,850
2025	2,161
2026	1,803
2027	754
Later	3,081
Total estimated future maturities	$11,708

$850 million Note issuance
On November 17, 2021, the Company issued, in an underwritten public offering, $850 million of 0.95% notes due 2023. The notes contain a call option which allows for the notes to be repaid, in full or in part at 100% of the principal amount of the notes to be redeemed, in each case plus accrued and unpaid interest.

Credit facilities

June 17, 2022, Revolving Credit Agreements
On June 17, 2022, the Company entered into a $3.5 billion unsecured five-year revolving credit facility and a $1.5 billion unsecured 18-month revolving credit facility, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2022 Revolving Credit Agreements”). Interest on borrowings under the revolving credit facilities accrue at applicable margins based on the Company's Index Debt Rating and ranges from 80 basis points to 150 basis points over specified benchmark rates for eurocurrency rate and Secured Overnight Financing Rate (“SOFR”) loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The five-year facility’s termination date is June 17, 2027, or earlier, subject to the Company's discretion to terminate the agreement. The 18-month facility’s termination date is December 15, 2023, or earlier, subject to the Company's discretion to terminate the agreement. As of August 31, 2022, there were no borrowings outstanding under the 2022 Revolving Credit Agreements.

WBA Fiscal 2022 Form 10-K	89

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 15, 2021, Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). An aggregate amount of $3.0 billion or more of the November 2021 DDTL was drawn for the purpose of funding the consideration due for the purchase of the increased equity interest in VillageMD, and paying fees and expenses related to the foregoing, and the remainder can be used for general corporate purposes. The maturity dates on the 364-day loan, the two-year loan and the three-year loan are February 15, 2023, November 24, 2023 and November 24, 2024, respectively. As of August 31, 2022, there were $4.0 billion in borrowings outstanding under the November 2021 DDTL. Amounts borrowed under the November 2021 DDTL and repaid or prepaid may not be reborrowed.

Borrowings under the November 2021 DDTL bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate, eurocurrency rate or, from and after the date that daily SOFR becomes available under the November 2021 DDTL, the daily SOFR, in each case, plus an applicable margin. For the 364-day tranche, the applicable margin is (i) prior to the six month anniversary of the Margin Trigger Date, as defined in the November 2021 DDTL (the “Margin Trigger Date”), 0.70% in the case of eurocurrency rate loans and daily SOFR loans, and 0.00% in the case of alternate base rate loans and (ii) on and after the six month anniversary of the Margin Trigger Date, 0.75% in the case of eurocurrency rate loans and daily SOFR loans, and 0.00% in the case of alternate base rate loans. For the 2-year and 3-year tranche, the applicable margin is 0.85% and 1.00%, respectively, in the case of eurocurrency rate loans and daily SOFR loans, and 0.00% in the case of alternate base rate loans.

December 23, 2020, Revolving Credit Agreement
On December 23, 2020, the Company entered into a $1.25 billion senior unsecured 364-day revolving credit facility and a $2.25 billion senior unsecured 18-month revolving credit facility, with a swing line subfacility commitment amount of $350 million, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2020 Revolving Credit Agreement”). The 364-day facility’s termination date is the earlier of (i) 364 days from December 23, 2020, the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 364-day facility pursuant to the 2020 Revolving Credit Agreement. The 18-month facility’s termination date is the earlier of (i) 18 months from the effective date (subject to the extension thereof pursuant to the 2020 Revolving Credit Agreement) and (ii) the date of termination in whole of the aggregate amount of the revolving commitments under the 18-month facility pursuant to the 2020 Revolving Credit Agreement. On June 17, 2022, the Company terminated the 2020 Revolving Credit Agreement.

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

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants. As of August 31, 2022, the Company was in compliance with all such applicable covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $910 million, $1.9 billion and $2.5 billion at a weighted average interest rate of 0.55%, 0.45% and 2.15% for fiscal 2022, 2021 and 2020, respectively. As of August 31, 2022 and 2021, there were no borrowings outstanding under the commercial paper program.

WBA Fiscal 2022 Form 10-K	90

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A subsidiary of the Company had average daily commercial paper outstanding under its commercial paper program, which was issued to the Bank of England under the Joint HM Treasury and Bank of England's COVID Corporate Financing Facility (“CCFF”), of £300 million or approximately $424 million at a weighted average interest rate of 0.43% in fiscal 2021. The subsidiary of the Company repaid the commercial paper issued under the CCFF on May 14, 2021. The subsidiary had no further issuances under its commercial paper program which it subsequently terminated on October 10, 2022 (“Termination Date”). As of August 31, 2022, and as of the Termination Date, the subsidiary had no borrowings outstanding under its commercial paper program.

Interest
Interest paid by the Company was $420 million, $916 million and $584 million in fiscal 2022, 2021 and 2020, respectively. Interest paid in fiscal 2022 and 2021 included charges on early extinguishment of debt of $6 million and $387 million, respectively.

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

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

August 31, 2022	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$448	$19	Other current assets
Cross currency interest rate swaps	150	12	Other current assets
Cross currency interest rate swaps	750	83	Other non-current assets
Foreign currency forwards	3	—	Other non-current assets
Foreign currency forwards	221	1	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$2,874	$49	Other current assets
Foreign currency forwards	1,098	6	Other current liabilities
Total return swap	183	6	Other current liabilities

August 31, 2021	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$575	$7	Other current assets
Cross currency interest rate swaps	155	1	Other non-current assets
Foreign currency forwards	6	—	Other non-current assets
Foreign currency forwards	31	1	Other current liabilities
Cross currency interest rate swaps	109	9	Other current liabilities
Cross currency interest rate swaps	801	23	Other non-current liabilities
Foreign currency forwards	23	1	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,636	$38	Other current assets
Total return swap	224	2	Other current assets
Foreign currency forwards	808	3	Other current liabilities
Total return swap	37	—	Other current liabilities

WBA Fiscal 2022 Form 10-K	91

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Net investment hedges
The Company uses cross currency interest rate swaps and foreign currency forward contracts to hedge net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in Currency translation adjustments within Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

Cash flow hedges
The Company uses interest rate swaps to hedge the variability in forecasted cash flows of certain floating-rate debt. For qualifying cash flow hedges, changes in the fair value of the derivatives are recorded in Unrealized gain (loss) on cash flow hedges within Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, and released to the Consolidated Statements of Earnings when the hedged cash flows affect earnings.

Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The Company also utilizes total return swaps to economically hedge variability in compensation charges related to certain deferred compensation obligations.

The income (expense) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

	Location in Consolidated Statements of Earnings	2022	2021	2020
Foreign currency forwards	Selling, general and administrative expense [1]	$—	$(75)	$(63)
Total return swap	Selling, general and administrative expense	(33)	58	24
Foreign currency forwards	Other income, net [1,2]	523	(8)	11

1.In fiscal 2022, certain expenses related to derivative instruments used as economic hedges, were presented as Other income, net within the Consolidated Statements of Earnings, whereas these expenses were recorded within Selling, general, and administrative expenses within the Consolidated Statements of Earnings in prior periods.
2.Excludes remeasurement gains and losses on economically hedged assets and liabilities.

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

WBA Fiscal 2022 Form 10-K	92

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$1,114	$1,114	$—	$—
Foreign currency forwards [2]	69	—	69	—
Cross currency interest rate swaps [3]	96	—	96	—
Investments in equity securities [4]	1	1	—	—
Investment in debt securities [6]	130	—	130	—
Liabilities:
Foreign currency forwards [2]	$7	$—	$7	$—
Total return swaps	6	—	6	—

	August 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$634	$634	$—	$—
Investments in debt securities [5]	663	—	—	663
Foreign currency forwards [2]	46	—	46	—
Total return swaps	2	—	2	—
Investments in equity securities [4]	2	2	—	—
Cross currency interest rate swaps [3]	1	—	1	—
Liabilities:
Cross currency interest rate swaps [3]	$32	$—	$32	$—
Foreign currency forwards [2]	5	—	5	—

1Money market funds are valued at the closing price reported by the fund sponsor and classified as marketable securities on the Consolidated Balance Sheets.
2The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 9. Financial instruments, for additional information.
3The fair value of interest rate swaps and cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 9. Financial instruments, for additional information.
4Fair values of quoted investments are based on current bid prices as of August 31, 2022 and August 31, 2021.
5Level 3 debt securities include investments in convertible debt securities of VillageMD which are valued on a quarterly basis using the Probability Weighted Expect Return Method with gains or losses recorded in Other comprehensive income within the Consolidated Balance Sheets. Inputs include the enterprise value, expected holding term of the investment, volatility and risk-free interest rates.
6Includes investments in Treasury debt securities.

There were no transfers between Levels in fiscal 2022 or 2021.

The carrying value of the Company's commercial paper and credit facilities approximated their respective fair values due to their short-term nature.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Financial Statements. As of August 31, 2022, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $7.6 billion and $7.1 billion, respectively.

The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the August 31, 2022 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of August 31, 2022. See Note. 8 Debt, for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

WBA Fiscal 2022 Form 10-K	93

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

WBA Fiscal 2022 Form 10-K	94

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.)) The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. The Company’s motion to dismiss the consolidated class action complaint filed on August 17, 2015 was granted in part and denied in part on September 30, 2016. The court granted plaintiff’s motion for class certification on March 29, 2018, and plaintiff filed a first amended complaint on December 19, 2018. A motion to dismiss the first amended complaint was granted in part and denied in part on September 23, 2019. Fact discovery and expert discovery have concluded. On November 2, 2021, the Court denied plaintiffs’ motion for summary judgment and granted in part and denied in part defendants’ cross motion. On March 2, 2022 the Court granted the Company’s motion to reconsider a portion of that ruling. On June 29, 2022 the Court granted preliminary approval of a settlement in the amount of $105 million which was fully accrued at August 31, 2022. The Court issued a final judgment order approving the settlement on October 13, 2022.

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

Claims Relating to Opioid Abuse

The Company is among an array of defendants in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated many of these cases in a consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-md-2804), which is pending in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”). The Company is a defendant in the following multidistrict litigation (MDL) bellwether cases:

•One case remanded to the U.S. District Court for the Northern District of California (City and Cnty. of San Francisco, et al. v. Purdue Pharma L.P., et al., Case No. 3:18-cv-07591-CRB). Following a bench trial, the court entered a liability finding against Walgreens in August 2022. The court has scheduled a second trial regarding remedies for November 2022 at which time the court will determine how much is to be paid. The Company has the right to appeal any judgment but is unable to predict the outcome relative to remedies or apportionment as well as the outcome of any appeal as the trial is ongoing.
•Two cases in N.D. Ohio (Cnty. of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; Cnty. of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079). In November 2021, the jury in that case returned a verdict after trial in favor of the plaintiffs as to liability, and a second trial regarding remedies took place in May 2022. In August 2022, the court entered orders providing for injunctive relief and requiring the defendants to pay $650.6 million over a 15-year period to fund abatement programs. The court found that the damages are subject to joint and several liability and as such made no determination as to apportionment. These decisions are currently on appeal.
•One case remanded to the U. S. District Court for the Eastern District of Oklahoma (The Cherokee Nation v. McKesson Corp., et al., Case No. 18-CV-00056-RAW-SPS), which has since been remanded to the District Court of Sequoyah County, Oklahoma, in a decision that is on appeal. The court has indicated that trial will commence in March 2023.

WBA Fiscal 2022 Form 10-K	95

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
•Five additional bellwether cases designated in April 2021: (1) Cobb Cnty. v. Purdue Pharma L.P., et al., Case No. 18-op-45817 (N.D. Georgia); (2) Durham Cnty. v. AmerisourceBergen Drug Corp., et al., Case No. 19-op-45346 (M.D. North Carolina); (3) Montgomery Cnty. Bd. of Cnty. Commrs., et al. v. Cardinal Health, Inc., et al., Case No. 18-op-46326 (S.D. Ohio); (4) Board of Cnty. Commrs. of the Cnty. of Santa Fe v. Purdue Pharma L.P., et al., Case No. 18-op-45776 (D. New Mexico); and (5) Cnty. of Tarrant v. Purdue Pharma L.P., et al., Case No. 18-op-45274 (N.D. Texas).
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

The Company also has been named as a defendant in numerous actions brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in the following states:

•New Mexico (State of New Mexico, ex rel. Hector Balderas, Attorney General v. Purdue Pharma L.P., et al., Case No. D-101-cv-2017-02541, First Judicial District Court, Santa Fe County, New Mexico - September 2022, currently ongoing).
•West Virginia (State of West Virginia, ex rel. Patrick Morrisey, Attorney General v. Walgreens Boots Alliance, Inc., et al., Civil Action No.20-C-82 PNM, Circuit Court of Kanawha County, West Virginia, - June 2023).
•Michigan (State of Michigan, ex rel. Dana Nessel, Attorney General v. Cardinal Health, Inc., et al., Case No. 19-016896-NZ, Circuit Court for Wayne County, Michigan - February 2023).
•Alabama (Mobile County Board of Health, et al. v. Fisher, et al., Case No. CV-2019-902806.00, Circuit Court of Mobile County, Alabama - scheduled for trial in January 2023, but currently stayed pending a petition to the Alabama Supreme Court).
•Nevada (State of Nevada v. McKesson Corporation, et al., Case No. A-19-796755-B, Eighth Judicial District Court, Clark County, Nevada - April 2023).
•Missouri (Jefferson County, Missouri v. Dannie E. Williams, M.D., et al., Case No. 20JE-CC00029, Twenty-Third Judicial Circuit, Jefferson County, Missouri - April 2024).
•Florida (Florida Health Sciences Center, Inc., et al. v. Richard Sackler, et al., Case No. CACE 19-018882, Seventeenth Judicial Circuit Court, Broward County, Florida - October 2024).

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

On May 5, 2022, the Company announced that it had entered into a settlement agreement with the State of Florida to resolve all claims related to the distribution and dispensing of prescription opioid medications across the Company’s pharmacies in the State of Florida. This settlement agreement is not an admission of liability or wrong-doing and would resolve opioid lawsuits filed and future claims by the state and government subdivisions in the State of Florida. The estimated settlement amount of $683 million includes $620 million in remediation payments, which will be paid to the State of Florida in equal installments over 18 years, and will be applied as opioid remediation, as well as a one-time payment of $63 million for attorneys’ fees. The Company made the first annual settlement payment of $97.4 million into escrow on June 17, 2022. In fiscal 2022, the Company recorded a $683 million liability associated with this settlement. The settlement accrual is reflected in the Consolidated Statement of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment.

WBA Fiscal 2022 Form 10-K	96

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 12. Income taxes

U.S. tax law changes
On August 16, 2022, the United States government enacted the Inflation Reduction Act of 2022 (“IRA”). The IRA establishes a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for tax years beginning after December 31, 2022 (fiscal 2024). The enactment of the IRA did not have a material impact to the Company’s financial statements.

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

UK tax law changes
On June 10, 2021, the UK Finance Act 2021 was enacted increasing the UK tax rate from 19% to 25% effective April 1, 2023. The Company recorded tax expense of $344 million from re-measuring the net UK deferred tax liability in fiscal 2021. On July 22, 2020, the UK Finance Bill 2020 was enacted increasing the UK tax rate from 17% to 19% effective April 1, 2020. The Company recorded tax expense of $139 million from re-measuring the net UK deferred tax liability in fiscal 2020.

The components of earnings from continuing operations before income tax provision were (in millions):

	2022	2021	2020
U.S.	$2,998	$61	$759
Non–U.S.	987	1,934	(313)
Total	$3,985	$1,995	$446

The provision for income taxes from continuing operations consists of the following (in millions):

	2022	2021	2020
Current provision
Federal	$39	$79	$184
State	37	115	49
Non–U.S.	260	234	135
	$336	$428	$368
Deferred provision
Federal	$(78)	$(10)	$(83)
State	(20)	(46)	2
Non–U.S. – tax law change	—	344	139
Non–U.S. – excluding tax law change	(268)	(49)	(87)
	(366)	239	(29)
Income tax (benefit) provision	$(30)	$667	$339

The Company's effective tax rate for fiscal 2022 and 2021 was a 0.8% benefit and 33.4%, respectively. The net decrease in the effective tax rate was primarily attributable to pre-tax gains from the consolidation of the Company’s investments in VillageMD and Shields, for which a majority of these gains were not subject to tax. Additionally, the Company recognized tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized in the current year against capital gains recognized on the sale of shares in AmerisourceBergen and Option Care, capital gains recognized from internal restructuring, and based on forecasted capital gains. See Note 3. Acquisitions and other investments and Note 6. Equity method investments for further information.

WBA Fiscal 2022 Form 10-K	97

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The difference between the statutory federal income tax rate and the effective tax rate from continuing operations is as follows:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.4	3.5	8.8
Foreign income taxed at non-U.S. rates	(3.0)	(4.4)	(17.0)
Non-taxable income	(2.7)	(5.0)	(47.5)
Non-deductible expenses	3.0	0.3	9.0
Tax law changes	—	17.3	31.3
Change in valuation allowance [1]	(9.0)	(4.7)	4.1
Tax benefits from restructuring	—	(4.2)	—
Tax expense on non-operating equity earnings	—	6.1	—
Uncertain tax positions	1.3	6.2	7.5
Non-controlling interest	1.2	—	—
Goodwill impairment	—	—	72.5
Tax credits	(1.0)	(1.8)	(10.3)
Conversion of equity investment	(11.8)	—	—
Other	(0.2)	(0.9)	(3.4)
Effective income tax rate	(0.8)%	33.4%	76.0%

1Net of changes in related tax attributes and tax benefits from capital losses generated and utilized in fiscal 2021.

WBA Fiscal 2022 Form 10-K	98

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	August 31, 2022	August 31, 2021
Deferred tax assets:
Compensation and benefits	$171	$175
Insurance	108	103
Accrued rent & lease obligations	5,296	5,372
Allowance for doubtful accounts	53	34
Tax attributes	7,825	7,467
Stock compensation	56	88
Deferred income	120	34
Other [1]	230	189
	$13,859	$13,462
Less: valuation allowance	7,521	7,239
Total deferred tax assets	$6,338	$6,223
Deferred tax liabilities:
Accelerated depreciation	$634	$896
Inventory	441	377
Intangible assets	1,134	1,465
Equity method investment	314	236
Lease right-of-use asset	4,763	4,792
Other [1]	355	219
Total deferred tax liabilities	7,641	7,985
Net deferred tax liabilities	$1,303	$1,762

1Includes certain reclassifications to conform to current period presentation.

As of August 31, 2022, the Company has recorded deferred tax assets for tax attributes of $7.8 billion, primarily reflecting the benefit of $1.6 billion in U.S. federal, $153 million in state and $28.8 billion in non-U.S. ordinary and capital losses. In addition, these deferred tax assets include $91 million of income tax credits. Of these deferred tax assets, $7.3 billion will expire at various dates from 2023 through 2039. The residual deferred tax assets of $483 million have no expiration date.

The Company believes it is more likely than not that the benefit from certain deferred tax assets will not be realized. The assessment of realization of deferred tax assets is performed based on the weight of the positive and negative evidence available to indicate whether the asset is recoverable, including tax planning strategies that are prudent and feasible. In recognition of this risk, the Company has recorded a valuation allowance of $7.5 billion against those deferred tax assets as of August 31, 2022.

Income taxes paid, net of refunds were $387 million, $336 million and $626 million for fiscal 2022, 2021 and 2020, respectively.

ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statement of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction. As of August 31, 2022 and 2021, unrecognized tax benefits of $618 million and $594 million were reported as long-term liabilities; $473 million and $475 million were reported against deferred taxes; and $116 million and $114 million were reported against related tax receivables in Other non-current assets on the Consolidated Balance Sheets. These amounts include interest and penalties, when applicable.

WBA Fiscal 2022 Form 10-K	99

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2022	2021	2020
Balance at beginning of year	$1,098	$494	$455
Gross increases related to tax positions in a prior period	63	229	60
Gross decreases related to tax positions in a prior period	(51)	(52)	(23)
Gross increases related to tax positions in the current period	21	446	9
Settlements with taxing authorities	(19)	(13)	(4)
Lapse of statute of limitations	(2)	(6)	(3)
Balance at end of year	$1,110	$1,098	$494

At August 31, 2022, 2021 and 2020, $529 million, $524 million and $353 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized. During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $136 million due to anticipated federal and state tax audit settlements and the expirations of statutes of limitations associated with tax positions related to multiple state tax jurisdictions.

The Company recognizes interest and penalties in the income tax provision in its Consolidated Statements of Earnings. At August 31, 2022 and 2021, the Company had accrued interest and penalties of $97 million and $84 million, respectively. For the years ended August 31, 2022, 2021 and 2020, the amounts reported in income tax expense related to interest and penalties were $13 million, $26 million and $11 million, respectively.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various states and multiple foreign jurisdictions. It is generally no longer under audit examinations for U.S. federal income tax purposes for any years prior to fiscal 2014. With few exceptions, it is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2008. In foreign tax jurisdictions, the Company is generally no longer subject to examination by the tax authorities in the UK prior to 2015, Luxembourg prior to 2017 and in Germany prior to 2014.

The Company has received tax holidays from Swiss cantonal income taxes relative to certain of its Swiss operations. The income tax holidays expired in September 2022. Upon expiration, a reduced tax rate will extend through December 2029. The holidays had a beneficial impact of $104 million, $118 million and $124 million (inclusive of capital GILTI tax cost) during fiscal 2022, 2021 and 2020, respectively. This benefit is primarily included as part of the foreign income taxed at non-U.S. rates line in the effective tax rate reconciliation table above.

At August 31, 2022, it is not practicable for the Company to determine the amount of the unrecognized deferred tax liability it has with respect to temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

Note 13. Stock compensation plans

In fiscal 2021, the Company's Board of Directors approved the Walgreens Boots Alliance, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”). The 2021 Omnibus Plan replicates the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan and provides incentive compensation to the Company’s non-employee directors, officers and other eligible employees.

The Company grants stock options, performance shares and restricted units under the 2021 Omnibus Plan. Performance shares issued under the 2021 Omnibus Plan offer performance-based incentive equity awards to certain employees. Restricted stock units are also equity-based awards with vesting requirements that are granted to key employees. The performance shares and restricted stock unit awards are both subject to restrictions as to continuous employment except in the case of death, normal retirement or total and permanent disability. Stock-based compensation expense associated with such plans for fiscal 2022, 2021 and 2020 was $133 million, $155 million and $137 million, respectively.

Certain majority-owned subsidiaries within the U.S. Healthcare segment maintain standalone stock-based compensation plans. Stock-based compensation expense associated with such plans for fiscal 2022 was $269 million, including the impact of fair value adjustments resulting from acquisitions. Awards granted under standalone stock-based compensation plans include subsidiary units, profits interests, and options. Awards generally vest over time or subject to achievement of certain subsidiary performance targets. Certain awards accelerate vesting upon a change in control or upon the Company’s acquisition of additional subsidiary equity above a certain threshold.

WBA Fiscal 2022 Form 10-K	100

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Unrecognized compensation cost related to non-vested awards, inclusive of awards issued under the 2021 Omnibus Plan and the standalone subsidiary stock compensation plans, was $399 million at August 31, 2022, which will be fully recognized over the next three years.

Note 14. Retirement benefits

The Company sponsors several retirement plans, including defined benefit plans, defined contribution plans and a post-retirement health plan.

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

The following tables present classes of defined benefit pension plan assets by fair value hierarchy (in millions):

	August 31, 2022	Level 1	Level 2	Level 3
Equity securities:
Equity securities [1]	$967	$—	$967	$—

Debt securities:
Fixed interest government bonds [2]	688	402	285	—
Index linked government bonds [2]	1,785	1,785	—	—
Corporate bonds [3]	1,980	—	1,980	—

Real estate:
Real estate [4]	548	—	—	548

Other:
Other investments, net [5]	636	10	(87)	713

Total	$6,603	$2,197	$3,145	$1,261

WBA Fiscal 2022 Form 10-K	101

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	August 31, 2021	Level 1	Level 2	Level 3
Equity securities:
Equity securities [1]	$1,316	$—	$1,316	$—

Debt securities:
Fixed interest government bonds [2]	514	101	412	—
Index linked government bonds [2]	3,521	3,486	35	—
Corporate bonds[3]	2,851	1	2,850	—

Real estate:
Real estate [4]	513	—	—	513

Other:
Other investments, net [5]	1,761	107	1,024	629

Total	$10,475	$3,696	$5,637	$1,142
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
4Real estate comprise of investments in certain property funds which are valued based on the underlying properties. These properties are valued using a number of standard industry techniques such as cost, discounted cash flows, independent appraisals and market based comparable data. Real estate investments are categorized as Level 3 investments. Changes in Level 3 investments during fiscal 2022 were driven by actual return on plan assets still held at August 31, 2022 and purchases during the year.
5Other investments mainly comprise of net receivable (payable) amounts for unsettled transactions, cash and cash equivalents, derivatives, insurance linked securities and direct private placements. Cash is categorized as a Level 1 investment and cash in commingled funds is categorized as Level 2 investments. Amounts receivable (payable) are categorized as level 2 investments. Cash equivalents are valued using observable yield curves, discounting and interest rates and are categorized as Level 2 investments. Derivatives which are exchange-traded and for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market, or exchange on which they are traded, and are categorized as Level 1 investments. Over-the-counter derivatives typically are valued by independent pricing services and are categorized as Level 2 investments. Insurance linked securities are categorized as Level 2. Direct private placements are typically bonds valued by reference to comparable bonds and are categorized as Level 3 investments. Changes in Level 3 investments during fiscal 2022 were primarily driven by purchases during the year.

WBA Fiscal 2022 Form 10-K	102

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Components of net periodic pension costs for the defined benefit pension plans and cumulative pre-tax amounts recognized in accumulated other comprehensive (income) loss are as follows (in millions):

	Boots and other pension plans
	2022	2021	2020
Service costs (Selling, general and administrative expenses)	$5	$6	$2
Interest costs (Other income, net)	149	139	141
Expected returns on plan assets/other (Other income, net)	(280)	(332)	(285)
Total net periodic pension (income) cost	$(126)	$(188)	$(142)

Net actuarial (gain) loss	$(251)	$(506)	$856
Prior service cost	(1)	(1)	(1)
Total pre-tax comprehensive (income) loss	$(252)	$(507)	$855

Change in benefit obligations for the defined benefit pension plans (in millions):

	2022	2021
Benefit obligation at beginning of year	$10,206	$9,905
Service costs	5	6
Interest costs	149	139
Settlements	—	(2)
Net actuarial (gain) loss	(3,042)	75
Benefits paid	(304)	(320)
Acquisitions	—	182
Currency translation adjustments	(1,047)	223
Benefit obligation at end of year	$5,967	$10,206

Change in plan assets for the defined benefit pension plans (in millions):

	2022	2021
Plan assets at fair value at beginning of year	$10,475	$9,614
Employer contributions	45	53
Benefits paid	(304)	(320)
Return on assets/other	(2,477)	906
Settlements	—	(2)
Currency translation adjustments	(1,136)	223
Plan assets at fair value at end of year	$6,603	$10,475

Amounts recognized in the Consolidated Balance Sheets (in millions):

	August 31, 2022	August 31, 2021
Other non-current assets	$863	$602
Accrued expenses and other liabilities	(9)	(9)
Other non-current liabilities	(217)	(324)
Net asset recognized at end of year	$637	$269

WBA Fiscal 2022 Form 10-K	103

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans, including accumulated benefit obligations in excess of plan assets, were as follows (in millions):

	August 31, 2022	August 31, 2021
Projected benefit obligation	$5,967	$10,206
Accumulated benefit obligation	5,961	10,200
Fair value of plan assets [1]	6,603	10,475
1 Represents plan assets of The Boots plan, the Company's only funded defined benefit pension plan.

Estimated future benefit payments for the next 10 years from defined benefit pension plans to participants are as follows (in millions):

Estimated future benefit payments
2023	$285
2024	269
2025	279
2026	291
2027	302
2028-2032	1,645
The assumptions used in accounting for the defined benefit pension plans were as follows:

	2022	2021
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.20%	1.71%
Rate of compensation increase	3.04%	2.80%

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	1.57%	1.39%
Expected long-term return on plan assets	2.90%	3.50%
Rate of compensation increase	2.80%	2.77%

Based on current actuarial estimates, the Company plans to make contributions of $36 million to its defined benefit pension plans in fiscal 2023 and expects to make contributions beyond 2023, which will vary based upon many factors, including the performance of the defined benefit pension plan assets.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision is an expense of $234 million, $221 million and $227 million in fiscal 2022, 2021 and 2020, respectively. The Company’s contributions were $236 million, $222 million and $226 million in fiscal 2022, 2021 and 2020, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is UK based to which both the Company and participating employees contribute. The cost recognized in the Consolidated Statement of Earnings was $90 million, $101 million and $91 million in fiscal 2022, 2021 and 2020, respectively.

Post-retirement healthcare plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee. The Company’s post-retirement health benefit plan obligation was $122 million and $154 million in fiscal 2022 and 2021, respectively and is not funded. The expected benefit to be paid is $9 million.

WBA Fiscal 2022 Form 10-K	104

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 15. Capital stock

In June 2018, Walgreens Boots Alliance authorized a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock, which program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program and no shares were repurchased in fiscal 2021 or 2022. As of August 31, 2022, the Company had approximately $2.0 billion remaining under the June 2018 stock repurchase program.

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

In addition, the Company continued to repurchase shares to support the needs of the employee stock plans. Shares totaling $187 million, $110 million and $103 million were purchased to support the needs of the employee stock plans during fiscal 2022, 2021 and 2020, respectively. As of August 31, 2022, 69 million shares of common stock were reserved for future issuances under the Company’s various employee benefit plans.

Note 16. Accumulated other comprehensive income (loss)

The following is a summary of net changes in Accumulated other comprehensive income (loss) (“AOCI”) by component and net of tax for fiscal 2022, 2021 and 2020 (in millions):

WBA Fiscal 2022 Form 10-K	105

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Pension/post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale debt securities	Share of AOCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2019	$(48)	$(24)	$55	$—	$3	$(3,884)	$(3,897)
Other comprehensive (loss) income before reclassification adjustments	(861)	(12)	(113)	—	(16)	934	(69)
Amounts reclassified from AOCI	(8)	5	—	—	—	3	—
Tax benefit (provision)	169	1	23	—	3	(1)	195
Net change in other comprehensive (loss) income	(700)	(6)	(90)	—	(13)	936	126
Balance at August 31, 2020	$(748)	$(31)	$(34)	$—	$(10)	$(2,948)	$(3,771)
Other comprehensive income (loss) before reclassification adjustments	532	10	(6)	127	(24)	384	1,022
Amounts reclassified from AOCI	(8)	17	—	—	—	(3)	6
Business disposal	(4)	—	—	—	—	795	792
Tax (provision) benefit	(132)	(6)	6	(31)	6	—	(157)
Net change in other comprehensive income (loss)	389	21	(1)	96	(18)	1,176	1,663
Balance at August 31, 2021	$(359)	$(10)	$(35)	$96	$(29)	$(1,772)	$(2,109)
Other comprehensive income (loss) before reclassification adjustments	278	6	327	451	(326)	(833)	(97)
Amounts reclassified from AOCI	(22)	3	—	(577)	31	—	(565)
Other	(6)	—	—	—	—	—	(6)
Tax benefit (provision)	(48)	(2)	(79)	32	70	—	(27)
Net change in other comprehensive income (loss)	203	7	248	(95)	(226)	(833)	(696)
Balance at August 31, 2022	$(157)	$(3)	$213	$1	$(254)	$(2,605)	$(2,805)

WBA Fiscal 2022 Form 10-K	106

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 17. Segment reporting

In conjunction with the launch of its new consumer-centric healthcare strategy, in fiscal 2022, the Company announced the creation of a new operating segment Walgreens Health. As a result, beginning in fiscal 2022, the Company aligned to three reportable segments: United States, International and Walgreens Health.

In the fourth quarter of fiscal 2022, the Company changed the name of two reportable segments to better align with the Company’s business activities, structure and strategy. The “United States” segment was renamed to “U.S. Retail Pharmacy” and the “Walgreens Health” segment was renamed to “U.S. Healthcare”. The segment name changes did not result in any change to the composition of the segments and therefore no change to the historical results of segment operations. The information for these segments for all periods included in these consolidated financial statements has been presented using the new names..

As a result of the change, the Company is now aligned into three reportable segments: U.S. Retail Pharmacy, International and U.S. Healthcare.

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

U.S. Retail Pharmacy
The Company's U.S. Retail Pharmacy segment includes the Walgreens business which is comprised of the operations of retail drugstores, health and wellness services, specialty and home delivery pharmacy services, and its equity method investment in AmerisourceBergen. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

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

U.S. Healthcare
The Company’s U.S. Healthcare segment, created at the beginning of fiscal 2022, is a consumer-centric, technology-enabled healthcare business that engages consumers through a personalized, omni-channel experience across the care journey. The U.S. Healthcare segment delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a leading national provider of value-based primary care services; a majority position in Shields, a specialty pharmacy integrator and accelerator for hospitals; a majority position in CareCentrix, a leading player in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

Selling, general and administrative costs for the U.S. Healthcare segment for fiscal 2021 have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in “Corporate and Other”.

WBA Fiscal 2022 Form 10-K	107

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following table reflects results of operations of the Company's reportable segments (in millions):

	2022	2021	2020
Sales:
U.S. Retail Pharmacy	$109,078	$112,005	$107,701
International	21,830	20,505	14,281
U.S. Healthcare	1,795	—	—
Walgreens Boots Alliance, Inc.	$132,703	$132,509	$121,982

Adjusted operating income (Non-GAAP measure):
U.S. Retail Pharmacy	$5,029	$5,019	$4,761
International	726	466	157
U.S. Healthcare	(370)	(57)	—
Corporate and Other	(251)	(311)	(187)
Walgreens Boots Alliance, Inc.	$5,133	$5,117	$4,730

Depreciation and amortization:
U.S. Retail Pharmacy	$1,415	$1,513	$1,376
International	355	399	400
U.S. Healthcare	211	1	—
Corporate and Other	9	10	10
Walgreens Boots Alliance, Inc.	$1,990	$1,923	$1,786

Capital expenditures:
U.S. Retail Pharmacy	$1,207	$1,030	$1,040
International	295	243	235
U.S. Healthcare	218	34	—
Corporate and Other	15	5	12
Walgreens Boots Alliance, Inc.	$1,734	$1,312	$1,287

The following table reconciles adjusted operating income to operating income (in millions):

	2022	2021	2020
Adjusted operating income (Non-GAAP measure):	$5,133	$5,117	$4,730
Acquisition-related amortization	(855)	(523)	(384)
Impairment of goodwill and intangible assets	(783)	(49)	(2,016)
Certain legal and regulatory accruals and settlements	(768)	(75)	—
Transformational cost management	(763)	(417)	(719)
Acquisition-related costs	(223)	(54)	(315)
Adjustments to equity earnings (loss) in AmerisourceBergen	(218)	(1,645)	(97)
LIFO provision	(135)	(13)	(95)
Store optimization	—	—	(53)
Store damage and inventory losses	—	—	(68)
Operating income (GAAP measure)	$1,387	$2,342	$982

WBA Fiscal 2022 Form 10-K	108

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. Substantially all of our retail pharmacy sales are to customers covered by third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. In the U.S. Retail Pharmacy segment, three third-party payers accounted for approximately 31%, 33%, and 35% of the Company's consolidated sales in fiscal 2022, 2021 and 2020, respectively.

Geographic data for sales is as follows (in millions):

	2022	2021	2020
United States	$110,873	$112,005	$107,701
United Kingdom	8,894	8,298	7,830
Germany	11,178	10,472	4,876
Other	1,757	1,734	1,575
Sales	$132,703	$132,509	$121,982

Geographic data for long-lived assets, defined as property, plant and equipment, is as follows (in millions):

	2022	2021
United States	$9,577	$9,665
United Kingdom	1,838	2,205
Other	314	377
Total long-lived assets	$11,729	$12,247

Note 18. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	2022	2021	2020
U.S. Retail Pharmacy
Pharmacy	$80,434	$84,892	$80,481
Retail	28,643	27,113	27,220
Total	$109,078	$112,005	$107,701

International
Pharmacy	$3,727	$3,808	$3,503
Retail	6,924	6,225	5,902
Wholesale	11,178	10,472	4,876
Total	$21,830	$20,505	$14,281

U.S. Healthcare	$1,795	$—	$—

Walgreens Boots Alliance, Inc.	$132,703	$132,509	$121,982

WBA Fiscal 2022 Form 10-K	109

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 19. Related parties

The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen principally for its U.S. operations. Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Related party transactions with AmerisourceBergen (in millions):

	2022	2021	2020
Purchases, net	$62,174	$62,513	$59,569

Trade accounts payable, net of Trade accounts receivable	$6,915	$6,589	$6,390

See Note 2. Discontinued operations for further information.

On December 28, 2021, in accordance with the terms of the Unit Purchase Agreement, VillageMD settled the fully subscribed tender offer using cash proceeds provided by the Company. The Company purchased $1.9 billion of units in VillageMD for cash, from existing holders, including Mr. Steven Shulman, the lead director of VillageMD, who received proceeds of approximately $117 million in consideration for the tender of 287,781 units in VillageMD. See Note 3. Acquisitions and Other investments for further information. After giving effect to the tender offer, Mr. Shulman owns approximately 1.2% of outstanding equity interests in VillageMD. On January 27, 2022, pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company appointed Mr. Shulman to the Company’s Board of Directors.

On August 31, 2022, in accordance with the Membership Interest Purchase Agreement, the Company acquired a controlling financial interest in CareCentrix. Mr. Shulman served as the Chairman of the Board of NDES Holdings, LLC (“NDES”), the former parent of CareCentrix. As of August 31, 2022, Mr. Shulman owns approximately 5.3% of the fully-diluted equity in NDES and has an indirect ownership interest in CareCentrix. After the acquisition, Mr. Shulman will serve as a member of the CareCentrix board. As a result of the acquisition, Mr. Shulman received $15.4 million in cash proceeds through his equity interests in NDES.

The Company, through its consolidated subsidiary Shields, provides pharmacy management services to UMass Memorial Medical Center, Inc. and UMass Memorial Accountable Care Organization, Inc.; entities affiliated with members of Shields. The total fees by the Company earned from these entities for services rendered in fiscal 2022 were $67 million.

WBA Fiscal 2022 Form 10-K	110

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 20. Supplementary financial information

Summary of Quarterly Results (Unaudited)
(in millions, except per share amounts)

	Quarter ended
	November	February	May	August	Fiscal year
Fiscal 2022
Sales	$33,901	$33,756	$32,597	$32,449	$132,703
Gross profit	$7,574	$7,708	$6,572	$6,410	$28,265
Net earnings attributable to Walgreens Boots Alliance, Inc.:
Continuing operations	$3,580	$883	$289	$(415)	$4,337
Discontinued operations	—	—	—	—	—
Total	$3,580	$883	$289	$(415)	$4,337
Basic earnings (loss) per common share:
Continuing operations	$4.13	$1.02	$0.33	$(0.48)	$5.02
Discontinued operations	—	—	—	—	—
Total	$4.13	$1.02	$0.33	$(0.48)	$5.02
Diluted earnings (loss) per common share:
Continuing operations	$4.13	$1.02	$0.33	$(0.48)	$5.01
Discontinued operations	—	—	—	—	—
Total	$4.13	$1.02	$0.33	$(0.48)	$5.01

Cash dividends declared per common share	$0.4775	$0.4775	$0.4775	$0.4800	$1.9125

Fiscal 2021
Sales	$31,438	$32,779	$34,030	$34,262	$132,509
Gross profit	$6,630	$6,781	$7,153	$7,503	$28,067
Net earnings attributable to Walgreens Boots Alliance, Inc.:
Continuing operations	$(391)	$922	$1,105	$358	$1,994
Discontinued operations	83	104	92	268	548
Total	$(308)	$1,026	$1,197	$627	$2,542
Basic earnings (loss) per common share:
Continuing operations	$(0.45)	$1.07	$1.28	$0.41	$2.31
Discontinued operations	0.10	0.12	0.11	0.31	0.63
Total	$(0.36)	$1.19	$1.38	$0.72	$2.94
Diluted earnings (loss) per common share:
Continuing operations	$(0.45)	$1.06	$1.27	$0.41	$2.30
Discontinued operations	0.10	0.12	0.11	0.31	0.63
Total	$(0.36)	$1.19	$1.38	$0.72	$2.93

Cash dividends declared per common share	$0.4675	$0.4675	$0.4675	$0.4775	$1.8800

See Note 2. Discontinued operations for further information on discontinued operations.

WBA Fiscal 2022 Form 10-K	111

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 21. Subsequent events

On September 20, 2022, the Company announced the acceleration of its plans for full ownership of Shields. The Company entered into a definitive agreement to acquire the remaining 30% equity interest for approximately $1.37 billion of cash consideration. The transaction is expected to close in the second quarter of fiscal 2023.

On October 11, 2022, the Company announced the acceleration of its plans for full ownership of CareCentrix. The Company entered into a definitive agreement to acquire the remaining 45% equity interest for approximately $392 million of cash consideration. The acquisition is subject to limited customary closing conditions and is expected to close by March 2023.

WBA Fiscal 2022 Form 10-K	112

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

Additionally, the scope of management’s evaluation of the effectiveness of internal control over financial reporting did not include the internal control over financial reporting at VillageMD, Shields and CareCentrix within the U.S. Healthcare segment, as described in Note 3. Acquisitions and other investments, to the Consolidated Financial Statements included in Part II, Item 8. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a business may be omitted from management’s report on internal control over financial reporting for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2022. The acquisition of these businesses represented approximately 2.2% of the Company’s total assets as of August 31, 2022 after excluding goodwill and intangibles assets recorded, and 1.4% of the Company’s sales for the fiscal year ended August 31, 2022.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2022. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting, as stated in its report which is included herein.

/s/	Rosalind G. Brewer	/s/	James Kehoe
	Rosalind G. Brewer		James Kehoe
	Chief Executive Officer		Executive Vice President and Global Chief Financial Officer

October 13, 2022

WBA Fiscal 2022 Form 10-K	113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walgreens Boots Alliance, Inc. and subsidiaries (the "Company") as of August 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 13, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill and Indefinite-Lived Intangible Assets Impairment –Boots Reporting Unit and Certain Boots Indefinite-lived Intangible Assets – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of the fair value of each reporting unit or asset to its carrying value. The Company uses the income and the market approaches to estimate the fair value of its reporting units in its goodwill impairment analysis. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections anticipated future cash flows and discount rates. The market approach requires management to estimate fair value using comparable marketplace fair value data from within a comparable industry grouping or a comparable marketplace transactional multiple. The Company primarily uses the multi-period excess earnings model and the relief from royalty model to estimate the fair value of the indefinite-lived intangible assets. Changes in assumptions or the selection of companies in the comparable industry group could have a significant impact on the valuation of the reporting units and the amount of a goodwill or indefinite-lived intangible asset impairment charge, if any.

We identified the valuation of the Boots Reporting Unit and certain Boots indefinite-lived intangible assets as a critical audit matter due to the materiality of the assets’ carrying values, the difference between the fair values and the carrying values, and because the current economic environment has affected the business. Auditing management’s judgments used in the quantitative assessment regarding significant assumptions related to future revenue growth, EBITDA margins, the selection of the discount rate, the selection of the royalty rates for the Boots trade name indefinite-lived intangible assets, and the market multiples selected for the Boots Reporting Unit requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

WBA Fiscal 2022 Form 10-K	114

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of goodwill for the Boots Reporting Unit and certain Boots indefinite-lived intangible assets included the following, among others:
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
◦Developing an independent discount rate range and comparing the discount rate selected by management to this range.

Income Taxes – Uncertain Tax Positions - Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description
The Company has a complex legal structure involving numerous domestic and foreign locations with constantly changing tax laws and regulations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate whether it is more likely to be sustained than not on the basis of its technical merits. In evaluating the tax benefits associated with the various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The evaluation of each uncertain tax position requires management to apply specialized skill, knowledge, and significant judgment related to the identified position. This significant judgment includes determining the correct value of the unrecognized tax benefit based on the selected method of measurement, data, and assumptions determined by management.

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
◦Assessing changes and interpretation of applicable tax law.

WBA Fiscal 2022 Form 10-K	115

Commitments and Contingencies - Opioid Abuse Litigation – Refer to Note 11 to the financial statements

Critical Audit Matter Description

The Company is among an array of defendants in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others. The Company is named as a defendant along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers and retail pharmacy chains. The Company reviews all loss contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its estimate for the ultimate loss. The Company also performs an assessment of loss contingencies where a loss is reasonably possible. If it is reasonably possible that a loss may have been incurred and the effect on the financial statements could be material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the financial statements. As of August 31, 2022, the Company has determined that a liability associated with these claims, whether through settlement or litigation, is not probable and a loss or range of loss is not reasonably estimable.

We identified litigation and claims involving opioid abuse as a critical audit matter because of the challenges auditing management’s judgments applied in determining the likelihood of loss related to the resolution of such claims, as well as the judgment in determining a reasonable estimate of loss or a range of loss. Specifically, auditing management’s determination of whether any contingent loss arising from the related litigation and claims is probable, reasonably possible, or remote, and the related disclosures, is subjective and requires significant judgment due to the large number of parties involved, together with the novelty and complexity of the issues.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to litigation and claims involving opioid abuse included the following, among others:
•We tested the effectiveness of internal controls related to management’s review of litigation and claims involving opioid abuse, and approval of the accounting treatment and related disclosures based on the most recent facts and circumstances.
◦We inquired of the Company’s internal and external legal counsel to understand the basis for the Company’s conclusion that any potential loss from the litigation and claims involving opioid abuse, including through broad resolution via settlement, is neither probable nor reasonably estimable as of August 31, 2022. In addition, we requested and received a written response from internal and external legal counsel as it relates to litigation and claims involving opioid abuse.
◦We evaluated management’s analysis of litigation and claims involving opioid abuse, read Board of Directors meeting minutes, including relevant sub-committee meeting minutes, and compared to responses from internal and external counsel. As part of our procedures, we made inquiries of management and the audit committee to evaluate and corroborate our understanding obtained through inquiries of internal and external legal counsel. We also performed public domain searches for evidence contrary to management’s analysis.
◦We obtained and reviewed the relevant court rulings and briefs identified by management that have been filed supporting the Company’s legal defenses.
◦We compared the Company's assessment of this matter to relevant history of similar legal contingencies that have been settled or otherwise resolved to evaluate the consistency of the Company's assessment of litigation and claims involving opioid abuse as of August 31, 2022.
◦We consulted with our auditing experts to assist in our evaluation of the case facts and the Company’s related accounting treatment for the litigation and claims involving opioid abuse.
◦We evaluated any events subsequent to August 31, 2022 that might impact our evaluation of litigation and claims involving opioid abuse, including any related accrual or disclosure.
◦We obtained written representations from executives of the Company.
◦We read the Company’s related disclosures and evaluated them for consistency with our testing.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 13, 2022

We have served as the Company's auditor since 2002.

WBA Fiscal 2022 Form 10-K	116

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Walgreens Boots Alliance, Inc. and subsidiaries (the “Company”) as of August 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2022, of the Company and our report dated October 13, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control, management excluded from its assessment the internal control over financial reporting at Village Practice Management Company, LLC ("VillageMD"), Shields Health Solutions Parent, LLC ("Shields"), and CCX Next, LLC ("CareCentrix") which were acquired during the year ended August 31, 2022. The acquisition of VillageMD, Shields and CareCentrix represented approximately 2.2% of the Company’s total assets as of August 31, 2022 after excluding goodwill and intangible assets recorded and 1.4% of the Company’s sales for the fiscal year ended August 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at VillageMD and Shields.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 13, 2022

WBA Fiscal 2022 Form 10-K	117

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and procedures

Evaluation of disclosure controls and procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). In fiscal 2022, the Company completed the acquisition of a majority equity interest in VillageMD and Shields. The Company accounted for these acquisitions as business combinations resulting in consolidation within the U.S. Healthcare segment. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired businesses. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2022. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended August 31, 2022 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

WBA Fiscal 2022 Form 10-K	118

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

Item 9B. Other information

None.

PART III

The Company intends to file with the SEC a definitive proxy statement for its next Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after August 31, 2022. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the disclosure in that Proxy Statement. The Company’s next Annual Meeting of Stockholders is scheduled to be held on January 26, 2023.

Item 10. Directors, executive officers and corporate governance
The information required by Item 10, with the exception of the information relating to the executive officers of the Company, which is presented in Part I under the heading “Information about our executive officers,” is incorporated herein by reference to the Company’s Proxy Statement, including the following sections: Proposal–1 Election of Directors; and Governance.

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

WBA Fiscal 2022 Form 10-K	119

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
Consolidated Balance Sheets at August 31, 2022 and 2021
Consolidated Statements of Equity, Earnings, Comprehensive Income and Cash Flows for the years ended August 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
.
(2)Financial statement schedules and supplementary information
Schedules I, II, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

(3)Exhibits. Exhibits 10.1 through 10.42 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

(b)Exhibits

Exhibit No.	Description	SEC Document Reference
2.1*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes.	Incorporated by reference to Annex B-1 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.2*	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.3	Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated December 23, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 24, 2014.
2.5	Amendment No. 2 to Agreement and Plan of Merger, dated December 29, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 (File No. 1-36759) filed with the SEC on December 30, 2014.

WBA Fiscal 2022 Form 10-K	120

2.6*	Amended and Restated Asset Purchase Agreement, dated as of September 18, 2017, by and among Walgreens Boots Alliance, Inc., Walgreen Co. and Rite Aid Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 19, 2017.
2.7*	Share Purchase Agreement, dated as of January 6, 2021, by and between Walgreens Boots Alliance, Inc., and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 8, 2021.
2.8*	Securities Purchase Agreement, by and among Walgreen Co., the several equity holders of Shields Health Solutions Parent, LLC listed on Schedules A and B thereto, the stockholders of WCAS Shields Holdings, Inc. listed on Schedule C thereto, Shields Health Solutions Parent, LLC, WCAS Shields Holdings, Inc. and WCAS XIII Associates, LLC, solely in its capacity as Sellers’ Representative thereunder.	Incorporated by reference to Exhibit 2.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 21, 2021.
2.9*	Class D Preferred Unit Purchase Agreement, dated as of October 14, 2021, by and among WBA Acquisition 4, LLC, WBA Financial, LLC, Walgreens Boots Alliance, Inc., Village Practice Management Company, LLC and certain members of Village Practice Management Company, LLC	Incorporated by reference to Exhibit 2.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 14, 2021.
2.10*	Securities Purchase Agreement and Agreement and Plan of Merger, dated September 19, 2022, by and among WBA Acquisition 4, LLC, Walgreen Co., WBA Shields Merger Sub, LLC, certain equityholders of WCAS Shields Holdings, LLC listed on Schedule A thereto, WCAS Shields Holdings, LLC, Shields Health Solutions Parent, LLC and WCAS XIII Associates, LLC, solely in its capacity as Sellers’ Representative thereunder	Incorporated by reference to Exhibit 2.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 20, 2022.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated By-laws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.
4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-152315) filed with the SEC on July 14, 2008.
4.2	Form of Walgreen Co. 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.3	Form of Guarantee of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
4.4	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.5	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.6	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

WBA Fiscal 2022 Form 10-K	121

4.7	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.8	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.9	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.10	Indenture, dated as of December 17, 2015, between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-208587) filed with the SEC on December 17, 2015.
4.11	First Supplemental Indenture, dated as of October 13, 2021, by and between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.13 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2021 (File No. 1-36759) filed with the SEC on October 14, 2021.
4.12	Form of 3.450% Notes due 2026.	Incorporated by reference to Exhibit 4.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.13	Form of 4.650% Notes due 2046.	Incorporated by reference to Exhibit 4.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.14	Form of 3.200% Notes due 2030.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.
4.15	Form of 4.100% Notes due 2050.	Incorporated by reference to Exhibit 4.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.
4.16	Form of 0.950% Notes due 2023.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 17, 2021.
4.17	Walgreen Co. Shareholders Agreement, dated as of August 2, 2012, among Walgreen Co., Stefano Pessina, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Kohlberg Kravis Roberts & Co. L.P. and certain other investors party thereto.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
4.18	Letter Agreement between Stefano Pessina and Walgreens Boots Alliance, Inc., dated July 23, 2020.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on July 27, 2020.
4.19	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.
Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

WBA Fiscal 2022 Form 10-K	122

4.20	Amendment No. 2 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated December 31, 2014, as Amended by Amendment No.1, dated as of August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Ontario Holdings WBS Limited, KKR Sprint (European II)Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Exhibit E to the Schedule 13D filed by Alliance Santé Participations S.A. (File No. 005-88481) filed with the SEC on December 31, 2014).
4.21	Description of Registered Securities.	Filed herewith.
10.1	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 1, 2016).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.2	Walgreens Boots Alliance, Inc. 2021 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.3	Form of Performance Share Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.4	Form of Performance Share Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.5	Form of Stock Option Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.6	Form of Stock Option Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.7	Form of Restricted Stock Unit Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.8	Form of Restricted Stock Unit Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.9	Form of Restricted Stock Unit Award agreement.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 26, 2021.
10.10	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2021).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.11	Amendment to the amended and restated Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.12	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 19, 2018.

WBA Fiscal 2022 Form 10-K	123

10.13	Form of Performance Share Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.14	Form of Performance Share Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.15	Form of Stock Option Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.16	Form of Stock Option Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.17	Form of Restricted Stock Unit Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.18	Form of Restricted Stock Unit Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.19	Form of Performance Share Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.10 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.20	Form of Stock Option Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.14 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.21	Form of Restricted Stock Unit Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.22	Form of Amendment to Stock Option Award agreements.	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (File No. 1-00604) filed with the SEC on October 20, 2014.
10.23	Amendments to certain Omnibus Plan Award agreements (October 2018).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.24	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.25	Form of Stock Option Award agreement under UK Sub-plan (effective October 2020).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.26	Form of Stock Option Award agreement under UK Sub-plan (effective October 2019).	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.

WBA Fiscal 2022 Form 10-K	124

10.27	Form of Stock Option Award agreement under UK Sub-plan (effective October 2018).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.28	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.
10.29	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).
10.30	Amendment to the Walgreen Co. 2002 et. al. Executive Deferred Compensation/Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).
10.31	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).
10.32	Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.43 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.33	First Amendment to the Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.38 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2021 (File No. 1-36759) filed with the SEC on October 14, 2021.
10.34	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective August 6, 2019).	Incorporated by reference to Exhibit 10.47 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.35	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.36	Offer Letter agreement between Walgreens Boots Alliance, Inc. and Rosalind G. Brewer dated January 26, 2021.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2021.
10.37	Offer Letter agreement dated as of March 6, 2018 between James Kehoe and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.
10.38	Offer Letter agreement dated as of August 27, 2020 between John Standley and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.46 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2021 (File No. 1-36759) filed with the SEC on October14, 2021.
10.39	Employment Agreement between Alliance UniChem Plc and Ornella Barra dated December 10, 2002.	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.40	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra, dated July 31, 2006.	Incorporated by reference to Exhibit 10.21 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.41	Novation of Service Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.	Incorporated by reference to Exhibit 10.22 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.42	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy.	Incorporated by reference to Exhibit 10.68 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.

WBA Fiscal 2022 Form 10-K	125

10.43	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.44	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
10.45	Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.46	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.47	Amended and Restated AmerisourceBergen Shareholders Agreement, dated as of June 1, 2021, between AmerisourceBergen Corporation and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 4, 2021.
10.48*	Second Amended and Restated Limited Liability Company Agreement of Shields Health Solutions Parent, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 29, 2021.
10.49*	Seventh Amended and Restated Limited Liability Company Agreement of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 26, 2021.
10.50	Appointment and Waiver Agreement, dated as of November 24, 2021, by and among Walgreens Boots Alliance, Inc., WBA Acquisition 5, LLC and Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 26, 2021.
10.51	Delayed Draw Term Loan Credit Agreement, dated as of November 15, 2021, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance Inc.’s Current Report on Form 8-K (File No. 1-36759) filed on November 16, 2021.
10.52	5-Year Revolving Credit Facility, dated as of June 17, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders and L/C Issuers from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 21, 2022.
10.53	18-Month Revolving Credit Facility, dated as of June 17, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 21, 2022.
21	Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Deloitte & Touche LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

WBA Fiscal 2022 Form 10-K	126

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	XBRL Instance Document (The following financial information from this Annual Report on Form 10-K for the fiscal year ended August 31, 2022 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Equity; (iii) the Consolidated Statement of Earnings; (iv) the Consolidated Statements of Comprehensive Income; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements).	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.

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

WBA Fiscal 2022 Form 10-K	127

PART IV

Item 16. Form 10-K summary
None.

WBA Fiscal 2022 Form 10-K	128

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREENS BOOTS ALLIANCE, INC.

October 13, 2022	By:	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer

WBA Fiscal 2022 Form 10-K	129

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rosalind G. Brewer	Chief Executive Officer (Principal Executive Officer) and Director	October 13, 2022
Rosalind G. Brewer

/s/ James Kehoe	Executive Vice President and Global Chief Financial Officer (Principal Financial Officer)	October 13, 2022
James Kehoe

/s/ Manmohan Mahajan	Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	October 13, 2022
Manmohan Mahajan

/s/ Stefano Pessina	Executive Chairman of the Board	October 13, 2022
Stefano Pessina

/s/ Janice M. Babiak	Director	October 13, 2022
Janice M. Babiak

/s/ William C. Foote	Director	October 13, 2022
William C. Foote

/s/ Ginger L. Graham	Director	October 13, 2022
Ginger L. Graham

/s/ Valerie Jarrett	Director	October 13, 2022
Valerie Jarrett

/s/ John A. Lederer	Director	October 13, 2022
John A. Lederer

/s/ Dominic P. Murphy	Director	October 13, 2022
Dominic P. Murphy

/s/ Nancy M. Schlichting	Director	October 13, 2022
Nancy M. Schlichting

/s/ Steven J. Shulman	Director	October 13, 2022
Steven J. Shulman

/s/ Inderpal Bhandari	Director	October 13, 2022
Inderpal Bhandari

WBA Fiscal 2022 Form 10-K	130