Form 10-K/A
period 2022-08-31
Walgreens Boots Alliance, Inc.
filed 2022-11-23
CIK 1618921

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☑
As of February 28, 2022, the aggregate market value of Walgreens Boots Alliance, Inc. common stock held by non-affiliates (based on the closing transaction price on Friday, February 28, 2022) was approximately $23.2 billion.
As of September 30, 2022, there were 864,813,091 shares of Walgreens Boots Alliance, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our Annual Meeting of Stockholders planned to be held on January 26, 2023 are incorporated by reference into Part III of this Form 10-K as indicated herein.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of Walgreens Boots Alliance, Inc. (“WBA”) amends WBA’s Annual Report on Form 10-K for the year ended August 31, 2022, which WBA filed with the Securities and Exchange Commission (“SEC”) on October 13, 2022 (the “Original Form 10-K”). WBA is filing this Amendment to amend Item 15 to include the consolidated financial statements of its equity investee, AmerisourceBergen Corporation (“ABC”) as of September 30, 2022 and 2021 and for the years ended September 30, 2022, 2021 and 2020 (the “ABC Financial Statements”) in accordance with Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The ABC Financial Statements, which were prepared by ABC, were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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
Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34), Chicago, Illinois
.
(2)Financial statement schedules and supplementary information
Schedule II is incorporated herein by reference.

Schedules I, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

The financial statements of AmerisourceBergen Corporation and its consolidated subsidiaries required by Rule 3-09 of Regulation S-X are included in Item 8. Financial Statements and supplementary data on pages 50 to 89 and Schedule II on page 101 of Exhibit 99.4 to this Amendment.

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

4.20	Amendment No. 2 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated December 31, 2014, as Amended by Amendment No.1, dated as of August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Ontario Holdings WBS Limited, KKR Sprint (European II)Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Exhibit E to the Schedule 13D filed by Alliance Santé Participations S.A. (File No. 005-88481) filed with the SEC on December 31, 2014).
4.21	Description of Registered Securities.	Filed herewith.***
10.1	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 1, 2016).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.2	Walgreens Boots Alliance, Inc. 2021 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.3	Form of Performance Share Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.4	Form of Performance Share Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.5	Form of Stock Option Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.6	Form of Stock Option Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.7	Form of Restricted Stock Unit Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.8	Form of Restricted Stock Unit Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.

10.9	Form of Restricted Stock Unit Award agreement.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 26, 2021.
10.10	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2021).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.11	Amendment to the amended and restated Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.12	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 19, 2018.
10.13	Form of Performance Share Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.14	Form of Performance Share Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.15	Form of Stock Option Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.16	Form of Stock Option Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.17	Form of Restricted Stock Unit Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.18	Form of Restricted Stock Unit Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.19	Form of Performance Share Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.10 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.20	Form of Stock Option Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.14 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.21	Form of Restricted Stock Unit Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.18 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.22	Form of Amendment to Stock Option Award agreements.	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (File No. 1-00604) filed with the SEC on October 20, 2014.

10.23	Amendments to certain Omnibus Plan Award agreements (October 2018).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 26, 2018.
10.24	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.25	Form of Stock Option Award agreement under UK Sub-plan (effective October 2020).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.26	Form of Stock Option Award agreement under UK Sub-plan (effective October 2019).	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.27	Form of Stock Option Award agreement under UK Sub-plan (effective October 2018).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.28	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.
10.29	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).
10.30	Amendment to the Walgreen Co. 2002 et. al. Executive Deferred Compensation/Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).
10.31	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).
10.32	Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.43 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.33	First Amendment to the Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.38 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2021 (File No. 1-36759) filed with the SEC on October 14, 2021.
10.34	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective August 6, 2019).	Incorporated by reference to Exhibit 10.47 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.35	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.36	Offer Letter agreement between Walgreens Boots Alliance, Inc. and Rosalind G. Brewer dated January 26, 2021.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2021.

10.37	Offer Letter agreement dated as of March 6, 2018 between James Kehoe and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.
10.38	Offer Letter agreement dated as of August 27, 2020 between John Standley and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.46 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2021 (File No. 1-36759) filed with the SEC on October14, 2021.
10.39	Employment Agreement between Alliance UniChem Plc and Ornella Barra dated December 10, 2002.	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.40	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra, dated July 31, 2006.	Incorporated by reference to Exhibit 10.21 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.41	Novation of Service Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.	Incorporated by reference to Exhibit 10.22 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.42	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy.	Incorporated by reference to Exhibit 10.68 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.43	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.44	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
10.45	Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.46	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.47	Amended and Restated AmerisourceBergen Shareholders Agreement, dated as of June 1, 2021, between AmerisourceBergen Corporation and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 4, 2021.
10.48*	Second Amended and Restated Limited Liability Company Agreement of Shields Health Solutions Parent, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 29, 2021.
10.49*	Seventh Amended and Restated Limited Liability Company Agreement of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 26, 2021.
10.50	Appointment and Waiver Agreement, dated as of November 24, 2021, by and among Walgreens Boots Alliance, Inc., WBA Acquisition 5, LLC and Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 26, 2021.

10.51	Delayed Draw Term Loan Credit Agreement, dated as of November 15, 2021, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance Inc.’s Current Report on Form 8-K (File No. 1-36759) filed on November 16, 2021.
10.52	5-Year Revolving Credit Facility, dated as of June 17, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders and L/C Issuers from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 21, 2022.
10.53	18-Month Revolving Credit Facility, dated as of June 17, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 21, 2022.
21	Subsidiaries of the Registrant.	Filed herewith.***
23.1	Consent of Deloitte & Touche LLP.	Filed herewith.***
23.2	Consent of Ernst & Young LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
99.4	AmerisourceBergen Corporation consolidated financial statements and schedule as of September 30, 2022 and 2021 and for the years ended September 30, 2022, 2021 and 2020; and Independent Registered Public Accounting Firms’ Reports as of September 30, 2022 and 2021 and for the years ended September 30, 2022, 2021 and 2020.
Incorporated by reference to Item 8. Financial Statements and supplementary data on pages 50 to 89 and Schedule II on page 101 to AmerisourceBergen’s Annual Report on Form 10-K for the year ended September 30, 2022.

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

*** Previously filed or furnished, as applicable, with the Original Form 10-K on October 13, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREENS BOOTS ALLIANCE, INC.

November 23, 2022	By:	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer