Form 10-Q
period 2022-11-30
Walgreens Boots Alliance, Inc.
filed 2023-01-05
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 30, 2022 was 862,503,554.

WBA Q1 2023 Form 10-Q

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	November 30, 2022	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,349	$1,358
Marketable securities	1,883	1,114
Accounts receivable, net	4,853	5,017
Inventories	9,322	8,353
Other current assets	1,115	1,059
Total current assets	19,523	16,902
Non-current assets:
Property, plant and equipment, net	11,450	11,729
Operating lease right-of-use assets	21,240	21,259
Goodwill	22,582	22,280
Intangible assets, net	10,612	10,730
Equity method investments (see Note 5)	4,426	5,495
Other non-current assets	3,042	1,730
Total non-current assets	73,352	73,222
Total assets	$92,875	$90,124

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$3,938	$1,059
Trade accounts payable (see Note 16)	12,184	11,255
Operating lease obligations	2,271	2,286
Accrued expenses and other liabilities	9,534	7,899
Income taxes	109	84
Total current liabilities	28,036	22,583
Non-current liabilities:
Long-term debt	7,789	10,615
Operating lease obligations	21,514	21,517
Deferred income taxes	1,319	1,442
Accrued litigation obligations	6,427	551
Other non-current liabilities	3,052	3,009
Total non-current liabilities	40,101	37,134
Commitments and contingencies (see Note 10)
Total liabilities	68,137	59,717
Redeemable non-controlling interests	157	1,042
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at November 30, 2022 and August 31, 2022	12	12
Paid-in capital	10,477	10,950
Retained earnings	33,664	37,801
Accumulated other comprehensive loss	(2,815)	(2,805)
Treasury stock, at cost; 310,171,383 shares at November 30, 2022 and 307,874,161 shares at August 31, 2022	(20,762)	(20,683)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	20,576	25,275
Non-controlling interests	4,006	4,091
Total equity	24,582	29,366
Total liabilities, redeemable non-controlling interests and equity	$92,875	$90,124
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2023 Form 10-Q	1

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended November 30, 2022
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2022	864,639,457	$12	$(20,683)	$10,950	$(2,805)	$37,801	$4,091	$29,366
Net loss	—	—	—	—	—	(3,721)	(72)	(3,793)
Other comprehensive loss, net of tax	—	—	—	—	(11)	—	—	(10)
Dividends declared and distributions	—	—	—	—	—	(415)	(44)	(459)
Treasury stock purchases	(4,438,228)	—	(150)	—	—	—	—	(150)
Employee stock purchase and option plans	2,141,006	—	71	(64)	—	—	—	6
Stock-based compensation	—	—	—	24	—	—	31	55
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(433)	—	—	—	(433)
November 30, 2022	862,342,235	$12	$(20,762)	$10,477	$(2,815)	$33,664	$4,006	$24,582

Three months ended November 30, 2021
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2021	865,373,636	$12	$(20,593)	$10,988	$(2,109)	$35,121	$402	$23,822
Net earnings (loss)	—	—	—	—	—	3,580	(27)	3,552
Other comprehensive loss, net of tax	—	—	—	—	(193)	—	(3)	(196)
Dividends declared and distributions	—	—	—	—	—	(415)	—	(415)
Treasury stock purchases	(3,179,750)	—	(154)	—	—	—	—	(154)
Employee stock purchase and option plans	1,648,490	—	47	(59)	—	—	—	(11)
Stock-based compensation	—	—	—	35	—	—	—	35
Business combination	—	—	—	—	—	—	3,944	3,944
Non-controlling interests contribution and other	—	—	—	2	—	—	—	2
November 30, 2021	863,842,376	$12	$(20,700)	$10,966	$(2,301)	$38,286	$4,316	$30,579

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2023 Form 10-Q	2

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended November 30,
	2022	2021
Sales	$33,382	$33,901
Cost of sales	26,429	26,326
Gross profit	6,953	7,574
Selling, general and administrative expenses	13,158	6,391
Equity earnings in AmerisourceBergen	53	100
Operating (loss) income	(6,151)	1,283
Other income, net	992	2,617
(Loss) earnings before interest and income tax (benefit) provision	(5,159)	3,900
Interest expense, net	110	86
(Loss) earnings before income tax (benefit) provision	(5,270)	3,814
Income tax (benefit) provision	(1,447)	275
Post-tax earnings (loss) from other equity method investments	7	(7)
Net (loss) earnings	(3,816)	3,531
Net loss attributable to non-controlling interests	(94)	(48)
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc.	$(3,721)	$3,580

Net (loss) earnings per common share:
Basic	$(4.31)	$4.13
Diluted	$(4.31)	$4.13

Weighted average common shares outstanding:
Basic	863.6	865.8
Diluted	863.6	867.6

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2023 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2022	2021
Comprehensive income:
Net (loss) earnings	$(3,816)	$3,531

Other comprehensive loss, net of tax:
Pension/post-retirement obligations	(5)	(5)
Unrealized (loss) gain on cash flow hedges	(2)	1
Net investment hedges (loss) gain	(29)	44
Movement on available for sale debt securities	—	(96)
Share of other comprehensive income (loss) of equity method investments	4	(46)
Currency translation adjustments	23	(94)
Total other comprehensive loss	(10)	(196)

Total comprehensive (loss) income	(3,826)	3,336

Comprehensive loss attributable to non-controlling interests	(94)	(51)

Comprehensive (loss) income attributable to Walgreens Boots Alliance, Inc.	$(3,732)	$3,387

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2023 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2022	2021
Cash flows from operating activities:
Net (loss) earnings	$(3,816)	$3,531
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	495	500
Deferred income taxes	(1,602)	164
Stock compensation expense	222	35
Earnings from equity method investments	(61)	(93)
Gain on previously held investment interests	—	(2,576)
Gain on sale of equity method investments	(969)	—
Other	(129)	95
Changes in operating assets and liabilities:
Accounts receivable, net	151	(127)
Inventories	(918)	(1,352)
Other current assets	(68)	(58)
Trade accounts payable	867	1,335
Accrued expenses and other liabilities	(269)	(399)
Income taxes	153	79
Accrued litigation obligations	6,494	—
Other non-current assets and liabilities	(58)	(36)
Net cash provided by operating activities	493	1,099
Cash flows from investing activities:
Additions to property, plant and equipment	(610)	(454)
Proceeds from sale-leaseback transactions	409	202
Proceeds from sale of other assets	2,068	—
Business, investment and asset acquisitions, net of cash acquired	(80)	(1,800)
Other	70	95
Net cash provided by (used for) investing activities	1,858	(1,958)
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	22	937
Proceeds from debt	17	7,940
Payments of debt	(11)	(4,444)
Stock purchases	(150)	(154)
Proceeds related to employee stock plans, net	6	19
Cash dividends paid	(415)	(413)
Other	(69)	(7)
Net cash (used for) provided by financing activities	(599)	3,877
Effect of exchange rate changes on cash, cash equivalents, marketable securities and restricted cash	4	(20)
Changes in cash, cash equivalents, marketable securities and restricted cash:
Net increase in cash, cash equivalents, marketable securities and restricted cash	1,756	2,998
Cash, cash equivalents, marketable securities and restricted cash at beginning of period	2,558	1,270
Cash, cash equivalents, marketable securities and restricted cash at end of period	$4,314	$4,268
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2023 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting policies

Basis of presentation
The Consolidated Condensed Financial Statements of Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Consolidated Condensed Financial Statements include all subsidiaries in which the Company holds a controlling interest and certain variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments in less than majority-owned companies if the investment provides the ability to exercise significant influence. All intercompany transactions have been eliminated.

The Consolidated Condensed Financial Statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2022, as amended by Form 10-K/A for the fiscal year ended August 31, 2022 filed on November 23, 2022.

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

Note 2. Acquisitions and other investments

VillageMD acquisition
On November 24, 2021, the Company completed the acquisition of Village Practice Management Company, LLC (“VillageMD”). Pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company purchased additional outstanding equity interests of VillageMD, increasing the Company’s total beneficial ownership in VillageMD’s outstanding equity interests from approximately 30% to approximately 63%, on a fully diluted basis, for a purchase price of $5.2 billion. The total purchase price was comprised of cash consideration of $4.0 billion and a promissory note of $1.2 billion. The cash consideration of $4.0 billion consisted of $2.9 billion paid to existing shareholders, including $1.9 billion paid to existing shareholders as part of the fully subscribed tender offer concluded on December 28, 2021, and $1.1 billion paid in exchange for new preferred units issued by VillageMD. Subject to notice being served, the Company has an option to prepay, and VillageMD has an option to require redemption of, the promissory note at any time. The promissory note is eliminated in consolidation within the Consolidated Condensed Balance Sheets.

The Company accounted for this acquisition as a business combination resulting in consolidation of VillageMD within the U.S. Healthcare segment in its financial statements. A non-controlling interest was recognized at fair value.

WBA Q1 2023 Form 10-Q	6

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As a result of this acquisition, in the three months ended November 30, 2021, the Company recognized a pre-tax gain in Other income, net in the Consolidated Condensed Statements of Earnings of $1,597 million related to the fair valuation of the Company’s previously held minority equity interest. The Company also recorded a pre-tax gain of $577 million in Other income, net in the Consolidated Condensed Statements of Earnings related to the conversion to equity of the Company’s previously held investment in convertible debt securities of VillageMD, reclassified from within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets. A majority of the gains did not generate a tax expense.

In the three months ended November 30, 2022, the Company completed the purchase price allocation and recorded certain deferred income tax related measurement period adjustments based on additional information, resulting in an increase to goodwill of $125 million.

The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation:
Total purchase price	$5,200
Less: purchase price for issuance of new preferred units at fair value [1]	(2,300)
Net consideration	2,900
Fair value of share-based compensation awards attributable to pre-combination services [2]	683
Fair value of previously held equity and debt	3,211
Fair value of non-controlling interest	3,257
Total	$10,051

Identifiable assets acquired and liabilities assumed:
Tangible assets [1]	$634
Intangible assets [3]	1,621
Liabilities	(370)
Total identifiable net assets	$1,885

Goodwill	$8,166
1.Comprised of cash consideration of $1.1 billion and a promissory note of $1.2 billion. This consideration was provided in exchange for the issuance of new preferred units by VillageMD. VillageMD’s tangible assets acquired exclude this $1.1 billion of cash and $1.2 billion promissory note receivable.
2.Primarily related to vested share-based compensation awards.
3.Intangibles acquired include primary care provider network, trade names and developed technology, with a fair value of $1.2 billion, $295 million and $76 million, respectively. Estimated useful lives are 15, 13 and 5 years, respectively.

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

The Company accounted for this acquisition as a business combination resulting in consolidation of Shields within the U.S. Healthcare segment in its financial statements. A non-controlling interest was recognized at fair value. Under the terms of the transaction agreements, the Company had an option to acquire the remaining equity interests of Shields in the future. Shields’ other equity holders also had an option to require the Company to purchase the remaining equity interests. Considering the contractual terms related to the non-controlling interests, it was classified as redeemable non-controlling interests in the Consolidated Condensed Balance Sheets upon acquisition.

WBA Q1 2023 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As a result of this acquisition, in the three months ended November 30, 2021, the Company remeasured its previously held minority equity interest in Shields at fair value resulting in a pre-tax gain of $402 million recognized in Other income, net in the Consolidated Condensed Statements of Earnings. A majority of the gain did not generate a tax expense.

In the three months ended November 30, 2022, the Company completed the purchase price allocation and recorded certain deferred income tax related measurement period adjustments based on additional information, resulting in an increase to goodwill of $72 million.

The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation:
Cash consideration	$969
Fair value of share-based compensation awards attributable to pre-combination services	13
Fair value of previously held equity interests	502
Fair value of non-controlling interests	589
Total	$2,074

Identifiable assets acquired and liabilities assumed:
Tangible assets	$84
Intangible assets [1]	1,060
Liabilities	(600)
Total identifiable net assets	$544

Goodwill	$1,529
1.Intangibles acquired include customer relationships, trade names and developed technology, with a fair value of $896 million, $47 million and $117 million, respectively. Estimated useful lives are 13, 13 and 5 years, respectively.

The goodwill represents anticipated future growth and expansion opportunities into new healthcare offerings.

On September 20, 2022, the Company announced the acceleration of its plans for full ownership of Shields. The Company entered into a definitive agreement to acquire the remaining 30% equity interest for approximately $1.4 billion of cash consideration. As a result, as of November 30, 2022, the redeemable non-controlling interest to be acquired was reclassified to Accrued expenses and other liabilities in the Consolidated Condensed Balance Sheets. On December 28, 2022, the Company completed the acquisition of the remaining 30% equity interest in Shields.

CareCentrix acquisition
On August 31, 2022, the Company completed the acquisition of CCX Next, LLC (“CareCentrix”). Pursuant to the terms and subject to the conditions set forth in the Membership Interest Purchase Agreement, the Company acquired approximately 55% controlling equity interest in CareCentrix, a leading player in the post-acute and home care management sectors, for cash consideration of $339 million. The cash consideration includes $12 million paid to employees, which was recognized as compensation expense by the Company.

The Company accounted for this acquisition as a business combination resulting in consolidation of CareCentrix within the U.S. Healthcare segment in its financial statements. A non-controlling interest was recognized at fair value. Under the terms of the transaction agreements, the Company had an option to acquire the remaining equity interests of CareCentrix in the future. CareCentrix’s other equity holders also had an option to require the Company to purchase the remaining equity interests. Considering the contractual terms related to the non-controlling interests, it was classified as redeemable non-controlling interests in the Consolidated Condensed Balance Sheets.

WBA Q1 2023 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
In the three months ended November 30, 2022, the Company recorded certain measurement period adjustments based on additional information, primarily related to acquired intangible assets and certain liabilities assumed, resulting in an increase to goodwill of $62 million. As of November 30, 2022, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and liabilities assumed. As such, the preliminary purchase price allocation will be subject to further refinement and may change. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified and liabilities assumed.

The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation:
Cash consideration [1]	$327
Contingent consideration	4
Fair value of share-based compensation awards attributable to pre-combination services	66
Fair value of non-controlling interests	217
Total	$614

Identifiable assets acquired and liabilities assumed:
Tangible assets	$358
Intangible assets [2]	426
Liabilities	(685)
Total identifiable net assets	$98

Goodwill	$515
1.Excludes $12 million of cash paid to employees, which was recognized as compensation expense by the Company.
2.Intangibles acquired include customer relationships, trade names and developed technology, with a fair value of $247 million, $93 million and $86 million, respectively. Estimated useful lives are 13, 13 and 5 years, respectively.

The goodwill represents anticipated future growth and expansion opportunities into new healthcare offerings.

On October 11, 2022, the Company announced the acceleration of its plans for full ownership of CareCentrix. The Company entered into a definitive agreement to acquire the remaining 45% equity interest for approximately $392 million of cash consideration, less transaction expenses. As a result, as of November 30, 2022, the redeemable non-controlling interest to be acquired was reclassified to Accrued expenses and other liabilities in the Consolidated Condensed Balance Sheets. The acquisition is expected to close in the third quarter of fiscal 2023.

Supplemental pro forma information
The following table represents unaudited supplemental pro forma consolidated sales for the three months ended November 30, 2021, as if the acquisitions of VillageMD, Shields and CareCentrix had occurred at the beginning of the period. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisitions occurred at the beginning of the period presented or results which may occur in the future.

Three months ended November 30,
(Unaudited, in millions)	2021
Sales	$34,564

WBA Q1 2023 Form 10-Q	9

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Actual sales of the acquired companies for the three months ended November 30, 2021, included in the Consolidated Condensed Statements of Earnings are as follows:

Three months ended November 30,
(in millions)	2021
Sales	$51

Pro forma net earnings of the Company, assuming the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

See Note 14. Segment reporting for further information.

Other acquisitions and investments
The Company acquired certain prescription files and related pharmacy inventory primarily in the United States (“U.S.”) for the aggregate purchase price of $55 million and $74 million during the three months ended November 30, 2022 and 2021, respectively.

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

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores, including plans to close approximately 350 Boots stores in the UK and approximately 450 to 500 stores in the U.S. As of November 30, 2022, the Company has closed 244 and 363 stores in the UK and U.S., respectively.

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

From the inception of the Transformational Cost Management Program to November 30, 2022, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $2.1 billion , which were primarily recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These charges included $681 million related to lease obligations and other real estate costs, $461 million in asset impairments, $739 million in employee severance and business transition costs and $219 million of information technology transformation and other exit costs.

WBA Q1 2023 Form 10-Q	10

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three months ended November 30, 2022 and 2021, respectively, were as follows (in millions):

Three months ended November 30, 2022	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$79	$—	$—	$79
Asset impairments	18	—	—	18
Employee severance and business transition costs	11	1	4	16
Information technology transformation and other exit costs	11	5	—	17
Total pre-tax exit and disposal charges	$119	$6	$4	$130

Three months ended November 30, 2021	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$87	$2	$—	$89
Asset impairments	15	25	—	40
Employee severance and business transition costs	20	10	7	37
Information technology transformation and other exit costs	1	7	1	9
Total pre-tax exit and disposal charges	$123	$44	$9	$175

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2022	$10	$—	$76	$27	$113
Costs	79	18	16	17	130
Payments	(19)	—	(24)	(10)	(53)
Other	(59)	(18)	—	—	(78)
Balance at November 30, 2022	$10	$—	$68	$35	$113

Note 4. Leases

The Company leases certain retail stores, clinics, warehouses, distribution centers, office space, land, and equipment. Initial terms for leased premises in the U.S. are typically 15 to 25 years, followed by additional terms containing renewal options at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options. Lease commencement is the date the Company has the right to control the property. The Company recognizes operating lease rent expense on a straight line basis over the lease term. In addition to minimum fixed rentals, some leases provide for contingent rentals based on sales volume.

WBA Q1 2023 Form 10-Q	11

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental balance sheet information related to leases were as follows (in millions):

Balance Sheet supplemental information:	November 30, 2022	August 31, 2022
Operating leases:
Operating lease right-of-use assets	$21,240	$21,259

Operating lease obligations - current	2,271	2,286
Operating lease obligations - non-current	21,514	21,517
Total operating lease obligations	$23,785	$23,803

Finance leases:
Right-of-use assets included in:
Property, plant and equipment, net	$641	$645

Lease obligations included in:
Accrued expenses and other liabilities	38	37
Other non-current liabilities	895	899
Total finance lease obligations	$933	$936

Supplemental income statement information related to leases were as follows (in millions):

	Three months ended November 30,
Statement of Earnings supplemental information:	2022	2021
Operating lease cost
Fixed	$813	$805
Variable [1]	192	205
Finance lease cost
Amortization	$11	$11
Interest	12	13

Sublease income	$29	$25
Impairment of right-of-use assets	67	68
Gain on sale and leaseback [2]	189	87

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.

WBA Q1 2023 Form 10-Q	12

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Other supplemental information was as follows (in millions):

	Three months ended November 30,
Other supplemental information:	2022	2021
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$828	$846
Operating cash flows from finance leases	11	12
Financing cash flows from finance leases	10	11
Total	$849	$869

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$602	$544
Finance leases	1	5
Total	$603	$549

Weighted average lease term and discount rate for real estate leases were as follows:

Weighted average lease terms and discount rates:	November 30, 2022	August 31, 2022
Weighted average remaining lease term in years
Operating leases	9.9	10.0
Finance leases	18.8	19.0

Weighted average discount rate
Operating leases	4.90%	4.83%
Finance leases	5.20%	5.19%

The aggregate future lease payments for operating and finance leases as of November 30, 2022 were as follows (in millions):

Future lease payments (fiscal years):	Finance lease	Operating lease
2023 (Remaining period)	$67	$2,606
2024	87	3,389
2025	86	3,285
2026	86	3,193
2027	86	3,104
2028	86	2,944
Later	956	11,824
Total undiscounted minimum lease payments	$1,453	$30,345
Less: Present value discount	520	6,560
Lease liability	$933	$23,785

WBA Q1 2023 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5. Equity method investments

Equity method investments were as follows (in millions, except percentages):

	November 30, 2022		August 31, 2022
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$2,877	20%	$3,916	25%
Others	1,548	4% - 50%	1,579	8% - 50%
Total	$4,426		$5,495

AmerisourceBergen investment
As of November 30, 2022 and August 31, 2022, the Company owned approximately 19.6% and 25.4%, respectively, of AmerisourceBergen common stock based on the share count publicly reported by AmerisourceBergen in its filings with the SEC.

On November 10, 2022, the Company sold 13.2 million shares of AmerisourceBergen common stock through a registered public offering and a concurrent share repurchase by AmerisourceBergen for total consideration of approximately $2.0 billion, decreasing the Company's ownership of AmerisourceBergen’s common stock from approximately 52.9 million shares, held at August 31, 2022, to approximately 39.6 million shares held as of November 30, 2022. The transaction resulted in the Company recording a pre-tax gain of $969 million in Other income, net in the Consolidated Condensed Statements of Earnings, including a $110 million loss reclassified from within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets.

On December 13, 2022, the Company sold 6.0 million shares of AmerisourceBergen common stock pursuant to Rule 144 and a concurrent share repurchase by AmerisourceBergen, for total consideration of approximately $984 million, decreasing the Company's ownership of AmerisourceBergen’s common stock from approximately 39.6 million shares, held at November 30, 2022, to approximately 33.7 million shares held as of January 5, 2023 reflecting approximately 16.7% of AmerisourceBergen outstanding common stock.

The Company accounts for its equity investment in AmerisourceBergen using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its U.S. Retail Pharmacy segment. Due to the timing and availability of financial information of AmerisourceBergen, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from AmerisourceBergen are reported as a separate line in the Consolidated Condensed Statements of Earnings. During the three months ended November 30, 2022 and 2021, the Company recognized equity earnings in AmerisourceBergen of $53 million and $100 million, respectively.

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at November 30, 2022 and August 31, 2022 was $6.8 billion and $7.7 billion, respectively. As of November 30, 2022 the carrying value of the Company’s investment in AmerisourceBergen exceeded its proportionate share of the net assets of AmerisourceBergen by $2.9 billion. This premium of $2.9 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments primarily include its U.S. investments in Option Care Health, through its subsidiary HC Group Holdings I, LLC (“HC Group Holdings”), and BrightSpring Health Services, and the Company’s investments in China in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd, Guangzhou Pharmaceuticals Corporation, and Nanjing Pharmaceutical Company Limited. On December 15, 2022, the Company sold its ownership interest in Guangzhou Pharmaceuticals Corporation for total consideration of approximately $150 million.

The Company reported $7 million of post-tax equity earnings and $7 million of post-tax equity losses from other equity method investments for the three months ended November 30, 2022 and 2021, respectively.

WBA Q1 2023 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
During the three months ended November 30, 2021, the Company acquired majority equity interests in VillageMD and Shields, both formerly accounted for as equity method investments. The Company accounted for these acquisitions as business combinations resulting in the remeasurement of its previously held minority equity interests and convertible debt securities at fair value resulting in pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively, recognized in Other income, net in the Consolidated Condensed Statements of Earnings. As a result of these transactions, the Company consolidated VillageMD and Shields within the U.S. Healthcare segment in its financial statements.

Note 6. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value.

Based on the analysis completed during fiscal 2022, as of the June 1, 2022 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 7% to approximately 198%. The Boots reporting unit's fair value was in excess of its carrying value by approximately 7%, compared to 18% as of June 1, 2021. As of November 30, 2022, the carrying value of goodwill within the Boots reporting unit was $919 million.

The fair values of indefinite-lived intangibles within the Boots reporting unit approximate their carrying values. As of November 30, 2022 and August 31, 2022, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $5.5 billion.

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

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

Goodwill roll forward:	U.S. Retail Pharmacy	International	U.S. Healthcare	Walgreens Boots Alliance, Inc.
August 31, 2022	$10,947	$1,293	$10,040	$22,280
Acquisitions	—	—	25	25
Adjustments [1]	—	—	258	258
Currency translation adjustments	—	19	—	19
November 30, 2022	$10,947	$1,312	$10,323	$22,582

1Includes measurement period adjustments related to acquisition of VillageMD, Shields and CareCentrix. See Note 2. Acquisitions and other investments for further information.

WBA Q1 2023 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets:	November 30, 2022	August 31, 2022
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,470	$4,619
Primary care provider network	1,247	1,247
Trade names and trademarks	768	760
Developed technology	435	436
Purchasing and payor contracts	15	15
Others	80	78
Total gross amortizable intangible assets	$7,015	$7,155

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,497	$1,548
Primary care provider network	84	64
Trade names and trademarks	263	246
Developed technology	74	56
Purchasing and payor contracts	4	4
Others	37	35
Total accumulated amortization	1,960	1,953
Total amortizable intangible assets, net	$5,055	$5,202

Indefinite-lived intangible assets
Trade names and trademarks	$4,342	$4,319
Pharmacy licenses	1,215	1,209
Total indefinite-lived intangible assets	$5,557	$5,528

Total intangible assets, net	$10,612	$10,730

1Includes purchased prescription files.

Amortization expense for intangible assets was $159 million and $165 million for the three months ended November 30, 2022, and 2021, respectively. Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at November 30, 2022 is as follows (in millions):

	2023 (Remaining period)	2024	2025	2026	2027	2028
Estimated annual amortization expense	$466	$603	$571	$553	$491	$441

WBA Q1 2023 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	November 30, 2022	August 31, 2022
Short-term debt
Credit facilities
Unsecured 364-day credit facility due 2023	1,000	1,000
Unsecured two-year credit facility due 2023	1,998	—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	848	—
Other [2]	91	59
Total short-term debt	$3,938	$1,059

Long-term debt
Credit facilities
Unsecured two-year credit facility due 2023	$—	$1,998
Unsecured three-year credit facility due 2024	999	999
$850 million note issuance [1]
0.9500% unsecured notes due 2023	—	848
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	498	498
4.100% unsecured notes due 2050	792	792
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,443	1,443
4.650% unsecured notes due 2046	318	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024	1,155	1,155
4.500% unsecured notes due 2034	301	301
4.800% unsecured notes due 2044	869	869
£700 million note issuance [1]
3.600% unsecured pound sterling notes due 2025	356	354
€750 million note issuance [1]
2.125% unsecured euro notes due 2026	772	752
$4 billion note issuance [3]
4.400% unsecured notes due 2042	263	263
Other [2]	23	26
Total long-term debt, less current portion	$7,789	$10,615
1Notes are unsecured and unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
2Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
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

WBA Q1 2023 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

$850 million Note Issuance
On November 17, 2021, the Company issued, in an underwritten public offering, $850 million of 0.95% Notes due 2023. The Notes contain a call option which allow for the Notes to be repaid, in full or in part, at 100% of the principal amount of the Notes to be redeemed, in each case plus accrued and unpaid interest.

Credit facilities

June 17, 2022, Revolving Credit Agreements
On June 17, 2022, the Company entered into a $3.5 billion unsecured five-year revolving credit facility and a $1.5 billion unsecured 18-month revolving credit facility, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2022 Revolving Credit Agreements”). Interest on borrowings under the revolving credit facilities accrues at applicable margins based on the Company's Index Debt Rating and ranges from 80 basis points to 150 basis points over specified benchmark rates for eurocurrency rate and Secured Overnight Financing Rate (“SOFR”) loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The five-year facility’s termination date is June 17, 2027, or earlier, subject to the Company's discretion to terminate the agreement. The 18-month facility’s termination date is December 15, 2023, or earlier, subject to the Company's discretion to terminate the agreement. As of November 30, 2022, there were no borrowings outstanding under the 2022 Revolving Credit Agreements.

November 15, 2021, Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). An aggregate amount of $3.0 billion or more of the November 2021 DDTL was drawn for the purpose of funding the consideration due for the purchase of the increased equity interest in VillageMD, and paying fees and expenses related to the foregoing, and the remainder can be used for general corporate purposes. The maturity dates on the 364 days loan, the two-year loan and the three-year loan are February 15, 2023, November 24, 2023 and November 24, 2024, respectively. As of November 30, 2022, there were $4.0 billion in borrowings outstanding under the November 2021 DDTL. Amounts borrowed under the November 2021 DDTL and repaid or prepaid may not be reborrowed.

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

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants. As of November 30, 2022, the Company was in compliance with all such applicable covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $69 million and $712 million at a weighted average interest rate of 3.75% and 0.25% for the three months ended November 30, 2022 and 2021, respectively.

Interest
Interest paid by the Company was $160 million and $153 million for the three months ended November 30, 2022 and 2021, respectively.

WBA Q1 2023 Form 10-Q	18

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

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

November 30, 2022	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$168	$3	Other current assets
Foreign currency forwards	5	—	Other non-current assets
Cross currency interest rate swaps	750	70	Other non-current assets
Foreign currency forwards	727	15	Other current liabilities
Foreign currency forwards	5	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$1,476	$22	Other current assets
Total return swap	178	5	Other current assets
Foreign currency forwards	2,520	41	Other current liabilities

August 31, 2022	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$448	$19	Other current assets
Cross currency interest rate swaps	150	12	Other current assets
Cross currency interest rate swaps	750	83	Other non-current assets
Foreign currency forwards	3	—	Other non-current assets
Foreign currency forwards	221	1	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$2,874	$49	Other current assets
Foreign currency forwards	1,098	6	Other current liabilities
Total return swap	183	6	Other current liabilities

Net investment hedges
The Company uses cross currency interest rate swaps and foreign currency forward contracts to hedge net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in Currency translation adjustments within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets.
Cash flow hedges
The Company may use foreign currency forwards and interest rate swaps to hedge the variability in forecasted transactions and cash flows of certain floating-rate debt. For qualifying cash flow hedges, changes in the fair value of the derivatives are recorded in Unrealized gain (loss) on cash flow hedges within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets, and released to the Consolidated Condensed Statements of Earnings when the hedged cash flows affect earnings.
Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks. The Company also utilizes total return swaps to economically hedge variability in compensation charges related to certain deferred compensation obligations.

WBA Q1 2023 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The income (expenses) due to changes in fair value of these derivative instruments were recognized in earnings as follows (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2022	2021
Foreign currency forwards	Selling, general and administrative expenses [1]	$—	$55
Total return swap	Selling, general and administrative expenses	4	(2)
Foreign currency forwards	Other income, net [1,2]	(18)	(1)

1.In fiscal 2023, certain expenses related to derivative instruments used as economic hedges, were presented as Other income, net within the Consolidated Condensed Statements of Earnings, whereas these expenses were recorded within Selling, general, and administrative expenses within the Consolidated Condensed Statements of Earnings in prior periods.
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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	November 30, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$1,883	$1,883	$—	$—
Cross currency interest rate swaps [2]	70	—	70	—
Foreign currency forwards [3]	25	—	25	—
Investments in debt securities [4]	45	—	45	—
Total return swaps	5	—	5	—
Liabilities:
Foreign currency forwards [3]	$55	$—	$55	$—

WBA Q1 2023 Form 10-Q	20

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$1,114	$1,114	$—	$—
Investments in debt securities [4]	130	—	130	—
Cross currency interest rate swaps [2]	96	—	96	—
Foreign currency forwards [3]	69	—	69	—
Investments in equity securities [5]	1	1	—	—
Liabilities:
Foreign currency forwards [3]	$7	$—	$7	$—
Total return swaps	6	—	6	—

1Money market funds are valued at the closing price reported by the fund sponsor and classified as marketable securities on the Consolidated Condensed Balance Sheets.
2The fair value of cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 8. Financial instruments, for additional information.
3The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 8. Financial instruments, for additional information.
4Includes investments in Treasury debt securities.
5Fair values of quoted investments are based on current bid prices.

There were no transfers between Levels for the three months ended November 30, 2022.

The carrying value of the Company's commercial paper and credit facilities approximated their respective fair values due to their short-term nature.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of November 30, 2022 the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $7.6 billion and $7.0 billion, respectively.

The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the November 30, 2022 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of November 30, 2022. See Note 7. Debt, for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

WBA Q1 2023 Form 10-Q	21

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

Litigation Relating to 2016 Goals
On December 29, 2014, a putative shareholder filed a derivative action in federal court in the Northern District of Illinois against certain current and former directors and officers of Walgreen Co. and Walgreen Co., as a nominal defendant, arising out of certain public statements the Company made regarding its former fiscal 2016 goals. (Cutler v. Wasson et al., No. 1:14-cv-10408 (N.D. Ill.)) The action asserts claims for breach of fiduciary duty, waste and unjust enrichment. On May 18, 2015, the case was stayed in light of a securities class action that was filed on April 10, 2015, described below. On November 3, 2016, the Court entered a stipulation and order extending the stay until the resolution of the securities class action. The securities class action was resolved on October 13, 2022, as described below. On November 8, 2022, the Court extended the stay in the derivative action until February 2023.

WBA Q1 2023 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.)) The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. The Company’s motion to dismiss the consolidated class action complaint filed on August 17, 2015 was granted in part and denied in part on September 30, 2016. The court granted plaintiff’s motion for class certification on March 29, 2018, and plaintiff filed a first amended complaint on December 19, 2018. A motion to dismiss the first amended complaint was granted in part and denied in part on September 23, 2019. Fact discovery and expert discovery have concluded. On November 2, 2021, the Court denied plaintiffs’ motion for summary judgment and granted in part and denied in part defendants’ cross motion. On March 2, 2022 the Court granted the Company’s motion to reconsider a portion of that ruling. On June 29, 2022 the Court granted preliminary approval of a settlement in the amount of $105 million and issued a final judgment order approving the settlement on October 13, 2022.

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

Claims Relating to Opioid Abuse
The Company is among an array of defendants in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated many of these cases in a consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-md-2804), which is pending in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”). The Company is a defendant in the following multidistrict litigation (MDL) bellwether cases:

•One case remanded to the U.S. District Court for the Northern District of California (City and Cnty. of San Francisco, et al. v. Purdue Pharma L.P., et al., Case No. 3:18-cv-07591-CRB). Following a bench trial, the court entered a liability finding against Walgreens in August 2022. The court scheduled a second trial regarding remedies for November 2022 to determine how much is to be paid, but that proceeding has been continued indefinitely. The Company has the right to appeal any judgment but is unable to predict the outcome relative to remedies or apportionment as well as the outcome of any appeal as the trial is ongoing.
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
•One case remanded to the U. S. District Court for the Eastern District of Oklahoma (The Cherokee Nation v. McKesson Corp., et al., Case No. 18-CV-00056-RAW-SPS), which has since been remanded to the District Court of Sequoyah County, Oklahoma, in a decision that is on appeal. The court has indicated that trial will commence in March 2023, although the parties have jointly requested a stay.
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

WBA Q1 2023 Form 10-Q	23

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

The Company also has been named as a defendant in numerous actions brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in the following states:

•New Mexico (State of New Mexico, ex rel. Hector Balderas, Attorney General v. Purdue Pharma L.P., et al., Case No. D-101-cv-2017-02541, First Judicial District Court, Santa Fe County, New Mexico - concluded in October 2022 and awaiting court ruling).
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
•Nevada (State of Nevada v. McKesson Corporation, et al., Case No. A-19-796755-B, Eighth Judicial District Court, Clark County, Nevada - May 2023).
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

The relief sought by various plaintiffs in these matters includes compensatory, abatement, restitution and punitive damages, as well as injunctive relief. Additionally, the Company has received from the U.S. Department of Justice (“DOJ”) and the Attorneys General of numerous states subpoenas, civil investigative demands, and other requests concerning opioid-related matters. The Company continues to communicate with the DOJ regarding purported violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing prescriptions for opioids and other controlled substances at its pharmacies nationwide.

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

On November 2, 2022, the Company announced that it had agreed to financial amounts and payment terms as part of settlement frameworks (the “Settlement Frameworks”) that have the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. Under the Settlement Frameworks with the Settling States and counsel for tribes, the Company announced that it expected to settle all opioid claims against it by such Settling States, their participating political subdivisions, and participating tribes for up to approximately $4.8 billion and $155 million, respectively in remediation payments to be paid out over 15 years. The Settlement Frameworks provide for the payment of up to approximately $754 million in attorneys’ fees and costs over 6 years beginning in year two of the Settlement Frameworks. The Settlement Frameworks include no admission of wrongdoing or liability by the Company.

WBA Q1 2023 Form 10-Q	24

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of November 30, 2022, the Company concluded that Settlement Framework discussions had advanced to a stage where a broad settlement of opioid claims by Settling States was probable, and for which the related loss was reasonably estimable. As a result of those conclusions and the Company’s ongoing assessment of other opioid-related claims, the Company recorded a $6.5 billion liability associated with the Settlement Frameworks and other opioid-related claims and litigation during the three months ended November 30, 2022. The settlement accrual is reflected in the Consolidated Condensed Statement of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment. The Company recorded $619 million and $5.9 billion of the estimated settlement liability in Accrued expenses and other current liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheet. Loss contingencies are highly subjective, the Company cannot predict if any agreement will become effective, and unpredictable or unfavorable developments can occur. The amount of the actual loss may differ materially from the accrual estimate.

On December 9, 2022, the Company committed the Settlement Frameworks to a proposed settlement agreement (the “Proposed Settlement Agreement”) that is contingent on (1) a sufficient number of Settling States, including those that have not sued, agreeing to the Proposed Settlement Agreement following a sign-on period, and (2) following a notice period, a sufficient number of political subdivisions within Settling States, including those that have not sued, agreeing to the Proposed Settlement Agreement (or otherwise having their claims foreclosed).

Should some States or their political subdivisions decline to participate in the Proposed Settlement Agreement, but the Company nonetheless concludes that sufficient participation exists to warrant going forward with the settlement, during both of the two sign-on periods, there will be a corresponding reduction in the amount due from the Company to account for the entities that do not participate. Those non-participating Settling States or political subdivisions would be entitled to pursue their claims against the Company.

The Company cannot predict if or when the Proposed Settlement Agreement will become effective. The Company will continue to vigorously defend against any litigation not covered by the Proposed Settlement Agreement, including private plaintiff litigation. The Company continues to believe it has strong legal defenses and appellate arguments in all of these cases.

Note 11. Income taxes

The effective tax rate for the three months ended November 30, 2022 was a benefit of 27.5%, primarily due to a reduction in the valuation allowance and impact of the opioid-related claims and litigation. The Company recognized a tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized in the current period against capital gains recognized on the sale of shares in AmerisourceBergen and based on forecasted capital gains. See Note 5. Equity method investments for further information. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the three months ended November 30, 2022. See Note 10. Commitments and contingencies for further information.

The effective tax rate for the three months ended November 30, 2021 was an expense of 7.2%, primarily due to lower tax expense on gains from consolidation of the Company’s investment in VillageMD and Shields, as a portion of these gains were not subject to tax. See Note 2. Acquisitions and other investments for further information.

Income taxes paid for the three months ended November 30, 2022 and 2021 were $5 million and $34 million, respectively.

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

WBA Q1 2023 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Components of net periodic pension income for the defined benefit pension plans (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2022	2021
Service costs	Selling, general and administrative expenses	$1	$1
Interest costs	Other income, net	59	39
Expected returns on plan assets/other	Other income, net	(75)	(74)
Total net periodic pension income		$(15)	$(33)

The Company made cash contributions to its defined benefit pension plans of $1 million for the three months ended November 30, 2022, which primarily related to committed payments. The Company plans to contribute an additional $35 million to its defined benefit pension plans during the remainder of fiscal 2023.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision is an expense of $65 million and $69 million for the three months ended November 30, 2022 and 2021, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is UK based to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statement of Earnings was $20 million and $25 million for the three months ended November 30, 2022 and 2021, respectively.

Note 13. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (loss) (“AOCI”) by component and net of tax for the three months ended November 30, 2022 and 2021 (in millions):

	Pension/ post-retirement obligations	Unrealized loss on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale securities	Share of OCI of equity method investments	Currency translation adjustments	Total
Balance at August 31, 2022	$(157)	$(3)	$213	$1	$(254)	$(2,605)	$(2,805)
Other comprehensive (loss) income before reclassification adjustments	—	(2)	(39)	(1)	(103)	22	(123)
Amounts reclassified from AOCI	(7)	—	—	—	110	—	103
Tax benefit (provision)	2	—	9	—	(3)	—	9
Net change in other comprehensive (loss) income	(5)	(2)	(29)	—	4	22	(11)
Balance at November 30, 2022	$(162)	$(5)	$183	$1	$(250)	$(2,583)	$(2,815)

WBA Q1 2023 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale securities	Share of AOCI of equity method investments	Currency translation adjustments	Total
Balance at August 31, 2021	$(359)	$(10)	$(35)	$96	$(29)	$(1,772)	$(2,109)
Other comprehensive (loss) income before reclassification adjustments	(1)	1	53	450	(60)	(88)	356
Amounts reclassified from AOCI	(5)	1	—	(577)	—	(4)	(585)
Tax benefit (provision)	1	—	(9)	31	14	—	37
Net change in other comprehensive (loss) income	(5)	1	44	(96)	(46)	(91)	(193)
Balance at November 30, 2021	$(364)	$(9)	$9	$—	$(74)	$(1,863)	$(2,301)

Note 14. Segment reporting

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

U.S. Healthcare
The Company’s U.S. Healthcare segment is a consumer-centric, technology-enabled healthcare business that engages consumers through a personalized, omni-channel experience across the care journey. The U.S. Healthcare segment delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

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

WBA Q1 2023 Form 10-Q	27

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in “Corporate and Other”.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended November 30,
	2022	2021
Sales:
U.S. Retail Pharmacy	$27,204	$28,032
International	5,189	5,818
U.S. Healthcare	989	51
Walgreens Boots Alliance, Inc.	$33,382	$33,901

Adjusted operating income (Non-GAAP measure):
U.S. Retail Pharmacy	$1,105	$1,690
International	116	164
U.S. Healthcare	(152)	(13)
Corporate and Other	(56)	(63)
Walgreens Boots Alliance, Inc.	$1,014	$1,777

The following table reconciles adjusted operating income to operating income (in millions):

	Three months ended November 30,
	2022	2021
Adjusted operating income (Non-GAAP measure)	$1,014	$1,777
Certain legal and regulatory accruals and settlements	(6,554)	—
Acquisition-related amortization	(330)	(165)
Transformational cost management	(138)	(203)
Adjustments to equity earnings in AmerisourceBergen	(86)	(43)
Acquisition-related costs	(39)	(71)
LIFO provision	(18)	(14)
Operating (loss) income (GAAP measure)	$(6,151)	$1,283

WBA Q1 2023 Form 10-Q	28

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 15. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended November 30,
	2022	2021
U.S. Retail Pharmacy
Pharmacy	$20,218	$21,105
Retail	6,986	6,927
Total	27,204	28,032

International
Pharmacy	867	1,017
Retail	1,650	1,796
Wholesale	2,672	3,005
Total	5,189	5,818

U.S. Healthcare	989	51

Walgreens Boots Alliance, Inc.	$33,382	$33,901

See Note 18. Supplemental information for further information on receivables from contracts with customers.

Note 16. Related parties

The Company has a long-term pharmaceutical distribution agreement with AmerisourceBergen pursuant to which the Company sources branded and generic pharmaceutical products from AmerisourceBergen. Additionally, AmerisourceBergen receives sourcing services for generic pharmaceutical products.

Related party transactions with AmerisourceBergen (in millions):

	Three months ended November 30,
	2022	2021
Purchases, net	$15,440	$15,791

	November 30, 2022	August 31, 2022
Trade accounts payable, net of Trade accounts receivable	$6,961	$6,915

Note 17. New accounting pronouncements

Adoption of new accounting pronouncements

Disclosures by business entities about government assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. This ASU requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The Company adopted the new standard effective September 1, 2022, and the adoption did not impact the Company's disclosures within these consolidated condensed financial statements.

WBA Q1 2023 Form 10-Q	29

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

Note 18. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $3.7 billion and $4.0 billion at November 30, 2022 and August 31, 2022, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen, were $1.2 billion and $1.1 billion at November 30, 2022 and August 31, 2022, respectively. See Note 16. Related parties for further information.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended November 30,
	2022	2021
Depreciation expense	$336	$335
Intangible assets amortization	159	165
Total depreciation and amortization expense	$495	$500

Accumulated depreciation and amortization on property, plant and equipment was $12.9 billion at November 30, 2022 and $12.8 billion at August 31, 2022.

WBA Q1 2023 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. The following represents a reconciliation of Cash and cash equivalents in the Consolidated Condensed Balance Sheets to total Cash, cash equivalents, marketable securities and restricted cash in the Consolidated Condensed Statements of Cash Flows as of November 30, 2022 and August 31, 2022, respectively (in millions):

	November 30, 2022	August 31, 2022
Cash and cash equivalents	$2,349	$1,358
Marketable securities	1,883	1,114
Restricted cash - (included in other current assets)	82	86
Cash, cash equivalents, marketable securities and restricted cash	$4,314	$2,558

Redeemable non-controlling interest
The following represents a roll forward of the redeemable non-controlling interest in the Consolidated Condensed Balance Sheets (in millions):

	Three months ended November 30,
	2022	2021
Opening balance	$1,042	$319
Acquisition of non-controlling interests [1]	—	2,489
Net loss attributable to Redeemable non-controlling interests	(22)	(21)
Redemption price adjustments [2]	440	7
Reclassifications to Accrued expenses and other liabilities [3]	(1,314)	—
Other	12	(8)
Ending balance	$157	$2,787

1.The three months ended November 30, 2021 includes $1.9 billion of redeemable non-controlling interest representing the maximum purchase price to redeem non-controlling units in VillageMD for cash. On November 24, 2021, VillageMD commenced a tender offer to purchase up to $1.9 billion of units in VillageMD for cash. As of November 24, 2021, the Company recorded the $1.9 billion as redeemable non-controlling interest. The tender offer was fully subscribed and settled on December 28, 2021. The tender offer was funded by cash proceeds provided to VillageMD pursuant to the Unit Purchase Agreement.
2.Remeasurement of non-controlling interests, probable of redemption but not currently redeemable, to their redemption value, is recorded to Paid in capital in the Consolidated Condensed Balance Sheets. During the three months ended November 30, 2022, the Company announced the acceleration of its plans for full ownership of Shields and CareCentrix. The Shields and CareCentrix redeemable non-controlling interests were recorded to redemption value.
3.Represents the reclassification of the Shields and CareCentrix redeemable non-controlling interests resulting from acceleration of the Company's plans for full ownership of Shields and CareCentrix.

See Note 2. Acquisitions and other investments for further information.

WBA Q1 2023 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. During the three months ended November 30, 2022 and November 30, 2021 there were 19.3 million and 16.1 million weighted outstanding options, respectively, to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation.

Due to the anti-dilutive effect resulting from the reported net loss, an incremental 2.6 million of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for the three months ended November 30, 2022.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2022	2021
November	$0.4800	$0.4775

Note 19. Subsequent events

Acquisition of Summit Health-CityMD
On November 7, 2022, VillageMD entered into an Agreement and Plan of Merger (as amended, “the Agreement”) to acquire all of the outstanding equity interests in WP CityMD TopCo (“Summit Health-CityMD”).

On January 3, 2023, VillageMD, through its parent company following an internal reorganization, completed the acquisition of Summit Health-CityMD in exchange for $7.0 billion aggregate consideration, consisting of $4.85 billion of cash consideration paid, $2.05 billion in Preferred Units of VillageMD issued to Summit Health-CityMD equity holders and $100 million of cash to be paid one year following closing. In addition, VillageMD paid off approximately $1.9 billion in net debt of Summit Health-CityMD. In connection with the Agreement, and in order to finance the acquisition, the Company and Cigna Health & Life Insurance Company (“Cigna”) acquired Preferred Units of VillageMD in exchange for $1.75 billion and $2.5 billion in aggregate consideration, respectively. Following the Summit Health-CityMD acquisition, the Company remains the largest and consolidating equity holder of VillageMD with ownership of approximately 53% of the outstanding equity interests on a fully diluted basis.

Further, on January 3, 2023, the Company entered into a credit agreement with VillageMD pursuant to which the Company provided VillageMD senior secured credit facilities in the aggregate amount of $2.25 billion, consisting of (i) a senior secured term loan facility in an aggregate original principal amount of $1.75 billion to support the acquisition of Summit Health-CityMD; and (ii) a senior secured revolving credit facility in an aggregate original committed amount of $500 million available for general corporate purposes. In connection with the issuance of the senior secured credit facilities, the Company received a $220 million credit for certain fees payable by VillageMD in the form of Preferred Units of VillageMD. The intercompany senior secured credit facilities will eliminate in consolidation.

Delayed Draw Term Loan Credit Agreement
On December 19, 2022, the Company entered into a $1.0 billion senior unsecured delayed draw term loan credit agreement (the “Credit Agreement”). The Credit Agreement was fully drawn to fund the investment in VillageMD and matures on January 3, 2026. Borrowings under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate, the term SOFR or the daily SOFR, in each case, plus an applicable margin. The applicable margin is in each case based on the rating of the Company’s corporate debt obligations as determined by Moody’s or S&P. Amounts borrowed under the Credit Agreement and repaid or prepaid may not be reborrowed.

WBA Q1 2023 Form 10-Q	32

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of the Company's financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2022 as amended by Form 10-K/A for the fiscal year ended August 31, 2022 filed on November 23, 2022 (the “2022 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements that involve risks and uncertainties. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” below and in Item 1A, Risk factors, in our 2022 10-K. References herein to the “Company,” “we,” “us,” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

Certain amounts in the management's discussion and analysis of financial condition and results of operations may not add due to rounding. All percentages have been calculated using unrounded amounts for each of the periods presented.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. and its subsidiaries (“Walgreens Boots Alliance” or the “Company”), is an integrated healthcare, pharmacy and retail leader serving millions of customers and patients every day, with a 170-year heritage of caring for communities. Its operations are conducted through three reportable segments:
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of COVID-19 on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws, including United States (“U.S.”) and the United Kingdom (“UK”) tax law changes; changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes in general economic conditions in the markets in which the Company operates.

Specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S., a significant portion of which is dispensed outside of traditional retail pharmacies. To better serve the evolving specialty pharmacy market, in March 2017, the Company and Prime Therapeutics LLC (“Prime”), a PBM, closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, using an innovative model that sought to align pharmacy, PBM, and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. On December 31, 2021, the Company purchased Prime's portion of the joint venture and now wholly owns the joint venture, which was renamed AllianceRx Walgreens. Certain clients of AllianceRx Walgreens are not obligated to contract through AllianceRx Walgreens, and have in the past, and may in the future, enter into specialty pharmacy and other agreements without involving AllianceRx Walgreens. Certain clients have chosen not to renew their contracts through AllianceRx Walgreens which impacts gross sales. However, considering the relatively low margin nature of this business, the Company does not anticipate this will have a material impact on operating income.

WBA Q1 2023 Form 10-Q	33

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Opioid litigation settlements
On November 2, 2022, the Company announced that it had agreed to financial amounts and payment terms as part of settlement frameworks (the “Settlement Frameworks”) that have the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. The Company recorded a $6.5 billion liability associated with the Settlement Frameworks and other opioid-related claims and litigation during the three months ended November 30, 2022. The settlement accrual is reflected in the Consolidated Condensed Statement of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment. The Company recorded $619 million and $5.9 billion of the estimated settlement liability in Accrued expenses and other current liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheet.

See Note 10. Commitments and contingencies to the Consolidated Condensed Financial Statements for further information.

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

See Note 14. Segment reporting to the Consolidated Condensed Financial Statements for further information.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

RECENT TRANSACTIONS

Shields acquisition
On December 28, 2022 the Company acquired the remaining 30% equity interest in Shields for approximately $1.4 billion of cash consideration. See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

CareCentrix acquisition
On October 11, 2022, the Company announced the acceleration of its plans to acquire the remaining 45% equity interest of CareCentrix for approximately $392 million of cash consideration. The transaction is expected to close by the third quarter of fiscal 2023. See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

WBA Q1 2023 Form 10-Q	34

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Summit Health-CityMD acquisition
On January 3, 2023, VillageMD, through its parent company following an internal reorganization, completed the acquisition of Summit Health-CityMD in exchange for $7.0 billion aggregate consideration, consisting of $4.85 billion of cash consideration paid, $2.05 billion in Preferred Units of VillageMD issued to Summit Health-CityMD equity holders and $100 million of cash to be paid one year following closing. In addition, VillageMD paid off approximately $1.9 billion in net debt of Summit Health-CityMD. Pursuant to the terms and conditions of the transaction, the Company and Cigna acquired Preferred Units of VillageMD in exchange for $1.75 billion and $2.5 billion in aggregate consideration, respectively. The Company also entered into a credit agreement with VillageMD pursuant to which the Company provided VillageMD senior secured credit facilities in the aggregate amount of $2.25 billion, consisting of (i) a senior secured term loan facility in an aggregate original principal amount of $1.75 billion to support the acquisition of Summit Health-CityMD; and (ii) a senior secured revolving credit facility in an aggregate original committed amount of $500 million available for general corporate purposes. In connection with the issuance of the senior secured credit facilities, the Company received a $220 million credit for certain fees payable by VillageMD in the form of Preferred Units of VillageMD. The intercompany senior secured credit facilities will eliminate in consolidation. See Note 19. Subsequent events to the Consolidated Condensed Financial Statements for further information.

Sale of AmerisourceBergen common stock
On November 10, 2022, the Company sold 13.2 million shares of AmerisourceBergen Corporation (“AmerisourceBergen”) common stock through a registered public offering and a concurrent share repurchase by AmerisourceBergen for total consideration of approximately $2.0 billion.

On December 13, 2022, the Company sold 6.0 million shares of AmerisourceBergen common stock for total consideration of approximately $984 million. See Note 5. Equity method investments to the Consolidated Condensed Financial Statements for further information.

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

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores, including plans to close approximately 350 Boots stores in the UK and approximately 450 to 500 stores in the U.S. As of November 30, 2022, the Company has closed 244 and 363 stores in the UK and U.S., respectively.

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

WBA Q1 2023 Form 10-Q	35

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to the Transformational Cost Management Program as follows:

Transformational Cost Management Program Activities	Range of Charges
Lease obligations and other real estate costs [1]	$1,250 to 1,350 million
Asset impairments [2]	$750 to 800 million
Employee severance and business transition costs	$1,025 to 1,075 million
Information technology transformation and other exit costs	$300 to 350 million
Total cumulative pre-tax exit and disposal charges	$3.3 to 3.6 billion
Other IT transformation costs	$275 to 325 million
Total estimated pre-tax charges	$3.6 to 3.9 billion

1 Includes impairments relating to operating lease right-of-use and finance lease assets.
2 Primarily related to store closures and other asset impairments.

From the inception of the Transformational Cost Management Program to November 30, 2022, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $2.4 billion, of which $2.1 billion is recorded as exit and disposal activities, See Note 3. Exit and disposal activities, to the Consolidated Condensed Financial Statements for additional information. These charges included $681 million related to lease obligations and other real estate costs, $461 million in asset impairments, $739 million in employee severance and business transition costs and $219 million of information technology transformation and transformation and other exit costs and $280 million in other information technology costs.

Costs under the Transformational Cost Management Program, which were primarily recorded in Selling, general and administrative expenses were as follows (in millions):

Three months ended November 30, 2022	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$79	$—	$—	$79
Asset impairments	18	—	—	18
Employee severance and business transition costs	11	1	4	16
Information technology transformation and other exit costs	11	5	—	17
Total pre-tax exit and disposal charges	$119	$6	$4	$130
Other IT transformation costs	8	1	—	8
Total pre-tax charges	$127	$7	$4	$138

Three months ended November 30, 2021	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$87	$2	$—	$89
Asset impairments	15	25	—	40
Employee severance and business transition costs	20	10	7	37
Information technology transformation and other exit costs	1	7	1	9
Total pre-tax exit and disposal charges	$123	$44	$9	$175
Other IT transformation costs	18	10	—	27
Total pre-tax charges	$141	$53	$9	$203

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary note regarding forward-looking statements” below.

WBA Q1 2023 Form 10-Q	36

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended November 30,
	2022	2021
Sales	$33,382	$33,901
Gross profit	6,953	7,574
Selling, general and administrative expenses	13,158	6,391
Equity earnings in AmerisourceBergen	53	100
Operating (loss) income (GAAP)	(6,151)	1,283
Adjusted operating income (Non-GAAP measure) [1]	1,014	1,777
(Loss) earnings before interest and income tax (benefit) provision	(5,159)	3,900
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	(3,721)	3,580
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	1,004	1,455
Diluted net (loss) earnings per common share (GAAP)	(4.31)	4.13
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	1.16	1.68

	Percentage increases (decreases)
	Three months ended November 30,
	2022	2021
Sales	(1.5)	7.8
Gross profit	(8.2)	14.2
Selling, general and administrative expenses	105.9	10.4
Operating (loss) income (GAAP)	NM	NM
Adjusted operating income (Non-GAAP measure) [1]	(42.9)	48.5
(Loss) earnings before interest and income tax (benefit) provision	NM	NM
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	NM	NM
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	(31.0)	53.5
Diluted net (loss) earnings per common share (GAAP)	NM	NM
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	(30.8)	53.2

	Percent to sales
	Three months ended November 30,
	2022	2021
Gross margin	20.8	22.3
Selling, general and administrative expenses	39.4	18.9

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WBA Q1 2023 Form 10-Q	37

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings
Net loss attributable to the Company for the three months ended November 30, 2022 was    $3.7 billion compared to net earnings of $3.6 billion for the year-ago quarter. Diluted net loss per share was $4.31 compared to diluted net earnings per share of $4.13 for the year-ago quarter. The decreases in net earnings and diluted net earnings per share reflect the $5.2 billion after-tax charge for opioid-related claims and litigation, partly offset by the $931 million after-tax gain from the partial sale of the Company's equity method investment in AmerisourceBergen in the three months ended November 30, 2022, compared to the $2.5 billion after-tax gain on the Company's investments in VillageMD and Shields in the year-ago quarter. Additionally, the decrease reflects lower COVID-19 vaccination volumes, continued reimbursement pressure and planned labor investments, partly offset by improved higher retail gross profit from higher sales and gross margin expansion.

Other income, net for the three months ended November 30, 2022 was $1.0 billion compared to $2.6 billion for the year-ago quarter. The decrease in other income is mainly due to the gains on the Company's investments in VillageMD and Shields in the year-ago quarter, partly offset by the $1.0 billion pre-tax gain from the partial sale of the Company's equity method investment in AmerisourceBergen.

Interest expense, net was $110 million and $86 million for the three months ended November 30, 2022 and 2021, respectively. The increase in interest expense was primarily the result of higher credit facility drawdowns in the current period.

The Company's effective tax rate for the three months ended November 30, 2022 was a benefit of 27.5 percent, primarily due to a reduction in the valuation allowance and impact of the opioid-related claims and litigation. Additionally, the Company recognized a tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized in the current period against capital gains recognized on the sale of shares in AmerisourceBergen and based on forecasted capital gains. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the three months ended November 30, 2022. The effective tax rate for the three months ended November 30, 2021 was an expense of 7.2 percent, primarily due to lower tax expense on gains from consolidation of the Company’s investment in VillageMD and Shields, as a portion of these gains is not subject to tax.

Adjusted net earnings (Non-GAAP measure)
Adjusted net earnings attributable to the Company for the three months ended November 30, 2022 decreased 31.0 percent to $1.0 billion compared with the year-ago quarter. Adjusted diluted net earnings per share for the three months ended November 30, 2022 decreased 30.8 percent to $1.16 compared with the year-ago quarter.

Excluding the impact of currency translation, the decrease in adjusted net earnings for the three months ended November 30, 2022 primarily reflects lower volumes of COVID-19 vaccinations and testing, planned payroll and IT investments in U.S. Retail Pharmacy, and growth investments in U.S Healthcare, partly offset by improved retail contributions in the U.S. Retail Pharmacy and International segments and the favorable impact of a lower tax rate compared with the year-ago quarter due to reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

WBA Q1 2023 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended November 30,
	2022	2021
Sales	$27,204	$28,032
Gross profit	5,886	6,347
Selling, general and administrative expenses	11,698	5,091
Equity earnings in AmerisourceBergen	53	100
Operating (loss) income (GAAP)	(5,758)	1,356
Adjusted operating income (Non-GAAP measure) [1]	1,105	1,690

Number of prescriptions [2]	211.3	218.0
30-day equivalent prescriptions [2,3]	311.6	313.8
Number of locations at period end	8,817	8,942

	Percentage increases (decreases)
	Three months ended November 30,
	2022	2021
Sales	(3.0)	3.2
Gross profit	(7.3)	12.6
Selling, general and administrative expenses	129.8	6.7
Operating (loss) income (GAAP)	NM	NM
Adjusted operating income (Non-GAAP measure) [1]	(34.6)	46.3

Comparable sales [4]	3.8	7.9
Pharmacy sales	(4.2)	1.1
Comparable pharmacy sales [4]	4.8	6.8
Retail sales	0.8	10.1
Comparable retail sales [4]	1.4	10.6
Comparable number of prescription [2,4]	(3.1)	7.1
Comparable 30-day equivalent prescriptions [2,3,4]	—	6.2

	Percent to sales
	Three months ended November 30,
	2022	2021
Gross margin	21.6	22.6
Selling, general and administrative expenses	43.0	18.2

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

WBA Q1 2023 Form 10-Q	39

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

Sales for the three months ended November 30, 2022 compared to three months ended November 30, 2021
Sales for the three months ended November 30, 2022 decreased by 3.0 percent to $27.2 billion. Comparable sales increased by 3.8 percent for the three months ended November 30, 2022.

Pharmacy sales decreased by 4.2 percent for the three months ended November 30, 2022 and represented 74.3 percent of the segment’s sales. Pharmacy sales were negatively impacted by a 7.8 percentage point headwind from AllianceRx Walgreens. The pharmacy sales decrease for three months ended November 30, 2022, compares to sales growth of 1.1% in the year-ago quarter, which included a significant contribution from COVID-19 vaccinations and testing. For the three months ended November 30, 2021, pharmacy sales increased 1.1 percent and represented 75.3 percent of the segment’s sales. Comparable pharmacy sales increased 4.8 percent for the three months ended November 30, 2022, benefiting from higher branded drug inflation, compared to an increase of 6.8 percent in the year-ago quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs, reduced pharmacy sales by 0.5 percent for the three months ended November 30, 2022 compared to a reduction of 0.3 percent in the year-ago quarter. The effect of generics on segment sales was a reduction of 0.4 percent for the three months ended November 30, 2022 compared to a reduction of 0.2 percent in the year-ago quarter. Within comparable pharmacy sales, 30-day equivalent prescriptions filled during the three months ended November 30, 2022 were flat compared to the year-ago quarter.

Retail sales increased by 0.8 percent for the three months ended November 30, 2022 and were 25.7 percent of the segment’s sales. In comparison, in the year-ago quarter, retail sales increased by 10.1 percent and comprised 24.7 percent of the segment’s sales. Comparable retail sales increased 1.4 percent in the three months ended November 30, 2022 and 10.6 percent in the year-ago quarter. The increase in comparable retail sales in the current quarter was primarily driven by strong cough, cold, and flu sales, and strength in the beauty and personal care categories, benefiting from owned brand offerings and improved inventory availability, partially offset by lower sales of over the counter test kits.

Operating loss for the three months ended November 30, 2022 compared to operating income for the three months ended November 30, 2021
Gross profit was $5.9 billion for the three months ended November 30, 2022 compared to $6.3 billion in the year-ago quarter. Gross profit decreased 7.3 percent, primarily driven by lower contributions from COVID-19 vaccinations and testing, and reimbursement net of procurement savings, partially offset by higher retail gross profit from higher sales and gross margin expansion.

Selling, general and administrative expenses as a percentage of sales were 43.0 percent for the three months ended November 30, 2022 and 18.2 percent for the three months ended November 30, 2021. The increase is primarily driven by the charge for opioid-related claims and litigation, increased labor investments, and incremental IT and digital investments, partly offset by cost savings from the Transformational Cost Management Program.

Operating loss for the three months ended November 30, 2022 was $5.8 billion, including $53 million of operating income from the Company's share of equity earnings in AmerisourceBergen. This compared to $1.4 billion of operating income in the year-ago quarter, including $100 million from Company's share of equity earnings in AmerisourceBergen. The decrease was primarily driven by a $6.5 billion pre-tax charge for opioid-related claims and litigation, lower COVID-19 vaccination volumes, continued reimbursement pressure, and planned labor investments, partially offset by improved retail gross profit from higher sales and gross margin expansion.

WBA Q1 2023 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2022 and 2021
Adjusted operating income for the three months ended November 30, 2022 decreased by 34.6 percent to $1.1 billion. The decrease was primarily due to lower COVID-19 vaccination volumes, continued reimbursement pressure and planned labor investments, partly offset by improved retail gross profit from higher sales and gross margin expansion.

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

The International segment operates in currencies other than the U.S. dollar, including the British pound sterling, euro, Chilean peso and Mexican peso and therefore the segment’s results are impacted by movements in foreign currency exchange rates. See Item 3, Quantitative and qualitative disclosure about market risk, for further information on currency risk.

The Company presents certain information related to operating results in “constant currency,” which is a non-GAAP financial measure. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency exclude the effects of fluctuations in foreign currency exchange rates. See “--Non-GAAP Measures.”

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended November 30,
	2022	2021
Sales	$5,189	$5,818
Gross profit	1,050	1,207
Selling, general and administrative expenses	944	1,153
Operating income (GAAP)	106	54
Adjusted operating income (Non-GAAP measure) [1]	116	164

Number of locations at period end	3,978	4,020

	Percentage increases (decreases)
	Three months ended November 30,
	2022	2021
Sales	(10.8)	35.8
Gross profit	(13.0)	21.9
Selling, general and administrative expenses	(18.2)	21.1
Operating income (GAAP)	96.5	39.8
Adjusted operating income (Non-GAAP measure) [1]	(28.9)	89.0

Comparable sales in constant currency [2]	5.9	12.0
Pharmacy sales	(14.7)	13.6
Comparable pharmacy sales in constant currency [2]	1.2	9.2
Retail sales	(8.1)	18.0
Comparable retail sales in constant currency [2]	8.7	13.7

WBA Q1 2023 Form 10-Q	41

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended November 30,
	2022	2021
Gross margin	20.2	20.7
Selling, general and administrative expenses	18.2	19.8

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

Sales for the three months ended November 30, 2022 compared to three months ended November 30, 2021
Sales for the three months ended November 30, 2022 decreased 10.8 percent to $5.2 billion. The adverse impact of currency translation on sales was 15.4 percentage points. Comparable sales in constant currency, increased 5.9 percent, mainly due to higher sales in Boots UK.

Pharmacy sales decreased 14.7 percent in the three months ended November 30, 2022 and represented 16.7 percent of the segment’s sales. The adverse impact of currency translation on pharmacy sales was 13.8 percentage points. Comparable pharmacy sales in constant currency increased 1.2 percent compared to the year ago-quarter, reflecting stronger pharmacy volumes in Mexico and Chile, partially offset by lower comparable pharmacy sales in the UK, due to lower demand for COVID-19 services compared to the year ago-quarter.

Retail sales decreased 8.1 percent for the three months ended November 30, 2022 and represented 31.8 percent of the segment’s sales. The adverse impact of currency translation on retail sales was 16.5 percentage points. Comparable retail sales in constant currency increased 8.7 percent reflecting higher retail sales in the UK, including the impact of the ongoing recovery in store footfall, especially in larger stores and travel locations, compared to pre-COVID-19 levels.

Pharmaceutical wholesale sales decreased 11.1 percent for the three months ended November 30, 2022 and represented 51.5 percent of the segment’s sales. The adverse impact of currency translation on pharmaceutical wholesale sales was 15.2 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales reflects strong execution in a growing market.

Operating income for the three months ended November 30, 2022 compared to three months ended November 30, 2021
Gross profit decreased 13.0 percent for the three months ended November 30, 2022. Gross profit was adversely impacted by 15.1 percentage points, or $182 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales in the UK, and strong execution in our Germany wholesale business. This was partially offset by lower demand for COVID-19 pharmacy services and the adverse gross margin impact of National Health Service (“NHS”) pharmacy funding in the UK.

Selling, general and administrative expenses in the quarter decreased 18.2 percent from the year-ago quarter to $944 million, reflecting a favorable currency impact of 14.9 percent, lower acquisition-related costs in the Germany wholesale business and lower costs related to the Transformational Cost Management Program. This decrease was partially offset by increased UK in-store and marketing activity, higher inflation, and the expiration of COVID-19 rental reductions in the UK, received in the year-ago quarter.

WBA Q1 2023 Form 10-Q	42

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating income for the three months ended November 30, 2022 increased 96.5 percent to $106 million. Operating income was adversely impacted by 18.8 percentage points, or $10 million as a result of currency translation. Excluding the impact of currency translation, the increase in operating income reflects lower acquisition-related costs in the Germany pharmaceutical wholesale business and lower costs related to the Transformational Cost Management Program compared to the year-ago quarter, and a strong performance in UK retail sales and Germany. This was partially offset by lower demand for COVID-19 pharmacy services, the adverse gross margin impact of NHS pharmacy funding and the expiration of COVID-19 rental reductions received in the year-ago quarter in the UK.

Adjusted operating income (Non-GAAP measure) for the three months ended November 30, 2022 compared to three months ended November 30, 2021
Adjusted operating income for the three months ended November 30, 2022 decreased 28.9 percent to $116 million. Adjusted operating income in the quarter was adversely impacted by 8.6 percentage points, or $14 million, of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income was primarily in the UK, reflecting lower demand for COVID-19 pharmacy services, the adverse gross margin impact of NHS pharmacy funding and increased selling, general and administrative expenses, reflecting increased in-store and marketing activity, higher inflation, and the expiration of COVID-19 rental reductions received in the year-ago quarter. This was partially offset by a strong performance in UK retail sales and Germany.

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended November 30,
	2022	2021
Sales	$989	$51
Gross profit	17	20
Selling, general and administrative expenses	454	65
Operating loss (GAAP)	(436)	(45)
Adjusted operating loss (Non-GAAP measure) [1]	(152)	(13)
Adjusted EBITDA (Non-GAAP measure) [1]	(124)	(10)

Number of payor/provider partnerships at period end	3	2
Number of locations with Walgreens Health Corners at period end	112	45
Number of VillageMD co-located clinics at period end [2]	182	72
Number of total VillageMD clinics at period end [2]	375	256

WBA Q1 2023 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Clinics are defined as the primary care locations where the Company or the Company’s affiliates lease or license space and the providers are employed by either the Company or one of the Company’s affiliates. These clinics are primarily branded as Village Medical where the Company employs the providers but, in some instances, may operate under their own brands.

Sales for the three months ended November 30, 2022 compared to three months ended November 30, 2021
Sales for the three months ended November 30, 2022 were $989 million. This includes VillageMD sales of $550 million, Shields sales of $104 million, and CareCentrix sales of $333 million. Sales for the three months ended November 30, 2021 were $51 million reflecting approximately six days of VillageMD and thirty days of Shields sales in the year-ago quarter.

Operating loss for the three months ended November 30, 2022 compared to three months ended November 30, 2021
Gross profit for the three months ended November 30, 2022 was $17 million, reflecting results from Shields, VillageMD and CareCentrix. Shields and CareCentrix gross profit was more than offset by the VillageMD expansion. VillageMD added 119 clinics compared to the year-ago quarter for a total of 375 total clinics open.

Selling, general and administrative expenses were $454 million for the three months ended November 30, 2022 compared to $65 million for the three months ended November 30, 2021. The increase is driven by the year-over-year impact of acquisitions and higher investments in the organic business.

Operating loss for the three months ended November 30, 2022 was $436 million, compared to a loss of $45 million in the year-ago quarter. Operating loss represents a full quarter of VillageMD results compared to six days in the year-ago quarter and growth in organic business investments.

Adjusted operating loss (Non-GAAP measure) for the three months ended November 30, 2022 compared to three months ended November 30, 2021
Adjusted operating loss was $152 million for the three months ended November 30, 2022 compared to a loss of $13 million in the year-ago quarter, reflecting a full quarter of VillageMD results compared to six days in the year-ago quarter and growth in organic business investments, partially offset by positive contributions from Shields and CareCentrix.

Adjusted EBITDA for the three months ended November 30, 2022 compared to three months ended November 30, 2021
Adjusted EBITDA was negative $124 million, reflecting a full quarter of VillageMD results compared to six days of results in the year-ago quarter and growth in organic business investments, partly offset by positive contributions from Shields and CareCentrix.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the SEC rules, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures herein, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. See notes to the “Net (loss) earnings (GAAP)” to “Adjusted diluted net (loss) earnings per common share (Non-GAAP measure)” reconciliation table for definitions of non-GAAP financial measures and related adjustments presented below.

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

WBA Q1 2023 Form 10-Q	44

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

Operating (loss) income to Adjusted operating income (loss) by segments (in millions):

	Three months ended November 30, 2022
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating (loss) income (GAAP)	$(5,758)	$106	$(436)	$(63)	$(6,151)
Certain legal and regulatory accruals and settlements	6,554	—	—	—	6,554
Transformational cost management	127	7	—	4	138
Acquisition-related amortization	78	14	238	—	330
Acquisition-related costs	1	(11)	47	3	39
Adjustments to equity earnings in AmerisourceBergen	86	—	—	—	86
LIFO provision	18	—	—	—	18
Adjusted operating income (loss) (Non-GAAP measure)	$1,105	$116	$(152)	$(56)	$1,014

	Three months ended November 30, 2021
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$1,356	$54	$(45)	$(82)	$1,283
Transformational cost management	141	54	—	9	203
Acquisition-related amortization	140	17	8	—	165
Acquisition-related costs	(3)	39	24	11	71
Adjustments to equity earnings in AmerisourceBergen	43	—	—	—	43
LIFO provision	14	—	—	—	14
Adjusted operating income (loss) (Non-GAAP measure)	$1,690	$164	$(13)	$(63)	$1,777

WBA Q1 2023 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net (loss) earnings to Adjusted net earnings & Net (loss) earnings per share to Adjusted earnings per share (in millions):

	Three months ended November 30,
	2022	2021
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$(3,721)	$3,580

Adjustments to operating (loss) income:
Certain legal and regulatory accruals and settlements [1]	6,554	—
Transformational cost management [2]	138	203
Acquisition-related amortization [3]	330	165
Acquisition-related costs [4]	39	71
Adjustments to equity earnings in AmerisourceBergen [5]	86	43
LIFO provision [6]	18	14
Total adjustments to operating (loss) income	7,166	495

Adjustments to other income, net:
Net investment hedging loss [7]	—	1
Gain on previously held investments [8]	—	(2,576)
Gain on sale of equity method investments [9]	(969)	—
Total adjustments to other income, net	(969)	(2,574)

Adjustments to income tax (benefit) provision:
Equity method non-cash tax [10]	8	18
Tax impact of adjustments [10]	(1,438)	(26)
Total adjustments to income tax (benefit) provision	(1,430)	(8)

Adjustments to post-tax earnings (loss) from other equity method investments:
Adjustments to earnings (loss) in other equity method investments [11]	8	15
Total adjustments to post-tax earnings (loss) from other equity method investments	8	15

Adjustments to net loss attributable to non-controlling interests:
Transformational cost management [2]	—	(1)
Acquisition-related amortization [3]	(37)	(32)
Acquisition-related costs [4]	(14)	(17)
Total adjustments to net loss attributable to non-controlling interests	(51)	(50)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,004	$1,455

Diluted net (loss) earnings per common share (GAAP) [12]	$(4.31)	$4.13
Adjustments to operating (loss) income	8.29	0.57
Adjustments to other income, net	(1.12)	(2.97)
Adjustments to income tax (benefit) provision	(1.65)	(0.01)
Adjustments to post-tax earnings (loss) from other equity method investments [11]	0.01	0.02
Adjustments to net loss attributable to non-controlling interests	(0.06)	(0.06)
Adjusted diluted net earnings per common share (Non-GAAP measure) [13]	$1.16	$1.68

Weighted average common shares outstanding, diluted (in millions) [13]	864.3	867.6

WBA Q1 2023 Form 10-Q	46

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating (loss) income to Adjusted EBITDA for U.S. Healthcare segment (in millions):

	Three months ended November 30,
	2022	2021
Operating loss (GAAP) [14]	$(436)	$(45)
Acquisition-related amortization [3]	238	8
Acquisition-related costs [4]	47	24
Adjusted operating loss (Non-GAAP measure)	(152)	(13)
Depreciation expense	15	2
Stock-based compensation expense [15]	12	—
Adjusted EBITDA (Non-GAAP measure)	$(124)	$(10)

1	Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings, including legal defense costs. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Selling, general and administrative expenses. During the three months ended November 30, 2022, the Company recorded a $6.5 billion charge related to the previously announced opioid litigation settlement frameworks and certain other opioid-related matters.
2	Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within Selling, general and administrative expenses. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
3	Acquisition-related amortization includes amortization of acquisition-related intangible assets, inventory valuation adjustments and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, trade names, trademarks, developed technology and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within Selling, general and administrative expenses. Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of the inventory reflects cost of acquired inventory and a portion of the expected profit margin. The acquisition-related inventory valuation adjustments exclude the expected profit margin component from cost of sales recorded under the business combination accounting principles. The stock-based compensation fair valuation adjustment reflects the difference between the fair value based remeasurement of awards under purchase accounting and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.
4	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities. These costs include charges incurred related to certain mergers, acquisition and divestitures related activities recorded in operating income, for example, costs related to integration efforts for merger, acquisition and divestitures activities. Examples of such costs include deal costs, severance and stock compensation. These charges are primarily recorded within Selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.
5	Adjustments to equity earnings in AmerisourceBergen consist of the Company’s proportionate share of non-GAAP adjustments reported by AmerisourceBergen consistent with the Company’s non-GAAP measures.
6	The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the U.S. Retail Pharmacy segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
7	Gain or loss on certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within Other income, net. We do not believe this volatility related to mark-to-market adjustment on the underlying derivative instruments reflects the Company’s operational performance.
8	Includes significant gains on business combinations due to the remeasurement of previously held minority equity interests and debt securities to fair value. During the three months ended November 30, 2021, the Company recorded such pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively.
9	Includes significant gains on the sale of equity method investments. During the three months ended November 30, 2022, the Company recorded a gain of $969 million in Other income, net due to a partial sale of its equity method investment in AmerisourceBergen.

WBA Q1 2023 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

10	Adjustments to income tax (benefit) provision include adjustments to the GAAP basis tax (benefit) provision commensurate with non-GAAP adjustments and certain discrete tax items including U.S. and UK tax law changes and equity method non-cash tax. These charges are recorded within income tax (benefit) provision.
11	Adjustments to post tax earnings (loss) from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded within post tax earnings (loss) from other equity method investments. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.
12	Due to the anti-dilutive effect resulting from the reported net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the quarterly calculation of weighted-average common shares outstanding for diluted EPS for the three months ended November 30, 2022.
13	Includes impact of potentially dilutive securities in the quarterly calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes for the three months ended November 30, 2022.
14	The Company reconciles Adjusted EBITDA for U.S. Healthcare segment to Operating loss as the closest GAAP measure for the segment profitability. The Company does not measure Net earnings attributable to Walgreens Boots Alliance, Inc. for its segments.
15	Includes U.S. GAAP stock-based compensation expense excluding expenses related to acquisition-related amortization and acquisition-related costs.

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

The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. Additionally, the Company's cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by COVID-19 and the resulting market volatility and instability. For further information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see Item 1A, Risk factors in the 2022 10-K.

The Company expects to fund its working capital needs, capital expenditures, pending acquisitions, continuing obligations for recently completed acquisitions, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements, debt offerings, sale of marketable securities and current cash and investment balances. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds for the Company's foreseeable working capital needs, capital expenditures, pending acquisitions, dividend payments and debt service obligations for at least the next 12 months. See Part I. Item 3, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks.

WBA Q1 2023 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Cash, cash equivalents, marketable securities and restricted cash were $4.3 billion (including $251 million in non-U.S. jurisdictions) as of November 30, 2022 compared to $2.6 billion (including $188 million in non-U.S. jurisdictions) as of August 31, 2022. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

On October 11, 2022, the Company announced the acceleration of its plans to acquire the remaining 45% equity interest of CareCentrix for approximately $392 million of cash consideration. The transaction is expected to close by the third quarter of fiscal 2023. See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

On November 30, 2022, the Company recorded a $6.5 billion liability to resolve a substantial majority of opioid-related claims and litigation and is expected to make payments for remediation and legal fees over the next 15 years. See Note 10. Commitments and contingencies to the Consolidated Condensed Financial Statements for further information.

On December 13, 2022, the Company sold 6.0 million shares of AmerisourceBergen common stock for total consideration of approximately $984 million. See Note 5. Equity method investments to the Consolidated Condensed Financial Statements for further information.

On December 19, 2022, the Company entered into a $1 billion senior unsecured delayed draw term loan credit agreement (the “Credit Agreement”). The Credit Agreement was fully drawn to fund the VillageMD Investment and matures on January 3, 2026. Borrowings under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate, the term SOFR or the daily SOFR, in each case, plus an applicable margin. The applicable margin is in each case based on the rating of the Company’s corporate debt obligations as determined by Moody’s or S&P. Amounts borrowed under the Credit Agreement and repaid or prepaid may not be reborrowed. See Note 19. Subsequent events to the Consolidated Condensed Financial Statements for further information.

On December 28, 2022 the Company acquired the remaining 30% equity interest in Shields for approximately $1.4 billion of cash consideration. See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

On January 3, 2023, VillageMD completed the acquisition of Summit Health-CityMD in exchange for $7.0 billion in consideration and pay-off of $1.9 billion in net debt of Summit Health-CityMD. See Note 19. Subsequent events to the Consolidated Condensed Financial Statements for further information.

At November 30, 2022, the Company had no guarantees outstanding and the letters of credit issued were not material. See Note 7. Debt, to the Consolidated Condensed Financial Statements for further information on the Company’s debt instruments and its recent financing actions.

Cash provided by operations, incurrence of debt and our investments are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases.

Cash flows from operating activities
Net cash provided by operating activities for the three months ended November 30, 2022 was $0.5 billion, compared to $1.1 billion for the year-ago quarter.

The decrease in cash provided by operating activities primarily reflects a decrease in operating performance partially offset by improvements in net working capital cash flows. Improvements in net working capital cash flows are driven by higher cash inflows from accounts receivable and income taxes combined with lower cash outflows from inventory and accrued expenses, partially offset by lower cash inflows from trade accounts payable. Changes in accounts receivable, inventories, accounts payable and accrued expenses are mainly driven by timing.

Cash flows from investing activities
Net cash provided by investing activities was $1.9 billion for the three months ended November 30, 2022 compared to net cash used for investing activities of $2.0 billion for the year-ago quarter.

WBA Q1 2023 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net cash provided by investing activities for the three months ended November 30, 2022 includes sale proceeds of $2.0 billion related to the Company's sale of 13.2 million shares of AmerisourceBergen common stock, proceeds from sales and leaseback transaction of $409 million offset by additions to property, plant and equipment of $610 million.

Net cash used for investing activities for the three months ended November 30, 2021 includes business acquisitions, net of cash acquired of VillageMD and Shields for $0.8 billion and $0.9 billion, respectively. Net cash used for the business acquisition of VillageMD includes net consideration of $2.9 billion of which $1.9 billion was held as cash by VillageMD on November 30, 2021, and subsequently used for the tender offer which completed on December 28, 2021. See Note 2. Acquisitions and other investments, to the Consolidated Condensed Financial Statement for further information.

See Note 2. Acquisitions and other investments, to the Consolidated Condensed Financial Statement for further information.

Capital Expenditure
Capital expenditure includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

	Three months ended November 30,
	2022	2021
U.S. Retail Pharmacy	$452	$355
International	71	84
U.S. Healthcare	87	15
Total additions to property, plant and equipment	$610	$454
The increase in capital expenditure represents investment in growth initiatives, including the VillageMD footprint expansion, the rollout of micro-fulfillment centers, and digital transformation initiatives.

Cash flows from financing activities
Net cash used for financing activities for the three months ended November 30, 2022 was $0.6 billion compared to net cash provided by financing activities of $3.9 billion in the year-ago quarter.

In the three months ended November 30, 2022 there were $39 million in proceeds from debt, primarily from issuance of commercial paper, compared to $8.9 billion in proceeds from debt, primarily from revolving credit facilities and the issuance of notes, in the year-ago quarter. In the three months ended November 30, 2022 there were $11 million in payments of debt made primarily for commercial paper compared to $4.4 billion primarily for revolving credit facilities and commercial paper in the year-ago quarter. See Note 7. Debt, to the Consolidated Condensed Financial Statements for further information.

The Company repurchased shares, as part of the stock repurchase programs described below, totaling $150 million in the three months ended November 30, 2022 to support the needs of its employee stock plans compared to $154 million in the year-ago quarter.

Cash dividends paid were $415 million and $413 million during the three months ended November 30, 2022 and 2021, respectively.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of November 30, 2022. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

WBA Q1 2023 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Debt covenants
Each of the Company’s credit facilities described in Note 7. Debt, to the Consolidated Condensed Financial Statements, contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of November 30, 2022, the Company was in compliance with all such applicable covenants.

Credit ratings
As of January 4, 2023, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term debt rating	Commercial paper rating	Outlook
Moody’s	Baa2	P-2	Negative watch
Standard & Poor’s	BBB	A-2	Stable outlook

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

CRITICAL ACCOUNTING ESTIMATES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Condensed Statements of Earnings and corresponding Consolidated Condensed Balance Sheets accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Company's fiscal 2022 Form 10-K. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairment, cost of sales and inventory, equity method investments, pension and postretirement benefits, legal contingencies, and income taxes.

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in Note 17. New accounting pronouncements, to the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

WBA Q1 2023 Form 10-Q	51

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

Information regarding the Company's transactions are set forth in Note 8. Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. As of November 30, 2022, the Company had $4.0 billion of debt obligations at floating interest rates.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of November 30, 2022, by approximately $50 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in Note 5. Equity method investments, to the Consolidated Condensed Financial Statements and “Investment in AmerisourceBergen” within Item 2 above.

WBA Q1 2023 Form 10-Q	52

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended November 30, 2022 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q1 2023 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1. Legal proceedings
The information in response to this item is incorporated herein by reference to Note 10. Commitments and contingencies, to the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. “Risk factors” in the 2022 10-K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended November 30, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or program [1]
09/01/22 - 09/30/22	—	$—	—	$2,003,419,960
10/01/22 - 10/31/22	4,438,228	33.79	—	2,003,419,960
11/01/22 - 11/30/22	—	—	—	2,003,419,960
	4,438,228		—
1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 5. Other information
None.

WBA Q1 2023 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
2.1**	Securities Purchase Agreement and Agreement and Plan of Merger, dated September 19, 2022, by and among WBA Acquisition 4, LLC, Walgreen Co., WBA Shields Merger Sub, LLC, certain equity holders of WCAS Shields Holdings, LLC listed on Schedule A thereto, WCAS Shields Holdings, LLC, Shields Health Solutions Parent, LLC and WCAS XIII Associates, LLC, solely in its capacity as Sellers’ Representative thereunder.
Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 20, 2022.
2.2**	Agreement and Plan of Merger, dated as of November 7, 2022, by and among WP CityMD Topco LLC, Village Practice Management Company, LLC, Project Teton Merger Sub LLC and Shareholder Representative Services LLC.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 8, 2022.
2.3	First Amendment to Agreement and Plan of Merger, dated as of November 14, 2022, by and among WP CityMD Topco LLC, Village Practice Management Company, LLC and Project Teton Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
2.4**	Second Amendment to Agreement and Plan of Merger, dated as of January 3, 2023, by and among WP CityMD Topco LLC, Village Practice Management Company Holdings, LLC, Village Practice Management Company, LLC and Project Teton Merger Sub LLC.	Incorporated by reference to Exhibit 2.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
2.5**	Class E Preferred Unit and Class F Preferred Unit Purchase Agreement, dated as of November 7, 2022, by and among WBA Acquisition 5, LLC, Walgreens Boots Alliance, Inc., Cigna Health & Life Insurance Company, Village Practice Management Company, LLC and certain members of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 2.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 8, 2022.
2.6**	Amended and Restated Class E Preferred Unit and Class F Preferred Unit Purchase Agreement, dated as of January 3, 2023, by and among WBA Acquisition 5, LLC, Walgreens Boots Alliance, Inc., Cigna Health & Life Insurance Company, Evernorth Health, Inc., Village Practice Management Company, LLC and certain members of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 10, 2016.

WBA Q1 2023 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

10.1*	Form of Performance Share Award agreement.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 28, 2022.
10.2*	Form of Restricted Stock Unit Award agreement.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 28, 2022.
10.3*	Form of Restricted Stock Unit Award agreement for Executive Chairman.	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 28, 2022.
10.4*	Separation Agreement, General Release and Waiver, by and between John Standley and Walgreens Boots Alliance, Inc., dated November 20, 2022.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K/A (File No. 1-36759) filed with the SEC on November 23, 2022.
10.5	Form of Eighth Amended and Restated Limited Liability Company Agreement of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 8, 2022.
10.6	Nomination Rights Agreement, dated as of December 7, 2022, by and among Walgreens Boots Alliance, Inc., Village Practice Management Company, LLC and Village Practice Management Company Holdings, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 7, 2022.
10.7	Delayed Draw Term Loan Credit Agreement, dated as of December 19, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Toronto Dominion (Texas) LLC, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 20, 2022.
10.8**	Amended and Restated Limited Liability Company Agreement of Village Practice Management Company Holdings, LLC, dated as of January 3, 2023, by and among Village Practice Management Company Holdings, LLC and its members.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

WBA Q1 2023 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2022 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement.

** Certain schedules and exhibits to this agreement have been omitted pursuant to Items 601(a)(5) of Regulation S-K, and Walgreens Boots Alliance, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

WBA Q1 2023 Form 10-Q	57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: January 5, 2023	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
Principal Financial Officer

Dated: January 5, 2023	/s/ Manmohan Mahajan
Manmohan Mahajan
Senior Vice President, Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q1 2023 Form 10-Q	58