Form 10-Q
period 2023-02-28
Walgreens Boots Alliance, Inc.
filed 2023-03-28
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2023

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of February 28, 2023 was 862,795,720.

WBA Q2 2023 Form 10-Q

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

WBA Q2 2023 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	February 28, 2023	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,088	$1,358
Marketable securities	752	1,114
Accounts receivable, net	5,730	5,017
Inventories	8,757	8,353
Other current assets	1,362	1,059
Total current assets	17,689	16,902
Non-current assets:
Property, plant and equipment, net	11,576	11,729
Operating lease right-of-use assets	22,024	21,259
Goodwill	28,343	22,280
Intangible assets, net	13,864	10,730
Equity method investments (see Note 5)	4,069	5,495
Other non-current assets	2,913	1,730
Total non-current assets	82,790	73,222
Total assets	$100,479	$90,124

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$4,222	$1,059
Trade accounts payable (see Note 16)	12,720	11,255
Operating lease obligations	2,340	2,286
Accrued expenses and other liabilities	8,822	7,899
Income taxes	124	84
Total current liabilities	28,228	22,583
Non-current liabilities:
Long-term debt	8,820	10,615
Operating lease obligations	22,195	21,517
Deferred income taxes	2,081	1,442
Accrued litigation obligations	6,365	551
Other non-current liabilities	3,193	3,009
Total non-current liabilities	42,654	37,134
Commitments and contingencies (see Note 10)
Total liabilities	70,882	59,717
Redeemable non-controlling interests	158	1,042
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at February 28, 2023 and August 31, 2022	12	12
Paid-in capital	10,629	10,950
Retained earnings	33,952	37,801
Accumulated other comprehensive loss	(2,654)	(2,805)
Treasury stock, at cost; 309,717,898 shares at February 28, 2023 and 307,874,161 shares at August 31, 2022	(20,747)	(20,683)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	21,192	25,275
Non-controlling interests	8,247	4,091
Total equity	29,439	29,366
Total liabilities, redeemable non-controlling interests and equity	$100,479	$90,124
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2023 Form 10-Q	1

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended February 28, 2023
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
November 30, 2022	862,342,235	$12	$(20,762)	$10,477	$(2,815)	$33,664	$4,006	$24,582
Net earnings (loss)	—	—	—	—	—	703	(158)	545
Other comprehensive income, net of tax	—	—	—	—	161	—	2	164
Dividends declared and distributions	—	—	—	—	—	(416)	(6)	(422)
Employee stock purchase and option plans	453,485	—	15	—	—	—	—	15
Stock-based compensation	—	—	—	23	—	—	34	57
Acquisition of non-controlling interests	—	—	—	171	—	—	—	171
Business combination	—	—	—	(43)	—	—	4,369	4,325
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	1	—	—	—	1
February 28, 2023	862,795,720	$12	$(20,747)	$10,629	$(2,654)	$33,952	$8,247	$29,439

Six months ended February 28, 2023
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2022	864,639,457	$12	$(20,683)	$10,950	$(2,805)	$37,801	$4,091	$29,366
Net loss	—	—	—	—	—	(3,018)	(230)	(3,248)
Other comprehensive income, net of tax	—	—	—	—	151	—	3	153
Dividends declared and distributions	—	—	—	—	—	(831)	(50)	(881)
Treasury stock purchases	(4,438,228)	—	(150)	—	—	—	—	(150)
Employee stock purchase and option plans	2,594,491	—	86	(64)	—	—	—	22
Stock-based compensation	—	—	—	48	—	—	64	112
Acquisition of non-controlling interests	—	—	—	171	—	—	—	171
Business combination	—	—	—	(43)	—	—	4,369	4,325
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(432)	—	—	—	(432)
February 28, 2023	862,795,720	$12	$(20,747)	$10,629	$(2,654)	$33,952	$8,247	$29,439

WBA Q2 2023 Form 10-Q	2

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended February 28, 2022
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
November 30, 2021	863,842,376	$12	$(20,700)	$10,966	$(2,301)	$38,286	$4,316	$30,579
Net earnings (loss)	—	—	—	—	—	883	(65)	818
Other comprehensive (loss) income, net of tax	—	—	—	—	(26)	—	3	(24)
Dividends declared and distributions	—	—	—	—	—	(413)	(6)	(419)
Treasury stock purchases	(730,250)	—	(33)	—	—	—	—	(33)
Employee stock purchase and option plans	661,338	—	21	(7)	—	—	—	14
Stock-based compensation	—	—	—	44	—	—	35	79
Acquisition of non-controlling interests	—	—	—	62	—	—	(116)	(55)
Redeemable non-controlling interests redemption price adjustments	—	—	—	(83)	—	—	—	(83)
Non-controlling interests contribution and other	—	—	—	(8)	—	—	—	(8)
February 28, 2022	863,773,464	$12	$(20,712)	$10,973	$(2,328)	$38,757	$4,166	$30,867

Six months ended February 28, 2022
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2021	865,373,636	$12	$(20,593)	$10,988	$(2,109)	$35,121	$402	$23,822
Net earnings (loss)	—	—	—	—	—	4,463	(93)	4,370
Other comprehensive loss, net of tax	—	—	—	—	(220)	—	—	(220)
Dividends declared and distributions	—	—	—	—	—	(828)	(6)	(834)
Treasury stock purchases	(3,910,000)	—	(187)	—	—	—	—	(187)
Employee stock purchase and option plans	2,309,828	—	68	(66)	—	—	—	2
Stock-based compensation	—	—	—	80	—	—	35	115
Acquisition of non-controlling interests	—	—	—	62	—	—	(116)	(55)
Business combination	—	—	—	—	—	—	3,944	3,944
Redeemable non-controlling interests redemption price adjustments	—	—	—	(90)	—	—	—	(90)
February 28, 2022	863,773,464	$12	$(20,712)	$10,973	$(2,328)	$38,757	$4,166	$30,867

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2023 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Sales	$34,862	$33,756	$68,244	$67,656
Cost of sales	27,807	26,047	54,236	52,374
Gross profit	7,055	7,708	14,008	15,283
Selling, general and administrative expenses	6,934	6,565	20,091	12,956
Equity earnings in AmerisourceBergen	75	103	129	202
Operating income (loss)	197	1,246	(5,954)	2,529
Other income (expense), net	552	(198)	1,544	2,418
Earnings (loss) before interest and income tax provision (benefit)	749	1,047	(4,410)	4,947
Interest expense, net	141	100	252	186
Earnings (loss) before income tax provision (benefit)	607	947	(4,662)	4,761
Income tax provision (benefit)	70	172	(1,377)	447
Post-tax earnings from other equity method investments	6	31	13	24
Net earnings (loss)	544	806	(3,272)	4,337
Net loss attributable to non-controlling interests	(159)	(78)	(253)	(126)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	$703	$883	$(3,018)	$4,463

Net earnings (loss) per common share:
Basic	$0.81	$1.02	$(3.50)	$5.16
Diluted	$0.81	$1.02	$(3.50)	$5.15

Weighted average common shares outstanding:
Basic	862.6	863.5	863.1	864.6
Diluted	863.4	865.2	863.1	866.4

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2023 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Net earnings (loss)	$544	$806	$(3,272)	$4,337

Other comprehensive income (loss), net of tax:
Pension/post-retirement obligations	(5)	(8)	(10)	(13)
Unrealized (loss) gain on cash flow hedges	—	—	(2)	1
Net investment hedges (loss) gain	(43)	(20)	(73)	24
Movement on available for sale debt securities	(1)	—	(1)	(96)
Share of other comprehensive income (loss) of equity method investments	88	(80)	92	(125)
Currency translation adjustments	124	84	147	(10)
Total other comprehensive income (loss)	164	(24)	153	(220)

Total comprehensive income (loss)	707	782	(3,118)	4,117

Comprehensive loss attributable to non-controlling interests	(157)	(75)	(251)	(126)

Comprehensive income (loss) attributable to Walgreens Boots Alliance, Inc.	$864	$857	$(2,868)	$4,243

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2023 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six months ended February 28,
	2023	2022
Cash flows from operating activities:
Net (loss) earnings	$(3,272)	$4,337
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,055	1,024
Deferred income taxes	(1,600)	94
Stock compensation expense	293	170
Earnings from equity method investments	(143)	(226)
Gain on previously held investment interests	—	(2,576)
Gain on sale of equity method investments	(1,512)	—
Impairment of equity method investments and investments in equity securities	8	190
Other	(383)	(60)
Changes in operating assets and liabilities:
Accounts receivable, net	(221)	495
Inventories	(237)	(803)
Other current assets	(107)	(37)
Trade accounts payable	1,279	46
Accrued expenses and other liabilities	(684)	(476)
Income taxes	92	154
Accrued litigation obligations	6,795	—
Other non-current assets and liabilities	(125)	(147)
Net cash provided by operating activities	1,239	2,184
Cash flows from investing activities:
Additions to property, plant and equipment	(1,108)	(870)
Proceeds from sale-leaseback transactions	942	475
Proceeds from sale of other assets	3,261	33
Business, investment and asset acquisitions, net of cash acquired	(6,813)	(1,918)
Other	134	99
Net cash used for investing activities	(3,583)	(2,181)
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	1,128	1,289
Proceeds from debt	1,716	9,928
Payments of debt	(1,530)	(7,331)
Acquisition of non-controlling interests	(1,039)	(2,108)
Proceeds from issuance of non-controlling interests	2,523	—
Stock purchases	(150)	(187)
Proceeds related to employee stock plans, net	22	32
Cash dividends paid	(829)	(833)
Other	(75)	(22)
Net cash provided by financing activities	1,766	769
Effect of exchange rate changes on cash, cash equivalents, marketable securities and restricted cash	13	(16)
Changes in cash, cash equivalents, marketable securities and restricted cash:
Net (decrease) increase in cash, cash equivalents, marketable securities and restricted cash	(566)	756
Cash, cash equivalents, marketable securities and restricted cash at beginning of period	2,558	1,270
Cash, cash equivalents, marketable securities and restricted cash at end of period	$1,993	$2,027

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2023 Form 10-Q	6

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting policies

Basis of presentation
The Consolidated Condensed Financial Statements of Walgreens Boots Alliance, Inc. (“Walgreens Boots Alliance” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Consolidated Condensed Financial Statements include all subsidiaries in which the Company holds a controlling interest and certain variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments in less than majority-owned companies if the investment provides the ability to exercise significant influence. All intercompany transactions have been eliminated.

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

In the opinion of management, the unaudited Consolidated Condensed Financial Statements for the interim periods presented include all adjustments necessary to present a fair statement of the results for such interim periods. The impact of opioid-related claims and litigation settlements, COVID-19, the influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payor and customer relationships and terms, strategic transactions including acquisitions, dispositions, changes in laws and general economic conditions in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years.

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented.

Note 2. Acquisitions and other investments

Summit acquisition
On January 3, 2023, Village Practice Management Company, LLC (“VillageMD”), through its parent company, following an internal reorganization, completed the acquisition of WP CityMD TopCo (“Summit”), a leading provider of primary, specialty and urgent care in exchange, for $7.0 billion aggregate consideration, consisting of $4.85 billion of cash consideration paid, $2.05 billion in preferred units of VillageMD issued to Summit equity holders and $100 million of cash to be paid one year following closing. The cash consideration includes $86 million of cash paid to fund acquisition-related bonuses to Summit Health-CityMD employees which is recognized as compensation expense of the Company. In addition, VillageMD paid off approximately $1.9 billion in net debt of Summit. In connection with the amended Agreement and Plan of Merger, and in order to finance the acquisition, the Company and Cigna Health & Life Insurance Company (“Cigna”) acquired preferred units of VillageMD in exchange for $1.75 billion and $2.5 billion in aggregate consideration, respectively. Following the Summit acquisition, the Company remains the largest and consolidating equity holder of VillageMD with ownership of approximately 53% of the outstanding equity interests on a fully diluted basis.

WBA Q2 2023 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Further, the Company entered into a credit agreement with VillageMD pursuant to which the Company provided VillageMD senior secured credit facilities in the aggregate amount of $2.25 billion, consisting of (i) a senior secured term loan facility in an aggregate original principal amount of $1.75 billion to support the acquisition of Summit; and (ii) a senior secured revolving credit facility in an aggregate original committed amount of $500 million available for general corporate purposes. In connection with the issuance of the senior secured credit facilities, the Company received a $220 million credit for certain fees payable by VillageMD in the form of preferred units of VillageMD. The intercompany senior secured credit facilities will eliminate in consolidation.

The Company accounted for this acquisition as a business combination resulting in consolidation of Summit within the U.S. Healthcare segment in its financial statements. As of February 28, 2023, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and liabilities assumed. As such, the preliminary purchase price allocation will be subject to further refinement and may change. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified and liabilities assumed.

The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation:
Cash consideration [1]	$4,790
Deferred consideration	100
Summit debt paid at closing	1,963
Fair value of equity consideration	1,980
Total	$8,833

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$75
Accounts receivable, net	361
Property, plant and equipment	593
Intangible assets [2]	3,359
Operating lease right-of-use assets	757
Other assets	192
Operating lease obligations	(773)
Deferred tax liability	(918)
Other liabilities	(507)
Total identifiable net assets	$3,139

Goodwill	$5,693

1.Cash considerations excludes $86 million of cash paid to fund acquisition-related bonuses to Summit employees which is recognized as compensation expense of the Company.
2.Intangibles acquired include provider networks and trade names with fair values of $1.9 billion and $1.5 billion, respectively. Estimated useful lives are 16 years and 11 to 15 years, respectively.

The goodwill represents anticipated future growth and expansion opportunities into new healthcare offerings and new markets.

WBA Q2 2023 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental pro forma information - Summit

The following table represents unaudited supplemental pro forma consolidated sales for the three and six months ended February 28, 2023 and 2022, as if the acquisition of Summit had occurred at the beginning of each period. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition occurred at the beginning of each period presented or results which may occur in the future.

	Three months ended February 28,		Six months ended February 28,
(Unaudited, in millions)	2023	2022	2023	2022
Sales	$35,119	$34,402	$69,216	$68,924

Actual sales of Summit, from the acquisition date, for the three and six months ended February 28, 2023, included in the Consolidated Condensed Statements of Earnings are as follows:

Three and six months ended February 28,
(in millions)	2023
Sales	$463

Pro forma net earnings of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

VillageMD acquisition
On November 24, 2021, the Company completed the acquisition of VillageMD, national provider of value-based primary care services. Pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company purchased additional outstanding equity interests of VillageMD, increasing the Company’s total beneficial ownership in VillageMD’s outstanding equity interests from approximately 30% to approximately 63%, on a fully diluted basis, for a purchase price of $5.2 billion. The total purchase price was comprised of cash consideration of $4.0 billion and a promissory note of $1.2 billion. The cash consideration of $4.0 billion consisted of $2.9 billion paid to existing shareholders, including $1.9 billion paid to existing shareholders as part of the fully subscribed tender offer concluded on December 28, 2021, and $1.1 billion paid in exchange for new preferred units issued by VillageMD. Subject to notice being served, the Company had an option to prepay, and VillageMD had an option to require redemption of, the promissory note at any time. The promissory note was eliminated in consolidation within the Consolidated Condensed Balance Sheet as of August 31, 2022. The promissory note was paid in January 2023 prior to the Summit acquisition.

The Company accounted for this acquisition as a business combination resulting in consolidation of VillageMD within the U.S. Healthcare segment in its financial statements. A non-controlling interest was recognized at fair value.

As a result of this acquisition, in the three months ended November 30, 2021, the Company recognized a pre-tax gain in Other income (expense), net in the Consolidated Condensed Statements of Earnings of $1,597 million related to the fair valuation of the Company’s previously held minority equity interest. The Company also recorded a pre-tax gain of $577 million in Other income (expense), net in the Consolidated Condensed Statements of Earnings related to the conversion to equity of the Company’s previously held investment in convertible debt securities of VillageMD, reclassified from within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets. A majority of the gains did not generate a tax expense.

In the three months ended November 30, 2022, the Company completed the purchase price allocation and recorded certain deferred income tax related measurement period adjustments based on additional information, resulting in an increase to goodwill of $125 million.

WBA Q2 2023 Form 10-Q	9

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation:
Total purchase price	$5,200
Less: purchase price for issuance of new preferred units at fair value [1]	(2,300)
Net consideration	2,900
Fair value of share-based compensation awards attributable to pre-combination services [2]	683
Fair value of previously held equity and debt	3,211
Fair value of non-controlling interests	3,257
Total	$10,051

Identifiable assets acquired and liabilities assumed:
Tangible assets [1]	$634
Intangible assets [3]	1,621
Liabilities	(370)
Total identifiable net assets	$1,885

Goodwill	$8,166

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

Shields acquisition
On October 29, 2021, the Company completed the acquisition of Shields Health Solutions Parent, LLC (“Shields”), a specialty pharmacy integrator and accelerator for hospitals. Pursuant to the terms and subject to the conditions set forth in the Securities Purchase Agreement, the Company purchased additional outstanding equity interests of Shields, increasing the Company’s total beneficial ownership in Shields’ outstanding equity interests from 25% to approximately 70%, for cash consideration of $969 million.

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

As a result of this acquisition, in the three months ended November 30, 2021, the Company remeasured its previously held minority equity interest in Shields at fair value resulting in a pre-tax gain of $402 million recognized in Other income (expense), net in the Consolidated Condensed Statements of Earnings. A majority of the gain did not generate a tax expense.

In the three months ended November 30, 2022, the Company completed the purchase price allocation and recorded certain deferred income tax related measurement period adjustments based on additional information, resulting in an increase to goodwill of $72 million.

WBA Q2 2023 Form 10-Q	10

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

On December 28, 2022 the Company acquired the remaining 30% equity interest in Shields for $1.4 billion of cash consideration.

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

In the three and six months ended February 28, 2023, the Company recorded certain measurement period adjustments based on additional information, primarily related to acquired intangible assets and certain liabilities assumed, resulting in a decrease to goodwill of $6 million and an increase to goodwill of $56 million, respectively. As of February 28, 2023, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and liabilities assumed. As such, the preliminary purchase price allocation will be subject to further refinement and may change. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified and liabilities assumed.

WBA Q2 2023 Form 10-Q	11

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the consideration for the acquisition and the preliminary amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation:
Cash consideration [1]	$327
Contingent consideration	4
Fair value of share-based compensation awards attributable to pre-combination services	66
Fair value of non-controlling interests	217
Total	$614

Identifiable assets acquired and liabilities assumed:
Tangible assets	$358
Intangible assets [2]	426
Liabilities	(680)
Total identifiable net assets	$104

Goodwill	$509

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

On October 11, 2022, the Company entered into a definitive agreement to acquire the remaining 45% equity interest of CareCentrix for approximately $392 million of cash consideration, less transaction expenses. As a result, as of November 30, 2022, the redeemable non-controlling interest to be acquired was reclassified to Accrued expenses and other liabilities in the Consolidated Condensed Balance Sheets. The acquisition is expected to close in the third quarter of fiscal 2023.

Supplemental pro forma information - VillageMD, Shields and CareCentrix

The following table represents unaudited supplemental pro forma consolidated sales for the three and six months ended February 28, 2022, as if the acquisitions of VillageMD, Shields and CareCentrix had occurred at the beginning of each period. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisitions occurred at the beginning of each period presented or results which may occur in the future.

	Three months ended February 28,	Six months ended February 28,
(Unaudited, in millions)	2022	2022
Sales	$34,063	$68,627

Actual sales of the acquired companies for the three and six months ended February 28, 2022, included in the Consolidated Condensed Statements of Earnings are as follows:

	Three months ended February 28,	Six months ended February 28,
(in millions)	2022	2022
Sales	$527	$577

WBA Q2 2023 Form 10-Q	12

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Pro forma net earnings of the Company, assuming the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Other acquisitions and investments
The Company acquired certain prescription files and related pharmacy inventory primarily in the United States (“U.S.”) for the aggregate purchase price of $35 million and $90 million during the three and six months ended February 28, 2023, respectively, and $42 million and $116 million during the three and six months ended February 28, 2022, respectively.

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

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores, including plans to close approximately 350 Boots stores in the United Kingdom (“UK”) and approximately 450 to 500 stores in the U.S. As of February 28, 2023, the Company has closed 252 and 403 stores in the UK and U.S., respectively.

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

From the inception of the Transformational Cost Management Program to February 28, 2023, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $2.2 billion, which were primarily recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These charges included $700 million related to lease obligations and other real estate costs, $556 million in asset impairments, $754 million in employee severance and business transition costs and $228 million of information technology transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three and six months ended February 28, 2023 and 2022, respectively, were as follows (in millions):

Three months ended February 28, 2023	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$20	$—	$—	$20
Asset impairments	96	(1)	—	95
Employee severance and business transition costs	11	1	3	15
Information technology transformation and other exit costs	4	5	(1)	9
Total exit and disposal charges	$131	$4	$2	$138

WBA Q2 2023 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Six months ended February 28, 2023	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$98	$—	$—	$98
Asset impairments	115	(1)	—	113
Employee severance and business transition costs	22	2	7	31
Information technology transformation and other exit costs	16	10	(1)	25
Total exit and disposal charges	$250	$10	$6	$267

Three months ended February 28, 2022	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$5	$1	$—	$5
Asset impairments	1	3	—	4
Employee severance and business transition costs	36	—	5	41
Information technology transformation and other exit costs	1	4	—	5
Total exit and disposal charges	$43	$8	$5	$56

Six months ended February 28, 2022	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$91	$3	$—	$95
Asset impairments	16	28	—	44
Employee severance and business transition costs	56	9	14	79
Information technology transformation and other exit costs	2	11	—	13
Total exit and disposal charges	$166	$51	$14	$231

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset Impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2022	$10	$—	$76	$27	$113
Costs	98	113	31	25	267
Payments	(51)	—	(72)	(17)	(139)
Other	(57)	(113)	1	—	(170)
Balance at February 28, 2023	$—	$—	$36	$36	$72

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

WBA Q2 2023 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental balance sheet information related to leases were as follows (in millions):

Balance Sheet supplemental information:	February 28, 2023	August 31, 2022
Operating leases:
Operating lease right-of-use assets	$22,024	$21,259

Operating lease obligations - current	2,340	2,286
Operating lease obligations - non-current	22,195	21,517
Total operating lease obligations	$24,534	$23,803

Finance leases:
Right-of-use assets included in:
Property, plant and equipment, net	$694	$645

Lease obligations included in:
Accrued expenses and other liabilities	53	37
Other non-current liabilities	931	899
Total finance lease obligations	$984	$936

Supplemental income statement information related to leases were as follows (in millions):

	Three months ended February 28,		Six months ended February 28,
Statement of Earnings supplemental information:	2023	2022	2023	2022
Operating lease cost
Fixed	$853	$815	$1,667	$1,619
Variable [1]	203	197	395	402
Finance lease cost
Amortization	$11	$11	$21	$22
Interest	12	13	24	26

Sublease income	$28	$26	$57	$51
Impairment of right-of-use assets	4	3	71	71

Gain on sale and leaseback [2]
U.S. Retail Pharmacy	$211	$148	$384	$235
International [3]	132	—	148	—
Total gain on sale and leaseback [2]	$343	$148	$532	$235

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.
3Includes gain on sale and leaseback related to Germany wholesale business of $132 million and $148 million for the three and six months ended February 2023, respectively, of which $24 million and $41 million related to the optimization of warehouse locations as part of acquisition integration activities.

WBA Q2 2023 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended February 28,
Other supplemental information:	2023	2022
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$1,720	$1,666
Operating cash flows from finance leases	22	23
Financing cash flows from finance leases	21	21
Total	$1,763	$1,710

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$1,135	$1,005
Finance leases	18	11
Total	$1,154	$1,016

Weighted average lease term and discount rate for real estate leases were as follows:

Weighted average lease terms and discount rates:	February 28, 2023	August 31, 2022
Weighted average remaining lease term in years
Operating leases	9.8	10.0
Finance leases	17.7	19.0

Weighted average discount rate
Operating leases	5.26%	4.83%
Finance leases	5.26%	5.19%

The aggregate future lease payments for operating and finance leases as of February 28, 2023 were as follows (in millions):

Future lease payments (fiscal years):	Finance lease	Operating lease [1,2]
2023 (Remaining period)	$53	$1,805
2024	105	3,555
2025	101	3,450
2026	98	3,361
2027	97	3,266
2028	88	3,108
Later	958	12,980
Total undiscounted minimum lease payments	$1,501	$31,524
Less: Present value discount	516	6,990
Lease liability	$984	$24,534

1.Total undiscounted minimum lease payments include approximately $3.5 billion of payments related to optional renewal periods that have not been contractually exercised, but are reasonably certain of being exercised.
2.Total undiscounted minimum lease payments exclude sublease rental income of approximately $600 million due to the Company under non-cancelable sublease terms.

WBA Q2 2023 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5. Equity method investments

Equity method investments were as follows (in millions, except percentages):

	February 28, 2023		August 31, 2022
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$2,563	17%	$3,916	25%
Others	1,506	4% - 50%	1,579	8% - 50%
Total	$4,069		$5,495

AmerisourceBergen investment
As of February 28, 2023 and August 31, 2022, the Company owned 33.7 million and 52.9 million shares of AmerisourceBergen Corporation (“AmerisourceBergen”) common stock, respectively, representing approximately 16.7% and 25.4% of its outstanding common stock based on the share count publicly reported by AmerisourceBergen in its filings with the SEC.

On November 10, 2022, the Company sold 13.2 million shares of AmerisourceBergen common stock through a registered public offering and a concurrent share repurchase by AmerisourceBergen for total consideration of approximately $2.0 billion. On December 13, 2022, the Company sold 6.0 million shares pursuant to Rule 144 and a concurrent share repurchase by AmerisourceBergen, for total consideration of approximately $984 million. These transactions resulted in the Company recording pre-tax gains of $969 million and $492 million, respectively, in Other income (expense), net in the Consolidated Condensed Statements of Earnings, including $110 million and $40 million, respectively, of losses reclassified from within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets.

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

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at February 28, 2023 and August 31, 2022 was $5.2 billion and $7.7 billion, respectively. As of February 28, 2023 the carrying value of the Company’s investment in AmerisourceBergen exceeded its proportionate share of the net assets of AmerisourceBergen by $2.6 billion. This premium of $2.6 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments primarily include its U.S. investments in Option Care Health, through its subsidiary HC Group Holdings I, LLC, and BrightSpring Health Services, and the Company’s investments in China in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd and Nanjing Pharmaceutical Company Limited. On December 15, 2022, the Company sold its ownership interest in Guangzhou Pharmaceuticals Corporation for total consideration of approximately $150 million. On March 3, 2023, the Company sold approximately 13.0 million shares of Option Care Health common stock in an underwritten secondary offering along with a concurrent share repurchase by Option Care Health of approximately 2.5 million shares for a total consideration of approximately $469 million, decreasing the Company's ownership interest in Option Care Health from approximately 14.4 percent to 6.0 percent.

During the three months ended November 30, 2021, the Company acquired majority equity interests in VillageMD and Shields, both formerly accounted for as equity method investments. The Company accounted for these acquisitions as business combinations resulting in the remeasurement of its previously held minority equity interests and convertible debt securities at fair value resulting in pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively, recognized in Other income (expense), net in the Consolidated Condensed Statements of Earnings. As a result of these transactions, the Company consolidated VillageMD and Shields within the U.S. Healthcare segment in its financial statements. During the three months ended February 28, 2022, the Company recognized an other-than-temporary impairment of $124 million related to an equity method investment in China. The impairment was derived using Level 3 inputs, including financial projections and market multiples of comparable companies.

WBA Q2 2023 Form 10-Q	17

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

Based on the analysis completed during fiscal 2022, as of the June 1, 2022 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 7% to approximately 198%. The Boots reporting unit's fair value was in excess of its carrying value by approximately 7%, compared to 18% as of June 1, 2021. As of February 28, 2023 and August 31, 2022, the carrying value of goodwill within the Boots reporting unit was $940 million and $906 million, respectively.

The fair values of indefinite-lived intangibles within the Boots reporting unit approximate their carrying values. As of February 28, 2023 and August 31, 2022, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $5.6 billion and $5.5 billion, respectively.

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

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

Goodwill roll forward:	U.S. Retail Pharmacy	International	U.S. Healthcare	Walgreens Boots Alliance, Inc.
August 31, 2022	$10,947	$1,293	$10,040	$22,280
Acquisitions	—	—	5,735	5,735
Adjustments [1]	—	—	252	252
Currency translation adjustments	—	76	—	76
February 28, 2023	$10,947	$1,369	$16,027	$28,343

1Includes measurement period adjustments related to acquisition of VillageMD, Shields and CareCentrix. See Note 2. Acquisitions and other investments for further information.

WBA Q2 2023 Form 10-Q	18

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets:	February 28, 2023	August 31, 2022
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,466	$4,619
Provider networks	3,099	1,247
Trade names and trademarks	2,271	760
Developed technology	442	436
Others	95	93
Total gross amortizable intangible assets	$10,373	$7,155

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,574	$1,548
Provider networks	126	64
Trade names and trademarks	301	246
Developed technology	92	56
Others	43	39
Total accumulated amortization	2,136	1,953
Total amortizable intangible assets, net	$8,237	$5,202

Indefinite-lived intangible assets
Trade names and trademarks	$4,397	$4,319
Pharmacy licenses	1,231	1,209
Total indefinite-lived intangible assets	$5,628	$5,528

Total intangible assets, net	$13,864	$10,730

1Includes purchased prescription files.

Amortization expense for intangible assets was $199 million and $357 million for the three and six months ended February 28, 2023, respectively and $175 million and $340 million for the three and six months ended February 28, 2022, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at February 28, 2023 is as follows (in millions):

	2023 (Remaining period)	2024	2025	2026	2027	2028
Estimated annual amortization expense	$431	$846	$814	$796	$733	$674

WBA Q2 2023 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	February 28, 2023	August 31, 2022
Short-term debt
Commercial paper [1]	$1,296	$—
Credit facilities [1]
Unsecured 364-day credit facility due 2023	—	1,000
Unsecured two-year credit facility due 2023	1,999	—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	849	—
Other [2]	79	59
Total short-term debt	$4,222	$1,059

Long-term debt
Credit facilities [1]
Unsecured two-year credit facility due 2023	$—	$1,998
Unsecured three-year credit facility due 2024	999	999
Unsecured three-year credit facility due 2026	999	—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	—	848
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	498	498
4.100% unsecured notes due 2050	792	792
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,443	1,443
4.650% unsecured notes due 2046	318	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024	1,155	1,155
4.500% unsecured notes due 2034	301	301
4.800% unsecured notes due 2044	869	869
£700 million note issuance [1]
3.600% unsecured pound sterling notes due 2025	361	354
€750 million note issuance [1]
2.125% unsecured euro notes due 2026	799	752
$4 billion note issuance [3]
4.400% unsecured notes due 2042	263	263
Other [2]	23	26
Total long-term debt, less current portion	$8,820	$10,615
1Notes, borrowings under credit facilities and commercial paper are unsecured and unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
2Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.

WBA Q2 2023 Form 10-Q	20

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

Credit facilities

December 2022 Delayed Draw Term Loan
On December 19, 2022, the Company entered into a $1.0 billion senior unsecured delayed draw term loan credit agreement (the “December 2022 DDTL”). Borrowings under the December 2022 DDTL bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate, the term Secured Overnight Financing Rate (“SOFR”) or the daily SOFR, in each case, plus an applicable margin. The applicable margin is in each case based on the rating of the Company’s corporate debt obligations as determined by Moody’s or S&P. The December 2022 DDTL was drawn for the purpose of funding the consideration due for the purchase of Summit and paying fees and expenses related to it. The December 2022 DDTL matures on January 3, 2026. As of February 28, 2023, there were $1.0 billion in borrowings outstanding under the December 2022 DDTL. Amounts borrowed under the December 2022 DDTL and repaid or prepaid may not be reborrowed.

June 17, 2022, Revolving Credit Agreements
On June 17, 2022, the Company entered into a $3.5 billion unsecured five-year revolving credit facility and a $1.5 billion unsecured 18-month revolving credit facility, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2022 Revolving Credit Agreements”). Interest on borrowings under the revolving credit facilities accrues at applicable margins based on the Company's Index Debt Rating and ranges from 80 basis points to 150 basis points over specified benchmark rates for eurocurrency rate and SOFR loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The five-year facility’s termination date is June 17, 2027, or earlier, subject to the Company's discretion to terminate the agreement. The 18-month facility’s termination date is December 15, 2023, or earlier, subject to the Company's discretion to terminate the agreement. As of February 28, 2023, there were no borrowings outstanding under the 2022 Revolving Credit Agreements.

November 2021 Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). An aggregate amount of $3.0 billion or more of the November 2021 DDTL was drawn for the purpose of funding the consideration due for the purchase of the increased equity interest in VillageMD, and paying fees and expenses related to the foregoing, and the remainder can be used for general corporate purposes. The maturity dates on the 364 days loan, the two-year loan and the three-year loan are February 15, 2023, November 24, 2023 and November 24, 2024, respectively. On February 14, 2023, the Company repaid the 364 days loan. As of February 28, 2023, there were $3.0 billion in borrowings outstanding under the November 2021 DDTL. Amounts borrowed under the November 2021 DDTL and repaid or prepaid may not be reborrowed.

Borrowings under the November 2021 DDTL bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate, eurocurrency rate or, from and after the date that daily SOFR becomes available, the daily SOFR, plus an applicable margin. For the 364-day tranche, the applicable margin was approximately 0.75%. For the 2-year and 3-year tranche, the applicable margin is 0.85% and 1.00%, respectively.

WBA Q2 2023 Form 10-Q	21

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants. As of February 28, 2023, the Company was in compliance with all such applicable covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. The Company had average daily commercial paper outstanding of $1.0 billion and $1.1 billion at a weighted average interest rate of 5.04% and 0.33% for the six months ended February 28, 2023 and 2022, respectively.

Interest
Interest paid by the Company was $288 million and $211 million for the six months ended February 28, 2023 and 2022, respectively.

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

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

February 28, 2023	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$319	$6	Other current assets
Cross currency interest rate swaps	100	3	Other current assets
Cross currency interest rate swaps	650	55	Other non-current assets
Foreign currency forwards	8	—	Other non-current assets
Foreign currency forwards	470	4	Other current liabilities
Foreign currency forwards	4	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$1,831	$20	Other current assets
Foreign currency forwards	2,065	48	Other current liabilities
Total return swap	217	8	Other current liabilities

August 31, 2022	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$448	$19	Other current assets
Cross currency interest rate swaps	150	12	Other current assets
Cross currency interest rate swaps	750	83	Other non-current assets
Foreign currency forwards	3	—	Other non-current assets
Foreign currency forwards	221	1	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$2,874	$49	Other current assets
Foreign currency forwards	1,098	6	Other current liabilities
Total return swap	183	6	Other current liabilities

WBA Q2 2023 Form 10-Q	22

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

The income (expenses) due to changes in fair value of the derivative instruments were recognized in Consolidated Condensed Statements of Earnings as follows (in millions):

		Three months ended February 28,		Six months ended February 28,
	Location in Consolidated Condensed Statements of Earnings	2023	2022	2023	2022
Foreign currency forwards	Selling, general and administrative expenses [1]	$—	$(51)	$—	$4
Total return swap	Selling, general and administrative expenses	(3)	(8)	—	(10)
Foreign currency forwards	Other income (expense), net [1,2]	(73)	—	(92)	(1)

1.In fiscal 2023, certain expenses related to derivative instruments used as economic hedges, were presented as Other income (expense), net within the Consolidated Condensed Statements of Earnings, whereas these expenses were recorded within Selling, general, and administrative expenses within the Consolidated Condensed Statements of Earnings in prior periods.
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

WBA Q2 2023 Form 10-Q	23

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$752	$752	$—	$—
Cross currency interest rate swaps [2]	58	—	58	—
Foreign currency forwards [3]	27	—	27	—
Liabilities:
Foreign currency forwards [3]	$52	$—	$52	$—
Total return swap	8	—	8	—

	August 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$1,114	$1,114	$—	$—
Investments in debt securities [4]	130	—	130	—
Cross currency interest rate swaps [2]	96	—	96	—
Foreign currency forwards [3]	69	—	69	—
Investments in equity securities [5]	1	1	—	—
Liabilities:
Foreign currency forwards [3]	$7	$—	$7	$—
Total return swaps	6	—	6	—

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

There were no transfers between Levels for the six months ended February 28, 2023.

The carrying value of the Company's commercial paper and credit facilities approximated their respective fair values due to their short-term nature.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of February 28, 2023 the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $7.6 billion and $6.8 billion, respectively.

The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the February 28, 2023 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of February 28, 2023. See Note 7. Debt, for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

WBA Q2 2023 Form 10-Q	24

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

Litigation Relating to 2016 Goals
On December 29, 2014, a putative shareholder filed a derivative action in federal court in the Northern District of Illinois against certain current and former directors and officers of Walgreen Co. and Walgreen Co., as a nominal defendant, arising out of certain public statements the Company made regarding its former fiscal 2016 goals. (Cutler v. Wasson et al., No. 1:14-cv-10408 (N.D. Ill.)) The action asserts claims for breach of fiduciary duty, waste and unjust enrichment. On May 18, 2015, the case was stayed in light of a securities class action that was filed on April 10, 2015 (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.). On November 3, 2016, the Court entered a stipulation and order extending the stay until the resolution of the securities class action. The securities class action was resolved and a final judgement order entered on October 13, 2022. On March 24, 2023, the plaintiff filed a motion for preliminary approval of a settlement resolving the litigation.

WBA Q2 2023 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.)) The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. The Company’s motion to dismiss the consolidated class action complaint filed on August 17, 2015 was granted in part and denied in part on September 30, 2016. The court granted plaintiff’s motion for class certification on March 29, 2018, and plaintiff filed a first amended complaint on December 19, 2018. A motion to dismiss the first amended complaint was granted in part and denied in part on September 23, 2019. Fact discovery and expert discovery have concluded. On November 2, 2021, the Court denied plaintiffs’ motion for summary judgment and granted in part and denied in part defendants’ cross motion. On March 2, 2022 the Court granted the Company’s motion to reconsider a portion of that ruling. On June 29, 2022 the Court granted preliminary approval of a settlement in the amount of $105 million, which was paid in fiscal 2022. The Court issued a final judgment order approving the settlement on October 13, 2022.

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
•One case remanded to the U. S. District Court for the Eastern District of Oklahoma (The Cherokee Nation v. McKesson Corp., et al., Case No. 18-CV-00056-RAW-SPS), which was then remanded to the District Court of Sequoyah County, Oklahoma. The matter is stayed pursuant to a joint request from the parties.
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

WBA Q2 2023 Form 10-Q	26

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

The Company also has been named as a defendant in numerous actions brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in the following states:

•Nevada (State of Nevada v. McKesson Corporation, et al., Case No. A-19-796755-B, Eighth Judicial District Court, Clark County, Nevada - July 2023).
•Missouri (Jefferson County, Missouri v. Dannie E. Williams, M.D., et al., Case No. 20JE-CC00029, Twenty-Third Judicial Circuit, Jefferson County, Missouri - July 2024).
•Florida (Florida Health Sciences Center, Inc., et al. v. Richard Sackler, et al., Case No. CACE 19-018882, Seventeenth Judicial Circuit Court, Broward County, Florida - May 2025).

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

As of November 30, 2022, the Company concluded that Settlement Framework discussions had advanced to a stage where a broad settlement of opioid claims by Settling States was probable, and for which the related loss was reasonably estimable. As a result of those conclusions and the Company’s ongoing assessment of other opioid-related claims, the Company recorded a $6.5 billion liability associated with the Settlement Frameworks and other opioid-related claims and litigation settlements during the three months ended November 30, 2022. The settlement accrual is reflected in the Consolidated Condensed Statement of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment. Loss contingencies are highly subjective, the Company cannot predict if any agreement will become effective, and unpredictable or unfavorable developments can occur. The amount of the actual loss may differ materially from the accrual estimate. As of February 28, 2023, the Company has accrued a total $7.4 billion liability associated with the Settlement Frameworks and other opioid-related claims and litigation settlements, including $1.0 billion and $6.4 billion of the estimated settlement liability in Accrued expenses and other current liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheet.

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

WBA Q2 2023 Form 10-Q	27

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

Usual and Customary Pricing Litigation
The Company is defending a number of claims, lawsuits and investigations that allege that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. These actions have been brought by different types of plaintiffs, including insurance companies, plan members, government and private payors, based on different legal theories. At least one of these cases was brought as a putative class action.

Note 11. Income taxes

The effective tax rate for the three months ended February 28, 2023 was 11.5%, compared to 18.2% for the three months ended February 28, 2022. The decrease in the effective tax rate was primarily due to the reduction in the valuation allowance and impact of the opioid-related claims and litigation settlements. The Company recognized a tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized in the current period against capital gains recognized on the sale of shares in AmerisourceBergen. See Note 5. Equity method investments for further information. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the three months ended February 28, 2023.

The effective tax rate for the six months ended February 28, 2023 was a benefit of 29.5%, primarily due to a reduction in the valuation allowance and impact of the opioid-related claims and litigation settlements. The Company recognized a tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized against capital gains recognized on the sale of shares in AmerisourceBergen and based on forecasted capital gains. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the six months ended February 28, 2023. The effective tax rate for the six months ended February 28, 2022 was 9.4%, primarily due to lower tax expense on gains from consolidation of the Company’s investment in VillageMD and Shields, as a portion of these gains were not subject to tax. See Note 2. Acquisitions and other investments for further information.

Income taxes paid for the six months ended February 28, 2023 and 2022 were $131 million and $201 million, respectively.

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

WBA Q2 2023 Form 10-Q	28

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Components of net periodic pension (income) costs for the defined benefit pension plans (in millions):

		Three months ended February 28,		Six months ended February 28,
	Location in Consolidated Condensed Statements of Earnings	2023	2022	2023	2022
Service costs	Selling, general and administrative expenses	$1	$1	$2	$3
Interest costs	Other income (expense), net	63	38	122	78
Expected returns on plan assets/other	Other income (expense), net	(80)	(72)	(156)	(146)
Total net periodic pension income		$(16)	$(33)	$(32)	$(65)

The Company made cash contributions to its defined benefit pension plans of $11 million for the six months ended February 28, 2023, which primarily related to committed payments. The Company plans to contribute an additional $25 million to its defined benefit pension plans during the remainder of fiscal 2023.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision is an expense of $60 million and $125 million for the three and six months ended February 28, 2023, respectively, compared to an expense of $54 million and $123 million for the three and six months ended February 28, 2022, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is UK based to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statement of Earnings was $21 million and $41 million for the three and six months ended February 28, 2023, respectively, compared to an expense of $23 million and $48 million for the three and six months ended February 28, 2022, respectively.

Note 13. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (loss) (“AOCI”) by component and net of tax for the three and six months ended February 28, 2023 and 2022 (in millions):

	Pension/ post- retirement obligations	Unrealized loss on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale securities	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2022	$(162)	$(5)	$183	$1	$(250)	$(2,583)	$(2,815)
Other comprehensive (loss) income before reclassification adjustments	—	(1)	(57)	(1)	78	133	153
Amounts reclassified from AOCI	(7)	1	—	—	40	(11)	22
Tax benefit (provision)	2	—	14	—	(30)	—	(15)
Net change in other comprehensive (loss) income	(5)	—	(43)	(1)	88	122	161
Balance at February 28, 2023	$(167)	$(5)	$140	$—	$(162)	$(2,461)	$(2,654)

WBA Q2 2023 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post- retirement obligations	Unrealized (loss) income on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale securities	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2022	$(157)	$(3)	$213	$1	$(254)	$(2,605)	$(2,805)
Other comprehensive (loss) income before reclassification adjustments	—	(3)	(96)	(1)	(25)	158	33
Amounts reclassified from AOCI	(13)	—	—	—	150	(14)	123
Tax benefit (provision)	3	—	23	—	(33)	—	(6)
Net change in other comprehensive (loss) income	(10)	(2)	(73)	(1)	92	144	151
Balance at February 28, 2023	$(167)	$(5)	$140	$—	$(162)	$(2,461)	$(2,654)

	Pension/ post- retirement obligations	Unrealized (loss) income on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2021	$(364)	$(9)	$9	$(74)	$(1,863)	$(2,301)
Other comprehensive income (loss) before reclassification adjustments	1	—	(22)	(105)	78	(48)
Amounts reclassified from AOCI	(5)	1	—	—	3	(1)
Other	(6)	—	—	—	—	(6)
Tax benefit	2	—	2	26	—	29
Net change in other comprehensive (loss) income	(8)	—	(20)	(80)	81	(26)
Balance at February 28, 2022	$(372)	$(9)	$(11)	$(154)	$(1,782)	$(2,328)

WBA Q2 2023 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post- retirement obligations	Unrealized (loss) income on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale securities	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2021	$(359)	$(10)	$(35)	$96	$(29)	$(1,772)	$(2,109)
Other comprehensive income (loss) before reclassification adjustments	—	—	31	450	(165)	(9)	307
Amounts reclassified from AOCI	(11)	1	—	(577)	—	(1)	(587)
Other	(6)	—	—	—	—	—	(6)
Tax benefit (provision)	3	(1)	(8)	31	40	—	66
Net change in other comprehensive (loss) income	(13)	1	24	(96)	(125)	(10)	(220)
Balance at February 28, 2022	$(372)	$(9)	$(11)	$—	$(154)	$(1,782)	$(2,328)

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

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a leading national provider of value-based primary, urgent and multi-specialty care services; Shields, a specialty pharmacy integrator and accelerator for hospitals; a majority position in CareCentrix, a leading player in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

WBA Q2 2023 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in “Corporate and Other”.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Sales:
U.S. Retail Pharmacy	$27,577	$27,667	$54,781	$55,699
International	5,651	5,563	10,840	11,381
U.S. Healthcare	1,634	527	2,622	577
Corporate and Other	—	(1)	—	(1)
Walgreens Boots Alliance, Inc.	$34,862	$33,756	$68,244	$67,656

Adjusted operating income (Non-GAAP measure):
U.S. Retail Pharmacy	$1,067	$1,588	$2,172	$3,277
International	352	226	468	389
U.S. Healthcare	(159)	(77)	(311)	(90)
Corporate and Other	(44)	(79)	(100)	(143)
Walgreens Boots Alliance, Inc.	$1,215	$1,657	$2,229	$3,434

The following table reconciles adjusted operating income to operating income (loss) (in millions):

	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Adjusted operating income (Non-GAAP measure)	$1,215	$1,657	$2,229	$3,434
Certain legal and regulatory accruals and settlements	(427)	—	(6,981)	—
Acquisition-related amortization	(247)	(250)	(577)	(415)
Acquisition-related costs	(148)	(44)	(187)	(115)
Transformational cost management	(145)	(70)	(283)	(273)
Adjustments to equity earnings in AmerisourceBergen	(31)	(51)	(117)	(94)
LIFO provision	(20)	5	(38)	(9)
Operating income (loss) (GAAP measure)	$197	$1,246	$(5,954)	$2,529

WBA Q2 2023 Form 10-Q	32

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 15. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
U.S. Retail Pharmacy
Pharmacy	$19,874	$19,820	$40,092	$40,925
Retail	7,703	7,847	14,689	14,774
Total	27,577	27,667	54,781	55,699

International
Pharmacy	898	958	1,766	1,975
Retail	1,994	1,880	3,643	3,676
Wholesale	2,759	2,725	5,431	5,730
Total	5,651	5,563	10,840	11,381

U.S. Healthcare	1,634	527	2,622	577

Corporate and Other [1]	—	(1)	—	(1)

Walgreens Boots Alliance, Inc.	$34,862	$33,756	$68,244	$67,656

1.Includes certain eliminations.

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

Related party transactions with AmerisourceBergen (in millions):

	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Purchases, net	$15,759	$15,063	$31,199	$30,854

	February 28, 2023	August 31, 2022
Trade accounts payable, net of Trade accounts receivable	$7,839	$6,915

WBA Q2 2023 Form 10-Q	33

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

Note 18. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $4.3 billion and $4.0 billion at February 28, 2023 and August 31, 2022, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen, were $1.4 billion and $1.1 billion at February 28, 2023 and August 31, 2022, respectively. See Note 16. Related parties for further information.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Depreciation expense	$361	$348	$697	$683
Intangible assets amortization	199	175	357	340
Total depreciation and amortization expense	$559	$524	$1,055	$1,024

WBA Q2 2023 Form 10-Q	34

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated depreciation and amortization on property, plant and equipment was $12.8 billion at February 28, 2023 and $12.8 billion at August 31, 2022.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. The following represents a reconciliation of Cash and cash equivalents in the Consolidated Condensed Balance Sheets to total Cash, cash equivalents, marketable securities and restricted cash in the Consolidated Condensed Statements of Cash Flows as of February 28, 2023 and August 31, 2022, respectively (in millions):

	February 28, 2023	August 31, 2022
Cash and cash equivalents	$1,088	$1,358
Marketable securities	752	1,114
Restricted cash (included in other current and non-current assets)	153	86
Cash, cash equivalents, marketable securities and restricted cash	$1,993	$2,558

Redeemable non-controlling interest
The following represents a roll forward of the redeemable non-controlling interest in the Consolidated Condensed Balance Sheets (in millions):

	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Opening balance	$157	$2,787	$1,042	$319
Recognition upon acquisition of subsidiary [1]	—	—	—	2,489
Acquisition of non-controlling interests [2]	—	(2,047)	—	(2,047)
Net loss attributable to Redeemable non-controlling interests	(1)	(12)	(24)	(33)
Redemption price adjustments [3]	—	83	440	90
Reclassifications to Accrued expenses and other liabilities [4]	—	—	(1,314)	—
Other	3	2	14	(6)
Ending balance	$158	$812	$158	$812

1.The six months ended February 28, 2022, includes $1.9 billion of redeemable non-controlling interest, representing the maximum purchase price to redeem non-controlling units in VillageMD for cash, and redeemable non-controlling interest in Shields. On November 24, 2021, VillageMD commenced a tender offer to purchase up to $1.9 billion of units in VillageMD for cash. The tender offer was fully subscribed and settled on December 28, 2021. The tender offer was funded by cash proceeds provided to VillageMD pursuant to the Unit Purchase Agreement.
2.The three and six months ended February 28, 2022 includes, $1.9 billion paid to existing shareholders of VillageMD as part of the fully subscribed tender offer and the acquisition of the remaining 30% non-controlling equity interests in the pharmaceutical wholesale business in Germany.
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
4.Represents the reclassification of the Shields and CareCentrix redeemable non-controlling interests to Accrued expenses and other liabilities, resulting from acceleration of the Company's plans for full ownership of Shields and CareCentrix.

See Note 2. Acquisitions and other investments for further information.

WBA Q2 2023 Form 10-Q	35

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 16.0 million and 16.8 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation for the three and six months ended February 28, 2023, compared to 17.9 million and 16.9 million for the three and six months ended February 28, 2022, respectively.

Due to the anti-dilutive effect resulting from the reported net loss, an incremental 4.8 million of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for the six months ended February 28, 2023.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2023	2022
November	$0.4800	$0.4775
February	$0.4800	$0.4775
Total	$0.9600	$0.9550

Note 19. Subsequent events

2023 Revolving Credit Agreement
On March 2, 2023, the Company entered into a $900 million unsecured 364-day revolving credit facility (the “2023 Revolving Credit Agreement”) with a termination date of February 29, 2024, or earlier, subject to the Company's discretion. Borrowings under the 2023 Revolving Credit Agreement bear interest at fluctuating rate per annum equal to, at the Company’s option, the alternate base rate, the term SOFR or the daily SOFR, in each case, plus an applicable margin. The applicable margin is in each case based on the rating of the Company’s corporate debt obligations as determined by Moody’s or S&P.

WBA Q2 2023 Form 10-Q	36

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
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: impact of opioid litigation settlements, the impact of COVID-19 on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws, including United States (“U.S.”) and the United Kingdom (“UK”) tax law changes; changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; adjustments to Centers for Medicare and Medicaid Services, Medicare Advantage and Medicare rates; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes in general economic conditions in the markets in which the Company operates, including changes that would negatively impact our access to capital markets.

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

WBA Q2 2023 Form 10-Q	37

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Opioid litigation settlements
On November 2, 2022, the Company announced that it had agreed to financial amounts and payment terms as part of settlement frameworks (the “Settlement Frameworks”) that have the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. The Company recorded a $6.5 billion liability associated with the Settlement Frameworks and other opioid-related claims and litigation during the three months ended November 30, 2022. The settlement accrual is reflected in the Consolidated Condensed Statement of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment. As of February 28, 2023, the Company has accrued a total $7.4 billion liability associated with the Settlement Frameworks and other opioid-related claims and litigation settlements, including $1.0 billion and $6.4 billion of the estimated settlement liability in Accrued expenses and other current liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheet.

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

The U.S. Healthcare segment currently consists of a majority position in Village Practice Management Company, LLC (“VillageMD”), a leading national provider of value-based primary, urgent and multi-specialty care services; Shields Health Solutions Parent, LLC (“Shields”), a specialty pharmacy integrator and accelerator for hospitals, a majority position in CCX Next, LLC (“CareCentrix”), a leading player in the post-acute and home care management sectors; and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

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

Sale of AmerisourceBergen common stock
On November 10, 2022, the Company sold 13.2 million shares of AmerisourceBergen common stock for total consideration of approximately $2.0 billion.

On December 13, 2022, the Company sold 6.0 million shares of AmerisourceBergen common stock for total consideration of approximately $984 million.

See Note 5. Equity method investments to the Consolidated Condensed Financial Statements for further information.

WBA Q2 2023 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Shields acquisition
On December 28, 2022 the Company acquired the remaining 30% equity interest in Shields for approximately $1.4 billion of cash consideration.

See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

Summit acquisition
On January 3, 2023, Village Practice Management Company, LLC (“VillageMD”), through its parent company, following an internal reorganization, completed the acquisition of WP CityMD TopCo (“Summit”), a leading provider of primary, specialty and urgent care in exchange, for $7.0 billion aggregate consideration, consisting of $4.85 billion of cash consideration paid, $2.05 billion in preferred units of VillageMD issued to Summit equity holders and $100 million of cash to be paid one year following closing. The cash consideration includes $86 million of cash paid to fund acquisition-related bonuses to Summit Health-CityMD employees which is recognized as compensation expense of the Company. In addition, VillageMD paid off approximately $1.9 billion in net debt of Summit. In connection with the amended Agreement and Plan of Merger, and in order to finance the acquisition, the Company and Cigna Health & Life Insurance Company (“Cigna”) acquired preferred units of VillageMD in exchange for $1.75 billion and $2.5 billion in aggregate consideration, respectively. Following the Summit acquisition, the Company remains the largest and consolidating equity holder of VillageMD with ownership of approximately 53% of the outstanding equity interests on a fully diluted basis.

See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

Sale of Option Care Health common stock
On March 3, 2023, the Company sold approximately 15.5 million shares of Option Care Health for a total consideration of approximately $469 million.

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

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores, including plans to close approximately 350 Boots stores in the UK and approximately 450 to 500 stores in the U.S. As of February 28, 2023, the Company has closed 252 and 403 stores in the UK and U.S., respectively.

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

WBA Q2 2023 Form 10-Q	39

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Transformational Cost Management Program Activities	Range of Charges
Lease obligations and other real estate costs [1]	$1,250 to $1,350 million
Asset impairments [2]	$750 to $800 million
Employee severance and business transition costs	$1,025 to $1,075 million
Information technology transformation and other exit costs	$300 to $350 million
Total cumulative pre-tax exit and disposal charges	$3.3 to $3.6 billion
Other IT transformation costs	$275 to $325 million
Total estimated pre-tax charges	$3.6 to $3.9 billion

1.Includes impairments relating to operating lease right-of-use and finance lease assets.
2.Primarily related to store closures and other asset impairments.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary note regarding forward-looking statements” below.

The total pre-tax charges under the Transformational Cost Management Program, which were primarily recorded in Selling, general and administrative expenses were as follows (in millions):

Three months ended February 28, 2023	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$131	$4	$2	$138
Other IT transformation costs	6	—	—	7
Total pre-tax charges	$138	$5	$2	$145

Six months ended February 28, 2023	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$250	$10	$6	$267
Other IT transformation costs	15	1	—	16
Total pre-tax charges	$265	$11	$6	$283

Three months ended February 28, 2022	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$43	$8	$5	$56
Other IT transformation costs	9	5	—	14
Total pre-tax charges	$52	$13	$5	$70

Six months ended February 28, 2022	U.S. Retail Pharmacy	International	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$166	$51	$14	$231
Other IT transformation costs	27	15	—	42
Total pre-tax charges	$193	$66	$14	$273

See Note 3. Exit and disposal activities, to the Consolidated Condensed Financial Statements for additional information.

WBA Q2 2023 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Sales	$34,862	$33,756	$68,244	$67,656
Gross profit	7,055	7,708	14,008	15,283
Selling, general and administrative expenses	6,934	6,565	20,091	12,956
Equity earnings in AmerisourceBergen	75	103	129	202
Operating income (loss) (GAAP)	197	1,246	(5,954)	2,529
Adjusted operating income (Non-GAAP measure) [1]	1,215	1,657	2,229	3,434
Earnings (loss) before interest and income tax provision (benefit)	749	1,047	(4,410)	4,947
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	703	883	(3,018)	4,463
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	1,000	1,377	2,004	2,833
Diluted net earnings (loss) per common share (GAAP)	0.81	1.02	(3.50)	5.15
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	1.16	1.59	2.32	3.27

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Sales	3.3	3.0	0.9	5.4
Gross profit	(8.5)	13.7	(8.3)	14.0
Selling, general and administrative expenses	5.6	8.9	55.1	9.6
Operating income (loss) (GAAP)	(84.2)	49.7	NM	NM
Adjusted operating income (Non-GAAP measure) [1]	(26.7)	35.3	(35.1)	41.8
Earnings (loss) before interest and income tax provision (benefit)	(28.5)	(3.3)	(189.2)	NM
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	(20.4)	(4.1)	(167.6)	NM
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	(27.4)	25.8	(29.2)	38.7
Diluted net earnings (loss) per common share (GAAP)	(20.3)	(4.1)	(167.9)	NM
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	(27.2)	25.9	(29.0)	38.6

	Percent to sales
	Three months ended February 28,		Six months ended February 28, 2023
	2023	2022	2023	2022
Gross margin	20.2	22.8	20.5	22.6
Selling, general and administrative expenses	19.9	19.4	29.4	19.1

WBA Q2 2023 Form 10-Q	41

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

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings (GAAP) for the three months ended February 28, 2023 compared to three months ended February 28, 2022
Net earnings attributable to the Company for the three months ended February 28, 2023 was $703 million compared to $883 million for the year-ago quarter. Diluted net earnings per share was $0.81 compared to $1.02 for the year-ago quarter. The decreases in net earnings and diluted net earnings per share reflect lower operating income partially offset by a $454 million after-tax gain from the partial sale of the Company's equity method investment in AmerisourceBergen.

Operating income (loss) in the quarter reflects significantly lower volumes of COVID-19 vaccinations and testing lapping the year-ago quarter's Omicron surge, a $306 million pre-tax charge for opioid-related claims and litigation settlements, Summit Health acquisition costs, planned payroll investments in U.S. Retail Pharmacy segment, investments in U.S. Healthcare segment, and higher costs related to the Transformational Cost Management Program partly offset by improved retail contributions in the U.S. Retail Pharmacy segment and the growth in International segment.

Other income (expense), net for the three months ended February 28, 2023 was $552 million compared to other expense of $198 million for the year-ago quarter. The increase was primarily due to the $492 million pre-tax gain from the partial sale of the Company's equity method investment in AmerisourceBergen during the three months ended February 28, 2023 and the impairment loss of $190 million for certain equity investments recorded for the three months ended February 28, 2022.

Interest expense, net was $141 million for the three months ended February 28, 2023 compared to $100 million for the three months ended February 28, 2022. The increase in interest expense was primarily the result of higher short-term benchmark interest rates and incremental facility borrowings associated with the Summit Health transaction in the current period.

The Company's effective tax rate for the three months ended February 28, 2023 was 11.5 percent, compared to 18.2 percent for three months ended February 28, 2022. The decrease in the effective tax rate was primarily due to the reduction in the valuation allowance and impact of the opioid-related claims and litigation settlements. The Company recognized a tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized in the current period against capital gains recognized on the sale of shares in AmerisourceBergen. See Note 5. Equity method investments for further information. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the three months ended February 28, 2023.

Adjusted net earnings (Non-GAAP measure) for the three months ended February 28, 2023 compared to three months ended February 28, 2022

Adjusted net earnings attributable to the Company for the three months ended February 28, 2023 decreased 27.4 percent to $1.0 billion compared with the year-ago quarter. Adjusted diluted net earnings per share for the three months ended February 28, 2023 decreased 27.2 percent to $1.16 compared with the year-ago quarter.

Excluding the impact of currency translation, the decrease in adjusted net earnings for the three months ended February 28, 2023 primarily reflects significantly lower volumes of COVID-19 vaccinations and testing compared with the Omicron surge in the year-ago quarter, planned payroll investments in U.S. Retail Pharmacy, and investments in U.S. Healthcare. This was partly offset by improved retail contributions in the U.S. and International growth.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2023 Form 10-Q	42

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net earnings (GAAP) for the six months ended February 28, 2023 compared to six months ended February 28, 2022

Net loss attributable to the Company for the six months ended February 28, 2023 was $3.0 billion compared to net earnings of $4.5 billion for the year-ago period. Diluted net loss per share was $3.50 compared to diluted net earnings per share of $5.15 for the year-ago period. The decreases in net earnings and diluted net earnings per share is driven by $5.4 billion after-tax charge for opioid-related claims and litigation settlements partly offset by the $1.4 billion after-tax gain from the partial sale of the Company's equity method investment in AmerisourceBergen in the six months ended February 28, 2023, lapping $2.5 billion after-tax gain on the Company's investments in VillageMD and Shields in the year-ago period, and lower operating income reflecting a COVID-19 headwind, planned payroll and IT investments in U.S. Retail Pharmacy segment and investments in U.S. Healthcare segment, partly offset by improved retail contributions in the U.S. Retail Pharmacy segment and growth in the International segment.

Operating income (loss) in the period reflects a $6.8 billion pre-tax charge for opioid-related claims and litigation settlements, significantly lower volumes of COVID-19 vaccinations and testing, planned payroll and IT investments in U.S. Retail Pharmacy, and growth investments in U.S. Healthcare, partly offset by improved retail contributions in the U.S. Retail Pharmacy segment and growth in the International segment.

Other income (expense), net for the six months ended February 28, 2023 was $1.5 billion compared to $2.4 billion for the year-ago period. The decrease in other income is mainly due to the gains on the Company's investments in VillageMD and Shields in the year-ago period, partly offset by the $1.5 billion pre-tax gain from the partial sale of the Company's equity method investment in AmerisourceBergen.

Interest expense, net was $252 million for the six months ended February 28, 2023, compared to $186 million for the six months ended February 28, 2022. The increase in interest expense was primarily the result of higher short-term benchmark interest rates and incremental facility borrowings associated with the Summit Health transaction in the current period.

The effective tax rate for the six months ended February 28, 2023 was a benefit of 29.5 percent primarily due to a reduction in the valuation allowance and impact of the opioid-related claims and litigation settlements. The Company recognized a tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized against capital gains recognized on the sale of shares in AmerisourceBergen and based on forecasted capital gains. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the six months ended February 28, 2023. The effective tax rate for the six months ended February 28, 2022 was 9.4 percent, primarily due to lower tax expense on gains from consolidation of the Company's investment in VillageMD and Shields, as a portion of these gains were not subject to tax. See Note 2. Acquisitions and other investments for further information.

Adjusted net earnings (Non-GAAP measure) for the six months ended February 28, 2023 compared to six months ended February 28, 2022

Adjusted net earnings attributable to the Company for the six months ended February 28, 2023 decreased 29.2 percent to $2.0 billion compared with the year-ago period. Adjusted diluted net earnings per share for the six months ended February 28, 2023 decreased 29.0 percent to $2.32 compared with the year-ago period.

Excluding the impact of currency translation, the decrease in adjusted net earnings for the six months ended February 28, 2023 primarily reflects lower adjusted operating income due to a COVID-19 headwind of approximately 23.7 percent, planned payroll and IT investments in U.S. Retail Pharmacy segment, and investments in U.S Healthcare segment, partly offset by improved retail contributions in the U.S. Retail Pharmacy segment, and growth in the International segment.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2023 Form 10-Q	43

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Sales	$27,577	$27,667	$54,781	$55,699
Gross profit	5,825	6,487	11,711	12,834
Selling, general and administrative expenses	5,527	5,199	17,225	10,290
Equity earnings in AmerisourceBergen	75	103	129	202
Operating income (loss) (GAAP)	373	1,390	(5,385)	2,746
Adjusted operating income (Non-GAAP measure) [1]	1,067	1,588	2,172	3,277

Number of prescriptions [2]	197.3	203.3	408.6	421.3
30-day equivalent prescriptions [2,3]	298.0	300.0	609.6	613.8
Number of locations at period end	8,779	8,906	8,779	8,906

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Sales	(0.3)	1.2	(1.6)	2.2
Gross profit	(10.2)	13.8	(8.7)	13.2
Selling, general and administrative expenses	6.3	4.9	67.4	5.8
Operating income (loss) (GAAP)	(73.2)	67.9	NM	NM
Adjusted operating income (Non-GAAP measure) [1]	(32.8)	36.5	(33.7)	41.4

Comparable sales [4]	3.1	9.5	3.5	8.7
Pharmacy sales	0.3	(3.3)	(2.0)	(1.1)
Comparable pharmacy sales [4]	4.9	7.3	4.9	7.1
Retail sales	(1.8)	14.5	(0.6)	12.4
Comparable retail sales [4]	(1.0)	14.7	0.1	12.8
Comparable number of prescription [2,4]	(2.2)	4.6	(2.3)	5.9
Comparable 30-day equivalent prescriptions [2,3,4]	0.2	4.7	0.1	5.4

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Gross margin	21.1	23.4	21.4	23.0
Selling, general and administrative expenses	20.0	18.8	31.4	18.5

WBA Q2 2023 Form 10-Q	44

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

Sales for the three months ended February 28, 2023 compared to three months ended February 28, 2022
Sales for the three months ended February 28, 2023 decreased by 0.3 percent to $27.6 billion. Comparable sales increased by 3.1 percent for the three months ended February 28, 2023.

Pharmacy sales increased by 0.3 percent for the three months ended February 28, 2023 and represented 72.1 percent of the segment’s sales. Pharmacy sales were negatively impacted by a 3.5 percentage point headwind from AllianceRx Walgreens. For the three months ended February 28, 2022, pharmacy sales decreased 3.3 percent and represented 71.6 percent of the segment’s sales. Comparable pharmacy sales increased 4.9 percent for the three months ended February 28, 2023, benefiting from branded drug inflation, compared to an increase of 7.3 percent in the year-ago quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs, reduced pharmacy sales by 0.6 percent for the three months ended February 28, 2023 compared to a reduction of 0.2 percent in the year-ago quarter. The effect of generics on segment sales was a reduction of 0.4 percent for the three months ended February 28, 2023 compared to a reduction of 0.1 percent in the year-ago quarter. Within comparable pharmacy sales, 30-day equivalent prescriptions filled during the three months ended February 28, 2023 increased by 0.2% compared to the year-ago quarter.

Retail sales decreased by 1.8 percent for the three months ended February 28, 2023 and were 27.9 percent of the segment’s sales. In comparison, in the year-ago quarter, retail sales increased by 14.5 percent and comprised 28.4 percent of the segment’s sales. Comparable retail sales decreased 1.0 percent in the three months ended February 28, 2023 compared to an increase of 14.7 percent in the year-ago quarter. The decrease in comparable retail sales in the current quarter was primarily driven by a 500 basis points headwind from lower sales of over the counter test kits, partly offset by strong core growth across all categories.

Operating income for the three months ended February 28, 2023 compared to operating income for the three months ended February 28, 2022
Gross profit was $5.8 billion for the three months ended February 28, 2023 compared to $6.5 billion in the year-ago quarter. Gross profit decreased 10.2 percent, primarily driven by lower COVID-19 vaccine and testing volumes, reimbursement pressure, net of procurement savings, partially offset by improved retail gross profit driven by gross margin expansion and strong underlying performance across categories.

Selling, general and administrative expenses as a percentage of sales were 20.0 percent for the three months ended February 28, 2023 and 18.8 percent for the three months ended February 28, 2022. The increase is primarily driven by a $306 million pre-tax charge for opioid-related claims and litigation settlements and planned labor investments, partly offset by cost savings from reduced labor for lower volumes of COVID-19 vaccinations and testing and savings from the Transformational Cost Management Program.

WBA Q2 2023 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating income for the three months ended February 28, 2023 was $373 million, including $75 million from the Company's share of equity earnings in AmerisourceBergen. This compared to $1.4 billion of operating income in the year-ago quarter, including $103 million from Company's share of equity earnings in AmerisourceBergen. The decrease was primarily driven by significant COVID-19 headwinds from lower vaccine and testing volumes, an approximately $306 million pre-tax charge for opioid-related claims and litigation settlements, continued reimbursement pressure, net of procurement, and planned labor investments.

Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2023 and 2022
Adjusted operating income for the three months ended February 28, 2023 decreased by 32.8 percent to $1.1 billion. The decrease was primarily due lower COVID-19 vaccine and testing volumes, continued reimbursement pressure net of procurement, and planned labor investments, partly offset by improved retail gross profit driven by gross margin expansion and strong underlying performance across categories.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 28, 2023 compared to six months ended February 28, 2022
Sales for the six months ended February 28, 2023 decreased by 1.6 percent to $54.8 billion. Comparable sales increased by 3.5 percent for the six months ended February 28, 2023.

Pharmacy sales decreased by 2.0 percent for the six months ended February 28, 2023 and represented 73.2 percent of the segment’s sales. Pharmacy sales were negatively impacted by a 5.7 percentage point headwind from AllianceRx Walgreens. For the six months ended February 28, 2022, pharmacy sales decreased by 1.1 percent and represented 73.5 percent of the segment’s sales. Comparable pharmacy sales increased 4.9 percent for the six months ended February 28, 2023, benefiting from branded drug inflation, compared to an increase of 7.1 percent in the year-ago period. The effect of generic drugs, which have a lower retail price, replacing brand name drugs, reduced pharmacy sales by 0.6% for the six months ended February 28, 2023 compared to a reduction of 0.2 percent in the year-ago period. The effect of generics on segment sales was a reduction of 0.4% for the six months ended February 28, 2023 compared to a reduction of 0.1 percent in the year-ago period. Within comparable pharmacy sales, 30-day equivalent prescriptions filled during the six months ended February 28, 2023 increased by 0.1% compared to the year-ago period.

Retail sales decreased by 0.6 percent for the six months ended February 28, 2023 and were 26.8 percent of the segment’s sales. In comparison, in the year-ago period, retail sales increased by 12.4 percent and represented 26.5 percent of the segment’s sales. Comparable retail sales increased 0.1 percent in the six months ended February 28, 2023 and 12.8 percent in the year-ago period. The increase in comparable retail sales in the current period was primarily driven by strong cough, cold, and flu sales, and strength in the beauty and personal care categories, benefiting from owned brand offerings, partially offset by lower sales of COVID-19 over the counter test kits.

Operating loss for the six months ended February 28, 2023 compared to operating income for the six months ended February 28, 2022
Gross profit was $11.7 billion for the six months ended February 28, 2023 compared to $12.8 billion in the year-ago period. Gross profit decreased 8.7 percent, primarily driven by lower COVID-19 vaccine and testing volumes and pharmacy reimbursement pressure, net of procurement, offset by improved retail gross profit driven by gross margin expansion, strong underlying performance across categories and improved shrink.

Selling, general and administrative expenses as a percentage of sales were 31.4 percent for the six months ended February 28, 2023 and 18.5 percent for the six months ended February 28, 2022. The increase is primarily driven by the $6.8 billion charge for opioid-related claims and litigation settlements, increased labor investments, and incremental IT and digital investments, partly offset by cost savings from the Transformational Cost Management Program.

Operating loss for the six months ended February 28, 2023 was $5.4 billion, including $129 million of operating income from the Company's share of equity earnings in AmerisourceBergen. This compared to $2.7 billion of operating income in the year-ago period, including $202 million from Company's share of equity earnings in AmerisourceBergen. The decrease was primarily driven by a $6.8 billion pre-tax charge for opioid-related claims and litigation settlements, lower COVID-19 vaccination volumes, continued reimbursement pressure, and planned labor investments, partially offset by improved retail gross profit driven by gross margin expansion and higher core sales.

WBA Q2 2023 Form 10-Q	46

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2023 compared to six months ended February 28, 2022
Adjusted operating income for the six months ended February 28, 2023 decreased by 33.7 percent to $2.2 billion. The decrease was primarily due to lower COVID-19 vaccination volumes, continued reimbursement pressure and planned labor investments, partly offset by improved retail gross profit driven by gross margin expansion.

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

WBA Q2 2023 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Sales	$5,651	$5,563	$10,840	$11,381
Gross profit	1,198	1,206	2,248	2,413
Selling, general and administrative expenses	846	1,033	1,789	2,186
Operating income (GAAP)	353	173	459	227
Adjusted operating income (Non-GAAP measure) [1]	352	226	468	389

Number of locations at period end	3,975	4,017	3,975	4,017

	Percentage increases (decreases)
	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Sales	1.6	2.6	(4.7)	17.2
Gross profit	(0.7)	11.8	(6.8)	16.6
Selling, general and administrative expenses	(18.2)	6.2	(18.2)	13.6
Operating income (GAAP)	104.0	62.8	102.2	56.6
Adjusted operating income (Non-GAAP measure) [1]	55.8	55.0	20.2	67.7

Comparable sales in constant currency [2]	10.8	13.5	8.4	12.8
Pharmacy sales	(6.2)	2.1	(10.6)	7.7
Comparable pharmacy sales in constant currency [2]	3.1	4.4	2.1	6.8
Retail sales	6.1	15.2	(0.9)	16.6
Comparable retail sales in constant currency [2]	14.7	19.0	11.8	16.4

	Percent to sales
	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Gross margin	21.2	21.7	20.7	21.2
Selling, general and administrative expenses	15.0	18.6	16.5	19.2

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

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WBA Q2 2023 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Sales for the three months ended February 28, 2023 compared to three months ended February 28, 2022
Sales for the three months ended February 28, 2023 increased 1.6 percent to $5.7 billion. The adverse impact of currency translation on sales was 7.5 percentage points. Comparable sales in constant currency, increased by 10.8 percent, mainly due to higher sales in Boots UK.

Pharmacy sales decreased 6.2 percent in the three months ended February 28, 2023 and represented 15.9 percent of the segment’s sales. The adverse impact of currency translation on pharmacy sales was 6.9 percentage points. Comparable pharmacy sales in constant currency increased 3.1 percent compared to the year-ago quarter, reflecting prescription drug inflation in the UK and Mexico, partially offset by lower demand for COVID-19 services in the UK, compared to the year-ago quarter.

Retail sales increased 6.1 percent for the three months ended February 28, 2023 and represented 35.3 percent of the segment’s sales. The adverse impact of currency translation on retail sales was 9.5 percentage points. Comparable retail sales in constant currency increased 14.7 percent reflecting higher retail sales in the UK, including a recovery in store footfall, following the trading headwind created by the Omicron variant, in the year-ago quarter.

Pharmaceutical wholesale sales increased 1.2 percent for the three months ended February 28, 2023 and represented 48.8 percent of the segment’s sales. The adverse impact of currency translation on pharmaceutical wholesale sales was 6.3 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales reflects solid execution in a growing market.

Operating income for the three months ended February 28, 2023 compared to three months ended February 28, 2022
Gross profit decreased 0.7 percent for the three months ended February 28, 2023. Gross profit was adversely impacted by 8.2 percentage points, or $99 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher UK retail sales, and solid execution in our Germany wholesale business, partially offset by lower demand for COVID-19 related services in the UK, and the adverse gross margin impact of National Health Service (“NHS”) pharmacy funding.

Selling, general and administrative expenses in the quarter decreased 18.2 percent from the year-ago quarter to $846 million, reflecting a favorable currency impact of 7.6 percentage points. The decrease reflects real estate gains and effective cost management in Germany and lower acquisition related costs. These decreases were partially offset in the UK, by increased in-store and marketing activities, higher inflation, and lapping of temporary COVID-19 related benefits received in the UK, in the year-ago quarter.

Operating income for the three months ended February 28, 2023 increased 104.0 percent to $353 million. Operating income was adversely impacted by 11.9 percentage points, or $21 million as a result of currency translation. Excluding the impact of currency translation, the increase in operating income reflects execution in Germany, including real estate gains and strong growth in UK retail.

Adjusted operating income (Non-GAAP measure) for the three months ended February 28, 2023 compared to three months ended February 28, 2022
Adjusted operating income for the three months ended February 28, 2023 increased 55.8 percent to $352 million. Adjusted operating income in the quarter was adversely impacted by 9.9 percentage points, or $22 million, of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income reflects execution in Germany, including real estate gains and strong growth in UK retail.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 28, 2023 compared to six months ended February 28, 2022
Sales for the six months ended February 28, 2023 decreased 4.7 percent to $10.8 billion. The adverse impact of currency translation on sales was 11.5 percentage points. Comparable sales in constant currency, increased 8.4 percent, mainly due to higher sales in Boots UK.

WBA Q2 2023 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Pharmacy sales decreased 10.6 percent in the six months ended February 28, 2023 and represented 16.3 percent of the segment’s sales. The adverse impact of currency translation on pharmacy sales was 10.5 percentage points. Comparable pharmacy sales in constant currency increased 2.1 percent compared to the year-ago quarter, reflecting strong growth in Mexico and Chile, and higher comparable pharmacy sales in the UK, despite lower demand for COVID-19 services compared to the year-ago period.

Retail sales decreased 0.9 percent for the six months ended February 28, 2023 and represented 33.6 percent of the segment’s sales. The adverse impact of currency translation on retail sales was 12.9 percentage points. Comparable retail sales in constant currency increased 11.8 percent reflecting higher retail sales in the UK, including the impact of the ongoing recovery in store footfall, especially in flagship, destination stores and travel locations, compared to pre-COVID-19 levels.

Pharmaceutical wholesale sales decreased 5.2 percent for the six months ended February 28, 2023 and represented 50.1 percent of the segment’s sales. The adverse impact of currency translation on pharmaceutical wholesale sales was 11.0 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales reflects solid execution in a growing market.

Operating income for the six months ended February 28, 2023 compared to six months ended February 28, 2022
Gross profit decreased 6.8 percent for the six months ended February 28, 2023. Gross profit was adversely impacted by 11.6 percentage points, or $281 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales in the UK, and solid execution in our Germany wholesale business. This was partially offset by lower demand for COVID-19 pharmacy services and the adverse gross margin impact of NHS pharmacy funding in the UK.

Selling, general and administrative expenses for six months ended decreased 18.2 percent from the year-ago period to $1.8 billion, reflecting a favorable currency impact of 11.4 percentage points reflecting real estate gains and effective cost management in Germany and lower acquisition related costs, as well as lower costs related to the Transformational Cost Management Program. These decreases were partially offset by increased UK in-store and marketing activity, higher inflation, and lapping of temporary COVID-19 related benefits received in the UK, in the year-ago period.

Operating income for the six months ended February 28, 2023 increased 102.2 percent to $459 million. Operating income was adversely impacted by 13.5 percentage points, or $31 million, as a result of currency translation. Excluding the impact of currency translation, the increase in operating income reflects a strong performance in UK retail sales, execution in Germany, including real estate gains, and lower costs related to the Transformational Cost Management Program compared to the year-ago period. This was partially offset by lower demand for COVID-19 pharmacy services, the adverse gross margin impact of NHS pharmacy funding, and increased selling, general and administrative expenses, reflecting increased in-store and marketing activity, higher inflation, and lapping of temporary COVID-19 related benefits received in the UK, in the year-ago period.

Adjusted operating income (Non-GAAP measure) for the six months ended February 28, 2023 compared to six months ended February 28, 2022
Adjusted operating income for the six months ended February 28, 2023 increased 20.2 percent to $468 million. Adjusted operating income in the quarter was adversely impacted by 9.4 percentage points, or $36 million, of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income reflects strong growth in UK retail sales and execution in Germany, including real estate gains, partially offset by lower demand for COVID-19 related services in the UK, the adverse gross margin impact of NHS pharmacy funding, and increased selling, general and administrative expenses, reflecting increased in-store and marketing activity, higher inflation, and lapping of temporary COVID-19 related benefits received in the UK, in the year-ago period.

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

WBA Q2 2023 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The U.S. Healthcare segment currently consists of a majority position in VillageMD, a leading national provider of value-based primary, urgent and multi-specialty care services; Shields, a specialty pharmacy integrator and accelerator for hospitals; a majority position in CareCentrix, a leading player in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services and care management programs to their members and members’ caregivers through both digital and physical channels.

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Sales	$1,634	$527	$2,622	$577
Gross profit	32	15	49	36
Selling, general and administrative expenses	504	227	958	292
Operating loss (GAAP)	(472)	(212)	(909)	(257)
Adjusted operating loss (Non-GAAP measure) [1]	(159)	(77)	(311)	(90)
Adjusted EBITDA (Non-GAAP measure) [1]	(109)	(62)	(233)	(72)

Number of payor/provider partnerships at period end	3	2	3	2
Number of locations with Walgreens Health Corners at period end	117	47	117	47
Number of VillageMD co-located clinics at period end	210	94	210	94
Number of VillageMD2/Summit/CityMD locations at period end	729	270	729	270

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Locations are defined as the primary care locations where the Company or the Company’s affiliates lease or license space and the providers are employed by either the Company or one of the Company’s affiliates. These locations are primarily branded as Village Medical where the Company employs the providers but, in some instances, may operate under their own brands.

Sales for the three months ended February 28, 2023 compared to three months ended February 28, 2022
Sales for the three months ended February 28, 2023 were $1.6 billion. This is reflective of VillageMD sales of $1.1 billion inclusive of Summit which closed January 3, 2023, Shields sales of $125 million, and CareCentrix sales of $399 million. Sales for the three months ended February 28, 2022 were $527 million reflecting VillageMD sales of $446 million and Shields sales of $81 million.

Operating loss for the three months ended February 28, 2023 compared to three months ended February 28, 2022
Gross profit for the three months ended February 28, 2023 was $32 million. Shields and CareCentrix gross profit was offset by the VillageMD expansion as VillageMD added 133 VillageMD clinics compared to the year-ago quarter.

Selling, general and administrative expenses were $504 million for the three months ended February 28, 2023 compared to $227 million for the three months ended February 28, 2022. The increase is driven by the impact of acquisitions, including Summit and higher investments in the organic business.

Operating loss for the three months ended February 28, 2023 was $472 million, compared to $212 million in the year-ago quarter. The increase was driven by the VillageMD clinic expansion inclusive of the Summit acquisition and higher organic business investments.

WBA Q2 2023 Form 10-Q	51

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating loss (Non-GAAP measure) for the three months ended February 28, 2023 compared to three months ended February 28, 2022
Adjusted operating loss was $159 million for the three months ended February 28, 2023 compared to a loss of $77 million in the year-ago quarter, reflecting VillageMD expansion and growth in organic business investments, partially offset by positive contributions from Shields and CareCentrix.

Adjusted EBITDA for the three months ended February 28, 2023 compared to three months ended February 28, 2022
Adjusted EBITDA loss was $109 million, for three months ended February 28, 2023 compared to a loss of $62 million in the year-ago quarter, reflecting VillageMD expansion and higher investments in the organic business, partially offset by positive contributions from Shields and CareCentrix.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 28, 2023 compared to six months ended February 28, 2022
Sales for the six months ended February 28, 2023 were $2.6 billion. This is reflective of VillageMD sales of $1.7 billion inclusive of Summit which closed January 3, 2023, Shields sales of $229 million, and CareCentrix sales of $732 million. Sales for the six months ended February 28, 2022 were $577 million reflecting a partial period for both VillageMD and Shields.

Operating loss for the six months ended February 28, 2023 compared to six months ended February 28, 2022
Gross profit for the six months ended February 28, 2023 was $49 million, reflecting results from Shields, VillageMD inclusive of approximately two months of Summit results, and CareCentrix. Shields and CareCentrix gross profit was offset by the VillageMD expansion as VillageMD added 133 VillageMD clinics compared to the year-ago quarter.

Selling, general and administrative expenses were $958 million for the six months ended February 28, 2023 compared to $292 million for the six months ended months ended February 28, 2022. The increase is driven by the impact of acquisitions, including Summit and higher investments in the organic business.

Operating loss for the six months ended February 28, 2023 was $909 million, compared to a loss of $257 million in the year-ago period. The increase was driven by the VillageMD clinic expansion inclusive of the Summit acquisition and higher organic business investments.

Adjusted operating loss (Non-GAAP measure) for the six months ended February 28, 2023 compared to six months ended February 28, 2022
Adjusted operating loss was $311 million for the six months ended February 28, 2023 compared to a loss of $90 million in the year-ago period. The current period represents a full six months of VillageMD, Shields, and CareCentrix results compared to a partial period of VillageMD and Shields in the year-ago period. The increase is mainly driven by VillageMD clinic expansion inclusive of the recent Summit acquisition and higher investments in the organic business, partly offset by positive contributions from Shields and CareCentrix.

Adjusted EBITDA for the six months ended February 28, 2023 compared to six months ended February 28, 2022
Adjusted EBITDA loss was $233 million, for six months ended February 28, 2023 compared to a loss of $72 million in the year-ago period representing a partial period of VillageMD and Shields. The increase is mainly driven by VillageMD clinic expansion inclusive of the recent Summit acquisition and higher investments in the organic business, partly offset by positive contributions from Shields and CareCentrix.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2023 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the SEC rules, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures herein, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. See notes to the “Net (loss) earnings” to “Adjusted net earnings & Net (loss) earnings per share to Adjusted earnings per share” and "Operating (loss) income" to "Adjusted EBITDA for U.S. Healthcare segment" reconciliation tables for definitions of non-GAAP financial measures and related adjustments presented below.

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

Operating income (loss) to Adjusted operating income (loss) by segments (in millions):

	Three months ended February 28, 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$373	$353	$(472)	$(56)	$197
Certain legal and regulatory accruals and settlements	427	—	—	—	427
Transformational cost management	138	4	—	2	145
Acquisition-related amortization	78	15	154	—	247
Acquisition-related costs	—	(20)	158	10	148
Adjustments to equity earnings in AmerisourceBergen	31	—	—	—	31
LIFO provision	20	—	—	—	20
Adjusted operating income (loss) (Non-GAAP measure)	$1,067	$352	$(159)	$(44)	$1,215

WBA Q2 2023 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended February 28, 2022
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$1,390	$173	$(212)	$(106)	$1,246
Transformational cost management	52	13	—	5	70
Acquisition-related amortization	99	17	135	—	250
Acquisition-related costs	—	23	—	21	44
Adjustments to equity earnings in AmerisourceBergen	51	—	—	—	51
LIFO provision	(5)	—	—	—	(5)
Adjusted operating income (loss) (Non-GAAP measure)	$1,588	$226	$(77)	$(79)	$1,657

	Six months ended February 28, 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating (loss) income (GAAP)	$(5,385)	$459	$(909)	$(119)	$(5,954)
Certain legal and regulatory accruals and settlements	6,981	—	—	—	6,981
Transformational cost management	265	11	—	7	283
Acquisition-related amortization	155	29	392	—	577
Acquisition-related costs	1	(32)	206	12	187
Adjustments to equity earnings in AmerisourceBergen	117	—	—	—	117
LIFO provision	38	—	—	—	38
Adjusted operating income (loss) (Non-GAAP measure)	$2,172	$468	$(311)	$(100)	$2,229

	Six months ended February 28, 2022
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$2,746	$227	$(257)	$(188)	$2,529
Transformational cost management	193	66	—	14	273
Acquisition-related amortization	238	34	143	—	415
Acquisition-related costs	(3)	62	24	32	115
Adjustments to equity earnings in AmerisourceBergen	94	—	—	—	94
LIFO provision	9	—	—	—	9
Adjusted operating income (loss) (Non-GAAP measure)	$3,277	$389	$(90)	$(143)	$3,434

WBA Q2 2023 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net earnings (loss) to Adjusted net earnings & Net earnings (loss) per share to Adjusted earnings per share (in millions):

	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	$703	$883	$(3,018)	$4,463

Adjustments to operating income (loss):
Certain legal and regulatory accruals and settlements [1]	427	—	6,981	—
Acquisition-related amortization [2]	247	250	577	415
Transformational cost management [3]	145	70	283	273
Acquisition-related costs [4]	148	44	187	115
Adjustments to equity earnings in AmerisourceBergen [5]	31	51	117	94
LIFO provision [6]	20	(5)	38	9
Total adjustments to operating income (loss)	1,018	411	8,183	906

Adjustments to other income (expense), net:
Gain on sale of equity method investments [7]	(544)	—	(1,513)	—
Net investment hedging loss [8]	—	—	—	1
Impairment of equity method investment and investment in equity securities [9]	—	190	—	190
Gain on previously held investments [10]	—	—	—	(2,576)
Adjustment to gain on disposal of discontinued operations [11]	—	38	—	38
Total adjustments to other income (expense), net	(544)	228	(1,513)	(2,347)

Adjustments to income tax provision (benefit):
Equity method non-cash tax [12]	14	12	23	30
Tax impact of adjustments [12]	(122)	(109)	(1,560)	(135)
Total adjustments to income tax provision (benefit)	(108)	(97)	(1,537)	(105)

Adjustments to post-tax earnings from other equity method investments:
Adjustments to earnings from other equity method investments [13]	13	10	22	24
Total adjustments to post-tax earnings from other equity method investments	13	10	22	24

Adjustments to net loss attributable to non-controlling interests:
Transformational cost management [3]	—	—	—	(1)
Acquisition-related costs [4]	(40)	(3)	(54)	(20)
Acquisition-related amortization [2]	(42)	(56)	(78)	(88)
Total adjustments to net loss attributable to non-controlling interests	(82)	(59)	(133)	(109)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,000	$1,377	$2,004	$2,833

Diluted net earnings (loss) per common share (GAAP) [14]	$0.81	$1.02	$(3.50)	$5.15
Adjustments to operating income (loss)	1.18	0.48	9.47	1.05
Adjustments to other income (expense), net	(0.63)	0.26	(1.75)	(2.71)

WBA Q2 2023 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjustments to income tax provision (benefit)	(0.12)	(0.11)	(1.78)	(0.12)
Adjustments to post-tax earnings from other equity method investments	0.02	0.01	0.03	0.03
Adjustments to net loss attributable to non-controlling interests	(0.09)	(0.07)	(0.15)	(0.13)
Adjusted diluted net earnings per common share (Non-GAAP measure) [15]	$1.16	$1.59	$2.32	$3.27

Weighted average common shares outstanding, diluted (in millions) [15]	863.4	865.2	863.8	866.4

Operating loss Adjusted EBITDA for the U.S. Healthcare segment (in millions):

	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
Operating loss (GAAP) [16]	$(472)	$(212)	$(909)	$(257)
Acquisition-related amortization [2]	154	135	392	143
Acquisition-related costs [3]	158	—	206	24
Adjusted operating loss (Non-GAAP measure)	(159)	(77)	(311)	(90)
Depreciation expense	34	11	49	13
Stock-based compensation expense [17]	16	5	29	5
Adjusted EBITDA (Non-GAAP measure)	$(109)	$(62)	$(233)	$(72)

1	Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings, including legal defense costs. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Selling, general and administrative expenses. During the three and six months ended February 28, 2023, the Company recorded charges related to the previously announced opioid litigation settlement frameworks and certain other opioid-related matters.
2	Acquisition-related amortization includes amortization of acquisition-related intangible assets, inventory valuation adjustments and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, trade names, trademarks, developed technology and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within Selling, general and administrative expenses. The stock-based compensation fair valuation adjustment reflects the difference between the fair value based remeasurement of awards under purchase accounting and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.
3	Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within Selling, general and administrative expenses. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
4	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities. These costs include charges incurred related to certain mergers, acquisition and divestitures related activities recorded in operating income, for example, costs related to integration efforts for merger, acquisition and divestitures activities. Examples of such costs include deal costs, severance, stock compensation and employee transaction success bonuses. These charges are primarily recorded within Selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.
5	Adjustments to equity earnings in AmerisourceBergen consist of the Company’s proportionate share of non-GAAP adjustments reported by AmerisourceBergen consistent with the Company’s non-GAAP measures.

WBA Q2 2023 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

6	The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the U.S. Retail Pharmacy segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
7	Includes significant gains on the sale of equity method investments. During the three and six months ended February 28, 2023, the Company recorded a gain of $492 million and $1.5 billion, respectively, in Other income (expense), net, due to a partial sale of its equity method investment in AmerisourceBergen.
8	Gain or loss on certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within Other income (expense), net. We do not believe this volatility related to mark-to-market adjustment on the underlying derivative instruments reflects the Company’s operational performance.
9	Impairment of equity method investment and investment in equity securities includes impairment of certain investments. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business and it does not incur such charges on a predictable basis. Exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Other income (expense), net.
10	Includes significant gains on business combinations due to the remeasurement of previously held minority equity interests and debt securities to fair value. During the three months ended November 30, 2021, the Company recorded such pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively.
11	During the three months ended February 28, 2022, the Company finalized the working capital adjustments with AmerisourceBergen related to the sale of the Alliance Healthcare business, resulting in a $38 million charge recorded to Other income (expense), net in the Consolidated Condensed Statement of Earnings.
12	Adjustments to income tax provision (benefit) include adjustments to the GAAP basis tax (benefit) provision commensurate with non-GAAP adjustments and certain discrete tax items including U.S. and UK tax law changes and equity method non-cash tax. These charges are recorded within income tax provision (benefit).
13	Adjustments to post-tax earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded within post-tax earnings from other equity method investments. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.
14	Due to the anti-dilutive effect resulting from the reported net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the calculation of weighted-average common shares outstanding for diluted EPS for the six months ended February 28, 2023.
15	Includes impact of potentially dilutive securities in the calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes.
16	The Company reconciles Adjusted EBITDA for the U.S. Healthcare segment to Operating loss as the closest GAAP measure for the segment profitability. The Company does not measure Net earnings attributable to Walgreens Boots Alliance, Inc. for its segments.
17	Includes GAAP stock-based compensation expense excluding expenses related to acquisition-related amortization and acquisition-related costs.

The Company considers certain metrics presented in this report, such as comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions, and comparable 30-day equivalent prescriptions, number of payor/ provider partnerships, number of locations of Walgreens Health Corners, number of co-located VillageMD clinics and number of total VillageMD/Summit/CityMD locations, at period end, to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures, which are described in more detail in this report, may not be comparable to similarly-titled performance indicators used by other companies.

WBA Q2 2023 Form 10-Q	57

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

The Company expects to fund its working capital needs, capital expenditures, pending acquisitions, continuing obligations for recently completed acquisitions, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements, debt offerings, sale of marketable securities and current cash and investment balances. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds to meet the Company's needs for at least the next 12 months. See Item 3. Quantitative and qualitative disclosure about market risk, below for a discussion of certain financing and market risks.

Cash, cash equivalents, marketable securities and restricted cash were $2.0 billion (including $197 million in non-U.S. jurisdictions) and $2.6 billion (including $188 million in non-U.S. jurisdictions) as of February 28, 2023 and August 31, 2022, respectively. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

On October 11, 2022, the Company entered into a definitive agreement to acquire the remaining 45% equity interest of CareCentrix for approximately $392 million of cash consideration, less transaction expenses. The transaction is expected to close in the third quarter of fiscal 2023. See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

As of February 28, 2023, the Company has recorded a $7.4 billion liability to resolve a substantial majority of opioid-related claims and litigation settlements and is expected to make payments for remediation and legal fees over the next 15 years. See Note 10. Commitments and contingencies to the Consolidated Condensed Financial Statements for further information.

On March 2, 2023, the Company entered into a $900 million unsecured 364-day revolving credit facility. Borrowings under the 2023 Revolving Credit Agreement bear interest at a fluctuating rate per annum. See Note 19. Subsequent events to the Consolidated Condensed Financial Statements for further information.

On March 3, 2023, the Company sold approximately 15.5 million shares of Option Care Health for a total consideration of approximately $469 million. See Note 5. Equity method investments to the Consolidated Condensed Financial Statements for further information.

At February 28, 2023, the Company had no guarantees outstanding and letters of credit issued were not material. See Note 7. Debt, to the Consolidated Condensed Financial Statements for further information on the Company’s debt instruments and its recent financing actions.

Cash provided by operations, incurrence of debt and our investments are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases.

Cash flows from operating activities
Net cash provided by operating activities for the six months ended February 28, 2023 was $1.2 billion, compared to $2.2 billion for the year-ago period.

WBA Q2 2023 Form 10-Q	58

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The decrease in cash provided by operating activities is primarily driven by lower earnings due to lapping COVID 19 vaccine and testing volumes partially offset by net working capital. Improvements in net working capital are primarily driven by higher cash inflows from trade accounts payable and lower cash outflows from inventory, partially offset by lower cash inflows from accounts receivable. Changes in accounts payable, inventories, and accounts receivable are mainly driven by ongoing working capital optimization efforts and timing.

Cash flows from investing activities
Net cash used for investing activities was $3.6 billion for the six months ended February 28, 2023 compared to $2.2 billion for the year-ago period.

Net cash used for investing activities for the six months ended February 28, 2023 includes the Summit business acquisition, net of cash acquired of $6.7 billion partially offset by sale proceeds of $3.0 billion related to the Company's sale of 19.2 million shares of AmerisourceBergen common stock, and proceeds from sale and leaseback transactions of $942 million.

Net cash used for investing activities for the six months ended February 28, 2022 includes business acquisitions, net of cash acquired of VillageMD and Shields for $0.8 billion and $0.9 billion, respectively, and proceeds from the sale and leaseback transactions of $475 million.

See Note 2. Acquisitions and other investments and Note 5. Equity method investments, to the Consolidated Condensed Financial Statement for further information.

Capital Expenditure
Capital expenditure includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

	Six months ended February 28,
	2023	2022
U.S. Retail Pharmacy	$756	$632
International	143	155
U.S. Healthcare	208	83
Total additions to property, plant and equipment	$1,108	$870
The increase in capital expenditure represents investment in growth initiatives, including the VillageMD footprint expansion, the rollout of micro-fulfillment centers, and digital transformation initiatives.

Cash flows from financing activities
Net cash provided by financing activities for the six months ended February 28, 2023 was $1.8 billion compared to net cash provided by financing activities of $769 million in the year-ago period.

In the six months ended February 28, 2023, the Company received $2.5 billion in proceeds from the issuance of preferred units in VillageMD to Cigna as part of the Summit acquisition.

In the six months ended February 28, 2023, there were $2.8 billion in proceeds from debt, primarily from issuance of commercial paper and credit facilities, compared to $11.2 billion in proceeds from debt, primarily from revolving credit facilities, commercial paper and the issuance of notes, in the year-ago period. In the six months ended February 28, 2023 there were $1.5 billion in payments of credit facilities, compared to $7.3 billion, primarily for revolving credit facilities and commercial paper, in the year-ago period. See Note 7. Debt, to the Consolidated Condensed Financial Statements for further information.

The Company acquired $1.0 billion of Shields non-controlling interests in the six months ended February 28, 2023. The Company acquired $2.1 billion of non-controlling interests, primarily related to VillageMD, in the year-ago period. See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

The Company repurchased shares to offset dilution from equity incentive plans totaling $150 million and $187 million in the six months ended February 28, 2023 and 2022, respectively.

WBA Q2 2023 Form 10-Q	59

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Company paid cash dividends of $829 million and $833 million in the six months ended February 28, 2023 and 2022, respectively,

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of February 28, 2023. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

Debt covenants
Each of the Company’s credit facilities described in Note 7. Debt, to the Consolidated Condensed Financial Statements, contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of February 28, 2023, the Company was in compliance with all such applicable covenants.

Credit ratings
As of March 27, 2023, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term debt rating	Commercial paper rating	Outlook
Moody’s	Baa3	P-3	Negative
Standard & Poor’s	BBB	A-2	Stable

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

CRITICAL ACCOUNTING ESTIMATES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Condensed Statements of Earnings and corresponding Consolidated Condensed Balance Sheets accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Company's fiscal 2022 10-K. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairments, cost of sales and inventory, equity method investments, pension and postretirement benefits, legal contingencies, and income taxes.

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in Note 17. New accounting pronouncements, to the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

WBA Q2 2023 Form 10-Q	60

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in the 2022 10-K, Item 1A, Risk factors which are incorporated herein by reference, and in other documents that we file or furnish with the SEC. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements we make or that are made on our behalf are qualified by these cautionary statements. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

We do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

WBA Q2 2023 Form 10-Q	61

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

Information regarding the Company's transactions and financial instruments are set forth in Note 8. Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. As of February 28, 2023, the Company had $4.0 billion of debt obligations at floating interest rates.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of February 28, 2023, by approximately $49 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen described in Note 5. Equity method investments, to the Consolidated Condensed Financial Statements and “Investment in AmerisourceBergen” within Item 2 above.

WBA Q2 2023 Form 10-Q	62

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Item 4. Controls and procedures

Evaluation of disclosure controls and procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the end of the period covered by this report, the Company had completed the acquisition of a majority equity interest in Summit. The Company accounted for this acquisition as a business combination resulting in consolidation within the U.S. Healthcare segment. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired businesses. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of February 28, 2023.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended February 28, 2023 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q2 2023 Form 10-Q	63

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

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended February 28, 2023 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or program [1]
12/01/22 - 12/31/22	—	$—	—	$2,003,419,960
01/01/23 - 01/31/23	—	—	—	2,003,419,960
02/01/23 - 02/28/23	—	—	—	2,003,419,960
	—		—	$2,003,419,960
1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 5. Other information
None.

WBA Q2 2023 Form 10-Q	64

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
2.1**	Second Amendment to Agreement and Plan of Merger, dated as of January 3, 2023, by and among WP CityMD Topco LLC, Village Practice Management Company Holdings, LLC, Village Practice Management Company, LLC and Project Teton Merger Sub LLC.	Incorporated by reference to Exhibit 2.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
2.2**	Amended and Restated Class E Preferred Unit and Class F Preferred Unit Purchase Agreement, dated as of January 3, 2023, by and among WBA Acquisition 5, LLC, Walgreens Boots Alliance, Inc., Cigna Health & Life Insurance Company, Evernorth Health, Inc., Village Practice Management Company, LLC and certain members of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 31, 2023.
10.1	Nomination Rights Agreement, dated as of December 7, 2022, by and among Walgreens Boots Alliance, Inc., Village Practice Management Company, LLC and Village Practice Management Company Holdings, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 7, 2022.
10.2	Delayed Draw Term Loan Credit Agreement, dated as of December 19, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Toronto Dominion (Texas) LLC, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 20, 2022.
10.3**	Amended and Restated Limited Liability Company Agreement of Village Practice Management Company Holdings, LLC, dated as of January 3, 2023, by and among Village Practice Management Company Holdings, LLC and its members.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

WBA Q2 2023 Form 10-Q	65

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement.

** Certain schedules and exhibits to this agreement have been omitted pursuant to Items 601(a)(5) of Regulation S-K, and Walgreens Boots Alliance, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

WBA Q2 2023 Form 10-Q	66

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: March 28, 2023	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
Principal Financial Officer

Dated: March 28, 2023	/s/ Manmohan Mahajan
Manmohan Mahajan
Senior Vice President, Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q2 2023 Form 10-Q	67