Form 10-Q
period 2023-05-31
Walgreens Boots Alliance, Inc.
filed 2023-06-27
CIK 1618921

D

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2023

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of May 31, 2023 was 863,261,413.

WBA Q3 2023 Form 10-Q

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

WBA Q3 2023 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	May 31, 2023	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$871	$1,358
Marketable securities	99	1,114
Accounts receivable, net	5,843	5,017
Inventories	8,164	8,353
Other current assets	1,565	1,059
Total current assets	16,542	16,902
Non-current assets:
Property, plant and equipment, net	11,562	11,729
Operating lease right-of-use assets	22,051	21,259
Goodwill	28,371	22,280
Intangible assets, net	13,578	10,730
Equity method investments (see Note 5)	3,527	5,495
Other non-current assets	2,973	1,730
Total non-current assets	82,063	73,222
Total assets	$98,605	$90,124

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$3,061	$1,059
Trade accounts payable (see Note 16)	12,029	11,255
Operating lease obligations	2,356	2,286
Accrued expenses and other liabilities	8,578	7,899
Income taxes	146	84
Total current liabilities	26,170	22,583
Non-current liabilities:
Long-term debt	8,841	10,615
Operating lease obligations	22,181	21,517
Deferred income taxes	1,657	1,442
Accrued litigation obligations	6,407	551
Other non-current liabilities	3,829	3,009
Total non-current liabilities	42,915	37,134
Commitments and contingencies (see Note 10)
Total liabilities	69,086	59,717
Redeemable non-controlling interests	160	1,042
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at May 31, 2023 and August 31, 2022	12	12
Paid-in capital	10,667	10,950
Retained earnings	33,654	37,801
Accumulated other comprehensive loss	(2,539)	(2,805)
Treasury stock, at cost; 309,252,205 shares at May 31, 2023 and 307,874,161 shares at August 31, 2022	(20,731)	(20,683)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	21,063	25,275
Non-controlling interests	8,296	4,091
Total equity	29,359	29,366
Total liabilities, redeemable non-controlling interests and equity	$98,605	$90,124
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2023 Form 10-Q	1

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended May 31, 2023
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
February 28, 2023	862,795,720	$12	$(20,747)	$10,629	$(2,654)	$33,952	$8,247	$29,439
Net earnings (loss)	—	—	—	—	—	118	(167)	(48)
Other comprehensive income, net of tax	—	—	—	—	115	—	6	121
Dividends declared and distributions	—	—	—	—	—	(416)	(1)	(417)
Employee stock purchase and option plans	465,693	—	16	(4)	—	—	—	12
Stock-based compensation	—	—	—	13	—	—	35	48
Acquisition of non-controlling interests	—	—	—	—	—	—	14	14
Business combination	—	—	—	27	—	—	165	193
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	2	—	—	(4)	(2)
May 31, 2023	863,261,413	$12	$(20,731)	$10,667	$(2,539)	$33,654	$8,296	$29,359

Nine months ended May 31, 2023
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2022	864,639,457	$12	$(20,683)	$10,950	$(2,805)	$37,801	$4,091	$29,366
Net loss	—	—	—	—	—	(2,900)	(396)	(3,296)
Other comprehensive income, net of tax	—	—	—	—	266	—	9	274
Dividends declared and distributions	—	—	—	—	—	(1,247)	(51)	(1,298)
Treasury stock purchases	(4,438,228)	—	(150)	—	—	—	—	(150)
Employee stock purchase and option plans	3,060,184	—	102	(68)	—	—	—	34
Stock-based compensation	—	—	—	61	—	—	99	160
Acquisition of non-controlling interests	—	—	—	171	—	—	14	185
Business combination	—	—	—	(16)	—	—	4,534	4,518
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(430)	—	—	(4)	(434)
May 31, 2023	863,261,413	$12	$(20,731)	$10,667	$(2,539)	$33,654	$8,296	$29,359

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2023 Form 10-Q	2

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended May 31, 2022
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
February 28, 2022	863,773,464	$12	$(20,712)	$10,973	$(2,328)	$38,757	$4,166	$30,867
Net earnings (loss)	—	—	—	—	—	289	(48)	241
Other comprehensive loss, net of tax	—	—	—	—	(397)	—	(19)	(416)
Dividends declared and distributions	—	—	—	—	—	(413)	(6)	(420)
Employee stock purchase and option plans	483,187	—	16	(5)	—	—	—	11
Stock-based compensation	—	—	—	38	—	—	33	71
Acquisition of non-controlling interests	—	—	—	—	—	—	(1)	(1)
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	23	—	—	5	28
May 31, 2022	864,256,651	$12	$(20,696)	$11,029	$(2,724)	$38,632	$4,129	$30,382

Nine months ended May 31, 2022
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2021	865,373,636	$12	$(20,593)	$10,988	$(2,109)	$35,121	$402	$23,822
Net earnings (loss)	—	—	—	—	—	4,752	(141)	4,611
Other comprehensive loss, net of tax	—	—	—	—	(616)	—	(20)	(637)
Dividends declared and distributions	—	—	—	—	—	(1,241)	(12)	(1,253)
Treasury stock purchases	(3,910,000)	—	(187)	—	—	—	—	(187)
Employee stock purchase and option plans	2,793,015	—	84	(71)	—	—	—	13
Stock-based compensation	—	—	—	118	—	—	67	185
Acquisition of non-controlling interests	—	—	—	62	—	—	(117)	(55)
Business combination	—	—	—	—	—	—	3,944	3,944
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(67)	—	—	5	(62)
May 31, 2022	864,256,651	$12	$(20,696)	$11,029	$(2,724)	$38,632	$4,129	$30,382

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2023 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Sales	$35,415	$32,597	$103,659	$100,254
Cost of sales	28,826	26,025	83,062	78,399
Gross profit	6,588	6,572	20,596	21,855
Selling, general and administrative expenses	7,123	7,019	27,215	19,975
Equity earnings in AmerisourceBergen	58	127	187	330
Operating (loss) income	(477)	(320)	(6,431)	2,209
Other income, net	268	410	1,812	2,829
(Loss) earnings before interest and income tax (benefit) provision	(209)	90	(4,619)	5,038
Interest expense, net	173	108	425	295
(Loss) earnings before income tax (benefit) provision	(382)	(18)	(5,044)	4,743
Income tax (benefit) provision	(330)	(242)	(1,707)	205
Post-tax earnings from other equity method investments	4	5	18	29
Net (loss) earnings	(48)	229	(3,320)	4,566
Net loss attributable to non-controlling interests	(166)	(60)	(420)	(186)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	$118	$289	$(2,900)	$4,752

Net earnings (loss) per common share:
Basic	$0.14	$0.33	$(3.36)	$5.50
Diluted	$0.14	$0.33	$(3.36)	$5.49

Weighted average common shares outstanding:
Basic	863.1	864.0	863.1	864.4
Diluted	863.8	865.3	863.1	866.0

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2023 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Net (loss) earnings	$(48)	$229	$(3,320)	$4,566

Other comprehensive income (loss), net of tax:
Pension/postretirement obligations	(5)	(4)	(15)	(17)
Unrealized (loss) gain on cash flow hedges	(1)	4	(3)	6
Net investment hedges (loss) gain	(31)	135	(104)	159
Movement on available for sale debt securities	—	—	(1)	(96)
Share of other comprehensive income (loss) of equity method investments	12	(17)	104	(143)
Currency translation adjustments	147	(535)	294	(545)
Total other comprehensive income (loss)	121	(416)	274	(637)

Total comprehensive income (loss)	73	(187)	(3,046)	3,929

Comprehensive loss attributable to non-controlling interests	(161)	(79)	(411)	(206)

Comprehensive income (loss) attributable to Walgreens Boots Alliance, Inc.	$233	$(108)	$(2,634)	$4,135

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2023 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine months ended May 31,
	2023	2022
Cash flows from operating activities:
Net (loss) earnings	$(3,320)	$4,566
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,652	1,502
Deferred income taxes	(2,098)	(168)
Stock compensation expense	348	266
Earnings from equity method investments	(206)	(359)
Loss on early extinguishment of debt	—	4
Gain on previously held investment interests	—	(2,576)
Gain on sale of equity method investments	(1,691)	(421)
Gain on sale-leaseback transactions	(825)	(410)
Impairment of intangible assets	431	—
Impairment of equity method investments and investments in debt and equity securities	16	233
Other	269	211
Changes in operating assets and liabilities:
Accounts receivable, net	(411)	725
Inventories	326	(510)
Other current assets	(184)	(58)
Trade accounts payable	627	767
Accrued expenses and other liabilities	(588)	(362)
Income taxes	216	82
Accrued litigation obligations	6,835	—
Other non-current assets and liabilities	(179)	320
Net cash provided by operating activities	1,219	3,813
Cash flows from investing activities:
Additions to property, plant and equipment	(1,633)	(1,241)
Proceeds from sale-leaseback transactions	1,549	809
Proceeds from sale of other assets	3,798	976
Business, investment and asset acquisitions, net of cash acquired	(7,072)	(2,040)
Other	110	233
Net cash used for investing activities	(3,249)	(1,262)
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	147	(10)
Proceeds from debt	5,240	11,944
Payments of debt	(5,232)	(7,350)
Acquisition of non-controlling interests	(1,316)	(2,108)
Proceeds from issuance of non-controlling interests	2,735	—
Proceeds from variable prepaid forward	644	—
Stock purchases	(150)	(187)
Proceeds related to employee stock plans, net	34	13
Cash dividends paid	(1,244)	(1,251)
Early debt extinguishment	—	(458)
Other	(286)	160
Net cash provided by financing activities	573	753
Effect of exchange rate changes on cash, cash equivalents, marketable securities and restricted cash	17	(33)
Changes in cash, cash equivalents, marketable securities and restricted cash:
Net (decrease) increase in cash, cash equivalents, marketable securities and restricted cash	(1,441)	3,270
Cash, cash equivalents, marketable securities and restricted cash at beginning of period	2,558	1,270
Cash, cash equivalents, marketable securities and restricted cash at end of period	$1,117	$4,541

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2023 Form 10-Q	6

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting policies

Basis of presentation
The Consolidated Condensed Financial Statements of Walgreens Boots Alliance, Inc. and subsidiaries (“Walgreens Boots Alliance” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Consolidated Condensed Financial Statements include all subsidiaries in which the Company holds a controlling interest and certain variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments in less than majority-owned companies if the investment provides the ability to exercise significant influence. All intercompany transactions have been eliminated.

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

In the opinion of management, the unaudited Consolidated Condensed Financial Statements for the interim periods presented include all adjustments necessary to present a fair statement of the results for such interim periods. The impact of opioid-related claims and litigation settlements, COVID-19, the influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payor and customer relationships and terms, strategic transactions including acquisitions and dispositions, asset impairments, changes in laws and general economic conditions in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years.

Certain amounts in the Consolidated Condensed Financial Statements and associated notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented.

Note 2. Acquisitions and other investments

Summit acquisition
On January 3, 2023, Village Practice Management Company, LLC (“VillageMD”), through its parent company, following an internal reorganization, completed the acquisition of WP CityMD TopCo (“Summit”), a leading provider of primary, specialty and urgent care in exchange, for $7.0 billion aggregate consideration, consisting of $4.85 billion of cash consideration paid, $2.05 billion in preferred units of VillageMD issued to Summit equity holders and $100 million of cash to be paid one year following closing. The cash consideration includes $87 million of cash paid to fund acquisition-related bonuses to Summit Health-CityMD employees which is recognized as compensation expense of the Company. In addition, VillageMD paid off approximately $1.9 billion in net debt of Summit. In connection with the amended Agreement and Plan of Merger, and in order to finance the acquisition, the Company and Cigna Health & Life Insurance Company (“Cigna”) acquired preferred units of VillageMD in exchange for $1.75 billion and $2.5 billion in aggregate consideration, respectively. Following the Summit acquisition, the Company remains the largest and consolidating equity holder of VillageMD with ownership of approximately 53% of the outstanding equity interests on a fully diluted basis.

Further, the Company entered into a credit agreement with VillageMD pursuant to which the Company provided VillageMD senior secured credit facilities in the aggregate amount of $2.25 billion, consisting of (i) a senior secured term loan facility in an aggregate original principal amount of $1.75 billion to support the acquisition of Summit; and (ii) a senior secured revolving credit facility in an aggregate original committed amount of $500 million available for general corporate purposes. In connection with the issuance of the senior secured credit facilities, the Company received a $220 million credit for certain fees payable by VillageMD in the form of preferred units of VillageMD. The intercompany facilities eliminate in consolidation.

WBA Q3 2023 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company accounted for this acquisition as a business combination resulting in consolidation of Summit within the U.S. Healthcare segment in its financial statements. As of May 31, 2023, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and liabilities assumed. As such, the preliminary purchase price allocation will be subject to further refinement and may change. These changes may relate to finalization of the fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified and liabilities assumed. In the three months ended May 31, 2023, the Company recorded certain measurement period adjustments, based on additional information, primarily to certain assets and liabilities, resulting in a decrease to goodwill of $71 million.

The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation:
Cash consideration [1]	$4,778
Deferred consideration	100
Summit debt paid at closing	1,963
Fair value of equity consideration	1,971
Fair value of non-controlling interests	13
Total	$8,825

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$71
Accounts receivable, net	371
Property, plant and equipment	607
Intangible assets [2]	3,359
Operating lease right-of-use assets	761
Other assets	174
Operating lease obligations	(777)
Deferred tax liability	(918)
Other liabilities	(444)
Total identifiable net assets	$3,203

Goodwill	$5,622

1.Cash considerations excludes $87 million of cash paid to fund acquisition-related bonuses to Summit employees which is recognized as compensation expense of the Company.
2.Intangibles acquired include provider networks and trade names with fair values of $1.9 billion and $1.5 billion, respectively. Estimated useful lives are 15 years and 11 to 15 years, respectively.

The goodwill represents anticipated future growth and expansion opportunities into new healthcare offerings and new markets.

WBA Q3 2023 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental pro forma information - Summit

The following table represents unaudited supplemental pro forma consolidated sales for the three and nine months ended May 31, 2023 and 2022, as if the acquisition of Summit had occurred at the beginning of each period. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition occurred at the beginning of each period presented or results which may occur in the future.

	Three months ended May 31,		Nine months ended May 31,
(Unaudited, in millions)	2023	2022	2023	2022
Sales	$35,415	$33,303	$104,630	$102,228

Actual sales of Summit, from the acquisition date, for the three and nine months ended May 31, 2023, included in the Consolidated Condensed Statements of Earnings are as follows (in millions):

	Three months ended May 31,	Nine months ended May 31,
(Unaudited, in millions)	2023	2023
Sales	$730	$1,193

Pro forma net earnings of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

VillageMD acquisition
On November 24, 2021, the Company completed the acquisition of VillageMD, a leading national provider of value-based primary care services. Pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company purchased additional outstanding equity interests of VillageMD, increasing the Company’s total beneficial ownership in VillageMD’s outstanding equity interests from approximately 30% to approximately 63%, on a fully diluted basis, for a purchase price of $5.2 billion. The total purchase price was comprised of cash consideration of $4.0 billion and a promissory note of $1.2 billion. The cash consideration of $4.0 billion consisted of $2.9 billion paid to existing shareholders, including $1.9 billion paid to existing shareholders as part of the fully subscribed tender offer concluded on December 28, 2021, and $1.1 billion paid in exchange for new preferred units issued by VillageMD. Subject to notice being served, the Company had an option to prepay, and VillageMD had an option to require redemption of, the promissory note at any time. The promissory note was eliminated in consolidation within the Consolidated Condensed Balance Sheet as of August 31, 2022. The promissory note was paid in January 2023 prior to the Summit acquisition.

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

WBA Q3 2023 Form 10-Q	9

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

WBA Q3 2023 Form 10-Q	10

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

WBA Q3 2023 Form 10-Q	11

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of May 31, 2023, the Company completed the purchase price allocation. The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

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

On March 31, 2023, the Company acquired the remaining 45% equity interest in CareCentrix for $378 million of cash consideration.

Supplemental pro forma information - VillageMD, Shields and CareCentrix

The following table represents unaudited supplemental pro forma consolidated sales for the three and nine months ended May 31, 2022, as if the acquisitions of VillageMD, Shields and CareCentrix had occurred at the beginning of each period. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisitions occurred at the beginning of each period presented or results which may occur in the future.

	Three months ended May 31,	Nine months ended May 31,
(Unaudited, in millions)	2022	2022
Sales	$32,910	$101,537

Actual sales of the acquired companies for the three and nine months ended May 31, 2022, included in the Consolidated Condensed Statements of Earnings are as follows (in millions):

	Three months ended May 31,	Nine months ended May 31,
	2022	2022
Sales	$596	$1,173

Pro forma net earnings of the Company, assuming the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

WBA Q3 2023 Form 10-Q	12

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Other acquisitions and investments
On March 3, 2023, the Company completed the acquisition of Starling MSO Holdings, LLC (“Starling”), a leading primary care and multi-specialty group, for total consideration of $284 million. Total consideration includes $222 million of cash consideration and $62 million of VillageMD equity issued to Starling equity holders, including employees. VillageMD equity issued to employees will be recognized as compensation expense in the future. As a result of the acquisition, the Company recognized goodwill and intangible assets of $92 million and $126 million, respectively.

The Company acquired certain prescription files and related pharmacy inventory primarily in the United States (“U.S.”) for the aggregate purchase price of $37 million and $127 million during the three and nine months ended May 31, 2023, respectively, and $36 million and $153 million during the three and nine months ended May 31, 2022, respectively.

Note 3. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021.

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024 and increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. In fiscal 2022, the Company increased its annual cost savings target from $3.3 billion to $3.5 billion by the end of fiscal 2024. During the three months ended May 31, 2023, the Company increased its annual cost savings target from $3.5 billion to $4.1 billion by the end of fiscal 2024. The Company is currently on track to achieve the savings target.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. The Company now plans to reduce its presence by up to 300 Boots stores in the UK and up to 150 stores in the U.S. by end of fiscal 2024, which are incremental to the previously planned reductions of approximately 350 Boots stores in the UK and approximately 450 to 500 stores in the U.S. As of May 31, 2023, the Company has closed 261 and 455 stores in the UK and U.S., respectively.

During the three months ended May 31, 2023, the Company increased its estimate of cumulative pre-tax charges to its GAAP financial results for the Transformational Cost Management Program from $3.6 billion to $3.9 billion to $3.9 billion to $4.2 billion. As a result, pre-tax charges for exit and disposal activities increased from $3.3 billion to $3.6 billion to $3.6 billion to $3.9 billion. In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019.

From the inception of the Transformational Cost Management Program to May 31, 2023, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $2.7 billion, which were primarily recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These charges included $753 million related to lease obligations and other real estate costs, $827 million in asset impairments, $824 million in employee severance and business transition costs and $247 million of information technology transformation and other exit costs.

WBA Q3 2023 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three and nine months ended May 31, 2023 and 2022, respectively, was as follows (in millions):

Three months ended May 31, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$35	$18	$—	$—	$53
Asset impairments	12	150	109	—	272
Employee severance and business transition costs	50	13	4	4	71
Information technology transformation and other exit costs	7	12	—	—	19
Total exit and disposal charges	$104	$193	$113	$4	$414

Nine months ended May 31, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$133	$18	$—	$—	$151
Asset impairments	127	149	109	—	385
Employee severance and business transition costs	72	15	4	11	102
Information technology transformation and other exit costs	23	22	—	—	45
Total exit and disposal charges	$354	$204	$113	$11	$682

Three months ended May 31, 2022	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$16	$3	$—	$—	$18
Asset impairments	48	14	—	—	61
Employee severance and business transition costs	53	22	—	11	86
Information technology transformation and other exit costs	1	6	—	—	7
Total exit and disposal charges	$117	$45	$—	$11	$173

Nine months ended May 31, 2022	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$107	$6	$—	$—	$113
Asset impairments	64	42	—	—	105
Employee severance and business transition costs	110	32	—	25	166
Information technology transformation and other exit costs	3	18	—	—	20
Total exit and disposal charges	$283	$97	$—	$25	$404

WBA Q3 2023 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2022	$10	$—	$76	$27	$113
Costs	151	385	102	45	682
Payments	(69)	—	(103)	(46)	(218)
Other	(81)	(385)	13	(2)	(455)
Balance at May 31, 2023	$11	$—	$88	$23	$121

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

Supplemental balance sheet information related to leases was as follows (in millions):

Balance Sheet supplemental information:	May 31, 2023	August 31, 2022
Operating leases:
Operating lease right-of-use assets	$22,051	$21,259

Operating lease obligations - current	$2,356	$2,286
Operating lease obligations - non-current	22,181	21,517
Total operating lease obligations	$24,537	$23,803

Finance leases:
Right-of-use assets included in:
Property, plant and equipment, net	$687	$645
Lease obligations included in:
Accrued expenses and other liabilities	$55	$37
Other non-current liabilities	927	899
Total finance lease obligations	$982	$936

WBA Q3 2023 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental income statement information related to leases was as follows (in millions):

	Three months ended May 31,		Nine months ended May 31,
Statement of Earnings supplemental information:	2023	2022	2023	2022
Operating lease cost
Fixed	$879	$811	$2,545	$2,431
Variable [1]	218	198	613	600
Finance lease cost
Amortization	$15	$11	$36	$33
Interest	14	13	38	38

Sublease income	$29	$24	$87	$76
Impairment of right-of-use assets	38	11	109	82

Gain on sale-leaseback [2]
U.S. Retail Pharmacy	$263	$114	$647	$349
International [3]	30	61	178	61
Total gain on sale-leaseback [2]	$293	$175	$825	$410

1.Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2.Recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.
3.Includes gain on sale-leaseback related to Germany wholesale business of $30 million and $178 million for the three and nine months ended May 31, 2023, respectively, and $61 million for Boots UK for the three and nine months ended May 31, 2022. The gain for the three and nine months ended May 31, 2023 includes $6 million and $47 million, respectively, related to the optimization of the Germany warehouse locations as part of acquisition integration activities.

	Nine months ended May 31,
Other supplemental information:	2023	2022
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$2,668	$2,515
Operating cash flows from finance leases	35	35
Financing cash flows from finance leases	38	32
Total	$2,741	$2,582

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$1,773	$1,380
Finance leases	23	11
Total	$1,796	$1,391

WBA Q3 2023 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Weighted average lease terms and discount rates for real estate leases were as follows:

Weighted average lease terms and discount rates:	May 31, 2023	August 31, 2022
Weighted average remaining lease term in years
Operating leases	9.7	10.0
Finance leases	17.6	19.0

Weighted average discount rate
Operating leases	5.29%	4.83%
Finance leases	5.25%	5.19%

The aggregate future lease payments for operating and finance leases as of May 31, 2023 were as follows (in millions):

Future lease payments (fiscal years):	Finance lease	Operating lease [1,2]
2023 (Remaining period)	$27	$920
2024	106	3,632
2025	102	3,543
2026	100	3,452
2027	98	3,361
2028	89	3,194
Later	963	13,703
Total undiscounted minimum lease payments	$1,486	$31,805
Less: Present value discount	504	7,268
Lease liability	$982	$24,537

1.Total undiscounted minimum lease payments include approximately $3.5 billion of payments related to optional renewal periods that have not been contractually exercised, but are reasonably certain of being exercised.
2.Total undiscounted minimum lease payments exclude sublease rental income of approximately $629 million due to the Company under non-cancelable sublease terms.

Note 5. Equity method investments

Equity method investments were as follows (in millions, except percentages):

	May 31, 2023		August 31, 2022
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
AmerisourceBergen	$2,598	17%	$3,916	25%
Others	928	8% - 50%	1,579	8% - 50%
Total	$3,527		$5,495

AmerisourceBergen investment
As of May 31, 2023 and August 31, 2022, the Company owned 33.4 million and 52.9 million shares of AmerisourceBergen Corporation (“AmerisourceBergen”) common stock, respectively, representing approximately 16.5% and 25.4% of its outstanding common stock based on the share count publicly reported by AmerisourceBergen in its filings with the SEC.

WBA Q3 2023 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
On May 11, 2022, November 10, 2022, December 13, 2022, and May 11, 2023, the Company sold 6.0 million, 13.2 million, 6.0 million and 0.3 million shares of AmerisourceBergen common stock for total consideration of approximately $900 million, $2.0 billion, $984 million and $50 million, respectively. These transactions resulted in the Company recording pre-tax gains of $424 million, $969 million, $492 million and $25 million, respectively, in Other income, net in the Consolidated Condensed Statements of Earnings, including $25 million, $110 million, $40 million and $2 million, respectively, of losses reclassified from within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets.

On June 15, 2023, the Company sold an additional 0.3 million shares of AmerisourceBergen common stock for total consideration of approximately $50 million.

On May 11, 2023 and June 15, 2023, the Company pledged 4.6 million and 2.2 million shares of AmerisourceBergen common stock, respectively, as collateral upon entering into variable prepaid forward transactions. See Note 8. Financial instruments for further information.

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

The Level 1 fair market value of the Company’s equity investment in AmerisourceBergen common stock at May 31, 2023 and August 31, 2022 was $5.7 billion and $7.7 billion, respectively. As of May 31, 2023 the carrying value of the Company’s investment in AmerisourceBergen exceeded its proportionate share of the net assets of AmerisourceBergen by $2.6 billion. This premium of $2.6 billion was recognized as part of the carrying value in the Company’s equity investment in AmerisourceBergen. The difference was primarily related to goodwill and the fair value of AmerisourceBergen intangible assets.

Other investments
The Company’s other equity method investments primarily include its U.S. investment in BrightSpring Health Services, and the Company’s investments in China in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd and Nanjing Pharmaceutical Company Limited. On December 15, 2022, the Company sold its ownership interest in Guangzhou Pharmaceuticals Corporation for total consideration of approximately $150 million.

On March 3, 2023, the Company sold approximately 15.5 million shares of Option Care Health common stock for total consideration of approximately $469 million, decreasing the Company's ownership interest in Option Care Health from approximately 14.4 percent to 6.0 percent. The transaction resulted in the Company recording a pre-tax gain of $154 million in Other income, net in the Consolidated Condensed Statements of Earnings. As of May 31, 2023, the Company no longer exercised significant influence over the operating and financial policies of Option Care Health and reclassified its investment from an equity method investment to an investment in equity securities at fair value. In the three months ended May 31, 2023, the Company recognized a pre-tax gain of $76 million included in Other income, net within the Consolidated Condensed Statements of Earnings, related to the change in classification of its previously held equity method investment in Option Care Health to an investment in equity security held at fair value, and the related fair value adjustments.

On June 8, 2023, the Company sold the remaining 10.8 million shares of Option Care Health for total consideration of approximately $330 million.

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

WBA Q3 2023 Form 10-Q	18

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

Based on the analysis completed during fiscal 2022, as of the June 1, 2022 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 7% to approximately 198%. The Boots reporting unit's fair value was in excess of its carrying value by approximately 7%, compared to 18% as of June 1, 2021. As of May 31, 2023 and August 31, 2022, the carrying value of goodwill within the Boots reporting unit was $962 million and $906 million, respectively.

During the three months ended May 31, 2023, as a result of pharmacy performance and the decision to close additional stores, the Company completed a quantitative impairment analysis for certain indefinite-lived intangible assets related to the Boots reporting unit within the International segment. Based on this analysis, the Company recorded an impairment loss of $431 million within Selling, general and administrative expenses within the Consolidated Condensed Statement of Earnings related to pharmacy license intangible assets. The fair values of indefinite-lived intangibles within the Boots reporting unit approximate their carrying values. As of May 31, 2023 and August 31, 2022, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $5.4 billion and $5.5 billion, respectively.

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

Changes in the carrying amount of goodwill by reportable segment consist of the following (in millions):

Goodwill roll forward:	U.S. Retail Pharmacy	International	U.S. Healthcare	Walgreens Boots Alliance, Inc.
August 31, 2022	$10,947	$1,293	$10,040	$22,280
Acquisitions	—	—	5,763	5,763
Adjustments [1]	—	—	252	252
Currency translation adjustments and other	—	75	—	75
May 31, 2023	$10,947	$1,368	$16,056	$28,371

1.Includes measurement period adjustments related to the acquisitions of VillageMD, Shields and CareCentrix. See Note 2. Acquisitions and other investments for further information.

WBA Q3 2023 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets:	May 31, 2023	August 31, 2022
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,490	$4,619
Provider networks	3,217	1,247
Trade names and trademarks	2,290	760
Developed technology	469	436
Others	97	93
Total gross amortizable intangible assets	$10,563	$7,155

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,673	$1,548
Provider networks	180	64
Trade names and trademarks	351	246
Developed technology	123	56
Others	44	39
Total accumulated amortization	2,371	1,953
Total amortizable intangible assets, net	$8,191	$5,202

Indefinite-lived intangible assets
Trade names and trademarks	$4,544	$4,319
Pharmacy licenses	843	1,209
Total indefinite-lived intangible assets	$5,387	$5,528

Total intangible assets, net	$13,578	$10,730

1.Includes purchased prescription files.

Amortization expense for intangible assets was $226 million and $583 million for the three and nine months ended May 31, 2023, respectively and $148 million and $488 million for the three and nine months ended May 31, 2022, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at May 31, 2023 is as follows (in millions):

	2023 (Remaining period)	2024	2025	2026	2027	2028
Estimated annual amortization expense	$231	$877	$841	$815	$744	$687

WBA Q3 2023 Form 10-Q	20

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	May 31, 2023	August 31, 2022
Short-term debt
Commercial paper [1]	$147	$—
Credit facilities [1]
Unsecured 364-day credit facility due 2023	—	1,000
Unsecured two-year credit facility due 2023	1,999	—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	849	—
Other [2]	66	59
Total short-term debt	$3,061	$1,059

Long-term debt
Credit facilities [1]
Unsecured two-year credit facility due 2023	$—	$1,998
Unsecured three-year credit facility due 2024	999	999
Unsecured three-year credit facility due 2026	999	—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	—	848
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	498	498
4.100% unsecured notes due 2050	792	792
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,444	1,443
4.650% unsecured notes due 2046	318	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024	1,155	1,155
4.500% unsecured notes due 2034	301	301
4.800% unsecured notes due 2044	869	869
£700 million note issuance [1]
3.600% unsecured pound sterling notes due 2025	373	354
€750 million note issuance [1]
2.125% unsecured euro notes due 2026	808	752
$4 billion note issuance [3]
4.400% unsecured notes due 2042	263	263
Other [2]	22	26
Total long-term debt, less current portion	$8,841	$10,615
1Notes, borrowings under credit facilities and commercial paper are unsecured and unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
2Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.

WBA Q3 2023 Form 10-Q	21

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

Credit facilities

March 2, 2023 Revolving Credit Agreement
On March 2, 2023, the Company entered into a $900 million unsecured 364-day revolving credit facility (the “2023 Revolving Credit Agreement”). Interest on borrowings under the revolving credit facility accrues at applicable margins based on the Company's Index Debt Rating and ranges from 80 basis points to 110 basis points over specified benchmark rates for SOFR loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The 2023 Revolving Credit Agreement's termination date is February 29, 2024, or earlier, subject to the Company's discretion to termination the agreement. As of May 31, 2023, there were no borrowings outstanding under the 2023 Revolving Credit Agreement.

December 2022 Delayed Draw Term Loan
On December 19, 2022, the Company entered into a $1.0 billion senior unsecured delayed draw term loan credit agreement (the “December 2022 DDTL”). Borrowings under the December 2022 DDTL bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate, the term Secured Overnight Financing Rate (“SOFR”) or the daily SOFR, in each case, plus an applicable margin of approximately 112 basis points. The applicable margin is based on the rating of the Company’s corporate debt obligations as determined by Moody’s or S&P. The December 2022 DDTL was drawn for the purpose of funding the consideration due for the purchase of Summit and paying fees and expenses related to it. The December 2022 DDTL matures on January 3, 2026. As of May 31, 2023, there were $1.0 billion in borrowings outstanding under the December 2022 DDTL. Amounts borrowed under the December 2022 DDTL and repaid or prepaid may not be reborrowed.

June 17, 2022, Revolving Credit Agreements
On June 17, 2022, the Company entered into a $3.5 billion unsecured five-year revolving credit facility and a $1.5 billion unsecured 18-month revolving credit facility, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2022 Revolving Credit Agreements”). Interest on borrowings under the revolving credit facilities accrues at applicable margins based on the Company's Index Debt Rating and ranges from 80 basis points to 150 basis points over specified benchmark rates for eurocurrency rate and SOFR loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The five-year facility’s termination date is June 17, 2027, or earlier, subject to the Company's discretion to terminate the agreement. The 18-month facility’s termination date is December 15, 2023, or earlier, subject to the Company's discretion to terminate the agreement. As of May 31, 2023, there were no borrowings outstanding under the five-year and 18-month Revolving Credit Agreements.

November 2021 Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). An aggregate amount of $3.0 billion or more of the November 2021 DDTL was drawn for the purpose of funding the purchase of the increased equity interest in VillageMD, paying fees and expenses related to the foregoing, and the remainder can be used for general corporate purposes. The maturity dates on the 364 day loan, the two-year loan and the three-year loan are February 15, 2023, November 24, 2023 and November 24, 2024, respectively. On February 14, 2023, the Company repaid the 364 day loan. As of May 31, 2023, there were $3.0 billion in borrowings outstanding under the November 2021 DDTL. Amounts borrowed under the November 2021 DDTL and repaid or prepaid may not be reborrowed.

WBA Q3 2023 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Borrowings under the November 2021 DDTL bear interest at a fluctuating rate per annum equal to the daily SOFR, plus an applicable margin. For the 364-day tranche, the applicable margin was approximately 0.75%. For the 2-year and 3-year tranche, the applicable margin is 0.88% and 1.03%, respectively.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary covenants. As of May 31, 2023, the Company was in compliance with all such applicable covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. As of May 31, 2023, the Company's outstanding commercial paper had a weighted average interest rate of 6.03%. As of August 31, 2022 the Company had no borrowings outstanding under the commercial paper program.

Interest
Interest paid by the Company for the nine months ended May 31, 2023 and 2022 was $481 million and $336 million, respectively.

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

The Company economically hedges a portion of its exposure to equity price risk related to its investment in AmerisourceBergen through variable prepaid forward derivative contracts.

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

May 31, 2023	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$493	$3	Other current assets
Cross currency interest rate swaps	100	—	Other current assets
Cross currency interest rate swaps	650	44	Other non-current assets
Foreign currency forwards	418	4	Other current liabilities
Foreign currency forwards	8	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$1,909	$13	Other current assets
Total return swap	133	1	Other current assets
Foreign currency forwards	2,483	15	Other current liabilities
Total return swap	53	1	Other current liabilities
Variable prepaid forward	787	670	Other non-current liabilities

WBA Q3 2023 Form 10-Q	23

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

August 31, 2022	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$448	$19	Other current assets
Cross currency interest rate swaps	150	12	Other current assets
Cross currency interest rate swaps	750	83	Other non-current assets
Foreign currency forwards	3	—	Other non-current assets
Foreign currency forwards	221	1	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$2,874	$49	Other current assets
Foreign currency forwards	1,098	6	Other current liabilities
Total return swap	183	6	Other current liabilities

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
Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks and equity price risk. The Company also utilizes total return swaps to economically hedge variability in compensation charges related to certain deferred compensation obligations.

On May 11, 2023, the Company entered into variable prepaid forward transactions (“May 2023 VPF transactions”) with third-party financial institutions and received an upfront prepayment of $644 million related to the forward sale of up to 4.6 million shares of AmerisourceBergen common stock. The upfront prepayment is recorded within Other non-current liabilities in the Consolidated Condensed Balance Sheet as a derivative. The Company has pledged 4.6 million shares of AmerisourceBergen common stock as collateral upon entering into the May 2023 VPF transactions. The May 2023 VPF transactions provide the Company with current liquidity while allowing it to maintain voting and dividend rights in the AmerisourceBergen common stock, as well as the ability to participate in future stock price appreciation during the term of the contracts up to a cap price specified in the contracts. The May 2023 VPF transactions are expected to be settled in the fourth quarter of fiscal 2025, at which time the Company will be obligated, unless it elects to settle otherwise as described below, to deliver the full number of shares of AmerisourceBergen common stock to which the VPF transactions related and may receive additional cash payments to be determined based on the price of the AmerisourceBergen common stock at the maturity of the transactions relative to the forward floor and cap price. Subject to certain conditions, the Company may elect to net settle the contract by delivery of shares (or payment of the cash value thereof) in lieu of receiving any additional cash. The aggregate number of AmerisourceBergen shares to be delivered in connection with the May 2023 VPF transactions will not exceed 4.6 million shares.

WBA Q3 2023 Form 10-Q	24

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
On June 15, 2023, the Company entered into additional variable prepaid forward transactions (“June 2023 VPF transactions”) with third-party financial institutions and received an upfront prepayment of $325 million related to the forward sales of up to 2.2 million shares of AmerisourceBergen common stock. The Company pledged 2.2 million shares of AmerisourceBergen common stock as collateral upon entering into June 2023 VPF transactions. The June 2023 VPF transactions are expected to be settled in the third quarter of fiscal 2025, at which time the Company will be obligated, unless it elects to settle otherwise as described below, to deliver the full number of shares of AmerisourceBergen common stock to which the VPF transactions relate and may receive additional cash payments to be determined based on the price of the AmerisourceBergen common stock at the maturity of the transactions relative to the forward floor and cap price. Subject to certain conditions, the Company may elect to net settle the contract by delivery of shares (or payment of the cash value thereof) in lieu of receiving any additional cash. The aggregate number of AmerisourceBergen shares to be delivered in connection with the June 2023 VPF transactions will not exceed 2.2 million shares.

The income (expenses) due to changes in fair value of the derivative instruments were recognized in Consolidated Condensed Statements of Earnings as follows (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2023	2022	2023	2022
Total return swap	Selling, general and administrative expenses	$2	$(14)	$2	$(24)
Foreign currency forwards	Other income, net [1]	(112)	319	(203)	322
Variable prepaid forward	Other income, net	(26)	—	(26)	—

1.Excludes remeasurement gains and losses on economically hedged assets and liabilities.

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

WBA Q3 2023 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	May 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$99	$99	$—	$—
Cross currency interest rate swaps [2]	44	—	44	—
Foreign currency forwards [3]	16	—	16	—
Investments in equity securities [6]	315	315	—	—
Investments in debt securities [5]	21	—	21	—
Total return swaps	1	—	1	—
Liabilities:
Variable prepaid forward [4]	$670	$—	$—	$670
Foreign currency forwards [3]	19	—	19	—
Total return swap	1	—	1	—

	August 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$1,114	$1,114	$—	$—
Investments in debt securities [5]	130	—	130	—
Cross currency interest rate swaps [2]	96	—	96	—
Foreign currency forwards [3]	69	—	69	—
Investments in equity securities [6]	1	1	—	—
Liabilities:
Foreign currency forwards [3]	$7	$—	$7	$—
Total return swaps	6	—	6	—

1.Money market funds are valued at the closing price reported by the fund sponsor and classified as marketable securities on the Consolidated Condensed Balance Sheets.
2.The fair value of cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 8. Financial instruments, for additional information.
3.The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 8. Financial instruments, for additional information.
4.The fair value of the derivative was derived from a Black-Scholes valuation. The inputs used in valuing the derivative included the floor and cap prices of the VPF, historical volatility and dividend yield of AmerisourceBergen shares, risk free interest rate, and contractual term of the instrument. See Note 8. Financial instruments, for additional information.
5.Includes investments in Treasury debt securities.
6.Fair values of quoted investments are based on current bid prices.

There were no transfers between Levels for the nine months ended May 31, 2023.

The carrying value of the Company's commercial paper and credit facilities approximated their respective fair values.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of May 31, 2023 the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $7.7 billion and $6.9 billion, respectively.

WBA Q3 2023 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the May 31, 2023 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of May 31, 2023. See Note 7. Debt, for further information. The carrying values of accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

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

The Company describes below certain proceedings against the Company in which the amount of loss could be material. The Company accrues for legal claims when, and to the extent that, the amount or range of probable loss can be reasonably estimated. The Company believes we have meritorious defenses in each of these proceedings, and we intend to defend each case vigorously, but there can be no assurance as to the ultimate outcome. With respect to litigation and other legal proceedings where the Company has determined a material loss is reasonably possible, except as otherwise disclosed, we are not able to make a reasonable estimate of the amount or range of loss that is reasonably possible above any accrued amounts in these proceedings, due to various reasons, including: we have factual and legal arguments that, if successful, will eliminate or sharply reduce the possibility of loss; we do not have sufficient information about the arguments and the evidence plaintiffs will advance with respect to their damages; some of the cases have been stayed; certain proceedings present novel and complex questions of public policy; legal and factual determinations and judicial and governmental procedure; the large number of parties involved; and the inherent uncertainties related to such litigation.

Litigation Relating to 2016 Goals
On December 29, 2014, a putative shareholder filed a derivative action in federal court in the Northern District of Illinois against certain current and former directors and officers of Walgreen Co. and Walgreen Co., as a nominal defendant, arising out of certain public statements the Company made regarding its former fiscal 2016 goals. (Cutler v. Wasson et al., No. 1:14-cv-10408 (N.D. Ill.)) The action asserts claims for breach of fiduciary duty, waste and unjust enrichment. On May 18, 2015, the case was stayed in light of a securities class action that was filed on April 10, 2015 (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.). On November 3, 2016, the Court entered a stipulation and order extending the stay until the resolution of the securities class action. The securities class action was resolved and a final judgement order entered on October 13, 2022. On March 24, 2023, the plaintiff filed a motion for preliminary approval of a settlement resolving the litigation. On May 8, 2023 the Court entered an order preliminarily approving the settlement and setting a final approval hearing for July 25, 2023.

WBA Q3 2023 Form 10-Q	27

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

Securities Claims Relating to Rite-Aid Merger
On December 11, 2017, purported Rite Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. class action”) arising out of transactions contemplated by the merger agreement between the Company and Rite Aid. The amended complaint alleges that the Company and certain of its officers made false or misleading statements regarding the transactions. Fact and expert discovery have concluded. The Court denied both plaintiffs’ partial motion for summary judgement and the Company’s motion for summary judgment on March 31, 2023. Trial is scheduled for January 29, 2024.

In October and December 2020, two separate purported Rite Aid Shareholders filed actions in the same court opting out of the class in the M.D. Pa. class action and making nearly identical allegations as those in the M.D. Pa. class action (the “Opt-out Actions”). The stay in the Opt-out Actions has been lifted following the Court’s rulings on summary judgment motions in the M.D.Pa. class action. No trial date has been set.

Claims Relating to Opioid Abuse
On May 5, 2022, the Company announced that it had entered into a settlement agreement with the State of Florida to resolve all claims related to the distribution and dispensing of prescription opioid medications across the Company’s pharmacies in the State of Florida. This settlement agreement was not an admission of liability or wrong-doing and resolved all pending and future opioid litigation by state and government subdivisions in the State of Florida. The settlement amount of $683 million includes $620 million in remediation payments, which will be paid to the State of Florida in equal installments over 18 years, and will be applied as opioid remediation, as well as a one-time payment of $63 million for attorneys’ fees. In fiscal 2022, the Company recorded a $683 million liability associated with this settlement.

On November 2, 2022, the Company announced that it had agreed to financial amounts and payment terms as part of settlement frameworks (the “Settlement Frameworks”) that had the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. Under the Settlement Frameworks with the Settling States and counsel for tribes, the Company announced that it expected to settle all opioid claims against it by such Settling States, their participating political subdivisions, and participating tribes for up to approximately $4.8 billion and $155 million, respectively in remediation payments to be paid out over 15 years. The Settlement Frameworks provided for the payment of up to approximately $754 million in attorneys’ fees and costs over 6 years beginning in year two of the Settlement Frameworks. The Settlement Frameworks included no admission of wrongdoing or liability by the Company.

As of November 30, 2022, the Company concluded that Settlement Framework discussions had advanced to a stage where a broad settlement of opioid claims by Settling States was probable, and for which the related loss was reasonably estimable. As a result of those conclusions and the Company’s ongoing assessment of other opioid-related claims, the Company recorded a $6.5 billion liability associated with the Settlement Frameworks and other opioid-related claims and litigation settlements during the three months ended November 30, 2022. The settlement accrual was reflected in the Consolidated Condensed Statement of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment.

On December 9, 2022, the Company committed the Settlement Frameworks to a proposed settlement agreement (the “Proposed Settlement Agreement”) that was contingent on (1) a sufficient number of Settling States, including those that had not sued, agreeing to the Proposed Settlement Agreement following a sign-on period, and (2) following a notice period, a sufficient number of political subdivisions within Settling States, including those that had not sued, agreeing to the Proposed Settlement Agreement (or otherwise having their claims foreclosed). On June 8, 2023 the Company informed the Settling States that there was sufficient State participation, sufficient Subdivision participation, and sufficient resolution of the claims of Litigating Subdivisions in the Settling States to proceed with the multistate settlement. The Company has now resolved its litigation with all states, territories, tribes and 99.5% of litigating subdivisions within Settling States included in the Proposed Settlement or in separate agreements. Estimated liabilities for these settlements are fully accrued. Incentive payments to Settling States with non-participating political subdivisions are subject to reduction and those subdivisions are still entitled to pursue their claims against the Company.

WBA Q3 2023 Form 10-Q	28

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Proposed Settlement Agreement will become effective on August 7, 2023. The Company will continue to vigorously defend against any litigation not covered by the Proposed Settlement Agreement, including private plaintiff litigation. The Company continues to believe it has strong legal defenses and appellate arguments in all of these cases.

As of May 31, 2023, the Company has accrued a total $7.4 billion liability associated with the Proposed Settlement Agreement and other opioid-related claims and litigation settlements, including $1.0 billion and $6.4 billion of the estimated settlement liability in Accrued expenses and other current liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheet.

The Company remains a defendant in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated many of these cases in a consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-md-2804), which is pending in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”). The Company is a defendant in the following multidistrict litigation (MDL) bellwether cases:

•Two consolidated cases in N.D. Ohio (Cnty. of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; Cnty. of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079). In November 2021, the jury returned a verdict in favor of the plaintiffs as to liability, and a second trial regarding remedies took place in May 2022. In August 2022, the court entered orders providing for injunctive relief and requiring the defendants to pay $651 million over a 15-year period to fund abatement programs. The court found that the damages are subject to joint and several liability and as such made no determination as to apportionment. These decisions are currently on appeal.

The Company also has been named as a defendant in numerous actions brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in the following states:

•Maryland (Mayor and City Council of Baltimore v. Purdue Pharma L.P., et al., Case No. 24-C-18-000515, Circuit Court for Baltimore City, Baltimore, Maryland - September 2024).
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

Usual and Customary Pricing Litigation
The Company is defending a number of claims, lawsuits and investigations that allege that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. These actions have been brought by different types of plaintiffs, including insurance companies, plan members, government and private payors, based on different legal theories. The Company has appropriately accrued for these matters, based on each matter's unique facts and circumstances. As of May 31, 2023, the Company has accrued an estimated liability of approximately $304 million for these matters. Loss contingencies are highly subjective and unpredictable and unfavorable developments can occur. The amount of the actual loss may differ materially from the accrual estimate. In one such case, Humana initiated an arbitration before the American Arbitration Association. At the conclusion of that matter, the arbitrator issued an award in Humana’s favor in the amount of $642 million. The Company has asked a federal court to vacate that award.

WBA Q3 2023 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 11. Income taxes

The effective tax rate for the three months ended May 31, 2023 was a benefit of 86.3%, primarily due to tax benefits from changes to deferred taxes as a result of internal legal entity restructuring, related to the recent business acquisitions, and additional tax benefits claimed upon filing of the Company’s prior year tax returns. The effective tax rate for the three months ended May 31, 2022 was not meaningful. The tax benefit for the three months ended May 31, 2022 was primarily driven by reduction of a valuation allowance on net deferred tax assets due to capital gains from the sale of AmerisourceBergen shares (see Note 5. Equity method investments for further information), internal restructuring, and other anticipated gains, as well as the tax benefit related to the opioid settlement agreement with the State of Florida (see Note 10. Commitments and contingencies for further information).

The effective tax rate for the nine months ended May 31, 2023 was a benefit of 33.8%, primarily due to a reduction in the valuation allowance and impact of the opioid-related claims and litigation settlements. The Company recognized a tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized against capital gains recognized on the sale of shares in AmerisourceBergen and based on forecasted capital gains. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the nine months ended May 31, 2023. The effective tax rate for the nine months ended May 31, 2022 was 4.3%, primarily due to lower tax expense on gains from consolidation of the Company’s investment in VillageMD and Shields (see Note 2. Acquisitions and other investments for further information), discrete tax benefits recorded for the release of valuation allowance on net deferred tax assets resulting from capital gains derived from the sale of AmerisourceBergen shares (see Note 5. Equity method investments for further information), internal restructuring, and other anticipated gains, as well as the tax benefit related to the opioid settlement agreement with the State of Florida (see Note 10. Commitments and contingencies for further information).

Income taxes paid for the nine months ended May 31, 2023 and 2022 were $170 million and $291 million, respectively.

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

Components of net periodic pension (income) costs for the defined benefit pension plans (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2023	2022	2023	2022
Service costs	Selling, general and administrative expenses	$1	$1	$3	$4
Interest costs	Other income, net	64	37	186	115
Expected returns on plan assets/other	Other income, net	(81)	(70)	(237)	(216)
Total net periodic pension income		$(17)	$(32)	$(48)	$(97)

The Company made cash contributions to its defined benefit pension plans of $19 million for the nine months ended May 31, 2023, which primarily related to committed payments. The Company plans to contribute an additional $17 million to its defined benefit pension plans during the remainder of fiscal 2023.

WBA Q3 2023 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision is an expense of $59 million and $184 million for the three and nine months ended May 31, 2023, respectively, compared to an expense of $58 million and $181 million for the three and nine months ended May 31, 2022, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is UK based to which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statement of Earnings was $21 million and $62 million for the three and nine months ended May 31, 2023, respectively, compared to an expense of $21 million and $69 million for the three and nine months ended May 31, 2022, respectively.

Note 13. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (loss) (“AOCI”) by component and net of tax for the three and nine months ended May 31, 2023 and 2022 (in millions):

	Pension/ post retirement obligations	Unrealized loss on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 28, 2023	$(167)	$(5)	$140	$(162)	$(2,461)	$(2,654)
Other comprehensive (loss) income before reclassification adjustments	—	(2)	(42)	16	143	115
Amounts reclassified from AOCI	(7)	1	—	(1)	(2)	(9)
Tax benefit (provision)	2	—	10	(4)	—	9
Net change in other comprehensive (loss) income	(5)	(1)	(31)	12	141	115
Balance at May 31, 2023	$(171)	$(6)	$108	$(150)	$(2,320)	$(2,539)

	Pension/ post retirement obligations	Unrealized (loss) income on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale securities	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2022	$(157)	$(3)	$213	$1	$(254)	$(2,605)	$(2,805)
Other comprehensive (loss) income before reclassification adjustments	—	(5)	(138)	(1)	(8)	301	149
Amounts reclassified from AOCI	(20)	2	—	—	149	(16)	115
Tax benefit (provision)	5	—	33	—	(37)	—	2
Net change in other comprehensive (loss) income	(15)	(3)	(104)	(1)	104	285	266
Balance at May 31, 2023	$(171)	$(6)	$108	$—	$(150)	$(2,320)	$(2,539)

WBA Q3 2023 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post retirement obligations	Unrealized (loss) income on cash flow hedges	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 28, 2022	$(372)	$(9)	$(11)	$(154)	$(1,782)	$(2,328)
Other comprehensive income (loss) before reclassification adjustments	—	4	176	(48)	(515)	(383)
Amounts reclassified from AOCI	(5)	1	—	25	—	20
Tax benefit	1	(1)	(40)	6	—	(34)
Net change in other comprehensive (loss) income	(4)	4	135	(17)	(515)	(397)
Balance at May 31, 2022	$(376)	$(5)	$124	$(171)	$(2,297)	$(2,724)

	Pension/ post retirement obligations	Unrealized (loss) income on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale securities	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2021	$(359)	$(10)	$(35)	$96	$(29)	$(1,772)	$(2,109)
Other comprehensive income (loss) before reclassification adjustments	—	5	207	450	(213)	(525)	(77)
Amounts reclassified from AOCI	(16)	2	—	(577)	25	—	(566)
Other	(6)	—	—	—	—	—	(6)
Tax benefit (provision)	5	(1)	(48)	31	46	—	32
Net change in other comprehensive (loss) income	(17)	6	159	(96)	(143)	(525)	(616)
Balance at May 31, 2022	$(376)	$(5)	$124	$—	$(171)	$(2,297)	$(2,724)

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

WBA Q3 2023 Form 10-Q	32

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

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Sales:
U.S. Retail Pharmacy	$27,866	$26,695	$82,648	$82,394
International	5,573	5,305	16,414	16,686
U.S. Healthcare	1,975	596	4,597	1,173
Corporate and Other [1]	—	1	—	—
Walgreens Boots Alliance, Inc.	$35,415	$32,597	$103,659	$100,254

Adjusted operating income (Non-GAAP measure):
U.S. Retail Pharmacy	$962	$966	$3,134	$4,243
International	208	174	676	563
U.S. Healthcare	(172)	(129)	(483)	(218)
Corporate and Other	(39)	(56)	(139)	(198)
Walgreens Boots Alliance, Inc.	$959	$955	$3,188	$4,389

1.Includes certain eliminations.

WBA Q3 2023 Form 10-Q	33

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles adjusted operating income to operating (loss) income (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Adjusted operating income (Non-GAAP measure)	$959	$955	$3,188	$4,389
Certain legal and regulatory accruals and settlements	(268)	(734)	(7,249)	(734)
Acquisition-related amortization	(274)	(201)	(851)	(616)
Acquisition-related costs	(70)	(40)	(257)	(155)
Transformational cost management	(414)	(185)	(697)	(458)
Adjustments to equity earnings in AmerisourceBergen	(61)	(60)	(178)	(155)
LIFO provision	(51)	(55)	(89)	(64)
Impairment of intangible assets	(299)	—	(299)	—
Operating (loss) income (GAAP measure)	$(477)	$(320)	$(6,431)	$2,209

Note 15. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
U.S. Retail Pharmacy
Pharmacy	$20,898	$19,656	$60,991	$60,581
Retail	6,968	7,039	21,657	21,814
Total	27,866	26,695	82,648	82,394

International
Pharmacy	924	901	2,690	2,876
Retail	1,769	1,618	5,412	5,294
Wholesale	2,880	2,786	8,311	8,516
Total	5,573	5,305	16,414	16,686

U.S. Healthcare	1,975	596	4,597	1,173

Corporate and Other [1]	—	1	—	—

Walgreens Boots Alliance, Inc.	$35,415	$32,597	$103,659	$100,254

1.Includes certain eliminations.

See Note 18. Supplemental information for further information on receivables from contracts with customers.

WBA Q3 2023 Form 10-Q	34

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

Related party transactions with AmerisourceBergen (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Purchases, net	$16,573	$15,439	$47,772	$46,293

	May 31, 2023	August 31, 2022
Trade accounts payable, net of receivables	$7,511	$6,915

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

Liabilities — Supplier Finance Programs
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

WBA Q3 2023 Form 10-Q	35

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Leases — Common Control Arrangements
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) – Common Control Arrangements. The ASU amends the accounting for leasehold improvements in common control arrangements by requiring a lessee in a common control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. Further, a lessee that no longer controls the use of the underlying asset will derecognize the remaining carrying amount of the improvements through an adjustment to equity, reflecting the transfer of the asset to the lessor under common control. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2025), including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The Company is evaluating the effect of adopting this new accounting guidance.

Note 18. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $4.6 billion and $4.0 billion at May 31, 2023 and August 31, 2022, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from AmerisourceBergen, were $1.3 billion and $1.1 billion at May 31, 2023 and August 31, 2022, respectively. See Note 16. Related parties for further information.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Depreciation expense	$372	$331	$1,068	$1,014
Intangible assets amortization	226	148	583	488
Total depreciation and amortization expense	$598	$478	$1,652	$1,502

Accumulated depreciation and amortization on property, plant and equipment was $13.0 billion at May 31, 2023 and $12.8 billion at August 31, 2022.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agreements and cash restricted by law and other obligations. The following represents a reconciliation of Cash and cash equivalents in the Consolidated Condensed Balance Sheets to total Cash, cash equivalents, marketable securities and restricted cash in the Consolidated Condensed Statements of Cash Flows as of May 31, 2023 and August 31, 2022, respectively (in millions):

	May 31, 2023	August 31, 2022
Cash and cash equivalents	$871	$1,358
Cash and cash equivalents - assets held for sale (included in other current assets)	22	—
Marketable securities	99	1,114
Restricted cash (included in other current and non-current assets)	124	86
Cash, cash equivalents, marketable securities and restricted cash	$1,117	$2,558

WBA Q3 2023 Form 10-Q	36

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Redeemable non-controlling interest
The following represents a roll forward of the redeemable non-controlling interest in the Consolidated Condensed Balance Sheets (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Opening balance	$158	$812	$1,042	$319
Recognition upon acquisition of subsidiary [1]	—	—	—	2,489
Acquisition of non-controlling interests [2]	—	—	—	(2,047)
Net loss attributable to Redeemable non-controlling interests	—	(12)	(24)	(45)
Redemption price adjustments [3]	—	(22)	440	68
Reclassifications to Accrued expenses and other liabilities [4]	—	—	(1,314)	—
Other	2	(3)	16	(9)
Ending balance	$160	$775	$160	$775

1.The nine months ended May 31, 2022, includes $1.9 billion of redeemable non-controlling interest, representing the maximum purchase price to redeem non-controlling units in VillageMD for cash, and redeemable non-controlling interest in Shields. On November 24, 2021, VillageMD commenced a tender offer to purchase up to $1.9 billion of units in VillageMD for cash. The tender offer was fully subscribed and settled on December 28, 2021. The tender offer was funded by cash proceeds provided to VillageMD pursuant to the Unit Purchase Agreement.
2.The nine months ended May 31, 2022 includes, $1.9 billion paid to existing shareholders of VillageMD as part of the fully subscribed tender offer and the acquisition of the remaining 30% non-controlling equity interests in the pharmaceutical wholesale business in Germany.
3.Remeasurement of non-controlling interests, probable of redemption but not currently redeemable, to their redemption value, is recorded to Paid in capital in the Consolidated Condensed Balance Sheets. During the three months ended November 30, 2022, Shields and CareCentrix redeemable non-controlling interests were recorded to redemption value.
4.Represents the reclassification of the Shields and CareCentrix redeemable non-controlling interests to Accrued expenses and other liabilities, resulting from the Company's full acquisition of Shields and CareCentrix.

See Note 2. Acquisitions and other investments for further information.

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 17.4 million and 17.8 million weighted average outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation for the three and nine months ended May 31, 2023, compared to 17.4 million and 17.2 million for the three and nine months ended May 31, 2022, respectively.

Due to the anti-dilutive effect resulting from the reported net loss, an incremental 3.3 million of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for the nine months ended May 31, 2023.

Cash dividends declared per common share
Cash dividends per common share declared was as follows:

Quarter ended	2023	2022
November	$0.4800	$0.4775
February	$0.4800	$0.4775
May	$0.4800	$0.4775
Total	$1.4400	$1.4325

WBA Q3 2023 Form 10-Q	37

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
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: impact of opioid litigation settlements, the impact of COVID-19 on our operations and financial results; the financial performance of our equity method investees, including AmerisourceBergen, and the financial performance of our consolidated subsidiaries in the U.S. Healthcare segment; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws, including United States (“U.S.”) and the United Kingdom (“UK”) tax law changes; changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined herein); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; adjustments to Centers for Medicare and Medicaid Services, Medicare Advantage and Medicare rates; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes in general economic conditions in the markets in which the Company operates, including changes that would negatively impact our access to capital markets.

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

WBA Q3 2023 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Opioid litigation settlements
On November 2, 2022, the Company announced that it had agreed to financial amounts and payment terms as part of settlement frameworks (the “Settlement Frameworks”) that have the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. The Company recorded a $6.5 billion liability associated with the Settlement Frameworks and other opioid-related claims and litigation during the three months ended November 30, 2022. The settlement accrual is reflected in the Consolidated Condensed Statement of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment. As of May 31, 2023, the Company has accrued a total $7.4 billion liability associated with the Proposed Settlement Agreement and other opioid-related claims and litigation settlements.

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

The U.S. Healthcare segment currently consists of a majority position in Village Practice Management Company, LLC (“VillageMD”), a leading national provider of value-based primary, urgent and multi-specialty care services; Shields Health Solutions Parent, LLC (“Shields”), a specialty pharmacy integrator and accelerator for hospitals, CCX Next, LLC (“CareCentrix”), a leading player in the post-acute and home care management sectors; and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

See Note 14. Segment reporting to the Consolidated Condensed Financial Statements for further information.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

RECENT TRANSACTIONS

Sale of AmerisourceBergen common stock
On November 10, 2022, December 13, 2022, May 11, 2023, and June 15, 2023, the Company sold 13.2 million, 6.0 million, 0.3 million and 0.3 million shares of AmerisourceBergen common stock for total consideration of approximately $2.0 billion, $984 million, $50 million and $50 million, respectively.

See Note 5. Equity method investments to the Consolidated Condensed Financial Statements for further information.

Shields acquisition
On December 28, 2022 the Company acquired the remaining 30% equity interest in Shields for approximately $1.4 billion of cash consideration.

See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

WBA Q3 2023 Form 10-Q	39

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Summit acquisition
On January 3, 2023, Village Practice Management Company, LLC (“VillageMD”), through its parent company, following an internal reorganization, completed the acquisition of WP CityMD TopCo (“Summit”), a leading provider of primary, specialty and urgent care in exchange, for $7.0 billion aggregate consideration, consisting of $4.85 billion of cash consideration paid, $2.05 billion in preferred units of VillageMD issued to Summit equity holders and $100 million of cash to be paid one year following closing. The cash consideration includes $87 million of cash paid to fund acquisition-related bonuses to Summit Health-CityMD employees which is recognized as compensation expense of the Company. In addition, VillageMD paid off approximately $1.9 billion in net debt of Summit. In connection with the amended Agreement and Plan of Merger, and in order to finance the acquisition, the Company and Cigna Health & Life Insurance Company (“Cigna”) acquired preferred units of VillageMD in exchange for $1.75 billion and $2.5 billion in aggregate consideration, respectively. Following the Summit acquisition, the Company remains the largest and consolidating equity holder of VillageMD with ownership of approximately 53% of the outstanding equity interests on a fully diluted basis.

See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

Sale of Option Care Health common stock
On March 3, 2023, the Company sold approximately 15.5 million shares of Option Care Health for a total consideration of approximately $469 million.

On June 8, 2023, the Company sold the remaining 10.8 million shares of Option Care Health for a total consideration of approximately $330 million.

See Note 5. Equity method investments to the Consolidated Condensed Financial Statements for further information.

CareCentrix acquisition
On March 31, 2023, the Company acquired the remaining 45% equity interest in CareCentrix for approximately $378 million of cash consideration.

See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

Sale of Farmacias Ahumada
On May 16, 2023, the Company announced that it entered into an agreement to sell the Farmacias Ahumada business in Chile. The transaction is subject to customary regulatory and governmental approvals and expected to close by the end of calendar year 2023.

TRANSFORMATIONAL COST MANAGEMENT PROGRAM
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021.

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024 and increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. In fiscal 2022, the Company increased its annual cost savings target from $3.3 billion to $3.5 billion by the end of fiscal 2024. During the three months ended May 31, 2023, the Company increased its annual cost savings target from $3.5 billion to $4.1 billion by the end of fiscal 2024. The Company is currently on track to achieve the savings target.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. The Company now plans to reduce its presence by up to 300 Boots stores in the UK and up to 150 stores in the U.S. by end of fiscal 2024, which are incremental to the previously planned reductions of approximately 350 Boots stores in the UK and approximately 450 to 500 stores in the U.S. As of May 31, 2023, the Company has closed 261 and 455 stores in the UK and U.S., respectively.

WBA Q3 2023 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
During the three months ended May 31, 2023, the Company increased its estimate of cumulative pre-tax charges to its GAAP financial results for the Transformational Cost Management Program from $3.6 billion to $3.9 billion to $3.9 billion to $4.2 billion. As a result, pre-tax charges for exit and disposal activities increased from $3.3 billion to $3.6 billion to $3.6 billion to $3.9 billion. The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to the Transformational Cost Management Program as follows:

Transformational Cost Management Program Activities	Range of Charges
Lease obligations and other real estate costs [1]	$1.3 to $1.4 billion
Asset impairments [2]	$1.0 to $1.1 billion
Employee severance and business transition costs	$1.0 to $1.1 billion
Information technology transformation and other exit costs	$0.3 to $0.4 billion
Total cumulative pre-tax exit and disposal charges	$3.6 to $3.9 billion
Other IT transformation costs	$0.2 to $0.3 billion
Total estimated pre-tax charges	$3.9 to $4.2 billion

1.Includes impairments relating to operating lease right-of-use and finance lease assets.
2.Primarily related to store closures and other asset impairments.

The Company estimates that approximately 75% of the cumulative pre-tax charges relating to the Transformational Cost Management Program represent current or future cash expenditures, primarily related to employee severance and business transition costs, IT transformation and lease and other real estate payments. The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary note regarding forward-looking statements” below.

The total pre-tax charges under the Transformational Cost Management Program, which were primarily recorded in Selling, general and administrative expenses were as follows (in millions):

Three months ended May 31, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$104	$193	$113	$4	$414
Other IT transformation costs	(1)	1	—	—	—
Total pre-tax charges	$103	$194	$113	$4	$414

Nine months ended May 31, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$354	$204	$113	$11	$682
Other IT transformation costs	13	2	—	—	16
Total pre-tax charges	$368	$206	$113	$11	$697

Three months ended May 31, 2022	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$117	$45	$—	$11	$173
Other IT transformation costs	10	2	—	—	11
Total pre-tax charges	$127	$47	$—	$11	$185

WBA Q3 2023 Form 10-Q	41

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Nine months ended May 31, 2022	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$283	$97	$—	$25	$404
Other IT transformation costs	36	17	—	—	53
Total pre-tax charges	$319	$114	$—	$25	$458

See Note 3. Exit and disposal activities, to the Consolidated Condensed Financial Statements for additional information.

WBA Q3 2023 Form 10-Q	42

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Sales	$35,415	$32,597	$103,659	$100,254
Gross profit	6,588	6,572	20,596	21,855
Selling, general and administrative expenses	7,123	7,019	27,215	19,975
Equity earnings in AmerisourceBergen	58	127	187	330
Operating (loss) income (GAAP)	(477)	(320)	(6,431)	2,209
Adjusted operating income (Non-GAAP measure) [1]	959	955	3,188	4,389
(Loss) earnings before interest and income tax (benefit) provision	(209)	90	(4,619)	5,038
Net earnings (loss) earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	118	289	(2,900)	4,752
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	860	834	2,864	3,667
Diluted net earnings (loss) per common share (GAAP)	0.14	0.33	(3.36)	5.49
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	1.00	0.96	3.32	4.23

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Sales	8.6	(4.2)	3.4	2.0
Gross profit	0.2	(8.1)	(5.8)	6.3
Selling, general and administrative expenses	1.5	14.8	36.2	11.4
Operating (loss) income (GAAP)	49.2	NM	NM	54.3
Adjusted operating income (Non-GAAP measure) [1]	0.4	(34.6)	(27.4)	13.1
(Loss) earnings before interest and income tax (benefit) provision	NM	(93.0)	NM	164.5
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	(59.1)	(73.8)	NM	190.5
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	3.1	(30.2)	(21.9)	13.3
Diluted net earnings (loss) per common share (GAAP)	(59.0)	(73.8)	NM	190.6
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	3.3	(30.0)	(21.7)	13.3

WBA Q3 2023 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended May 31,		Nine months ended May 31, 2023
	2023	2022	2023	2022
Gross margin	18.6	20.2	19.9	21.8
Selling, general and administrative expenses	20.1	21.5	26.3	19.9

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings (GAAP) for the three months ended May 31, 2023 compared to three months ended May 31, 2022
Net earnings attributable to the Company for the three months ended May 31, 2023 was $118 million compared to $289 million for the year-ago quarter. Diluted net earnings per share was $0.14 compared to $0.33 for the year-ago quarter. The decrease in net earnings and diluted net earnings per share was driven by lower operating income.

Operating loss for the three months ended May 31, 2023 was $477 million compared to $320 million for the year-ago quarter. Operating loss in the quarter was driven by a $431 million impairment of pharmacy license intangible assets in Boots UK, lower volumes of COVID-19 vaccinations and testing, planned payroll investments in U.S. Retail Pharmacy segment and investments in U.S. Healthcare segment, partially offset by improvements in U.S. core pharmacy and International growth.

Other income, net for the three months ended May 31, 2023 was $268 million compared to $410 million for the year-ago quarter. The decrease was primarily due to lapping a gain on the partial sale of the Company's equity method investment in AmerisourceBergen in the year-ago quarter, partially offset by gains on the partial sale of the Company's investments in Option Care Health and AmerisourceBergen during the three months ended May 31, 2023.

Interest expense, net was $173 million for the three months ended May 31, 2023 compared to $108 million for the three months ended May 31, 2022. The increase in interest expense was primarily the result of higher short-term benchmark interest rates and incremental facility borrowings associated with the Summit transaction in the current period.

The Company's effective tax rate for the three months ended May 31, 2023 was a benefit of 86.3%, primarily due to tax benefits from changes to deferred taxes as a result of internal legal entity restructuring, primarily the result of recent business acquisitions and additional tax benefits claimed upon filing of the Company’s prior year tax returns. The effective tax rate for the three months ended May 31, 2022 was not meaningful. The tax benefit for the three months ended May 31, 2022 was primarily driven by reduction of a valuation allowance on net deferred tax assets due to capital gains from the sale of AmerisourceBergen shares (see Note 5. Equity method investments), internal restructuring, and other anticipated gains, as well as the tax benefit related to the opioid settlement agreement with the State of Florida (see Note 10. Commitments and contingencies).

Adjusted net earnings (Non-GAAP measure) for the three months ended May 31, 2023 compared to three months ended May 31, 2022
Adjusted net earnings attributable to the Company for the three months ended May 31, 2023 increased 3.1 percent to $860 million compared with the year-ago quarter. Adjusted diluted net earnings per share for the three months ended May 31, 2023 increased 3.3 percent to $1.00 compared with the year-ago quarter, an increase of 3.6 percent on a constant currency basis, despite lower volumes of COVID-19 vaccinations and testing.

Excluding the impact of currency translation, the increase in adjusted net earnings for the three months ended May 31, 2023 primarily driven by improvements in U.S. core pharmacy and International growth, partly offset by lower volumes of COVID-19 vaccinations and testing, planned payroll investments in U.S. Retail Pharmacy segment, and investments in U.S. Healthcare segment.

WBA Q3 2023 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Net loss (GAAP) for the nine months ended May 31, 2023 compared to net earnings for nine months ended May 31, 2022

Net loss attributable to the Company for the nine months ended May 31, 2023 was $2.9 billion compared to net earnings of $4.8 billion for the year-ago period. Diluted net loss per share was $3.36 compared to diluted net earnings per share of $5.49 for the year-ago period. The decrease in net earnings and diluted net earnings per share is driven by a $5.5 billion after-tax charge for opioid-related claims and litigation and lapping of a $2.5 billion after-tax gain on the Company's investments in VillageMD and Shields in the year-ago period, partly offset by a $1.5 billion after-tax gain from the partial sale of the Company's investments in AmerisourceBergen and Option Care Health in the nine months ended May 31, 2023.

Operating loss for the nine months ended May 31, 2023 was $6.4 billion compared to operating income of $2.2 billion for the year-ago period. The decrease is primarily driven by a $6.8 billion pre-tax charge for opioid-related claims and litigation settlements, lower volumes of COVID-19 vaccinations and testing, planned payroll and IT investments in U.S. Retail Pharmacy segment, and growth investments in U.S. Healthcare segment, partly offset by improved retail contributions in the U.S. Retail Pharmacy segment and growth in the International segment.

Other income, net for the nine months ended May 31, 2023 was $1.8 billion compared to $2.8 billion for the year-ago period. The decrease in other income is mainly due to the gains on the Company's investments in VillageMD and Shields in the year-ago period, partly offset by the pre-tax gain of $1.6 billion from the partial sale of the Company's investments in AmerisourceBergen and Option Care Health in the nine months ended May 31, 2023.

Interest expense, net was $425 million for the nine months ended May 31, 2023, compared to $295 million for the nine months ended May 31, 2022. The increase in interest expense was primarily the result of higher short-term benchmark interest rates and incremental facility borrowings associated with the Summit transaction in the current period.

The effective tax rate for the nine months ended May 31, 2023 was a benefit of 33.8% primarily due to a reduction in the valuation allowance and impact of the opioid-related claims and litigation settlements. The Company recognized a tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized against capital gains recognized on the sale of shares in AmerisourceBergen and based on forecasted capital gains. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the nine months ended May 31, 2023. The effective tax rate for the nine months ended May 31, 2022 was 4.3%, primarily due to lower tax expense on gains from consolidation of the Company's investment in VillageMD and Shields (see Note 2. Acquisitions and other investments), discrete tax benefits recorded for the release of valuation allowance on net deferred tax assets resulting from capital gains derived from the partial sale of AmerisourceBergen shares (see Note 5. Equity method investments), and internal restructuring, and other anticipated gains, as well as the tax benefit related to the opioid settlement with the State of Florida (see Note 10. Commitments and contingencies).

Adjusted net earnings (Non-GAAP measure) for the nine months ended May 31, 2023 compared to nine months ended May 31, 2022

Adjusted net earnings attributable to the Company for the nine months ended May 31, 2023 decreased 21.9 percent to $2.9 billion compared with the year-ago period. Adjusted diluted net earnings per share for the nine months ended May 31, 2023 decreased 21.7 percent to $3.32 compared with the year-ago period, reflecting a decrease of 20.7 percent on a constant currency basis, mainly due to lower volumes of COVID-19 vaccinations and testing.

Excluding the impact of currency translation, the decrease in adjusted net earnings for the nine months ended May 31, 2023 was driven by lower volumes of COVID-19 vaccinations and testing, planned payroll and IT investments in the U.S. Retail Pharmacy segment, and growth investments in the U.S. Healthcare segment, partly offset by improved retail contributions in the U.S. Retail Pharmacy segment, and growth in the International segment.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2023 Form 10-Q	45

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Sales	$27,866	$26,695	$82,648	$82,394
Gross profit	5,327	5,499	17,038	18,332
Selling, general and administrative expenses	4,990	5,716	22,215	16,006
Equity earnings in AmerisourceBergen	58	127	187	330
Operating income (loss) (GAAP)	395	(90)	(4,990)	2,656
Adjusted operating income (Non-GAAP measure) [1]	962	966	3,134	4,243

Number of prescriptions [2]	199.9	201.5	608.5	622.8
30-day equivalent prescriptions [2,3]	304.7	304.3	914.3	918.1
Number of locations at period end	8,727	8,904	8,727	8,904

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Sales	4.4	(7.1)	0.3	(1.0)
Gross profit	(3.1)	(9.8)	(7.1)	5.2
Selling, general and administrative expenses	(12.7)	15.0	38.8	8.9
Operating income (loss) (GAAP)	NM	NM	NM	72.1
Adjusted operating income (Non-GAAP measure) [1]	(0.4)	(34.4)	(26.1)	12.0

Comparable sales [4]	7.0	1.8	4.6	6.3
Pharmacy sales	6.3	(9.7)	0.7	(4.0)
Comparable pharmacy sales [4]	9.8	2.0	6.5	5.3
Retail sales	(1.0)	1.0	(0.7)	8.4
Comparable retail sales [4]	(0.2)	1.4	0.0	8.8
Comparable number of prescription [2,4]	0.5	(5.3)	1.4	2.0
Comparable 30-day equivalent prescriptions [2,3,4]	1.6	(1.8)	0.6	2.9

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Gross margin	19.1	20.6	20.6	22.2
Selling, general and administrative expenses	17.9	21.4	26.9	19.4

WBA Q3 2023 Form 10-Q	46

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

Sales for the three months ended May 31, 2023 compared to three months ended May 31, 2022
Sales for the three months ended May 31, 2023 increased by 4.4 percent to $27.9 billion. Comparable sales increased by 7.0 percent for the three months ended May 31, 2023.

Pharmacy sales increased by 6.3 percent for the three months ended May 31, 2023 and represented 75.0 percent of the segment’s sales. For the three months ended May 31, 2022, pharmacy sales decreased 9.7 percent and represented 73.6 percent of the segment’s sales. Comparable pharmacy sales increased 9.8 percent for the three months ended May 31, 2023, benefiting from branded drug inflation, compared to an increase of 2.0 percent in the year-ago quarter. Comparable prescriptions filled in the quarter increased 1.6 percent, while comparable prescriptions excluding immunizations increased 2.8 percent. Total prescriptions filled in the quarter, including immunizations, adjusted to 30-day equivalents, increased 0.1 percent to 305 million. 0.8 million COVID-19 vaccinations were administered in the quarter compared to 4.7 million in the year-ago quarter.

Retail sales decreased by 1.0 percent for the three months ended May 31, 2023 and were 25.0 percent of the segment’s sales. In comparison, in the year-ago quarter, retail sales increased by 1.0 percent and comprised 26.4 percent of the segment’s sales. Comparable retail sales decreased 0.2 percent in the three months ended May 31, 2023 compared to an increase of 1.4 percent in the year-ago quarter. Excluding tobacco, comparable retail sales increased 0.2 percent, led by strong results in the grocery, household and beauty categories, partly offset by holiday seasonal weakness with discretionary spending pullback, and lower sales of COVID-19 over the counter (“OTC”) test kits.

Operating income for the three months ended May 31, 2023 compared to operating loss for the three months ended May 31, 2022
Gross profit was $5.3 billion for the three months ended May 31, 2023 compared to $5.5 billion in the year-ago quarter. Gross profit decreased 3.1 percent, primarily driven by lower volumes of COVID-19 vaccinations and testing.

Selling, general and administrative expenses as a percentage of sales were 17.9 percent for the three months ended May 31, 2023 and 21.4 percent for the three months ended May 31, 2022. Selling, general and administrative expenses decreased 12.7 percent to $5.0 billion, driven by a $683 million opioid-related settlement in the year ago quarter, cost savings from the Transformational Cost Management Program, incentive accruals, and benefits from our sale-leaseback program, partly offset by increased planned minimum wage and pharmacy labor investments.

Operating income for the three months ended May 31, 2023 was $395 million, including $58 million from the Company's share of equity earnings in AmerisourceBergen. This compared to $90 million of operating loss in the year-ago quarter, including income of $127 million from Company's share of equity earnings in AmerisourceBergen. The increase in operating income was driven by lower selling, general, and administrative expenses.

WBA Q3 2023 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2023 compared to three months ended May 31, 2022
Adjusted operating income for the three months ended May 31, 2023 decreased by 0.4 percent to $1.0 billion. The decrease was primarily driven by lower volumes of COVID-19 vaccinations and testing, continued reimbursement pressure, and increased labor investments.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2023 compared to nine months ended May 31, 2022
Sales for the nine months ended May 31, 2023 increased by 0.3 percent to $82.6 billion. Comparable sales increased by 4.6 percent for the nine months ended May 31, 2023.

Pharmacy sales increased by 0.7 percent for the nine months ended May 31, 2023 and represented 73.8 percent of the segment’s sales. Pharmacy sales were negatively impacted by a 4.3 percentage point headwind from AllianceRx Walgreens. For the nine months ended May 31, 2022, pharmacy sales decreased by 4.0 percent and represented 73.5 percent of the segment’s sales. Comparable pharmacy sales increased 6.5 percent for the nine months ended May 31, 2023, benefiting from branded drug inflation, compared to an increase of 5.3 percent in the year-ago period. Within comparable pharmacy sales, 30-day equivalent prescriptions filled during the nine months ended May 31, 2023 increased by 0.6 percent compared to the year-ago period.

Retail sales decreased by 0.7 percent for the nine months ended May 31, 2023 and were 26.2 percent of the segment’s sales. In comparison, in the year-ago period, retail sales increased by 8.4 percent and represented 26.5 percent of the segment’s sales. Comparable retail sales were flat in the nine months ended May 31, 2023 and 8.8 percent in the year-ago period. Comparable retail sales in the period was primarily driven by strong cough, cold, and flu sales, and strength in the beauty and personal care categories, benefiting from owned brand offerings, offset by lower sales of COVID-19 OTC test kits.

Operating loss for the nine months ended May 31, 2023 compared to operating income for the nine months ended May 31, 2022
Gross profit was $17.0 billion for the nine months ended May 31, 2023 compared to $18.3 billion in the year-ago period. Gross profit decreased 7.1 percent, primarily driven by lower volumes of COVID-19 vaccinations and testing and pharmacy reimbursement pressure, net of procurement savings, partly offset by improved retail gross profit driven by gross margin expansion and improved shrink.

Selling, general and administrative expenses as a percentage of sales were 26.9 percent for the nine months ended May 31, 2023 and 19.4 percent for the nine months ended May 31, 2022. The increase is primarily driven by the $6.8 billion pre-tax charge for opioid-related claims and litigation settlements, planned minimum wage and pharmacy labor investments, and incremental IT and digital investments, partly offset by cost savings from the Transformational Cost Management Program.

Operating loss for the nine months ended May 31, 2023 was $5.0 billion, including $187 million of operating income from the Company's share of equity earnings in AmerisourceBergen. This compared to $2.7 billion of operating income in the year-ago period, including $330 million from Company's share of equity earnings in AmerisourceBergen. The decrease was primarily driven by a $6.8 billion pre-tax charge for opioid-related claims and litigation settlements, and lower gross profit.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2023 compared to nine months ended May 31, 2022
Adjusted operating income for the nine months ended May 31, 2023 decreased by 26.1 percent to $3.1 billion. The decrease was primarily due to lower volumes of COVID-19 vaccinations and testing, continued reimbursement pressure and planned minimum wage and pharmacy labor investments, partly offset by improved retail gross profit driven by gross margin expansion.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2023 Form 10-Q	48

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Sales	$5,573	$5,305	$16,414	$16,686
Gross profit	1,173	1,095	3,421	3,508
Selling, general and administrative expenses	1,475	995	3,264	3,182
Operating (loss) income (GAAP)	(302)	100	156	326
Adjusted operating income (Non-GAAP measure) [1]	208	174	676	563

Number of locations at period end	3,969	4,021	3,969	4,021

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Sales	5.0	0.3	(1.6)	11.3
Gross profit	7.1	3.2	(2.5)	12.1
Selling, general and administrative expenses	48.2	(2.9)	2.6	7.9
Operating (loss) income (GAAP)	NM	177.1	(52.1)	80.6
Adjusted operating income (Non-GAAP measure) [1]	19.8	85.8	20.1	72.8

Comparable sales in constant currency [2]	10.7	12.6	9.1	12.7
Pharmacy sales	2.5	(5.9)	(6.5)	3.0
Comparable pharmacy sales in constant currency [2]	6.4	1.5	3.5	5.0
Retail sales	9.3	11.2	2.2	14.6
Comparable retail sales in constant currency [2]	13.1	20.1	12.2	17.6

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Gross margin	21.0	20.6	20.8	21.0
Selling, general and administrative expenses	26.5	18.8	19.9	19.1

WBA Q3 2023 Form 10-Q	49

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

Sales for the three months ended May 31, 2023 compared to three months ended May 31, 2022
Sales for the three months ended May 31, 2023 increased 5.0 percent to $5.6 billion. The adverse impact of currency translation on sales was 1.9 percentage points. Sales increased 6.9 percent on a constant currency basis, with Boots UK sales growing 10.2 percent, and Germany wholesale business growing 3.8 percent.

Pharmacy sales increased 2.5 percent in the three months ended May 31, 2023 and represented 16.6 percent of the segment’s sales. The adverse impact of currency translation on pharmacy sales was 2.3 percentage points. Comparable pharmacy sales in constant currency increased 6.4 percent compared to the year-ago quarter, driven by prescription drug inflation in the UK, Mexico and Chile.

Retail sales increased 9.3 percent for the three months ended May 31, 2023 and represented 31.7 percent of the segment’s sales. The adverse impact of currency translation on retail sales was 4.1 percentage points. Comparable retail sales in constant currency increased 13.1 percent driven by higher retail sales in the UK, with Boots UK growing market share for the ninth consecutive quarter. Footfall continued to improve, increasing 7 percent compared to the year-ago quarter.

Pharmaceutical wholesale sales represented 51.7 percent of the segment’s sales.

Operating loss for the three months ended May 31, 2023 compared to operating income for the three months ended May 31, 2022
Gross profit increased 7.1 percent for the three months ended May 31, 2023. Gross profit was adversely impacted by 3.1 percentage points, or $34 million, as a result of currency translation. Excluding the impact of currency translation, the increase was driven by growth across all International markets, led by strong retail sales in the UK.

Selling, general and administrative expenses in the quarter increased 48.2 percent from the year-ago quarter to $1.5 billion, including a favorable currency impact of 3.3 percentage points. Excluding the impact of currency translation, the increase was primarily driven by pharmacy license intangible assets impairment in the UK, lapping of sale-leaseback gains in the year-ago quarter, higher inflation and increased UK in-store activities.

Operating income decreased from $100 million in the year-ago quarter to a loss of $302 million. The decrease in operating income was primarily driven by UK pharmacy license intangible assets impairment.

Adjusted operating income (Non-GAAP measure) for the three months ended May 31, 2023 compared to three months ended May 31, 2022
Adjusted operating income for the three months ended May 31, 2023 increased 19.8 percent to $208 million. The increase in adjusted operating income was driven by growth in gross profit across all International markets, partially offset by increased selling, general and administration expenses, driven by lapping of sale-leaseback gains in the year-ago quarter, higher inflation and increased UK in-store activities.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2023 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Sales for the nine months ended May 31, 2023 compared to nine months ended May 31, 2022
Sales for the nine months ended May 31, 2023 decreased 1.6 percent to $16.4 billion. The adverse impact of currency translation on sales was 8.4 percentage points. Sales increased 6.8 percent on a constant currency basis, with Boots UK sales growing 8.4 percent, and Germany wholesale business growing 5.1 percent.

Pharmacy sales decreased 6.5 percent in the nine months ended May 31, 2023 and represented 16.4 percent of the segment’s sales. The adverse impact of currency translation on pharmacy sales was 7.9 percentage points. Comparable pharmacy sales in constant currency increased 3.5 percent compared to the year-ago quarter, driven by prescription drug inflation in the UK, Mexico and Chile, partly offset by lower demand for COVID-19 services.

Retail sales increased 2.2 percent for the nine months ended May 31, 2023 and represented 33.0 percent of the segment’s sales. The adverse impact of currency translation on retail sales was 10.2 percentage points. Comparable retail sales in constant currency increased 12.2 percent driven by higher retail sales in the UK, including market share gains, and the impact of the ongoing recovery in store footfall, especially in flagship, destination stores and travel locations, compared to pre-COVID-19 levels.

Pharmaceutical wholesale sales represented 50.6 percent of the segment’s sales.

Operating income for the nine months ended May 31, 2023 compared to nine months ended May 31, 2022
Gross profit decreased 2.5 percent for the nine months ended May 31, 2023. Gross profit was adversely impacted by 9.0 percentage points, or $315 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales in the UK, and solid execution in our Germany wholesale business. This was partially offset by lower demand for COVID-19 pharmacy services and the adverse gross margin impact of National Health Service (“NHS”) pharmacy funding in the UK.

Selling, general and administrative expenses for nine months ended May 31, 2023, increased 2.6 percent from the year-ago period to $3.3 billion, including a favorable currency impact of 8.9 percentage points. Excluding the impact of currency translation, the increase was primarily driven by the third quarter pharmacy license intangible assets impairment in the UK, increased in-store and marketing activity, higher inflation, and the lapping of temporary COVID-19 related benefits and sale-leaseback gains in the UK, in the year-ago period, partially offset by real estate gains and effective cost management in Germany and lower acquisition related costs, compared to the year-ago period.

Operating income for the nine months ended May 31, 2023 decreased 52.1 percent to $156 million. Operating income was adversely impacted by 9.9 percentage points, or $32 million, as a result of currency translation. Excluding the impact of currency translation, the decrease in operating income was driven by the third quarter pharmacy license intangible assets impairment in the UK, and lower demand for COVID-19 pharmacy services, the adverse gross margin impact of NHS pharmacy funding, and increased selling, general and administrative expenses, driven by increased in-store and marketing activity, higher inflation, and lapping of temporary COVID-19 related benefits and sale-leaseback gains in the UK, in the year-ago period. This was partially offset by a strong performance in UK retail sales, and execution in Germany, including real estate gains.

Adjusted operating income (Non-GAAP measure) for the nine months ended May 31, 2023 compared to nine months ended May 31, 2022
Adjusted operating income for the nine months ended May 31, 2023 increased 20.1 percent to $676 million. Adjusted operating income was adversely impacted by 6.8 percentage points, or $38 million, of currency translation. Excluding the impact of currency translation, the increase was driven by strong growth in UK retail sales and execution in Germany, including real estate gains, partially offset by lower demand for COVID-19 related services in the UK, the adverse gross margin impact of NHS pharmacy funding, and increased selling, general and administrative expenses, driven by increased in-store and marketing activity, higher inflation, and lapping of temporary COVID-19 benefits and sale-leaseback gains in the UK, in the year-ago period.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2023 Form 10-Q	51

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Sales	$1,975	$596	$4,597	$1,173
Gross profit	89	(21)	138	15
Selling, general and administrative expenses	611	213	1,569	505
Operating loss (GAAP)	(522)	(234)	(1,431)	(491)
Adjusted operating loss (Non-GAAP measure) [1]	(172)	(129)	(483)	(218)
Adjusted EBITDA (Non-GAAP measure) [1]	(113)	(106)	(346)	(178)

Number of payor/provider partnerships at period end	4	3	4	3
Number of locations with Walgreens Health Corners at period end	116	55	116	55
Number of VillageMD co-located clinics at period end	217	120	217	120
Number of VillageMD2/Summit/CityMD locations at period end	870	315	870	315

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

Sales for the three months ended May 31, 2023 compared to three months ended May 31, 2022
Sales for the three months ended May 31, 2023 were $2.0 billion, an increase of $1.4 billion compared to the year-ago quarter primarily due to the acquisition of Summit and CareCentrix, which were not included in the year-ago quarter. This is reflective of VillageMD sales of $1.5 billion inclusive of Summit which closed January 3, 2023, Shields sales of $115 million, and CareCentrix sales of $359 million. Sales for the three months ended May 31, 2022 were $596 million driven by VillageMD sales of $511 million and Shields sales of $86 million.

Operating loss for the three months ended May 31, 2023 compared to three months ended May 31, 2022
Gross profit for the three months ended May 31, 2023 was $89 million compared to a gross loss of $21 million in the year-ago quarter. Shields and CareCentrix positive gross profit contributions were partially offset by VillageMD clinic expansion, adding 93 VillageMD clinics compared to the year-ago quarter.

WBA Q3 2023 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Selling, general and administrative expenses were $611 million for the three months ended May 31, 2023 compared to $213 million for the three months ended May 31, 2022. The increase is primarily driven by the acquisitions of CareCentrix and Summit, which were not included in the year-ago quarter, costs related to the Transformational Cost Management Program, and amortization of acquired intangible assets.

Operating loss for the three months ended May 31, 2023 was $522 million, compared to $234 million in the year-ago quarter. The increase in operating loss was primarily driven by higher selling, general and administrative expenses driven by VillageMD clinic expansion and lower CityMD visit volume due to a weaker respiratory season, partly offset by positive contributions from Shields.

Adjusted operating loss (Non-GAAP measure) for the three months ended May 31, 2023 compared to three months ended May 31, 2022
Adjusted operating loss was $172 million for the three months ended May 31, 2023 compared to $129 million in the year-ago quarter. The increase in adjusted operating loss was mainly driven by VillageMD clinic expansion, higher investments in the organic business and lower CityMD visit volume due to a weaker respiratory season, partly offset by positive contributions from Shields.

Adjusted EBITDA for the three months ended May 31, 2023 compared to three months ended May 31, 2022
Adjusted EBITDA was a loss of $113 million, for three months ended May 31, 2023 compared to a loss of $106 million in the year-ago quarter, driven by VillageMD clinic expansion, higher investments in the organic business and lower CityMD visit volume due to a weaker respiratory season, partly offset by positive contributions from Shields.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2023 compared to nine months ended May 31, 2022
Sales for the nine months ended May 31, 2023 were $4.6 billion, an increase of $3.4 billion compared to the year-ago quarter primarily due to the acquisition of Summit and CareCentrix, which were not included in the year-ago quarter. This is reflective of VillageMD sales of $3.2 billion inclusive of Summit which closed January 3, 2023, Shields sales of $345 million, and CareCentrix sales of $1.1 billion. Sales for the nine months ended May 31, 2022 were $1.2 billion. This included VillageMD sales of $983 million reflecting ownership since the acquisition date of November 24, 2021 and Shields sales of $191 million reflecting ownership since the acquisition date of October 29, 2021.

Operating loss for the nine months ended May 31, 2023 compared to nine months ended May 31, 2022
Gross profit for the nine months ended May 31, 2023 was $138 million compared to $15 million for the nine months ended May 31, 2022. The increase was primarily driven by the acquisitions of CareCentrix and Summit, which were not included in the year-ago period and positive Shields contribution, partially offset by VillageMD expansion as VillageMD added 93 clinics compared to the year-ago period.

Selling, general and administrative expenses were $1.6 billion for the nine months ended May 31, 2023 compared to $505 million for the nine months ended months ended May 31, 2022. The increase is driven by the acquisitions of CareCentrix and Summit, which were not included in the year-ago period, costs related to the Transformational Cost Management Program, amortization of acquired intangible assets, and VillageMD clinic expansion.

Operating loss for the nine months ended May 31, 2023 was $1.4 billion, compared to a loss of $491 million in the year-ago period. The increase was primarily driven by higher selling, general, and administrative expenses.

Adjusted operating loss (Non-GAAP measure) for the nine months ended May 31, 2023 compared to nine months ended May 31, 2022
Adjusted operating loss was $483 million for the nine months ended May 31, 2023 compared to a loss of $218 million in the year-ago period. The current period represents a full nine months of VillageMD, Shields, and CareCentrix results compared to a partial period of VillageMD and Shields in the year-ago period. The increase in loss is mainly driven by VillageMD clinic expansion, higher investments in the organic business, and the acquisition of Summit which was not in the year-ago period. This was partly offset by positive contributions from Shields and CareCentrix.

WBA Q3 2023 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted EBITDA for the nine months ended May 31, 2023 compared to nine months ended May 31, 2022
Adjusted EBITDA was a loss of $346 million, for nine months ended May 31, 2023 compared to a loss of 178 million in the year-ago period. The lower adjusted EBITDA in the current period is mainly driven by VillageMD clinic expansion, higher investments in the organic business, and the acquisition of Summit which was not in the year-ago period. This was partly offset by positive contributions from Shields and CareCentrix.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the SEC rules, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures herein, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. See notes to the “Net earnings (loss) to Adjusted net earnings & Diluted net earnings (loss) per share to Adjusted diluted net earnings per share” and “Operating loss to Adjusted EBITDA for U.S. Healthcare segment” reconciliation tables for definitions of non-GAAP financial measures and related adjustments presented below.

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

WBA Q3 2023 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating income (loss) to Adjusted operating income (loss) by segments (in millions):

	Three months ended May 31, 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$395	$(302)	$(522)	$(48)	$(477)
Certain legal and regulatory accruals and settlements	268	—	—	—	268
Acquisition-related amortization	81	15	178	—	274
Transformational cost management	103	194	113	3	414
Impairment of intangible assets	—	299	—	—	299
Acquisition-related costs	3	2	59	6	70
Adjustments to equity earnings in AmerisourceBergen	61	—	—	—	61
LIFO provision	51	—	—	—	51
Adjusted operating income (loss) (Non-GAAP measure)	$962	$208	$(172)	$(39)	$959

	Three months ended May 31, 2022
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$(90)	$100	$(234)	$(95)	$(320)
Certain legal and regulatory accruals and settlements	734	—	—	—	734
Acquisition-related amortization	79	16	106	—	201
Transformational cost management	127	47	—	11	185
Adjustments to equity earnings in AmerisourceBergen	60	—	—	—	60
Acquisition-related costs	1	11	—	28	40
LIFO provision	55	—	—	—	55
Adjusted operating income (loss) (Non-GAAP measure)	$966	$174	$(129)	$(56)	$955

WBA Q3 2023 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine months ended May 31, 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating (loss) income (GAAP)	$(4,990)	$156	$(1,431)	$(167)	$(6,431)
Certain legal and regulatory accruals and settlements	7,249	—	—	—	7,249
Acquisition-related amortization	236	45	570	—	851
Transformational cost management	368	206	113	10	697
Impairment of intangible assets	—	299	—	—	299
Acquisition-related costs	4	(29)	265	18	257
Adjustments to equity earnings in AmerisourceBergen	178	—	—	—	178
LIFO provision	89	—	—	—	89
Adjusted operating income (loss) (Non-GAAP measure)	$3,134	$676	$(483)	$(139)	$3,188

	Nine months ended May 31, 2022
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$2,656	$326	$(491)	$(283)	$2,209
Certain legal and regulatory accruals and settlements	734	—	—	—	734
Acquisition-related amortization	317	50	249	—	616
Transformational cost management	319	114	—	25	458
Adjustments to equity earnings in AmerisourceBergen	155	—	—	—	155
Acquisition-related costs	(2)	73	24	60	155
LIFO provision	64	—	—	—	64
Adjusted operating income (loss) (Non-GAAP measure)	$4,243	$563	$(218)	$(198)	$4,389

WBA Q3 2023 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net earnings (loss) to Adjusted net earnings & Diluted net earnings (loss) per share to Adjusted diluted net earnings per share (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	$118	$289	$(2,900)	$4,752

Adjustments to operating (loss) income:
Certain legal and regulatory accruals and settlements [1]	268	734	7,249	734
Acquisition-related amortization [2]	274	201	851	616
Transformational cost management [3]	414	185	697	458
Impairment of intangible assets [4]	299	—	299	—
Acquisition-related costs [5]	70	40	257	155
Adjustments to equity earnings in AmerisourceBergen [6]	61	60	178	155
LIFO provision [7]	51	55	89	64
Total adjustments to operating (loss) income	1,436	1,275	9,620	2,181

Adjustments to other income, net:
Gain on sale of equity method investments [8]	(179)	(421)	(1,692)	(421)
Gains on investments, net [9]	(76)	—	(76)	(2,576)
Impairment of equity method investment and investments in debt and equity securities [10]	—	—	—	190
Adjustment to gain on disposal of discontinued operations [11]	—	—	—	38
Loss on certain non-hedging derivatives [12]	26	—	26	1
Total adjustments to other income, net	(229)	(421)	(1,742)	(2,768)

Adjustments to interest expense, net:
Early debt extinguishment [13]	—	4	—	4
Total adjustments to interest expense, net	—	4	—	4

Adjustments to income tax (benefit) provision:
Equity method non-cash tax [14]	10	25	33	55
Tax impact of adjustments [14]	(408)	(331)	(1,968)	(466)
Total adjustments to income tax (benefit) provision	(397)	(306)	(1,935)	(411)

Adjustments to post-tax earnings from other equity method investments:
Adjustments to earnings from other equity method investments [15]	9	24	31	49
Total adjustments to post-tax earnings from other equity method investments	9	24	31	49

Adjustments to net loss attributable to non-controlling interests:
Transformational cost management [3]	—	—	—	(1)
Early debt extinguishment [13]	—	(1)	—	(1)
Acquisition-related costs [5]	(16)	2	(71)	(18)
Acquisition-related amortization [2]	(61)	(31)	(139)	(119)
Total adjustments to net loss attributable to non-controlling interests	(77)	(31)	(210)	(140)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$860	$834	$2,864	$3,667

WBA Q3 2023 Form 10-Q	57

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Diluted net earnings (loss) per common share (GAAP) [16]	$0.14	$0.33	$(3.36)	$5.49
Adjustments to operating (loss) income	1.66	1.47	11.14	2.52
Adjustments to other income, net	(0.27)	(0.49)	(2.02)	(3.20)
Adjustments to interest expense, net	—	0.01	—	0.01
Adjustments to income tax (benefit) provision	(0.46)	(0.35)	(2.24)	(0.47)
Adjustments to post-tax earnings from other equity method investments	0.01	0.03	0.04	0.06
Adjustments to net loss attributable to non-controlling interests	(0.09)	(0.04)	(0.24)	(0.16)
Adjusted diluted net earnings per common share (Non-GAAP measure) [17]	$1.00	$0.96	$3.32	$4.23

Weighted average common shares outstanding, diluted (in millions) [17]	863.8	865.3	863.8	866.0

Operating loss to Adjusted EBITDA for the U.S. Healthcare segment (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2023	2022	2023	2022
Operating loss (GAAP) [18]	$(522)	$(234)	$(1,431)	$(491)
Acquisition-related amortization [2]	178	106	570	249
Acquisition-related costs [5]	59	—	265	24
Transformational cost management [3]	113	—	113	—
Adjusted operating loss (Non-GAAP measure)	(172)	(129)	(483)	(218)
Depreciation expense	43	9	92	23
Stock-based compensation expense [19]	16	13	45	17
Adjusted EBITDA (Non-GAAP measure)	$(113)	$(106)	$(346)	$(178)

1	Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings, including legal defense costs. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Selling, general and administrative expenses. During the three and nine months ended May 31, 2023, the Company recorded charges related to the previously announced opioid litigation settlement frameworks and certain other legal matters.
2	Acquisition-related amortization includes amortization of acquisition-related intangible assets, inventory valuation adjustments and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, trade names, trademarks, developed technology and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within Selling, general and administrative expenses. The stock-based compensation fair valuation adjustment reflects the difference between the fair value based remeasurement of awards under purchase accounting and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.
3	Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within Selling, general and administrative expenses. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
4	Impairment of intangible assets do not relate to the ordinary course of the Company’s business. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Selling, general and administrative expenses. During the three months ended May 31, 2023, the Company recognized a $431 million impairment of pharmacy license intangible assets in Boots UK of which $132 million was attributed to additional store closures recognized as part of the Transformational Cost Management Program.

WBA Q3 2023 Form 10-Q	58

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

5	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities. These costs include charges incurred related to certain mergers, acquisition and divestitures related activities recorded in operating income, for example, costs related to integration efforts for merger, acquisition and divestitures activities. Examples of such costs include deal costs, severance, stock compensation and employee transaction success bonuses. These charges are primarily recorded within Selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.
6	Adjustments to equity earnings in AmerisourceBergen consist of the Company’s proportionate share of non-GAAP adjustments reported by AmerisourceBergen consistent with the Company’s non-GAAP measures.
7	The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the U.S. Retail Pharmacy segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
8	Includes significant gains on the sale of equity method investments. During the three and nine months ended May 31, 2023, the Company recorded a gain of $179 million and $1.6 billion, respectively, in Other income, net, due to a partial sale of its equity method investment in AmerisourceBergen and Option Care Health. During the three months ended May 31, 2022, the Company recorded a gain of $424 million in Other income, net due to a partial sale of its equity method investment in AmerisourceBergen.
9	Includes significant gains resulting from the change in classification of investments as well as the fair value adjustments recorded to Other income, net. During the three months ended May 31, 2023, the Company recorded pre-tax gains of $76 million related to the change in classification of its previously held equity method investment in Option Care Health to an investment in equity security held at fair value. During the three months ended November 30, 2021, the Company recorded pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively, related to the change in classification of previously held minority equity interests and debt securities to fair value on business combinations. These gains were recorded in Other income, net.
10	Impairment of equity method investment and investments in debt and equity securities includes impairment of certain investments. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business and it does not incur such charges on a predictable basis. Exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Other income, net.
11	During the three months ended February 28, 2022, the Company finalized the working capital adjustments with AmerisourceBergen related to the sale of the Alliance Healthcare business, resulting in a $38 million charge recorded to Other income, net in the Consolidated Condensed Statement of Earnings.
12	Includes fair value gains or losses on the variable prepaid forward derivatives and certain derivative instruments used as economic hedges of the Company's net investments in foreign subsidiaries. These charges are recorded within Other income, net. The Company does not believe the volatility related to the mark-to-market adjustments on the underlying derivative instruments reflects the Company’s operational performance.
13	During the three months ended May 31, 2022, the Company incurred a $4 million loss in connection with the early extinguishment of debt related to the integration of Shields. The Company excludes these charges as related activities do not reflect the Company’s ongoing financial performance.
14	Adjustments to income tax (benefit) provision include adjustments to the GAAP basis tax (benefit) provision commensurate with non-GAAP adjustments and certain discrete tax items including U.S. and UK tax law changes and equity method non-cash tax. These charges are recorded within income tax (benefit) provision.
15	Adjustments to post-tax earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded within post-tax earnings from other equity method investments. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.
16	Due to the anti-dilutive effect resulting from the reported net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the calculation of weighted-average common shares outstanding for diluted EPS for the nine months ended May 31, 2023.
17	Includes impact of potentially dilutive securities in the calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes.
18	The Company reconciles Adjusted EBITDA for the U.S. Healthcare segment to Operating loss as the closest GAAP measure for the segment profitability. The Company does not measure Net earnings attributable to Walgreens Boots Alliance, Inc. for its segments.
19	Includes GAAP stock-based compensation expense excluding expenses related to acquisition-related amortization and acquisition-related costs.

WBA Q3 2023 Form 10-Q	59

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Company considers certain metrics presented in this report, such as comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions, and comparable 30-day equivalent prescriptions, number of payor/ provider partnerships at period end, number of locations with Walgreens Health Corners at period end, number of co-located VillageMD clinics at period end and number of total VillageMD/Summit/CityMD locations at period end, to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures, which are described in more detail in this report, may not be comparable to similarly-titled performance indicators used by other companies.

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

The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. Additionally, the Company's cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by COVID-19 and current market volatility and instability. For further information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see Item 1A, Risk factors in the 2022 10-K.

The Company expects to fund its working capital needs, capital expenditures, dividend payments and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements, debt offerings, sale of marketable securities and current cash and investment balances. As of May 31, 2023, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.9 billion, with no funds drawn under these facilities. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds to meet the Company's needs for at least the next 12 months. See Item 3. Quantitative and qualitative disclosure about market risk, below for a discussion of certain financing and market risks.

Cash, cash equivalents, marketable securities and restricted cash were $1.1 billion (including $179 million in non-U.S. jurisdictions) and $2.6 billion (including $188 million in non-U.S. jurisdictions) as of May 31, 2023 and August 31, 2022, respectively. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

As of May 31, 2023, the Company has recorded a $7.4 billion liability to resolve a substantial majority of opioid-related claims and litigation settlements and is expected to make payments for remediation and legal fees over the next 15 years. See Note 10. Commitments and contingencies to the Consolidated Condensed Financial Statements for further information.

On June 8, 2023, the Company sold the remaining 10.8 million shares of Option Care Health for a total consideration of approximately $330 million.

On June 15, 2023, the Company entered into VPF transactions (“June 2023 VPF transactions”) with third-party financial institutions and received an upfront prepayment of $325 million related to the forward sale of up to 2.2 million shares of AmerisourceBergen common stock and sold approximately 0.3 million shares of AmerisourceBergen common stock for total consideration of approximately $50 million.

At May 31, 2023, the Company had no guarantees outstanding and letters of credit issued were not material. See Note 7. Debt, to the Consolidated Condensed Financial Statements for further information on the Company’s debt instruments and its recent financing actions.

WBA Q3 2023 Form 10-Q	60

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Cash provided by operations, incurrence of debt and our investments are the principal sources of funds for expansion, investments, acquisitions, remodeling programs, dividends to stockholders and stock repurchases.

Cash flows from operating activities
Net cash provided by operating activities for the nine months ended May 31, 2023 was $1.2 billion, compared to $3.8 billion in the year-ago period.

The decrease in cash provided by operating activities is primarily driven by lower earnings due to lapping of higher COVID-19 vaccination and testing volumes in the year-ago period and changes in net working capital. Changes in net working capital are primarily driven by lower cash inflows from accounts receivable and payables partially offset by lower cash outflows from inventory. Changes in accounts receivable, inventories and payables are mainly driven by timing.

Cash flows from investing activities
Net cash used for investing activities was $3.2 billion for the nine months ended May 31, 2023 compared to $1.3 billion for the year-ago period.

Net cash used for investing activities for the nine months ended May 31, 2023 includes the Summit business acquisition, net of cash acquired of $6.7 billion, partially offset by cash proceeds of $3.5 billion related to the Company's sale of AmerisourceBergen and Option Care common stock and cash proceeds of $1.5 billion from sale-leaseback transactions.

Net cash used for investing activities for the nine months ended May 31, 2022 includes business acquisitions, net of cash acquired for VillageMD and Shields of $0.8 billion and $0.9 billion, respectively, partially offset by $0.9 billion of proceeds related to the Company's sale of AmerisourceBergen common stock and cash proceeds of $0.8 billion from sale-leaseback transactions.

See Note 2. Acquisitions and other investments and Note 5. Equity method investments, to the Consolidated Condensed Financial Statements for further information.

Capital Expenditure
Capital expenditure includes information technology projects and other growth initiatives. Additions to property, plant and equipment was as follows (in millions):

	Nine months ended May 31,
	2023	2022
U.S. Retail Pharmacy	$1,138	$865
International	214	219
U.S. Healthcare	281	156
Total additions to property, plant and equipment	$1,633	$1,241
The increase in capital expenditures was primarily driven by maintenance and growth capital projects, including growth initiatives in U.S. Healthcare segment and VillageMD clinic expansion.

Cash flows from financing activities
Net cash provided by financing activities for the nine months ended May 31, 2023 was $0.6 billion compared to net cash provided by financing activities of $0.8 billion in the year-ago period.

In the nine months ended May 31, 2023, the Company received $2.7 billion in proceeds from the issuance of preferred units in VillageMD to Cigna as part of the Summit acquisition and subsequent exercise of tranche rights.

In the nine months ended May 31, 2023, there were $5.4 billion in proceeds from debt, primarily from issuance of commercial paper and credit facilities, compared to $11.9 billion in proceeds from debt, primarily from revolving credit facilities, commercial paper and the issuance of notes, in the year-ago period.

In the nine months ended May 31, 2023 there were $5.2 billion in debt payments, compared to $7.4 billion of payments in the year-ago period. Debt payment primarily relates to credit facilities and commercial paper. See Note 7. Debt, to the Consolidated Condensed Financial Statements for further information.

WBA Q3 2023 Form 10-Q	61

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

In the nine months ended May 31, 2023, the Company paid $1.3 billion to acquire the non-controlling interests in Shields and CareCentrix, compared to $2.1 billion of payments in the year-ago period to acquire non-controlling interests, primarily related to VillageMD. See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

In the nine months ended May 31, 2023, the Company entered into VPF transactions (“May 2023 VPF transactions”) with third-party financial institutions and received an upfront prepayment of $0.6 billion related to the forward sale of up to 4.6 million shares of AmerisourceBergen common stock. See Note 8. Financial instruments, to the Consolidated Condensed Financial Statements for further information.

The Company paid cash dividends of $1.2 billion and $1.3 billion in the nine months ended May 31, 2023 and 2022, respectively.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of May 31, 2023. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

Debt covenants
Each of the Company’s credit facilities described in Note 7. Debt, to the Consolidated Condensed Financial Statements, contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of May 31, 2023, the Company was in compliance with all such applicable covenants.

Credit ratings
As of June 26, 2023, the credit ratings of Walgreens Boots Alliance were:

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

WBA Q3 2023 Form 10-Q	62

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, any statements regarding the Company's future operations, financial or operating results, capital allocation, anticipated debt levels and ratios, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “transform,” “accelerate,” “model,” “long-term,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” “preliminary” and variations of such words and similar expressions are intended to identify such forward-looking statements.

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

WBA Q3 2023 Form 10-Q	63

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

In March 2021, the UK Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will cease publication of LIBOR by June 2023. As a result of the cessation of LIBOR, any credit agreements that currently reference LIBOR will adopt the Secured Overnight Financing Rate (“SOFR”) as the applicable benchmark.

Information regarding the Company's transactions and financial instruments are set forth in Note 8. Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. As of May 31, 2023, the Company had $4.0 billion of debt obligations at floating interest rates.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of May 31, 2023, by approximately $46 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in AmerisourceBergen common stock price may have a significant impact on the fair value of the equity investment in AmerisourceBergen and the related variable prepaid forward derivative contracts described in Note 5. Equity method investments and Note 8. Financial instruments to the Consolidated Condensed Financial Statements.

WBA Q3 2023 Form 10-Q	64

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Item 4. Controls and procedures

Evaluation of disclosure controls and procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). During the three months ended February 28, 2023, the Company completed the acquisition of a majority equity interest in Summit. The Company accounted for this acquisition as a business combination resulting in consolidation within the U.S. Healthcare segment. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired businesses. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2023.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended May 31, 2023 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q3 2023 Form 10-Q	65

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

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended May 31, 2023 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or program [1]
03/01/23 - 03/31/23	—	$—	—	$2,003,419,960
04/01/23 - 04/30/23	—	—	—	2,003,419,960
05/01/23 - 05/31/23	—	—	—	2,003,419,960
	—		—	$2,003,419,960
1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 5. Other information
None.

WBA Q3 2023 Form 10-Q	66

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 31, 2023.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2023 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement.

** Certain schedules and exhibits to this agreement have been omitted pursuant to Items 601(a)(5) of Regulation S-K, and Walgreens Boots Alliance, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

WBA Q3 2023 Form 10-Q	67

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: June 27, 2023	/s/ James Kehoe
James Kehoe
Executive Vice President and Global Chief Financial Officer
Principal Financial Officer

Dated: June 27, 2023	/s/ Manmohan Mahajan
Manmohan Mahajan
Senior Vice President, Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q3 2023 Form 10-Q	68