Form 10-K
period 2023-08-31
Walgreens Boots Alliance, Inc.
filed 2023-10-12
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2023

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐           No ☑

As of February 28, 2023, the aggregate market value of Walgreens Boots Alliance, Inc. common stock held by non-affiliates (based on the closing transaction price on Tuesday, February 28, 2023) was approximately $25.4 billion. As of September 29, 2023, there were 863,914,593 shares of Walgreens Boots Alliance, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended August 31, 2023 are incorporated by reference into Part III of this Form 10-K as indicated herein.

WBA Fiscal 2023 Form 10-K

Walgreens Boots Alliance, Inc.
Annual Report on Form 10-K

References in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to “fiscal 2023”, “fiscal 2022”, and “fiscal 2021” refer to our fiscal years ended August 31, 2023, August 31, 2022, and August 31, 2021, respectively.

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
WBA Fiscal 2023 Form 10-K

PART I
Item 1. Business

Overview
Walgreens Boots Alliance, Inc., a Delaware corporation incorporated in 2014 (“Walgreens Boots Alliance” or the “Company”), is an integrated healthcare, pharmacy and retail leader with a 170-year heritage of caring for customers and patients. Walgreens Boots Alliance is the successor of Walgreen Co., an Illinois corporation, which was formed in 1909. Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015. Our common stock trades on the Nasdaq Stock Market under the symbol “WBA”.

Walgreens Boots Alliance is one of the largest retail pharmacy, health and daily living destinations across the United States (“U.S.”) and Europe with sales of $139.1 billion in fiscal 2023. Walgreens Boots Alliance has a presence in 9 countries and employs more than 331,000 people. In addition, Walgreens Boots Alliance is also one of the world’s largest purchasers of prescription drugs and many other health and well-being products. The Company’s size, scale and expertise are instrumental in helping expand the supply of, and helping to address the rising cost of prescription drugs in the U.S. and worldwide.

A trusted, global innovator in retail pharmacy with approximately 13,000 locations across the U.S., Europe and Latin America, Walgreens Boots Alliance plays a critical role in the healthcare ecosystem. The Company is reimagining local healthcare and well-being for all as part of its purpose – to create more joyful lives through better health. By dispensing medicines, improving access to a wide range of health services, providing high quality health and beauty products and offering anytime, anywhere convenience across its digital platforms, the Company is shaping the future of healthcare in the thousands of communities it serves. Walgreens Boots Alliance is going beyond pharmacy to coordinate with health plans and health systems, as well as with providers to engage patients in underserved communities to help improve the quality of care and outcomes, while also lowering overall costs. The Company offers a connected healthcare experience that can help drive better outcomes within communities, as it continues to accelerate the shift to value-based care, which prioritizes quality of patient care over quantity of services provided. The Company's deepened focus on healthcare includes expanding services across primary, multi-specialty and urgent care providers serving patients in traditional clinic settings, in patients’ homes and virtual platforms.

The Company provides customers with convenient, omni-channel access through its portfolio of retail and business brands, which includes retail drugstores Walgreens, Boots, Duane Reade, Benavides and Ahumada as well its product brands such as No7, Soap & Glory, Free & Pure, NICE!, Liz Earle, Botanics, Sleek MakeUP and YourGoodSkin. The Company's health and beauty product brands are enhanced by its in-house product research and development capabilities.

As part of its commitment to Environmental, Social and Governance (“ESG”) progress, the Company is proud of its health-centered sustainability strategy that focuses on healthy communities, a healthy planet, a healthy and inclusive workplace and a sustainable marketplace. Walgreens Boots Alliance is a participant in the United Nations Global Compact and adheres to its principles-based approach to responsible business. The Company has been recognized as an industry leader in several areas, including being named Disability:IN’s Employer of the Year for 2023 and for its commitment to operating sustainably the Company was named to the Dow Jones Sustainability Indices (“DJSI”) North American Index in 2022, for the third consecutive year.

Industry overview

Retail pharmacy

The retail pharmacy industry is highly competitive and dynamic with approximately 40,000 retail locations throughout the U.S. Pharmacists nationwide have been playing an increasingly important role in healthcare delivery over recent years and retail locations provide the much-needed access for a range of critical pharmacy and healthcare services, such as vaccinations and testing services. It is estimated that nearly 90 percent of the U.S. population lives within five miles of a retail pharmacy.

Prescription drugs play a significant role in healthcare and constitute a first line of treatment for many chronic and acute medical conditions. The Company believes the long-term outlook for prescription drug utilization is strong due, in part, to a number of factors, including aging populations, higher prevalence of chronic disease, increases in availability of generic drugs, and the continued development of cost-effective innovative drug therapies. Further, in the U.S., some form of insurance coverage for individuals for prescription drugs is expanding, including for the “baby boomers”, who are becoming increasingly eligible for federally funded Medicare Part D prescription benefits.

WBA Fiscal 2023 Form 10-K	1

The retail pharmacy industry across the globe relies significantly on private and governmental third-party payors. Many private organizations throughout the healthcare industry, including pharmacy benefit managers (“PBMs”) and health insurance companies, have consolidated over recent years to create larger healthcare entities with greater bargaining power. Third-party payors, including the Medicare Part D plans and state-sponsored Medicaid and related managed care Medicaid agencies in the U.S., have the ability to change eligibility requirements and/or reduce certain reimbursement rates. In addition, in many European countries, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility and reimbursement levels to help control costs for the government-sponsored healthcare system. Changes in law or regulation can also impact reimbursement rates and terms. As an example, the Patient Protection and Affordable Care Act (the “ACA”) was enacted to help control federal healthcare spending, including for prescription drugs, in the U.S. These changes generally have been aimed at reducing Medicaid reimbursements in the U.S. State Medicaid programs are also expected to continue to seek reductions in reimbursements. In addition, the Inflation Reduction Act of 2022 (“IRA”), which began to take effect in 2023, includes policies designed to have a direct impact on drug prices and reduce drug spending by the federal government. The IRA requires drug manufacturers to pay rebates to Medicare if they increase prices faster than the inflation rate for drugs prescribed for Medicare beneficiaries. The mechanics of the rebate calculation mimic those of the Medicaid rebate, but the expansion of inflation-based rebates may further complicate pricing strategies, particularly with the availability of our new medications. When third-party payors or governmental authorities take actions that restrict eligibility or reduce prices or reimbursement rates, sales and margins in the retail pharmacy industry could be reduced, which would adversely affect industry profitability. In some cases, these possible adverse effects may be partially or entirely offset by controlling inventory costs and other expenses, dispensing more higher margin generics, finding new revenue streams through pharmacy services or other offerings and/or dispensing a greater volume of prescriptions.

These industry dynamics and challenges have been ongoing and some have intensified in recent years. The Company has always had a continuous focus on driving operational efficiencies and cost reduction. Generic prescription drugs have continued to help lower overall costs for customers and third-party payors. The Company expects the utilization of generic pharmaceuticals to continue to increase and industry data shows that generic drugs and biosimilars represent approximately 90% of all prescriptions filled. In general, in the U.S., generic versions of drugs generate lower sales dollars per prescription, but higher gross profit dollars as compared with patent-protected brand name drugs. The impact on retail pharmacy gross profit dollars can be significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can vary and the timing of generic conversions can be difficult to predict, which can have a significant impact on retail pharmacy sales and gross profits. In general, in the U.S., the specialty prescription business is also growing and generates higher sales dollars per prescription, but lower gross margin, as compared to generic prescription drugs.

The Company expects that market demand, government regulation, third-party reimbursement policies, government contracting requirements and other pressures will continue to evolve across the industries in which the Company competes. Pharmacists are on the frontlines of the healthcare delivery system and playing a greater role as part of patients’ care teams than ever before. The Company believes rising healthcare costs and the need for greater care coordination with primary care and other providers present opportunities for pharmacists and retail pharmacies to play an even greater role in driving positive outcomes for patients and payors through expanded service offerings and access.

Healthcare services

Transformation in healthcare services has accelerated following the COVID-19 pandemic. One critical catalyst for this change are the new ways that patients seek and access care and the increasing value they place on their overall healthcare experience. Across the industry, many patients and caregivers are forced to navigate a fractured, complex healthcare system, facing barriers to access and care coordination that can lead to higher costs and poorer health outcomes. There is a growing demand for convenient, accessible and affordable care, while many provider groups face staff shortages and a backlog of patients with unmet healthcare needs. Consequently, many patients feel frustrated with long wait times to see healthcare providers and struggle to navigate the complex system. Others opt to delay seeking care until necessary or critical, resulting in more severe health issues that can require more costly interventions and services later. The ability to influence and impact patients early in the healthcare value chain attracts providers and payors seeking new models to improve their clinical and financial performance.

WBA Fiscal 2023 Form 10-K	2

The Company's U.S. Healthcare segment is a consumer-centric, technology enabled healthcare business that is powered by a nationally scaled, locally delivered healthcare platform, organically developed clinical programs and strategic collaboration with WBA's majority-owned businesses, including Village Practice Management Company, LLC (“VillageMD”), Shields Health Solutions Parent, LLC (“Shields”) and CCX Next, LLC (“CareCentrix”). The Company is working to build a personalized, omni-channel experience across a world-class healthcare services organization, investing in primary care and the post-acute care management journey. The U.S. Healthcare segment endeavors to improve health outcomes and expand digital-forward services to make healthcare more accessible. This includes building a differentiated value-based care delivery model that successfully integrates pharmacy and medical care for a value-based care market that is expected to increase significantly by 2027. The Company’s portfolio of assets is well suited to meet the demands of a healthcare market that is quickly moving from fee for service to value-based.

The Company is well positioned to leverage its core assets and competencies in pharmacy, retail and consumer engagement, along with a range of best-in-class healthcare assets and portfolio investments. This represents a growth opportunity to capitalize on by partnering with providers and health systems transitioning into value-based care payment models, enabling improved care delivery and augmenting existing care teams with integrated pharmacy and wrap-around services. Additionally, payors who are looking to differentiate their benefit design and performance through enhanced network access, lower cost services and innovative programs that enhance clinical quality stand to benefit.

See Note 17. Segment reporting to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

Recent Developments
The information set forth in Part II, Item 7 of this Form 10-K under the caption “Recent Developments” is incorporated herein by reference.

Segments
The Company's operations are conducted through three reportable segments:
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

In fiscal 2022, the Company changed the name of two reportable segments to better align with the Company’s business activities, structure and strategy. The “United States” segment was renamed to “U.S. Retail Pharmacy” and the “Walgreens Health” segment was renamed to “U.S. Healthcare”. The segment name changes did not result in any change to the composition of the segments and therefore no change to the historical results of segment operations. The information for these segments for all periods included in these consolidated financial statements has been presented using the new names.

In fiscal 2023, our segment sales were: U.S. Retail Pharmacy $110.3 billion, International $22.2 billion and U.S. Healthcare $6.6 billion. Additional information relating to our segments is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, and in Note 17. Segment reporting and Note 18. Sales to the Consolidated Financial Statements included in Part II, Item 8.

U.S. Retail Pharmacy
The Company's U.S. Retail Pharmacy segment includes the Walgreens business which is comprised of the operations of retail drugstores, health and wellness services, specialty and home delivery pharmacy services, and its equity method investment in Cencora, Inc. (“Cencora”), formerly known as AmerisourceBergen Corporation.

Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise. The U.S. Retail Pharmacy segment (excluding equity method investments) has pharmacy-led health and beauty retail offerings in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company operated 8,701 retail stores in the segment as of August 31, 2023. The principal retail pharmacy brands in the segment are Walgreens and Duane Reade. The Company is a market leader in the U.S. and, as of August 31, 2023, approximately 78% of the population of the U.S. lived within five miles of a Walgreens or Duane Reade retail pharmacy.

WBA Fiscal 2023 Form 10-K	3

The Company is focused on creating a neighborhood health destination and a more modern pharmacy aligned to a wider range of healthcare services. Significant investments have accelerated the Company's customer-centric approach, with specific focus on transforming omni-channel capabilities and offerings across retail and healthcare. The Company’s services help improve health outcomes for patients and manage costs for payors, including employers, managed care organizations, health systems, PBMs and the public sector. The Company utilizes its retail network as a channel to provide health and wellness services to its customers and patients, as illustrated by the Company’s ability to play a significant role in providing vaccinations. Additionally, through our key collaborations, we aim to develop new healthcare delivery models and to improve the speed, efficiency and safety of the prescription fulfillment process. We have taken further steps to develop our neighborhood health destinations, to provide an integrated primary care and pharmacy model that aims to drive better health outcomes, reduce costs and provide a differentiated patient experience to the communities we serve.

The Company also provides specialty pharmacy and mail services and offers certain other health and wellness services throughout the U.S. The Company employs more than 85,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

The segment provides customers with convenient, omni-channel access to consumer goods and services, including own branded general merchandise, such as NICE!, Free & Pure, No7, and Soap & Glory, as well as pharmacy and health and wellness services in communities across the U.S. Integrated with the Company’s e-commerce platform, the Walgreens mobile application allows customers to refill prescriptions through scan technology, receive notifications when a refill is due and choose their delivery option, which includes in-store pick up, drive-through or delivery to their home.

The myWalgreens customer loyalty program provides an interface for customers to access the Company's enhanced and growing digital offering. The program allows members to receive discounts, in addition to earning Walgreens Cash rewards on storewide purchases. The cash benefit is applied as the customer chooses, not just to future transactions at Walgreens but also in support of the customer's favorite charity or community cause. The number of myWalgreens members continues to grow and as of August 31, 2023, totaled approximately 113 million.

The Walgreens Find Care platform also includes telehealth service providers, connecting patients and customers with options to access convenient and affordable care from their mobile devices. Additionally, the Company has expanded the retail functionality of its mobile application, such as extending drive-through service to include retail products, curbside collection for online orders and same day offerings including pick up orders within 30 minutes. The segment is also implementing new approaches to promotions, product selection and other areas to deliver greater value to its customers in its stores.

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

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Pharmacy	74%	74%	76%
Retail	26%	26%	24%
Total	100%	100%	100%

The Company filled 801 million prescriptions (including vaccinations) in the segment in fiscal 2023. Adjusted to 30-day equivalents, prescriptions filled were 1.2 billion in fiscal 2023. The Company fills prescriptions under Medicare, Medicaid and other publicly financed or sponsored health benefit and prescription drug plans and programs, including the federal 340B drug pricing program. Sales where reimbursement is received from managed care organizations, governmental agencies, PBMs and private insurance were approximately 97% of the segment’s fiscal 2023 Pharmacy sales.

The Company fills prescriptions for many state and federal governmental health care programs, including Medicare Part D plans and Medicaid public assistance programs contributing to approximately 23% and 6%, respectively, of the segment’s fiscal 2023 sales.

The Company's myWalgreens Credit Card program features the myWalgreens Mastercard and the myWalgreens Credit Card. These cards are the first ever of their kind to reward more personalized wellbeing choices and offer industry-leading rewards at Walgreens locations, Walgreens.com, Duane Reade stores, via the Walgreens mobile app, and wherever Mastercard is accepted.

WBA Fiscal 2023 Form 10-K	4

Cencora supplies and distributes substantially all generic and branded pharmaceutical products to the segment’s pharmacies. The Company purchases its non-pharmaceutical merchandise from numerous manufacturers and wholesalers.

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

The Company’s pharmacy business is subject to ongoing prescription reimbursement pressure, a shift in the fulfillment of prescriptions every thirty days towards 90-day at retail, an increased volume of Medicare Part D prescriptions and increased consumer use of prescription discount cards. Further consolidation among generic manufacturers coupled with changes in the number of major brand name drugs anticipated to undergo a conversion from branded to generic status may also result in gross margin pressures within the industry.

The Company continuously faces reimbursement pressure from PBMs, government, health maintenance organizations, managed care organizations and other commercial third-party payors. Agreements with these payors are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and the Company’s reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. The Company experienced lower reimbursement rates in fiscal 2023 as compared to the same period in the prior year. The Company expects these pressures to continue.

The Company has also worked to develop and expand its relationships with commercial third-party payors to enable new and/or improved market access via participation in pharmacy provider networks they offer. The prescription volume impact of new agreements and relationships typically is incremental over time.

The Company’s 90-day at retail prescription drug offering is typically at a lower margin than comparable 30-day prescriptions, but provides the Company with the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription. Similarly, the specialty prescription business, which generates higher sales dollars per prescription, may result in gross margin pressures within the industry, as compared to generic prescription drugs. The segment’s performance is also impacted by the current environment, including adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions and pandemics like COVID-19. For more information, see Risk factors in Item 1A.

International
The International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and the pharmaceutical wholesaling and distribution business in Germany.

Pharmacy-led health and beauty retail businesses include Boots branded stores in the United Kingdom (“UK”), the Republic of Ireland and Thailand, the Benavides brand in Mexico and the Ahumada brand in Chile. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products. The Company operated 3,960 retail stores in the segment as of August 31, 2023 (see Item 2. Properties, for information regarding geographic coverage) and has grown its omni-channel platform, including its online presence, in recent years. In the UK, the Company is a market leader and its retail stores are conveniently located with pharmacists well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities the Company serves.

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

The Company’s retail store networks are typically complemented by online platforms. In the UK, through the boots.com website and integrated mobile application, the ‘click and collect’ service normally allows customers to order from a range of over 41,000 products online and collect the following day from approximately 75% of the UK’s retail stores.

WBA Fiscal 2023 Form 10-K	5

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of August 31, 2023, the number of active Boots Advantage Card members (members who have used their card in the last six months) totaled approximately 14 million.

In addition, Boots in the UK is one of the leaders in the optical market with 543 practices, of which 164 operated on a franchise basis as of August 31, 2023. Approximately 30% of these optical practices are located in Boots stores with the balance being standalone optical practices.

The components of the segment’s sales are Pharmacy (typically the sale of prescription drugs and provision of pharmacy-related services, subject to variation in particular jurisdictions depending upon regulatory and other factors) and Retail (primarily the sale of health and beauty products including beauty, toiletries and lifestyle merchandising, non-prescription drugs and, in the UK, the provision of optical services). Further, the segment also has a wholesale business in Germany with 32 distribution centers which distribute prescription medicines to pharmacies and other similar healthcare facilities.

The segment’s sales are subject to the influence of seasonality, with the second fiscal quarter typically the strongest as a result of the winter holiday period. This seasonality affects the segment’s proportion of sales between Retail and Pharmacy during certain periods. The components of the segment’s fiscal year sales were as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Pharmacy	17%	17%	19%
Retail	33%	32%	30%
Wholesale	51%	51%	51%
Total	100%	100%	100%

The segment’s Pharmacy sales, gross margin and gross profit dollars are impacted by governmental agencies and other third-party payors seeking to minimize increases in the costs of healthcare, including pharmaceutical drug reimbursement rates. In the UK, which is the segment’s largest market for Pharmacy sales, the amount of government funding available for pharmacy services is typically reviewed and agreed with the pharmacy industry on an annual basis.

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

The segment’s performance and relevant exchange rates are also impacted by the current environment, including adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions and pandemics like COVID-19. For more information relating to these topics, see Risk factors in Item 1A.

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

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a national provider of value-based care with primary, multi-specialty, and urgent care providers serving patients in traditional clinic settings, in patients’ homes and online appointments; Shields, a specialty pharmacy integrator and accelerator for hospitals; CareCentrix, a participant in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

WBA Fiscal 2023 Form 10-K	6

The components of the segment’s fiscal year sales were as follows:

	Fiscal 2023	Fiscal 2022
VillageMD	70%	84%
Shields	7%	16%
CareCentrix	23%	—%
Total	100%	100%

Intellectual property and licenses
The Company markets products and services under various trademarks, trade dress and trade names and relies on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions to establish and protect its proprietary rights. The Company owns numerous domain names, holds numerous patents, has registered numerous trademarks and has filed applications for the registration of a number of other trademarks and service marks in various jurisdictions. The Company holds assorted business licenses (such as pharmacy, occupational, liquor and cigarette) having various terms within multiple legal jurisdictions, which are necessary for the normal operation of the business.

Seasonal variations in business
The Company’s business is affected by a number of factors including, among others, the severity of COVID-19 and the efficacy of current vaccines, its sales performance during holiday periods (including particularly the winter holiday season) and during the cough, cold and flu season (the timing and severity of which is difficult to predict), significant weather conditions, the timing of its own or competitor discount programs and pricing actions and the timing of changes in levels of reimbursement from governmental agencies and other third-party payors.

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

Customers
The Company sells to numerous retail and wholesale customers. The Company also provides healthcare services to healthcare payors’ eligible members, cash-pay patients, and health systems and provider groups. No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. In fiscal 2023, substantially all of our retail pharmacy and healthcare services sales were to customers covered by third-party payors (e.g., PBMs, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. Three third-party payors accounted for approximately 33% of the Company’s consolidated sales in fiscal 2023.

See Note 17. Segment reporting, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

WBA Fiscal 2023 Form 10-K	7

Regulation
In the countries in which the Company does business, the Company is subject to national, state and local laws, regulations and administrative practices concerning healthcare, retail and wholesale pharmacy operations, including regulations relating to the Company’s filling of prescriptions under Medicare, Medicaid and other publicly financed or sponsored health benefit plan and prescription drug plans and programs including the federal 340B drug pricing program; regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Stark Law; the Health Insurance Portability and Accountability Act (“HIPAA”); the ACA; the IRA; licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; and regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable foreign, state and local governmental authorities concerning the operation of the Company’s businesses. The Company is also subject to laws and regulations relating to licensing, tax, foreign trade, intellectual property, privacy and data protection, currency, political and other business restrictions.

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

With growing emphasis and investment in the healthcare industry, the Company’s U.S. Healthcare segment faces competition in broad healthcare domains, competing with retail healthcare services, urgent care services, value-based primary care, vertically integrated providers, post-acute and home health service providers, and virtual care companies.

See Item 2. Properties, for further information regarding the Company’s geographic dispersion.

WBA Fiscal 2023 Form 10-K	8

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

Employees
As of August 31, 2023, the Company employed approximately 331,000 persons globally, of which approximately 125,000 were part-time employees working less than 30 hours per week. Employees based in the U.S. and the UK account for 261,000 and 51,000 of the Company’s total workforce, respectively. The foregoing does not include employees of equity method investments.

Oversight and governance
The Company’s Board of Directors (the “Board”), through its Compensation and Leadership Performance Committee (the “CLP Committee”), provides oversight of human capital matters, including the Company’s diversity, equity and inclusion (“DE&I”) initiatives. The CLP Committee is also responsible for periodically reviewing the Company’s compensation and benefits programs as well as management development and succession planning practices and strategies. The reports and recommendations to the Board via the CLP Committee underpin the broader framework that guides how the Company attracts, retains and develops its workforce in line with Company values.

The Board, through its Nominating and Governance Committee (the “NG Committee”) has primary oversight responsibility for the Company’s Environmental, Social and Corporate Governance (“ESG”) initiatives and risks, reviewing at least annually the Company's policies and activities regarding sustainability and environment. Such oversight includes a review of the Company’s management of related risks, in consultation with the Audit Committee as appropriate.

Compensation, benefits and well-being
The Company’s compensation and benefits are designed to care for employees as whole people, supporting the financial, mental, and physical well-being of employees and their families. The Company offers a comprehensive range of benefits to full- and part-time employees. In the U.S. the Company offers healthcare coverage, insurance benefits, access to a digital well-being program and an employee assistance program. In addition, the Company provides benefits such as paid time off, defined contribution plans, paid maternity and paternal leave, family forming, and a stock purchase plan. The Company continuously evaluates its wellness offerings through competitive benchmarking and bi-annual employee surveys. Certain information related to retirement related benefit plans is included in Note 14. Retirement benefits, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Talent management and engagement
The Company has a talent management process that is designed to identify and assess talent across the organization and provide equal and consistent opportunities for employees to develop their skills. Several levels of employees participate in the Company’s annual performance management process to create development plans that support their particular career objectives. The Company offers numerous resources and programs to attract, engage, develop, advance and retain colleagues. Training and development programs provide employees the support they need to perform in their current roles while planning and preparing for future opportunities. In the U.S. the Company provides training, leadership development and career advancement programs to employees at all levels via Walgreens University, a multi-channel platform that offers U.S. employees access to instructor-led classroom training, online learning, personal and professional development tools. In the UK, an apprenticeship program focused on developing career aspirations and fundamental skills is offered to Boots UK employees. Across the globe, the Company offers on-demand self-paced learning resources for all employees regardless of role or location.

The Company believes engaged employees translate directly to business success. The Company conducts global employee engagement surveys that provide colleagues with an opportunity to share their opinions and helps the Company measure and improve engagement.

DE&I and ESG
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

WBA Fiscal 2023 Form 10-K	9

The Company provides information on its DE&I and ESG initiatives, outcomes, and impacts through its annual ESG report. The Company also provides racial, ethnic, and gender composition of its U.S. work force through the Equal Employment Opportunity 2022 Employer Information Report (EEO-1) available on the Company’s website and filed with the Equal Employment Opportunity Commission (EEOC). In fiscal 2023, the Company received a score of 100 from the Human Rights Campaign’s Corporate Equality Index, scored 100 percent on the Disability Equality Index for disability inclusion and was named Disability:IN’s 2023 Employer of the Year.

The Company's Leadership Accountability Model ties a portion of employee incentive pay to its enterprise-wide Health Equity Goal. The Health Equity Goal’s components include representation, diverse supplier spend, waste management and carbon reduction, factors that impact health and wellbeing, especially for disproportionally impacted, underserved communities, and that recognize the irrefutable connection between the health of people and the health of our planet. In fiscal 2023, the Company continued to evolve its Leadership Accountability Model by becoming the first company in the S&P 500 to include disability representation as a separate, standalone metric within a disclosed incentive plan.

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

The Board currently has four female directors, one African American directors, one Asian American director and one director who identifies as LGBTQ+.

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

Information about our executive officers
The following table sets forth, for each person currently serving as an executive officer of the Company, the name, age (as of October 12, 2023) and office(s) held by such person:

Name	Age	Office(s) held
Stefano Pessina	82	Executive Chairman of the Board
Ginger L. Graham	67	Interim Chief Executive Officer
Ornella Barra	69	Chief Operating Officer, International
Danielle Gray	45	Executive Vice President and Global Chief Legal Officer
Holly May	41	Executive Vice President and Global Chief Human Resources Officer
Kevin Ban	56	Executive Vice President and Chief Medical Officer
John Driscoll	64	Executive Vice President and President, U.S. Healthcare
Manmohan Mahajan	44	Senior Vice President and Interim Global Chief Financial Officer
Rick Gates	52	Senior Vice President and Chief Pharmacy Officer, Walgreens Co.
Tracey Brown	56	Senior Vice President and President, Retail Products and Chief Customer Officer, Walgreen Co.

Set forth below is information regarding the principal occupations and employment and business experience over the past five years for each executive officer. Executive officers are elected by, and serve at the discretion of, the Board of Directors. Unless otherwise stated, employment is by Walgreens Boots Alliance.

WBA Fiscal 2023 Form 10-K	10

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

Ms. Graham, has served as the Company’s Interim Chief Executive Officer since September 2023. Ms. Graham has served on the Company's Board since 2010, and in October 2022, was named the Board’s Lead Independent Director. She is the former President and Chief Executive Officer of Two Trees Consulting, Inc., a healthcare and executive leadership consulting firm, where she served from November 2007 to December 2016. She also previously served as President (from September 2003 to June 2006) and Chief Executive Officer (from September 2003 to March 2007) of Amylin Pharmaceuticals, a biopharmaceutical company, where she also served as a Director (from 1995 to 2009). From 1994 to 2003, she held various positions at Guidant Corporation, a cardiovascular medical device manufacturer, including Group Chairman, Office of the President, President of the Vascular Intervention Group, and Vice President.

Ms. Barra has served as Chief Operating Officer, International since April 2021. Ms. Barra served as Co-Chief Operating Officer from June 2016 to April 2021. She served as Executive Vice President, President and Chief Executive of Global Wholesale and International Retail from December 2014 to June 2016. Previously, she served as the Chief Executive, Wholesale and Brands of Alliance Boots from September 2013 to December 2014 and Chief Executive of the Pharmaceutical Wholesale Division of Alliance Boots from January 2009 to September 2013, and before that, Wholesale & Commercial Affairs Director of Alliance Boots. Since January 2015, Ms. Barra has served as a director of Cencora and from April 2013 to April 2019, served as a director of Assicurazioni Generali, the parent company of Generali Group, a global insurance group. Ms. Barra also serves as a director of a number of private companies, and, until February 2015, served as a director of Alliance Boots.

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

Dr. Ban has served as Executive Vice President and Chief Medical Officer since September 2022. Mr. Ban previously served as Senior Vice President and Chief Medical Officer from January 2020 to September 2022. Prior to joining the Company, Mr. Ban was Chief Medical Officer at athenahealth, Inc., a leading provider of network-enabled software and services for medical groups and health systems nationwide, from October 2017 to December 2019 and served as Population Health Executive Director from November 2015 to September 2017.

WBA Fiscal 2023 Form 10-K	11

Mr. Driscoll has served as Executive Vice President and President, U.S. Healthcare, since October 2022, when the Company entered into a definitive agreement to acquire full ownership of CareCentrix, a participant in the post-acute and home care management sectors, where he served as Chief Executive Officer from May 2013 to October 2022. Prior to that, Mr. Driscoll served as President at Castlight Health, a healthcare technology company, from July 2012 to May 2013 and served as Group President, New Markets, at Medco Health Solutions from June 2003 to April 2012. Earlier in his career, Mr. Driscoll was a member of the executive team at Oxford Health Plans, serving as Corporate Vice President for government programs.

Mr. Mahajan is the Senior Vice President and Interim Global Chief Financial Officer, as of July, 2023. He previously had served as Senior Vice President, Global Controller and Chief Accounting Officer since July 2021. Mr. Mahajan served as Vice President, Assistant Global Controller from October 2019 to July 2021 and as Vice President, Global Reporting and Technical Accounting from February 2016 to September 2019. Prior to joining the Company, Mr. Mahajan served in positions of increasing responsibility with GE Capital, a former subsidiary of General Electric Company, most recently serving as Controller at GE Capital Americas from March 2011 until January 2016.

Mr. Gates has served as Senior Vice President and Chief Pharmacy Officer, Walgreens Co., since March 2023. Mr. Gates previously served as Senior Vice President, Pharmacy and Healthcare, from January 2018 to March 2023. Prior to that, Mr. Gates served in roles of increasing responsibility since joining Walgreens in 1995 after graduation from pharmacy school, including in store care delivery, field leadership, Duane Reade pharmacy integration lead and pharmacy operations where he led the strategic development, alignment and delivery of pharmacy-led health and wellness programs. Mr. Gates serves as a current board member with the National Association of Chain Drug Stores (NACDS), iA Rx and Pharmacy Quality Alliance (PQA).

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

Other Officers
Todd Heckman, 50, has served as Vice President, Interim Global Controller and Chief Accounting Officer since July 2023. Prior to that Mr. Heckman served as Vice President, Assistant Global Controller from July 2021 until July 2023 and Vice President, Controller Walgreen Co. from September 2016 until July 2021. Prior to joining the Company, Mr. Heckman held various roles with Exelon Corporation, Ernst & Young LLP and Grant Thornton LLP.

WBA Fiscal 2023 Form 10-K	12

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

Risks Relating to Our Business
•Changes in economic conditions could adversely affect consumer buying practices.
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
•The U.S. Healthcare segment faces various risks related to the provision of healthcare services that could result in a material adverse effect on our business operations, results of operations and financial condition.
•The U.S. Healthcare segment may face risks related to payor contracts, including if existing payors modify or discontinue their contracts with us or there are changes in the payor mix of patients or reimbursement methodologies, which could have a negative impact on our business, financial condition and results of operations.
•Our business results depend on our ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives.
•The industries in which we operate are highly competitive and constantly evolving and changes in market dynamics could adversely impact us.
•If we do not continuously develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted.
•If the merchandise and services that we offer fail to meet customer needs, our sales may be adversely affected.
•Our substantial international business operations subject us to a number of operating, economic, political, regulatory and other international business risks.
•Our business is subject to evolving global ESG regulatory requirements and expectations. We may be unable to achieve our ESG goals.

Risks Related to Our Operations
•Disruption in our global supply chain could negatively impact our businesses.
•We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.
•We use a single wholesaler of branded and generic pharmaceutical drugs as our primary source of such products.
•Changes to management, including turnover of our top executives, could have an adverse effect on our business.
•We may be unable to keep existing store locations or open new locations in desirable places on favorable terms, which could materially and adversely affect our results of operations.
•Our failure to attract and retain qualified team members, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance.
•Our business and operations are subject to risks related to climate change.

WBA Fiscal 2023 Form 10-K	13

Risks Relating to Our Business Strategy
•We may not be successful in executing elements of our business strategy, which may have a material adverse impact on our business and financial results.
•Our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions, joint ventures and other strategic partnerships and alliances.
•The anticipated strategic and financial benefits of our relationship with Cencora may not be realized.
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
•As a holding company, we are dependent on funding from our operating subsidiaries to pay dividends and other distributions.
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
•We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

WBA Fiscal 2023 Form 10-K	14

Risks Relating to Our Business

Changes in economic conditions could adversely affect consumer buying practices.

Our performance has been, and may continue to be, adversely impacted by changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect our key vendors and customers. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, inflation, levels of personal disposable income, levels of taxes and interest and global, national, regional or local economic conditions, health epidemics or pandemics (such as COVID-19), as well as looting, vandalism, acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns, which could lead to a decrease in overall consumer spending as well as in prescription drug and health services utilization and which could be exacerbated by the increasing prevalence of high-deductible health insurance plans and related plan design changes. In addition to general levels of inflation that we have experienced, we are also subject to risk of specific inflationary pressures on product prices due to, for example, the continuing impacts of COVID-19, related global supply chain disruptions, and the uncertain economic and geopolitical environment. We are experiencing and may continue to experience increases in the price of input costs, such as transportation and energy costs. We might also suffer from supply disruptions from supplier exits as higher costs may become unaffordable for certain suppliers. In addition, central banks may continue to increase interest rates or conduct other monetary policies to counter inflation, which could negatively affect our borrowing costs and those of our customers and suppliers, as well as exchange rates and other macroeconomic factors. If inflation continues to increase, we may not be able to adjust prices sufficiently to offset the effect without negatively impacting consumer demand or our gross margin. In addition, it may increase costs and cause changes in provider behavior in our U.S. Healthcare segment as hospitals and other providers attempt to maintain revenue levels in an effort to adjust to their own economic challenges. If we are unable to increase the prices of our products and services to our customers to offset inflationary cost trends, or if we are unable to achieve cost savings to offset such cost increases, we could fail to meet our cost expectations, and our profits and operating results could be adversely affected. Our ability to price our products competitively to timely reflect higher input costs is critical to maintain and grow our sales. Furthermore, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices. Increased cost volatility trends may also impact the business and financial situation of our customer or suppliers, which could in turn affect the demand or supply, respectively, by such parties. Future inflationary and deflationary trends are beyond our control, and we may not be able to sufficiently mitigate any impact on our business and financial situation. All of these factors could materially and adversely impact our business operations, financial condition and results of operations.

Reductions in third-party reimbursement levels, from private or governmental agency plans, and potential changes in industry pricing benchmarks for prescription drugs could materially and adversely affect our results of operations.

The substantial majority of the prescriptions we fill are reimbursed by third-party payors, including private and governmental agency payors. The continued efforts of health maintenance organizations, managed care organizations, PBMs, governmental agencies, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation and other legal proceedings relating to how drugs are priced, may adversely impact our results of operations. In the U.S., plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. In addition, the timing and amount of periodic contractual reconciliations payments can vary significantly and may not follow a predictable path. Further, in an environment where some PBMs clients utilize narrow or restricted pharmacy provider networks, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.

In addition, many payors in the U.S. are increasingly considering new metrics as the basis for reimbursement rates. It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price, which is the pricing reference used for many of our contracts. In addition, many state Medicaid fee-for-service programs have established pharmacy network payments on the basis of actual acquisition cost, which could have an impact on reimbursement practices in other commercial and governmental arrangements. Future changes to the pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by third-party payors, could adversely affect us.

WBA Fiscal 2023 Form 10-K	15

A shift in pharmacy mix toward lower margin plans, products and programs could adversely affect our results of operations.

Our U.S. Retail Pharmacy segment seeks to grow prescription volume while operating in a marketplace with continuous reimbursement pressure. A shift in the mix of pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect our results of operations. For example, our U.S. Retail Pharmacy segment has experienced a shift in pharmacy mix towards 90-day at retail in recent years, and specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S. and a larger proportion of our revenues. Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions, and specialty pharmacy sales are generally also lower margin. Our U.S. Retail Pharmacy segment also has experienced a shift in pharmacy mix towards Medicare Part D prescriptions in recent years, and that trend may continue. Preferred Medicare Part D networks have increased in number in recent years; however, we do not participate in all such networks. We have accepted market competitive reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. We also have worked to develop and expand our relationships with commercial third-party payors to enable new and/or improved market access via participation in the pharmacy provider networks they offer. If we are not able to generate additional prescription volume and other business from patients participating in these programs that is sufficient to offset the impact of lower reimbursement, or if the degree or terms of our participation in such preferred networks declines from current levels in future years, our results of operations could be materially and adversely affected.

We derive a significant portion of our sales in the U.S. Retail Pharmacy segment from prescription drug sales reimbursed by a limited number of pharmacy benefit management companies.

We derive a significant portion of our sales in the U.S. Retail Pharmacy segment from prescription drug sales reimbursed through prescription drug plans administered by a limited number of PBMs. PBMs typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. Changes in pricing and other terms of our contracts with PBMs can significantly impact our results of operations. There can be no assurance that we will continue to participate in any particular PBMs pharmacy provider network in any particular future time period or on terms reasonably acceptable to us. If our participation in the pharmacy provider network for a prescription drug plan administered by one or more of the large PBMs is restricted or terminated, we expect that our sales would be adversely affected, at least in the short-term. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results could be materially and adversely affected. If we exit a pharmacy provider network and later resume participation, there can be no assurance that we will achieve any particular level of business on any particular pace, or that all clients of the PBMs will choose to include us again in the pharmacy network for their plans, initially or at all. In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by such plans.

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

WBA Fiscal 2023 Form 10-K	16

Consolidation and strategic alliances in the healthcare industry could adversely affect our business operations, competitive positioning, financial condition and results of operations.

Many organizations in the healthcare industry, including PBMs, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power, which has resulted in greater pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services. If these pressures result in reductions in our prices, our businesses would become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. In addition, if laws or regulations are promulgated that limit the number of PBMs available to a particular business or geography, competition in those businesses and geographies could be amplified and could adversely affect our financial condition and results of operations.

The U.S. Healthcare segment faces various risks related to the provision of healthcare services that could result in a material adverse effect on our business operations, results of operations and financial condition.

The U.S. Healthcare segment could experience losses or liabilities, including medical liability claims related to the delivery of healthcare services, such as medical malpractice by staff at our affiliates' facilities, or by healthcare practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks, including as a result of a failure to adhere to applicable clinical, quality and/or patient safety standards, causing us to incur significant expenses and requiring us to pay significant damages if not covered by insurance. We do not control the providers and other healthcare professionals in our U.S. Healthcare segment with respect to the practice of medicine and the provision of healthcare services, and the risk of liability, including through unexpected medical outcomes, is inherent to the healthcare industry. These businesses have in the past been subject to medical liability claims in the ordinary course of business. If patients, clients or partners assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, decrease market acceptance of our services and care delivery model and may significantly harm our business or reputation.

Although we carry insurance covering medical malpractice claims, including professional liability insurance, in amounts we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our insurance coverage. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us or our acquired businesses that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could harm our business.

Additional risks posed by the U.S. Healthcare segment include, but are not limited to, the following:

•Ability to recruit, retain and grow our network of credentialed, high-quality physicians, physician assistants and nurse practitioners to provide clinical services in highly competitive markets for talent
•Dependence on a concentrated number of key health plan customers;
•Quality of the information received about plan members of such health plans for whom we will seek to provide in-home evaluations and other services, and the regulatory restrictions and requirements associated with directly contacting plan members;
•Ability to perform and ensure the quality of health risk assessments;
•Regulatory and business risks associated with participation in certain government healthcare programs;
•Health reform initiatives and changes in the rules governing government healthcare programs, including rules related to the use of in-home health risk assessments;
•Ability to attract new Medicare-eligible patients and credentialed, high-quality physicians and other providers for senior-focused primary care in a highly competitive market for such patients and providers;
•Satisfying the enrollment requirements under government healthcare programs for physicians and other providers in a timely manner;
•Dependence on revenue from Medicare or Medicare Advantage plans, which subjects our businesses to reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•Submission of inaccurate, incomplete or erroneous data, including risk adjustment data, to health plans and government payors could result in inaccuracies in the revenue our businesses record or receipt of overpayments, which may subject our businesses to repayment obligations and penalties;

WBA Fiscal 2023 Form 10-K	17

•Geographic concentration of our primary centers; and
•Laws regulating the corporate practice of medicine and the associated agreements entered into with physician practice groups restrict the manner in which we are able to direct the operations and otherwise exercise control of our physician practice groups.

Any of the aforementioned risks associated with our healthcare businesses, if they materialize, could adversely affect our business, financial condition and results of operations, including our ability to timely and effectively integrate our healthcare businesses in our operations and the timing and extent of realization of synergies and other benefits that we expected in connection with these investments. Our experience in managing the additional risks associated with our healthcare businesses is more limited than our experience in managing the risks associated with our historical businesses, and there is no assurance that we will be able to effectively manage or mitigate such risks. Further, the additional risks faced by our healthcare business within the U.S. Healthcare segment may be compounded, or heightened by, many of the other risks described in this Annual Report, including the risks associated with global macroeconomic uncertainty mentioned above.

The U.S. Healthcare segment may face risks related to payor contracts, including if existing payors modify or discontinue their contracts with us or there are changes in the payor mix of patients or reimbursement methodologies, which could have a negative impact on our business, financial condition and results of operations.

Continuation of our contracts with existing payors is critical to our future business, revenue growth and results of operations. Factors that may affect our ability to maintain existing contracts include, but are not limited to, the following:

•the number of patients that are attributed to our providers;
•our providers’ quality performance and metrics;
•the cost of care we deliver to patients;
•medical claims expense associated with third-party healthcare services;
•performance and functionality of our services;
•the availability, price, performance and functionality of competing services;
•our ability to develop and provide complementary services to existing patients;
•the stability, performance and security of our technology infrastructure and services;
•changes in healthcare laws, regulations or trends;
•any governmental investigations or inquiries into or challenges to our relationships with health network partners; and
•the business environment of our payors.

The businesses within the U.S. Healthcare segment have also entered and intend to continue to enter into value-based contracts with payors, pursuant to which they contract with payors to receive a fee for professional services based on the number of patients assigned or attributed to U.S. Healthcare segment providers and assume the financial responsibility for the healthcare expenses of such patients. The amounts we receive from our healthcare businesses for services provided to patients are determined by a number of factors, including the payor mix of our patients and the reimbursement methodologies and rates utilized by our patients’ plans. These contracts may also include arrangements that contemplate sharing certain of the savings generated with respect to U.S. Healthcare segment’s patients’ costs of care back with the payor. Under a fee-for-service arrangement, we collect fees directly from the payor as services are provided. Reimbursement rates are generally higher for value-based arrangements than they are under traditional fee-for-service arrangements, and value-based arrangements provide us with an opportunity to capture additional surplus we create by investing in population health services to better manage a particular patient’s care, which, in turn, should reduce the total cost of care. To the extent that patients require more care than is anticipated or the cost of care increases, aggregate compensation amounts may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, our healthcare businesses will not be able to increase the fee received under these risk agreements during their then-current terms and could suffer losses with respect to such agreements, which may adversely impact the growth, profitability and liquidity of our U.S. Healthcare segment.

WBA Fiscal 2023 Form 10-K	18

In addition, our revenue streams for our healthcare businesses depend on reimbursements by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process. We may from time to time experience delays in receiving the associated reimbursement and, with respect to value-based arrangements, ultimate payment of any shared savings, bonuses, withholds and similar payments is received only after the close of the relevant measurement period, which may be a calendar year, and then only after the payor has reconciled cost of care, fee-for-service reimbursement paid, if any, reported quality data, and patient attribution resulting in significant delays between the provision of services and ultimate payment. In addition, payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary, not adequately documented or after submitting additional supporting documentation requested by the payor. Retroactive adjustments may change amounts realized and recognized as revenue from payors. We may also be subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, which may further complicate and delay our reimbursement of claims. Delays and uncertainties in the reimbursement process may adversely affect our accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Additionally, our accounts receivable may be concentrated among a limited number of payors.

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

WBA Fiscal 2023 Form 10-K	19

If we do not continuously develop and maintain a relevant omni-channel experience for our customers, our businesses and results of operations could be adversely impacted.

The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase and has accelerated significantly in the recent years following COVID-19. The pace of this increase could further accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel and differentiated retail models are rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers. If we are unable to improve or develop relevant customer-facing technology in a timely manner that keeps pace with technological developments and dynamic customer expectations, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

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

Our substantial international business operations are subject to a number of risks, including, without limitation, compliance with a wide variety of foreign laws and regulations; potential difficulties in managing foreign operations, mitigating credit risks in foreign markets, enforcing agreements and collecting receivables through foreign legal systems; varying regional and geopolitical business conditions and demands; tax and trade policies, tariffs and other government regulations affecting trade between the U.S. and other countries; fluctuations in currency exchange rates; the impact of recessions and economic slowdowns in economies outside the U.S.; impact of war (such as the conflict in Ukraine) and the instability of foreign economies, governments and currencies and unexpected regulatory, economic or political changes in foreign markets.

These factors can also adversely affect our payors, vendors and customers in international markets, which in turn can negatively impact our businesses. We cannot assure you that one or more of these factors will not have a material adverse effect on our business operations, results of operation and financial condition.

Our business is subject to evolving global ESG regulatory requirements and expectations. We may be unable to achieve our ESG goals.

We recognize the rising importance of ESG matters among our team members, customers, and certain shareholders and are committed to upholding a culture dedicated to corporate responsibility. We have established certain goals that allow us to better communicate and align to our ESG strategy. However, these goals are subject to risks and uncertainties, which are outside of our control and might prohibit us from meeting the goals. Further, there is a risk that team members, customers, or certain shareholders might not be satisfied with our goals or strategy and efforts to meet the goals. Some of the risks that we are subject to include, but are not limited to: our ability to execute our operational strategy within the timeframe or costs projected; the availability or cost of renewable energy, materials, goods, and/or services required, and evolving regulations or requirements that change or limit our ability to set standards or gather information from our supplier partners or third party contractors. Failure to meet our goals could negatively impact public perception of our company with interested stakeholders.

ESG matters are also increasingly important to current and potential employees. In order to retain and attract talent we know that it is critical that we clearly communicate our ESG strategy, and a delay or inability to meet our goals on time could impact our reputation as a desirable place to work. With increased interest from certain shareholders, an inability to meet our goals could also have a negative impact on our stock price. These impacts could make it more difficult for us to operate efficiently and effectively and could have a negative effect on our business, operating results and financial conditions.

WBA Fiscal 2023 Form 10-K	20

We are subject to evolving ESG rules and regulations, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. These changing rules and regulations are likely to result in, increased compliance costs driven by developing and acting on initiatives for proposed or adopted ESG rules and regulations, and collecting, measuring and reporting ESG-related information.

Risks Related to Our Operations

Disruption in our global supply chain could negatively impact our businesses.

The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including from COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war (such as the conflict in Ukraine) or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

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

The Company and Cencora are parties to various agreements and arrangements, including a pharmaceutical distribution agreement between the Company and Cencora pursuant to which we source branded and generic pharmaceutical products from Cencora in the U.S. and an agreement which provides Cencora the ability to access generic pharmaceutical products through our global sourcing enterprise. These agreements were amended in June 2021 in connection with the Alliance Healthcare Sale. Pursuant to those amendments, the U.S. distribution agreement was extended through 2029 and the parties committed to pursue additional opportunities in sourcing and distribution. The parties also agreed that Alliance Healthcare UK will remain the distribution partner of Boots until 2031. As of the date of this report, Cencora distributes substantially all of our branded and generic pharmaceutical products. Consequently, our business may be adversely affected by any operational, financial or regulatory difficulties that Cencora experiences, including those resulting from COVID-19 supply chain disruptions or global macroeconomic uncertainty. For example, if Cencora’s operations are seriously disrupted for any reason, whether due to a natural disaster, pandemic, labor disruption, regulatory action, computer or operational systems or otherwise, it could adversely affect our business and our results of operations.

Our distribution agreement with Cencora is subject to early termination in certain circumstances and, upon the expiration or termination of the agreement, there can be no assurance that we or Cencora will be willing to renew the agreement or enter into a new agreement, on terms favorable to us or at all. If such expiration or termination occurred, we believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available and that we could obtain and qualify alternative sources, which may include self-distribution in some cases, for substantially all of the prescription drugs we sell on an acceptable basis, such that the impact of any such expiration or termination would be temporary. However, there can be no assurance we would be able to engage alternative supply sources or implement self-distribution processes on a timely basis or on terms favorable to us, or effectively manage these transitions, any of which could adversely affect our business operations, financial condition and results of operations.

WBA Fiscal 2023 Form 10-K	21

Changes to management, including turnover of our top executives, could have an adverse effect on our business.

Our success depends, to a large degree on the integration of our new Chief Executive Officer. The ability of the new Chief Executive Officer to quickly adapt to and understand our business, operations, and strategic plans will be critical to the Company and our management’s ability to make informed decisions about our near term strategic direction and operations. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale. In addition, while our Board strives to mitigate the risk through a robust management succession planning process, if we are unable to attract and retain qualified candidates to become our new Global Chief Financial Officer in a timely manner, as well as retain our key senior executives, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance.

The loss of any member of our senior management could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find an adequate replacement on a timely basis, or at all. Further, future executives may view the business differently than current members of management, and over time may make changes to our strategic focus, operations, business plans or financial guidance and outlook, with corresponding changes in how we report our results of operations. We can make no assurances that we would be able to properly manage any shift in focus or that any changes to our business would ultimately prove successful. Any of these factors could negatively affect our strategy and execution, and our business, financial condition or results of operations may be adversely affected.

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

WBA Fiscal 2023 Form 10-K	22

Our failure to attract and retain qualified team members, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance.

Our ability to continue to conduct and expand our operations depends on our ability to attract and retain qualified team members globally. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, distribution centers and corporate offices, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. Additionally, our ability to successfully execute organizational changes, including our enterprise strategy and management transitions within the Company's senior leadership, and to effectively motivate and retain team members are critical to our business success. We compete for talent with other retail and non-retail businesses, including, for example, health and wellness businesses, and invest significant resources in training and motivating our team members. Increased competition among potential employers at all levels, including senior management and executive levels, could result in increased team member costs or make it more difficult to recruit and retain team members. For example, we have experienced difficulties attracting and retaining qualified pharmacists which has reduced the quality of service we provide to our customers in our U.S. Retail Pharmacy segment and our financial performance has been adversely affected as a result. In addition, if our costs of labor or related costs increase for other reasons or if new, revised, or novel interpretations of existing labor laws, rules or regulations or healthcare laws are adopted or implemented that further increase our labor costs, our financial performance could be materially adversely affected.

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, many of our operations and facilities around the world are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution or fulfillment centers, loss or spoilage of inventory and business interruption caused by such events. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase our costs associated with compliance and merchandise. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance.

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

WBA Fiscal 2023 Form 10-K	23

Our growth strategy is partially dependent upon our ability to identify and successfully complete and integrate acquisitions, joint ventures and other strategic partnerships and alliances.

A significant element of our growth strategy is to identify, pursue and successfully complete and integrate acquisitions, joint ventures and other strategic partnerships and alliances that either expand or complement our existing operations. For example, in fiscal 2022, the Company acquired controlling equity interests in VillageMD, Shields and CareCentrix. Acquisitions and integration of large, diverse and independent businesses is complex, costly and time-consuming. Acquisitions and other strategic transactions involve numerous risks and challenges, including but not limited to difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, distraction of management from overseeing, and disruption of, our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and difficulties in retaining relationships with existing or new customers and suppliers, and difficulties in achieving the synergies we anticipated. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence, acquire and successfully integrate the acquired company, including particularly when acquired businesses operate in new geographic markets or areas of business, could materially and adversely impact our growth strategies, financial condition and results of operations. Our ability to integrate and retain qualified and experienced employees from acquired businesses at all levels, including in executive and other key strategic positions, is essential for us to meet our growth strategy and successfully complete acquisition, joint ventures and other strategic partnerships and alliances.

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

In addition, the full benefits of the transactions may not be realized, including, among others, the synergies, cost savings or revenue growth that are expected. These benefits may not be achieved within the anticipated time frame or at all. The failure to meet the challenges involved in integrating the businesses and to realize the anticipated benefits of the transactions could result in a material adverse impact on our business and results of operations.

The anticipated strategic and financial benefits of our relationship with Cencora may not be realized.

As of August 31, 2023, we beneficially owned approximately 15.9% of the outstanding Cencora common stock and had designated one nominee for election to Cencora’s board of directors. The Company accounts for its investment in Cencora using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment classified within the operating income of the Company’s U.S. Retail Pharmacy segment. The financial performance of Cencora, including any charges which may arise relating to its ongoing opioid litigation matters, will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of Cencora’s common stock could trigger an impairment evaluation of our investment. Further, our ability to transact in Cencora securities is subject to certain restrictions set forth in our agreements with Cencora and arising under applicable laws and regulations, which in some circumstances could adversely impact our ability to transact in Cencora securities in amounts and at the times desired. These considerations may materially and adversely affect the Company’s financial condition and results of operations.

From time to time, we may choose to divest certain assets or businesses as we execute our strategy and our ability to engage in such transactions will be subject to market conditions beyond our control which will affect our ability to transact on terms favorable to us or at all.

We have, from time to time, divested certain assets or businesses in order to redeploy capital into our core strategies. The success of such transactions in the future will be subject to market conditions, availability of financing and other circumstances beyond our control. In the future, we may intend to relaunch a process for the sale of certain businesses or contemplate other opportunities to monetize our interest in these businesses. In addition, we have recently divested of a portion of our interests in Cencora and fully divested our interests in Option Care Health, Inc. and may choose to divest more of our investment interests in the future. However, our ability to divest these or any of our other assets, will be subject to global financial markets and market instability which may severely impact the ability to divest, divestiture terms, financing availability and other considerations for potential buyers.

WBA Fiscal 2023 Form 10-K	24

From time to time, we make investments in companies over which we do not have sole control and some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in companies that we may not control or over which we may not have sole control. Some of the businesses in which we have made non-controlling investments operate in markets or industries that are different from our primary lines of business and/or operate in different geographic markets than we do. Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses. We rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may materially and adversely affect us. Ineffective internal controls could cause investors to lose confidence in our reported financial information that could negatively impact the trading price of our securities and our access to capital. Investments in entities over which we do not have sole control, including joint ventures and strategic partnerships and alliances, present additional risks such as having differing objectives from our partners or the entities in which we are invested, becoming involved in disputes, or competing with those persons. In addition, any difficulties in assimilating business into our system of financial controls could cause us to fail to meet our financial reporting obligations.

Cybersecurity, Data Privacy and Information Security Risks

A significant disruption in our information technology and computer systems or those of businesses we rely on could harm us.

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, customer loyalty programs, finance and other processes. Our systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them for which insurance coverage may not be wholly sufficient, and may experience loss or corruption of critical data and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations.

In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, changes in security processes, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. We rely on strategic partners and other service providers to help us with certain significant information technology projects and services. Information technology projects or services frequently are long-term in nature and may take longer to complete and cost more than we expect and may not deliver the benefits we project once they are complete. Any system implementation and transition difficulty may result in operational challenges, reputational harm, and increased costs that could materially and adversely affect our business operations and results of operations. We also could be adversely affected by any significant disruption in the systems of third parties we interact with, including strategic and business partners, key payors and vendors.

WBA Fiscal 2023 Form 10-K	25

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

Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Failure to comply with these laws may subject us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. We also have contractual obligations that might be breached if we fail to comply. A significant privacy breach or failure to comply with privacy and information security laws could have a materially adverse impact on our reputation, business operations, financial position and results of operations.

We and businesses we interact with experience cybersecurity incidents and might experience significant computer system compromises or data breaches.

The protection of customer, employee and Company data is critical to our businesses. Cybersecurity and other information technology security risks, such as a significant breach or theft of customer, employee, or company data, could create significant workflow disruption, attract media attention, damage our customer relationships, reputation and brand, and result in lost sales, fines or lawsuits. Throughout our operations, we receive, retain and transmit certain personal information that our customers and others provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs and banking and credit programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. We also depend on and interact with the information technology networks and systems of third-parties for many aspects of our business operations, including payors, strategic partners and cloud service providers. These third parties may have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. Like other global companies, we and businesses we interact with have experienced and expect to continue to experience threats to data and systems, including from vandalism or theft of physical systems or media and from perpetrators of random or targeted malicious cyber-attacks, computer viruses, worms, phishing attacks, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information, and cause system failures and disruptions.

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

WBA Fiscal 2023 Form 10-K	26

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

Additionally, we offer branded credit cards, money (wire) transfer services and sell prepaid debit, credit and gift cards. These products and services require us to comply with global anti-money laundering laws and regulations. Failure to comply with these laws and regulations could result in fines, sanctions, penalties and damage to our reputation.

Financial and Accounting Risks

We have significant outstanding debt; our debt and associated payment obligations could significantly increase in the future if we incur additional debt and do not retire existing debt.

We have outstanding debt and other financial obligations. As of August 31, 2023, we had approximately $9.1 billion of outstanding indebtedness, including short-term debt. Our debt level and related debt service obligations could have negative consequences, including:

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
•exposing us to interest rate risk given that a portion of our debt obligations and undrawn revolving credit facilities is at variable interest rates;
•a potential downgrade of our credit ratings; and
•our ability to pursue certain operational and strategic opportunities.

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

WBA Fiscal 2023 Form 10-K	27

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

As a holding company, we are dependent on funding from our operating subsidiaries to pay dividends and other distributions.

We are a holding company with no business operations of our own. Our assets primarily consist of direct and indirect ownership interests in, and our business is conducted through, subsidiaries which are separate legal entities. As a result, we are dependent on funding from our subsidiaries, including Walgreens and international subsidiaries, to pay dividends and meet our obligations. Our subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to us, which may limit the payment of cash dividends or other distributions to the holders of our common stock. Payments to us by our subsidiaries are also contingent upon our subsidiaries’ earnings and business considerations. Future dividends to us will be determined based on earnings, capital requirements, financial condition, and other debt obligations, fines and/or adverse rulings by courts or arbitrators in legal or regulatory matters, changes in federal, state or foreign income tax law, adverse global macroeconomic conditions, and changes to our business model.

The Company currently intends to continue to pay quarterly dividends to our stockholders, subject to capital availability. However, its ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. Future dividends will be determined based on earnings, capital requirements, financial condition, credit facilities and other debt obligations, fines and/or adverse rulings by courts or arbitrators in legal or regulatory matters, changes in federal, state or foreign income tax law, adverse global macroeconomic conditions, changes to the Company’s business model and other factors considered relevant by the Company's Board of Directors. Our Board may, at its discretion, decrease or entirely discontinue our quarterly dividend payment at any time. Any reduction in the amount of dividends we pay to stockholders could negatively impact our reputation and investor confidence in us and may have an adverse effect on the trading price of our common stock.

Our quarterly results may fluctuate significantly based on seasonality and other factors.

Our operating results have historically varied on a quarterly basis, including increased variability during COVID-19, and may continue to fluctuate significantly in the future. For instance, our businesses are seasonal in nature, with the second fiscal quarter (December, January and February), which falls during the holiday season, typically generating a higher proportion of retail sales and earnings than other fiscal quarters. In addition, both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season, which can vary considerably from year to year. Other factors that may affect our quarterly operating results, some of which are beyond the control of management, include, but are not limited to; the impact and duration of COVID-19 and other pandemics; the timing of the introduction of new generic and brand name prescription drugs; inflation, including with respect to generic drug procurement costs; the timing and severity of the cough, cold and flu season; changes or rates of change in payor reimbursement rates and terms; the timing and amount of periodic contractual reconciliation payments; fluctuations in inventory, energy, transportation, labor, healthcare and other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; asset impairment charges, including the performance of and impairment charges related to our equity method investments; the relative magnitude of our LIFO provision in any particular quarter; foreign currency fluctuations; market conditions, widespread looting or vandalism; and many of the other risk factors discussed herein. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not place undue reliance on the results of any particular quarter as an indication of our future performance.

WBA Fiscal 2023 Form 10-K	28

We have a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to our results of operations.

As of August 31, 2023, we had $28.2 billion of goodwill and $13.6 billion of other intangible assets on our Consolidated Balance Sheets. We evaluate this goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. As part of this impairment analysis, we determine fair value for each reporting unit using both the income and market approaches. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt and equity, capital expenditure levels, operating cash flows, or market capitalization. There can be no assurance that impairments will not occur, and any impairment may have a material impact on our financial condition and results of operations.

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

WBA Fiscal 2023 Form 10-K	29

Risks from Changes in Public Policy and Other Legal and Regulatory Risks

Changes in the healthcare industry and regulatory environments may adversely affect our businesses.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the U.S. and the funding of governmental payors in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. In addition, on August 16, 2022, President Biden signed into law the IRA, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. For example, the IRA requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. The mechanics of the rebate calculation would mimic those of the Medicaid rebate, but the expansion of inflation-based rebates may further complicate pricing strategies, particularly as to the launch of our new products. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability.

We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued governmental and private payor pressure to reduce pharmaceutical pricing, and these pressures could be further exacerbated if payor deficits or shortfalls increase. Changes in pharmaceutical manufacturers’ pricing or distribution policies and practices as well as applicable government regulations, including, for example, in connection with the federal 340B drug pricing program, could also significantly reduce our profitability.

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

Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, we have been a defendant in numerous litigation proceedings relating to opioid matters, including federal multidistrict litigation that consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others, as well as numerous lawsuits brought in state courts. As previously disclosed, we have reached settlement agreements in some proceedings, including for example Multistate Opioid Settlement Frameworks (the “Settlement Frameworks”). The Company has now resolved its litigation with all states, territories, tribes and 99.5% of litigating subdivisions within participating states and political subdivisions included in the Multistate Settlement Agreement or in separate agreements. The Company remains a defendant in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs. Additionally, the Company has received from the Department of Justice and the Attorney Generals of numerous states subpoenas, civil investigative demands and/or other requests concerning opioid matters. The Company has incurred and expects to continue to incur significant expense in order to resolve those and other opioids-related matters, including through settlement agreements. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. See Note 11. Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

WBA Fiscal 2023 Form 10-K	30

The Company’s financial results may also be adversely affected by the litigation and other legal proceedings of companies in which it has an equity method investment. For example, Cencora is involved in litigation and legal proceedings, including those relating to opioid matters. Any unfavorable outcome or settlement related to these proceedings could have a material adverse effect on the Company’s financial results.

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

We operate in complex, highly regulated environments around the world and could be materially and adversely affected by changes to applicable legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. Our retail pharmacy and health and wellness services businesses are subject to numerous country, state and local regulations including licensing, billing practices, utilization and other requirements for pharmacies and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: country and state registration and regulation of pharmacies and drug discount card programs; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payor regulations including Medicare and Medicaid; data privacy and security laws and regulations including HIPAA; the ACA or any successor thereto; laws and regulations relating to the protection of the environment and health and safety matters, each of which continues to evolve, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (“FDA”) and Drug Enforcement Administration (“DEA”), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell as well as our loyalty and drug discount card programs; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and foreign, national and state laws governing healthcare fraud and abuse and the practice of the profession of pharmacy. For example, in the U.S., the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. On August 16, 2022, President Biden signed into law the IRA, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. We are also governed by foreign, national and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity and other labor and employment matters as well as employee benefit, competition and antitrust matters. In addition, we could have significant exposure if we are found to have infringed another party’s intellectual property rights.

WBA Fiscal 2023 Form 10-K	31

Some of our businesses are also subject to federal and state laws and regulations that may impact our relationships with healthcare providers and customers, including laws on self-referrals, beneficiary inducements, false claims, fee-splitting, telemedicine, corporate practice of medicine, dispensing, packaging, fulfillment, and distribution of controlled substances, other pharmaceutical products and medical devices, medical malpractice, consumer protection, product liability, narrow networks, provider tiering programs, provider contracts, overpayments, reimbursement of out-of-network claims, and licensure.

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

WBA Fiscal 2023 Form 10-K	32

We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.

As a large corporation with operations in the U.S. and numerous other jurisdictions, from time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, such as the proposed 15% global minimum tax under the Organisation for Economic Co-operation and Development (“OECD”) Pillar Two, Global Anti-Base Erosion Rules, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. As of August 31, 2023, among the jurisdictions where the Company operates, only the UK has enacted legislation adopting the Pillar Two Rules, effective in fiscal 2025.

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

WBA Fiscal 2023 Form 10-K	33

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

Item 2. Properties
The following information regarding the Company’s properties is provided as of August 31, 2023 and does not include properties of unconsolidated, partially-owned entities.

WBA Fiscal 2023 Form 10-K	34

Retail stores and healthcare locations

The following is a breakdown of the Company’s domestic and international retail stores and healthcare locations by segment:

Number of retail stores and healthcare locations
U.S. Retail Pharmacy:
United States [1]	8,600
Puerto Rico	105
U.S. Virgin Islands	1
8,706

International:
United Kingdom [2]	2,514
Mexico	1,151
Chile	295
Thailand	243
The Republic of Ireland	94
4,297

U.S. Healthcare - healthcare locations	529

Walgreens Boots Alliance total	13,532

1.Includes co-located VillageMD clinics
2.Includes standalone Boots Opticians locations

The Company’s domestic and international retail stores and healthcare locations covered approximately 145 million square feet. The Company owned approximately 5% and 4% of these U.S. Retail Pharmacy and International segment locations, respectively. The remaining locations, including all U.S. Healthcare locations were leased or licensed.

See Note 5. Leases, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Distribution centers and other facilities
The Company operated 21 retail distribution centers covering approximately 13 million square feet of space, of which 11 locations were owned. Geographically, 16 of these retail distribution centers were located in the U.S. and 5 were located outside of the U.S. In addition, the Company used public warehouses and third-party distributors to handle certain retail distribution needs.

The Company’s U.S. Retail Pharmacy segment operated 10 micro-fulfillment centers, 1 prescription mail service facility and 1 manufacturing facility, covering approximately 789 thousand, 110 thousand, and 77 thousand square feet, respectively.

The Company's International segment operated 32 pharmaceutical distribution centers in Germany, of which 8 were owned. The pharmaceutical distribution centers in Germany covered approximately 3 million square feet.

Office facilities
The Company operated 50 principal office facilities, covering approximately 1.8 million square feet, of which 5 were owned. Geographically, 36 of these principal office facilities were located in the U.S. and 14 were located outside of the U.S.

Item 3. Legal proceedings
The information in response to this item is included in Note 11. Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Item 4. Mine safety disclosures
Not applicable.

WBA Fiscal 2023 Form 10-K	35

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Walgreens Boots Alliance’s common stock is listed on the Nasdaq Stock Market under the symbol WBA. As of August 31, 2023, there were approximately 43,816 holders of record of Walgreens Boots Alliance common stock.

The Company has paid cash dividends every quarter since 1933. Future dividends will be determined based on earnings, capital requirements, financial condition, and other debt obligations, fines and/or adverse rulings by courts or arbitrators in legal or regulatory matters, changes in federal, state or foreign income tax law, adverse global macroeconomic conditions, changes to the Company’s business model and other factors considered relevant by the Company's Board of Directors.

The following table provides information about purchases made by the Company during the quarter ended August 31, 2023 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or programs[1]
6/1/23 - 6/30/23	—	$—	—	$2,003,419,960
7/1/23 - 7/31/23	—	—	—	2,003,419,960
8/1/23 - 8/31/23	—	—	—	2,003,419,960
	—		—
1In June 2018, Walgreens Boots Alliance authorized a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 6. Reserved

Not applicable.

WBA Fiscal 2023 Form 10-K	36

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

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance, Inc. and its subsidiaries (“Walgreens Boots Alliance” or the “Company”) is an integrated healthcare, pharmacy and retail leader with a 170-year heritage of caring for customers and patients. Its operations are conducted through three reportable segments:
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

In fiscal 2022, the Company changed the name of two reportable segments to better align with the Company’s business activities, structure and strategy. The “United States” segment was renamed to “U.S. Retail Pharmacy” and the “Walgreens Health” segment was renamed to “U.S. Healthcare”. The segment name changes did not result in any change to the composition of the segments and therefore no change to the historical results of segment operations. The information for these segments for all periods included in these consolidated financial statements has been presented using the new names. See Note 17. Segment reporting and Note 18. Sales, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of opioid litigation settlements, the impact of adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions and pandemics like COVID-19 on our operations and financial results; the financial performance of our equity method investees, including Cencora, Inc. (“Cencora”), formerly known as AmerisourceBergen Corporation, the financial performance of our consolidated subsidiaries in the U.S. Healthcare segment; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws, including the tax law changes in the United States (“U.S.”) and the United Kingdom (“UK”); changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined herein); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; adjustments to Centers for Medicare and Medicaid Services, Medicare Advantage and Medicare rates; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes to management, including turnover of our top executives and our ability to retract and retain qualified associates in the markets in which the Company operates.

Specialty pharmacy
Specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S., a significant portion of which is dispensed outside of traditional retail pharmacies. To better serve the evolving specialty pharmacy market, in March 2017, the Company and Prime Therapeutics LLC (“Prime”), a PBM, closed a transaction to form a combined central specialty pharmacy and mail services company, AllianceRx Walgreens Prime, using an innovative model that sought to align pharmacy, PBMs and health plans to coordinate patient care, improve health outcomes and deliver cost of care opportunities. On December 31, 2021, the Company purchased Prime’s portion of the joint venture and now wholly owns the joint venture, which was renamed AllianceRx Walgreens. Certain clients of AllianceRx Walgreens are not obligated to contract through AllianceRx Walgreens, and have in the past, and may in the future, enter into specialty pharmacy and other agreements without involving AllianceRx Walgreens. Certain clients have chosen not to renew their contracts through AllianceRx Walgreens which impacts gross sales. However, considering the relatively low margin nature of this business, the Company does not anticipate this will have a material impact on operating income.

WBA Fiscal 2023 Form 10-K	37

Opioid litigation settlements
On November 2, 2022, the Company announced that it had agreed to financial amounts and payment terms as part of settlement frameworks (the “Settlement Frameworks”) that have the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. On December 9, 2022, the Company committed the Settlement Frameworks to a proposed settlement agreement (the “Proposed Settlement Agreement”). The Proposed Settlement Agreement became effective on August 7, 2023 (the “Multistate Settlement Agreement”). As of August 31, 2023, the Company has accrued a total $7.0 billion liability associated with the Multistate Settlement Agreement and other opioid-related claims and litigation settlements. The cost of the settlements is reflected in the Consolidated Statement of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment.

See Note 11. Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

COVID-19
Since 2020, COVID-19 has severely impacted, and may continue to directly and indirectly impact, the economies of the U.S., the UK and other countries around the world. COVID-19 created significant public health concerns as well as significant volatility, uncertainty and economic and supply chain disruption in every region in which we operate, which has adversely affected our industries and our business operations. Further, financial and credit markets experienced volatility and could continue to experience volatility due to COVID-19 and other factors.

The Company has and continues to play a critical role in fighting COVID-19. The Company has worked with the Centers for Disease Control and Prevention, U.S. Department of Health and Human Services and the U.S. government to help administer COVID-19 vaccinations to the general public and to high priority groups, including long-term care facility residents and staff. Fiscal 2022 and Fiscal 2021 results included significant contributions from COVID-19 vaccinations and related sales, net of incremental labor and other costs related to the vaccination program. In fiscal 2023, the Company has seen significantly lower COVID-19 vaccine and testing volume. As a result, these COVID-19 related items had a net unfavorable impact on our results for fiscal 2023 compared to fiscal 2022.

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

The U.S. Healthcare segment currently consists of a majority position in Village Practice Management Company, LLC (“VillageMD”), a national provider of value-based care with primary, multi-specialty, and urgent care providers serving patients in traditional clinic settings, in patients’ homes and online appointments; Shields Health Solutions Parent, LLC (“Shields”), a specialty pharmacy integrator and accelerator for hospitals, CCX Next, LLC (“CareCentrix”), a participant in the post-acute and home care management sectors; and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

The Company is aligned into three reportable segments: U.S. Retail Pharmacy, International and U.S. Healthcare. Fiscal 2021 data related to the U.S. Healthcare segment, has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

See Note 17. Segment reporting to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

WBA Fiscal 2023 Form 10-K	38

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

RECENT DEVELOPMENTS

Change of Management
On October 10, 2023, the Company announced that its Board of Directors appointed Timothy Wentworth as Chief Executive Officer (“CEO”) and a member of the Board of Directors of the Company, effective as of October 23, 2023. Mr. Wentworth, 63, has previously served as CEO of Evernorth Health Services, a division of The Cigna Group (“Cigna”); as President, Health Services of Cigna; and as President and CEO of Express Scripts.

On September 1, 2023, the Company announced that its Board of Directors and Rosalind Brewer had mutually agreed that Ms. Brewer would step down as the Company’s CEO and as a member of the Board of Directors, effective August 31, 2023. The Board of Directors appointed Ginger Graham as the Company’s Interim CEO, effective September 1, 2023.

On July 27, 2023, the Company announced the departure of James Kehoe as the Company’s Executive Vice President and Global Chief Financial Officer, effective July 27, 2023. The Board appointed Manmohan Mahajan as the Company’s Interim Global Chief Financial Officer and Todd Heckman as the Company’s Interim Global Controller and Chief Accounting Officer, effective July 27, 2023.

Sale of Option Care Health common stock
In fiscal 2023 the Company sold its remaining interest in Option Care Health for a total consideration of approximately $798 million.

See Note 6. Equity method investments, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Sale of Cencora common stock
In fiscal 2023 the Company sold shares of Cencora common stock for total consideration of approximately $3.4 billion, and the Company also entered into the variable prepaid forward (“VPF”) transactions with third-party financial institutions and received prepayments of $2.6 billion related to the forward sale of up to 17.3 million shares of Cencora common stock.

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

Summit acquisition
On January 3, 2023, VillageMD, through its parent company, following an internal reorganization, completed the acquisition of WP CityMD TopCo (“Summit”), a provider of primary, specialty and urgent care in exchange, for $7.0 billion aggregate consideration, consisting of $4.85 billion of cash consideration paid, $2.05 billion in preferred units of VillageMD issued to Summit equity holders and $100 million of cash to be paid one year following closing. In connection with the amended Agreement and Plan of Merger, and in order to finance the acquisition, the Company and Cigna Health & Life Insurance Company acquired preferred units of VillageMD in exchange for $1.75 billion and $2.5 billion in aggregate consideration, respectively. Following the Summit acquisition, the Company remains the largest and consolidating equity holder of VillageMD with ownership of approximately 53% of the outstanding equity interests on a fully diluted basis.

See Note 3. Acquisitions and other investments to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

CareCentrix acquisition
On March 31, 2023, the Company acquired the remaining 45% equity interest in CareCentrix for approximately $378 million of cash consideration.

WBA Fiscal 2023 Form 10-K	39

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

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024 and increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. In fiscal 2022, the Company increased its annual cost savings target from $3.3 billion to $3.5 billion by the end of fiscal 2024. In fiscal 2023, the Company increased its annual cost savings target from $3.5 billion to $4.5 billion by the end of fiscal 2024. The Company is currently on track to achieve the savings target.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. The Company now plans to reduce its presence by up to 300 Boots stores in the UK and up to 200 stores in the U.S. by end of fiscal 2024, which are incremental to the fiscal 2022 previously planned reductions of approximately 350 Boots stores in the UK and approximately 450 to 500 stores in the U.S. As of August 31, 2023, the Company has closed 291 and 466 stores in the UK and U.S., respectively.

In fiscal 2023, the Company increased its estimate of cumulative pre-tax charges to its GAAP financial results for the Transformational Cost Management Program from $3.6 billion to $3.9 billion to $4.1 billion to $4.4 billion. As a result, pre-tax charges for exit and disposal activities increased from $3.3 billion to $3.6 billion to $3.8 billion to $4.1 billion. The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to the Transformational Cost Management Program as follows:

Transformational Cost Program Activities	Range of Charges
Lease obligations and other real estate costs [1]	$1.5 to $1.6 billion
Asset impairments [2]	$1.0 to $1.1 billion
Employee severance and business transition costs	$1.0 to $1.1 billion
Information technology transformation and other exit costs	$0.3 to $0.4 billion
Total cumulative pre-tax exit and disposal charges	$3.8 to $4.1 billion
Other IT transformation costs	$0.2 to $0.3 billion
Total estimated pre-tax charges	$4.1 to $4.4 billion

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

WBA Fiscal 2023 Form 10-K	40

The total pre-tax charges under the Transformational Cost Management Program, which were primarily recorded in Selling, general and administrative expenses were as follows (in millions):

Fiscal 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$816	$213	$115	$14	$1,158
Other IT transformation costs	14	9	—	—	23
Total pre-tax charges	$830	$222	$115	$14	$1,181

Fiscal 2022	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$546	$118	$—	$25	$690
Other IT transformation costs	57	15	—	—	73
Total pre-tax charges	$603	$134	$—	$26	$763

Fiscal 2021	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$217	$72	$—	$46	$335
Other IT transformation costs	63	19	—	—	82
Total pre-tax charges	$279	$91	$—	$46	$417
See Note 4. Exit and disposal activities to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

WBA Fiscal 2023 Form 10-K	41

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for fiscal 2023, 2022 and 2021:

	(in millions, except per share amounts)
	2023	2022	2021
Sales	$139,081	$132,703	$132,509
Gross profit	27,072	28,265	28,067
Selling, general and administrative expenses	34,205	27,295	24,586
Equity earnings (loss) in Cencora	252	418	(1,139)
Operating (loss) income	(6,882)	1,387	2,342
Adjusted operating income (Non-GAAP measure) [1]	3,871	5,133	5,117
(Loss) earnings before interest and income tax (benefit) provision	(4,839)	4,385	2,900
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	(3,080)	4,337	1,994
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure) [1]	3,439	4,360	4,256
Diluted net (loss) earnings per common share - continuing operations (GAAP)	(3.57)	5.01	2.30
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure) [1]	3.98	5.04	4.91

	Percentage increases (decreases)
	2023	2022	2021
Sales	4.8	0.1	8.6
Gross profit	(4.2)	0.7	7.6
Selling, general and administrative expenses	25.3	11.0	(3.3)
Operating (loss) income	NM	(40.8)	138.4
Adjusted operating income (Non-GAAP measure)- [1]	(24.6)	0.3	8.2
(Loss) earnings before interest and income tax provision	NM	51.2	173.7
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	NM	117.5	NM
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (Non-GAAP measure) [1]	(21.1)	2.5	12.8
Diluted net (loss) earnings per common share - continuing operations (GAAP)	NM	117.6	NM
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure) [1]	(20.9)	2.5	14.6

	Percent to sales
	2023	2022	2021
Gross margin	19.5	21.3	21.2
Selling, general and administrative expenses	24.6	20.6	18.6
1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WBA Fiscal 2023 Form 10-K	42

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
The following information summarizes our results of operations for fiscal 2023 compared to fiscal 2022. For discussion related to the results of operations by segment for fiscal 2022 compared to fiscal 2021, refer to Part II, Item 7. Management's discussion and analysis of financial condition and results of operations in our fiscal 2022 Form 10-K, as amended by Form 10-K/A which was filed with the United States Securities and Exchange Commission on November 23, 2022.

Net loss (GAAP) from continuing operations fiscal 2023 compared to fiscal 2022
Fiscal 2023 net loss attributable to the Company was $3.1 billion compared to net earnings of $4.3 billion in the year ago period. Diluted net loss per share was $3.57 compared to diluted net earnings per share of $5.01 in the year ago period. The decrease in net earnings and diluted net earnings per share reflects a $5.5 billion after-tax charge for opioid-related claims and litigation in the current year and a $2.5 billion after-tax gain on the Company's investments in VillageMD and Shields in the year ago period, partly offset by a $1.7 billion after-tax gain from the partial sale of the Company's investments in Cencora and the complete sale of the Company's investment in Option Care Health.

Operating loss was $6.9 billion in fiscal 2023 compared to operating income of $1.4 billion in fiscal 2022. The decrease is primarily driven by a $6.8 billion pre-tax charge for opioid-related claims and litigation settlements, lower volumes of COVID-19 vaccinations and testing, and planned payroll investments in the U.S. Retail Pharmacy segment, partly offset by higher Boots UK intangible assets impairment charges in the year ago period, lower incentive accruals, International segment growth, and improved retail contributions in the U.S.

Other income, net in fiscal 2023 was $2.0 billion compared to $3.0 billion in fiscal 2022. The decrease in other income is mainly due to the gains on the Company's investments in VillageMD and Shields in the year ago period, partly offset by the pre-tax gain of $1.8 billion from the partial sale of the Company's investments in Cencora and full sale of investment in Option Care Health in the current year.

Interest expense, net was $580 million and $400 million in fiscal 2023 and 2022, respectively. The increase in interest expense was primarily the result of higher short-term benchmark interest rates and incremental facility borrowings associated with the Summit transaction in the current period.

The Company's effective tax rate for fiscal 2023 and 2022 was a benefit of 34.3% and 0.8%, respectively. The increase in the effective tax rate benefit was primarily attributable to a reduction in the valuation allowance, changes to deferred taxes as a result of internal legal entity restructuring, and tax benefits related to a measurement change in prior year tax positions. These benefits were partially offset by the impact of certain nondeductible charges for opioid-related claims and litigation settlements recorded during fiscal 2023. The Company recognized a tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized in the current year against capital gains recognized on the sale of shares in Cencora and other forecasted capital gains. See Note 6. Equity method investments, to the Consolidated Financial Statement included in Part II, Item 8 for further information.

Adjusted net earnings from continuing operations (Non-GAAP measure) fiscal 2023 compared to fiscal 2022
Adjusted net earnings attributable to the Company in fiscal 2023 decreased 21.1 percent to $3.4 billion compared with the year ago period. Adjusted diluted net earnings per share in fiscal 2023 decreased 20.9 percent to $3.98 compared with the year ago period. Adjusted net earnings and adjusted diluted earnings per share were both adversely impacted by 0.6 percentage points as a result of currency translation.

Excluding the impact of currency translation, the decrease in adjusted net earnings for fiscal 2023 primarily reflects a COVID-19 headwind of approximately 21 percent and planned payroll investments in the U.S. Retail Pharmacy segment, partly offset by lower incentive accruals, improved retail contributions in the U.S., and International growth.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Fiscal 2023 Form 10-K	43

RESULTS OF OPERATIONS BY SEGMENT
The following information summarizes our results of operations by segment for fiscal 2023 compared to fiscal 2022.

U.S. Retail Pharmacy
The Company's U.S. Retail Pharmacy segment includes the Walgreens business which is comprised of the operations of retail drugstores, health and wellness services, specialty and home delivery pharmacy services, and its equity method investment in Cencora. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

FINANCIAL PERFORMANCE

	(in millions, except location amounts)
	2023	2022	2021
Sales	$110,314	$109,078	$112,005
Gross profit	22,115	23,669	23,736
Selling, general and administrative expenses	27,674	21,180	20,042
Equity earnings (loss) in Cencora	252	418	(1,139)
Operating (loss) income (GAAP)	(5,307)	2,907	2,554
Adjusted operating income [1]	3,689	5,029	5,019

Number of prescriptions [2]	800.8	819.6	827.5
30-day equivalent prescriptions [2,3]	1,211.6	1,216.4	1,210.6
Number of locations at period end	8,720	8,901	8,973

	Percentage increases (decreases)
	2023	2022	2021
Sales	1.1	(2.6)	4.0
Gross profit	(6.6)	(0.3)	6.4
Selling, general and administrative expenses	30.7	5.7	3.7
Operating (loss) income	NM	13.8	(22.9)
Adjusted operating income [1]	(26.6)	0.2	5.4

Comparable sales [4]	4.9	5.1	5.1
Pharmacy sales	2.1	(5.3)	5.5
Comparable pharmacy sales [4]	7.2	4.7	6.7
Retail sales	(1.6)	5.6	(0.4)
Comparable retail sales [4]	(0.8)	6.1	1.2
Comparable number of prescriptions [2,4]	(1.3)	(1.0)	2.4
Comparable 30-day equivalent prescriptions [2,3,4]	0.6	1.3	5.0

	Percent to sales
	2023	2022	2021
Gross margin	20.0	21.7	21.2
Selling, general and administrative expenses	25.1	19.4	17.9
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

WBA Fiscal 2023 Form 10-K	44

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

Sales fiscal 2023 compared to fiscal 2022
Sales for fiscal 2023 increased by 1.1 percent to $110.3 billion. Comparable sales increased by 4.9 percent in fiscal 2023.

Pharmacy sales increased by 2.1 percent in fiscal 2023, and represented 74.4 percent of the segment’s sales. Pharmacy sales were negatively impacted by a 3.5 percentage point headwind from AllianceRx Walgreens. In fiscal 2022, pharmacy sales decreased 5.3 percent and represented 73.7 percent of the segment’s sales. Comparable pharmacy sales increased 7.2 percent in fiscal 2023, aided by higher brand inflation and mix impacts, compared to an increase of 4.7 percent in the year ago period. Within comparable pharmacy sales, 30-day equivalent prescriptions filled in fiscal 2023 increased by 0.6 percent compared to the year ago period. Total prescriptions filled in fiscal 2023, including immunizations, adjusted to 30-day equivalents, decreased 0.4 percent to 1.2 billion, impacted by lower market growth.

Retail sales decreased by 1.6 percent in fiscal 2023 and were 25.6 percent of the segment’s sales. In comparison, fiscal 2022 retail sales increased by 5.6 percent and comprised 26.3 percent of the segment’s sales. Comparable retail sales decreased 0.8 percent in fiscal 2023 and increased 6.1 percent in fiscal 2022.

Operating loss fiscal 2023 compared to fiscal 2022
Gross profit was $22.1 billion for fiscal 2023, compared to $23.7 billion in the year ago period. Gross profit decreased 6.6 percent primarily driven by lower volumes of COVID-19 vaccinations and testing volumes and pharmacy reimbursement pressure net of procurement savings, partly offset by improved retail gross profit driven by gross margin expansion and improved shrink.

Selling, general and administrative expenses as a percentage of sales were 25.1 percent in fiscal 2023 compared to 19.4 percent in fiscal 2022. The increase is primarily driven by the $6.8 billion pre-tax charge for opioid-related claims and litigation settlements, and planned payroll investments, partly offset by cost savings from the Transformational Cost Management Program and lower incentive accruals.

Operating loss for fiscal 2023 was $5.3 billion, including income of $252 million from the Company's share of equity earnings in Cencora. This compared to $2.9 billion of operating income in the year ago period, including, $418 million from Company's share of equity earnings in Cencora. The decrease was primarily driven by a $6.8 billion pre-tax charge for opioid-related claims and litigation settlements, and lower gross profit.

Adjusted operating income fiscal 2023 compared to fiscal 2022
Adjusted operating income for fiscal 2023 decreased 26.6 percent to $3.7 billion. The decrease reflects a 23.7 percent headwind from lower COVID-19 vaccination and testing volumes, softness in retail comparable sales and continued reimbursement pressure, partly offset by improved retail contributions, selling, general, and administrative expense discipline and lower inventive accruals.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Fiscal 2023 Form 10-K	45

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

FINANCIAL PERFORMANCE

	(in millions, except location amounts)
	2023	2022	2021
Sales	$22,198	$21,830	$20,505
Gross profit	4,704	4,618	4,328
Selling, general and administrative expenses	4,326	4,964	4,101
Operating income (loss)	379	(346)	227
Adjusted operating income [1]	935	726	466

Number of locations at period end	3,960	3,989	4,031

	Percentage increases (decreases)
	2023	2022	2021
Sales	1.7	6.5	43.6
Gross profit	1.9	6.7	14.7
Selling, general and administrative expenses	(12.9)	21.0	(30.1)
Operating income (loss) (GAAP)	NM	NM	110.9
Adjusted operating income [1]	28.8	55.7	197.2

Comparable sales in constant currency [2]	9.5	11.3	3.9
Pharmacy sales	(1.7)	(2.1)	8.7
Comparable pharmacy sales in constant currency [2]	4.7	2.5	6.7
Retail sales	5.8	11.2	5.5
Comparable retail sales in constant currency [2]	12.1	16.9	2.0

	Percent to sales
	2023	2022	2021
Gross margin	21.2	21.2	21.1
Selling, general and administrative expenses	19.5	22.7	20.0
1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Fiscal 2023 Form 10-K	46

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

Sales fiscal 2023 compared to fiscal 2022
Sales for fiscal 2023 increased 1.7 percent to $22.2 billion. The adverse impact of currency translation on sales was 5.1 percentage points. Sales increased 6.8 percent on a constant currency basis, with Boots UK sales growing 9.0 percent, and Germany wholesale business growing 4.7 percent.

Pharmacy sales decreased 1.7 percent in fiscal 2023 and represented 16.5 percent of the segment’s sales. The adverse impact of currency translation on pharmacy sales was 4.5 percentage points. Comparable pharmacy sales in constant currency increased 4.7 percent compared to the year ago period, driven by improved National Health Services (“NHS”) pharmacy funding in the UK and prescription drug inflation in Mexico and Chile, partly offset by lower demand for COVID-19 services.

Retail sales increased 5.8 percent for fiscal 2023 and represented 33.0 percent of the segment’s sales. The adverse impact of currency translation on retail sales was 6.5 percentage points. Comparable retail sales in constant currency increased 12.1 percent driven by higher retail sales in the UK, including market share gains, and the impact of the ongoing recovery in store footfall, especially in flagship, destination stores and travel locations, compared to pre-COVID-19 levels.

Pharmaceutical wholesale sales represented 50.5 percent of the segment’s sales. The increase in sales represents market growth in Germany.

Operating income fiscal 2023 compared to fiscal 2022
Gross profit increased 1.9 percent in fiscal 2023. Gross profit was adversely impacted by 5.4 percentage points or $251 million as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales in the UK, solid execution in our Germany wholesale business and the favorable gross margin impact of NHS pharmacy funding in the UK. This was partially offset by lower demand for pharmacy services in the UK.

Selling, general and administrative expenses for fiscal 2023 decreased 12.9 percent from the year ago period to $4.3 billion, including a favorable currency impact of 4.6 percentage points, or $229 million, as a result of currency translation. Excluding the impact of currency translation, the decrease was primarily driven by higher Boots UK intangible asset impairment charges in the year ago period, real estate gains and effective cost management in Germany, and lower acquisition related costs, compared to the year ago period. This was partially offset by increased expenses, driven by higher inflation, increased in-store and marketing activity in the current period, and the lapping of temporary COVID-19 related benefits and sale-leaseback gains in the UK, in the year ago period.

Operating income for fiscal 2023 was $379 million, compared to an operating loss of $346 million in fiscal 2022. Operating income was adversely impacted by 6.4 percentage points or $22 million, as a result of currency translation. Excluding the impact of currency translation, the increase in operating income was driven by higher Boots UK intangible assets impairment charges in the year ago period, execution in Germany, including real estate gains, and strong performance in UK retail sales. This was partially offset by increased selling, general and administrative expenses, driven by higher inflation, increased in-store and marketing activity in the current period and sale-leaseback gains in the UK in the year ago period.

Adjusted operating income fiscal 2023 compared to fiscal 2022
Adjusted operating income for fiscal 2023 increased $209 million to $935 million. Adjusted operating income was adversely impacted by 3.7 percentage points, or $27 million, as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was driven by strong growth in UK retail sales and execution in Germany, including real estate gains, and the favorable gross margin impact of NHS pharmacy funding, partially offset by increased selling, general and administrative expenses and lower demand for COVID-19 related services in the UK.

WBA Fiscal 2023 Form 10-K	47

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

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a national provider of value-based care with primary, multi-specialty, and urgent care providers serving patients in traditional clinic settings, in patients’ homes and online appointments; Shields, a specialty pharmacy integrator and accelerator for hospitals; CareCentrix, a participant in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services and care management programs to their members and members’ caregivers through both digital and physical channels.

FINANCIAL PERFORMANCE

	(in millions)
	2023	2022	2021
Sales	$6,570	$1,795	$—
Gross profit (loss)	252	(22)	—
Selling, general and administrative expenses	1,977	806	57
Operating loss (GAAP)	(1,725)	(829)	(57)
Adjusted operating loss [1]	(566)	(370)	(57)
Adjusted EBITDA (Non-GAAP measure) [1]	(376)	(312)	(56)

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales fiscal 2023 compared to fiscal 2022
Sales for fiscal 2023 were $6.6 billion, an increase of $4.8 billion compared to the year ago period primarily due to the acquisition of Summit and CareCentrix, which were not included in the year ago period. This is reflective of VillageMD sales of $4.6 billion inclusive of Summit, which closed January 3, 2023, Shields sales of $468 million, and CareCentrix sales of $1.5 billion. Sales for fiscal 2022 were $1.8 billion. This included VillageMD sales of $1.5 billion reflecting ownership since the acquisition date of November 24, 2021 and Shields sales of $286 million reflecting ownership since the acquisition date of October 29, 2021.

Operating loss fiscal 2023 compared to fiscal 2022
Gross profit for fiscal 2023 was $252 million compared to a loss of $22 million in the fiscal 2022. The increase was primarily driven by the acquisition of CareCentrix which was not included in the year ago period and a positive Shields contribution, partially offset by VillageMD expansion.

Selling, general and administrative expenses were $2.0 billion for fiscal 2023 compared to $806 million in fiscal 2022. The increase was driven by the acquisitions of CareCentrix and Summit, which were not included in the year ago period, amortization of acquired intangible assets, and VillageMD clinic expansion.

Operating loss for fiscal 2023 was $1.7 billion compared to a loss of $829 million in fiscal 2022. The increase was primarily driven by higher selling, general, and administrative expenses for VillageMD and the acquisition of Summit.

Adjusted operating loss for fiscal 2023 compared to fiscal 2022
Adjusted operating loss was $566 million for fiscal 2023, compared to a loss of $370 million in fiscal 2022. The current period represents a full year of VillageMD, Shields, and CareCentrix results compared to a partial period of VillageMD and Shields in the year ago period. The increase in loss is mainly driven by VillageMD clinic expansion and lower CityMD visit volume due to a weaker respiratory season. This was partly offset by positive contributions from Shields and CareCentrix, and cost management at Walgreens Health.

WBA Fiscal 2023 Form 10-K	48

Adjusted EBITDA (Non-GAAP measure) for fiscal 2023 compared to fiscal 2022
Adjusted EBITDA was a loss of $376 million for fiscal 2023, compared to a loss of $312 million in fiscal 2022. The lower adjusted EBITDA in the current period is mainly driven by VillageMD clinic expansion and the acquisition of Summit which was not in the year ago period. This was partly offset by positive contributions from Shields and CareCentrix, and cost management at Walgreens Health.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the SEC rules, presented herein to the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (GAAP). The Company has provided the non-GAAP financial measures herein, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. See notes to the “ Net (loss) earnings to Adjusted net earnings & Diluted net (loss) earnings per share to Adjusted diluted net earnings per share” and “Operating loss to Adjusted EBITDA for U.S. Healthcare segment” reconciliation tables for definitions of non-GAAP financial measures and related adjustments presented below.

These supplemental non-GAAP financial measures are presented because management has evaluated the Company’s financial results both including and excluding the adjusted items or the effects of foreign currency translation, as applicable, and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in the Company’s historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein.

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

WBA Fiscal 2023 Form 10-K	49

NON-GAAP RECONCILIATIONS

Operating (loss) income to Adjusted operating income by segments (in millions)

The following are reconciliations of segment GAAP operating (loss) income to segment adjusted operating income (loss), as well as reconciliations of consolidated operating (loss) income (GAAP measure) to consolidated adjusted operating income (Non-GAAP measure):

	Fiscal 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating (loss) income (GAAP)	$(5,307)	$379	$(1,725)	$(228)	$(6,882)
Certain legal and regulatory accruals and settlements	7,466	—	—	—	7,466
Transformational cost management	830	222	115	14	1,181
Acquisition-related amortization	322	60	743	—	1,126
Acquisition-related costs	19	(25)	301	27	323
Impairment of intangible assets	—	299	—	—	299
Adjustments to equity earnings in Cencora	211	—	—	—	211
LIFO provision	187	—	—	—	187
Store damage and inventory loss insurance recovery	(40)	—	—	—	(40)
Adjusted operating income (loss) (Non-GAAP measure)	$3,689	$935	$(566)	$(187)	$3,871

	Fiscal 2022
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$2,907	$(346)	$(829)	$(345)	$1,387
Acquisition-related amortization	398	66	392	—	855
Impairment of intangible assets	—	783	—	—	783
Certain legal and regulatory accruals and settlements	768	—	—	—	768
Transformational cost management	604	133	—	26	763
Acquisition-related costs	(2)	89	67	69	223
Adjustments to equity earnings in Cencora	218	—	—	—	218
LIFO provision	135	—	—	—	135
Adjusted operating income (loss) (Non-GAAP measure)	$5,029	$726	$(370)	$(251)	$5,133

WBA Fiscal 2023 Form 10-K	50

	Fiscal 2021
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$2,554	$227	$(57)	$(382)	$2,342
Adjustments to equity loss in Cencora	1,645	—	—	—	1,645
Acquisition-related amortization	448	75	—	—	523
Transformational cost management	279	91	—	46	417
Certain legal and regulatory accruals and settlements	75	—	—	—	75
Acquisition-related costs	6	24	—	24	54
Impairment of intangible assets	—	49	—		49
LIFO provision	13	—	—	—	13
Adjusted operating income (loss) (Non-GAAP measure)	$5,019	$466	$(57)	$(311)	$5,117

The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

WBA Fiscal 2023 Form 10-K	51

Net (loss) earnings to Adjusted net earnings & Diluted net (loss) earnings per share to Adjusted diluted net earnings per share (in millions)

	2023	2022	2021
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. - continuing operations (GAAP)	$(3,080)	$4,337	$1,994

Adjustments to operating (loss) income:
Certain legal and regulatory accruals and settlements [1]	7,466	768	75
Transformational cost management [2]	1,181	763	417
Acquisition-related amortization [3]	1,126	855	523
Acquisition-related costs [4]	323	223	54
Impairment of intangible assets [5]	299	783	49
Adjustments to equity earnings in Cencora [6]	211	218	1,645
LIFO provision [7]	187	135	13
Store damage and inventory loss insurance recovery [8]	(40)	—	—
Total adjustments to operating (loss) income	10,752	3,746	2,775

Adjustments to other income, net:
Impairment of equity method investment and investments in debt and equity securities [9]	—	190	—
Loss on disposal of business [10]	34	38	—
(Gain) loss on certain non-hedging derivatives [11]	(19)	1	8
Gain on investments, net [12]	(109)	(2,576)	—
Gain on sale of equity method investment [13]	(1,855)	(559)	(290)
Total adjustments to other income, net	(1,949)	(2,906)	(281)

Adjustments to interest expense, net:
Early debt extinguishment [14]	—	4	414
Total adjustments to interest expense, net	—	4	414

Adjustments to income tax (benefit) provision:
UK tax rate change [15]	—	—	378
Equity method non-cash tax [15]	44	70	(161)
Tax impact of adjustments [15]	(2,187)	(752)	(283)
Total adjustments to income tax (benefit) provision	(2,143)	(681)	(65)

Adjustments to post-tax earnings from other equity method investments:
Adjustments to earnings in other equity method investments [16]	40	58	(504)
Total adjustments to post-tax earnings from other equity method investments	40	58	(504)

Adjustments to net loss attributable to non-controlling interests - continuing operations:
LIFO provision [7]	—	—	(2)
Transformational cost management [2]	—	(1)	1
Early debt extinguishment [14]	—	(1)	—
Loss on business disposition [10]	(14)	—	—
Acquisition-related costs [4]	(80)	(32)	—
Discrete tax items [15]	108	—	—
Acquisition-related amortization [3]	(196)	(164)	(75)
Total adjustments to net loss attributable to non-controlling interests - continuing operations	(182)	(198)	(77)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) - continuing operations	$3,439	$4,360	$4,256

WBA Fiscal 2023 Form 10-K	52

	2023	2022	2021
Net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (GAAP)	$—	$—	$548
Acquisition-related amortization [3]	—	—	28
Transformational cost management [2]	—	—	1
Acquisition-related costs [4]	—	—	92
Gain on disposal of discontinued operations [10]	—	—	(322)
Tax impact of adjustments [15]	—	—	(6)
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations	$—	—	(206)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. - discontinued operations (Non-GAAP measure)	$—	$—	$342

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$3,439	$4,360	$4,598

Diluted net (loss) earnings per common share - continuing operations (GAAP) [17]	$(3.57)	$5.01	$2.30
Adjustments to operating (loss) income	12.45	4.33	3.20
Adjustments to other income, net	(2.26)	(3.36)	(0.32)
Adjustments to interest expense, net	—	0.01	0.48
Adjustments to income tax (benefit) provision	(2.48)	(0.79)	(0.08)
Adjustments to post-tax earnings from other equity method investments	0.05	0.07	(0.58)
Adjustments to net loss attributable to non-controlling interests	(0.21)	(0.23)	(0.09)
Adjusted diluted net earnings per common share - continuing operations (Non-GAAP measure) [18]	$3.98	$5.04	$4.91

Diluted net earnings per common share - discontinued operations (GAAP)	—	—	0.63
Total adjustments to net earnings attributable to Walgreens Boots Alliance, Inc. – discontinued operations	—	—	(0.24)
Adjusted diluted net earnings per common share - discontinued operations (Non-GAAP measure)	$—	$—	$0.39

Adjusted diluted net earnings per common share (Non-GAAP measure)	$3.98	$5.04	$5.31

Weighted average common shares outstanding, diluted (in millions) [18]	864.0	865.9	866.4

Operating loss to Adjusted EBITDA for the U.S. Healthcare segment (in millions)

	2023	2022	2021
Operating loss (GAAP) [19]	$(1,725)	$(829)	$(57)
Acquisition-related amortization [3]	743	392	—
Acquisition-related costs [4]	301	67	—
Transformational cost management [2]	115	—	—
Adjusted operating loss	(566)	(370)	(57)
Depreciation expense	129	36	1
Stock-based compensation expense [20]	61	22	—
Adjusted EBITDA (Non-GAAP measure)	$(376)	$(312)	$(56)

WBA Fiscal 2023 Form 10-K	53

1
Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings, including legal defense costs. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Selling, general and administrative expenses within the Consolidated Statement of Earnings. In fiscal 2023, the Company recorded charges related to the opioid litigation settlement frameworks and certain other legal matters. In fiscal 2022, the Company recorded charges related to a settlement agreement with the State of Florida to resolve all claims related to the distribution and dispensing of prescription opioid medications across the Company’s pharmacies in the State of Florida.

2
Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded within Selling, general and administrative expenses within the Consolidated Statement of Earnings. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.

3	Acquisition-related amortization includes amortization of acquisition-related intangible assets, inventory valuation adjustments and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, trade names, trademarks, developed technology and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within Selling, general and administrative expenses. The stock-based compensation fair valuation adjustment reflects the difference between the fair value based remeasurement of awards under purchase accounting and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.
4	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities recorded in operating income within the Consolidated Statement of Earnings. Examples of such costs include deal costs, severance, stock compensation and employee transaction success bonuses. These charges are primarily recorded within Selling, general and administrative expenses. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.
5	Impairment of intangible assets do not relate to the ordinary course of the Company’s business. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Selling, general and administrative expenses. In fiscal 2023, the Company recognized a $431 million impairment of pharmacy license intangible assets in Boots UK of which $132 million was attributed to additional store closures recognized as part of the Transformational Cost Management Program. In fiscal 2022, the Company recorded an impairment loss of $783 million, related to indefinite-lived pharmacy license and trade name intangible assets in the Boots reporting unit, part of the International segment.
6	Adjustments to equity earnings in Cencora consist of the Company’s proportionate share of non-GAAP adjustments reported by Cencora consistent with the Company’s non-GAAP measures.
7	The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the U.S. Retail Pharmacy segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
8	Store damage and inventory loss insurance recovery for losses incurred in fiscal 2020 as a result of looting in the U.S.
9	Impairment of equity method investment and investments in debt and equity securities includes impairment of certain investments. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business and it does not incur such charges on a predictable basis. Exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Other income, net.
10	Includes gains or losses related to the sale of businesses. These charges are recorded to Other income, net, in the Consolidated Statement of Earnings. In fiscal 2021, the Company recorded a net gain of $322 million within results of discontinued operations related to the sale of the Alliance Healthcare business. These amounts were excluded as it is not reflective of normal operating activities.
11	Includes fair value gains or losses on the variable prepaid forward derivatives and certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within Other income, net. The Company does not believe this volatility related to the mark-to-market adjustments on the underlying derivative instruments reflects the Company’s operational performance.
12
Includes significant gains resulting from the change in classification of investments as well as fair value adjustments recorded on investments in equity securities to Other income, net. In fiscal 2023, the Company recorded pre-tax gains of $109 million related to the change in classification of its previously held equity method investment in Option Care Health to an investment in equity security held at fair value and subsequent related fair value adjustments. In fiscal 2022, the Company recorded pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively, related to the change in classification of previously held minority equity interests and debt securities to fair value on business combinations. These gains were recorded in Other income, net.

13
In fiscal 2023 and 2022, the Company recorded gains within Other income, net within the Consolidated Statement of Earnings resulting from the partial sale of its investment in Cencora and full sale of its equity method investment in Option Care Health. In fiscal 2021, the Company recorded a gain on the partial sale of its investment in Option Care Health.

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

15	Adjustments to income tax (benefit) provision include adjustments to the GAAP basis tax (benefit) provision commensurate with non-GAAP adjustments and certain discrete tax items including UK tax law changes and equity method non-cash tax. These charges are recorded within income tax (benefit) provision.

WBA Fiscal 2023 Form 10-K	54

16	Adjustments to post-tax earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded within post-tax earnings from other equity method investments. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees. In fiscal 2021, due to partial sales of ownership interests in Option Care Health, our then equity method investee HC Group Holdings lost the ability to control Option Care Health and, therefore, deconsolidated Option Care Health in its financial statements. As a result of this deconsolidation, HC Group Holdings recognized a gain of $1.2 billion and the Company recorded its share of equity earnings in HC Group Holdings of $576 million.
17	Due to the anti-dilutive effect resulting from the reported net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the calculation of weighted-average common shares outstanding for diluted net loss per common share in fiscal 2023.
18	Includes impact of potentially dilutive securities in the calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes in fiscal 2023.
19	The Company reconciles Adjusted EBITDA for the U.S. Healthcare segment to Operating loss as the closest GAAP measure for the segment profitability. The Company does not measure Net earnings attributable to Walgreens Boots Alliance, Inc. for its segments.
20	Includes GAAP stock-based compensation expense excluding expenses related to acquisition-related amortization and acquisition-related costs.

The Company considers certain metrics presented in this Annual Report on Form 10-K, such as comparable sales (in constant currency), comparable pharmacy sales (in constant currency), comparable retail sales (in constant currency), comparable number of prescriptions and comparable 30-day equivalent prescriptions to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures, which are described in more detail in this Annual Report on Form 10-K, may not be comparable to similarly-titled performance indicators used by other companies.

WBA Fiscal 2023 Form 10-K	55

LIQUIDITY AND CAPITAL RESOURCES
The Company's long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its core strategies; invest in strategic opportunities that reinforce its core strategies and meet return requirements; and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term. In June 2018, the Company’s Board of Directors reviewed and refined the Company’s dividend policy to set forth the Company’s current intention to increase its dividend each year. The Company has paid cash dividends every quarter since 1933. However, the Company is dependent on funding from its subsidiaries to pay dividends and meet its obligations. If the Company’s subsidiaries’ financial performance and earnings are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, the Company may reduce or may not be able to make dividend payments to its stockholders. Future dividends will be determined based on earnings, capital requirements, financial condition, and other debt obligations, fines and/or adverse rulings by courts or arbitrators in legal or regulatory matters, changes in federal, state or foreign income tax law, adverse global macroeconomic conditions, changes to the Company’s business model and other factors considered relevant by the Company's Board of Directors at its sole discretion. For further information regarding the Company’s dependence on its subsidiaries to pay dividends and meet its obligations, please see Part I, Item 1A, Risk factors.

The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. Additionally, the Company's cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions and pandemics like COVID-19. For further information regarding the impact of adverse macroeconomic conditions on the Company, including on its liquidity and capital resources, please see Part I, Item 1A, Risk factors.

The Company expects to fund its working capital needs, capital expenditures, expansion, acquisitions, dividend payments, stock repurchases and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, commercial paper programs, working capital financing arrangements, debt offerings, sale of marketable securities, current cash, and monetization of investments and other assets. As of August 31, 2023, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $6.8 billion, with no funds drawn under these facilities. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds to meet the Company's needs for at least the next 12 months. See Part II, Item 7A, Qualitative and quantitative disclosure about market risk, for a discussion of certain financing and market risks. See Note 8. Debt, to the Consolidated Financial Statements included in Part II, Item 8 for further information on the Company’s debt instruments and its recent financing actions.

Cash, cash equivalents, marketable securities and restricted cash were $856 million (including $144 million in non-U.S. jurisdictions) and $2.6 billion (including $188 million in non-U.S. jurisdictions) as of August 31, 2023 and August 31, 2022, respectively. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

As of August 31, 2023, the Company has recorded a $7.0 billion liability to resolve a substantial majority of opioid-related claims and litigation settlements and is expected to make payments for remediation and legal fees over the next 15 years. See Note 11. Commitments and contingencies to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

At August 31, 2023, the Company's letters of credit issued and guarantees outstanding were not material.

Cash flows from operating activities
Net cash provided by operating activities was $2.3 billion, $3.9 billion and $5.6 billion in fiscal 2023, 2022 and 2021, respectively. The decrease in cash provided by operating activities in fiscal 2023 compared to fiscal 2022 is primarily driven by lower earnings and, opioid related legal settlement payments, partially offset by changes in net working capital. Changes in net working capital are primarily driven by lower cash outflows from inventories, trade accounts payable, accrued expenses and other liabilities, and income taxes, partially offset by lower cash inflows from accounts receivable.

Cash flows from investing activities
Net cash (used for) provided by investing activities was $(3.1) billion, $(1.1) billion and $4.1 billion in fiscal 2023, 2022 and 2021, respectively.

WBA Fiscal 2023 Form 10-K	56

Net cash used for investing activities in fiscal 2023 includes cash outflows for the acquisition of Summit Health, net of cash acquired of $6.7 billion, offset by cash proceeds of $4.2 billion related to the Company's sale of Cencora and Option Care Health common stock and cash proceeds of $1.8 billion from sale-leaseback transactions.

Net cash used for investing activities in fiscal 2022 includes cash outflows associated with business, investment and asset acquisitions, net of cash acquired of VillageMD, Shields and CareCentrix for $0.8 billion, $0.9 billion and $0.1 billion, respectively, offset by cash proceeds of $1.3 billion related to the Company's sale of Cencora and Option Care Health common stock and cash proceeds of $1.3 billion from sale-leaseback transactions. See Note 6. Equity method investments and Note 3. Acquisitions and other investments, to the Consolidated Financial Statement included in Part II, Item 8 for further information.

Net cash provided by investing activities in fiscal 2021 includes proceeds from sale of business, net of cash disposed of $5.5 billion, related to the disposition of Alliance Healthcare business, cash proceeds from sale-leaseback transactions of $856 million and proceeds from the partial sale of ownership interest in Option Care Health by the Company's then equity method investee HC Group Holdings of $453 million. Net cash provided by investing activities was partially offset by cash outflows associated with business, investment and asset acquisitions, net of cash, of $1.4 billion.

Capital Expenditure
Capital expenditure includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

	2023	2022	2021
U.S. Retail Pharmacy	$1,421	$1,207	$1,030
International	308	295	243
U.S. Healthcare	375	218	34
Corporate and Other	13	15	5
Discontinued operations	—	—	67
Total additions to property, plant and equipment	$2,117	$1,734	$1,379

The increase in capital expenditures was primarily driven by maintenance and growth capital projects, including growth initiatives in the U.S. Healthcare segment, including VillageMD clinic expansion.

Cash flows from financing activities
Net cash used for financing activities was $887 million, $1.5 billion and $9.0 billion in fiscal 2023, 2022 and 2021, respectively.

In fiscal 2023, 2022 and 2021, proceeds from debt, primarily from revolving credit facilities, commercial paper and the issuance of notes, were $6.3 billion, $11.9 billion and $12.7 billion, respectively. In fiscal 2023, 2022 and 2021 payments of debt, primarily for revolving credit facilities and commercial paper, were $9.0 billion, $8.4 billion and $15.3 billion, respectively.

In fiscal 2023, the Company acquired $1.3 billion of non-controlling interests related to the acquisition of the remaining equity interest in Shields and CareCentrix. In fiscal 2022, the Company acquired $2.1 billion of non-controlling interests primarily related to the acquisition of VillageMD. Financing activities in fiscal 2023 include $2.7 billion in proceeds from the issuance of preferred units in VillageMD to Cigna Health & Life Insurance Company, as part of the Summit acquisition and subsequent exercise of tranche rights. See Note 3. Acquisitions and other investments to the Consolidated Financial Statement included in Part II, Item 8 for further information.

In fiscal 2023, the Company also entered into VPF transactions with third-party financial institutions and received prepayments of $2.6 billion related to the forward sale of up to 17.3 million shares of Cencora common stock. See Note 6. Equity method investments and Note 9. Financial instruments, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

The Company purchased treasury shares to support the needs of the employee stock plans totaling $150 million, $187 million and $110 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The Company did not repurchase stock pursuant to the stock repurchase programs described below.

Cash dividends paid were $1.7 billion, $1.7 billion and $1.6 billion in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

WBA Fiscal 2023 Form 10-K	57

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

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of August 31, 2023. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

Debt covenants
Each of the Company’s credit facilities described in Note 8. Debt, to the Consolidated Financial Statements included in Part II, Item 8, contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of August 31, 2023, the Company was in compliance with all such applicable financial covenants.

Credit ratings
As of October 12, 2023, the credit ratings of Walgreens Boots Alliance were:

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

CRITICAL ACCOUNTING ESTIMATES
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Statements of Earnings and corresponding Consolidated Balance Sheets accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairment, long-lived assets impairment, cost of sales and inventory, equity method investments, pension and post-retirement benefits, contingencies and income taxes. The Company uses the following methods to determine its estimates:

WBA Fiscal 2023 Form 10-K	58

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

Finance leases are recognized within property, plant and equipment and as a finance lease liability within accrued expenses and other liabilities and other non-current liabilities.

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

WBA Fiscal 2023 Form 10-K	59

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions with respect to the business and financial performance of the Company’s reporting units. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization, working capital requirements and capital expenditures. The Company also compares the sum of estimated fair values of reporting units to the Company’s fair value as implied by the market value of its equity. This comparison provides an indication that, in total, assumptions and estimates are reasonable. Future declines in the overall market value of the Company’s equity securities may provide an indication that the fair value of one or more reporting units has declined below its carrying value.

Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized and the asset is written down to its estimated fair value. Indefinite-lived intangible assets fair values are estimated using the relief from royalty method and multi-period excess earnings method of the income approach. The determination of the fair value of the indefinite-lived intangibles requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: forecasts of revenue, the selection of appropriate royalty rate and discount rates.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, could have a significant impact on either the fair value of the reporting units and indefinite-lived intangibles, the amount of any goodwill and indefinite-lived intangible impairment charges, or both. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as the Company's profitability. The Company continues to monitor these potential impacts and economic, industry and market trends, and the impact these may have on the reporting units.

Impairment of long lived assets – The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, typically at the store level for retail pharmacy operations. Long-lived assets related to the Company’s retail pharmacy operations include property, plant and equipment, definite-lived intangibles, and right of use assets. If the asset group fails the recoverability test, then an impairment charge is determined based on the difference between the fair value of the asset group compared to its carrying value. Fair value of the asset group is generally determined using the income approach based on cash flows expected from the use and eventual disposal of the asset group.

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

The Company values inventories on a lower of cost and net realizable value or market basis. Inventories include product costs, inbound freight, direct labor, warehousing costs for retail pharmacy operations, and distribution costs of products, and are reduced by vendor allowances not classified as a reduction of advertising expense. The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. The Company’s International segment inventory is accounted for using average cost and the first-in-first-out (“FIFO”) method.

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

WBA Fiscal 2023 Form 10-K	60

Healthcare services
For operations and activities related to the provision of healthcare, cost of services includes activities that are directly related to the provision of care, including medical claims expense, cost of care, clinic operating and support costs, and allocated depreciation and amortization.

Medical claims expense represents medical claims expenses related to fee-for-service and value-based arrangements and primarily includes costs for third-party healthcare service providers, including contracted providers, that provide medical care to patients. Medical claims expense and the liability for unpaid claims include estimates of the Company’s obligations for medical care services that have been rendered by third parties for which the Company is contractually obligated to pay, but for which claims have either not yet been received, processed or paid. The Company develops estimates for medical care services incurred but not reported (“IBNR”) utilizing actuarial models when a sufficient amount of medical claims history is available from the third-party healthcare service providers. In developing its unpaid claims liability estimates, the Company applies different estimation methods depending on which incurred claims are being estimated.

Cost of care represents the cost of employed providers and certain affiliated providers, including base compensation, quality incentive bonuses, provider benefits and share-based compensation. Clinic operating and support costs include costs incurred to operate clinics, including clinical care support staff, patient support staff, population health management employees, rent, utilities and supplies.

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

WBA Fiscal 2023 Form 10-K	61

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, any statements regarding the Company's future operations, financial or operating results, capital allocation, anticipated debt levels and ratios, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “transform,” “accelerate,” “model,” “long-term,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” “potential,” “preliminary,” and variations of such words and similar expressions are intended to identify such forward-looking statements.

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

WBA Fiscal 2023 Form 10-K	62

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

Information regarding the Company’s transactions and financial instruments are set forth in Note 9. Financial instruments, to the Consolidated Financial Statements included in Part II, Item 8. These financial instruments are sensitive to changes in interest rates. As of August 31, 2023, the Company had $1.3 billion of debt obligations at floating interest rates. A 100 basis point increase in prevailing short-term interest rates would increase annual interest expense on floating rate debt, by approximately $13 million.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of August 31, 2023, by approximately $42 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in Cencora common stock price may have a significant impact on the fair value of the equity investment in Cencora and the related variable prepaid forward derivative contracts described in Note 6. Equity method investments and Note 9. Financial instruments, to the Consolidated Financial Statements included in Part II, Item 8.

WBA Fiscal 2023 Form 10-K	63

Item 8. Financial statements and supplementary data

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At August 31, 2023 and 2022
(in millions, except shares and per share amounts)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$728	$1,358
Marketable securities	11	1,114
Accounts receivable, net	5,381	5,017
Inventories	8,257	8,353
Other current assets	1,127	1,059
Total current assets	15,503	16,902
Non-current assets:
Property, plant and equipment, net	11,587	11,729
Operating lease right-of-use assets	21,667	21,259
Goodwill	28,187	22,280
Intangible assets, net	13,635	10,730
Equity method investments (see Note 6)	3,497	5,495
Other non-current assets	2,550	1,730
Total non-current assets	81,125	73,222
Total assets	$96,628	$90,124

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$917	$1,059
Trade accounts payable (see Note 19)	12,635	11,255
Operating lease obligations	2,347	2,286
Accrued expenses and other liabilities	8,426	7,899
Income taxes	209	84
Total current liabilities	24,535	22,583
Non-current liabilities:
Long-term debt	8,145	10,615
Operating lease obligations	22,124	21,517
Deferred income taxes	1,318	1,442
Accrued litigation obligations	6,261	551
Other non-current liabilities	5,757	3,009
Total non-current liabilities	43,605	37,134
Commitments and contingencies (see Note 11)
Total liabilities	68,140	59,717
Redeemable non-controlling interests	167	1,042
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at August 31, 2023 and August 31, 2022	12	12
Paid-in capital	10,661	10,950
Retained earnings	33,058	37,801
Accumulated other comprehensive loss	(2,993)	(2,805)
Treasury stock, at cost; 308,839,832 shares at August 31, 2023 and 307,874,161 shares at August 31, 2022	(20,717)	(20,683)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	20,020	25,275
Non-controlling interests	8,302	4,091
Total equity	28,322	29,366
Total liabilities, redeemable non-controlling interests and equity	$96,628	$90,124

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2023 Form 10-K	64

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended August 31, 2023, 2022 and 2021
(in millions, except shares)

		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2020	865,603,519	$12	$(20,575)	$10,761	$(3,771)	$34,210	$498	$21,136
Net earnings (loss)	—	—	—	—	—	2,542	(31)	2,512
Other comprehensive income, net of tax	—	—	—	—	1,663	—	6	1,669
Dividends declared and distributions	—	—	—	—	—	(1,629)	—	(1,629)
Treasury stock purchases	(3,000,000)	—	(110)	—	—	—	—	(110)
Employee stock purchase and option plans	2,770,117	—	92	(33)	—	—	—	59
Stock-based compensation	—	—	—	155	—	—	—	155
Adoption of new accounting standards	—	—	—	—	—	(3)	(3)	(6)
Business combination	—	—	—	120	—	—	—	120
Non-controlling interests contribution and other	—	—	—	(15)	—	—	(69)	(84)
August 31, 2021	865,373,636	$12	$(20,593)	$10,988	$(2,109)	$35,121	$402	$23,822
Net earnings (loss)	—	—	—	—	—	4,337	(199)	4,138
Other comprehensive loss, net of tax	—	—	—	—	(696)	—	(32)	(728)
Dividends declared and distributions	—	—	—	—	—	(1,657)	(7)	(1,664)
Treasury stock purchases	(3,910,000)	—	(187)	—	—	—	—	(187)
Employee stock purchase and option plans	3,175,821	—	97	(70)	—	—	—	27
Stock-based compensation	—	—	—	133	—	—	95	228
Acquisition of non-controlling interests	—	—	—	74	—	—	(118)	(44)
Business combination	—	—	—	—	—	—	3,944	3,944
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(175)	—	—	5	(170)
August 31, 2022	864,639,457	$12	$(20,683)	$10,950	$(2,805)	$37,801	$4,091	$29,366
Net loss	—	—	—	—	—	(3,080)	(427)	(3,507)
Other comprehensive (loss) income, net of tax	—	—	—	—	(189)	—	13	(176)
Dividends declared and distributions	—	—	—	—	—	(1,663)	(51)	(1,714)
Treasury stock purchases	(4,438,228)	—	(150)	—	—	—	—	(150)
Employee stock purchase and option plans	3,472,557	—	116	(71)	—	—	—	45
Stock-based compensation	—	—	—	58	—	—	133	191
Acquisition of non-controlling interests	—	—	—	171	—	—	13	184
Business combination	—	—	—	(16)	—	—	4,534	4,518
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(431)	—	—	(4)	(435)
August 31, 2023	863,673,786	$12	$(20,717)	$10,661	$(2,993)	$33,058	$8,302	$28,322

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2023 Form 10-K	65

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended August 31, 2023, 2022 and 2021
(in millions, except per share amounts)

	2023	2022	2021
Sales	$139,081	$132,703	$132,509
Cost of sales	112,009	104,437	104,442
Gross profit	27,072	28,265	28,067
Selling, general and administrative expenses	34,205	27,295	24,586
Equity earnings (loss) in Cencora	252	418	(1,139)
Operating (loss) income	(6,882)	1,387	2,342
Other income, net	2,043	2,998	558
(Loss) earnings before interest and income tax (benefit) provision	(4,839)	4,385	2,900
Interest expense, net	580	400	905
(Loss) earnings before income tax (benefit) provision	(5,419)	3,985	1,995
Income tax (benefit) provision	(1,858)	(30)	667
Post-tax earnings from other equity method investments	33	50	627
Net (loss) earnings from continuing operations	(3,528)	4,065	1,955
Net earnings from discontinued operations	—	—	557
Net (loss) earnings	(3,528)	4,065	2,512
Net loss attributable to non-controlling interests - continuing operations	(448)	(271)	(39)
Net earnings attributable to non-controlling interests - discontinued operations	—	—	9
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc.	$(3,080)	$4,337	$2,542

Net (loss) earnings attributable to Walgreens Boots Alliance, Inc.:
Continuing operations	$(3,080)	$4,337	$1,994
Discontinued operations	—	—	548
Total	$(3,080)	$4,337	$2,542
Basic net (loss) earnings per common share:
Continuing operations	$(3.57)	$5.02	$2.31
Discontinued operations	—	—	0.63
Total	$(3.57)	$5.02	$2.94
Diluted net (loss) earnings per common share:
Continuing operations	$(3.57)	$5.01	$2.30
Discontinued operations	—	—	0.63
Total	$(3.57)	$5.01	$2.93

Weighted average common shares outstanding:
Basic	863.2	864.4	864.8
Diluted	863.2	865.9	866.4

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2023 Form 10-K	66

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended August 31, 2023, 2022 and 2021
(in millions)

	2023	2022	2021
Net (loss) earnings	$(3,528)	$4,065	$2,512

Other comprehensive (loss) income, net of tax:
Pension/post-retirement obligations	(541)	203	389
Unrealized (loss) gain on cash flow hedges	(2)	7	21
Net investment hedges (loss) gain	(130)	248	(1)
Movement on available for sale debt securities	(2)	(95)	96
Share of other comprehensive income (loss) of equity method investments	122	(226)	(18)
Currency translation adjustments	377	(865)	1,182
Total other comprehensive (loss) income	(176)	(728)	1,669

Total comprehensive (loss) income	(3,704)	3,337	4,181

Comprehensive loss attributable to non-controlling interests	(435)	(303)	(25)

Comprehensive (loss) income attributable to Walgreens Boots Alliance, Inc.	$(3,269)	$3,640	$4,205

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2023 Form 10-K	67

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2023, 2022 and 2021
(in millions)

	2023	2022	2021
Cash flows from operating activities:
Net (loss) earnings	$(3,528)	$4,065	$2,512
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	2,257	1,990	1,973
Deferred income taxes	(2,371)	(366)	233
Stock compensation expense	385	391	155
(Earnings) loss from equity method investments	(286)	(468)	498
Impairment of intangibles and long-lived assets	1,293	1,214	248
Loss on early extinguishment of debt	—	6	414
Gain on previously held investment interests	—	(2,576)	—
Gain on sale of equity method investments	(1,855)	(559)	(321)
Gain on sale-leaseback transactions	(925)	(619)	(367)
Other	(157)	326	(218)
Changes in operating assets and liabilities:
Accounts receivable, net	72	808	(1,451)
Inventories	287	(433)	165
Other current assets	(188)	(72)	(46)
Trade accounts payable	1,243	244	842
Accrued expenses and other liabilities	(561)	(138)	1,046
Income taxes	441	(51)	160
Accrued litigation obligations	6,378	—	—
Other non-current assets and liabilities	(228)	137	(288)
Net cash provided by operating activities	2,258	3,899	5,555
Cash flows from investing activities:
Additions to property, plant and equipment	(2,117)	(1,734)	(1,379)
Proceeds from sale-leaseback transactions	1,767	1,308	856
Proceeds from sale of business, net of cash disposed	—	—	5,527
Proceeds from sale of other assets	4,495	1,334	453
Business, investment and asset acquisitions, net of cash acquired	(7,313)	(2,189)	(1,431)
Other	75	216	46
Net cash (used for) provided by investing activities	(3,094)	(1,064)	4,072
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	(1)	(11)	(909)
Proceeds from debt	6,276	11,958	12,726
Payments of debt	(8,978)	(8,360)	(15,257)
Acquisition of non-controlling interests	(1,316)	(2,108)	—
Proceeds from issuance of non-controlling interests	2,725	—	—
Proceeds from variable prepaid forward	2,568	—	—
Treasury stock purchases	(150)	(187)	(110)
Proceeds related to employee stock plans, net	45	27	59
Cash dividends paid	(1,659)	(1,659)	(1,617)
Early debt extinguishment	—	(1,591)	(3,687)
Other	(396)	432	(241)
Net cash used for financing activities	(887)	(1,499)	(9,036)
Effect of exchange rate changes on cash, cash equivalents, marketable securities and restricted cash	20	(47)	(66)
Changes in cash, cash equivalents, marketable securities and restricted cash
Net (decrease) increase in cash, cash equivalents, marketable securities and restricted cash	(1,702)	1,288	525
Cash, cash equivalents, marketable securities and restricted cash at beginning of period	2,558	1,270	746
Cash, cash equivalents, marketable securities and restricted cash at end of period	$856	$2,558	$1,270

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2023 Form 10-K	68

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of major accounting policies

Organization
Walgreens Boots Alliance Inc. and its subsidiaries (the “Company”), is an integrated healthcare, pharmacy and retail leader with a 170-year heritage of caring for customers and patients. Its operations are conducted through three reportable segments: U.S. Retail Pharmacy, International and U.S. Healthcare. See Note 17. Segment reporting and Note 18. Sales, for further information.

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

Adverse global macroeconomic conditions, the influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payor and customer relationships and terms, strategic transactions including acquisitions, dispositions and changes in laws and regulations in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years.

On June 1, 2021, the Company completed the sale of the majority of the Company's Alliance Healthcare business as well as a portion of the Company’s retail pharmacy international businesses in Europe (“Disposal Group”) to Cencora, Inc. (“Cencora”), formerly known as AmerisourceBergen Corporation (“AmerisourceBergen”). The Disposal Group met the criteria to be reported as discontinued operations. Therefore, the operating results of the Disposal Group are reported as discontinued operations for fiscal 2021. Unless otherwise specified, disclosures in these Consolidated Financial Statements reflect continuing operations only. See Note 2. Discontinued operations, for further information.

Effective as of the first quarter of fiscal 2022, the Company is aligned into three reportable segments: U.S. Retail Pharmacy, International and U.S. Healthcare. In fiscal 2022, the Company changed the name of two reportable segments to better align with the Company’s business activities, structure and strategy. The “United States” segment was renamed to “U.S. Retail Pharmacy” and the “Walgreens Health” segment was renamed to “U.S. Healthcare”. The segment name changes did not result in any change to the composition of the segments and therefore no change to the historical results of segment operations. The information for these segments for all periods included in these consolidated financial statements has been presented using the new names. See Note 17. Segment reporting for further information.

Certain amounts in the Consolidated Financial Statements and associated notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented. Certain prior period data, has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, qualifying money market funds, and other highly liquid investments with an original maturity of three months or less. Credit and debit card receivables, which generally settle within one to seven business days, of $122 million and $127 million were included in cash and cash equivalents at August 31, 2023 and 2022, respectively.

Restricted cash and other cash flows from operating activities
Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agreements and cash restricted by law and other obligations.

WBA Fiscal 2023 Form 10-K	69

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents, marketable securities and restricted cash in the Consolidated Statements of Cash Flows for fiscal 2023, 2022 and 2021 (in millions):

	August 31, 2023	August 31, 2022	August 31, 2021
Cash and cash equivalents	$728	$1,358	$559
Marketable securities	11	1,114	634
Cash and cash equivalents - assets held for sale (included in other current assets)	24	—	—
Restricted cash (included in other current and non-current assets)	93	86	77
Cash, cash equivalents, marketable securities and restricted cash	$856	$2,558	$1,270

Other cash flows from operating activities
Other cash outflows from operating activities primarily include non-cash adjustments. For fiscal 2023, the adjustments of $157 million primarily include a gain of $83 million from the reclassification of Option Care Health from an equity method investment to an investment in equity securities at fair value. For fiscal 2022, the adjustments of $326 million primarily include impairment of equity method investments and investments in debt and equity securities of $233 million. For fiscal 2021, the adjustments of $218 million primarily include a gain on the sale of the Alliance Healthcare business of $322 million.

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers and amounts due from third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $4.3 billion and $4.0 billion at August 31, 2023 and 2022, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from Cencora (see Note 19. Related parties), were $1.1 billion at August 31, 2023 and 2022.

Charges for the Company’s expected credit losses are recognized based upon all available information regarding the collectability of receivables, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the short contractual life of the receivable. The allowance for expected credit losses for trade receivables at August 31, 2023 and 2022 were $110 million and $66 million, respectively.

Inventories
The Company values inventories on a lower of cost and net realizable value or market basis. Inventories include product costs, inbound freight, direct labor, warehousing costs for retail pharmacy operations, and distribution costs of products, and are reduced by vendor allowances not classified as a reduction of advertising expense.

The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. The total carrying value of the segment inventory accounted for under the LIFO method was $6.2 billion and $6.5 billion at August 31, 2023 and 2022, respectively. At August 31, 2023 and 2022, U.S. Retail Pharmacy segment inventory would have been greater by $3.6 billion and $3.4 billion, respectively, if it had been valued on a lower of first-in-first-out (“FIFO”) cost and net realizable value.

The Company’s International segment inventory is accounted for using average cost and the FIFO method. The total carrying value of the inventory for International segment was $2.0 billion and $1.8 billion at August 31, 2023 and 2022, respectively.

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

WBA Fiscal 2023 Form 10-K	70

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s property, plant and equipment (in millions) and estimated useful lives (in years):

	Estimated useful life	2023	2022
Land and land improvements	20	$1,778	$2,333
Buildings and building improvements	3 to 50	6,683	6,996
Fixtures and equipment	3 to 20	9,782	9,375
Capitalized system development costs and software	3 to 10	3,821	3,087
Assets under construction		1,400	1,785
Finance lease properties		1,075	996
		$24,540	$24,572
Less: accumulated depreciation and amortization		12,953	12,843
Balance at end of year		$11,587	$11,729

The Company capitalizes application development stage costs for internally developed software. Amortization expense for capitalized system development costs and software was $371 million, $307 million and $284 million in fiscal 2023, 2022 and 2021, respectively. Unamortized costs were $1.5 billion and $1.1 billion at August 31, 2023 and 2022, respectively.

Depreciation and amortization expense for property, plant and equipment, including capitalized system development costs and software was $1.4 billion for fiscal 2023, 2022 and 2021.

Leases
The Company leases certain retail stores, clinics, warehouses, distribution centers, office space, land and equipment. Initial terms for leased premises in the United States are typically 10 to 25 years, followed by additional terms containing renewal options at five-year intervals, and may include rent escalation clauses. Non-U.S. leases are typically for shorter terms and may include cancellation clauses or renewal options.

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

Finance leases are recognized within property, plant and equipment and as a finance lease liability within accrued expenses and other liabilities and other non-current liabilities.

See Note 5. Leases, for further information.

WBA Fiscal 2023 Form 10-K	71

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business combinations
The Company allocates the fair value of purchase consideration to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires estimates and the use of valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. If the Company obtains new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to fair value of the purchase consideration and the allocation of purchase consideration to all tangible and intangible assets acquired and identified and liabilities assumed.

Variable interest entities
The Company consolidates certain subsidiaries of Village Practice Management Company Holdings, LLC through its principal subsidiary Village Practice Management Company, LLC (“VillageMD”) which are clinical entities and managed services organizations (collectively, the “Entities”) where VillageMD has a controlling financial interest. The Entities were established to employ healthcare providers, contract with payors, or to deliver healthcare services to patients and are designed to comply with certain regulatory and legal requirements.

The Company generally has no equity interests in the Entities. The Entities are variable interest entities because there is insufficient equity at-risk in the Entities to finance their operations without additional financial support and the equity holders of the Entities generally lack the characteristics of a controlling financial interest. The Company's service agreements (“SAs”) are variable interests in the Entities because they transfer substantially all the residual risks and rewards of ownership in the Entities to the Company.

The Company has the power to direct the activities of the Entities that most significantly impact their economic performance through the SAs. The activities that most significantly impact the economic performance of the Entities pertain to establishing the scope of services provided, fees charged for clinical services, negotiation and execution of contracts and managing policies and procedures related to management of the Company’s patient population.

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

The Entities’ revenues consist of amounts recognized for services provided to patients. Cost of sales and Selling, general and administrative expenses consist primarily of provider compensation expenses as well as clinical operating and support costs. The Company is also exposed to the risk of loss from certain Entities’ involvement with risk-based arrangements.

There are generally no restrictions on the Entities' assets or on the settlement of its liabilities. The assets of the Entities can be used to settle obligations of the Company and creditors of Entities have recourse to the general credit of the Company.

The following table summarizes the Entities' assets and liabilities (in millions) as of August 31, 2023 and 2022, respectively.

	August 31, 2023	August 31, 2022
Total assets	$881	$313
Total liabilities	486	142

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

WBA Fiscal 2023 Form 10-K	72

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. As part of the Company’s impairment analysis, fair value of a reporting unit is generally determined using the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping, as well as recent guideline transactions. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions with respect to the business and financial performance of the Company's reporting units. These estimates and assumptions primarily include, but are not limited to the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization, working capital requirements and capital expenditures.

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

Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized and the asset is written down to its estimated fair value. Indefinite-lived intangible assets fair values are estimated using the relief from royalty method and multi-period excess earnings method of the income approach. The determination of the fair value of the indefinite-lived intangibles requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to forecasts of revenues and expenses, the selection of appropriate royalty rate and discount rates.

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

WBA Fiscal 2023 Form 10-K	73

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company funds its pension plans in accordance with applicable regulations. The Company records the service cost component of net pension cost and net post-retirement healthcare benefit cost in Selling, general and administrative expenses in the Consolidated Statement of Earnings. The Company records all other net cost components of net pension cost and net post-retirement benefit cost in Other income, net in the Consolidated Statement of Earnings. The post-retirement healthcare plan is not funded.

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

The carrying amount of the redeemable non-controlling interests is equal to the greater of the carrying value of non-controlling interests adjusted each reporting period for income or loss attributable to the non-controlling interests as well as any applicable distributions made or the redemption value. Re-measurements to the redemption value of the redeemable non-controlling interests are recognized in Paid-in capital within the Consolidated Balance Sheets. The Company reports the portion of its earnings or loss for redeemable non-controlling interest as Net loss attributable to non-controlling interests - continuing operations, in the Consolidated Statements of Earnings.

WBA Fiscal 2023 Form 10-K	74

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a roll forward of the redeemable non-controlling interests in the Consolidated Balance Sheets (in millions):

	2023	2022	2021
Opening balance	$1,042	$319	$—
Recognition upon acquisition of subsidiary [1]	—	2,684	309
Acquisition of non-controlling interests [2]	—	(2,047)	—
Net loss attributable to Redeemable non-controlling interests	(21)	(73)	(3)
Redemption price adjustments [3]	442	179	19
Reclassifications to Accrued expenses and other liabilities [4]	(1,314)	—	—
Other	18	(20)	(6)
Ending balance	$167	$1,042	$319
1.Fiscal 2022 includes $1.9 billion of redeemable non-controlling interests, representing the maximum purchase price to redeem non-controlling units in VillageMD for cash, and redeemable non-controlling interests in Shields Health Solutions Parent, LLC (“Shields”) and CCX Next, LLC (“CareCentrix”). On November 24, 2021, VillageMD commenced a tender offer to purchase up to $1.9 billion of units in VillageMD for cash. The tender offer was fully subscribed and settled on December 28, 2021. The tender offer was funded by cash proceeds provided to VillageMD pursuant to the Unit Purchase Agreement.
2.Fiscal 2022 includes $1.9 billion paid to existing shareholders of VillageMD as part of the fully subscribed tender offer and the acquisition of the remaining 30% non-controlling equity interests in the pharmaceutical wholesale business in Germany.
3.Remeasurement of non-controlling interests, probable of redemption but not currently redeemable, to their redemption value, is recorded to Paid-in capital in the Consolidated Balance Sheets. In fiscal 2023, Shields and CareCentrix redeemable non-controlling interests were recorded to redemption value.
4.Represents the reclassification of the Shields and CareCentrix redeemable non-controlling interests to Accrued expenses and other liabilities in the Consolidated Balance Sheets resulting from the Company's full acquisition of Shields and CareCentrix.

See Note 3. Acquisitions and other investments, for further information.

Non-controlling interests
The Company presents non-controlling interests as a component of equity on its Consolidated Balance Sheets and reports the portion of earnings or losses for non-controlling interests as net earnings attributable to non-controlling interests in the Consolidated Statements of Earnings.

Non-controlling interests primarily relates to VillageMD. As of August 31, 2023 and 2022, VillageMD non-controlling interests comprise 16.0 million and 3.9 million preferred units and 6.5 million and 6.1 million common units, including incentive units, respectively.

Preferred units non-controlling interests have an aggregate liquidation preference of $4.9 billion. All preferred units are convertible into VillageMD common units and certain preferred units are also subject to redemption features controlled by the Company. All preferred units participate in dividends declared by the VillageMD board in the ordinary course of business and in distributions upon a winding-up or change in control of VillageMD. Certain preferred units also participate in cumulative compounding dividends that accumulate at a rate of 5.5% per annum based on the adjusted issue price of the preferred unit and may be settled in cash or shares at the option of the preferred unit holder.

The Company attributes VillageMD earnings and losses to non-controlling interests using the hypothetical-liquidation book value (“HLBV”) method, which is a balance sheet-oriented approach. Under the HLBV method, VillageMD income and losses are attributed to each unit based on changes to the amounts that each unit would hypothetically receive at each period end under the liquidation provisions of the VillageMD Amended and Restated Limited Liability Company Agreement, assuming the net assets of VillageMD were liquidated at their carrying values determined in accordance with GAAP. The proportion of earnings and losses attributed to non-controlling interests under HLBV is subject to change as VillageMD net assets change.

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

WBA Fiscal 2023 Form 10-K	75

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Retail and Pharmacy
The Company recognizes revenue, net of taxes and expected returns, at the time it sells merchandise, provides services or dispenses prescription drugs to the customer. The Company estimates revenue based on expected reimbursements from third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies) for dispensing prescription drugs. The estimates are based on all available information including historical experience and are updated to actual reimbursement amounts.

The Company’s loyalty rewards programs represent separate performance obligations and are accounted for using the deferred revenue approach. When goods are sold, the transaction price is allocated between goods sold and loyalty points or Walgreens cash awarded based upon the relative standalone selling price. The revenue allocated to the loyalty points is recognized upon redemption. Loyalty programs breakage is recognized as revenue based on the redemption pattern. Customer purchases of the Company's own gift cards are not recognized as revenue until the card is redeemed. Gift card breakage (i.e., unused gift card) is recognized as revenue based on the redemption pattern.

The Company recognizes contract liabilities to record the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example the Company’s myWalgreens and Boots Advantage Card loyalty programs. Under such programs, customers earn Walgreens Cash or reward points on purchases for redemption at a later date.

Wholesale
Wholesale revenue is recognized, net of taxes and expected returns, upon shipment of goods, which is generally also the day of delivery.

WBA Fiscal 2023 Form 10-K	76

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Healthcare services
The Company provides healthcare services under fee-for-service and value-based arrangements. Fee-for-service revenues are recognized at the point-in-time medical care is provided. Revenues are reported based on expected net collection rates, which are calculated based on historical collection rates in relation to amounts billed at the time of service. Most of the Company’s value-based arrangements are Medicare Advantage (“MA”) contracts or direct contracting arrangements under the Centers for Medicare and Medicaid Services (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model. Revenues from value-based arrangements (“risk-based revenues”) are primarily earned from contracts in which the Company has full or shared risk for the healthcare payor’s eligible members (“value-based patients”). Risk-based revenues are recognized ratably over the term of the contract (generally, one year or less) as the Company's stand-ready obligation to provide healthcare services is satisfied. The Company receive fees from payors which are generally based on a fixed monthly percentage of the premium received by the payor from the payor’s members, or a portion of the payor’s savings relative to an agreed-upon financial benchmark. The Company estimates transaction price based on historical data and data from the payors. Estimates are adjusted to the final settlement amount received from the payor. The Company evaluates whether it is a principal or agent in an arrangement based on the Company’s exposure to financial risk under the arrangement and the Company’s control over the provision of services. The Company has determined that it acts as a principal in the vast majority of its arrangements.

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

Medical claims expense represents medical claims expenses related to fee-for-service and value-based arrangements and primarily includes costs for third-party healthcare service providers, including contracted providers, that provide medical care to patients. Medical claims expense and the liability for unpaid claims include estimates of the Company’s obligations for medical care services that have been rendered by third parties for which the Company is contractually obligated to pay, but for which claims have either not yet been received, processed or paid. The Company develops estimates for medical care services incurred but not reported (“IBNR”) utilizing actuarial models when a sufficient amount of medical claims history is available from the third-party healthcare service providers. In developing its unpaid claims liability estimates, the Company applies different estimation methods depending on which incurred claims are being estimated.

Cost of care represents the cost of employed providers and certain affiliated providers, including base compensation, quality incentive bonuses, provider benefits and share-based compensation. Clinic operating and support costs include costs incurred to operate clinics, including clinical care support staff, patient support staff, population health management employees, rent, utilities and supplies.

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

Advertising costs
Advertising costs are reduced by the portion funded by vendors, if reimbursement represents a specific, incremental, identifiable cost, and expensed as incurred or when services have been received. Net advertising expenses, which are included in Selling, general and administrative expenses in the Consolidated Statement of Earnings, were $775 million, $862 million and $772 million for fiscal 2023, 2022, and 2021, respectively.

WBA Fiscal 2023 Form 10-K	77

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, typically at the store level for retail pharmacy operations. Long-lived assets related to the Company’s retail pharmacy operations include property, plant and equipment, definite-lived intangibles, and right of use assets. If the asset group fails the recoverability test, then an impairment charge is determined based on the difference between the fair value of the asset group compared to its carrying value. Fair value of the asset group is generally determined using the income approach based on cash flows expected from the use and eventual disposal of the asset group.

Impairment charges for long-lived assets included in Selling, general and administrative expenses in the Consolidated Statement of Earnings were $863 million, $380 million and $182 million for fiscal 2023, 2022 and 2021 respectively.

The determination of the fair value of the asset group requires management to estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

Stock compensation plans
Stock based compensation is measured at fair value at the grant date. The Company grants, performance shares and restricted units, and has historically granted stock options, to the Company’s non-employee directors, officers and employees. The Company recognizes compensation expense on a straight-line basis over the substantive service period. The fair value of each performance share granted assumes that performance goals will be achieved at 100 percent. Subsequently, the Company reassesses the probability of achieving the performance goals and vesting and adjusts compensation expense accordingly, including the reversal of previously recognized compensation expense if it is no longer probable that the awards will vest. See Note 13. Stock compensation plans, for more information on the Company’s stock-based compensation plans.

Insurance
The Company obtains insurance coverage for catastrophic exposures as well as those risks required by law to be insured. In general, the Company’s U.S. subsidiaries retain a significant portion of losses related to workers’ compensation, property, comprehensive general, pharmacist, and vehicle liability and full-risk value-based arrangements, while non-U.S. subsidiaries manage their exposures through insurance coverage with third-party carriers. The U.S. Healthcare segment also maintains medical malpractice insurance including professional liability insurance. Management regularly reviews the probable outcome of claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage and the established accruals for liabilities. Liabilities for losses are recorded based upon the Company’s estimates for both claims incurred and claims incurred but not reported. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.

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

WBA Fiscal 2023 Form 10-K	78

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 17.8 million, 17.1 million and 17.2 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation for fiscal 2023, 2022 and 2021, respectively.

Due to the anti-dilutive effect resulting from the reported net loss, an incremental 3.0 million of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for fiscal 2023.

New accounting pronouncements

Adoption of new accounting pronouncements

Disclosures by business entities about government assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. This ASU requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The Company adopted the new standard effective September 1, 2022, and the adoption did not impact the Company's disclosures within these consolidated financial statements.

New accounting pronouncements not yet adopted

Acquired contract assets and contract liabilities in a business combination
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). This ASU is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This ASU is effective for business combinations completed in fiscal years beginning after December 15, 2022 (fiscal 2024). The Company expects to adopt ASU 2021-08 in the first quarter of fiscal 2024 on a prospective basis. While the impact of this ASU is dependent of the nature of any future transactions, the Company currently does not expect adoption to have a material impact on the Company's results of operations, cash flows, or financial position.

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

WBA Fiscal 2023 Form 10-K	79

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 2. Discontinued operations

On June 1, 2021, the Company completed the sale of Alliance Healthcare, for total consideration of $6.9 billion, which included cash consideration of $6.7 billion, subject to net working capital and net cash adjustments, and 2 million shares of Cencora common stock (the “Alliance Healthcare Sale”).

The Company recorded a gain before currency translation adjustments of $1.1 billion and a net gain on disposal of $322 million. The gain on sale was presented as part of results of the discontinued operations. The following table shows the fair value of proceeds from the Alliance Healthcare Sale and net carrying value of the assets disposed (in billions):

2021
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

As of August 31, 2021, Other current assets included a $98 million receivable for purchase price consideration due from Cencora that was subject to change upon the finalization of net working capital adjustments. In fiscal 2022, the Company finalized the net working capital adjustments and reduced the receivable by $38 million with a corresponding charge in Other income, net within the Consolidated Statements of Earnings.

The operating results of the Disposal Group are reported as discontinued operations as the disposition reflected a strategic shift that had a major effect on the Company’s operations and financial results.

Results of discontinued operations for prior period were as follows (in millions):

2021
Sales	$16,070
Cost of sales	14,486
Gross profit	1,584
Selling, general and administrative expense [1]	1,254
Operating income from discontinued operations	329
Other income, net [2]	314
Interest expense, net	(23)
Earnings before income tax – discontinued operations	621
Income tax provision	78
Post-tax earnings from other equity method investments	15
Net earnings from discontinued operations	$557

WBA Fiscal 2023 Form 10-K	80

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Includes $44 million of divestiture related costs incurred post completion of the Alliance Healthcare Sale.
2.Includes $322 million of gain on sale of discontinued operations.

Sales in prior years from the Disposal Group to the Company's continuing operations aggregate to (in millions):

2021 [1]
Sales	$1,385

1.Sales in fiscal 2021 until date of disposal.

The following table presents cash flows for discontinued operations in prior periods (in millions):

2021
Cash used for operating activities - discontinued operations	$(132)
Cash used for investing activities - discontinued operations	(58)

See Note 6. Equity method investments and Note 19. Related parties, for more information on the Company's equity method investment in Cencora and the Company's continuing involvement with Cencora.

Note 3. Acquisitions and other investments

Summit acquisition
On January 3, 2023, VillageMD, through its parent company, following an internal reorganization, completed the acquisition of WP CityMD TopCo (“Summit”), a provider of primary, specialty and urgent care in exchange, for $7.0 billion aggregate consideration, consisting of $4.85 billion of cash consideration paid, $2.05 billion in preferred units of VillageMD issued to Summit equity holders and $100 million of cash to be paid one year following closing. The cash consideration includes $87 million of cash paid to fund acquisition-related bonuses to Summit Health-CityMD employees which is recognized as a compensation expense of the Company. In addition, VillageMD paid off approximately $1.9 billion in net debt of Summit. In connection with the amended Agreement and Plan of Merger, and in order to finance the acquisition, the Company and Cigna Health & Life Insurance Company acquired preferred units of VillageMD in exchange for $1.75 billion and $2.5 billion in aggregate consideration, respectively. Following the Summit acquisition, the Company remains the largest and consolidating equity holder of VillageMD with ownership of approximately 53% of the outstanding equity interests on a fully diluted basis.

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

The Company accounted for this acquisition as a business combination resulting in consolidation of Summit within the U.S. Healthcare segment in its financial statements. As of August 31, 2023, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and liabilities assumed. As such, the preliminary purchase price allocation will be subject to further refinement and may change. These changes may relate to the allocation of purchase consideration to all tangible and intangible assets acquired and identified and liabilities assumed. In fiscal 2023, the Company recorded certain measurement period adjustments, primarily related to deferred income taxes, based on additional information, resulting in a decrease to goodwill of $257 million.

WBA Fiscal 2023 Form 10-K	81

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation:
Cash consideration [1]	$4,778
Deferred consideration	100
Summit debt paid at closing	1,963
Fair value of equity consideration [2]	1,971
Fair value of non-controlling interests	13
Total	$8,825

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$69
Accounts receivable, net	382
Property, plant and equipment	607
Intangible assets [3]	3,359
Operating lease right-of-use assets	756
Other assets	173
Operating lease obligations	(773)
Deferred tax liability	(737)
Other liabilities	(446)
Total identifiable net assets	$3,390

Goodwill	$5,436
1.Cash consideration excludes $87 million of cash paid to fund acquisition-related bonuses to Summit employees which is recognized as compensation expense of the Company.
2.The fair value of the non-controlling interests was calculated based on the implied equity value of VillageMD, allocated to all units on an as-converted basis.
3.Intangibles acquired include provider networks and trade names with fair values of $1.9 billion and $1.5 billion, respectively. Estimated useful lives are 15 years and 11 to 15 years, respectively.

The goodwill represents anticipated future growth and expansion opportunities into new healthcare offerings and new markets. $433 million of the goodwill is expected to be tax deductible.

Supplemental pro forma information - Summit

The following table represents unaudited supplemental pro forma consolidated sales for the years ended August 31, 2023 and 2022, as if the acquisition of Summit had occurred at the beginning of fiscal 2022. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition occurred at the beginning of each period presented or results which may occur in the future.

(Unaudited, in millions)	2023	2022
Sales	$140,039	$135,379

Actual sales of Summit, from the acquisition date, for the year ended August 31, 2023, included in the Consolidated Statements of Earnings are as follows (in millions):

2023
Sales	$1,896

Pro forma net earnings of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

WBA Fiscal 2023 Form 10-K	82

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VillageMD acquisition
On November 24, 2021, the Company completed the acquisition of VillageMD, a national provider of value-based primary care services. Pursuant to the terms and subject to the conditions set forth in the Unit Purchase Agreement, the Company purchased additional outstanding equity interests of VillageMD, increasing the Company’s total beneficial ownership in VillageMD’s outstanding equity interests from approximately 30% to approximately 63%, on a fully diluted basis, for a purchase price of $5.2 billion. The total purchase price was comprised of cash consideration of $4.0 billion and a promissory note of $1.2 billion. The cash consideration of $4.0 billion consisted of $2.9 billion paid to existing shareholders, including $1.9 billion paid to existing shareholders as part of the fully subscribed tender offer concluded on December 28, 2021, and $1.1 billion paid in exchange for new preferred units issued by VillageMD. Subject to notice being served, the Company had an option to prepay, and VillageMD had an option to require redemption of, the promissory note at any time. The promissory note was eliminated in consolidation within the Consolidated Balance Sheets as of August 31, 2022. The promissory note was paid in January 2023 prior to the Summit acquisition.

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

In fiscal 2023, the Company completed the purchase price allocation and recorded certain deferred income tax related measurement period adjustments based on additional information, resulting in an increase to goodwill of $125 million.

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

The goodwill represents anticipated future growth and expansion opportunities into new markets.

WBA Fiscal 2023 Form 10-K	83

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shields acquisition
On October 29, 2021, the Company completed the acquisition of Shields Health Solutions Parent, LLC (“Shields”), a specialty pharmacy integrator and accelerator for hospitals. Pursuant to the terms and subject to the conditions set forth in the Securities Purchase Agreement, the Company purchased additional outstanding equity interests of Shields, increasing the Company’s total beneficial ownership in Shields’ outstanding equity interests from 25% to approximately 70%, for cash consideration of $969 million. The Company accounted for this acquisition as a business combination resulting in consolidation of Shields within the U.S. Healthcare segment in its financial statements. A non-controlling interest was recognized at fair value. Under the terms of the transaction agreements, the Company had an option to acquire the remaining equity interests of Shields in the future. Shields’ other equity holders had an option to require the Company to purchase the remaining equity interests. Considering the contractual terms related to the non-controlling interests, it was classified as redeemable non-controlling interests in the Consolidated Balance Sheets upon acquisition.

In fiscal 2022, as a result of this acquisition the Company remeasured its previously held minority equity interest in Shields at fair value resulting in a pre-tax gain of $402 million recognized in Other income, net in the Consolidated Statements of Earnings. A majority of the gain did not generate a tax expense.

In fiscal 2023, the Company completed the purchase price allocation and recorded certain deferred income tax related measurement period adjustments based on additional information, resulting in an increase to goodwill of $72 million.

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

On December 28, 2022 the Company acquired the remaining 30% equity interest for approximately $1.4 billion of cash consideration.

CareCentrix acquisition
On August 31, 2022, the Company completed the acquisition of CareCentrix (“CareCentrix”). Pursuant to the terms and subject to the conditions set forth in the Membership Interest Purchase Agreement, the Company acquired approximately 55% controlling equity interest in CareCentrix, a participant in the post-acute and home care management sectors, for cash consideration of $339 million. The cash consideration includes $12 million paid to employees, which was recognized as compensation expense by the Company.

The Company accounted for this acquisition as a business combination resulting in consolidation of CareCentrix within the U.S. Healthcare segment in its financial statements. A non-controlling interest was recognized at fair value. Under the terms of the transaction agreements, the Company had an option to acquire the remaining equity interests of CareCentrix in the future. CareCentrix’s other equity holders also had an option to require the Company to purchase the remaining equity interests. Considering the contractual terms related to the non-controlling interests, it was classified as redeemable non-controlling interests in the Consolidated Balance Sheets.

WBA Fiscal 2023 Form 10-K	84

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2023, the Company completed the purchase price allocation and recorded certain measurement period adjustments based on additional information, primarily related to acquired intangible assets and certain liabilities assumed, resulting in an increase to goodwill of $56 million.

As of August 31, 2023 the Company completed the purchase price allocation. The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation:
Cash consideration [1]	327
Contingent consideration	4
Fair value of share-based compensation awards attributable to pre-combination services	66
Fair value of non-controlling interests	217
Total	$614

Identifiable assets acquired and liabilities assumed:
Tangible assets	$358
Intangible assets [2]	426
Liabilities	(680)
Total identifiable net assets	$104

Goodwill	$509
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

Supplemental pro forma information
The following table represents unaudited supplemental pro forma consolidated sales for fiscal 2022 acquisitions, for the year ended August 31, 2022 and 2021, respectively, as if the acquisitions had occurred at the beginning of fiscal 2021. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisitions occurred at the beginning of the periods presented or results which may occur in the future.

(Unaudited, in millions)	2022	2021
Sales	$134,314	$135,306

Actual sales of the acquisitions for the year ended August 31, 2022 included in the Consolidated Statement of Earnings are as follows (in millions):

2022
Sales	$1,795

Pro forma net earnings of the Company, assuming the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

See Note 17. Segment reporting for further information.

WBA Fiscal 2023 Form 10-K	85

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other acquisitions
On March 3, 2023, the Company completed the acquisition of Starling MSO Holdings, LLC (“Starling”), a primary care and multi-specialty group, for total consideration of $284 million. Total consideration includes $222 million of cash consideration and $62 million of VillageMD equity issued to Starling equity holders, including employees. VillageMD equity issued to employees will be recognized as compensation expense in the future. As a result of the acquisition, the Company recognized goodwill and intangible assets of $104 million and $128 million, respectively. As of August 31, 2023, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and liabilities assumed. As such, the preliminary purchase price allocation will be subject to further refinement and may change.

The Company acquired certain prescription files and related pharmacy inventory primarily in the U.S. for the aggregate purchase price of $324 million and $196 million during fiscal 2023 and 2022, respectively.

Note 4. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021.

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024 and increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. In fiscal 2022, the Company increased its annual cost savings target from $3.3 billion to $3.5 billion, by the end of fiscal 2024. In fiscal 2023, the Company increased its annual cost savings target from $3.5 billion to $4.5 billion by the end of fiscal 2024. The Company is currently on track to achieve the savings target.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (IT) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. The Company now plans to reduce its presence by up to 300 Boots stores in the UK and up to 200 stores in the U.S. by the end of fiscal 2024, which are incremental to the fiscal 2022 previously planned reductions of approximately 350 Boots stores in the UK and approximately 450 to 500 stores in the U.S. As of August 31, 2023, the Company has closed 291 and 466 stores in the UK and U.S., respectively.

In fiscal 2023, the Company increased its estimate of cumulative pre-tax charges to its GAAP financial results for the Transformational Cost Management Program from $3.6 billion to $3.9 billion to $4.1 billion to $4.4 billion. As a result, pre-tax charges for exit and disposal activities increased from $3.3 billion to $3.6 billion to $3.8 billion to $4.1 billion. In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019.

From the inception of the Transformational Cost Management Program to August 31, 2023, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $3.1 billion, which were primarily recorded within Selling, general and administrative expenses within the Consolidated Statements of Earnings. These charges included $1.1 billion related to lease obligations and other real estate costs, $883 million in asset impairments, $873 million in employee severance and business transition costs and $253 million of information technology transformation and other exit costs.

WBA Fiscal 2023 Form 10-K	86

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Costs related to exit and disposal activities under the Transformational Cost Management Program for fiscal 2023, 2022 and 2021, respectively, were as follows (in millions):

Fiscal 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$492	$23	$—	$1	$516
Asset impairments	183	149	109	—	441
Employee severance and business transition costs	111	20	6	13	150
Information technology transformation and other exit costs	30	21	—	—	51
Total pre-tax exit and disposal charges	$816	$213	$115	$14	$1,158

Fiscal 2022	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$247	$2	$—	$—	$249
Asset impairments	132	58	—	—	190
Employee severance and business transition costs	156	29	—	25	210
Information technology transformation and other exit costs	12	29	—	—	40
Total pre-tax exit and disposal charges	$546	$118	$—	$25	$690

Fiscal 2021	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$103	$6	$—	$—	$108
Asset impairments	15	9	—	—	24
Employee severance and business transition costs	79	40	—	45	165
Information technology transformation and other exit costs	20	17	—	—	38
Total pre-tax exit and disposal charges	$217	$72	$—	$46	$335

WBA Fiscal 2023 Form 10-K	87

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2021	$17	$—	$77	$20	$114
Costs	249	190	210	40	690
Payments	(99)	—	(201)	(23)	(323)
Other	(157)	(190)	(9)	(11)	(367)
Balance at August 31, 2022	$10	$—	$76	$27	$113
Costs	516	441	150	51	1,158
Payments	(105)	—	(160)	(55)	(320)
Other	(411)	(441)	2	—	(849)
Balance at August 31, 2023	$10	$—	$70	$22	$102

Other exit and disposal activities
In September 2023, VillageMD approved the exit from approximately five markets, including the closure of approximately 60 clinics in fiscal 2024.

Note 5. Leases
Supplemental balance sheet information related to leases was as follows (in millions):

Balance sheet supplemental information:	August 31, 2023	August 31, 2022
Operating leases:
Operating lease right-of-use assets	$21,667	$21,259

Operating lease obligations - current	$2,347	$2,286
Operating lease obligations - non-current	22,124	21,517
Total operating lease obligations	$24,472	$23,803
Finance leases:
Right-of-use assets included in:
Property, plant and equipment, net	$678	$645
Lease obligations included in:
Accrued expenses and other liabilities	$57	$37
Other non-current liabilities	919	899
Total finance lease obligations	$976	$936

WBA Fiscal 2023 Form 10-K	88

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental income statement information related to leases was as follows (in millions):

Statement of earnings supplemental information:	2023	2022	2021
Operating lease cost
Fixed	$3,404	$3,240	$3,219
Variable [1]	850	825	664
Finance lease cost
Amortization	$47	$44	$45
Interest	51	50	52

Sublease income [2]	$115	$105	$84
Impairment of right-of-use assets	495	218	86

Gains on sale-leaseback transactions [2]
U.S. Retail Pharmacy	$747	$558	$367
International [3]	178	61	—
Total gain on sale-leaseback [2]	$925	$619	$367

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded within Selling, general and administrative expenses within the Consolidated Statements of Earnings.
3Includes gain on sale-leaseback related to Germany wholesale business of $178 million for fiscal 2023, and $61 million for Boots UK for fiscal 2022. The gain for fiscal 2023 includes $47 million related to the optimization of the Germany warehouse locations as part of acquisition integration activities.

Other supplemental information was as follows (in millions):

Other supplemental information:	2023	2022	2021
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$3,579	$3,351	$3,414
Operating cash flows from finance leases	47	47	48
Financing cash flows from finance leases	52	43	42
Total	$3,679	$3,441	$3,503

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$2,323	$2,078	$2,765
Finance leases	30	11	—
Total	$2,352	$2,089	$2,765

Weighted average lease term and discount rate for real estate leases as of August 31, 2023 were as follows:

Weighted average lease terms and discount rates:	August 31, 2023	August 31, 2022
Weighted average remaining lease term in years
Operating leases	9.6	10.0
Finance leases	17.4	19.0

Weighted average discount rate
Operating leases	5.35%	4.83%
Finance leases	5.25%	5.19%

WBA Fiscal 2023 Form 10-K	89

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate future lease payments for operating and finance leases as of August 31, 2023 are as follows (in millions):

Future lease payments (fiscal years):	Finance lease	Operating lease [1,2]
2024	$109	$3,672
2025	104	3,589
2026	101	3,508
2027	99	3,417
2028	90	3,267
Later	967	14,508
Total undiscounted minimum lease payments	$1,470	$31,960
Less: Present value discount	495	7,488
Lease liability	$976	$24,472

1.Total undiscounted minimum lease payments include approximately $3.7 billion of payments related to optional renewal periods that have not been contractually exercised, but are reasonably certain of being exercised.
2.Total undiscounted minimum lease payments exclude sublease rental income of approximately $606 million due to the Company under non-cancelable sublease terms.

Note 6. Equity method investments

Equity method investments as of August 31, 2023 and 2022 were as follows (in millions, except percentages):

	2023		2022
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
Cencora	$2,534	16%	$3,916	25%
Others	963	8% - 50%	1,579	8% - 50%
Total	$3,497		$5,495

Cencora investment
As of August 31, 2023 and 2022, the Company owned 31.8 million and 52.9 million shares of Cencora common stock, respectively, representing approximately 15.9% and 25.4% of its outstanding common stock based on the share count publicly reported by Cencora in its most recent filings with the SEC.

In fiscal 2023 and 2022, the Company sold shares of Cencora common stock for total consideration of approximately $3.4 billion and $900 million, respectively. These transactions resulted in the Company recording pre-tax gains of $1.6 billion and $417 million, respectively, in Other income, net in the Consolidated Statements of Earnings, including $160 million and $32 million of losses, respectively, reclassified from within Accumulated other comprehensive loss in the Consolidated Balance Sheets.

As of August 31, 2023, the Company has pledged 17.3 million shares of Cencora common stock as collateral upon entering into variable prepaid forward (“VPF”) transactions. See Note 9. Financial instruments for further information.

The Company accounts for its equity investment in Cencora using the equity method of accounting, with the net earnings (loss) attributable to the Company’s investment being classified within the operating income of its U.S. Retail Pharmacy segment. Due to the timing and availability of financial information of Cencora, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings (loss) in Cencora are reported as a separate line in the Consolidated Statements of Earnings. In fiscal 2023, 2022 and 2021, the Company recognized equity earnings (losses) in Cencora of $252 million, $418 million and $(1.1) billion, respectively. The equity losses for fiscal 2021 were primarily due to Cencora's recognition of a loss of $5.6 billion, net of tax, related to its ongoing opioid litigation in its financial statements for the three months ended September 30, 2020.

WBA Fiscal 2023 Form 10-K	90

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Level 1 fair market value of the Company’s equity investment in Cencora common stock at August 31, 2023 and 2022 was $5.6 billion and $7.7 billion, respectively. As of August 31, 2023, the carrying value of the Company’s investment in Cencora exceeded its proportionate share of the net assets of Cencora by $2.4 billion. This premium of $2.4 billion was recognized as part of the carrying value in the Company’s equity investment in Cencora. The difference is primarily related to goodwill and the fair value of Cencora intangible assets.

Option Care Health investment
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

During fiscal 2022, the Company sold additional shares of Option Care Health common stock for total consideration of approximately $363 million. During fiscal 2023, the Company sold its remaining investment in Option Care Health for total consideration of approximately $798 million. These transactions resulted in the Company recording pre-tax gains of $186 million and $145 million, respectively, in Other income, net in the Consolidated Statements of Earnings. As of May 31, 2023, the Company no longer exercised significant influence over the operating and financial policies of Option Care Health and reclassified its investment from an equity method investment to an investment in equity securities at fair value, recognizing a pre-tax gain of $76 million included in Other income, net within the Consolidated Statement of Earnings.

Other investments
At August 31, 2023, the Company’s other equity method investments primarily include its U.S. investment in BrightSpring Health Services, and the Company’s investments in China in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd and Nanjing Pharmaceutical Company Limited. On December 15, 2022, the Company sold its ownership interest in Guangzhou Pharmaceuticals Corporation for total consideration of approximately $150 million.

In fiscal 2022, the Company acquired majority equity interests in VillageMD and Shields, both formerly accounted for as equity method investments. The Company accounted for these acquisitions as business combinations resulting in the remeasurement of its previously held minority equity interests and convertible debt securities at fair value resulting in pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively, recognized in Other income, net in the Consolidated Statements of Earnings. As a result of these transactions, the Company consolidated VillageMD and Shields within the U.S. Healthcare segment in its financial statements. In fiscal 2022, the Company recognized an other-than-temporary impairment of $124 million related to an equity method investment in China. The impairment was derived using Level 3 inputs, including financial projections and market multiples of comparable companies.

Summarized financial information
Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Balance sheet (in millions)

	August 31,
	2023	2022
Current assets	$48,185	$50,985
Non-current assets	25,618	26,497
Current liabilities	52,093	52,083
Non-current liabilities	17,999	19,712
Shareholders’ equity [1]	3,711	5,687

1Shareholders’ equity at August 31, 2023 and 2022 includes $520 million and $564 million, respectively, related to non-controlling interests.

WBA Fiscal 2023 Form 10-K	91

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of earnings (in millions)

	2023	2022	2021
Sales	$279,118	$268,189	$232,719
Gross profit	12,457	13,248	10,889
Net earnings (loss)	1,799	1,988	(3,475)
Share of earnings (loss) from equity method investments	286	468	(512)

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

Based on the analysis completed as of the June 1, 2023 valuation date, the fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 3% to approximately 227%, except for VillageMD and CareCentrix reporting units where the fair values approximated the carrying values. As of August 31, 2023 and August 31, 2022, the Boots reporting unit's fair value was in excess of its carrying value by approximately 3% and 7%, respectively. As of August 31, 2023 and August 31, 2022, the carrying value of goodwill within the Boots reporting unit was $977 million and $906 million, respectively.

In the third quarter of fiscal 2023, as a result of pharmacy performance and the decision to close additional stores, the Company completed a quantitative impairment analysis for certain indefinite-lived intangible assets related to the Boots reporting unit within the International segment. Based on this analysis, the Company recorded an impairment loss of $431 million within Selling, general and administrative expenses within the Consolidated Statement of Earnings related to pharmacy license intangible assets. The fair values of indefinite-lived intangibles within the Boots reporting unit exceeded their carrying value amounts ranging from approximately 3% to approximately 32%. As of August 31, 2023 and 2022, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $5.5 billion.

In fiscal 2022 and 2021, the Company recorded, within Selling, general and administrative expenses, an impairment loss of $783 million and $49 million, respectively, related to indefinite-lived pharmacy license and trade name intangible assets in the Boots reporting unit, part of the International segment.

Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. No material impairment was recorded for definite-lived intangibles in fiscal 2023, 2022 or 2021.

Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

Goodwill roll forward:	U.S. Retail Pharmacy	International	U.S. Healthcare	Walgreens Boots Alliance, Inc.
August 31, 2021	$10,947	$1,474	$—	$12,421
Acquisitions [1]	—	—	10,040	10,040
Currency translation adjustments and other	—	(181)	—	(181)
August 31, 2022	$10,947	$1,293	$10,040	$22,280
Acquisitions [2]	$—	$—	$5,588	$5,588
Adjustments [3]	—	—	252	252
Currency translation adjustments and other	—	85	(18)	67
August 31, 2023	$10,947	$1,378	$15,863	$28,187
1.In fiscal 2022, the Company acquired controlling equity interests in VillageMD, Shields and CareCentrix which resulted in an increase to goodwill of $8.0 billion, $1.5 billion and $454 million, respectively.
2.In fiscal 2023, additions to goodwill primarily relate to VillageMD's acquisition of Summit.
3.Includes measurement period adjustments related to the acquisitions of VillageMD, Shields and CareCentrix. See Note 3. Acquisitions and other investments.

WBA Fiscal 2023 Form 10-K	92

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets:	August 31, 2023	August 31, 2022
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,658	$4,619
Provider networks	3,202	1,247
Trade names and trademarks	2,300	760
Developed technology	469	436
Others [2]	137	93
Total gross amortizable intangible assets	$10,767	$7,155

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,784	$1,548
Provider networks	233	64
Trade names and trademarks	401	246
Developed technology	143	56
Others [2]	48	39
Total accumulated amortization	2,609	1,953
Total amortizable intangible assets, net	$8,158	$5,202

Indefinite-lived intangible assets
Trade names and trademarks	$4,650	$4,319
Pharmacy licenses	828	1,209
Total indefinite-lived intangible assets	$5,477	$5,528

Total intangible assets, net	$13,635	$10,730

1Includes purchased prescription files.
2Includes certain reclassifications to conform to current period presentation.

Amortization expense for intangible assets was $815 million, $639 million and $523 million in fiscal 2023, 2022 and 2021, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at August 31, 2023 is as follows (in millions):

	2024	2025	2026	2027	2028
Estimated annual amortization expense	$930	$884	$852	$773	$697

WBA Fiscal 2023 Form 10-K	93

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated to the U.S. dollar using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	August 31, 2023	August 31, 2022
Short-term debt
Credit facilities [1]
November 2021 DDTL due February 2023	$—	$1,000
$850 million note issuance [1]
0.9500% unsecured notes due 2023	850	—
Other [2]	68	59
Total short-term debt	$917	$1,059

Long-term debt
Credit facilities [1]
November 2021 DDTL due November 2023	$—	$1,998
November 2021 DDTL due November 2024	289	999
December 2022 DDTL due January 2026	999	—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	—	848
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	498	498
4.100% unsecured notes due 2050	793	792
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,444	1,443
4.650% unsecured notes due 2046	318	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024	1,156	1,155
4.500% unsecured notes due 2034	301	301
4.800% unsecured notes due 2044	869	869
£700 million note issuance [1]
3.600% unsecured Pound Sterling notes due 2025	381	354
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	814	752
$4 billion note issuance [3]
4.400% unsecured notes due 2042	263	263
Other [2]	20	26
Total long-term debt, less current portion	$8,145	$10,615
1.Notes and borrowings under credit facilities are unsecured and unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
2.Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
3.Notes are senior debt obligations of Walgreen Co. and rank equally with all other unsecured and unsubordinated indebtedness of Walgreen Co. On December 31, 2014, the Company fully and unconditionally guaranteed the outstanding notes on an unsecured and unsubordinated basis. The guarantee, for so long as it is in place, is an unsecured, unsubordinated debt obligation of the Company and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company.

WBA Fiscal 2023 Form 10-K	94

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At August 31, 2023, the future maturities of short-term and long-term debt, excluding debt discounts, issuance costs and finance lease obligations (See Note 5. Leases, for the future lease payments), consisted of the following (in millions):

Amount
2024	$918
2025	1,451
2026	2,830
2027	815
2028	3
Later	3,074
Total estimated future maturities	$9,092

$850 million Note Issuance
On November 17, 2021, the Company issued, in an underwritten public offering, $850 million of 0.95% notes due 2023. The notes contain a call option which allows for the notes to be repaid, in full or in part at 100% of the principal amount of the notes to be redeemed, in each case plus accrued and unpaid interest.

Credit facilities

August 2023 Revolving Credit Agreement
On August 9, 2023, the Company entered into a $2.25 billion unsecured three-year revolving credit facility (the “August 2023 Revolving Credit Agreement”). Interest on borrowings under the revolving credit facility accrues at applicable margins based on the Company's Index Debt Rating and ranges from 75 basis points to 150 basis points over specified benchmark rates for Secured Overnight Financing Rate (“SOFR”) loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The 2023 Revolving Credit Agreement's termination date is August 9, 2027, or earlier, subject to the Company's discretion to terminate the agreement. As of August 31, 2023, there were no borrowings outstanding under the 2023 Revolving Credit Agreement.

August 2023 Delayed Draw Term Loan
On August 9, 2023, the Company entered into a $1 billion senior unsecured delayed draw term loan credit agreement (the “August 2023 DDTL”). Borrowings under the August 2023 DDTL bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate, the term SOFR or the daily SOFR, in each case, plus a credit adjustment spread and an applicable margin of 112.5 basis points. The applicable margin is based on the rating of the Company’s corporate debt obligations as determined by Moody’s or S&P. The August 2023 DDTL was for general corporate purposes. The August 2023 DDTL matures three years from the date of borrowing. As of August 31, 2023, there were no borrowings outstanding under the August 2023 DDTL. Amounts borrowed under the August 2023 DDTL and repaid or prepaid may not be reborrowed.

March 2023 Revolving Credit Agreement
On March 2, 2023, the Company entered into a $900 million unsecured 364-day revolving credit facility (the “March 2023 Revolving Credit Agreement”). Interest on borrowings under the revolving credit facility accrues at applicable margins based on the Company's Index Debt Rating and ranges from 80 basis points to 110 basis points over specified benchmark rates for SOFR loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The 2023 Revolving Credit Agreement's termination date was February 29, 2024, or earlier, subject to the Company's discretion to terminate the agreement. On August 9, 2023, the Company terminated the March 2023 Revolving Credit Agreement. All outstanding obligations under the March 2023 Revolving Credit Agreement have been paid and satisfied in full.

December 2022 Delayed Draw Term Loan
On December 19, 2022, the Company entered into a $1.0 billion senior unsecured delayed draw term loan credit agreement (the “December 2022 DDTL”). Borrowings under the December 2022 DDTL bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate, the term SOFR or the daily SOFR, in each case, plus a credit adjustment spread and an applicable margin of 112.5 basis points. The applicable margin is based on the rating of the Company’s corporate debt obligations as determined by Moody’s or S&P. The December 2022 DDTL was drawn for the purpose of funding the consideration due for the purchase of Summit and paying fees and expenses related to it. The December 2022 DDTL matures on January 3, 2026. As of August 31, 2023, there were $1.0 billion in borrowings outstanding under the December 2022 DDTL. Amounts borrowed under the December 2022 DDTL and repaid or prepaid may not be reborrowed.

WBA Fiscal 2023 Form 10-K	95

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 2022 Revolving Credit Agreements
On June 17, 2022, the Company entered into a $3.5 billion unsecured five-year revolving credit facility and a $1.5 billion unsecured 18-month revolving credit facility, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2022 Revolving Credit Agreements”). Interest on borrowings under the revolving credit facilities accrue at applicable margins based on the Company's Index Debt Rating and ranges from 80 basis points to 150 basis points over specified benchmark rates for eurocurrency rate and SOFR loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The five-year facility’s termination date is June 17, 2027, or earlier, subject to the Company's discretion to terminate the agreement. The 18-month facility’s termination date was December 15, 2023, or earlier, subject to the Company's discretion to terminate the agreement. On August 9, 2023 the Company terminated the 18-month facility under the 2022 Revolving Credit Agreements. All outstanding obligations under the 18-month revolving credit facility have been paid and satisfied in full. As of August 31, 2023, there were no borrowings outstanding under the five-year revolving credit facility.

November 2021 Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). An aggregate amount of $3.0 billion or more of the November 2021 DDTL was drawn for the purpose of funding the purchase of the increased equity interest in VillageMD, paying fees and expenses related to the foregoing, with the remainder used for general corporate purposes. In fiscal 2023, the Company repaid the 364-day loan and the two-year loan in full. The maturity date on the three-year loan is November 24, 2024. As of August 31, 2023, there were $289 million in borrowings outstanding under the November 2021 DDTL. Amounts borrowed under the November 2021 DDTL and repaid or prepaid may not be reborrowed.

Borrowings under the November 2021 DDTL bear interest at a fluctuating rate per annum equal to the daily SOFR, plus an applicable margin. The applicable margins for the 364-day and two-year loans were 0.75% and 0.88%, respectively. The applicable margin for the three-year loan is 1.03%

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary financial covenants. As of August 31, 2023, the Company was in compliance with all such applicable financial covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. As of August 31, 2023 and 2022, there were no borrowings outstanding under the commercial paper program.

Interest
Interest paid by the Company was $606 million, $420 million and $916 million in fiscal 2023, 2022 and 2021, respectively. Interest paid in fiscal 2022 and 2021 included charges on early extinguishment of debt of $6 million and $387 million, respectively.

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

The Company economically hedges a portion of its exposure to equity price risk related to its investment in Cencora through variable prepaid forward derivative contracts.

WBA Fiscal 2023 Form 10-K	96

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

August 31, 2023	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$31	$1	Other current assets
Cross currency interest rate swaps	650	28	Other non-current assets
Foreign currency forwards	805	2	Other current liabilities
Cross currency interest rate swaps	102	2	Other current liabilities
Foreign currency forwards	4	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,139	$6	Other current assets
Total return swap	168	1	Other current assets
Foreign currency forwards	817	2	Other current liabilities
Total return swap	26	1	Other current liabilities
Variable prepaid forward contracts	3,195	2,548	Other non-current liabilities

August 31, 2022	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$448	$19	Other current assets
Cross currency interest rate swaps	150	12	Other current assets
Cross currency interest rate swaps	750	83	Other non-current assets
Foreign currency forwards	3	—	Other non-current assets
Foreign currency forwards	221	1	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$2,874	$49	Other current assets
Foreign currency forwards	1,098	6	Other current liabilities
Total return swap	183	6	Other current liabilities

Net investment hedges
The Company uses cross currency interest rate swaps and foreign currency forward contracts to hedge net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in Currency translation adjustments within Accumulated other comprehensive loss in the Consolidated Balance Sheets.

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

WBA Fiscal 2023 Form 10-K	97

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In fiscal 2023, the Company entered into VPF transactions with third-party financial institutions and received upfront prepayments related to the forward sale of shares of Cencora common stock. The upfront prepayments are recorded within Other non-current liabilities in the Consolidated Balance Sheet as derivatives. The Company has pledged shares of Cencora common stock as collateral upon entering into the VPF transactions. The VPF transactions provide the Company with current liquidity while allowing it to maintain voting and dividend rights in the Cencora common stock, as well as the ability to participate in future stock price appreciation during the term of the contracts up to a cap price specified in the contracts. The VPF transactions are expected to be settled per their respective forward settlement dates, at which time the Company will be obligated, unless it elects to settle otherwise as described below, to deliver the full number of shares of Cencora common stock to settle the agreements. The Company may receive additional cash payments to be determined based on the price of the Cencora common stock at the forward settlement dates relative to the forward floor and cap price specified in the contracts. Subject to certain conditions, the Company may elect to net settle the contract by delivery of shares (or payment of the cash value thereof) in lieu of receiving any additional cash. The aggregate number of Cencora shares to be delivered in connection with the VPF transactions will not exceed the shares subject to forward sale.

The terms of the VPF transactions were as follows (in millions):

Transaction date	Shares pledged and maximum shares subject to forward sale	Prepayment amount	Forward settlement date
May 11, 2023	4.6	$644	Fourth quarter, fiscal 2025
June 15, 2023	2.2	325	Third quarter, fiscal 2025
August 3, 2023	5.3	801	First quarter, fiscal 2026
August 4, 2023	5.3	797	Third quarter, fiscal 2026
	17.3	$2,568
The income (expense) due to changes in fair value of derivative instruments were recognized in the Consolidated Statements of Earnings as follows (in millions):

	Location in Consolidated Statements of Earnings	2023	2022	2021
Foreign currency forwards	Selling, general and administrative expense [1]	$—	$—	$(75)
Total return swap	Selling, general and administrative expense	12	(33)	58
Foreign currency forwards	Other income, net [1,2]	(273)	523	(8)
Variable prepaid forward	Other income, net	19	—	—

1.In fiscal 2022, certain expenses related to derivative instruments used as economic hedges, were presented as Other income, net within the Consolidated Statements of Earnings, whereas these expenses were recorded within Selling, general, and administrative expenses within the Consolidated Statements of Earnings in fiscal 2021.
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

WBA Fiscal 2023 Form 10-K	98

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$11	$11	$—	$—
Cross currency interest rate swaps [2]	28	—	28	—
Foreign currency forwards [3]	6	—	6	—
Investments in equity securities [4]	17	17	—	—
Investment in debt securities [5]	15	—	15	—
Total return swaps	1	—	1	—
Liabilities:
Variable prepaid forward [6]	$2,548	$—	$—	$2,548
Foreign currency forwards [3]	5	—	5	—
Total return swaps	1	—	1	—
Cross currency interest rate swaps [2]	2	—	2	—

	August 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$1,114	$1,114	$—	$—
Investments in debt securities [5]	130	—	130	—
Foreign currency forwards [3]	69	—	69	—
Investments in equity securities [4]	1	1	—	—
Cross currency interest rate swaps [2]	96	—	96	—
Liabilities:
Total return swaps	$6	$—	$6	$—
Foreign currency forwards [3]	7	—	7	—

1.Money market funds are valued at the closing price reported by the fund sponsor and classified as marketable securities on the Consolidated Balance Sheets.
2.The fair value of cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 9. Financial instruments, for further information.
3.The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 9. Financial instruments, for further information.
4.Fair values of quoted investments are based on current bid prices as of August 31, 2023 and August 31, 2022.
5.Includes investments in Treasury debt securities.
6.The fair value of the derivative was derived from a Black-Scholes valuation. The inputs used in valuing the derivative included observable inputs such as the floor and cap prices of the VPF, dividend yield of Cencora shares, risk free interest rate, and contractual term of the instrument, as well as unobservable inputs such as implied volatility of Cencora shares (ranging from 23.2% - 24.7% for the lower strike and 18.1% - 19.1% for the upper strike). See Note 9. Financial instruments, for further information.

There were no transfers between Levels in fiscal 2023 or 2022.

WBA Fiscal 2023 Form 10-K	99

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The roll forward of the fair value of the VPF derivatives associated with the forward sale of shares of Cencora common stock, classified as Level 3, for fiscal 2023 is as follows (in millions):

2023
Opening balance	$—
VPF derivative additions	(2,568)
Unrealized gains recorded in Other income, net	19
Ending balance	$(2,548)

The carrying value of the Company's credit facilities approximated their respective fair values due to their short-term nature.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Financial Statements. As of August 31, 2023, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $7.7 billion and $6.8 billion, respectively.

The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the August 31, 2023 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of August 31, 2023. See Note. 8 Debt, for further information. The carrying values of accounts receivable and trade accounts payable approximate their respective fair values due to their short-term nature.

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

WBA Fiscal 2023 Form 10-K	100

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company describes below certain proceedings against the Company in which the amount of loss could be material. The Company accrues for legal claims when, and to the extent that, the amount or range of probable loss can be reasonably estimated. The Company believes there are meritorious defenses in each of these proceedings, and it intends to defend each case vigorously, but there can be no assurance as to the ultimate outcome. With respect to litigation and other legal proceedings where the Company has determined a material loss is reasonably possible, except as otherwise disclosed, the Company is not able to make a reasonable estimate of the amount or range of loss that is reasonably possible above any accrued amounts in these proceedings, due to various reasons, including: existence of factual and legal arguments that, if successful, will eliminate or sharply reduce the possibility of loss; lack of sufficient information about the arguments and the evidence plaintiffs will advance with respect to their damages; some of the cases have been stayed; certain proceedings present novel and complex questions of public policy; legal and factual determinations and judicial and governmental procedure; the large number of parties involved; and the inherent uncertainties related to such litigation.

Litigation Relating to 2016 Goals
On December 29, 2014, a putative shareholder filed a derivative action in federal court in the Northern District of Illinois against certain current and former directors and officers of Walgreen Co. and Walgreen Co., as a nominal defendant, arising out of certain public statements the Company made regarding its former fiscal 2016 goals. (Cutler v. Wasson et al., No. 1:14-cv-10408 (N.D. Ill.)) The action asserts claims for breach of fiduciary duty, waste and unjust enrichment. On May 18, 2015, the case was stayed in light of a securities class action that was filed on April 10, 2015 (discussed below). On November 3, 2016, the Court entered a stipulation and order extending the stay until the resolution of the securities class action. The securities class action was resolved and a final judgement order entered on October 13, 2022. On March 24, 2023, the plaintiff filed a motion for preliminary approval of a settlement resolving the litigation. On May 8, 2023 the Court entered an order preliminarily approving the settlement. On July 25, 2023 the Court entered final approval of the settlement. As of August 31, 2023, the settlement was final and paid in full.

On April 10, 2015, a putative shareholder filed a securities class action in federal court in the Northern District of Illinois against Walgreen Co. and certain former officers of Walgreen Co. (Washtenaw County Employees’ Retirement System v. Walgreen Co. et al., No. 1:15-cv-3187 (N.D. Ill.)) The action asserts claims for violation of the federal securities laws arising out of certain public statements the Company made regarding its former fiscal 2016 goals. On June 29, 2022 the Court granted preliminary approval of a settlement in the amount of $105 million which was paid in fiscal 2022. The Court issued a final judgment order approving the settlement on October 13, 2022.

Securities Claims Relating to Rite-Aid Merger
On December 11, 2017, purported Rite Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. class action”) arising out of transactions contemplated by the merger agreement between the Company and Rite Aid. The amended complaint alleges that the Company and certain of its officers made false or misleading statements regarding the transactions. Fact and expert discovery have concluded. The Court denied both plaintiffs’ partial motion for summary judgement and the Company’s motion for summary judgment on March 31, 2023. Trial is scheduled for January 29, 2024. On August 23, 2023, the Company, the other defendants in the M.D. Pa. class action, and the lead plaintiffs entered into a binding agreement to settle all claims in the M.D. Pa. class action. The settlement of approximately $193 million provides for the dismissal of the M.D. Pa. class action with prejudice. Defendants admitted no liability and denied all allegations of wrongdoing. As of August 31, 2023, the Company recorded a $193 million liability associated with this settlement. The settlement is subject to approval at a hearing on a date to be set by the Court.

In October and December 2020, two separate purported Rite Aid Shareholders filed actions in the same court opting out of the class in the M.D. Pa. class action and making nearly identical allegations as those in the M.D. Pa. class action (the “Opt-out Actions”). The stay in the Opt-out Actions has been lifted following the Court’s rulings on summary judgment motions in the M.D. Pa. class action. The Company filed answers and affirmative defenses and discovery is ongoing. No trial date has been set.

Putative shareholder filed a derivative suit in the District Court of Delaware on March 19, 2021 (Clem v. Skinner, et. al, 21-CV-406 Del Dist. Ct.) against certain current and former Walgreens directors and officers alleging breach of fiduciary duty and seeking contribution under Section 21D of the Exchange Act in connection with the M.D. Pa. class action. Plaintiffs’ allegations in this derivative suit concern the same public statements at issue in the M.D. Pa. class action. The case has been stayed since its inception given the pending M.D. Pa. class action.

WBA Fiscal 2023 Form 10-K	101

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of November 30, 2022, the Company concluded that Settlement Framework discussions had advanced to a stage where a broad settlement of opioid claims by Settling States was probable, and for which the related loss was reasonably estimable. As a result of those conclusions and the Company’s ongoing assessment of other opioid-related claims, the Company recorded a $6.5 billion liability associated with the Settlement Frameworks and other opioid-related claims and litigation settlements during the three months ended November 30, 2022. The settlement accrual was reflected in the Consolidated Statement of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment.

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

The Proposed Settlement Agreement became effective on August 7, 2023 (the “Multistate Settlement Agreement”). The Company will continue to vigorously defend against any litigation not covered by the Multistate Settlement Agreement, including private plaintiff litigation. The Company continues to believe it has strong legal defenses and appellate arguments in all of these cases.

As of August 31, 2023, the Company has accrued a total $7.0 billion liability associated with the Multistate Settlement Agreement and other opioid-related claims and litigation settlements, including $703 million and $6.3 billion of the estimated settlement liability in Accrued expenses and other current liabilities, and Accrued litigation obligations, respectively, in the Consolidated Balance Sheet.

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

WBA Fiscal 2023 Form 10-K	102

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company also has been named as a defendant in multiple actions brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in the following states:

•Maryland (Mayor and City Council of Baltimore v. Purdue Pharma L.P., et al., Case No. 24-C-18-000515, Circuit Court for Baltimore City, Baltimore, Maryland - September 2024).
•Florida (Florida Health Sciences Center, Inc., et al. v. Richard Sackler, et al., Case No. CACE 19-018882, Seventeenth Judicial Circuit Court, Broward County, Florida - July 2025).

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

Usual and Customary Pricing Litigation
The Company is defending a number of claims, lawsuits and investigations that allege that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. These actions have been brought by different types of plaintiffs, including insurance companies, plan members, government and private payors, based on different legal theories. The Company has appropriately accrued for these matters, based on each matter's unique facts and circumstances. As of August 31, 2023, the Company has accrued an estimated liability of approximately $304 million for these matters. Loss contingencies are highly subjective and unpredictable and unfavorable developments can occur. The amount of the actual loss may differ materially from the accrual estimate. In one such case, Humana initiated an arbitration before the American Arbitration Association. At the conclusion of that matter, the arbitrator issued an award in Humana’s favor in the amount of $642 million. The Company has asked a federal court to vacate that award.

Note 12. Income taxes

The components of (Loss) earnings before income tax (benefit) provision were (in millions):

	2023	2022	2021
U.S.	$(7,553)	$2,998	$61
Non–U.S.	2,134	987	1,934
Total	$(5,419)	$3,985	$1,995

WBA Fiscal 2023 Form 10-K	103

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Income tax (benefit) provision consists of the following (in millions):

	2023	2022	2021
Current provision
Federal	$242	$39	$79
State	(13)	37	115
Non–U.S.	283	260	234
	$512	$336	$428
Deferred provision
Federal	$(1,886)	$(78)	$(10)
State	(364)	(20)	(46)
Non–U.S. – tax law change	—	—	344
Non–U.S. – excluding tax law change	(120)	(268)	(49)
	(2,370)	(366)	239
Income tax (benefit) provision	$(1,858)	$(30)	$667

The Company's effective tax rate for fiscal 2023 and 2022 was a benefit of 34.3% and 0.8%, respectively. The increase in the effective tax rate benefit was primarily attributable to a reduction in the valuation allowance, changes to deferred taxes as a result of internal legal entity restructuring, and tax benefits related to a measurement change in prior year tax positions. These benefits were partially offset by the impact of certain nondeductible charges for opioid-related claims and litigation settlements recorded during fiscal 2023. The Company recognized a tax benefit due to the reduction of a valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized in the current year against capital gains recognized on the sale of shares in Cencora and other forecasted capital gains. See Note 6. Equity method investments for further information.

The difference between the statutory federal income tax rate and the effective tax rate is as follows:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.8	0.4	3.5
Foreign income taxed at non-U.S. rates	(3.0)	(3.0)	(4.4)
Non-taxable income	2.5	(2.7)	(5.0)
Non-deductible expenses	(4.9)	3.0	0.3
Tax law changes	—	—	17.3
Change in valuation allowance [1]	6.0	(9.0)	(4.7)
Tax benefits from restructuring	1.1	—	(4.2)
Tax expense on non-operating equity earnings	—	—	6.1
Uncertain tax positions	(0.5)	1.3	6.2
Non-controlling interest	(2.9)	1.2	—
Tax credits	2.8	(1.0)	(1.8)
Conversion of equity investment	—	(11.8)	—
Change in outside basis difference	1.9	—	—
Change in measurement of prior year tax positions	3.5	—	—
Other	1.0	(0.2)	(0.9)
Effective income tax rate [2]	34.3%	(0.8)%	33.4%

1Net of changes in related tax attributes and tax benefits from capital losses generated and utilized.
2Effective tax rate for fiscal 2023 represents a tax benefit on a pre-tax loss.

WBA Fiscal 2023 Form 10-K	104

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	August 31, 2023	August 31, 2022
Deferred tax assets:
Compensation and benefits	$98	$171
Insurance	131	108
Accrued rent & lease obligations	5,265	5,296
Legal liability [1]	1,551	174
Allowance for doubtful accounts	23	53
Tax attributes	7,784	7,825
Stock compensation	74	56
Deferred income	8	120
Equity method investment	76	—
Other [1]	143	56
Total deferred tax assets	$15,153	$13,859
Less: valuation allowance	7,360	7,521
Total deferred tax assets, net	$7,793	$6,338

Deferred tax liabilities:
Accelerated depreciation	$254	$634
Inventory	403	441
Intangible assets	1,024	1,134
Equity method investment	—	314
Lease right-of-use asset	4,690	4,763
Outside basis difference [1]	1,045	52
Other [1]	180	303
Total deferred tax liabilities	7,596	7,641

Net deferred tax assets (liabilities)	$197	$(1,303)

1Includes certain reclassifications to conform to current period presentation.

As of August 31, 2023, the Company has recorded deferred tax assets for tax attributes of $7.8 billion, primarily reflecting the benefit of $1.8 billion in U.S. federal, $465 million in state and $28.7 billion in non-U.S. ordinary and capital losses. In addition, these deferred tax assets include $158 million of income tax credits. Of these deferred tax assets, $6.9 billion will expire at various dates from 2024 through 2040. The residual deferred tax assets of $832 million have no expiration date.

The Company believes it is more likely than not that the benefit from certain deferred tax assets will not be realized. The assessment of realization of deferred tax assets is performed based on the weight of the positive and negative evidence available to indicate whether the asset is recoverable, including tax planning strategies that are prudent and feasible. In recognition of this risk, the Company has recorded a valuation allowance of $7.4 billion against those deferred tax assets as of August 31, 2023.

Income taxes paid, net of refunds were $64 million, $387 million and $336 million for fiscal 2023, 2022 and 2021, respectively.

ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statement of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction. As of August 31, 2023 and 2022, unrecognized tax benefits of $703 million and $618 million were reported within Other non-current liabilities, respectively; $413 million and $473 million were reported against deferred taxes, respectively; and $116 million and $116 million were reported against related tax receivables in Other non-current assets, respectively, on the Consolidated Balance Sheets. These amounts include interest and penalties, when applicable.

WBA Fiscal 2023 Form 10-K	105

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2023	2022	2021
Balance at beginning of year	$1,110	$1,098	$494
Gross increases related to tax positions in a prior period	12	63	229
Gross decreases related to tax positions in a prior period	(19)	(51)	(52)
Gross increases related to tax positions in the current period	12	21	446
Settlements with taxing authorities	(7)	(19)	(13)
Lapse of statute of limitations	(2)	(2)	(6)
Balance at end of year	$1,106	$1,110	$1,098

At August 31, 2023, 2022 and 2021, $588 million, $529 million and $524 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized. During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $257 million due to anticipated federal and state tax audit settlements and the expirations of statutes of limitations associated with tax positions related to multiple state tax jurisdictions.

The Company recognizes interest and penalties in the income tax provision in its Consolidated Statements of Earnings. At August 31, 2023 and 2022, the Company had accrued interest and penalties of $125 million and $97 million, respectively. For the years ended August 31, 2023, 2022 and 2021, the amounts reported in income tax expense related to interest and penalties were $29 million, $13 million and $26 million, respectively.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various states and multiple foreign jurisdictions. It is generally no longer under audit examinations for U.S. federal income tax purposes for any years prior to fiscal 2014. With few exceptions, it is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2008. In foreign tax jurisdictions, the Company is generally no longer subject to examination by the tax authorities in the UK prior to 2015, Luxembourg prior to 2018 and in Germany prior to 2014.

The Company has received tax holidays from Swiss cantonal income taxes relative to certain of its Swiss operations. The income tax holidays expired in September 2022. A reduced tax rate will extend through December 2029. The holidays had a beneficial impact of $9 million, $104 million and $118 million (inclusive of capital GILTI tax cost) during fiscal 2023, 2022 and 2021, respectively. This benefit is primarily included as part of the foreign income taxed at non-U.S. rates line in the effective tax rate reconciliation table above.

At August 31, 2023, it is not practicable for the Company to determine the amount of the unrecognized deferred tax liability it has with respect to temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

U.S. tax law changes
On August 16, 2022, the United States government enacted the IRA. The IRA establishes a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for tax years beginning after December 31, 2022 (fiscal 2024). The enactment of the IRA did not have a material impact to the Company’s financial statements.

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

WBA Fiscal 2023 Form 10-K	106

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Stock compensation plans

In fiscal 2021, the Company's Board of Directors approved the Walgreens Boots Alliance, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”). The 2021 Omnibus Plan replicates the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan and provides incentive compensation to the Company’s non-employee directors, officers and other eligible employees.

The Company grants stock options, performance shares and restricted units under the 2021 Omnibus Plan. Performance shares issued under the 2021 Omnibus Plan offer performance-based incentive equity awards to certain employees. Restricted stock units are also equity-based awards with vesting requirements that are granted to key employees. The performance shares and restricted stock unit awards are both subject to restrictions as to continuous employment except in the case of death, normal retirement or total and permanent disability. Stock-based compensation expense associated with such plans for fiscal 2023, 2022 and 2021 was $58 million, $133 million and $155 million, respectively.

Certain majority-owned subsidiaries within the U.S. Healthcare segment maintain standalone stock-based compensation plans. Stock-based compensation expense associated with such plans for fiscal 2023 and 2022 was $327 million and $269 million, respectively, including the impact of fair value adjustments resulting from acquisitions. Awards granted under standalone stock-based compensation plans include subsidiary units, profits interests, and options. Awards generally vest over time or subject to achievement of certain subsidiary performance targets. Certain awards accelerate vesting upon a change in control or upon the Company’s acquisition of additional subsidiary equity above a certain threshold.

Unrecognized compensation cost related to non-vested awards, inclusive of awards issued under the 2021 Omnibus Plan and the standalone subsidiary stock compensation plans, was $388 million at August 31, 2023, which will be fully recognized over the next three years.

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

WBA Fiscal 2023 Form 10-K	107

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present classes of defined benefit pension plan assets by fair value hierarchy (in millions):

	August 31, 2023	Level 1	Level 2	Level 3
Equity securities:
Equity securities [1]	$264	$—	$264	$—

Debt securities:
Fixed interest government bonds [2]	1,044	848	196	—
Index linked government bonds [2]	1,364	1,364	—	—
Corporate bonds [3]	1,214	—	1,214	—

Real estate:
Real estate [4]	466	—	—	466

Other:
Other investments, net [5]	1,242	142	338	761

Total	$5,594	$2,354	$2,012	$1,228

	August 31, 2022	Level 1	Level 2	Level 3
Equity securities:
Equity securities [1]	$967	$—	$967	$—

Debt securities:
Fixed interest government bonds [2]	688	402	285	—
Index linked government bonds [2]	1,785	1,785	—	—
Corporate bonds [3]	1,980	—	1,980	—

Real estate:
Real estate [4]	548	—	—	548

Other:
Other investments, net [5]	636	10	(87)	713

Total	$6,603	$2,197	$3,145	$1,261
1Includes investments in commingled funds, are valued based on quoted prices and are primarily exchange-traded. Securities for which official close or last trade pricing on an active exchange is available are classified as Level 1 investments. If closing prices are not available, or the investments are in a commingled fund, securities are valued at the last quoted bid price and typically are categorized as Level 2 investments.
2Includes government bonds comprising fixed interest and index linked bonds issued by central governments and are valued based on quotes received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type, as well as dealer-supplied prices.
3Includes bonds issued by corporations in both segregated and commingled funds and are valued using recently executed transactions, or quoted market prices for similar assets and liabilities in active markets, or for identical assets and liabilities in markets that are not active. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices.

WBA Fiscal 2023 Form 10-K	108

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4Includes investments in certain property funds which are valued based on the underlying properties. These properties are valued using a number of standard industry techniques such as cost, discounted cash flows, independent appraisals and market based comparable data. Real estate investments are categorized as Level 3 investments. Changes in Level 3 investments during fiscal 2023 were driven by actual return on plan assets still held at August 31, 2023 and purchases during the year.
5Includes net receivable (payable) amounts for unsettled transactions, cash and cash equivalents, derivatives, insurance linked securities and direct private placements. Cash is categorized as a Level 1 investment and cash in commingled funds is categorized as a Level 2 investment. Amounts receivable (payable) are categorized as level 2 investments. Cash equivalents are valued using observable yield curves, discounting and interest rates and are categorized as Level 2 investments. Derivatives which are exchange-traded and for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market, or exchange on which they are traded, and are categorized as Level 1 investments. Over-the-counter derivatives typically are valued by independent pricing services and are categorized as Level 2 investments. Insurance linked securities are categorized as Level 2. Direct private placements are typically bonds valued by reference to comparable bonds and are categorized as Level 3 investments. Changes in Level 3 investments during fiscal 2023 were primarily driven by purchases during the year.

Components of net periodic pension costs for the defined benefit pension plans and cumulative pre-tax amounts recognized in accumulated other comprehensive loss are as follows (in millions):

	Boots and other pension plans
	2023	2022	2021
Service costs (Selling, general and administrative expenses)	$4	$5	$6
Interest costs (Other income, net)	264	149	139
Expected returns on plan assets/other (Other income, net)	(340)	(280)	(332)
Total net periodic pension income	$(72)	$(126)	$(188)

Net actuarial loss (gain)	$730	$(251)	$(506)
Prior service cost	(1)	(1)	(1)
Total pre-tax comprehensive loss (income)	$729	$(252)	$(507)

Change in benefit obligations for the defined benefit pension plans (in millions):

	2023	2022
Benefit obligation at beginning of year	$5,967	$10,206
Service costs	4	5
Interest costs	264	149
Net actuarial gain	(897)	(3,042)
Benefits paid	(286)	(304)
Currency translation adjustments	463	(1,047)
Benefit obligation at end of year	$5,515	$5,967

Change in plan assets for the defined benefit pension plans (in millions):

	2023	2022
Plan assets at fair value at beginning of year	$6,603	$10,475
Employer contributions	40	45
Benefits paid	(286)	(304)
Return on assets	(1,275)	(2,477)
Currency translation adjustments	511	(1,136)
Plan assets at fair value at end of year	$5,594	$6,603

WBA Fiscal 2023 Form 10-K	109

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in the Consolidated Balance Sheets (in millions):

	August 31, 2023	August 31, 2022
Other non-current assets	$306	$863
Accrued expenses and other liabilities	(10)	(9)
Other non-current liabilities	(216)	(217)
Net asset recognized at end of year	$80	$637

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans, including accumulated benefit obligations in excess of plan assets, were as follows (in millions):

	August 31, 2023	August 31, 2022
Projected benefit obligation	$5,515	$5,967
Accumulated benefit obligation	5,503	5,961
Fair value of plan assets [1]	5,594	6,603

1 Represents plan assets of The Boots plan, the Company's only funded defined benefit pension plan.

Estimated future benefit payments for the next 10 years from defined benefit pension plans to participants are as follows (in millions):

Estimated future benefit payments
2024	$324
2025	305
2026	317
2027	326
2028	337
2029-2033	1,798

The assumptions used in accounting for the defined benefit pension plans were as follows:

	2023	2022
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.22%	4.20%
Rate of compensation increase	3.73%	3.04%

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.20%	1.57%
Expected long-term return on plan assets	4.90%	2.90%
Rate of compensation increase	3.04%	2.80%

In determining long-term rate of return on plan assets assumption, the Company considers both the historical performance of the investment portfolio as well as the long-term market return expectations based on the investment mix of the portfolio. A change in any of these assumptions would have an effect on its pension expense. A 25 basis point increase in the discount rate would result in a decline of $159 million to the Company’s pension benefit obligation. A 25 basis point decrease on the expected return on plan assets assumption would decrease the Company’s pension income by $14 million.

Based on current actuarial estimates, the Company plans to make contributions of $18 million to its defined benefit pension plans in fiscal 2024 and expects to make contributions beyond 2024, which will vary based upon many factors, including the performance of the defined benefit pension plan assets.

WBA Fiscal 2023 Form 10-K	110

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision is an expense of $239 million, $234 million and $221 million in fiscal 2023, 2022 and 2021, respectively. The Company’s contributions were $241 million, $236 million and $222 million in fiscal 2023, 2022 and 2021, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is UK based to which both the Company and participating employees contribute. The cost recognized in the Consolidated Statement of Earnings was $83 million, $90 million and $101 million in fiscal 2023, 2022 and 2021, respectively.

Post-retirement healthcare plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee.

The Company’s post-retirement health benefit plan obligation was $113 million and $122 million in fiscal 2023 and 2022, respectively and is not funded. The Company expects to make contributions of $8 million in fiscal 2024.

Note 15. Capital stock

In June 2018, Walgreens Boots Alliance authorized a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock, which program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program and no shares were repurchased in fiscal 2022 or 2023. As of August 31, 2023, the Company had approximately $2.0 billion remaining under the June 2018 stock repurchase program.

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

In addition, the Company continued to repurchase shares to support the needs of the employee stock plans. Shares totaling $150 million, $187 million and $110 million were purchased to support the needs of the employee stock plans during fiscal 2023, 2022 and 2021, respectively. As of August 31, 2023, 63 million shares of common stock were reserved for future issuances under the Company’s various employee benefit plans.

WBA Fiscal 2023 Form 10-K	111

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (loss) (“AOCI”) by component and net of tax for fiscal 2023, 2022 and 2021 (in millions):

	Pension/post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges	Unrealized gain (loss) on available for sale debt securities	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2020	$(748)	$(31)	$(34)	$—	$(10)	$(2,948)	$(3,771)
Other comprehensive income (loss) before reclassification adjustments	532	10	(6)	127	(24)	384	1,022
Amounts reclassified from AOCI	(8)	17	—	—	—	(3)	6
Business disposal	(4)	—	—	—	—	795	792
Tax (provision) benefit	(132)	(6)	6	(31)	6	—	(157)
Net change in other comprehensive income (loss)	389	21	(1)	96	(18)	1,176	1,663
Balance at August 31, 2021	$(359)	$(10)	$(35)	$96	$(29)	$(1,772)	$(2,109)
Other comprehensive income (loss) before reclassification adjustments	278	6	327	451	(326)	(833)	(97)
Amounts reclassified from AOCI	(22)	3	—	(577)	31	—	(565)
Other	(6)	—	—	—	—	—	(6)
Tax (provision) benefit	(48)	(2)	(79)	32	70	—	(27)
Net change in other comprehensive income (loss)	203	7	248	(95)	(226)	(833)	(696)
Balance at August 31, 2022	$(157)	$(3)	$213	$1	$(254)	$(2,605)	$(2,805)
Other comprehensive (loss) income before reclassification adjustments	(705)	(7)	(172)	(2)	6	379	(500)
Amounts reclassified from AOCI	(26)	4	—	—	158	(14)	121
Tax benefit (provision)	190	—	42	1	(42)	—	190
Net change in other comprehensive (loss) income	(541)	(2)	(130)	(2)	122	364	(189)
Balance at August 31, 2023	$(698)	$(5)	$83	$—	$(132)	$(2,240)	$(2,993)

WBA Fiscal 2023 Form 10-K	112

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Segment reporting

The Company aligned into three reportable segments: U.S. Retail Pharmacy, International and U.S. Healthcare.

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

U.S. Retail Pharmacy
The Company's U.S. Retail Pharmacy segment includes the Walgreens business which is comprised of the operations of retail drugstores, health and wellness services, specialty and home delivery pharmacy services, and its equity method investment in Cencora. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

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

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a national provider of value-based care with primary, multi-specialty, and urgent care providers serving patients in traditional clinic settings, in patients’ homes and online appointments; Shields, a specialty pharmacy integrator and accelerator for hospitals; CareCentrix, a participant in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in “Corporate and Other”.

WBA Fiscal 2023 Form 10-K	113

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects results of operations of the Company's reportable segments (in millions):

	2023	2022	2021
Sales:
U.S. Retail Pharmacy	$110,314	$109,078	$112,005
International	22,198	21,830	20,505
U.S. Healthcare	6,570	1,795	—
Walgreens Boots Alliance, Inc.	$139,081	$132,703	$132,509

Adjusted operating income:
U.S. Retail Pharmacy	$3,689	$5,029	$5,019
International	935	726	466
U.S. Healthcare	(566)	(370)	(57)
Corporate and Other	(187)	(251)	(311)
Walgreens Boots Alliance, Inc.	$3,871	$5,133	$5,117

Depreciation and amortization:
U.S. Retail Pharmacy	$1,362	$1,415	$1,513
International	328	355	399
U.S. Healthcare	560	211	1
Corporate and Other	8	9	10
Walgreens Boots Alliance, Inc.	$2,257	$1,990	$1,923

Capital expenditures:
U.S. Retail Pharmacy	$1,421	$1,207	$1,030
International	308	295	243
U.S. Healthcare	375	218	34
Corporate and Other	13	15	5
Walgreens Boots Alliance, Inc.	$2,117	$1,734	$1,312

The following table reconciles adjusted operating income to operating (loss) income (in millions):

	2023	2022	2021
Adjusted operating income (Non-GAAP measure):	$3,871	$5,133	$5,117
Certain legal and regulatory accruals and settlements	(7,466)	(768)	(75)
Transformational cost management	(1,181)	(763)	(417)
Acquisition-related amortization	(1,126)	(855)	(523)
Acquisition-related costs	(323)	(223)	(54)
Impairment of intangible assets	(299)	(783)	(49)
Adjustments to equity earnings (loss) in Cencora	(211)	(218)	(1,645)
LIFO provision	(187)	(135)	(13)
Store damage and inventory loss insurance recovery	40	—	—
Operating (loss) income (GAAP measure)	$(6,882)	$1,387	$2,342

No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. Substantially all of our pharmacy sales are to customers covered by third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer's eligible prescription purchases. In the U.S. Retail Pharmacy segment, three third-party payors accounted for approximately 33%, 31%, and 33% of the Company's consolidated sales in fiscal 2023, 2022 and 2021, respectively.

WBA Fiscal 2023 Form 10-K	114

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic data for sales is as follows (in millions):

	2023	2022	2021
United States	$116,883	$110,873	$112,005
United Kingdom	8,984	8,894	8,298
Germany	11,211	11,178	10,472
Other	2,003	1,757	1,734
Sales	$139,081	$132,703	$132,509

Geographic data for long-lived assets, defined as operating lease right-of-use assets and property, plant and equipment, is as follows (in millions):

	2023	2022 [1]
United States	$28,951	$28,710
United Kingdom	3,622	3,663
Other	681	614
Total long-lived assets	$33,254	$32,988

1.Fiscal 2022 data has been updated to conform to current period presentation

Note 18. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	2023	2022	2021
U.S. Retail Pharmacy
Pharmacy	$82,118	$80,434	$84,892
Retail	28,195	28,643	27,113
Total	$110,314	$109,078	$112,005

International
Pharmacy	$3,664	$3,727	$3,808
Retail	7,324	6,924	6,225
Wholesale	11,211	11,178	10,472
Total	$22,198	$21,830	$20,505

U.S. Healthcare	$6,570	$1,795	$—

Walgreens Boots Alliance, Inc.	$139,081	$132,703	$132,509

WBA Fiscal 2023 Form 10-K	115

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Related parties

The Company has a long-term pharmaceutical distribution agreement with Cencora pursuant to which the Company sources branded and generic pharmaceutical products from Cencora. Additionally, Cencora receives sourcing services for generic pharmaceutical products.

Related party transactions with Cencora (in millions):

	2023	2022	2021
Purchases, net	$65,173	$62,174	$62,513

Trade accounts payable, net of receivables	$7,814	$6,915	$6,589

See Note 2. Discontinued operations for further information.

Note 20. Supplementary financial information

Summary of Quarterly Results (Unaudited)
(in millions, except per share amounts)

	Quarter ended
	November	February	May	August	Fiscal year
Fiscal 2023
Sales	$33,382	$34,862	$35,415	$35,422	$139,081
Gross profit	$6,953	$7,055	$6,588	$6,475	$27,072
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc.	$(3,721)	$703	$118	$(180)	$(3,080)

Net (loss) earnings per common share
Basic	$(4.31)	$0.81	$0.14	$(0.21)	$(3.57)
Diluted	$(4.31)	$0.81	$0.14	$(0.21)	$(3.57)

Cash dividends declared per common share	$0.4800	$0.4800	$0.4800	$0.4800	$1.9200

Fiscal 2022
Sales	$33,901	$33,756	$32,597	$32,449	$132,703
Gross profit	$7,574	$7,708	$6,572	$6,410	$28,265
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	$3,580	$883	$289	$(415)	$4,337

Net earnings (loss) per common share
Basic	$4.13	$1.02	$0.33	$(0.48)	$5.02
Diluted	$4.13	$1.02	$0.33	$(0.48)	$5.01

Cash dividends declared per common share	$0.4775	$0.4775	$0.4775	$0.4800	$1.9125

WBA Fiscal 2023 Form 10-K	116

Management’s Report on Internal Control

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by the SEC, our assessment of internal controls over financial reporting excludes internal control over financial reporting of equity method investees. However, our assessment of internal control over financial reporting with respect to equity method investees did include controls over the recording of amounts related to our investments that are recorded in the Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Additionally, the scope of management’s evaluation of the effectiveness of internal control over financial reporting did not include the internal control over financial reporting at Summit within the U.S. Healthcare segment, as described in Note 3. Acquisitions and other investments, to the Consolidated Financial Statements included in Part II, Item 8. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a business may be omitted from management’s report on internal control over financial reporting for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2023. The acquisition of this business represented approximately 2.0% of the Company’s total assets as of August 31, 2023 after excluding goodwill and intangibles assets recorded, and 1.4% of the Company’s sales for the fiscal year ended August 31, 2023.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2023. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting, as stated in its report which is included herein.

/s/	Ginger L. Graham	/s/	Manmohan Mahajan
	Ginger L. Graham		Manmohan Mahajan
	Interim Chief Executive Officer		Senior Vice President and Interim Global Chief Financial Officer

October 12, 2023

WBA Fiscal 2023 Form 10-K	117

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walgreens Boots Alliance, Inc. and subsidiaries (the "Company") as of August 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill and Indefinite-Lived Intangible Assets Impairment –Boots Reporting Unit, VillageMD Reporting Unit and certain Boots’ Indefinite-lived Intangible Assets – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of the fair value of each reporting unit or asset to its carrying value. The Company uses the income and/or the market approaches to estimate the fair value of its reporting units in its goodwill impairment analysis. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach requires management to estimate fair value using comparable marketplace fair value data from within a comparable industry grouping or a comparable marketplace transactional multiple. The Company uses the multi-period excess earnings model and the relief from royalty model to estimate the fair value of the indefinite-lived intangible assets. Changes in assumptions or the selection of companies in the comparable industry group could have a significant impact on the valuation of the reporting units and the amount of a goodwill or indefinite-lived intangible asset impairment charge, if any.

We identified the valuation of the Boots reporting unit, VillageMD reporting unit and certain Boots indefinite-lived intangible assets as a critical audit matter due to the materiality of the assets’ carrying values, the difference between the fair values and the carrying values, and because the current economic environment has affected the businesses. Auditing management’s judgments used in the quantitative assessment regarding significant assumptions such as future revenue growth, EBITDA margins, the selection of discount rates, the selection of the valuation approaches, and the market multiples selected requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

WBA Fiscal 2023 Form 10-K	118

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of goodwill for the Boots reporting unit, VillageMD reporting unit and certain Boots indefinite-lived intangible assets included the following, among others:
•We tested the effectiveness of controls over the goodwill and indefinite-lived intangible asset impairment analyses, including those over the development of forecasts of business assumptions (e.g., revenues, EBITDA margins), valuation methodologies, and the selection of market multiples and discount rates.
•We evaluated management’s ability to accurately forecast business assumptions (e.g., revenues, EBITDA margins) by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts of business assumptions (e.g., revenues, EBITDA margins) by performing certain procedures, including:
◦Comparing the forecasts to internal communications to management.
◦Comparing the forecasts and planned initiatives to third-party economic and industry data.
•We performed sensitivity analyses to evaluate the risk of impairment if key assumptions are changed.
•We evaluated, with the assistance of our fair value specialists, the (1) valuation methodologies; (2) selection of market multiples for the VillageMD and Boots reporting units; and (3) discount rates utilized for the Boots reporting unit and certain Boots indefinite-lived intangible assets, by performing certain procedures, including:
◦Comparing the valuation methodologies used to generally accepted valuation practices for each asset type.
◦Evaluating the appropriateness of the Company’s selection of companies in its industry comparable group, similar marketplace transactions, and market multiples for comparability to the reporting unit.
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing an independent discount rate range and comparing the discount rate selected by management to this range.

Income Taxes – Uncertain Tax Positions - Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description
The Company has a complex legal structure involving numerous domestic and foreign locations with constantly changing tax laws and regulations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate whether it is more likely to be sustained than not on the basis of its technical merits. In evaluating the tax benefits associated with the various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The evaluation of each uncertain tax position requires management to apply specialized skill, knowledge, and significant judgment related to the identified position. This significant judgment includes determining the correct value of the uncertain tax position based on the selected method of measurement, data, and assumptions determined by management.

Because of the numerous taxing jurisdictions in which the Company files its tax returns and the complexity of tax laws and regulations, auditing select uncertain tax positions and the determination of whether the more likely than not threshold was met requires a high degree of auditor judgment and increased extent of effort, including the involvement of our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to select uncertain tax positions included the following, among others:
•We tested the effectiveness of controls over income taxes, including those over identifying uncertain tax positions and measuring liabilities.
•We evaluated, with the assistance of our tax specialists, a selection of underlying tax positions to evaluate the more likely than not principle as it applied to the specific underlying tax position.
•We evaluated, with the assistance of our tax specialists, a selection of the Company’s uncertain tax positions by performing the following:
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
◦Assessing changes and interpretation of applicable tax law.

WBA Fiscal 2023 Form 10-K	119

Commitments and Contingencies – U.S. Department of Justice (“DOJ”) investigation Refer to Note 11 to the financial statements
Critical Audit Matter Description

The Company has received from the U.S. Department of Justice (“DOJ”) and the Attorneys General of numerous states, subpoenas, civil investigative demands, and other requests concerning opioid-related matters. The Company continues to communicate with the DOJ regarding purported violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing prescriptions for opioids and other controls substances at its pharmacies nationwide. The Company reviews all loss contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its estimate for the ultimate loss. The Company also performs an assessment of loss contingencies where a loss is reasonably possible. If it is reasonably possible that a loss may have been incurred and the effect on the financial statements could be material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the financial statements.

We identified the evaluation of potential loss contingencies, and related disclosures, related to the DOJ investigation as a critical audit matter because auditing management’s judgment in determining a reasonable estimate of loss or a range of loss required significant auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the loss contingency involving the DOJ investigation included the following, among others:
•We tested the effectiveness of internal controls related to management’s review of loss contingencies, and approval of the accounting treatment and related disclosures based on the most recent facts and circumstances.
•We inquired of the Company’s internal and external legal counsel to understand the legal merits and the basis for the Company’s conclusion specific to the likelihood of loss and as relevant the estimate of potential loss or range of loss
•We requested and received written responses from internal and external legal counsel.
•We obtained and evaluated management’s evaluation of the loss contingency. As part of our procedures, we made inquiries of management and the audit committee to evaluate and corroborate our understanding obtained through inquiries of internal and external legal counsel. We also performed public domain searches for evidence contrary to management’s analysis.We evaluated management’s recorded loss contingency and conclusion of the reasonably estimable amount.
•We inspected Board of Directors meeting minutes, including relevant sub-committee meeting minutes and performed inquiries with executive management and the audit committee regarding the information discussed and presented to the Board of Directors during the relevant committee meetings.
•We obtained and reviewed the court rulings and briefs identified by management as part of their evaluation of the loss contingency and informed the judgments made by management.
•We consulted with professionals in our firm with expertise related to auditing loss contingencies.
•We evaluated any events subsequent to August 31, 2023 that might impact our evaluation of loss contingencies, including any related accrual or disclosure.
•We obtained written representations from executives of the Company.
•We read the Company’s related disclosures and evaluated them for consistency with our testing.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 12, 2023

We have served as the Company's auditor since 2002.

WBA Fiscal 2023 Form 10-K	120

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Walgreens Boots Alliance, Inc. and subsidiaries (the “Company”) as of August 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2023, of the Company and our report dated October 12, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control, management excluded from its assessment the internal control over financial reporting at WP CityMD TopCo (“Summit”) which was acquired during the year ended August 31, 2023. The acquisition of Summit represented approximately 2% of the Company’s total assets as of August 31, 2023 after excluding goodwill and intangible assets recorded and 1.4% of the Company’s sales for the fiscal year ended August 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Summit.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 12, 2023

WBA Fiscal 2023 Form 10-K	121

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and procedures

Evaluation of disclosure controls and procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). In fiscal 2023, the Company completed the acquisition of Summit. The Company accounted for this acquisitions as a business combination resulting in consolidation within the U.S. Healthcare segment. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the acquired businesses. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2023.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended August 31, 2023 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

WBA Fiscal 2023 Form 10-K	122

Inherent limitations on effectiveness of controls
Our management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other information

During the three months ended August 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

WBA Fiscal 2023 Form 10-K	123

PART III

The Company intends to file with the SEC a definitive proxy statement for its next Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after August 31, 2023. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the disclosure in that Proxy Statement. The Company’s next Annual Meeting of Stockholders is scheduled to be held on January 25, 2024.

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

Charters of all committees of the Company’s Board of Directors, as well as the Company’s Corporate Governance Guidelines and Code of Ethics for CEO and Financial Executives and Code of Conduct and Business Ethics, are available on the Company’s website at investor.walgreensbootsalliance.com or, upon written request and free of charge, in printed hard copy form. Written requests should be sent to Walgreens Boots Alliance, Inc., Attention: Investor Relations, Mail Stop #1833, 108 Wilmot Road, Deerfield, Illinois 60015.

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

WBA Fiscal 2023 Form 10-K	124

PART IV

Item 15. Exhibits and financial statement schedules
(a)Documents filed as part of this report:
(1)Financial statements. The following financial statements, supplementary data and reports of independent public accountants appear in Part II, Item 8 of this Form 10-K and are incorporated herein by reference.
Consolidated Balance Sheets at August 31, 2023 and 2022
Consolidated Statements of Equity, Earnings, Comprehensive Income and Cash Flows for the years ended August 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
.
(2)Financial statement schedules and supplementary information
Schedules I, II, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

(3)Exhibits. Exhibits 10.1 through 10.44 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

(b)Exhibits

Exhibit No.	Description	SEC Document Reference
2.1*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes.	Incorporated by reference to Annex B-1 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.2*	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.3	Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated December 23, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 24, 2014.
2.5	Amendment No. 2 to Agreement and Plan of Merger, dated December 29, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 (File No. 1-36759) filed with the SEC on December 30, 2014.
2.6*	Amended and Restated Asset Purchase Agreement, dated as of September 18, 2017, by and among Walgreens Boots Alliance, Inc., Walgreen Co. and Rite Aid Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 19, 2017.
2.7*	Share Purchase Agreement, dated as of January 6, 2021, by and between Walgreens Boots Alliance, Inc., and Cencora, Inc (formerly known as AmerisourceBergen Corporation).	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 8, 2021.

WBA Fiscal 2023 Form 10-K	125

2.8*	Securities Purchase Agreement, by and among Walgreen Co., the several equity holders of Shields Health Solutions Parent, LLC listed on Schedules A and B thereto, the stockholders of WCAS Shields Holdings, Inc. listed on Schedule C thereto, Shields Health Solutions Parent, LLC, WCAS Shields Holdings, Inc. and WCAS XIII Associates, LLC, solely in its capacity as Sellers’ Representative thereunder.	Incorporated by reference to Exhibit 2.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 21, 2021.
2.9*	Class D Preferred Unit Purchase Agreement, dated as of October 14, 2021, by and among WBA Acquisition 4, LLC, WBA Financial, LLC, Walgreens Boots Alliance, Inc., Village Practice Management Company, LLC and certain members of Village Practice Management Company, LLC	Incorporated by reference to Exhibit 2.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 14, 2021.
2.10*	Securities Purchase Agreement and Agreement and Plan of Merger, dated September 19, 2022, by and among WBA Acquisition 4, LLC, Walgreen Co., WBA Shields Merger Sub, LLC, certain equityholders of WCAS Shields Holdings, LLC listed on Schedule A thereto, WCAS Shields Holdings, LLC, Shields Health Solutions Parent, LLC and WCAS XIII Associates, LLC, solely in its capacity as Sellers’ Representative thereunder	Incorporated by reference to Exhibit 2.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on September 20, 2022.
2.11*	Agreement and Plan of Merger, dated as of November 7, 2022, by and among WP CityMD Topco LLC, Village Practice Management Company, LLC, Project Teton Merger Sub LLC and Shareholder Representative Services LLC.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 8, 2022.
2.12*	Class E Preferred Unit and Class F Preferred Unit Purchase Agreement, dated as of November 7, 2022, by and among WBA Acquisition 5, LLC, Walgreens Boots Alliance, Inc., Cigna Health & Life Insurance Company, Village Practice Management Company, LLC and certain members of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 2.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 8, 2022.
2.13	First Amendment to Agreement and Plan of Merger, dated as of November 14, 2022, by and among WP CityMD Topco LLC, Village Practice Management Company, LLC and Project Teton Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
2.14*	Second Amendment to Agreement and Plan of Merger, dated as of January 3, 2023, by and among WP CityMD Topco LLC, Village Practice Management Company Holdings, LLC, Village Practice Management Company, LLC and Project Teton Merger Sub LLC.	Incorporated by reference to Exhibit 2.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
2.15*	Amended and Restated Class E Preferred Unit and Class F Preferred Unit Purchase Agreement, dated as of January 3, 2023, by and among WBA Acquisition 5, LLC, Walgreens Boots Alliance, Inc., Cigna Health & Life Insurance Company, Evernorth Health, Inc., Village Practice Management Company, LLC and certain members of Village Practice Management Company, LLC	Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 31, 2023.

WBA Fiscal 2023 Form 10-K	126

4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-152315) filed with the SEC on July 14, 2008.
4.2	Form of Walgreen Co. 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.
4.3	Form of Guarantee of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
4.4	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.5	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.6	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.7	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.
4.8	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.9	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.
4.10	Indenture, dated as of December 17, 2015, between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-208587) filed with the SEC on December 17, 2015.
4.11	First Supplemental Indenture, dated as of October 13, 2021, by and between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.13 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2021 (File No. 1-36759) filed with the SEC on October 14, 2021.
4.12	Form of 3.450% Notes due 2026.	Incorporated by reference to Exhibit 4.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.13	Form of 4.650% Notes due 2046.	Incorporated by reference to Exhibit 4.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 1, 2016.
4.14	Form of 3.200% Notes due 2030.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.
4.15	Form of 4.100% Notes due 2050.	Incorporated by reference to Exhibit 4.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on April 15, 2020.
4.16	Form of 0.950% Notes due 2023.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 17, 2021.
4.17	Walgreen Co. Shareholders Agreement, dated as of August 2, 2012, among Walgreen Co., Stefano Pessina, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Kohlberg Kravis Roberts & Co. L.P. and certain other investors party thereto.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

WBA Fiscal 2023 Form 10-K	127

4.18	Letter Agreement between Stefano Pessina and Walgreens Boots Alliance, Inc., dated July 23, 2020.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on July 27, 2020.
4.19	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.
Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 (File No. 333-198768) filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.

4.20	Amendment No. 2 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated December 31, 2014, as Amended by Amendment No.1, dated as of August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Ontario Holdings WBS Limited, KKR Sprint (European II)Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Exhibit E to the Schedule 13D filed by Alliance Santé Participations S.A. (File No. 005-88481) filed with the SEC on December 31, 2014).
4.21	Description of Registered Securities.	Filed herewith.
10.1	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 1, 2016).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 (File No. 1-36759) filed with the SEC on October 20, 2016.
10.2	Walgreens Boots Alliance, Inc. 2021 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.3	Form of Performance Share Award agreement (effective October 2022).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 28, 2022.
10.4	Form of Performance Share Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.5	Form of Performance Share Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.6	Form of Stock Option Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.7	Form of Stock Option Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.8	Form of Restricted Stock Unit Award agreement (effective March 2023).	Filed herewith.
10.9	Form of Restricted Stock Unit Award agreement (effective October 2022).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 28, 2022.

WBA Fiscal 2023 Form 10-K	128

10.10	Form of Restricted Stock Unit Award agreement (effective October 2022).	Filed herewith.
10.11	Form of Restricted Stock Unit Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.12	Form of Restricted Stock Unit Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.13	Form of Restricted Stock Unit Award agreement for Executive Chairman (effective October 2022).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 28, 2022.
10.14	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2021).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 1-36759) filed with the SEC on January 6, 2022.
10.15	Amendment to the amended and restated Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 2, 2021.
10.16	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 19, 2018.
10.17	Form of Performance Share Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.18	Form of Stock Option Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.19	Form of Stock Option Award agreement (effective October 2019).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.20	Form of Restricted Stock Unit Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.21	Form of Stock Option Award agreement for CEO (November 2019).	Incorporated by reference to Exhibit 10.14 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.22	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K (File No. 1-36759) filed with the SEC on October 28, 2015.
10.23	Form of Stock Option Award agreement under UK Sub-plan (effective October 2020).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 30, 2020.
10.24	Form of Stock Option Award agreement under UK Sub-plan (effective October 2019).	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.

WBA Fiscal 2023 Form 10-K	129

10.25	Form of Stock Option Award agreement under UK Sub-plan (effective October 2018).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 (File No. 1-36759) filed with the SEC on December 20, 2018.
10.26	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).
10.27	Amendment to the Walgreen Co. 2002 et. al. Executive Deferred Compensation/Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).
10.28	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).
10.29	Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.43 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.30	First Amendment to the Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.38 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2021 (File No. 1-36759) filed with the SEC on October 14, 2021.
10.31	Second Amendment to the Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Filed herewith.
10.32	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective August 6, 2019).	Incorporated by reference to Exhibit 10.47 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 (File No. 1-36759) filed with the SEC on October 28, 2019.
10.33	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.34	Offer Letter agreement between Walgreens Boots Alliance, Inc. and Ginger L. Graham, dated September 20, 2023.	Filed herewith.
10.35	Employment Agreement between Alliance UniChem Plc and Ornella Barra, dated December 10, 2002.	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.36	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra, dated July 31, 2006.	Incorporated by reference to Exhibit 10.21 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.37	Novation of Service Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.	Incorporated by reference to Exhibit 10.22 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 (File No. 1-36759) filed with the SEC on April 9, 2015.
10.38	Offer Letter agreement between Walgreens Boots Alliance, Inc. and John Driscoll, dated October 6, 2022.	Filed herewith.
10.39	Offer Letter agreement between Walgreen Co. and Manmohan Mahajan, dated December 16, 2015.	Filed herewith.
10.40	Offer Letter agreement between Walgreens Boots Alliance, Inc. and Rosalind G. Brewer, dated January 26, 2021.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on February 1, 2021.

WBA Fiscal 2023 Form 10-K	130

10.41	Separation and Transition Agreement between Walgreens Boots Alliance, Inc. and Rosalind Brewer, dated August 31, 2023.	Filed herewith.
10.42	Offer Letter agreement dated as of March 6, 2018 between James Kehoe and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 8, 2018.
10.43	Offer Letter agreement dated as of August 27, 2020 between John Standley and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.46 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2021 (File No. 1-36759) filed with the SEC on October14, 2021.
10.44	Separation Agreement, General Release and Waiver, between Walgreens Boots Alliance, Inc. and John Standley, dated November 20, 2022.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K/A for (File No. 1-36759) filed with the SEC on November 23, 2022.
10.45	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy.	Filed herewith.
10.46	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).
10.47	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
10.48	Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and Cencora, Inc. (formerly known as AmerisourceBergen Corporation).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.49	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and Cencora, Inc. (formerly known as AmerisourceBergen Corporation).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.
10.50	Amended and Restated Cencora (formerly AmerisourceBergen) Shareholders Agreement, dated as of June 1, 2021, between Cencora, Inc. (formerly known as AmerisourceBergen Corporation) and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 4, 2021.
10.51*	Second Amended and Restated Limited Liability Company Agreement of Shields Health Solutions Parent, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 29, 2021.
10.52*	Seventh Amended and Restated Limited Liability Company Agreement of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 26, 2021.
10.53	Appointment and Waiver Agreement, dated as of November 24, 2021, by and among Walgreens Boots Alliance, Inc., WBA Acquisition 5, LLC and Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 26, 2021.

WBA Fiscal 2023 Form 10-K	131

10.54	Nomination Rights Agreement, dated as of December 7, 2022, by and among Walgreens Boots Alliance, Inc., Village Practice Management Company, LLC and Village Practice Management Company Holdings, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 7, 2022.
10.55	Form of Eighth Amended and Restated Limited Liability Company Agreement of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on November 8, 2022.
10.56	Amended and Restated Limited Liability Company Agreement of Village Practice Management Company Holdings, LLC, dated as of January 3, 2023, by and among Village Practice Management Company Holdings, LLC and its members.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
10.57	Delayed Draw Term Loan Credit Agreement, dated as of November 15, 2021, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance Inc.’s Current Report on Form 8-K (File No. 1-36759) filed on November 16, 2021.
10.58	5-Year Revolving Credit Facility, dated as of June 17, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders and L/C Issuers from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on June 21, 2022.
10.59	Delayed Draw Term Loan Credit Agreement, dated as of December 19, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Toronto Dominion (Texas) LLC, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on December 20, 2022.
10.60	Delayed Draw Term Loan Credit Agreement, dated as of August 9, 2023, by and among Walgreens Boots Alliance, Inc., the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on August 10, 2023.
10.61	Three-Year Revolving Credit Agreement, dated as of August 9, 2023, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent and Swing Line Lender.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on August 10, 2023.
21	Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Deloitte & Touche LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

WBA Fiscal 2023 Form 10-K	132

101.INS	XBRL Instance Document (The following financial information from this Annual Report on Form 10-K for the fiscal year ended August 31, 2023 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Equity; (iii) the Consolidated Statement of Earnings; (iv) the Consolidated Statements of Comprehensive Income; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements).	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.

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

Item 16. Form 10-K summary
None.

WBA Fiscal 2023 Form 10-K	133

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREENS BOOTS ALLIANCE, INC.

October 12, 2023	By:	/s/ Manmohan Mahajan
Manmohan Mahajan
Senior Vice President and Interim Global Chief Financial Officer

WBA Fiscal 2023 Form 10-K	134

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ginger L. Graham	Interim Chief Executive Officer (Principal Executive Officer) and Director	October 12, 2023
Ginger L. Graham

/s/ Manmohan Mahajan	Senior Vice President and Interim Global Chief Financial Officer (Principal Financial Officer)	October 12, 2023
Manmohan Mahajan

/s/ Todd D. Heckman	Vice President, Interim Global Controller and Chief Accounting Officer (Principal Accounting Officer)	October 12, 2023
Todd D. Heckman

/s/ Stefano Pessina	Executive Chairman of the Board	October 12, 2023
Stefano Pessina

/s/ Janice M. Babiak	Director	October 12, 2023
Janice M. Babiak

/s/ Inderpal S. Bhandari	Director	October 12, 2023
Inderpal S. Bhandari

/s/ Bryan C. Hanson	Director	October 12, 2023
Bryan C. Hanson

/s/ Valerie B. Jarrett	Director	October 12, 2023
Valerie B. Jarrett

/s/ John A. Lederer	Director	October 12, 2023
John A. Lederer

/s/ Dominic P. Murphy	Director	October 12, 2023
Dominic P. Murphy

/s/ Thomas E. Polen	Director	October 12, 2023
Thomas E. Polen

/s/ Nancy M. Schlichting	Director	October 12, 2023
Nancy M. Schlichting

WBA Fiscal 2023 Form 10-K	135