Form 10-Q
period 2023-11-30
Walgreens Boots Alliance, Inc.
filed 2024-01-04
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2023

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

Securities registered pursuant to Section 12(b) of the Act

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 29, 2023 was 862,375,527.

WBA Q1 2024 Form 10-Q

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED NOVEMBER 30, 2023

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	November 30, 2023	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$784	$739
Accounts receivable, net	5,972	5,381
Inventories	9,454	8,257
Other current assets	1,134	1,127
Total current assets	17,345	15,503
Non-current assets:
Property, plant and equipment, net	11,176	11,587
Operating lease right-of-use assets	21,708	21,667
Goodwill	28,184	28,187
Intangible assets, net	13,278	13,635
Equity method investments (see Note 5)	3,400	3,497
Other non-current assets	2,732	2,550
Total non-current assets	80,478	81,125
Total assets	$97,823	$96,628

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$1,670	$917
Trade accounts payable (see Note 16)	13,593	12,635
Operating lease obligations	2,350	2,347
Accrued expenses and other liabilities	8,226	8,426
Income taxes	276	209
Total current liabilities	26,116	24,535
Non-current liabilities:
Long-term debt	7,585	8,145
Operating lease obligations	22,132	22,124
Deferred income taxes	1,279	1,318
Accrued litigation obligations	6,366	6,261
Other non-current liabilities	6,589	5,757
Total non-current liabilities	43,951	43,605
Commitments and contingencies (see Note 10)
Total liabilities	70,066	68,140
Redeemable non-controlling interests	169	167
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at November 30, 2023 and August 31, 2023	12	12
Paid-in capital	10,617	10,661
Retained earnings	32,573	33,058
Accumulated other comprehensive loss	(2,995)	(2,993)
Treasury stock, at cost; 310,346,648 shares at November 30, 2023 and 308,839,832 shares at August 31, 2023	(20,725)	(20,717)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	19,481	20,020
Non-controlling interests	8,107	8,302
Total equity	27,588	28,322
Total liabilities, redeemable non-controlling interests and equity	$97,823	$96,628

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2024 Form 10-Q	1

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended November 30, 2023
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2023	863,673,786	$12	$(20,717)	$10,661	$(2,993)	$33,058	$8,302	$28,322
Net loss	—	—	—	—	—	(67)	(211)	(278)
Other comprehensive loss, net of tax	—	—	—	—	(2)	—	(3)	(5)
Dividends declared and distributions	—	—	—	—	—	(418)	—	(418)
Treasury stock purchases	(3,100,000)	—	(69)	—	—	—	—	(69)
Employee stock purchase and option plans	1,593,184	—	61	(64)	—	—	—	(2)
Stock-based compensation	—	—	—	15	—	—	30	44
Other	—	—	—	5	—	—	(10)	(6)
November 30, 2023	862,166,970	$12	$(20,725)	$10,617	$(2,995)	$32,573	$8,107	$27,588

Three months ended November 30, 2022
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2022	864,639,457	$12	$(20,683)	$10,950	$(2,805)	$37,801	$4,091	$29,366
Net loss	—	—	—	—	—	(3,721)	(72)	(3,793)
Other comprehensive loss, net of tax	—	—	—	—	(11)	—	—	(10)
Dividends declared and distributions	—	—	—	—	—	(415)	(44)	(459)
Treasury stock purchases	(4,438,228)	—	(150)	—	—	—	—	(150)
Employee stock purchase and option plans	2,141,006	—	71	(64)	—	—	—	6
Stock-based compensation	—	—	—	24	—	—	31	55
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(433)	—	—	—	(433)
November 30, 2022	862,342,235	$12	$(20,762)	$10,477	$(2,815)	$33,664	$4,006	$24,582

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2024 Form 10-Q	2

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended November 30,
	2023	2022
Sales	$36,707	$33,382
Cost of sales	29,937	26,429
Gross profit	6,771	6,953
Selling, general and administrative expenses	6,851	13,158
Equity earnings in Cencora	42	53
Operating loss	(39)	(6,151)
Other (expense) income, net	(220)	992
Loss before interest and income tax benefit	(259)	(5,159)
Interest expense, net	99	110
Loss before income tax benefit	(358)	(5,270)
Income tax benefit	(74)	(1,447)
Post-tax earnings from other equity method investments	6	7
Net loss	(278)	(3,816)
Net loss attributable to non-controlling interests	(210)	(94)
Net loss attributable to Walgreens Boots Alliance, Inc.	$(67)	$(3,721)

Net loss per common share:
Basic	$(0.08)	$(4.31)
Diluted	$(0.08)	$(4.31)

Weighted average common shares outstanding:
Basic	863.0	863.6
Diluted	863.0	863.6

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2024 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2023	2022
Net loss	$(278)	$(3,816)

Other comprehensive loss, net of tax:
Pension/post-retirement obligations	56	(5)
Unrealized gain (loss) on cash flow hedges and other	5	(2)
Net investment hedges gain (loss)	3	(29)
Share of other comprehensive (loss) income of equity method investments	(15)	4
Cumulative translation adjustments	(54)	23
Total other comprehensive loss	(5)	(10)

Total comprehensive loss	(283)	(3,826)

Comprehensive loss attributable to non-controlling interests	(214)	(94)

Comprehensive loss attributable to Walgreens Boots Alliance, Inc.	$(70)	$(3,732)

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2024 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(278)	$(3,816)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	616	495
Deferred income taxes	(196)	(1,602)
Stock compensation expense	51	222
Earnings from equity method investments	(48)	(61)
Impairment of intangibles and long-lived assets	165	94
Gain on sale of equity method investments	(139)	(969)
Gain on sale-leaseback transactions	(160)	(189)
Loss on variable prepaid forward contracts	366	—
Other	35	(34)
Changes in certain assets and liabilities:
Accounts receivable, net	(618)	151
Inventories	(1,180)	(918)
Other current assets	(42)	(68)
Trade accounts payable	966	867
Accrued expenses and other liabilities	205	(269)
Income taxes	96	153
Accrued litigation obligations	(54)	6,494
Other non-current assets and liabilities	(67)	(58)
Net cash (used for) provided by operating activities	(281)	493
Cash flows from investing activities:
Additions to property, plant and equipment	(506)	(610)
Proceeds from sale-leaseback transactions	427	409
Proceeds from sale of other assets	304	2,068
Business, investment and asset acquisitions, net of cash acquired	(109)	(80)
Other	(31)	70
Net cash provided by investing activities	85	1,858
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	155	22
Proceeds from debt	3,826	17
Payments of debt	(3,776)	(11)
Proceeds from variable prepaid forward contracts	424	—
Treasury stock purchases	(69)	(150)
Cash dividends paid	(415)	(415)
Other	41	(63)
Net cash provided by (used for) financing activities	186	(599)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	4
Changes in cash, cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(10)	1,756
Cash, cash equivalents and restricted cash at beginning of period	856	2,558
Cash, cash equivalents and restricted cash at end of period	$846	$4,314
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2024 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Accounting policies

Basis of presentation
The Consolidated Condensed Financial Statements of Walgreens Boots Alliance, Inc. and its subsidiaries (“Walgreens Boots Alliance” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Consolidated Condensed Financial Statements include all subsidiaries in which the Company holds a controlling interest and certain variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments in less than majority-owned companies if the investment provides the ability to exercise significant influence. All intercompany transactions have been eliminated.

The Consolidated Condensed Financial Statements included herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2023, as amended by Form 10-K/A for the fiscal year ended August 31, 2023 filed on November 22, 2023.

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

In the opinion of management, the unaudited Consolidated Condensed Financial Statements for the interim periods presented include all adjustments necessary to present a fair statement of the results for such interim periods. Adverse global macroeconomic conditions, the impact of opioid-related claims and litigation settlements, the influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payor and customer relationships and terms, strategic transactions including acquisitions and dispositions, asset impairments, changes in laws and regulations in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years.

Certain amounts in the Consolidated Condensed Financial Statements and accompanying notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented. Certain prior period data, has been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation.

Note 2. Acquisitions and other investments

Summit acquisition
On January 3, 2023, Village Practice Management Company, LLC (“VillageMD”), through its parent company, following an internal reorganization, completed the acquisition of WP CityMD TopCo (“Summit”), a provider of primary, specialty and urgent care in exchange, for $7.0 billion aggregate consideration, consisting of $4.85 billion of cash consideration paid, $2.05 billion in preferred units of VillageMD issued to Summit equity holders and $100 million of cash to be paid one year following closing. The cash consideration includes $87 million of cash paid to fund acquisition-related bonuses to Summit employees which was recognized as a compensation expense of the Company. In addition, VillageMD paid off approximately $1.9 billion in net debt of Summit. In connection with the amended Agreement and Plan of Merger, and in order to finance the acquisition, the Company and Cigna Health & Life Insurance Company acquired preferred units of VillageMD in exchange for $1.75 billion and $2.5 billion in aggregate consideration, respectively. Following the Summit acquisition, the Company remains the largest and consolidating equity holder of VillageMD with ownership of approximately 53% of the outstanding equity interests on a fully diluted basis.

WBA Q1 2024 Form 10-Q	6

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

The Company accounted for this acquisition as a business combination resulting in consolidation of Summit within the U.S. Healthcare segment in its financial statements. As of November 30, 2023, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and liabilities assumed. As such, the preliminary purchase price allocation will be subject to further refinement and may change. These changes may relate to the allocation of purchase consideration to all tangible and intangible assets acquired and identified and liabilities assumed. In the three months ended November 30, 2023, the Company recorded certain measurement period adjustments, resulting in an increase to goodwill of $24 million.

The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation
Cash consideration [1]	$4,778
Deferred consideration	100
Summit debt paid at closing	1,963
Fair value of equity consideration [2]	1,971
Fair value of non-controlling interests	13
Total	$8,825

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$69
Accounts receivable, net	382
Property, plant and equipment	607
Intangible assets [3]	3,359
Operating lease right-of-use assets	756
Other assets	173
Operating lease obligations	(773)
Deferred tax liability	(737)
Other liabilities	(470)
Total identifiable net assets	$3,366

Goodwill	$5,460

1.Cash consideration excludes $87 million of cash paid to fund acquisition-related bonuses to Summit employees which was recognized as compensation expense of the Company.
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

WBA Q1 2024 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental pro forma information - Summit
The following table represents unaudited supplemental pro forma consolidated sales for the three months ended November 30, 2022, as if the acquisition of Summit had occurred at the beginning of fiscal 2022. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition occurred at the beginning of fiscal 2022 or results which may occur in the future.

Three months ended November 30,
(Unaudited, in millions)	2022
Sales	$34,099

No Summit sales were included in the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2022.

Pro forma net earnings of the Company, assuming the Summit acquisition had occurred at the beginning of fiscal 2022, would not be materially different from the results reported.

Other acquisitions
On March 3, 2023, the Company completed the acquisition of Starling MSO Holdings, LLC (“Starling”), a primary care and multi-specialty group, for total consideration of $284 million. Total consideration includes $222 million of cash consideration and $62 million of VillageMD equity issued to Starling equity holders, including employees. VillageMD equity issued to employees will be recognized as compensation expense in the future. As a result of the acquisition, the Company recognized goodwill and intangible assets of $100 million and $128 million, respectively. As of November 30, 2023, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and liabilities assumed. As such, the preliminary purchase price allocation will be subject to further refinement and may change.

The Company acquired certain prescription files and related pharmacy inventory primarily in the United States (“U.S.”) for the aggregate purchase price of $103 million and $55 million during the three months ended November 30, 2023 and 2022, respectively.

Note 3. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021.

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024 and increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. In fiscal 2022, the Company increased its annual cost savings target from $3.3 billion to $3.5 billion, by the end of fiscal 2024. In fiscal 2023, the Company increased its annual cost savings target from $3.5 billion to $4.5 billion, by the end of fiscal 2024. The Company is currently on track to achieve the savings target.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (“IT”) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. Through the Transformational Cost Management Program the Company plans to reduce its presence by up to 650 Boots stores in the UK and approximately 650 to 700 stores in the U.S. As of November 30, 2023, the Company has closed 364 and 563 stores in the UK and U.S., respectively.

WBA Q1 2024 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Company estimates cumulative pre-tax charges to its GAAP financial results for the Transformational Cost Management Program to be $4.1 billion to $4.4 billion, of which pre-tax charges for exit and disposal activities are estimated to be $3.8 billion to $4.1 billion. In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019.

From the inception of the Transformational Cost Management Program to November 30, 2023, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $3.2 billion, which were primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These charges included $1.2 billion related to lease obligations and other real estate costs, $894 million in asset impairments, $900 million in employee severance and business transition costs and $257 million of IT transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three months ended November 30, 2023 and 2022, respectively, were as follows (in millions):

Three months ended November 30, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$36	$—	$—	$—	$36
Asset impairments	3	7	—	—	10
Employee severance and business transition costs	22	(1)	2	4	27
Information technology transformation and other exit costs	3	—	—	—	4
Total pre-tax exit and disposal charges	$64	$6	$2	$4	$77

Three months ended November 30, 2022	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$79	$—	$—	$—	$79
Asset impairments	18	—	—	—	18
Employee severance and business transition costs	11	1	—	4	16
Information technology transformation and other exit costs	11	5	—	—	17
Total pre-tax exit and disposal charges	$119	$6	$—	$4	$130

WBA Q1 2024 Form 10-Q	9

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2023	$10	$—	$70	$22	$102
Costs	36	10	27	4	77
Payments	(21)	—	(35)	(14)	(70)
Other	(10)	(10)	—	—	(21)
Balance at November 30, 2023	$15	$—	$62	$11	$88

Other exit and disposal activities
During the three months ended November 30, 2023, VillageMD approved the full or partial exit from 6 markets, including the closure of approximately 70 clinics in fiscal 2024. As a result, long-lived and intangible assets of $124 million were impaired. The impairment charge was recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.

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

Supplemental balance sheet information related to leases was as follows (in millions):

Balance sheet supplemental information:	November 30, 2023	August 31, 2023
Operating leases:
Operating lease right-of-use assets	$21,708	$21,667

Operating lease obligations - current	$2,350	$2,347
Operating lease obligations - non-current	22,132	22,124
Total operating lease obligations	$24,482	$24,472

Finance leases:
Right-of-use assets included in:
Property, plant and equipment, net	$663	$678

Lease obligations included in:
Accrued expenses and other liabilities	$58	$57
Other non-current liabilities	908	919
Total finance lease obligations	$966	$976

WBA Q1 2024 Form 10-Q	10

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental income statement information related to leases was as follows (in millions):

	Three months ended November 30,
Statement of earnings supplemental information:	2023	2022
Operating lease cost
Fixed	$868	$813
Variable [1]	214	192
Finance lease cost
Amortization	$19	$11
Interest	13	12

Sublease income [2]	$28	$29
Impairment of right-of-use assets	49	67

Gain on sale-leaseback transactions [2]
U.S. Retail Pharmacy	$160	$172
International [3]	—	17
Total gain on sale-leaseback [2]	$160	$189

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.
3Includes gain on sale-leaseback of $17 million related to the optimization of the Germany wholesale business warehouse locations as part of acquisition integration activities in the three months ended November 30, 2022.

Other supplemental information was as follows (in millions):

	Three months ended November 30,
Other supplemental information:	2023	2022
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$924	$828
Operating cash flows from finance leases	13	11
Financing cash flows from finance leases	14	10
Total	$951	$849

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$679	$602
Finance leases	5	1
Total	$685	$603

WBA Q1 2024 Form 10-Q	11

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Weighted average lease term and discount rate for real estate leases were as follows:

Weighted average lease terms and discount rates:	November 30, 2023	August 31, 2023
Weighted average remaining lease term in years
Operating leases	9.6	9.6
Finance leases	17.1	17.4

Weighted average discount rate
Operating leases	5.43%	5.35%
Finance leases	5.26%	5.25%

The aggregate future lease payments for operating and finance leases as of November 30, 2023 were as follows (in millions):

Future lease payments (fiscal years):	Finance lease	Operating lease [1,2]
2024 (Remaining period)	$84	$2,763
2025	106	3,629
2026	102	3,552
2027	100	3,466
2028	91	3,311
2029	85	3,063
Later	880	12,004
Total undiscounted minimum lease payments	$1,447	$31,787
Less: Present value discount	480	7,305
Lease liability	$966	$24,482
1.Total undiscounted minimum lease payments include approximately $3.8 billion of payments related to optional renewal periods that have not been contractually exercised, but are reasonably certain of being exercised.
2.Total undiscounted minimum lease payments exclude sublease rental income of approximately $614 million due to the Company under non-cancelable sublease terms.

Note 5. Equity method investments

Equity method investments were as follows (in millions, except percentages):

	November 30, 2023		August 31, 2023
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
Cencora	$2,430	15%	$2,534	16%
Others	970	8% - 50%	963	8% - 50%
Total	$3,400		$3,497

Cencora investment
As of November 30, 2023 and August 31, 2023, the Company owned 30.5 million and 31.8 million shares of Cencora, Inc. (“Cencora”) common stock, respectively, representing approximately 15.3% and 15.9% of its outstanding common stock based on the share count publicly reported by Cencora in its most recent filings with the SEC.

During the three months ended November 30, 2023 and 2022, the Company sold shares of Cencora common stock for total consideration of approximately $250 million and $2.0 billion, respectively. These transactions resulted in the Company recording pre-tax gains of $139 million and $969 million, respectively, in Other (expense) income, net within the Consolidated Condensed Statements of Earnings, including $8 million and $110 million of losses, respectively, reclassified from within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets.

WBA Q1 2024 Form 10-Q	12

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of November 30, 2023 and August 31, 2023 the Company has pledged 20.0 million and 17.3 million shares of Cencora common stock, respectively, as collateral upon entering into variable prepaid forward (“VPF”) transactions. See Note 8. Financial instruments for further information.

The Company accounts for its equity investment in Cencora using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its U.S. Retail Pharmacy segment. Due to the timing and availability of financial information of Cencora, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings from Cencora are reported as a separate line item in the Consolidated Condensed Statements of Earnings.

The Level 1 fair market value of the Company’s equity investment in Cencora common stock at November 30, 2023 and August 31, 2023 was $6.2 billion and $5.6 billion, respectively. As of November 30, 2023 the carrying value of the Company’s investment in Cencora exceeded its proportionate share of the net assets of Cencora by $2.4 billion. This premium of $2.4 billion was recognized as part of the carrying value in the Company’s equity investment in Cencora. The difference is primarily related to goodwill and the fair value of Cencora intangible assets.

Summarized financial information

Summarized financial information for the Company’s equity method investment in Cencora is as follows (in millions):

	Three months ended November 30,
Statements of earnings	2023	2022
Sales	$68,922	$61,174
Gross profit	2,211	1,998
Net earnings	351	295
Share of earnings from equity method investments	42	53

Other investments
At November 30, 2023, the Company’s other equity method investments primarily include its U.S. investment in BrightSpring Health Services, and the Company’s investments in China in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd and Nanjing Pharmaceutical Company Limited. On June 8, 2023 and December 15, 2022, the Company sold its remaining investments in Option Care Health and Guangzhou Pharmaceuticals Corporation, respectively.

Note 6. Goodwill and other intangible assets

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

Goodwill roll forward:	U.S. Retail Pharmacy	International	U.S. Healthcare	Walgreens Boots Alliance, Inc.
August 31, 2023	$10,947	$1,378	$15,863	$28,187
Adjustments [1]	—	—	21	21
Cumulative translation adjustments and other	—	(17)	(8)	(25)
November 30, 2023	$10,947	$1,361	$15,876	$28,184

1Includes measurement period adjustments related to VillageMD's fiscal 2023 acquisitions. See Note 2. Acquisitions and other investments for further information.

WBA Q1 2024 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets:	November 30, 2023	August 31, 2023
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,630	$4,658
Provider networks	3,148	3,202
Trade names and trademarks	2,296	2,300
Developed technology	469	469
Others	113	137
Total gross amortizable intangible assets	$10,656	$10,767

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,825	$1,784
Provider networks	281	233
Trade names and trademarks	439	401
Developed technology	162	143
Others	52	48
Total accumulated amortization	2,759	2,609
Total amortizable intangible assets, net	$7,898	$8,158

Indefinite-lived intangible assets
Trade names and trademarks	$4,566	$4,650
Pharmacy licenses	813	828
Total indefinite-lived intangible assets	$5,380	$5,477

Total intangible assets, net	$13,278	$13,635

1Includes purchased prescription files.

Amortization expense for intangible assets was $240 million and $159 million for the three months ended November 30, 2023 and 2022, respectively. Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at November 30, 2023 is as follows (in millions):

	2024 (Remaining period)	2025	2026	2027	2028	2029
Estimated annual amortization expense	$702	$901	$865	$783	$706	$662

WBA Q1 2024 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated to the U.S. dollar using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	November 30, 2023	August 31, 2023
Short-term debt
Commercial paper [1]	$128	$—
Credit facilities [1]
November 2021 DDTL due November 2024	290	—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	—	850
$8 billion note issuance [1]
3.800% unsecured notes due 2024	1,156	—
Other [2]	96	68
Total short-term debt	$1,670	$917

Long-term debt
Credit facilities [1]
November 2021 DDTL due November 2024	$—	$289
December 2022 DDTL due January 2026	999	999
August 2023 DDTL due November 2026	999	—
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	498	498
4.100% unsecured notes due 2050	762	793
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,444	1,444
4.650% unsecured notes due 2046	313	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024	—	1,156
4.500% unsecured notes due 2034	301	301
4.800% unsecured notes due 2044	805	869
£700 million note issuance [1]
3.600% unsecured Pound Sterling notes due 2025	375	381
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	819	814
$4 billion note issuance [3]
4.400% unsecured notes due 2042	255	263
Other [2]	15	20
Total long-term debt, less current portion	$7,585	$8,145

1Notes, borrowings under credit facilities and commercial paper are unsecured and unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
2Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
3Notes are senior debt obligations of Walgreen Co.

WBA Q1 2024 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
$850 million Note Issuance
On November 17, 2021, the Company issued, in an underwritten public offering, $850 million of 0.95% notes due 2023. The notes contain a call option which allows for the notes to be repaid, in full or in part, at 100% of the principal amount of the notes to be redeemed, in each case plus accrued and unpaid interest. On November 17, 2023, the Company repaid the note in full.

Credit facilities

August 2023 Revolving Credit Agreement
On August 9, 2023, the Company entered into a $2.25 billion unsecured three-year revolving credit facility (the “August 2023 Revolving Credit Agreement”). Interest on borrowings under the revolving credit facility accrues at applicable margins based on the Company's Index Debt Rating by Moody’s or S&P and ranges from 75 basis points to 150 basis points over specified benchmark rates for Secured Overnight Financing Rate (“SOFR”) loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the August 2023 Revolving Credit Agreement at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The August 2023 Revolving Credit Agreement's termination date is August 9, 2026, or earlier, subject to the Company's discretion to terminate the agreement. As of November 30, 2023, there were no borrowings outstanding under the August 2023 Revolving Credit Agreement.

August 2023 Delayed Draw Term Loan
On August 9, 2023, the Company entered into a $1 billion senior unsecured delayed draw term loan credit agreement (the “August 2023 DDTL”). Interest on borrowings under the August 2023 DDTL accrues at applicable margins based on the Company’s Index Debt Rating by Moody’s or S&P and ranges from 75 basis points to 150 basis points over specified benchmark rates for SOFR loans, as applicable. The August 2023 DDTL was drawn for general corporate purposes. The August 2023 DDTL matures on November 17, 2026. As of November 30, 2023, there was $1 billion in borrowing outstanding under the August 2023 DDTL. Amounts borrowed under the August 2023 DDTL that are repaid or prepaid may not be reborrowed.

December 2022 Delayed Draw Term Loan
On December 19, 2022, the Company entered into a $1.0 billion senior unsecured delayed draw term loan credit agreement (the “December 2022 DDTL”). Interest on borrowings under the December 2022 DDTL accrues at applicable margins based on the Company’s Index Debt Rating by Moody’s or S&P and ranges from 87.5 basis points to 150 basis points over specified benchmark rates for SOFR loans, as applicable. The December 2022 DDTL was drawn for the purpose of funding the consideration due for the purchase of Summit and paying fees and expenses related to it. The December 2022 DDTL matures on January 3, 2026. As of November 30, 2023, there was $1 billion in borrowing outstanding under the December 2022 DDTL. Amounts borrowed under the December 2022 DDTL that are repaid or prepaid may not be reborrowed.

June 2022 Revolving Credit Agreements
On June 17, 2022, the Company entered into a $3.5 billion unsecured five-year revolving credit facility and a $1.5 billion unsecured 18-month revolving credit facility, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2022 Revolving Credit Agreements”). Interest on borrowings under the revolving credit facilities accrues at applicable margins based on the Company's Index Debt Rating by S&P or Moody’s and ranges from 80 basis points to 150 basis points over specified benchmark rates for SOFR loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The five-year facility’s termination date is June 17, 2027, or earlier, subject to the Company's discretion to terminate the agreement. The 18-month facility’s termination date was December 15, 2023, or earlier, subject to the Company's discretion to terminate the agreement. On August 9, 2023 the Company terminated the 18-month facility under the 2022 Revolving Credit Agreements. All outstanding obligations under the 18-month revolving credit facility have been paid and satisfied in full. As of November 30, 2023, there were no borrowings outstanding under the five-year revolving credit facility.

WBA Q1 2024 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
November 2021, Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). Borrowings under the November 2021 DDTL bear interest at a fluctuating rate per annum equal to SOFR, plus an applicable margin. The applicable margins for the 364-day and two-year loans were 0.75% and 0.88%, respectively. The applicable margin for the three-year loan is 1.05%. An aggregate amount of $3.0 billion or more of the November 2021 DDTL was drawn for the purpose of funding the purchase of the increased equity interest in VillageMD, and paying fees and expenses related to the foregoing, with the remainder used for general corporate purposes. In fiscal 2023, the Company repaid the 364-day and two-year loans in full. The maturity date on the three-year loan is November 24, 2024. As of November 30, 2023, there were $290 million in borrowings outstanding under the November 2021 DDTL. Amounts borrowed under the November 2021 DDTL and repaid or prepaid may not be reborrowed.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary financial covenants. As of November 30, 2023, the Company was in compliance with all such applicable financial covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. As of November 30, 2023, the Company's outstanding commercial paper is $128 million and had a weighted average interest rate of 6.22%. As of August 31, 2023 the Company had no borrowings outstanding under the commercial paper program.

Interest
Interest paid by the Company was approximately $177 million and $160 million for the three months ended November 30, 2023 and 2022, respectively.

Credit ratings
The Company’s senior unsecured debt ratings were lowered to BBB- with a negative outlook by Standard and Poor’s in October 2023 and Ba2 (below investment grade) with a stable outlook by Moody’s in December 2023. The reduction in the Company's credit ratings has limited impact to the cost of interest on existing debt, but has minimally increased borrowing margins under certain credit facilities that are tied to ratings grids or similar terms. The Company's current credit ratings significantly reduce the Company's ability to issue commercial paper, may increase the cost of new financing for the Company, and may decrease access to credit and debt capital markets. As of November 30, 2023, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion, with no funds drawn under these facilities.

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

The Company economically hedges a portion of its exposure to equity price risk related to its investment in Cencora through VPF derivative contracts.

WBA Q1 2024 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

November 30, 2023	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$1	$—	Other current assets
Cross currency interest rate swaps	350	12	Other current assets
Cross currency interest rate swaps	300	18	Other non-current assets
Foreign currency forwards	778	6	Other current liabilities
Cross currency interest rate swaps	101	1	Other current liabilities
Foreign currency forwards	1	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$352	$1	Other current assets
Total return swaps	186	8	Other current assets
Foreign currency forwards	3,454	19	Other current liabilities
Variable prepaid forward contracts	3,726	3,338	Other non-current liabilities

August 31, 2023	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$31	$1	Other current assets
Cross currency interest rate swaps	650	28	Other non-current assets
Foreign currency forwards	805	2	Other current liabilities
Cross currency interest rate swaps	102	2	Other current liabilities
Foreign currency forwards	4	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,139	$6	Other current assets
Total return swaps	168	1	Other current assets
Foreign currency forwards	817	2	Other current liabilities
Total return swaps	26	1	Other current liabilities
Variable prepaid forward contracts	3,195	2,548	Other non-current liabilities

Net investment hedges
The Company uses cross currency interest rate swaps and foreign currency forward contracts to hedge net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in Cumulative translation adjustments within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets.
Cash flow hedges
The Company may use foreign currency forwards and interest rate swaps to hedge the variability in forecasted transactions and cash flows of certain floating-rate debt. For qualifying cash flow hedges, changes in the fair value of the derivatives are recorded in Unrealized gain (loss) on cash flow hedges in Accumulated other comprehensive loss within the Consolidated Condensed Balance Sheets, and released to the Consolidated Condensed Statements of Earnings when the hedged cash flows affect earnings.
Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks and equity price risk. The Company also utilizes total return swaps to economically hedge variability in compensation charges related to certain deferred compensation obligations.

WBA Q1 2024 Form 10-Q	18

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Company entered into VPF transactions with third-party financial institutions and received upfront prepayments related to the forward sale of shares of Cencora common stock. The upfront prepayments are recorded within Other non-current liabilities in the Consolidated Condensed Balance Sheets as derivatives. The Company has pledged shares of Cencora common stock as collateral upon entering into the VPF transactions. The VPF transactions provide the Company with current liquidity while allowing it to maintain voting and dividend rights in the Cencora common stock, as well as the ability to participate in future stock price appreciation during the term of the contracts up to a cap price specified in the contracts. The VPF transactions are expected to settle per their respective forward settlement dates, at which time the Company will be obligated, unless it elects to settle otherwise as described below, to deliver the full number of shares of Cencora common stock specified in the contracts to settle the agreements. The Company may receive additional cash payments to be determined based on the price of the Cencora common stock at the forward settlement dates relative to the forward floor and cap price specified in the contracts. Subject to certain conditions, the Company may elect to net settle the contract by delivery of shares (or payment of the cash value thereof) in lieu of receiving any additional cash. The aggregate number of Cencora shares to be delivered in connection with the VPF transactions will not exceed the shares subject to forward sale.

The terms of the VPF transactions were as follows (in millions):

Transaction date	Shares pledged and maximum shares subject to forward sale	Prepayment amount	Forward settlement date
May 11, 2023	4.6	$644	Fourth quarter, fiscal 2025
June 15, 2023	2.2	325	Third quarter, fiscal 2025
August 3, 2023	5.3	801	First quarter, fiscal 2026
August 4, 2023	5.3	797	Third quarter, fiscal 2026
November 9, 2023	2.7	424	Fourth quarter, fiscal 2026
	20.0	$2,991

The income (expenses) due to changes in fair value of derivative instruments were recognized in the Consolidated Condensed Statements of Earnings as follows (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2023	2022
Total return swap	Selling, general and administrative expenses	$(1)	$4
Foreign currency forwards	Other (expense) income, net [1]	59	(18)
Variable prepaid forward	Other (expense) income, net	(366)	—

1.Excludes remeasurement gains and losses on economically hedged assets and liabilities.

Derivatives credit risk
Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of counterparty nonperformance, and the Company regularly monitors the credit worthiness of each counterparty. The Company and its counterparties are subject to collateral requirements for certain derivative instruments which mitigates credit risk for both parties.

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

WBA Q1 2024 Form 10-Q	19

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	November 30, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$5	$5	$—	$—
Cross currency interest rate swaps [2]	31	—	31	—
Foreign currency forwards [3]	1	—	1	—
Investments in equity securities [4]	18	18	—	—
Investments in debt securities [5]	109	—	109	—
Total return swaps	8	—	8	—
Liabilities:
Variable prepaid forward [6]	$3,338	$—	$—	$3,338
Foreign currency forwards [3]	24	—	24	—
Cross currency interest rate swaps [2]	1	—	1	—

	August 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$11	$11	$—	$—
Cross currency interest rate swaps [2]	28	—	28	—
Foreign currency forwards [3]	6	—	6	—
Investments in equity securities [4]	17	17	—	—
Investments in debt securities [5]	15	—	15	—
Total return swaps	1	—	1	—
Liabilities:
Variable prepaid forward [6]	$2,548	$—	$—	$2,548
Foreign currency forwards [3]	5	—	5	—
Total return swaps	1	—	1	—
Cross currency interest rate swaps [2]	2	—	2	—

1Money market funds are valued at the closing price reported by the fund sponsor and classified as Cash and cash equivalents within the Consolidated Condensed Balance Sheets.
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
4Fair values of quoted investments are based on current bid prices as of November 30, 2023 and August 31, 2023.
5Includes investments in Treasury debt securities.
6The fair value of the derivative was derived from a Black-Scholes valuation. The inputs used in valuing the derivative included observable inputs such as the floor and cap prices of the VPF, dividend yield of Cencora shares, risk free interest rate, and contractual term of the instrument, as well as unobservable inputs such as implied volatility of Cencora shares. The implied volatility ranged from 24.7% - 27.8% for the lower strike and 19.3% - 20.8% for the upper strike as of November 30, 2023, and 23.2% - 24.7% for the lower strike and 18.1% - 19.1% for the upper strike as of August 31, 2023.

WBA Q1 2024 Form 10-Q	20

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
There were no transfers between Levels for the three months ended November 30, 2023.

The roll forward of the fair value of the VPF derivatives associated with the forward sale of shares of Cencora common stock, classified as Level 3, is as follows (in millions):

Three months ended November 30,
2023
Opening balance	$(2,548)
VPF derivative additions	(424)
Unrealized losses recorded in Other (expense) income, net	(366)
Ending balance	$(3,338)

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of November 30, 2023 the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $6.7 billion and $5.8 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the November 30, 2023 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of November 30, 2023. The carrying value of the Company's commercial paper, credit facilities, accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

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

WBA Q1 2024 Form 10-Q	21

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

Securities Claims Relating to Rite-Aid Merger
On December 11, 2017, purported Rite-Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. class action”) arising out of transactions contemplated by the merger agreement between the Company and Rite-Aid. The amended complaint alleges that the Company and certain of its officers made false or misleading statements regarding the transactions. Fact and expert discovery have concluded. The Court denied both plaintiffs’ partial motion for summary judgement and the Company’s motion for summary judgment on March 31, 2023. Trial is scheduled for January 29, 2024. On August 23, 2023, the Company, the other defendants in the M.D. Pa. class action, and the lead plaintiffs entered into a binding agreement to settle all claims in the M.D. Pa. class action. The settlement of approximately $193 million provides for the dismissal of the M.D. Pa. class action with prejudice. Defendants admitted no liability and denied all allegations of wrongdoing. The Company is fully accrued for this matter.. The court granted preliminary approval of the settlement on October 23, 2023 and set a date of February 7, 2024 for the final settlement approval hearing.

In October and December 2020, two separate purported Rite-Aid shareholders filed actions in the same court opting out of the class in the M.D. Pa. class action and making nearly identical allegations as those in the M.D. Pa. class action (the “Opt-out Actions”). The related trial has been scheduled for June 10, 2024.

On March 19, 2021, a putative shareholder filed a derivative suit in the District Court of Delaware (Clem v. Skinner, et. al, 21-CV-406 Del Dist. Ct.) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty and seeking contribution under Section 21D of the Exchange Act of 1934, as amended, in connection with the M.D. Pa. class action. The plaintiff's allegations in this derivative suit concern the same public statements at issue in the M.D. Pa. class action. The case had been stayed since its inception given the pending M.D. Pa. class action. The stay was lifted following the Court's rulings on summary judgment motions in the M.D. Pa. class action.

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

WBA Q1 2024 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of November 30, 2022, the Company concluded that Settlement Frameworks discussions had advanced to a stage where a broad settlement of opioid claims by Settling States was probable, and for which the related loss was reasonably estimable. As a result of those conclusions and the Company’s ongoing assessment of other opioid-related claims, the Company recorded a $6.5 billion liability associated with the Settlement Frameworks and other opioid-related claims and litigation settlements during the three months ended November 30, 2022. The settlement accrual was reflected in the Consolidated Condensed Statements of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment.

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

As of November 30, 2023, the Company has accrued a total of $6.9 billion liability associated with the Multistate Settlement Agreement and other opioid-related claims and litigation settlements, including $649 million and $6.3 billion of the estimated settlement liability in Accrued expenses and other liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheets.

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
•Louisiana Assessors Ins. Fund v. AmerisourceBergen Drug Corp., et al., 1:18-op-46223 (M.D. La.).
•Pioneer Tele, Coop. Inc. Employee Benefits Plan v. Purdue Pharma LP et al, 1:18-op-46186 (W.D. Okla.).
•United Food and Comm. Workers Health and Welfare Fund of Northeastern Pennsylvania v. Purdue Pharma, LP et al., 1:17-op-45117 (E.D. Pa.).
•Sheet Metal Workers Local No. 25 Health & Welfare Fund v. Purdue Pharma, LP et al., 1:18-op-45002 (E.D. Pa.).

The Company also has been named as a defendant in multiple actions brought in state courts relating to opioid matters. Trial dates have been set in cases pending in state courts in the following states:

•Maryland (Mayor and City Council of Baltimore v. Purdue Pharma L.P., et al., Case No. 24-C-18-000515, Circuit Court for Baltimore City, Baltimore, Maryland - September 2024).
•Florida (Florida Health Sciences Center, Inc., et al. v. Richard Sackler, et al., Case No. CACE 19-018882, Seventeenth Judicial Circuit Court, Broward County, Florida - September 2025).

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

WBA Q1 2024 Form 10-Q	23

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
On September 23, 2022, a putative shareholder filed a derivative suit in the United States District Court for the Northern District of Ohio (Vladimir Gusinsky Revocable Trust v. Pessina et. al, 22-CV-1717) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty, unjust enrichment, and violations of section 14A of the Securities and Exchange Act of 1934 in connection with oversight of risks related to opioids. A motion to dismiss for improper venue was filed on December 12, 2022. That motion was granted on September 22, 2023, and the case was dismissed without prejudice. The case was refiled on November 4, 2023, in the United States District Court for the Northern District of Illinois (Vladimir Gusinsky Revocable Trust v. Pessina et. al, 23-CV-15654). On November 14, 2023, the case was stayed to permit the parties to explore the possibility of settlement.

Usual and Customary Pricing Litigation
The Company is defending a number of claims, lawsuits and investigations that allege that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. These actions have been brought by different types of plaintiffs, including insurance companies, plan members, government and private payors, based on different legal theories. In one such case, Humana initiated an arbitration before the American Arbitration Association. At the conclusion of that matter, the arbitrator issued an award in Humana’s favor in the amount of $642 million. The Company has asked a federal court to vacate that award. On December 29, 2023, the parties reached an agreement for the settlement of the Humana dispute for $360 million which the Company fully accrued for as of November 30, 2023 and paid $150 million of the settlement amount in December 2023.

Derivative Suit Relating to Insulin Pens
On March 19, 2021, a putative shareholder filed a derivative suit in the Delaware Court of Chancery (Clem v. Skinner et. al, 2021-0240) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty and unjust enrichment in connection with certain allegedly false reimbursement claims to government healthcare payors related to insulin pens. On October 8, 2021, an amended complaint was filed. On December 17, 2021, the defendants moved to dismiss that amended complaint. That motion has been fully briefed and was argued on November 20, 2023.

Note 11. Income taxes

The effective tax rate for the three months ended November 30, 2023 and 2022 was a benefit of 20.7% and 27.5%, respectively. The decrease in the effective tax rate benefit for the three months ended November 30, 2023 was primarily driven by the increase to U.S. tax expense on non-U.S. earnings and discrete tax benefits recorded in the year-ago quarter for the reduction of a valuation allowance on net deferred tax assets related to the sale of shares in Cencora and forecasted capital gains, partially offset by the impact of certain nondeductible opioid-related claims and litigation.

Income taxes paid for the three months ended November 30, 2023 and 2022 were $25 million and $5 million, respectively.

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

Boots Plan Annuitization
On November 23, 2023, with financial support from the Company, Boots Pensions Limited (“Trustee”), in its capacity as trustee of the Boots Plan, entered into a Bulk Purchase Annuity Agreement (“BPA”) with Legal & General Assurance Society Limited (“Legal & General”) to insure the benefits of all 53,000 of its members.

WBA Q1 2024 Form 10-Q	24

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Under the BPA, the Trustee will acquire a bulk annuity policy (the “Buy-In”) from Legal & General which will fund ongoing and future pension benefit payments to the Boots Plan members. The BPA is being funded through the existing Boots Plan assets, as well as incremental pre-tax contributions by the Company to the Boots Plan. The Company will accelerate approximately $210 million of already committed contributions to the Boots Plan, to be paid over the next two years. Additionally, the Company has committed to make an incremental contribution to the Boots Plan, which is expected to be approximately $760 million to $820 million, of which $375 million was paid on December 7, 2023 and the remaining amount is expected to be paid within the next two years.

In conjunction with the Buy-In, the Boots Plan was amended resulting in an interim remeasurement of the Boots Plan. The remeasurement resulted in an increase in the funded status of the Boots plan of $77 million. The change resulting from the remeasurement is recorded in Accumulated other comprehensive loss within the Consolidated Condensed Balance Sheets. The BPA allows for the future potential conversion of the BPA, into a buy-out where Legal & General would assume full responsibility to directly provide pensions or other benefits to the Boots Plan members, at which time the Boots Plan can be terminated.

Components of net periodic pension income for the defined benefit pension plans (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2023	2022
Service costs	Selling, general and administrative expenses	$1	$1
Interest costs	Other (expense) income, net	70	59
Expected returns on plan assets/other	Other (expense) income, net	(73)	(75)
Total net periodic pension income		$(3)	$(15)

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision is an expense of $60 million and $65 million for the three months ended November 30, 2023 and 2022, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is in the UK in which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings was $22 million and $20 million for the three months ended November 30, 2023 and 2022, respectively.

WBA Q1 2024 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (loss) (“AOCI”) by component and net of tax for the three months ended November 30, 2023 and 2022 (in millions):

	Pension/ post-retirement obligations	Unrealized loss on cash flow hedges and other	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2023	$(698)	$(6)	$83	$(132)	$(2,240)	$(2,993)
Other comprehensive income (loss) before reclassification adjustments	77	1	8	(28)	(49)	9
Amounts reclassified from AOCI	(2)	4	(4)	8	(2)	3
Tax benefit (provision)	(19)	—	(1)	5	—	(14)
Net change in other comprehensive income (loss)	56	5	3	(15)	(51)	(2)
Balance at November 30, 2023	$(642)	$(1)	$86	$(147)	$(2,291)	$(2,995)

	Pension/ post-retirement obligations	Unrealized loss on cash flow hedges and other	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2022	$(157)	$(2)	$213	$(254)	$(2,605)	$(2,805)
Other comprehensive (loss) income before reclassification adjustments	—	(3)	(39)	(103)	22	(123)
Amounts reclassified from AOCI	(7)	—	—	110	—	103
Tax benefit (provision)	2	1	9	(3)	—	9
Net change in other comprehensive (loss) income	(5)	(2)	(29)	4	22	(11)
Balance at November 30, 2022	$(162)	$(4)	$183	$(250)	$(2,583)	$(2,815)

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

WBA Q1 2024 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
International
The Company's International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and a pharmaceutical wholesaling and distribution business in Germany. Pharmacy-led health and beauty retail businesses include Boots branded stores in the UK, the Republic of Ireland and Thailand, and the Benavides brand in Mexico. In the three months ended November 30, 2023, the Company completed the sale of the Farmacias Ahumada business in Chile. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products.

U.S. Healthcare
The Company’s U.S. Healthcare segment is a consumer-centric, technology-enabled healthcare business that engages consumers through a personalized, omni-channel experience across the care journey. The U.S. Healthcare segment delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a national provider of value-based care with primary, multi-specialty, and urgent care providers serving patients in traditional clinic settings, in patients' homes and online appointments; Shields Health Solutions Parent, LLC (“Shields”), a specialty pharmacy integrator and accelerator for hospitals; CCX Next, LLC (“CareCentrix”), a participant in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in “Corporate and Other”.

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended November 30,
	2023	2022
Sales:
U.S. Retail Pharmacy	$28,944	$27,204
International	5,832	5,189
U.S. Healthcare	1,931	989
Walgreens Boots Alliance, Inc.	$36,707	$33,382

Adjusted operating income:
U.S. Retail Pharmacy	$694	$1,105
International	142	116
U.S. Healthcare	(96)	(152)
Corporate and Other	(53)	(56)
Walgreens Boots Alliance, Inc.	$687	$1,014

WBA Q1 2024 Form 10-Q	27

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles adjusted operating income to operating loss (in millions):

	Three months ended November 30,
	2023	2022
Adjusted operating income (Non-GAAP measure)	$687	$1,014
Acquisition-related amortization	(275)	(330)
Acquisition-related costs	(163)	(39)
Transformational cost management	(109)	(138)
Certain legal and regulatory accruals and settlements	(82)	(6,554)
Adjustments to equity earnings in Cencora	(50)	(86)
LIFO provision	(48)	(18)
Operating loss (GAAP measure)	$(39)	$(6,151)

Note 15. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended November 30,
	2023	2022
U.S. Retail Pharmacy
Pharmacy	$22,384	$20,218
Retail	6,560	6,986
Total	28,944	27,204

International
Pharmacy	926	867
Retail	1,932	1,650
Wholesale	2,974	2,672
Total	5,832	5,189

U.S. Healthcare	1,931	989

Walgreens Boots Alliance, Inc.	$36,707	$33,382

See Note 18. Supplemental information for further information on receivables from contracts with customers.

Note 16. Related parties

The Company has a long-term pharmaceutical distribution agreement with Cencora pursuant to which the Company sources branded and generic pharmaceutical products from Cencora. Additionally, Cencora receives sourcing services for generic pharmaceutical products.

WBA Q1 2024 Form 10-Q	28

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Related party transactions with Cencora (in millions):

	Three months ended November 30,
	2023	2022
Purchases, net	$18,311	$15,440

	November 30, 2023	August 31, 2023
Trade accounts payable, net of receivables	$8,154	$7,814

Note 17. New accounting pronouncements

Adoption of new accounting pronouncements

Acquired contract assets and contract liabilities in a business combination
In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). This ASU is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This ASU is effective for business combinations completed in fiscal years beginning after December 15, 2022 (fiscal 2024). The Company adopted this ASU effective September 1, 2023 and the adoption did not impact the Company's results of operations, cash flows, or financial position.

Liabilities — Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024), except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023 (fiscal 2025). The Company adopted this ASU effective September 1, 2023 and the adoption did not impact the Company's disclosures within these Consolidated Condensed Financial Statements.

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

Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU is expected to improve disclosures related to an entity’s reportable segments and provide additional, more detailed information about a reportable segment’s expenses. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2025) and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2026). The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting guidance.

WBA Q1 2024 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities on an annual basis to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (fiscal 2026). The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting guidance.

Note 18. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $4.7 billion and $4.3 billion at November 30, 2023 and August 31, 2023, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from Cencora, were $1.3 billion and $1.1 billion at November 30, 2023 and August 31, 2023, respectively. See Note 16. Related parties for further information.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended November 30,
	2023	2022
Depreciation expense	$376	$336
Intangible assets amortization	240	159
Total depreciation and amortization expense	$616	$495

Accumulated depreciation and amortization on property, plant and equipment was $13.1 billion and $13.0 billion as at November 30, 2023 and August 31, 2023, respectively.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. The following represents a reconciliation of Cash and cash equivalents in the Consolidated Condensed Balance Sheets to total Cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of November 30, 2023 and August 31, 2023, respectively (in millions):

	November 30, 2023	August 31, 2023
Cash and cash equivalents	$784	$739
Cash and cash equivalents - assets held for sale (included in other current assets)	—	24
Restricted cash - (included in other current and non-current assets)	62	93
Cash, cash equivalents and restricted cash	$846	$856

WBA Q1 2024 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Redeemable non-controlling interest
The following represents a roll forward of the redeemable non-controlling interest in the Consolidated Condensed Balance Sheets (in millions):

	Three months ended November 30,
	2023	2022
Opening balance	$167	$1,042
Net loss attributable to Redeemable non-controlling interests	—	(22)
Redemption price adjustments and other [1]	2	452
Reclassifications to Accrued expenses and other liabilities [2]	—	(1,314)
Ending balance	$169	$157

1.Remeasurement of non-controlling interests, probable of redemption but not currently redeemable, to their redemption value, is recorded to Paid in capital in the Consolidated Condensed Balance Sheets. During the three months ended November 30, 2022, Shields and CareCentrix redeemable non-controlling interests were recorded to redemption value as the Company announced the acceleration of its plans for their full ownership.
2.The three months ended November 30, 2022 represents the reclassification of the Shields and CareCentrix redeemable non-controlling interests to Accrued expenses and other liabilities in the Consolidated Condensed Balance Sheets resulting from the Company's full acquisition of Shields and CareCentrix.

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. During the three months ended November 30, 2023 and November 30, 2022 there were 16.1 million and 19.3 million weighted outstanding options, respectively, to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation.

Due to the anti-dilutive effect resulting from the reported net loss, an incremental 3.7 million and 2.6 million of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for the three months ended November 30, 2023 and November 30, 2022, respectively.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2023	2022
November	$0.4800	$0.4800

WBA Q1 2024 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of the Company's financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2023 as amended by Form 10-K/A for the fiscal year ended August 31, 2023 filed on November 22, 2023 (the “2023 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements that involve risks and uncertainties. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” below and in Item 1A, Risk factors, in our 2023 10-K. References herein to the “Company,” “we,” “us,” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

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
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of opioid-related claims and litigation settlements; the impact of adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions and pandemics like COVID-19 on our operations and financial results; the financial performance of our equity method investees, including Cencora, Inc. (“Cencora”); the financial performance of our consolidated subsidiaries in the U.S. Healthcare segment; the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws and regulations, including the tax law changes in the United States (“U.S.”) and the United Kingdom (“UK”); changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; adjustments to Centers for Medicare and Medicaid Services, Medicare Advantage and Medicare rates; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes to management, including turnover of our top executives, and our ability to retract and retain qualified associates in the markets in which the Company operates.

Opioid litigation settlements
On November 2, 2022, the Company announced that it had agreed to financial amounts and payment terms as part of settlement frameworks (the “Settlement Frameworks”) that have the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. On December 9, 2022, the Company committed the Settlement Frameworks to a proposed settlement agreement (the “Proposed Settlement Agreement”). The Proposed Settlement Agreement became effective on August 7, 2023 (the “Multistate Settlement Agreement”). As of November 30, 2023, the Company has accrued a total $6.9 billion liability associated with the Multistate Settlement Agreement and other opioid-related claims and litigation settlements. The cost of the settlements is reflected in the Consolidated Condensed Statements of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment.

See Note 10. Commitments and contingencies to the Consolidated Condensed Financial Statements for further information.

WBA Q1 2024 Form 10-Q	32

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

The U.S. Healthcare segment currently consists of a majority position in Village Practice Management Company, LLC (“VillageMD”), a national provider of value-based care with primary multi-specialty, and urgent care providers serving patients in traditional clinic settings, in patients’ homes and online appointments; Shields Health Solutions Parent, LLC (“Shields”), a specialty pharmacy integrator and accelerator for hospitals, CCX Next, LLC (“CareCentrix”), a participant in the post-acute and home care management sectors; and the Walgreens Health organic business that contracts with payors and providers to deliver clinical healthcare services to their members and members’ caregivers through both digital and physical channels.

See Note 14. Segment reporting to the Consolidated Condensed Financial Statements for further information.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

RECENT DEVELOPMENTS

Boots Plan Annuitization
On November 23, 2023, with financial support from the Company, Boots Pensions Limited (“Trustee”), in its capacity as trustee of the Boots Pension Plan (the “Boots Plan”), entered into a Bulk Purchase Annuity Agreement (“BPA”) with Legal & General Assurance Society Limited (“Legal & General”) to insure the benefits of all 53,000 of its members.

See Note 12. Retirement benefits to the Consolidated Condensed Financial Statements for further information.

Sale of Farmacias Ahumada
On October 31, 2023, the Company completed the sale of the Farmacias Ahumada business in Chile.

Sale of Cencora common stock
On November 9, 2023, the Company entered into variable prepaid forward (“VPF”) transactions with third-party financial institutions and received prepayments of $424 million related to the forward sale of up to 2.7 million shares of Cencora common stock. In addition, the Company sold shares of Cencora common stock for total consideration of approximately $250 million.

See Note 5. Equity method investments to the Consolidated Condensed Financial Statements for further information.

Change of Executive Leadership
On October 10, 2023, the Company announced that its Board of Directors appointed Timothy C. Wentworth as Chief Executive Officer (“CEO”) and a member of the Board of Directors of the Company, effective as of October 23, 2023. Mr. Wentworth, 63, has previously served as CEO of Evernorth Health Services, a division of The Cigna Group (“Cigna”); as President, Health Services of Cigna; and as President and CEO of Express Scripts.

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

WBA Q1 2024 Form 10-Q	33

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (“IT”) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. Through the Transformational Cost Management Program the Company plans to reduce its presence by up to 650 Boots stores in the UK and approximately 650 to 700 stores in the U.S. As of November 30, 2023, the Company has closed 364 and 563 stores in the UK and U.S., respectively.

The Company estimates cumulative pre-tax charges to its GAAP financial results for the Transformational Cost Management Program to be $4.1 billion to $4.4 billion, of which pre-tax charges for exit and disposal activities are estimated to be $3.8 billion to $4.1 billion.

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

The total pre-tax charges under the Transformational Cost Management Program, which were primarily recorded in Selling, general and administrative expenses were as follows (in millions):

Three months ended November 30, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total pre-tax exit and disposal charges	$64	$6	$2	$4	$77
Other IT transformation costs	32	—	—	—	32
Total pre-tax charges	$97	$6	$2	$4	$109

Three months ended November 30, 2022	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total pre-tax exit and disposal charges	$119	$6	$—	$4	$130
Other IT transformation costs	8	1	—	—	8
Total pre-tax charges	$127	$7	$—	$4	$138

See Note 3. Exit and disposal activities to the Consolidated Condensed Financial Statements for further information.

WBA Q1 2024 Form 10-Q	34

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended November 30,
	2023	2022
Sales	$36,707	$33,382
Gross profit	6,771	6,953
Selling, general and administrative expenses	6,851	13,158
Equity earnings in Cencora	42	53
Operating loss (GAAP)	(39)	(6,151)
Adjusted operating income (Non-GAAP measure) [1]	687	1,014
Loss before interest and income tax benefit	(259)	(5,159)
Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP)	(67)	(3,721)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	571	1,004
Diluted net loss per common share (GAAP)	(0.08)	(4.31)
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	0.66	1.16

	Percentage increases (decreases)
	Three months ended November 30,
	2023	2022
Sales	10.0	(1.5)
Gross profit	(2.6)	(8.2)
Selling, general and administrative expenses	(47.9)	105.9
Operating loss (GAAP)	(99.4)	NM
Adjusted operating income (Non-GAAP measure) [1]	(32.2)	(42.9)
Loss before interest and income tax benefit	(95.0)	NM
Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP)	(98.2)	NM
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	(43.1)	(31.0)
Diluted net loss per common share (GAAP)	(98.2)	NM
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	(43.1)	(30.8)

	Percent to sales
	Three months ended November 30,
	2023	2022
Gross margin	18.4	20.8
Selling, general and administrative expenses	18.7	39.4

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WBA Q1 2024 Form 10-Q	35

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP) for the three months ended November 30, 2023 compared to three months ended November 30, 2022
Net loss attributable to the Company for the three months ended November 30, 2023 was $67 million compared to net loss of $3.7 billion for the year-ago quarter. Diluted net loss per share was $0.08 compared to diluted net loss per share of $4.31 for the year-ago quarter. The decrease in net loss and diluted net loss per share is due to lower operating losses in the current year compared to the year-ago quarter partly offset by the $0.9 billion post-tax gain from the partial sale of the Company's equity method investment in Cencora in the year-ago quarter, and a $278 million post-tax charge for fair value adjustments on VPF derivatives related to the monetization of Cencora shares in the current quarter.

Operating loss was $39 million for the three months ended November 30, 2023 compared to $6.2 billion for the year-ago quarter. The decrease in operating loss is due to the $6.5 billion pre-tax charge for opioid-related claims and litigation recorded in the year-ago quarter, improved profitability in the U.S. Healthcare segment and International segment growth, offset by softer U.S. market trends.

Other expense, net for the three months ended November 30, 2023 was $220 million compared to income of $1.0 billion for the year-ago quarter. The decrease in other income is mainly due to the $1.0 billion pre-tax gain from the partial sale of the Company's equity method investment in Cencora in the year-ago quarter and a $366 million pre-tax charge for fair value adjustments on VPF derivatives related to the monetization of Cencora shares in the current quarter, partially offset by a $139 million pre-tax gain from the partial sale of the Company's equity method investment in Cencora in the current quarter.

Interest expense, net was $99 million and $110 million for the three months ended November 30, 2023 and 2022, respectively. The decrease in interest expense was primarily the result of a gain on early extinguishment of debt in the current period partly offset by higher interest rates in the current period.

The Company's effective tax rate for the three months ended November 30, 2023 and 2022 was a benefit of 20.7 percent and 27.5 percent, respectively primarily driven by the increase to U.S. tax expense on non-U.S. earnings and discrete tax benefits recorded in the year-ago quarter for the reduction of a valuation allowance on net deferred tax assets related to the sale of shares in Cencora and forecasted capital gains, partially offset by the impact of certain nondeductible opioid-related claims and litigation.

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) for the three months ended November 30, 2023 compared to three months ended November 30, 2022
Adjusted net earnings attributable to the Company for the three months ended November 30, 2023 decreased 43.1 percent to $571 million compared with the year-ago quarter. Adjusted diluted net earnings per share for the three months ended November 30, 2023 decreased 43.1 percent to $0.66 compared with the year-ago quarter.

The decrease in adjusted net earnings for the three months ended November 30, 2023 primarily reflects softer U.S. retail market trends and a higher adjusted effective tax rate primarily due to lapping of a valuation allowance release related to capital loss carryforwards in the year-ago quarter, partly offset by improved profitability in U.S. Healthcare and International growth. See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q1 2024 Form 10-Q	36

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended November 30,
	2023	2022
Sales	$28,944	$27,204
Gross profit	5,434	5,886
Selling, general and administrative expenses	5,179	11,698
Equity earnings in Cencora	42	53
Operating income (loss)	297	(5,758)
Adjusted operating income [1]	694	1,105

Number of prescriptions [2]	207.2	211.3
30-day equivalent prescriptions [2,3]	311.6	311.6
Number of locations at period end	8,631	8,817

	Percentage increases (decreases)
	Three months ended November 30,
	2023	2022
Sales	6.4	(3.0)
Gross profit	(7.7)	(7.3)
Selling, general and administrative expenses	(55.7)	129.8
Operating income (loss)	105.2	NM
Adjusted operating income [1]	(37.2)	(34.6)

Comparable sales [4]	8.1	3.8
Pharmacy sales	10.7	(4.2)
Comparable pharmacy sales [4]	13.1	4.8
Retail sales	(6.1)	0.8
Comparable retail sales [4]	(5.0)	1.4
Comparable number of prescription [2,4]	(0.6)	(3.1)
Comparable 30-day equivalent prescriptions [2,3,4]	1.3	—

	Percent to sales
	Three months ended November 30,
	2023	2022
Gross margin	18.8	21.6
Selling, general and administrative expenses	17.9	43.0

WBA Q1 2024 Form 10-Q	37

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
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

Sales for the three months ended November 30, 2023 compared to three months ended November 30, 2022
Sales for the three months ended November 30, 2023 increased by 6.4 percent to $28.9 billion. Comparable sales increased by 8.1 percent for the three months ended November 30, 2023, driven almost entirely by comparable pharmacy sales.

Pharmacy sales increased by 10.7 percent for the three months ended November 30, 2023 and represented 77.3 percent of the segment’s sales, compared to 74.3 percent of the segment's sales in the year-ago quarter. Comparable pharmacy sales increased 13.1 percent for the three months ended November 30, 2023, benefiting from higher branded drug inflation and strong execution in pharmacy services. Comparable prescriptions for the three months ended November 30, 2023, excluding immunizations, increased 1.8 percent, from the year-ago quarter, impacted by lower market growth due to a weaker flu and respiratory season, and Medicaid redeterminations. Total prescriptions filled in the quarter, including immunizations, adjusted to 30-day equivalents was 311.6 million, flat versus the year-ago quarter.

Retail sales decreased by 6.1 percent for the three months ended November 30, 2023 and were 22.7 percent of the segment’s sales compared to 25.7 percent of the segment’s sales in the year-ago quarter. Comparable retail sales decreased 5.0 percent in the three months ended November 30, 2023, reflecting macroeconomic-driven consumer trends, a 1.6 percentage point impact from a weaker flu and respiratory season, lower seasonal sales and Thanksgiving holiday store closures.

Operating income for the three months ended November 30, 2023 compared to operating loss for the three months ended November 30, 2022
Gross profit was $5.4 billion for the three months ended November 30, 2023 compared to $5.9 billion in the year-ago quarter. Gross profit decreased 7.7 percent, primarily driven by continued pharmacy reimbursement pressure net of procurement savings, lower retail scan volume driven by softer US market trends and higher shrink levels, partly offset by strong execution in pharmacy services.

Selling, general and administrative expenses as a percentage of sales were 17.9 percent for the three months ended November 30, 2023 and 43.0 percent for the three months ended November 30, 2022. The decrease was primarily driven by the $6.5 billion pre-tax charge for opioid-related claims and litigation in the year-ago quarter, and lower project and marketing related spend.

Operating income for the three months ended November 30, 2023 was $297 million, compared to $5.8 billion of operating loss in the year-ago quarter. The increase was primarily driven by the pre-tax charge for opioid-related claims and litigation in the year-ago quarter, partially offset by lower gross profit.

Adjusted operating income for the three months ended November 30, 2023 compared to the three months ended 2022
Adjusted operating income for the three months ended November 30, 2023 decreased by 37.2 percent to $694 million. The decrease reflects a weaker flu and respiratory season, lower retail sales, higher retail shrink, and continued pharmacy reimbursement pressure net of procurement savings, partly offset by execution in pharmacy services and cost savings.

WBA Q1 2024 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

International
The Company's International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and the Company's pharmaceutical wholesale and distribution business in Germany. Pharmacy-led health and beauty retail businesses include Boots branded stores in the UK, the Republic of Ireland and Thailand, and the Benavides brand in Mexico. In the three months ended November 30, 2023, the Company completed the sale of Farmacias Ahumada business in Chile. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products.

The International segment operates in currencies other than the U.S. dollar, including the British pound sterling, euro, Chilean peso and Mexican peso and therefore the segment’s results are impacted by movements in foreign currency exchange rates. See Item 3, Quantitative and qualitative disclosure about market risk, for further information on currency risk.

The Company presents certain information related to operating results in “constant currency,” which is a non-GAAP financial measure. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency exclude the effects of fluctuations in foreign currency exchange rates. See “—Non-GAAP Measures.”

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended November 30,
	2023	2022
Sales	$5,832	$5,189
Gross profit	1,211	1,050
Selling, general and administrative expenses	1,095	944
Operating income	116	106
Adjusted operating income [1]	142	116

Number of locations at period end	3,610	3,978

	Percentage increases (decreases)
	Three months ended November 30,
	2023	2022
Sales	12.4	(10.8)
Gross profit	15.4	(13.0)
Selling, general and administrative expenses	16.0	(18.2)
Operating income	9.6	96.5
Adjusted operating income [1]	22.3	(28.9)

Comparable sales in constant currency [2]	6.6	5.9
Pharmacy sales	6.8	(14.7)
Comparable pharmacy sales in constant currency [2]	1.7	1.2
Retail sales	17.1	(8.1)
Comparable retail sales in constant currency [2]	9.2	8.7

WBA Q1 2024 Form 10-Q	39

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended November 30,
	2023	2022
Gross margin	20.8	20.2
Selling, general and administrative expenses	18.8	18.2

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
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

Sales for the three months ended November 30, 2023 compared to three months ended November 30, 2022
Sales for the three months ended November 30, 2023 increased 12.4 percent to $5.8 billion. The favorable impact of currency translation on sales was 8.0 percentage points. Sales increased 4.4 percent on a constant currency basis, with Boots UK sales growing 6.2 percent, and the Germany wholesale business growing 3.7 percent.

Pharmacy sales increased 6.8 percent in the three months ended November 30, 2023 and represented 15.9 percent of the segment’s sales. The favorable impact of currency translation on pharmacy sales was 8.4 percentage points. Comparable pharmacy sales in constant currency increased 1.7 percent compared to the year-ago quarter, reflecting prescription drug inflation in Mexico and the UK.

Retail sales increased 17.1 percent for the three months ended November 30, 2023 and represented 33.1 percent of the segment’s sales. The favorable impact of currency translation on retail sales was 8.4 percentage points. Comparable retail sales in constant currency increased 9.2 percent, driven by Boots UK comparable retail sales in constant currency increasing 9.8 percent compared to the year-ago quarter with growth across all categories and formats, and increased total retail market share for the 11th consecutive quarter.

Pharmaceutical wholesale sales increased 11.3 percent for the three months ended November 30, 2023 and represented 51.0 percent of the segment’s sales. The favorable impact of currency translation on pharmaceutical wholesale sales was 7.6 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales represents market growth in Germany.

Operating income for the three months ended November 30, 2023 compared to three months ended November 30, 2022
Gross profit increased 15.4 percent for the three months ended November 30, 2023. Gross profit was favorably impacted by 8.3 percentage points, or $87 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales in the UK.

Selling, general and administrative expenses in the quarter increased 16.0 percent from the year-ago quarter to $1.1 billion, reflecting an adverse currency impact of 8.5 percent. Excluding the impact of currency transaction, the increase primarily reflects higher inflation and increased investment in IT in the UK.

WBA Q1 2024 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating income for the three months ended November 30, 2023 increased 9.6 percent to $116 million. Operating income was favorably impacted by 6.5 percentage points, or $7 million as a result of currency translation. Excluding the impact of currency translation, the increase in operating income reflects strong retail sales in the UK partially offset by inflationary cost pressures and increased investment in IT in the UK.

Adjusted operating income for the three months ended November 30, 2023 compared to three months ended November 30, 2022
Adjusted operating income for the three months ended November 30, 2023 increased 22.3 percent to $142 million. Adjusted operating income in the quarter was favorably impacted by 7.3 percentage points, or $8 million, of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was led by strong retail sales in the UK partially offset by inflationary cost pressures and increased investment in IT in the UK.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended November 30,
	2023	2022
Sales	$1,931	$989
Gross profit	126	17
Selling, general and administrative expenses	561	454
Operating loss (GAAP)	(436)	(436)
Adjusted operating loss [1]	(96)	(152)
Adjusted EBITDA (Non-GAAP measure) [1]	(39)	(124)

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the three months ended November 30, 2023 compared to three months ended November 30, 2022
Sales for the three months ended November 30, 2023 increased $942 million to $1.9 billion, reflecting the acquisition of Summit by VillageMD, and growth in all businesses compared to the year-ago quarter. VillageMD sales, inclusive of Summit, increased $889 million to $1.4 billion reflecting same clinic growth, additional full-risk lives, and increased multi-specialty productivity. Shields sales increased 27.2 percent to $133 million, driven by recent contract wins and further expansion of existing partnerships.

Operating loss for the three months ended November 30, 2023 compared to three months ended November 30, 2022
Gross profit for the three months ended November 30, 2023 was $126 million, an increase of $108 million compared to the year-ago quarter reflecting the acquisition of Summit by VillageMD and growth across all businesses.

WBA Q1 2024 Form 10-Q	41

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Selling, general and administrative expenses were $561 million for the three months ended November 30, 2023 compared to $454 million for the three months ended November 30, 2022. The increase compared to the year-ago quarter was driven by the acquisition of Summit by VillageMD and an impairment charge related to the planned closure of approximately 70 VillageMD clinics in fiscal 2024, partially offset by lower acquisition related costs for Shields compared to the year-ago quarter.

Operating loss for the three months ended November 30, 2023 was $436 million, flat versus the year-ago quarter. Growth across all businesses and lower acquisition related costs for Shields compared to the year-ago quarter was offset by an increase in acquisition related costs for Summit.

Adjusted operating loss for the three months ended November 30, 2023 compared to three months ended November 30, 2022
Adjusted operating loss was $96 million for the three months ended November 30, 2023 compared to a loss of $152 million in the year-ago quarter. The improvement compared to the year-ago quarter was driven by growth across all businesses and cost discipline at Walgreens Health.

Adjusted EBITDA (Non-GAAP measure) for the three months ended November 30, 2023 compared to three months ended November 30, 2022
Adjusted EBITDA loss of $39 million improved by $84 million compared to the year-ago quarter reflecting growth across all businesses and cost discipline.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the SEC rules, presented herein to the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (GAAP). The Company has provided the non-GAAP financial measures herein, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. See notes to the “Net loss to Adjusted net earnings & Diluted net loss per share to Adjusted diluted net earnings per share” and “Operating loss to Adjusted EBITDA for the U.S. Healthcare segment” reconciliation tables for definitions of non-GAAP financial measures and related adjustments presented below.

These supplemental non-GAAP financial measures are presented because management has evaluated the Company’s financial results both including and excluding the adjusted items or the effects of foreign currency translation, as applicable, and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in the Company’s historical operating results. We also use non-GAAP financial measures as a basis for certain compensation programs sponsored by the Company. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein.

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

WBA Q1 2024 Form 10-Q	42

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
NON-GAAP RECONCILIATIONS

Operating income (loss) to Adjusted operating income (loss) by segments (in millions)

The following are reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss), as well as reconciliations of consolidated operating loss (GAAP measure) to consolidated adjusted operating income (Non-GAAP measure):

	Three months ended November 30, 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$297	$116	$(436)	$(17)	$(39)
Acquisition-related amortization	94	15	165	—	275
Acquisition-related costs	26	4	173	(41)	163
Transformational cost management	97	6	2	4	109
Adjustments to equity earnings in Cencora	50	—	—	—	50
LIFO provision	48	—	—	—	48
Certain legal and regulatory accruals and settlements	82	—	—	—	82
Adjusted operating income (loss) (Non-GAAP measure)	$694	$142	$(96)	$(53)	$687

	Three months ended November 30, 2022
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating (loss) income (GAAP)	$(5,758)	$106	$(436)	$(63)	$(6,151)
Certain legal and regulatory accruals and settlements	6,554	—	—	—	6,554
Transformational cost management	127	7	—	4	138
Acquisition-related amortization	78	14	238	—	330
Acquisition-related costs	1	(11)	47	3	39
Adjustments to equity earnings in Cencora	86	—	—	—	86
LIFO provision	18	—	—	—	18
Adjusted operating income (loss) (Non-GAAP measure)	$1,105	$116	$(152)	$(56)	$1,014

WBA Q1 2024 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net loss to Adjusted net earnings & Net loss per share to Adjusted diluted net earnings per share (in millions):

	Three months ended November 30,
	2023	2022
Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP)	$(67)	$(3,721)

Adjustments to operating loss:
Acquisition-related amortization [1]	275	330
Acquisition-related costs [2]	163	39
Transformational cost management [3]	109	138
Adjustments to equity earnings in Cencora [4]	50	86
LIFO provision [5]	48	18
Certain legal and regulatory accruals and settlements [6]	82	6,554
Total adjustments to operating loss	726	7,166

Adjustments to other (expense) income, net:
Loss on certain non-hedging derivatives [7]	366	—
Gain on sale of equity method investment [8]	(139)	(969)
Loss on disposal of business [9]	4	—
Total adjustments to other (expense) income, net	230	(969)

Adjustments to income tax benefit:
Tax impact of adjustments [10]	(203)	(1,438)
Equity method non-cash tax [10]	4	8
Total adjustments to income tax benefit	(199)	(1,430)

Adjustments to post-tax earnings from other equity method investments:
Adjustments to earnings in other equity method investments [11]	9	8
Total adjustments to post-tax earnings from other equity method investments	9	8

Adjustments to net loss attributable to non-controlling interests:
Acquisition-related costs [2]	(70)	(14)
Acquisition-related amortization [1]	(58)	(37)
Total adjustments to net loss attributable to non-controlling interests	(128)	(51)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$571	$1,004

Diluted net loss per common share (GAAP) [12]	$(0.08)	$(4.31)
Adjustments to operating loss	0.84	8.29
Adjustments to other (expense) income, net	0.27	(1.12)
Adjustments to income tax benefit	(0.23)	(1.65)
Adjustments to post-tax earnings from other equity method investments	0.01	0.01
Adjustments to net loss attributable to non-controlling interests	(0.15)	(0.06)
Adjusted diluted net earnings per common share (Non-GAAP measure) [13]	$0.66	$1.16

Weighted average common shares outstanding, diluted (in millions) [13]	864.0	864.3

WBA Q1 2024 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating loss to Adjusted EBITDA for U.S. Healthcare segment (in millions):

	Three months ended November 30,
	2023	2022
Operating loss (GAAP) [14]	$(436)	$(436)
Acquisition-related amortization [1]	165	238
Acquisition-related costs [2]	173	47
Transformational cost management [3]	2	—
Adjusted operating loss	(96)	(152)
Depreciation expense	43	15
Stock-based compensation expense [15]	13	12
Adjusted EBITDA (Non-GAAP measure)	$(39)	$(124)

1	Acquisition-related amortization includes amortization of acquisition-related intangible assets, inventory valuation adjustments and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, trade names, trademarks, developed technology and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. The stock-based compensation fair valuation adjustment reflects the difference between the fair value based remeasurement of awards under purchase accounting and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.
2	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities recorded in Operating loss within the Consolidated Condensed Statement of Earnings. Examples of such costs include deal costs, severance, stock-based compensation and employee transaction success bonuses. These charges are primarily recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.
3	Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
4	Adjustments to equity earnings in Cencora consist of the Company’s proportionate share of non-GAAP adjustments reported by Cencora consistent with the Company’s non-GAAP measures.
5	The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the U.S. Retail Pharmacy segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
6	Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings, including legal defense costs. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. In fiscal 2023, the Company recorded charges related to the opioid litigation settlement frameworks and certain other legal matters.
7	Includes fair value gains or losses on the VPF derivatives and certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within Other (expense) income, net. The Company does not believe this volatility related to the mark-to-market adjustments on the underlying derivative instruments reflects the Company’s operational performance.
8	Gains on the sale of equity method investments are recorded in Other (expense) income, net within the Consolidated Condensed Statements of Earnings. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business.
9	Includes losses related to the sale of businesses. These charges are recorded in Other (expense) income, net, within the Consolidated Condensed Statements of Earnings.

WBA Q1 2024 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

10	Adjustments to income tax benefit include adjustments to the GAAP basis tax benefit commensurate with non-GAAP adjustments and certain discrete tax items and equity method non-cash tax. These charges are recorded in Income tax benefit within the Consolidated Condensed Statements of Earnings.
11	Adjustments to post-tax earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded in Post-tax earnings from other equity method investments within the Consolidated Condensed Statements of Earnings. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.
12	Due to the anti-dilutive effect resulting from the reported net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the calculation of weighted-average common shares outstanding for diluted net loss per common share.
13	Includes impact of potentially dilutive securities in the calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes.
14	The Company reconciles Adjusted EBITDA for the U.S. Healthcare segment to Operating loss as the closest GAAP measure for the segment profitability. The Company does not measure Net earnings attributable to Walgreens Boots Alliance, Inc. for its segments.
15	Includes GAAP stock-based compensation expense excluding expenses related to acquisition-related amortization and acquisition-related costs.

The Company considers certain metrics presented in this report, such as comparable sales (in constant currency), comparable pharmacy sales (in constant currency), comparable retail sales (in constant currency), comparable number of prescriptions, and comparable 30-day equivalent prescriptions to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

LIQUIDITY AND CAPITAL RESOURCES
The Company's long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its core strategies; invest in strategic opportunities that reinforce its core strategies and meet return requirements; and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term. The Company has paid cash dividends every quarter since 1933. As part of an evaluation of strategic and operational options, including those related to capital allocation, the Company announced a 48 percent reduction in its quarterly dividend payment to 25 cents per share, to strengthen the Company’s long-term balance sheet and cash position, starting with the quarterly dividend payable in March 2024. This action reinforces the Company’s goals of increasing cash flow, while freeing up capital to invest in sustainable growth initiatives in the pharmacy and healthcare businesses, which the Company believes will ultimately improve shareholder value. Further, the Company is dependent on funding from its subsidiaries to pay dividends and meet its obligations. If the Company’s subsidiaries’ financial performance and earnings are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, the Company may reduce or may not be able to make dividend payments to its stockholders. Future dividends will be determined based on earnings, capital requirements, financial condition, and other debt obligations, fines and/or adverse rulings by courts or arbitrators in legal or regulatory matters, changes in federal, state or foreign income tax law, adverse global macroeconomic conditions, changes to the Company’s business model and other factors considered relevant by the Company's Board of Directors at its sole discretion. For further information regarding the Company’s dependence on its subsidiaries to pay dividends and meet its obligations, please see Part I, Item 1A, Risk factors in the fiscal 2023 10-K.

The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. Additionally, the Company's cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions and pandemics like COVID-19. For further information regarding the impact of adverse macroeconomic conditions on the Company, including on its liquidity and capital resources, please see Part I, Item 1A, Risk factors in the fiscal 2023 10-K.

WBA Q1 2024 Form 10-Q	46

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Company expects to fund its working capital needs, capital expenditures, expansion, acquisitions, dividend payments, stock repurchases and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, working capital financing arrangements, debt offerings, sale of marketable securities, current cash, and monetization of investments and other assets. The Company believes that these sources, and the ability to obtain other financing will provide adequate cash funds to meet the Company's needs for at least the next 12 months. See Part I. Item 3, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks. See Note 7. Debt to the Consolidated Condensed Financial Statements for further information on the Company's debt instruments and its recent financing actions.

Cash, cash equivalents and restricted cash were $846 million (including $193 million in non-U.S. jurisdictions) as of November 30, 2023 compared to $856 million (including $144 million in non-U.S. jurisdictions) as of August 31, 2023. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

On November 23, 2023, with financial support from the Company, Boots Pensions Limited, in its capacity as trustee of the Boots Pension Plan, entered into a Bulk Purchase Annuity Agreement with Legal & General Assurance Society Limited to insure the benefits of all 53,000 of its members. The Company has committed to contributing approximately $970 million to $1.0 billion to the Boots Plan (including the acceleration of previously committed contributions) to fund the purchase of a bulk annuity policy. On December 7, 2023, the Company paid $375 million of the commitment, with the remaining amount expected to be paid within the next two years. See Note 12. Retirement benefits to the Consolidated Condensed Financial Statements for further information.

At November 30, 2023, the Company had no guarantees outstanding and the letters of credit issued were not material. See Note 7. Debt to the Consolidated Condensed Financial Statements for further information on the Company’s debt instruments and its recent financing actions.

Cash flows from operating activities
Net cash used for operating activities was $281 million compared to net cash provided by operating activities of $493 million for the three months ended November 30, 2023 and 2022, respectively. The decrease in cash provided by operating activities is primarily driven by changes in net working capital and lower earnings. Changes in net working capital are primarily driven by lower cash inflows from timing of payor reimbursement and the anticipated seasonal inventory build for the U.S. and UK holiday season.

Cash flows from investing activities
Net cash provided by investing activities was $85 million and $1.9 billion for the three months ended November 30, 2023 and 2022, respectively.

Net cash provided by investing activities for the three months ended November 30, 2023 includes proceeds from sale-leaseback transactions of $427 million and sale proceeds of $250 million related to the Company's sale of Cencora common stock offset by additions to property, plant and equipment of $506 million.

Net cash provided by investing activities for the three months ended November 30, 2022 includes sale proceeds of $2.0 billion related to the Company's sale of Cencora common stock, proceeds from sales-leaseback transaction of $409 million offset by additions to property, plant and equipment of $610 million.

See Note 2. Acquisitions and other investments to the Consolidated Condensed Financial Statements for further information.

WBA Q1 2024 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Capital Expenditure
Capital expenditure primarily includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

	Three months ended November 30,
	2023	2022
U.S. Retail Pharmacy	$394	$452
International	76	71
U.S. Healthcare	37	87
Total additions to property, plant and equipment	$506	$610

The decrease in capital expenditure represents the reprioritization of growth initiatives, including the VillageMD footprint expansion, the rollout of micro-fulfillment centers, and digital transformation initiatives in the year-ago quarter.

Cash flows from financing activities
Net cash provided by financing activities for the three months ended November 30, 2023 was $186 million compared to net cash used for financing activities of $599 million in the year-ago quarter.

In the three months ended November 30, 2023, there were $4.0 billion in proceeds from debt, primarily from revolving credit facilities and issuance of commercial paper, compared to $39 million in proceeds from debt, primarily from issuance of commercial paper, in the year-ago quarter. In the three months ended November 30, 2023 there were $3.8 billion in payments of debt made primarily for revolving credit facilities and commercial paper compared to $11 million in payments of debt made primarily for commercial paper in the year-ago quarter. See Note 7. Debt, to the Consolidated Condensed Financial Statements for further information.

In the three months ended November 30, 2023, the Company entered into VPF transactions with third-party financial institutions and received prepayments of $424 million related to the forward sale of up to 2.7 million shares of Cencora common stock. See Note 5. Equity method investments and Note 8. Financial instruments, to the Consolidated Condensed Financial Statements for further information.

The Company purchased treasury shares to support the needs of the employee stock plans totaling $69 million and $150 million during the three months ended November 30, 2023 and 2022, respectively. The Company did not repurchase stock pursuant to the stock repurchase programs described below.

Cash dividends paid were $415 million during the three months ended November 30, 2023 and 2022, respectively.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of November 30, 2023. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

Debt covenants
Each of the Company’s credit facilities described in Note 7. Debt, to the Consolidated Condensed Financial Statements, contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of November 30, 2023, the Company was in compliance with all such applicable financial covenants.

WBA Q1 2024 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Credit ratings
As of January 4, 2023, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Senior unsecured debt rating	Commercial paper rating	Outlook
Moody’s	Ba2	NP	Stable outlook
Standard & Poor’s	BBB-	A-3	Negative outlook

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

The Company’s senior unsecured debt ratings were lowered to BBB- with a negative outlook by Standard and Poor’s in October 2023 and Ba2 (below investment grade) with a stable outlook by Moody’s in December 2023. The reduction in the Company's credit ratings has limited impact to the cost of interest on existing debt, but has minimally increased borrowing margins under certain credit facilities that are tied to ratings grids or similar terms. The Company's current credit ratings significantly reduce the Company's ability to issue commercial paper, may increase the cost of new financing for the Company, and may decrease access to credit and debt capital markets. As of November 30, 2023, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion, with no funds drawn under these facilities.

WBA Q1 2024 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
CRITICAL ACCOUNTING ESTIMATES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Condensed Statements of Earnings and corresponding Consolidated Condensed Balance Sheets accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the Company's fiscal 2023 Form 10-K. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairments, cost of sales and inventory, equity method investments, pension and postretirement benefits, legal contingencies, and income taxes.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in the 2023 Form 10-K, Item 1A, Risk factors which are incorporated herein by reference, and in other documents that we file or furnish with the SEC. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements we make or that are made on our behalf are qualified by these cautionary statements. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

We do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

WBA Q1 2024 Form 10-Q	50

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

Information regarding the Company's transactions and financial instruments are set forth in Note 8. Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. As of November 30, 2023, the Company had $2.3 billion of debt obligations at floating interest rates.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of November 30, 2023, by approximately $41 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in Cencora common stock price may have a significant impact on the fair value of the equity method investment in Cencora. As of November 30, 2023, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Cencora common stock held by the Company by $620 million.

Changes in Cencora common stock price may have a significant impact on the fair value of the variable prepaid forward derivative contracts. As of November 30, 2023, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Company's variable prepaid forward contract liabilities by $316 million and $303 million, respectively.

See Note 5. Equity method investments and Note 8. Financial instruments to the Consolidated Condensed Financial Statements for further details.

WBA Q1 2024 Form 10-Q	51

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended November 30, 2023 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q1 2024 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1. Legal proceedings
The information in response to this item is incorporated herein by reference to Note 10. Commitments and contingencies, to the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. “Risk factors” in the 2023 10-K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended November 30, 2023 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month [2]	Average price paid per share	Total number of shares purchased by month as part of publicly announced plans or programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or programs [1]
09/01/23 - 09/30/23	—	$—	—	$2,003,419,960
10/01/23 - 10/31/23	3,100,000	22.37	—	2,003,419,960
11/01/23 - 11/30/23	—	—	—	2,003,419,960
	3,100,000		—
1On June 28, 2018, the Company announced a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance Inc. common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.
2During the period, 3,100,000 shares of common stock were purchased to support the needs of the employee stock plans

Item 5. Other information

During the three months ended November 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

WBA Q1 2024 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 31, 2023.
10.1*	Form of Restricted Stock Unit Award agreement (effective October 2023).	Filed herewith.
10.2*	Form of Restricted Stock Unit Award agreement for Executive Chairman (effective October 2023).	Filed herewith.
10.3*	Employment Agreement between Walgreens Boots Alliance, Inc. and Timothy Charles Wentworth, dated October 9, 2023.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on October 11, 2023.
10.4*	Offer Letter agreement between Walgreens Boots Alliance, Inc. and Ginger L. Graham, dated September 20, 2023.	Incorporated by reference to Exhibit 10.34 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2023 (File No. 1-36759) filed with the SEC on October 12, 2023.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2023 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

WBA Q1 2024 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement.

WBA Q1 2024 Form 10-Q	55

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: January 4, 2024	/s/ Manmohan Mahajan
Manmohan Mahajan
Senior Vice President and Interim Global Chief Financial Officer
Principal Financial Officer

Dated: January 4, 2024	/s/ Todd D. Heckman
Todd D. Heckman
Vice President, Interim Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q1 2024 Form 10-Q	56