Form 10-Q
period 2024-02-29
Walgreens Boots Alliance, Inc.
filed 2024-03-28
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 29, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of February 29, 2024 was 862,713,366.

WBA Q2 2024 Form 10-Q

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2024

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	February 29, 2024	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$668	$739
Accounts receivable, net	6,200	5,381
Inventories	8,557	8,257
Other current assets	1,136	1,127
Total current assets	16,561	15,503
Non-current assets:
Property, plant and equipment, net	10,121	11,587
Operating lease right-of-use assets	21,342	21,667
Goodwill	15,814	28,187
Intangible assets, net	12,984	13,635
Equity method investments (see Note 5)	3,256	3,497
Other non-current assets	4,128	2,550
Total non-current assets	67,646	81,125
Total assets	$84,207	$96,628

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$1,937	$917
Trade accounts payable (see Note 16)	12,775	12,635
Operating lease obligations	2,339	2,347
Accrued expenses and other liabilities	7,522	8,426
Income taxes	342	209
Total current liabilities	24,915	24,535
Non-current liabilities:
Long-term debt	7,535	8,145
Operating lease obligations	21,812	22,124
Deferred income taxes	1,238	1,318
Accrued litigation obligations	6,123	6,261
Other non-current liabilities	7,220	5,757
Total non-current liabilities	43,928	43,605
Commitments and contingencies (see Note 10)
Total liabilities	68,843	68,140
Redeemable non-controlling interests	172	167
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at February 29, 2024 and August 31, 2023	12	12
Paid-in capital	10,627	10,661
Retained earnings	26,448	33,058
Accumulated other comprehensive loss	(2,897)	(2,993)
Treasury stock, at cost; 309,800,252 shares at February 29, 2024 and 308,839,832 shares at August 31, 2023	(20,705)	(20,717)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	13,484	20,020
Non-controlling interests	1,708	8,302
Total equity	15,192	28,322
Total liabilities, redeemable non-controlling interests and equity	$84,207	$96,628

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q2 2024 Form 10-Q	1

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended February 29, 2024
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
November 30, 2023	862,166,970	$12	$(20,725)	$10,617	$(2,995)	$32,573	$8,107	$27,588
Net loss	—	—	—	—	—	(5,908)	(6,416)	(12,324)
Other comprehensive income, net of tax	—	—	—	—	99	—	2	100
Dividends declared and distributions	—	—	—	—	—	(218)	(7)	(225)
Employee stock purchase and option plans	546,396	—	20	(10)	—	—	—	9
Stock-based compensation	—	—	—	19	—	—	24	43
Other	—	—	—	2	—	—	(2)	—
February 29, 2024	862,713,366	$12	$(20,705)	$10,627	$(2,897)	$26,448	$1,708	$15,192

Six months ended February 29, 2024
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2023	863,673,786	$12	$(20,717)	$10,661	$(2,993)	$33,058	$8,302	$28,322
Net loss	—	—	—	—	—	(5,975)	(6,627)	(12,602)
Other comprehensive income (loss), net of tax	—	—	—	—	96	—	(1)	95
Dividends declared and distributions	—	—	—	—	—	(636)	(7)	(643)
Treasury stock purchases	(3,100,000)	—	(69)	—	—	—	—	(69)
Employee stock purchase and option plans	2,139,580	—	81	(74)	—	—	—	7
Stock-based compensation	—	—	—	34	—	—	54	88
Other	—	—	—	7	—	—	(13)	(6)
February 29, 2024	862,713,366	$12	$(20,705)	$10,627	$(2,897)	$26,448	$1,708	$15,192

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q2 2024 Form 10-Q	2

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended February 28, 2023
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
November 30, 2022	862,342,235	$12	$(20,762)	$10,477	$(2,815)	$33,664	$4,006	$24,582
Net earnings (loss)	—	—	—	—	—	703	(158)	545
Other comprehensive income, net of tax	—	—	—	—	161	—	2	164
Dividends declared and distributions	—	—	—	—	—	(416)	(6)	(422)
Employee stock purchase and option plans	453,485	—	15	—	—	—	—	15
Stock-based compensation	—	—	—	23	—	—	34	57
Acquisition of non-controlling interests	—	—	—	171	—	—	—	171
Business combination	—	—	—	(43)	—	—	4,369	4,325
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	1	—	—	—	1
February 28, 2023	862,795,720	$12	$(20,747)	$10,629	$(2,654)	$33,952	$8,247	$29,439

Six months ended February 28, 2023
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2022	864,639,457	$12	$(20,683)	$10,950	$(2,805)	$37,801	$4,091	$29,366
Net loss	—	—	—	—	—	(3,018)	(230)	(3,248)
Other comprehensive income, net of tax	—	—	—	—	151	—	3	153
Dividends declared and distributions	—	—	—	—	—	(831)	(50)	(881)
Treasury stock purchases	(4,438,228)	—	(150)	—	—	—	—	(150)
Employee stock purchase and option plans	2,594,491	—	86	(64)	—	—	—	22
Stock-based compensation	—	—	—	48	—	—	64	112
Acquisition of non-controlling interests	—	—	—	171	—	—	—	171
Business combination	—	—	—	(43)	—	—	4,369	4,325
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(432)	—	—	—	(432)
February 28, 2023	862,795,720	$12	$(20,747)	$10,629	$(2,654)	$33,952	$8,247	$29,439

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q2 2024 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sales	$37,052	$34,862	$73,760	$68,244
Cost of sales	30,012	27,807	59,948	54,236
Gross profit	7,041	7,055	13,811	14,008
Selling, general and administrative expenses	7,921	6,934	14,772	20,091
Impairment of goodwill	12,369	—	12,369	—
Equity earnings in Cencora	79	75	120	129
Operating (loss) income	(13,171)	197	(13,209)	(5,954)
Other income (expense), net	195	552	(25)	1,544
(Loss) earnings before interest and income tax (benefit) provision	(12,976)	749	(13,235)	(4,410)
Interest expense, net	138	141	237	252
(Loss) earnings before income tax (benefit) provision	(13,114)	607	(13,472)	(4,662)
Income tax (benefit) provision	(782)	70	(856)	(1,377)
Post-tax earnings from other equity method investments	10	6	16	13
Net (loss) earnings	(12,322)	544	(12,600)	(3,272)
Net loss attributable to non-controlling interests	(6,415)	(159)	(6,625)	(253)
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc.	$(5,908)	$703	$(5,975)	$(3,018)

Net (loss) earnings per common share:
Basic	$(6.85)	$0.81	$(6.93)	$(3.50)
Diluted	$(6.85)	$0.81	$(6.93)	$(3.50)

Weighted average common shares outstanding:
Basic	862.5	862.6	862.8	863.1
Diluted	862.5	863.4	862.8	863.1

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q2 2024 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net (loss) earnings	$(12,322)	$544	$(12,600)	$(3,272)

Other comprehensive income, net of tax:
Pension/post-retirement obligations	34	(5)	90	(10)
Unrealized (loss) gain on cash flow hedges and other	—	(1)	5	(3)
Net investment hedges (loss) gain	(1)	(43)	2	(73)
Share of other comprehensive income of equity method investments	48	88	33	92
Cumulative translation adjustments	19	124	(35)	147
Total other comprehensive income	100	164	95	153

Total comprehensive (loss) income	(12,222)	707	(12,505)	(3,118)

Comprehensive loss attributable to non-controlling interests	(6,413)	(157)	(6,626)	(251)

Comprehensive (loss) income attributable to Walgreens Boots Alliance, Inc.	$(5,809)	$864	$(5,879)	$(2,868)

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q2 2024 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six months ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net loss	$(12,600)	$(3,272)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	1,230	1,055
Deferred income taxes	(1,331)	(1,600)
Stock compensation expense	99	293
Earnings from equity method investments	(137)	(143)
Impairment of goodwill, intangibles and long-lived assets	13,589	196
Gain on sale of equity method investments	(758)	(1,512)
Gain on sale-leaseback transactions	(258)	(532)
Loss on variable prepaid forward contracts	888	—
Other	(121)	(39)
Changes in certain assets and liabilities:
Accounts receivable, net	(850)	(221)
Inventories	(279)	(237)
Other current assets	53	(107)
Trade accounts payable	142	1,279
Accrued expenses and other liabilities	20	(684)
Income taxes	256	92
Accrued litigation obligations	(391)	6,795
Other non-current assets and liabilities	(471)	(125)
Net cash (used for) provided by operating activities	(918)	1,239
Cash flows from investing activities:
Additions to property, plant and equipment	(858)	(1,108)
Proceeds from sale-leaseback transactions	727	942
Proceeds from sale of other assets	1,311	3,261
Business, investment and asset acquisitions, net of cash acquired	(228)	(6,813)
Other	(50)	134
Net cash provided by (used for) investing activities	902	(3,583)
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	426	1,128
Proceeds from debt	15,001	1,716
Payments of debt	(14,948)	(1,530)
Acquisition of non-controlling interests	—	(1,039)
Proceeds from issuance of non-controlling interests	—	2,523
Proceeds from variable prepaid forward contracts	424	—
Treasury stock purchases	(69)	(150)
Cash dividends paid	(828)	(829)
Other	(132)	(53)
Net cash (used for) provided by financing activities	(127)	1,766
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	13
Changes in cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(142)	(566)
Cash, cash equivalents and restricted cash at beginning of period	856	2,558
Cash, cash equivalents and restricted cash at end of period	$715	$1,993
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q2 2024 Form 10-Q	6

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

Certain amounts in the Consolidated Condensed Financial Statements and accompanying notes may not add due to rounding. Percentages have been calculated using unrounded amounts for all periods presented. Certain prior period data has been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation.

Note 2. Acquisitions and other investments

Summit acquisition
On January 3, 2023, Village Practice Management Company, LLC (“VillageMD”), through its parent company, following an internal reorganization, completed the acquisition of WP CityMD TopCo (“Summit”), a provider of primary, specialty and urgent care, in exchange for $7.0 billion aggregate consideration, consisting of $4.85 billion of cash consideration paid, $2.05 billion in preferred units of VillageMD issued to Summit equity holders and $100 million of cash to be paid one year following closing. The cash consideration includes $87 million of cash paid to fund acquisition-related bonuses to Summit employees which was recognized as a compensation expense of the Company. In addition, VillageMD paid off approximately $1.9 billion in net debt of Summit. In connection with the amended Agreement and Plan of Merger, and in order to finance the acquisition, the Company and Cigna Health & Life Insurance Company acquired preferred units of VillageMD in exchange for $1.75 billion and $2.5 billion in aggregate consideration, respectively. Following the Summit acquisition, the Company remains the largest and consolidating equity holder of VillageMD with ownership of approximately 53% of the outstanding equity interests on a fully diluted basis.

WBA Q2 2024 Form 10-Q	7

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

The Company accounted for this acquisition as a business combination resulting in consolidation of Summit within the U.S. Healthcare segment in its financial statements. In the three months ended February 29, 2024, the Company completed the purchase price allocation.

The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation
Cash consideration [1]	$4,778
Deferred consideration	100
Summit debt paid at closing	1,963
Fair value of equity consideration [2]	1,971
Fair value of non-controlling interests	13
Total	$8,825

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$69
Accounts receivable, net	381
Property, plant and equipment	607
Intangible assets [3]	3,359
Operating lease right-of-use assets	756
Other assets	174
Operating lease obligations	(773)
Deferred tax liability	(735)
Other liabilities	(466)
Total identifiable net assets	$3,372

Goodwill	$5,454

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

The goodwill represents anticipated future growth and expansion opportunities into new healthcare offerings and new markets. $416 million of the goodwill is expected to be tax deductible.

WBA Q2 2024 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental pro forma information - Summit
The following table represents unaudited supplemental pro forma consolidated sales for the three and six months ended February 28, 2023, as if the acquisition of Summit had occurred at the beginning of each period presented. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition occurred at the beginning of each period presented or results which may occur in the future.

	Three months ended	Six months ended
(Unaudited, in millions)	February 28, 2023	February 28, 2023
Sales	$35,119	$69,216

Actual sales of Summit, from the acquisition date, for the three and six months ended February 28, 2023, included in the Consolidated Condensed Statements of Earnings are as follows:

Three and six months ended
(in millions)	February 28, 2023
Sales	$463

Pro forma net earnings of the Company, assuming the Summit acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

Shields acquisition
On December 28, 2022 the Company acquired the non-controlling interests in Shields Health Solutions Parent, LLC (“Shields”) for $1.4 billion of cash consideration.

Other acquisitions
On March 3, 2023, the Company completed the acquisition of Starling MSO Holdings, LLC (“Starling”), a primary care and multi-specialty group, for total consideration of $284 million. Total consideration includes $222 million of cash consideration and $62 million of VillageMD equity issued to Starling equity holders, including employees. VillageMD equity issued to employees will be recognized as compensation expense in the future. As a result of the acquisition, the Company recognized goodwill and intangible assets of $107 million and $128 million, respectively. As of February 29, 2024, the Company had not completed the analysis to assign fair values to all tangible and intangible assets acquired and liabilities assumed. As such, the preliminary purchase price allocation will be subject to further refinement and may change.

The Company acquired certain prescription files and related pharmacy inventory primarily in the United States (“U.S.”) for the aggregate purchase price of $69 million and $172 million during the three and six months ended February 29, 2024, respectively, and $35 million and $90 million during the three and six months ended February 28, 2023, respectively.

Note 3. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021.

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024 and increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. In fiscal 2022, the Company increased its annual cost savings target from $3.3 billion to $3.5 billion, by the end of fiscal 2024. In fiscal 2023, the Company increased its annual cost savings target from $3.5 billion to $4.5 billion, by the end of fiscal 2024. We believe the Company is currently on track to achieve the savings target.

WBA Q2 2024 Form 10-Q	9

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (“IT”) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. Through the Transformational Cost Management Program the Company plans to reduce its presence by up to 650 Boots stores in the United Kingdom (“UK”) and approximately 650 to 700 stores in the U.S. As of February 29, 2024, the Company has closed 484 and 625 stores in the UK and U.S., respectively.

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

From the inception of the Transformational Cost Management Program to February 29, 2024, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $3.4 billion, which were primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These charges included $1.3 billion related to lease obligations and other real estate costs, $932 million in asset impairments, $934 million in employee severance and business transition costs and $260 million of IT transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three and six months ended February 29, 2024 and February 28, 2023, respectively, were as follows (in millions):

Three months ended February 29, 2024	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$119	$1	$—	$—	$120
Asset impairments	25	14	—	—	39
Employee severance and business transition costs	29	—	3	1	33
Information technology transformation and other exit costs	3	—	—	—	3
Total pre-tax exit and disposal charges	$175	$16	$3	$1	$195

Six months ended February 29, 2024	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$155	$1	$—	$—	$156
Asset impairments	28	21	—	—	49
Employee severance and business transition costs	51	—	5	5	60
Information technology transformation and other exit costs	6	1	—	—	7
Total pre-tax exit and disposal charges	$240	$22	$5	$5	$272

WBA Q2 2024 Form 10-Q	10

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended February 28, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$20	$—	$—	$—	$20
Asset impairments	96	(1)	—	—	95
Employee severance and business transition costs	11	1	—	3	15
Information technology transformation and other exit costs	4	5	—	(1)	9
Total pre-tax exit and disposal charges	$131	$4	$—	$2	$138

Six months ended February 28, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$98	$—	$—	$—	$98
Asset impairments	115	(1)	—	—	113
Employee severance and business transition costs	22	2	—	7	31
Information technology transformation and other exit costs	16	10	—	(1)	25
Total pre-tax exit and disposal charges	$250	$10	$—	$6	$267

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2023	$10	$—	$70	$22	$102
Costs	156	49	60	7	272
Payments	(75)	—	(77)	(16)	(169)
Other	(77)	(49)	—	—	(126)
Balance at February 29, 2024	$14	$—	$52	$14	$80

Other exit and disposal activities
During the three and six months ended February 29, 2024, VillageMD approved the closure of approximately 90 and 160 clinics, respectively. As a result, long-lived and intangible assets of $179 million and $303 million were impaired within the U.S. Healthcare segment, respectively. The impairment charges were recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.

During the three months ended February 29, 2024, management ceased development of, and abandoned, a multi-year internal software development project within the U.S. Retail Pharmacy segment. As a result, previously capitalized internally-developed software of $455 million was impaired. The impairment charge was recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.

WBA Q2 2024 Form 10-Q	11

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

Supplemental balance sheet information related to leases was as follows (in millions):

Balance sheet supplemental information:	February 29, 2024	August 31, 2023
Operating leases:
Operating lease right-of-use assets	$21,342	$21,667

Operating lease obligations - current	$2,339	$2,347
Operating lease obligations - non-current	21,812	22,124
Total operating lease obligations	$24,151	$24,472

Finance leases:
Right-of-use assets included in:
Property, plant and equipment, net	$704	$678

Lease obligations included in:
Accrued expenses and other liabilities	$70	$57
Other non-current liabilities	934	919
Total finance lease obligations	$1,004	$976

Supplemental income statement information related to leases was as follows (in millions):

	Three months ended		Six months ended
Statement of earnings supplemental information:	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Operating lease cost
Fixed	$871	$853	$1,739	$1,667
Variable [1]	210	203	424	395
Finance lease cost
Amortization	$13	$11	$32	$21
Interest	13	12	25	24

Sublease income [2]	$27	$28	$55	$57
Impairment of right-of-use assets	132	4	181	71

Gain on sale-leaseback transactions [2]
U.S. Retail Pharmacy	$98	$211	$258	$384
International [3]	—	132	—	148
Total gain on sale-leaseback [2]	$98	$343	$258	$532

WBA Q2 2024 Form 10-Q	12

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.
3Includes gain on sale-leaseback related to the Germany wholesale business of $132 million and $148 million for the three and six months ended February 2023, respectively, of which $24 million and $41 million related to the optimization of warehouse locations as part of acquisition integration activities.

Other supplemental information was as follows (in millions):

	Six months ended
Other supplemental information:	February 29, 2024	February 28, 2023
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$1,849	$1,720
Operating cash flows from finance leases	25	22
Financing cash flows from finance leases	33	21
Total	$1,906	$1,763

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$993	$1,135
Finance leases	57	18
Total	$1,049	$1,154

Weighted average lease term and discount rate for real estate leases were as follows:

Weighted average lease terms and discount rates:	February 29, 2024	August 31, 2023
Weighted average remaining lease term in years
Operating leases	9.5	9.6
Finance leases	17.0	17.4

Weighted average discount rate
Operating leases	5.55%	5.35%
Finance leases	5.26%	5.25%

The aggregate future lease payments for operating and finance leases as of February 29, 2024 were as follows (in millions):

Future lease payments (fiscal years):	Finance lease	Operating lease [1,2]
2024 (Remaining period)	$63	$1,836
2025	122	3,635
2026	119	3,564
2027	116	3,476
2028	95	3,342
2029	85	3,100
Later	881	12,441
Total undiscounted minimum lease payments	$1,481	$31,394
Less: Present value discount	477	7,242
Lease liability	$1,004	$24,151

1.Total undiscounted minimum lease payments include approximately $3.7 billion of payments related to optional renewal periods that have not been contractually exercised, but are reasonably certain of being exercised.
2.Total undiscounted minimum lease payments exclude sublease rental income of approximately $609 million due to the Company under non-cancelable sublease terms.

WBA Q2 2024 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Equity method investments

Equity method investments were as follows (in millions, except percentages):

	February 29, 2024		August 31, 2023
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
Cencora	$2,183	14%	$2,534	16%
Others	1,073	8% - 50%	963	8% - 50%
Total	$3,256		$3,497

Cencora investment
As of February 29, 2024 and August 31, 2023, the Company owned 26.3 million and 31.8 million shares of Cencora, Inc. (“Cencora”) common stock, respectively, representing approximately 13.5% and 15.9% of its outstanding common stock based on the share count publicly reported by Cencora in its most recent filings with the SEC.

During the three months ended February 29, 2024 and February 28, 2023, the Company sold shares of Cencora common stock for total consideration of approximately $992 million and $984 million, respectively. These transactions resulted in the Company recording pre-tax gains of $619 million and $492 million, respectively, in Other income (expense), net within the Consolidated Condensed Statements of Earnings, including $20 million and $40 million of losses, respectively, reclassified from within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets.

During the six months ended February 29, 2024 and February 28, 2023, the Company sold shares of Cencora common stock for total consideration of approximately $1.2 billion and $3.0 billion, respectively. These transactions resulted in the Company recording pre-tax gains of $758 million and $1.5 billion, respectively, in Other income (expense), net within the Consolidated Condensed Statements of Earnings, including $28 million and $150 million of losses, respectively, reclassified from within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets.

As of February 29, 2024 and August 31, 2023, the Company has pledged 20.0 million and 17.3 million shares of Cencora common stock, respectively, as collateral upon entering into variable prepaid forward (“VPF”) transactions. See Note 8. Financial instruments for further information.

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

The Level 1 fair market value of the Company’s equity investment in Cencora common stock at February 29, 2024 and August 31, 2023 was $6.2 billion and $5.6 billion, respectively. As of February 29, 2024 the carrying value of the Company’s investment in Cencora exceeded its proportionate share of the net assets of Cencora by $2.1 billion. This premium of $2.1 billion was recognized as part of the carrying value in the Company’s equity investment in Cencora. The difference is primarily related to goodwill and the fair value of Cencora intangible assets.

Other investments
At February 29, 2024, the Company’s other equity method investments primarily include its U.S. investment in BrightSpring Health Services, and the Company’s investments in China in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd and Nanjing Pharmaceutical Company Limited. On June 8, 2023 and December 15, 2022, the Company sold its remaining investments in Option Care Health and Guangzhou Pharmaceuticals Corporation, respectively.

WBA Q2 2024 Form 10-Q	14

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

During the three months ended February 29, 2024, the Company completed a quantitative impairment analysis for goodwill related to its VillageMD reporting unit within the U.S. Healthcare segment due to downward revisions in its longer term forecast received during the quarter, including the impact of closing approximately 90 additional clinics, slower than expected trends in patient panel growth and multi-specialty productivity trends, and recent changes in Medicare reimbursement models. These impacts were partly offset by cost savings initiatives. Based on this analysis, the Company recorded a goodwill impairment charge of $12.4 billion, prior to attribution of loss to non-controlling interests, in Operating (loss) income within the Consolidated Condensed Statements of Earnings. The impairment charge reflects lower than previously expected longer term financial performance expectations, a reduction in the multiples for publicly traded peer companies, and increases in discount rates.

As part of the Company’s impairment analysis, fair value of the reporting unit was determined using both the income and market approaches. The income approach requires management to estimate a number of factors, including the projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping as well as recent guideline transactions.

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions related to the business and financial performance of the Company’s reporting units. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the Company competes, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization, working capital requirements and capital expenditures. Future increases in discount rates or deterioration in the observable prices for guideline companies could result in further goodwill impairment in subsequent periods.

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

Goodwill roll forward:	U.S. Retail Pharmacy	International	U.S. Healthcare	Walgreens Boots Alliance, Inc.
August 31, 2023	$10,947	$1,378	$15,863	$28,187
Adjustments [1]	—	—	22	22
Impairments	—	—	(12,369)	(12,369)
Cumulative translation adjustments and other	—	(18)	(8)	(26)
February 29, 2024	$10,947	$1,360	$3,508	$15,814

1Includes measurement period adjustments related to VillageMD's fiscal 2023 acquisitions. See Note 2. Acquisitions and other investments for further information.

The Company evaluates the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The evaluation of definite-lived intangible assets is performed at the lowest level of identifiable cash flows. During the three months ended February 29, 2024, as a result of the factors leading to the interim goodwill impairment analysis performed, the Company evaluated VillageMD’s other intangible and long-lived assets for impairment. The assessment resulted in an impairment charge of $266 million recognized primarily within the U.S. Healthcare segment as a component of Selling, general, and administrative expenses within the Consolidated Condensed Statements of Earnings. As part of this impairment analysis, the fair values of asset groups and intangible assets were determined using the income approach.

WBA Q2 2024 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets:	February 29, 2024	August 31, 2023
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,671	$4,658
Provider networks	2,966	3,202
Trade names and trademarks	2,298	2,300
Developed technology	469	469
Others	113	137
Total gross amortizable intangible assets	$10,518	$10,767

Accumulated amortization
Customer relationships and loyalty card holders [1]	$1,920	$1,784
Provider networks	325	233
Trade names and trademarks	482	401
Developed technology	182	143
Others	55	48
Total accumulated amortization	2,964	2,609
Total amortizable intangible assets, net	$7,554	$8,158

Indefinite-lived intangible assets
Trade names and trademarks	$4,609	$4,650
Pharmacy licenses	821	828
Total indefinite-lived intangible assets	$5,430	$5,477

Total intangible assets, net	$12,984	$13,635

1Includes purchased prescription files.

Amortization expense for intangible assets was $239 million and $478 million for the three and six months ended February 29, 2024, respectively, and $199 million and $357 million for the three and six months ended February 28, 2023, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at February 29, 2024 is as follows (in millions):

	2024 (Remaining period)	2025	2026	2027	2028	2029
Estimated annual amortization expense	$468	$904	$865	$782	$705	$652

WBA Q2 2024 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated to the U.S. dollar using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	February 29, 2024	August 31, 2023
Short-term debt
Commercial paper [1]	$426	$—
Credit facilities [1]
November 2021 DDTL due November 2024	290	—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	—	850
$8 billion note issuance [1]
3.800% unsecured notes due 2024	1,156	—
Other [2]	65	68
Total short-term debt	$1,937	$917

Long-term debt
Credit facilities [1]
November 2021 DDTL due November 2024	$—	$289
December 2022 DDTL due January 2026	999	999
August 2023 DDTL due November 2026	999	—
August 2023 RCF due August 2026	40	—
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	498	498
4.100% unsecured notes due 2050	728	793
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,445	1,444
4.650% unsecured notes due 2046	313	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024	—	1,156
4.500% unsecured notes due 2034	301	301
4.800% unsecured notes due 2044	756	869
£700 million note issuance [1]
3.600% unsecured Pound Sterling notes due 2025	378	381
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	809	814
$4 billion note issuance [3]
4.400% unsecured notes due 2042	255	263
Other [2]	14	20
Total long-term debt, less current portion	$7,535	$8,145

1Notes, borrowings under credit facilities and commercial paper are unsecured and unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.

WBA Q2 2024 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
2Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
3Notes are senior debt obligations of Walgreen Co.

$850 million Note Issuance
On November 17, 2021, the Company issued, in an underwritten public offering, $850 million of 0.95% notes due 2023. The notes contained a call option which allowed for the notes to be repaid, in full or in part, at 100% of the principal amount of the notes to be redeemed, in each case plus accrued and unpaid interest. On November 17, 2023, the Company repaid the note in full.

Credit facilities

August 2023 Revolving Credit Agreement
On August 9, 2023, the Company entered into a $2.25 billion unsecured three-year revolving credit facility (the “August 2023 Revolving Credit Agreement” or “August 2023 RCF”). Interest on borrowings under the revolving credit facility accrues at applicable margins based on the Company's Index Debt Rating by Moody’s or S&P and ranges from 75 basis points to 150 basis points over specified benchmark rates for Secured Overnight Financing Rate (“SOFR”) loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the August 2023 Revolving Credit Agreement at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The August 2023 Revolving Credit Agreement's termination date is August 9, 2026, or earlier, subject to the Company's discretion to terminate the agreement. As of February 29, 2024, there were $40 million in borrowings outstanding under the August 2023 Revolving Credit Agreement.

August 2023 Delayed Draw Term Loan
On August 9, 2023, the Company entered into a $1 billion senior unsecured delayed draw term loan credit agreement (the “August 2023 DDTL”). Interest on borrowings under the August 2023 DDTL accrues at applicable margins based on the Company’s Index Debt Rating by Moody’s or S&P and ranges from 75 basis points to 150 basis points over specified benchmark rates for SOFR loans, as applicable. The August 2023 DDTL was drawn for general corporate purposes. The August 2023 DDTL matures on November 17, 2026. As of February 29, 2024, there was $1 billion in borrowing outstanding under the August 2023 DDTL. Amounts borrowed under the August 2023 DDTL that are repaid or prepaid may not be reborrowed.

December 2022 Delayed Draw Term Loan
On December 19, 2022, the Company entered into a $1.0 billion senior unsecured delayed draw term loan credit agreement (the “December 2022 DDTL”). Interest on borrowings under the December 2022 DDTL accrues at applicable margins based on the Company’s Index Debt Rating by Moody’s or S&P and ranges from 87.5 basis points to 150 basis points over specified benchmark rates for SOFR loans, as applicable. The December 2022 DDTL was drawn for the purpose of funding the consideration due for the purchase of Summit and paying fees and expenses related to it. The December 2022 DDTL matures on January 3, 2026. As of February 29, 2024, there was $1 billion in borrowing outstanding under the December 2022 DDTL. Amounts borrowed under the December 2022 DDTL that are repaid or prepaid may not be reborrowed.

June 2022 Revolving Credit Agreements
On June 17, 2022, the Company entered into a $3.5 billion unsecured five-year revolving credit facility and a $1.5 billion unsecured 18-month revolving credit facility, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2022 Revolving Credit Agreements”). Interest on borrowings under the revolving credit facilities accrues at applicable margins based on the Company's Index Debt Rating by S&P or Moody’s and ranges from 80 basis points to 150 basis points over specified benchmark rates for SOFR loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The five-year facility’s termination date is June 17, 2027, or earlier, subject to the Company's discretion to terminate the agreement. The 18-month facility’s termination date was December 15, 2023, or earlier, subject to the Company's discretion to terminate the agreement. On August 9, 2023 the Company terminated the 18-month facility under the 2022 Revolving Credit Agreements. All outstanding obligations under the 18-month revolving credit facility have been paid and satisfied in full. As of February 29, 2024, there were no borrowings outstanding under the five-year revolving credit facility.

WBA Q2 2024 Form 10-Q	18

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
November 2021 Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). Borrowings under the November 2021 DDTL bear interest at a fluctuating rate per annum equal to SOFR, plus an applicable margin. The applicable margins for the 364-day and two-year loans were 0.75% and 0.88%, respectively. The applicable margin for the three-year loan is 1.05%. An aggregate amount of $3.0 billion or more of the November 2021 DDTL was drawn for the purpose of funding the purchase of the increased equity interest in VillageMD, and paying fees and expenses related to the foregoing, with the remainder used for general corporate purposes. In fiscal 2023, the Company repaid the 364-day loan and the two-year loan in full. The maturity date on the three-year loan is November 24, 2024. As of February 29, 2024, there was $290 million in borrowings outstanding under the November 2021 DDTL. Amounts borrowed under the November 2021 DDTL and repaid or prepaid may not be reborrowed.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary financial covenants. As of February 29, 2024, the Company was in compliance with all such applicable financial covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. As of February 29, 2024, the Company's outstanding commercial paper is $426 million and had a weighted average interest rate of 6.45%. As of August 31, 2023 the Company had no borrowings outstanding under the commercial paper program.

Interest
Interest paid by the Company was approximately $301 million and $288 million for the six months ended February 29, 2024 and February 28, 2023, respectively.

Credit ratings
The Company’s senior unsecured debt ratings were lowered to BBB- with a negative outlook by Standard and Poor’s in October 2023 and Ba2 (below investment grade) with a stable outlook by Moody’s in December 2023. The reduction in the Company's credit ratings has limited impact to the cost of interest on existing debt, but has minimally increased borrowing margins under certain credit facilities that are tied to ratings grids or similar terms. The Company's current credit ratings significantly reduce the Company's ability to issue commercial paper, may increase the cost of new financing for the Company, and may decrease access to credit and debt capital markets. As of February 29, 2024, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion, with $40 million in funds drawn under these facilities.

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

The Company economically hedges a portion of its exposure to equity price risk related to its investment in Cencora through VPF derivative contracts.

WBA Q2 2024 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

February 29, 2024	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$350	$8	Other current assets
Cross currency interest rate swaps	300	14	Other non-current assets
Foreign currency forwards	874	3	Other current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$537	$1	Other current assets
Total return swaps	174	3	Other current assets
Foreign currency forwards	3,480	12	Other current liabilities
Total return swaps	28	—	Other current liabilities
Variable prepaid forward contracts	3,726	3,861	Other non-current liabilities

August 31, 2023	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$31	$1	Other current assets
Cross currency interest rate swaps	650	28	Other non-current assets
Foreign currency forwards	805	2	Other current liabilities
Cross currency interest rate swaps	102	2	Other current liabilities
Foreign currency forwards	4	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,139	$6	Other current assets
Total return swaps	168	1	Other current assets
Foreign currency forwards	817	2	Other current liabilities
Total return swaps	26	1	Other current liabilities
Variable prepaid forward contracts	3,195	2,548	Other non-current liabilities

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
Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks and equity price risk. The Company also uses total return swaps to economically hedge variability in compensation charges related to certain deferred compensation obligations.

WBA Q2 2024 Form 10-Q	20

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
In fiscal 2023 and fiscal 2024, the Company entered into VPF transactions with third-party financial institutions and received upfront prepayments related to the forward sale of shares of Cencora common stock. The upfront prepayments are recorded within Other non-current liabilities in the Consolidated Condensed Balance Sheets as derivatives. The Company has pledged shares of Cencora common stock as collateral upon entering into the VPF transactions. The VPF transactions provide the Company with current liquidity while allowing it to maintain voting and dividend rights in the Cencora common stock, as well as the ability to participate in future stock price appreciation during the term of the contracts up to a cap price specified in the contracts. The VPF transactions are expected to settle per their respective forward settlement dates, at which time the Company will be obligated, unless it elects to settle otherwise as described below, to deliver the full number of shares of Cencora common stock specified in the contracts to settle the agreements. The Company may receive additional cash payments to be determined based on the price of the Cencora common stock at the forward settlement dates relative to the forward floor and cap price specified in the contracts. Subject to certain conditions, the Company may elect to net settle the contract by delivery of shares (or payment of the cash value thereof) in lieu of receiving any additional cash. The aggregate number of Cencora shares to be delivered in connection with the VPF transactions will not exceed the shares subject to forward sale.

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

The income (expenses) due to changes in fair value of derivative instruments were recognized in the Consolidated Condensed Statements of Earnings as follows (in millions):

		Three months ended		Six months ended
	Location in Consolidated Condensed Statements of Earnings	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Total return swap	Selling, general and administrative expenses	$18	$(3)	17	$—
Foreign currency forwards	Other income (expense), net [1]	(26)	(73)	33	(92)
Variable prepaid forward	Other income (expense), net	(522)	—	(888)	—

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

WBA Q2 2024 Form 10-Q	21

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	February 29, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$14	$14	$—	$—
Cross currency interest rate swaps [2]	22	—	22	—
Foreign currency forwards [3]	1	—	1	—
Investments in equity securities [4]	13	13	—	—
Investments in debt securities [5]	109	—	109	—
Total return swaps	3	—	3	—
Liabilities:
Variable prepaid forward [6]	$3,861	$—	$—	$3,861
Foreign currency forwards [3]	15	—	15	—

	August 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$11	$11	$—	$—
Cross currency interest rate swaps [2]	28	—	28	—
Foreign currency forwards [3]	6	—	6	—
Investments in equity securities [4]	17	17	—	—
Investments in debt securities [5]	15	—	15	—
Total return swaps	1	—	1	—
Liabilities:
Variable prepaid forward [6]	$2,548	$—	$—	$2,548
Foreign currency forwards [3]	5	—	5	—
Total return swaps	1	—	1	—
Cross currency interest rate swaps [2]	2	—	2	—

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
4Fair values of quoted investments are based on current bid prices as of February 29, 2024 and August 31, 2023.
5Includes investments in Treasury debt securities.
6The fair value of the derivative was derived from a Black-Scholes valuation. The inputs used in valuing the derivative included observable inputs such as the floor and cap prices of the VPF, dividend yield of Cencora shares, risk free interest rate, and contractual term of the instrument, as well as unobservable inputs such as implied volatility of Cencora shares. The implied volatility ranged from 25.4% - 29.2% for the lower strike and 20.1% - 22.6% for the upper strike as of February 29, 2024, and 23.2% - 24.7% for the lower strike and 18.1% - 19.1% for the upper strike as of August 31, 2023.

There were no transfers between Levels for the three and six months ended February 29, 2024.

WBA Q2 2024 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The roll forward of the fair value of the VPF derivatives associated with the forward sale of shares of Cencora common stock, classified as Level 3, is as follows (in millions):

	Three months ended	Six months ended
	February 29, 2024	February 29, 2024
Opening balance	$(3,338)	$(2,548)
VPF derivative additions	—	(424)
Unrealized losses recorded in Other income (expense), net	(522)	(888)
Ending balance	$(3,861)	$(3,861)

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of February 29, 2024 the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $6.6 billion and $6.0 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the February 29, 2024 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of February 29, 2024. The carrying value of the Company's commercial paper, credit facilities, accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

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

The Company has been involved or is currently involved in numerous legal proceedings, including litigation, arbitration, government investigations, audits, reviews and claims. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, the U.S. Department of Justice (the “DOJ”), state Attorneys General, the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”) and other governmental authorities.

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

WBA Q2 2024 Form 10-Q	23

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Company describes below certain proceedings involving the Company in which the amount of loss could be material or the nature of the dispute is qualitatively material. The Company accrues for legal claims when, and to the extent that, the amount or range of probable loss can be reasonably estimated. If only a range of probable loss can be determined, and no one estimate within that range is a better or more probable estimate than any other estimate, we accrue the low end of the range. The Company believes there are meritorious defenses with respect to the claims asserted against it, and it intends to defend each of these cases vigorously, but there can be no assurance as to the ultimate outcome. With respect to litigation and other legal proceedings where the Company has determined a material loss is reasonably possible, except as otherwise disclosed, the Company is not able to make a reasonable estimate of the amount or range of loss that is reasonably possible above any accrued amounts in these proceedings, due to various reasons, including: the existence of factual and legal arguments that, if successful, will eliminate or sharply reduce the possibility of loss; lack of sufficient information about the arguments and the evidence plaintiffs will advance with respect to their damages; some of the cases have been stayed; certain proceedings present novel and complex questions of public policy; legal and factual determinations and judicial and governmental procedure; the large number of parties involved; and the inherent uncertainties related to such legal proceedings.

Securities Claims Relating to Rite-Aid Merger
On December 11, 2017, purported Rite-Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. class action”) arising out of transactions contemplated by the merger agreement between the Company and Rite-Aid. The amended complaint alleges that the Company and certain of its officers made false or misleading statements regarding the transactions. The plaintiffs sought monetary damages for the foregoing alleged claims. Fact and expert discovery have concluded. The Court denied both plaintiffs’ partial motion for summary judgement and the Company’s motion for summary judgment on March 31, 2023. On August 23, 2023, the Company, the other defendants in the M.D. Pa. class action, and the lead plaintiffs entered into a binding agreement to settle all claims in the M.D. Pa. class action. The settlement of approximately $193 million provides for the dismissal of the M.D. Pa. class action with prejudice. Defendants admitted no liability and denied all allegations of wrongdoing. The Company is fully accrued for this matter. The court granted preliminary approval of the settlement on October 23, 2023 and final approval on February 7, 2024.

In October and December 2020, two separate purported Rite-Aid shareholders filed actions in the same court opting out of the class in the M.D. Pa. class action and making nearly identical allegations and demands for relief as those in the M.D. Pa. class action (the “Opt-out Actions”). On March 5, 2024 the parties reached an agreement to resolve this litigation. The Court has prohibited further opt-out litigation with respect to the M.D. Pa. class action.

On March 19, 2021, a putative shareholder filed a derivative suit in the District Court of Delaware (Clem v. Skinner, et al., 21-CV-406 Del Dist. Ct.) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty and seeking contribution under Section 21D of the Exchange Act of 1934, as amended, in connection with the M.D. Pa. class action. The plaintiff's allegations in this derivative suit concern the same public statements at issue in the M.D. Pa. class action. The parties have reached an agreement in principle to resolve this matter.

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

On November 2, 2022, the Company announced that it had agreed to financial amounts and payment terms as part of settlement frameworks (the “Settlement Frameworks”) that had the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. Under the Settlement Frameworks with the Settling States and counsel for tribes, the Company announced that it expected to settle all opioid claims against it by such Settling States, their participating political subdivisions, and participating tribes for up to approximately $4.8 billion and $155 million, respectively in remediation payments to be paid out over 15 years. The Settlement Frameworks provided for the payment of up to approximately $754 million in attorneys’ fees and costs over six years beginning in year two of the Settlement Frameworks. The Settlement Frameworks included no admission of wrongdoing or liability by the Company.

WBA Q2 2024 Form 10-Q	24

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

As of February 29, 2024, the Company has accrued a total of $6.6 billion liability associated with the Multistate Settlement Agreement and other opioid-related claims and litigation settlements, including $450 million and $6.1 billion of the estimated settlement liability in Accrued expenses and other liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheets.

The Company remains a defendant in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated many of these cases in a consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-MD-2804), which is pending in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”). The Company is a defendant in the following multidistrict litigation bellwether cases:
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
•Louisiana Assessors Ins. Fund v. AmerisourceBergen Drug Corp., et al., 1:18-op-46223 (M.D. La.).
•Pioneer Tele, Coop. Inc. Employee Benefits Plan v. Purdue Pharma LP et al., 1:18-op-46186 (W.D. Okla.).
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

WBA Q2 2024 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
On September 23, 2022, a putative shareholder filed a derivative suit in the United States District Court for the Northern District of Ohio (Vladimir Gusinsky Revocable Trust v. Pessina et al., 22-CV-1717) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty, unjust enrichment and violations of section 14A of the Securities and Exchange Act of 1934 in connection with the oversight of risks related to opioids. A motion to dismiss for improper venue was filed on December 12, 2022. That motion was granted on September 22, 2023, and the case was dismissed without prejudice. The case was refiled on November 4, 2023, in the United States District Court for the Northern District of Illinois (Vladimir Gusinsky Revocable Trust v. Pessina et al., 23-CV-15654). On November 14, 2023, the case was stayed to permit the parties to explore the possibility of settlement. The parties have reached an agreement in principle to resolve this matter.

Usual and Customary Pricing Litigation
The Company is defending a number of claims, lawsuits and investigations that allege that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. The Company has accrued a total liability of $335 million for all usual and customary pricing litigation in Accrued expenses and other liabilities within the Consolidated Condensed Balance Sheets.

In one such case, Humana initiated an arbitration before the American Arbitration Association on August 13, 2019, seeking monetary damages on the basis of the aforementioned allegation. At the conclusion of that matter, the arbitrator issued an award in Humana’s favor in the amount of $642 million. The Company asked a federal court to vacate that award. On December 29, 2023, the parties reached an agreement to resolve the Humana dispute for $360 million.

On March 23, 2017, a putative class of employee and union benefit funds and individual insureds filed suit in the United States District Court for the Northern District of Illinois (Russo et al. v. Walgreen Co. et al., Case No. 1:17-cv-02246) making similar allegations and seeking monetary damages. The plaintiffs’ motion for class certification is fully briefed but stayed pending a mediation scheduled for June 6, 2024. Additionally, a group of Blue Cross Blue Shield-affiliated plans filed suit in federal and state courts in Illinois making similar allegations and seeking similar damages (BCBSM, Inc. et al v. Walgreen Co. et al., Case 1:20-cv-01853; Healthcare Service Corp. v. Walgreen Co., et al., Case No. 2021 L 000621).

Derivative Suit Relating to Insulin Pens
On March 19, 2021, a putative shareholder filed a derivative suit in the Delaware Court of Chancery (Clem v. Skinner et al., 2021-0240) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty and unjust enrichment in connection with certain allegedly false reimbursement claims to government healthcare payors related to insulin pens. On October 8, 2021, an amended complaint was filed. On December 17, 2021, the defendants moved to dismiss that amended complaint. On February 20, 2024 the matter was dismissed with prejudice. On March 20, 2024 plaintiff filed a notice of appeal.

Commercial Arbitration Award
On June 10, 2022, Everly Health Solutions, formerly known as PWNHealth LLC (“Everly/PWN”), initiated an arbitration with the American Arbitration Association alleging that an agreement between Everly/PWN and the Company was exclusive, and that the Company breached the agreement when it in-sourced certain enabling services previously performed by Everly/PWN related to the ordering and oversight of Covid testing. Everly/PWN also alleged fraudulent inducement, misappropriation, and improper use of PWN’s mark. Everly/PWN sought monetary damages for its alleged claims.

On March 19, 2024, the arbitrator issued a Final Award in the amount of $988 million including interest. The Company disputes the alleged claims and the Final Award in part because it believes it is in contravention of a contractual cap on damages in the agreement, which limits damages to $79 million. The Company has petitioned a federal court in Delaware to vacate the final award, but there can be no assurance as to the ultimate outcome. The Company has accrued $79 million for this matter.

WBA Q2 2024 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 11. Income taxes

The effective tax rate for the three months ended February 29, 2024 was a benefit of 6.0% due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S. tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of deferred tax assets in foreign jurisdictions, net of valuation allowance. The effective tax rate for the three months ended February 28, 2023 was an expense of 11.5%, primarily due to the reduction in the valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized in the three months ended February 28, 2023 against capital gains recognized on the sale of shares in Cencora.

The effective tax rate for the six months ended February 29, 2024 was a benefit of 6.4% due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of tax basis in assets in foreign jurisdictions, net of valuation allowance. The effective tax rate for the six months ended February 28, 2023 was a benefit of 29.5%, primarily due to tax benefits on the reduction in the valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized against capital gains recognized on the sale of shares in Cencora and based on forecasted capital gains. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the six months ended February 28, 2023.

Income taxes paid for the six months ended February 29, 2024 and February 28, 2023 were $216 million and $131 million, respectively.

The Company is subject to income taxes and tax audits in many jurisdictions and is regularly audited by the Internal Revenue Service (the “IRS”). During the three months ended February 29, 2024, the IRS issued the Company a Revenue Agent’s Report (the “RAR”) for tax years 2014 through 2017. The Company disagrees with the RAR and will appeal certain disputed issues. The primary disputed issue relates to a transfer pricing matter where the IRS is seeking additional tax of $2.7 billion plus penalties and interest. The Company intends to vigorously defend its position on the transfer pricing matter through the IRS’s administrative appeals office and, if necessary, judicial proceedings and is confident in its ability to prevail on the merits.

As of February 29, 2024, we believe our reserves for uncertain tax positions are appropriate based on the technical merits of the Company’s tax positions. However, the ultimate outcome of a settlement or litigation is uncertain and final resolution of these matters may have a material adverse impact on the Company’s consolidated financial statements. We do not expect a final resolution of these matters in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

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

WBA Q2 2024 Form 10-Q	27

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Under the BPA, the Trustee acquired a bulk annuity policy (the “Buy-In”) from Legal & General which will fund ongoing and future pension benefit payments to the Boots Plan members. The BPA is being funded through the existing Boots Plan assets, as well as incremental pre-tax contributions by the Company to the Boots Plan. The Company will accelerate approximately $210 million of already committed contributions to the Boots Plan, to be paid over the next two years. Additionally, the Company has committed to make an incremental contribution to the Boots Plan, which is expected to be approximately $760 million to $820 million, of which $375 million was paid on December 7, 2023 and the remaining amount is expected to be paid within the next two years.

In conjunction with the Buy-In, the Boots Plan was amended resulting in an interim remeasurement of the Boots Plan. The remeasurement resulted in an increase in the funded status of the Boots Plan of $127 million. The change resulting from the remeasurement is recorded in Accumulated other comprehensive loss within the Consolidated Condensed Balance Sheets. The BPA allows for the future potential conversion of the BPA into a buy-out where Legal & General would assume full responsibility to directly provide pensions or other benefits to the Boots Plan members, at which time the Boots Plan can be terminated.

Components of net periodic pension expense (income) for the defined benefit pension plans (in millions):

		Three months ended		Six months ended
	Location in Consolidated Condensed Statements of Earnings	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Service costs	Selling, general and administrative expenses	$1	$1	$2	$2
Interest costs	Other income (expense), net	64	63	134	122
Expected returns on plan assets/other	Other income (expense), net	(63)	(80)	(136)	(156)
Total net periodic pension expense (income)		$3	$(16)	$—	$(32)

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision is an expense of $51 million and $111 million for the three and six months ended February 29, 2024, respectively, and an expense of $60 million and $125 million for the three and six months ended February 28, 2023, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is in the UK in which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings was $24 million and $46 million for the three and six months ended February 29, 2024, respectively, and $21 million and $41 million for the three and six months ended February 28, 2023, respectively.

WBA Q2 2024 Form 10-Q	28

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13. Accumulated other comprehensive income (loss)

The following is a summary of net changes in accumulated other comprehensive income (loss) (“AOCI”) by component and net of tax for the three and six months ended February 29, 2024 and February 28, 2023 (in millions):

	Pension/ post-retirement obligations	Unrealized loss on cash flow hedges and other	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2023	$(642)	$(1)	$86	$(147)	$(2,291)	$(2,995)
Other comprehensive income (loss) before reclassification adjustments	51	—	(1)	41	17	108
Amounts reclassified from AOCI	(4)	1	—	20	—	17
Tax provision	(12)	—	—	(14)	—	(26)
Net change in other comprehensive income (loss)	34	—	(1)	48	17	99
Balance at February 29, 2024	$(608)	$—	$85	$(100)	$(2,274)	$(2,897)

	Pension/ post-retirement obligations	Unrealized loss on cash flow hedges and other	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2023	$(698)	$(6)	$83	$(132)	$(2,240)	$(2,993)
Other comprehensive income (loss) before reclassification adjustments	127	—	7	13	(31)	117
Amounts reclassified from AOCI	(7)	5	(4)	28	(2)	20
Tax provision	(31)	—	(1)	(9)	—	(40)
Net change in other comprehensive income (loss)	90	5	2	33	(34)	96
Balance at February 29, 2024	$(608)	$—	$85	$(100)	$(2,274)	$(2,897)

	Pension/ post-retirement obligations	Unrealized loss on cash flow hedges and other	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2022	$(162)	$(4)	$183	$(250)	$(2,583)	$(2,815)
Other comprehensive (loss) income before reclassification adjustments	—	(2)	(57)	78	133	153
Amounts reclassified from AOCI	(7)	1	—	40	(11)	22
Tax benefit (provision)	2	—	14	(30)	—	(15)
Net change in other comprehensive (loss) income	(5)	(1)	(43)	88	122	161
Balance at February 28, 2023	$(167)	$(5)	$140	$(162)	$(2,461)	$(2,654)

WBA Q2 2024 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post-retirement obligations	Unrealized loss on cash flow hedges and other	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2022	$(157)	$(2)	$213	$(254)	$(2,605)	$(2,805)
Other comprehensive (loss) income before reclassification adjustments	—	(4)	(96)	(25)	158	33
Amounts reclassified from AOCI	(13)	—	—	150	(14)	123
Tax benefit (provision)	3	—	23	(33)	—	(6)
Net change in other comprehensive (loss) income	(10)	(3)	(73)	92	144	151
Balance at February 28, 2023	$(167)	$(5)	$140	$(162)	$(2,461)	$(2,654)

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

WBA Q2 2024 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sales:
U.S. Retail Pharmacy	$28,861	$27,577	$57,805	$54,781
International	6,022	5,651	11,854	10,840
U.S. Healthcare	2,176	1,634	4,107	2,622
Corporate and Other [1]	(6)	—	(6)	—
Walgreens Boots Alliance, Inc.	$37,052	$34,862	$73,760	$68,244

Adjusted operating income:
U.S. Retail Pharmacy	$752	$1,067	$1,446	$2,172
International	245	352	387	468
U.S. Healthcare	(34)	(159)	(129)	(311)
Corporate and Other [1]	(63)	(44)	(117)	(100)
Walgreens Boots Alliance, Inc.	$900	$1,215	$1,588	$2,229

1.Includes certain eliminations.

The following table reconciles adjusted operating income to operating (loss) income (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Adjusted operating income (Non-GAAP measure)	$900	$1,215	$1,588	$2,229
Impairment of goodwill, intangibles and long-lived assets	(13,090)	—	(13,090)	—
Acquisition-related amortization	(270)	(247)	(545)	(577)
Acquisition-related costs	(249)	(148)	(412)	(187)
Certain legal and regulatory accruals and settlements	(242)	(427)	(324)	(6,981)
Transformational cost management	(197)	(145)	(306)	(283)
Adjustments to equity earnings in Cencora	(22)	(31)	(72)	(117)
LIFO provision	—	(20)	(48)	(38)
Operating (loss) income (GAAP measure)	$(13,171)	$197	$(13,209)	$(5,954)

WBA Q2 2024 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 15. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
U.S. Retail Pharmacy
Pharmacy	$21,508	$19,874	$43,892	$40,092
Retail	7,353	7,703	13,913	14,689
Total	28,861	27,577	57,805	54,781

International
Pharmacy	898	898	1,824	1,766
Retail	2,158	1,994	4,090	3,643
Wholesale	2,966	2,759	5,940	5,431
Total	6,022	5,651	11,854	10,840

U.S. Healthcare	2,176	1,634	4,107	2,622

Corporate and Other [1]	(6)	—	(6)	—

Walgreens Boots Alliance, Inc.	$37,052	$34,862	$73,760	$68,244

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

Related party transactions with Cencora (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Purchases, net	$17,804	$15,759	$36,114	$31,199

	February 29, 2024	August 31, 2023
Trade accounts payable, net of receivables	$8,308	$7,814

WBA Q2 2024 Form 10-Q	32

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

WBA Q2 2024 Form 10-Q	33

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 18. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $4.8 billion and $4.3 billion at February 29, 2024 and August 31, 2023, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from Cencora, were $1.4 billion and $1.1 billion at February 29, 2024 and August 31, 2023, respectively. See Note 16. Related parties for further information.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Depreciation expense	$374	$361	$751	$697
Intangible assets amortization	239	199	478	357
Total depreciation and amortization expense	$613	$559	$1,230	$1,055

Accumulated depreciation and amortization on property, plant and equipment was $13.2 billion and $13.0 billion as at February 29, 2024 and August 31, 2023, respectively.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. The following represents a reconciliation of Cash and cash equivalents in the Consolidated Condensed Balance Sheets to total Cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of February 29, 2024 and August 31, 2023, respectively (in millions):

	February 29, 2024	August 31, 2023
Cash and cash equivalents	$668	$739
Cash and cash equivalents - assets held for sale (included in other current assets)	—	24
Restricted cash - (included in other current and non-current assets)	47	93
Cash, cash equivalents and restricted cash	$715	$856

Redeemable non-controlling interest
The following represents a roll forward of the redeemable non-controlling interest in the Consolidated Condensed Balance Sheets (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Opening balance	$169	$157	$167	$1,042
Net loss attributable to Redeemable non-controlling interests	2	(1)	2	(24)
Redemption price adjustments and other [1]	2	3	4	454
Reclassifications to Accrued expenses and other liabilities [2]	—	—	—	(1,314)
Ending balance	$172	$158	$172	$158

1.Remeasurement of non-controlling interests, probable of redemption but not currently redeemable, to their redemption value, is recorded to Paid in capital in the Consolidated Condensed Balance Sheets. During the three months ended

WBA Q2 2024 Form 10-Q	34

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
November 30, 2022, Shields and CareCentrix redeemable non-controlling interests were recorded to redemption value as the Company announced the acceleration of its plans for their full ownership.
2.Represents the reclassification of the Shields and CareCentrix redeemable non-controlling interests to Accrued expenses and other liabilities within the Consolidated Condensed Balance Sheets, resulting from the Company's full acquisition of Shields and CareCentrix.

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 14.1 million and 14.9 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation for the three and six months ended February 29, 2024, compared to 16.0 million and 16.8 million for the three and six months ended February 28, 2023, respectively.

Due to the anti-dilutive effect resulting from the reported net loss, an incremental 8.5 million and 6.3 million shares of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for the three and six months ended February 29, 2024, respectively.

Due to the anti-dilutive effect resulting from the reported net loss, an incremental 4.8 million of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for the six months ended February 28, 2023.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2024	2023
November	$0.4800	$0.4800
February	$0.2500	$0.4800
Total	$0.7300	$0.9600

WBA Q2 2024 Form 10-Q	35

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
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of opioid-related claims and litigation settlements; the impact of adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions and pandemics like COVID-19 on our operations and financial results; the financial performance of our equity method investees, including Cencora, Inc. (“Cencora”); the financial performance of our consolidated subsidiaries in the United States (“U.S.”) Healthcare segment; the amount of goodwill impairment charge (which is based in part on estimates of future performance); the influence of certain holidays; seasonality; foreign currency rates; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws and regulations, including the tax law changes in the U.S. and the United Kingdom (“UK”); changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK's withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; adjustments to Centers for Medicare and Medicaid Services, Medicare Advantage and Medicare rates; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes to management, including turnover of our top executives, and our ability to retract and retain qualified associates in the markets in which the Company operates.

Opioid litigation settlements
On November 2, 2022, the Company announced that it had agreed to financial amounts and payment terms as part of settlement frameworks (the “Settlement Frameworks”) that have the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. On December 9, 2022, the Company committed the Settlement Frameworks to a proposed settlement agreement (the “Proposed Settlement Agreement”). The Proposed Settlement Agreement became effective on August 7, 2023 (the “Multistate Settlement Agreement”). As of February 29, 2024, the Company has accrued a total $6.6 billion liability associated with the Multistate Settlement Agreement and other opioid-related claims and litigation settlements. The cost of the settlements is reflected in the Consolidated Condensed Statements of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment.

See Note 10. Commitments and contingencies to the Consolidated Condensed Financial Statements for further information.

WBA Q2 2024 Form 10-Q	36

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

See Note 14. Segment reporting to the Consolidated Condensed Financial Statements for further information.

Further, in the three months ended February 29, 2024, the Company recognized a $12.4 billion goodwill impairment charge, prior to attribution of loss to non-controlling interests, related to its VillageMD reporting unit. See Note 6. Goodwill and other intangible assets to the Consolidated Condensed Financial Statements for further information.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

RECENT DEVELOPMENTS

Change of Executive Leadership
On October 10, 2023, the Company announced that its board of directors (the “Board of Directors”) appointed Timothy C. Wentworth as Chief Executive Officer (“CEO”) of the Company and a member of the Board of Directors, effective as of October 23, 2023. Mr. Wentworth has previously served as CEO of Evernorth Health Services, a division of The Cigna Group (“Cigna”); as President, Health Services of Cigna; and as President and CEO of Express Scripts.

On February 6, 2024, the Company announced that its Board of Directors appointed Manmohan Mahajan as Executive Vice President and Global Chief Financial Officer (“CFO”), effective as of March 1, 2024. Mr. Mahajan has previously served as the Company's Interim Global CFO since July 2023. Prior to such interim appointment, Mr. Mahajan served as Senior Vice President, Global Controller and Chief Accounting Officer from July 2021 to July 2023.

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

On November 9, 2023 and February 7, 2024, the Company sold shares of Cencora common stock for total consideration of approximately $250 million and $992 million, respectively.

See Note 5. Equity method investments to the Consolidated Condensed Financial Statements for further information.

WBA Q2 2024 Form 10-Q	37

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

On October 12, 2021, the Company expanded and extended the Transformational Cost Management Program through the end of fiscal 2024 and increased its annual cost savings target to $3.3 billion by the end of fiscal 2024. In fiscal 2022, the Company increased its annual cost savings target from $3.3 billion to $3.5 billion by the end of fiscal 2024. In fiscal 2023, the Company increased its annual cost savings target from $3.5 billion to $4.5 billion by the end of fiscal 2024. We believe the Company is currently on track to achieve the savings target.

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (“IT”) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. Through the Transformational Cost Management Program the Company plans to reduce its presence by up to 650 Boots stores in the UK and approximately 650 to 700 stores in the U.S. As of February 29, 2024, the Company has closed 484 and 625 stores in the UK and U.S., respectively.

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

The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to the Transformational Cost Management Program as follows:

Transformational Cost Management Program Activities	Range of Charges
Lease obligations and other real estate costs [1]	$1,600 to $1,650 million
Asset impairments [2]	$1,000 to $1,040 million
Employee severance and business transition costs	$900 to $1,000 million
Information technology transformation and other exit costs	$300 to $400 million
Total cumulative pre-tax exit and disposal charges	$3.8 to $4.1 billion
Other IT transformation costs	$300 to $330 million
Total estimated pre-tax charges	$4.1 to $4.4 billion

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

The total pre-tax charges under the Transformational Cost Management Program, which were primarily recorded in Selling, general and administrative expenses were as follows (in millions):

Three months ended February 29, 2024	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total pre-tax exit and disposal charges	$175	$16	$3	$1	$195
Other IT transformation costs	2	—	—	—	2
Total pre-tax charges	$177	$16	$3	$1	$197

WBA Q2 2024 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Six months ended February 29, 2024	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total pre-tax exit and disposal charges	$240	$22	$5	$5	$272
Other IT transformation costs	34	—	—	—	34
Total pre-tax charges	$274	$22	$5	$5	$306

Three months ended February 28, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total pre-tax exit and disposal charges	$131	$4	$—	$2	$138
Other IT transformation costs	6	—	—	—	7
Total pre-tax charges	$138	$5	$—	$2	$145

Six months ended February 28, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total pre-tax exit and disposal charges	$250	$10	$—	$6	$267
Other IT transformation costs	15	1	—	—	16
Total pre-tax charges	$265	$11	$—	$6	$283

See Note 3. Exit and disposal activities to the Consolidated Condensed Financial Statements for further information.

WBA Q2 2024 Form 10-Q	39

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sales	$37,052	$34,862	$73,760	$68,244
Gross profit	7,041	7,055	13,811	14,008
Selling, general and administrative expenses	7,920	6,934	14,772	20,091
Impairment of goodwill	12,369	—	12,369	—
Equity earnings in Cencora	79	75	120	129
Operating (loss) income (GAAP)	(13,171)	197	(13,209)	(5,954)
Adjusted operating income (Non-GAAP measure) [1]	900	1,215	1,588	2,229
(Loss) earnings before interest and income tax (benefit) provision	(12,976)	749	(13,235)	(4,410)
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	(5,908)	703	(5,975)	(3,018)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	1,036	1,000	1,607	2,004
Diluted net (loss) earnings per common share (GAAP)	(6.85)	0.81	(6.93)	(3.50)
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	1.20	1.16	1.86	2.32

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sales	6.3	3.3	8.1	0.9
Gross profit	(0.2)	(8.5)	(1.4)	(8.3)
Selling, general and administrative expenses [2]	192.6	5.6	35.1	55.1
Impairment of goodwill	NM	—	NM	—
Operating (loss) income (GAAP)	NM	(84.2)	121.8	NM
Adjusted operating income (Non-GAAP measure) [1]	(25.9)	(26.7)	(28.8)	(35.1)
(Loss) earnings before interest and income tax (benefit) provision	NM	(28.5)	NM	(189.2)
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	NM	(20.4)	98.0	(167.6)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	3.5	(27.4)	(19.8)	(29.2)
Diluted net (loss) earnings per common share (GAAP)	NM	(20.3)	98.0	(167.9)
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	3.4	(27.2)	(19.9)	(29.0)

WBA Q2 2024 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Gross margin	19.0	20.2	18.7	20.5
Selling, general and administrative expenses [2]	54.8	19.9	36.8	29.4

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Includes goodwill impairment of $12.4 billion in both the three and six month periods ended February 29, 2024.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP) for the three months ended February 29, 2024 compared to net earnings for three months ended February 28, 2023
Net loss attributable to the Company for the three months ended February 29, 2024 was $5.9 billion compared to net earnings of $703 million for the year-ago quarter, reflecting non-cash impairment charges. Net loss per share was $6.85 compared to diluted net earnings per share of $0.81 for the year-ago quarter. Net loss and net loss per share in the current quarter includes a non-cash impairment charge related to VillageMD goodwill.

Operating loss was $13.2 billion for the three months ended February 29, 2024 compared to operating income of $197 million for the year-ago quarter. Operating loss in the quarter includes a $12.4 billion non-cash impairment charge related to VillageMD goodwill, which resulted in a $5.8 billion charge attributable to WBA, net of tax and non-controlling interest, a $455 million non-cash impairment charge related to certain long-lived assets in the U.S. Retail Pharmacy segment, lower sale and leaseback gains, and softer U.S. retail performance, partly offset by improved profitability in the U.S. Healthcare segment.

Other income, net for the three months ended February 29, 2024 was $195 million compared to Other income, net of $552 million for the year-ago quarter. The decrease in Other income, net is mainly due to a $522 million pre-tax charge for fair value adjustments on financial derivatives related to the monetization of Cencora shares in the current quarter, partly offset by higher pre-tax gains from the partial sale of the Company's equity method investment in Cencora compared to the year-ago quarter.

Interest expense, net was $138 million and $141 million for the three months ended February 29, 2024 and February 28, 2023, respectively. The decrease in interest expense was primarily the result of gains on the early extinguishment of debt in the current quarter.

The Company's effective tax rate for the three months ended February 29, 2024 was a benefit of 6.0 percent due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S. tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of deferred tax assets in foreign jurisdictions, net of valuation allowance. The effective tax rate for the three months ended February 28, 2023 was an expense of 11.5 percent, primarily due to the reduction in the valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized in the three months ended February 28, 2023 against capital gains recognized on the sale of shares in Cencora.

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) for the three months ended February 29, 2024 compared to three months ended February 28, 2023
Adjusted net earnings attributable to the Company for the three months ended February 29, 2024 increased 3.5 percent to $1.0 billion compared with the year-ago quarter. Adjusted diluted net earnings per share for the three months ended February 29, 2024 increased 3.4 percent to $1.20 compared with the year-ago quarter.

WBA Q2 2024 Form 10-Q	41

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The increase in adjusted net earnings for the three months ended February 29, 2024 primarily reflects the favorable impact of a lower adjusted effective tax rate compared with the year-ago quarter due to the recognition of deferred tax assets in foreign jurisdictions, partially offset by lower adjusted operating income due to lower sale and leaseback gains and softer U.S. retail performance, partly offset by improved profitability in the U.S. Healthcare segment.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP) for the six months ended February 29, 2024 compared to six months ended February 28, 2023
Net loss attributable to the Company for the six months ended February 29, 2024 was $6.0 billion compared to a net loss of $3.0 billion for the year-ago period, reflecting non-cash impairment charges. Net loss per share was $6.93 compared to net loss per share of $3.50 for the year-ago period. Net loss and net loss per share in the current period includes a non-cash impairment charge related to VillageMD goodwill.

Operating loss was $13.2 billion for the six months ended February 29, 2024 compared to operating loss of $6.0 billion for the year-ago period. The year-over-year increase in operating loss reflects a $12.4 billion non-cash impairment charge related to VillageMD goodwill, which resulted in a $5.8 billion charge attributable to WBA, net of tax and non-controlling interest, a $455 million non-cash impairment charge related to certain long-lived assets in the U.S. Retail Pharmacy segment in the current period, softer U.S. retail performance, and lower sale and leaseback gains, partly offset by the $6.8 billion charge for opioid-related claims and litigation recorded in the year-ago period, and improved current period profitability in the U.S. Healthcare segment.

Other expense, net for the six months ended February 29, 2024 was $25 million compared to Other income, net of $1.5 billion for the year-ago period. The decrease in Other income, net is mainly due to an $888 million charge for fair value adjustments on financial derivatives related to the monetization of Cencora shares, and lower gains from the partial sale of the Company's equity method investment in Cencora in the current period.

Interest expense, net was $237 million and $252 million for the six months ended February 29, 2024 and February 28, 2023, respectively. The decrease in interest expense was primarily the result of a gain on early extinguishment of debt in the current period partly offset by higher interest rates in the current period.

The Company's effective tax rate for the six months ended February 29, 2024 was a benefit of 6.4 percent due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of tax basis in assets in foreign jurisdictions, net of valuation allowance. The effective tax rate for the six months ended February 28, 2023 was a benefit of 29.5 percent, primarily due to tax benefits on the reduction in the valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction is primarily due to capital loss carryforwards utilized against capital gains recognized on the sale of shares in Cencora and based on forecasted capital gains. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the six months ended February 28, 2023.

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) for six months ended February 29, 2024 compared to the six months ended February 28, 2023
Adjusted net earnings attributable to the Company for the six months ended February 29, 2024 decreased 19.8 percent to $1.6 billion compared with the year-ago period. Adjusted diluted net earnings per share for the six months ended February 29, 2024 decreased 19.9 percent to $1.86 compared with the year-ago period.

The decrease in adjusted net earnings for the six months ended February 29, 2024 primarily reflects lower adjusted operating income due to softer U.S. retail performance and lower sale and leaseback gains, partly offset by improved profitability in the U.S. Healthcare segment, and a lower adjusted effective tax rate due to the recognition of deferred tax assets in foreign jurisdictions.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2024 Form 10-Q	42

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sales	$28,861	$27,577	$57,805	$54,781
Gross profit	5,563	5,825	10,997	11,711
Selling, general and administrative expenses	5,938	5,527	11,117	17,225
Equity earnings in Cencora	79	75	120	129
Operating (loss) income	(297)	373	1	(5,385)
Adjusted operating income [1]	752	1,067	1,446	2,172

Number of prescriptions [2]	198.8	197.3	406.0	408.6
30-day equivalent prescriptions [2,3]	305.7	298.0	617.3	609.6
Number of locations at period end	8,583	8,779	8,583	8,779

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sales	4.7	(0.3)	5.5	(1.6)
Gross profit	(4.5)	(10.2)	(6.1)	(8.7)
Selling, general and administrative expenses	7.4	6.3	(35.5)	67.4
Operating (loss) income	NM	(73.2)	NM	NM
Adjusted operating income [1]	(29.5)	(32.8)	(33.4)	(33.7)

Comparable sales [4]	4.8	3.1	6.5	3.5
Pharmacy sales	8.2	0.3	9.5	(2.0)
Comparable pharmacy sales [4]	8.7	4.9	10.9	4.9
Retail sales	(4.5)	(1.8)	(5.3)	(0.6)
Comparable retail sales [4]	(4.3)	(1.0)	(4.6)	0.1
Comparable number of prescription [2,4]	0.9	(2.2)	0.1	(2.3)
Comparable 30-day equivalent prescriptions [2,3,4]	2.7	0.2	2.0	0.1

WBA Q2 2024 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Gross margin	19.3	21.1	19.0	21.4
Selling, general and administrative expenses	20.6	20.0	19.2	31.4

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
4Comparable sales are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions and comparable number of 30-day equivalent prescriptions refer to total sales, pharmacy sales, retail sales, number of prescriptions and number of 30-day equivalent prescriptions, respectively. The method of calculating comparable sales varies across the retail industry and our method of calculating comparable sales may not be the same as other retailers’ methods. The three and six months periods ended February 29, 2024 figures include an adjustment to remove February 29, 2024 results due to the leap year.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

Sales for the three months ended February 29, 2024 compared to three months ended February 28, 2023
Sales for the three months ended February 29, 2024 increased by 4.7 percent to $28.9 billion. Comparable sales increased by 4.8 percent for the three months ended February 29, 2024, driven almost entirely by comparable pharmacy sales. Comparable sales data has been adjusted to remove the effects of February 29, 2024 due to the leap year.

Pharmacy sales increased by 8.2 percent for the three months ended February 29, 2024, and represented 74.5 percent of the segment’s sales, compared to 72.1 percent of the segment's sales in the year-ago quarter. Comparable pharmacy sales increased 8.7 percent for the three months ended February 29, 2024, benefiting from higher branded drug inflation and strong execution in pharmacy services. Comparable prescriptions filled in the second quarter, adjusted to 30-day equivalents increased 2.7 percent from the year-ago quarter while comparable prescriptions excluding immunizations increased 2.9 percent, in line with the market, which remains impacted by Medicaid redeterminations. Total prescriptions filled in the quarter, including immunizations, adjusted to 30-day equivalents was 305.7 million, an increase of 2.6 percent from the year-ago quarter.

Retail sales decreased by 4.5 percent for the three months ended February 29, 2024 and were 25.5 percent of the segment’s sales compared to 27.9 percent of the segment’s sales in the year-ago quarter. Comparable retail sales decreased 4.3 percent in the three months ended February 29, 2024, reflecting a challenging retail environment, channel shift, and a weaker respiratory season, including a 170 basis point impact from lower seasonal and general merchandise sales, a 90 basis point direct impact from softer cold cough flu trends, and a 40 basis point impact from adverse weather in January.

Operating loss for the three months ended February 29, 2024 compared to operating income for three months ended February 28, 2023
Gross profit was $5.6 billion for the three months ended February 29, 2024 compared to $5.8 billion in the year-ago quarter. Gross profit decreased 4.5 percent, primarily driven by negative brand mix impacts and reimbursement pressure net of procurement savings, partially offset by phasing of reimbursement in pharmacy and a challenging retail environment, channel shift, a weaker respiratory season and higher shrink, partially offset by a category performance improvement program.

WBA Q2 2024 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Selling, general and administrative expenses as a percentage of sales were 20.6 percent for the three months ended February 29, 2024 and 20.0 percent for the three months ended February 28, 2023. The increase was primarily driven by a $455 million non-cash impairment charge related to certain long-lived assets, and lower sale and leaseback gains, partially offset by lower project spend and cost savings.

Operating loss for the three months ended February 29, 2024 was $297 million, compared to $373 million of operating income in the year-ago quarter. The decrease was primarily driven by the $455 million non-cash impairment charge related to certain long-lived assets, lower retail gross profit, and lower sale and leaseback gains.

Adjusted operating income for the three months ended February 29, 2024 compared to three months ended February 28, 2023
Adjusted operating income for the three months ended February 29, 2024 decreased by 29.5 percent to $752 million. The decrease reflects lower retail scan profit, higher retail shrink, and lower sale and leaseback gains.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 29, 2024 compared to six months ended February 28, 2023
Sales for the six months ended February 29, 2024 increased by 5.5 percent to $57.8 billion. Comparable sales increased by 6.5 percent for the six months ended February 29, 2024, driven almost entirely by comparable pharmacy sales. Comparable sales data has been adjusted to remove the effects of February 29, 2024 due to the leap year.

Pharmacy sales increased by 9.5 percent for the six months ended February 29, 2024 and represented 75.9 percent of the segment’s sales, compared to 73.2 percent of the segment's sales in the year-ago period. Comparable pharmacy sales increased 10.9 percent for the six months ended February 29, 2024, benefiting from higher branded drug inflation and strong execution in pharmacy services. Comparable prescriptions for the six months ended February 29, 2024, excluding immunizations, adjusted to 30-day equivalents, increased 2.3 percent, from the year-ago period, impacted by lower market growth due to a weaker flu and respiratory season, and Medicaid redeterminations. Total prescriptions filled in the quarter, including immunizations, adjusted to 30-day equivalents was 617.3 million, an increase of 1.3 percent versus the year-ago period.

Retail sales decreased by 5.3 percent for the six months ended February 29, 2024 and were 24.1 percent of the segment’s sales compared to 26.8 percent of the segment’s sales in the year-ago period. Comparable retail sales decreased 4.6 percent in the six months ended February 29, 2024, reflecting a challenging retail environment, channel shift, a weaker respiratory season, and lower seasonal sales.

Operating income for the six months ended February 29, 2024 compared to operating loss for six months ended February 28, 2023
Gross profit was $11.0 billion for the six months ended February 29, 2024 compared to $11.7 billion in the year-ago period. Gross profit decreased 6.1 percent, primarily driven by continued pharmacy reimbursement pressure net of procurement savings, and lower retail scan volume driven by softer US market trends and higher shrink levels, partly offset by strong execution in pharmacy services.

Selling, general and administrative expenses as a percentage of sales were 19.2 percent for the six months ended February 29, 2024 and 31.4 percent for the six months ended February 28, 2023. The decrease was almost entirely driven by the $6.8 billion charge for opioid-related claims and litigation settlements in the year ago period, partly offset by the $455 million non-cash impairment charge related to certain long-lived assets and lower sale and leaseback gains in the current period.

Operating income for the six months ended February 29, 2024 was $1 million, compared to $5.4 billion of operating loss in the year-ago period. The increase was primarily driven by a $6.8 billion pre-tax charge for opioid-related claims and litigation settlements in the year ago period, partly offset by lower retail gross profit and the $455 million non-cash impairment charge related to certain long-lived assets in the current period.

Adjusted operating income for the six months ended February 29, 2024 compared to six months ended February 28, 2023
Adjusted operating income for the six months ended February 29, 2024 decreased by 33.4 percent to $1.4 billion. The decrease reflects lower retail gross profit and continued pharmacy reimbursement pressure, net of procurement savings, partly offset by execution in pharmacy services and cost savings.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2024 Form 10-Q	45

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sales	$6,022	$5,651	$11,854	$10,840
Gross profit	1,287	1,198	2,498	2,248
Selling, general and administrative expenses	1,078	846	2,173	1,789
Operating income	209	353	325	459
Adjusted operating income [1]	245	352	387	468

Number of locations at period end	3,495	3,975	3,495	3,975

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sales	6.6	1.6	9.4	(4.7)
Gross profit	7.4	(0.7)	11.1	(6.8)
Selling, general and administrative expenses	27.5	(18.2)	21.4	(18.2)
Operating income	(40.9)	104.0	(29.2)	102.2
Adjusted operating income [1]	(30.3)	55.8	(17.3)	20.2

Comparable sales in constant currency [2]	5.0	10.8	5.8	8.4
Pharmacy sales	(0.1)	(6.2)	3.3	(10.6)
Comparable pharmacy sales in constant currency [2]	2.6	3.1	2.1	2.1
Retail sales	8.3	6.1	12.3	(0.9)
Comparable retail sales in constant currency [2]	6.1	14.7	7.5	11.8

WBA Q2 2024 Form 10-Q	46

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Gross margin	21.4	21.2	21.1	20.7
Selling, general and administrative expenses	17.9	15.0	18.3	16.5

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Comparable sales in constant currency are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. Comparable sales in constant currency exclude wholesale sales in Germany and sales from dispositions in the current period. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency refer to total sales, pharmacy sales and retail sales, respectively. The method of calculating comparable sales in constant currency varies across the retail industry and our method of calculating comparable sales in constant currency may not be the same as other retailers’ methods. The three and six months periods ended February 29, 2024 figures include an adjustment to remove February 29, 2024 results due to the leap year.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

Sales for the three months ended February 29, 2024 compared to three months ended February 28, 2023
Sales for the three months ended February 29, 2024 increased 6.6 percent to $6.0 billion. The favorable impact of currency translation on sales was 3.4 percentage points. Sales increased 3.2 percent on a constant currency basis, with the Germany wholesale business growing 5.3 percent and Boots UK sales growing 3.0 percent. Comparable sales data has been adjusted to remove the effects of February 29, 2024 due to the leap year.

Pharmacy sales decreased 0.1 percent in the three months ended February 29, 2024 and represented 14.9 percent of the segment’s sales. The favorable impact of currency translation on pharmacy sales was 5.1 percentage points. Comparable pharmacy sales in constant currency increased 2.6 percent compared to the year-ago quarter, reflecting Boots UK comparable pharmacy sales in constant currency increasing 1.7 percent driven by higher pharmacy services in the UK, and prescription drug inflation in Mexico.

Retail sales increased 8.3 percent for the three months ended February 29, 2024 and represented 35.8 percent of the segment’s sales. The favorable impact of currency translation on retail sales was 4.3 percentage points. Comparable retail sales in constant currency increased 6.1 percent, driven by Boots UK comparable retail sales in constant currency increasing 5.9 percent compared to the year-ago quarter with growth across all categories, and increased total retail market share.

Pharmaceutical wholesale sales increased 7.5 percent for the three months ended February 29, 2024 and represented 49.3 percent of the segment’s sales. The favorable impact of currency translation on pharmaceutical wholesale sales was 2.2 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales represents market growth in Germany.

Operating income for the three months ended February 29, 2024 compared to three months ended February 28, 2023
Gross profit increased 7.4 percent for the three months ended February 29, 2024. Gross profit was favorably impacted by 4.2 percentage points, or $50 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales in the UK.

WBA Q2 2024 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Selling, general and administrative expenses in the quarter increased 27.5 percent from the year-ago quarter to $1.1 billion, reflecting an adverse currency impact of 5.2 percent. Excluding the impact of currency transaction, the increase primarily reflects real estate gains in the year-ago quarter, and higher inflation in the UK.

Operating income for the three months ended February 29, 2024 decreased 40.9 percent to $209 million. Operating income was favorably impacted by 1.7 percentage points, or $6 million as a result of currency translation. Excluding the impact of currency translation, the decrease in operating income reflects real estate gains in the year-ago quarter.

Adjusted operating income for the three months ended February 29, 2024 compared to three months ended February 28, 2023
Adjusted operating income for the three months ended February 29, 2024 decreased 30.3 percent to $245 million. Adjusted operating income in the quarter was favorably impacted by 2.1 percentage points, or $7 million, of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income reflects real estate gains in the year-ago quarter. Underlying growth offset inflationary pressures.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 29, 2024 compared to six months ended February 28, 2023
Sales for the six months ended February 29, 2024 increased 9.4 percent to $11.9 billion. The favorable impact of currency translation on sales was 5.6 percentage points. Sales increased 3.8 percent on a constant currency basis, with the Germany wholesale business growing 4.5 percent and Boots UK sales growing 4.5 percent. Comparable sales data has been adjusted to remove the effects of February 29, 2024 due to the leap year.

Pharmacy sales increased 3.3 percent in the six months ended February 29, 2024 and represented 15.4 percent of the segment’s sales. The favorable impact of currency translation on pharmacy sales was 6.7 percent percentage points. Comparable pharmacy sales in constant currency increased 2.1 percent compared to the year-ago period, reflecting Boots UK comparable pharmacy sales in constant currency increasing 1.2 percent driven by higher pharmacy services in the UK, and prescription drug inflation in Mexico.

Retail sales increased 12.3 percent for the six months ended February 29, 2024 and represented 34.5 percent of the segment’s sales. The favorable impact of currency translation on retail sales was 6.2 percentage points. Comparable retail sales in constant currency increased 7.5 percent, driven by Boots UK comparable retail sales in constant currency increasing 7.6 percent reflecting growth across all categories, and increased total retail market share.

Pharmaceutical wholesale sales increased 9.4 percent for the six months ended February 29, 2024 and represented 50.1 percent of the segment’s sales. The favorable impact of currency translation on pharmaceutical wholesale sales was 4.9 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales reflects market growth in Germany.

Operating income for the six months ended February 29, 2024 compared to six months ended February 28, 2023
Gross profit increased 11.1 percent for the six months ended February 29, 2024. Gross profit was favorably impacted by 6.1 percentage points, or $137 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales in the UK, and market growth in our Germany wholesale business.

Selling, general and administrative expenses for the six months ended February 29, 2024 increased 21.4 percent from the year-ago period to $2.2 billion, reflecting an adverse currency impact of 6.9 percentage points reflecting real estate gains in the year-ago period, and higher inflation and increased investment in IT in the UK.

Operating income for the six months ended February 29, 2024 decreased 29.2 percent to $325 million. Operating income was favorably impacted by 2.8 percentage points, or $13 million as a result of currency translation. Excluding the impact of currency translation, the decrease in operating income reflects real estate gains in the year-ago period, and higher inflation and increased investment in IT in the UK, partially offset by higher retail sales in the UK.

WBA Q2 2024 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating income for the six months ended February 29, 2024 compared to six months ended February 28, 2023
Adjusted operating income for the six months ended February 29, 2024 decreased 17.3 percent to $387 million. Adjusted operating income in the quarter was favorably impacted by 3.4 percentage points, or $16 million, of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income reflects real estate gains in the year-ago period, and higher inflation and increased investment in IT in the UK, partially offset by higher retail sales in the UK.

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

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a national provider of value-based care with primary, multi-specialty, and urgent care providers serving patients in traditional clinic settings, in patients’ homes and online appointments; Shields, a specialty pharmacy integrator and accelerator for hospitals; CareCentrix, a participant in the post-acute and home care management sectors, and the Walgreens Health business that contracts with payors and providers to deliver clinical healthcare services and care management programs through both digital and physical channels, provides data insights, and partners with sponsors to facilitate clinical trials.

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sales	$2,176	$1,634	$4,107	$2,622
Gross profit	191	32	316	49
Selling, general and administrative expenses	880	504	1,441	958
Impairment of goodwill	12,369	—	12,369	—
Operating loss (GAAP)	(13,059)	(472)	(13,494)	(909)
Adjusted operating loss [1]	(34)	(159)	(129)	(311)
Adjusted EBITDA (Non-GAAP measure) [1]	17	(109)	(22)	(233)

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the three months ended February 29, 2024 compared to three months ended February 28, 2023
Sales for the three months ended February 29, 2024 increased $542 million to $2.2 billion, reflecting the acquisition of Summit by VillageMD, and growth led by VillageMD and Shields compared to the year-ago quarter. VillageMD sales, inclusive of Summit, increased $533 million to $1.6 billion reflecting same clinic growth and additional full-risk lives under management. Shields sales increased 12.6 percent to $141 million, driven by recent contract wins and further expansion of existing partnerships.

Operating loss for the three months ended February 29, 2024 compared to three months ended February 28, 2023
Gross profit for the three months ended February 29, 2024 was $191 million, an increase of $159 million compared to the year-ago quarter reflecting the acquisition of Summit by VillageMD and growth led by VillageMD and Shields.

Selling, general and administrative expenses were $13.2 billion for the three months ended February 29, 2024 compared to $504 million for the three months ended February 28, 2023. The increase compared to the year-ago quarter was primarily driven by the $12.4 billion non-cash impairment charge related to VillageMD goodwill and the acquisition of Summit by VillageMD.

WBA Q2 2024 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating loss for the three months ended February 29, 2024 was $13.1 billion, an increase of $12.6 billion versus the year-ago quarter. The increase was driven by the $12.4 billion non-cash impairment charge related to VillageMD goodwill, partly offset by growth from VillageMD and Shields, and continued cost discipline.

Adjusted operating loss for the three months ended February 29, 2024 compared to three months ended February 28, 2023
Adjusted operating loss was $34 million for the three months ended February 29, 2024 compared to a loss of $159 million in the year-ago quarter. The improvement compared to the year-ago quarter was driven by growth from VillageMD and Shields, and continued cost discipline.

Adjusted EBITDA (Non-GAAP measure) for the three months ended February 29, 2024 compared to three months ended February 28, 2023
Adjusted EBITDA of $17 million improved by $127 million compared to the year-ago quarter reflecting growth from VillageMD and Shields, and continued cost discipline.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 29, 2024 compared to six months ended February 28, 2023
Sales for the six months ended February 29, 2024 increased $1.5 billion to $4.1 billion, reflecting the acquisition of Summit by VillageMD, and growth led by VillageMD and Shields compared to the year-ago period. VillageMD sales, inclusive of Summit, increased $1.4 billion to $3.1 billion reflecting same clinic growth, additional full-risk lives, and increased multi-specialty productivity. Shields sales increased $44 million to $273 million, driven by recent contract wins and further expansion of existing partnerships.

Operating loss for the six months ended February 29, 2024 compared to six months ended February 28, 2023
Gross profit for the six months ended February 29, 2024 was $316 million, an increase of $267 million compared to the year-ago period primarily reflecting the acquisition of Summit by VillageMD and growth led by VillageMD and Shields.

Selling, general and administrative expenses were $13.8 billion for the six months ended February 29, 2024 compared to $958 million for the six months ended February 28, 2023. The increase compared to the year-ago period was primarily driven by the $12.4 billion non-cash impairment charge related to VillageMD goodwill and planned clinic closures.

Operating loss for the six months ended February 29, 2024 was $13.5 billion, an increase of $12.6 billion versus the year-ago period. The increase was primarily driven by the $12.4 billion non-cash impairment charge related to VillageMD goodwill and planned clinic closures, partially offset by growth from VillageMD and Shields, and continued cost discipline.

Adjusted operating loss for the six months ended February 29, 2024 compared to six months ended February 28, 2023
Adjusted operating loss was $129 million for the six months ended February 29, 2024 compared to a loss of $311 million in the year-ago period. The improvement compared to the year-ago period was driven by growth from VillageMD and Shields, and continued cost discipline.

Adjusted EBITDA (Non-GAAP measure) for the six months ended February 29, 2024 compared to six months ended February 28, 2023
Adjusted EBITDA loss of $22 million improved by $211 million compared to the year-ago period reflecting growth from VillageMD and Shields, and continued cost discipline.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2024 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the SEC rules, presented herein to the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (GAAP). The Company has provided the non-GAAP financial measures herein, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. See notes to the “Net (loss) earnings to Adjusted net earnings & Diluted net (loss) earnings per share to Adjusted diluted net earnings per share” and “Operating loss to Adjusted EBITDA for the U.S. Healthcare segment” reconciliation tables for definitions of non-GAAP financial measures and related adjustments presented below.

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

WBA Q2 2024 Form 10-Q	51

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
NON-GAAP RECONCILIATIONS

Operating (loss) income to Adjusted operating income (loss) by segments (in millions)

The following are reconciliations of segment GAAP operating (loss) income to segment adjusted operating income (loss), as well as reconciliations of consolidated operating income (loss) (GAAP measure) to consolidated adjusted operating income (Non-GAAP measure):

	Three months ended February 29, 2024
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating (loss) income (GAAP)	$(297)	$209	$(13,059)	$(24)	$(13,171)
Impairment of goodwill, intangibles and long-lived assets	478	—	12,579	34	13,090
Acquisition-related amortization	95	16	159	—	270
Acquisition-related costs	34	5	285	(74)	249
Certain legal and regulatory accruals and settlements	242	—	—	—	242
Transformational cost management	177	16	3	1	197
Adjustments to equity earnings in Cencora	22	—	—	—	22
Adjusted operating income (loss) (Non-GAAP measure)	$752	$245	$(34)	$(63)	$900

	Three months ended February 28, 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$373	$353	$(472)	$(56)	$197
Certain legal and regulatory accruals and settlements	427	—	—	—	427
Transformational cost management	138	4	—	2	145
Acquisition-related amortization	78	15	154	—	247
Acquisition-related costs	—	(20)	158	10	148
Adjustments to equity earnings in Cencora	31	—	—	—	31
LIFO provision	20	—	—	—	20
Adjusted operating income (loss) (Non-GAAP measure)	$1,067	$352	$(159)	$(44)	$1,215

WBA Q2 2024 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six months ended February 29, 2024
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$1	$325	$(13,494)	$(41)	$(13,209)
Impairment of goodwill, intangibles and long-lived assets	478	—	12,579	34	13,090
Acquisition-related amortization	189	31	324	—	545
Acquisition-related costs	60	9	458	(115)	412
Certain legal and regulatory accruals and settlements	324	—	—	—	324
Transformational cost management	274	22	5	5	306
Adjustments to equity earnings in Cencora	72	—	—	—	72
LIFO provision	48	—	—	—	48
Adjusted operating income (loss) (Non-GAAP measure)	$1,446	$387	$(129)	$(117)	$1,588

	Six months ended February 28, 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating (loss) income (GAAP)	$(5,385)	$459	$(909)	$(119)	$(5,954)
Certain legal and regulatory accruals and settlements	6,981	—	—	—	6,981
Transformational cost management	265	11	—	7	283
Acquisition-related amortization	155	29	392	—	577
Acquisition-related costs	1	(32)	206	12	187
Adjustments to equity earnings in Cencora	117	—	—	—	117
LIFO provision	38	—	—	—	38
Adjusted operating income (loss) (Non-GAAP measure)	$2,172	$468	$(311)	$(100)	$2,229

WBA Q2 2024 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net (loss) earnings to Adjusted net earnings & Diluted Net (loss) earnings per share to Adjusted diluted net earnings per share (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$(5,908)	$703	$(5,975)	$(3,018)

Adjustments to operating (loss) income:
Acquisition-related amortization [1]	270	247	545	577
Acquisition-related costs [2]	249	148	412	187
Transformational cost management [3]	197	145	306	283
Adjustments to equity earnings in Cencora [4]	22	31	72	117
LIFO provision [5]	—	20	48	38
Impairment of goodwill, intangibles and long-lived assets [6]	13,090	—	13,090	—
Certain legal and regulatory accruals and settlements [7]	242	427	324	6,981
Total adjustments to operating (loss) income	14,071	1,018	14,797	8,183

Adjustments to other income (expense), net:
Loss on certain non-hedging derivatives [8]	522	—	888	—
Gain on sale of equity method investment [9]	(712)	(544)	(852)	(1,513)
Loss on disposal of business [10]	—	—	4	—
Total adjustments to other income (expense), net	(190)	(544)	40	(1,513)

Adjustments to interest expense, net:
Interest expense on debt [11]	6	—	6	—
Total adjustments to interest expense, net	6	—	6	—

Adjustments to income tax (benefit) provision:
Tax impact of adjustments [12]	(595)	(122)	(798)	(1,560)
Equity method non-cash tax [12]	11	14	15	23
Total adjustments to income tax (benefit) provision	(584)	(108)	(783)	(1,537)

Adjustments to post-tax earnings from other equity method investments:
Adjustments to earnings in other equity method investments [13]	9	13	19	22
Total adjustments to post-tax earnings from other equity method investments	9	13	19	22

Adjustments to net loss attributable to non-controlling interests:
Impairment of goodwill, intangibles and long-lived assets [6]	(6,195)	—	(6,195)	—
Acquisition-related costs [2]	(116)	(40)	(186)	(54)
Acquisition-related amortization [1]	(58)	(42)	(116)	(78)
Total adjustments to net loss attributable to non-controlling interests	(6,369)	(82)	(6,497)	(133)

WBA Q2 2024 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$1,036	$1,000	$1,607	$2,004

Diluted net (loss) earnings per common share (GAAP) [14]	$(6.85)	$0.81	$(6.93)	$(3.50)
Adjustments to operating (loss) income	16.27	1.18	17.12	9.47
Adjustments to other income (expense), net	(0.22)	(0.63)	0.05	(1.75)
Adjustments to interest expense, net	0.01	—	0.01	—
Adjustments to income tax (benefit) provision	(0.68)	(0.12)	(0.91)	(1.78)
Adjustments to post-tax earnings from other equity method investments	0.01	0.02	0.02	0.03
Adjustments to net loss attributable to non-controlling interests	(7.37)	(0.09)	(7.52)	(0.15)
Adjusted diluted net earnings per common share (Non-GAAP measure) [15]	$1.20	$1.16	$1.86	$2.32

Weighted average common shares outstanding, diluted (in millions) [15]	864.6	863.4	864.3	863.8

Operating loss to Adjusted EBITDA for U.S. Healthcare segment (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Operating loss (GAAP) [16]	$(13,059)	$(472)	$(13,494)	$(909)
Impairment of goodwill, intangibles and long-lived assets [6]	12,579	—	12,579	—
Acquisition-related amortization [1]	159	154	324	392
Acquisition-related costs [2]	285	158	458	206
Transformational cost management [3]	3	—	5	—
Adjusted operating loss	(34)	(159)	(129)	(311)
Depreciation expense	38	34	81	49
Stock-based compensation expense [17]	13	16	26	29
Adjusted EBITDA (Non-GAAP measure)	$17	$(109)	$(22)	$(233)

1	Acquisition-related amortization includes amortization of acquisition-related intangible assets, inventory valuation adjustments and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, trade names, trademarks, developed technology and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. The stock-based compensation fair valuation adjustment reflects the difference between the fair value based remeasurement of awards under purchase accounting and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.
2	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities recorded in Operating (loss) income within the Consolidated Condensed Statement of Earnings. Examples of such costs include deal costs, severance, stock-based compensation, employee transaction success bonuses, and other integration related exit and disposal charges. These charges are primarily recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.

WBA Q2 2024 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

3	Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
4	Adjustments to equity earnings in Cencora consist of the Company’s proportionate share of non-GAAP adjustments reported by Cencora consistent with the Company’s non-GAAP measures.
5	The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the U.S. Retail Pharmacy segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
6	Impairment of goodwill, intangibles and long-lived assets recognized in the three months ended February 29, 2024 resulting from the interim goodwill impairment assessment for the VillageMD reporting unit. These charges do not relate to the ordinary course of the Company’s business. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Selling, general and administrative expenses and Impairment of goodwill within the Consolidated Condensed Statements of Earnings.
7	Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings, including legal defense costs. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. In fiscal 2023, the Company recorded charges related to the opioid litigation settlement frameworks and certain other legal matters.
8	Includes fair value gains or losses on the VPF derivatives and certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within Other income (expense), net. The Company does not believe this volatility related to the mark-to-market adjustments on the underlying derivative instruments reflects the Company’s operational performance.
9	Gains on the sale of equity method investments are recorded in Other income (expense), net within the Consolidated Condensed Statements of Earnings. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business.
10	Includes losses related to the sale of businesses. These charges are recorded in Other income (expense) net, within the Consolidated Condensed Statements of Earnings.
11	Includes interest expense on external debt to fund incremental contributions to the Boots Plan required to complete the Trustee's acquisition of a bulk annuity policy (the "Buy-In") from Legal & General. The payments and related incremental interest expense are not indicative of normal operating performance.
12	Adjustments to income tax (benefit) provision include adjustments to the GAAP basis tax benefit commensurate with non-GAAP adjustments and certain discrete tax items including U.S. and UK tax law changes and equity method non-cash tax. These charges are recorded in Income tax (benefit) provision within the Consolidated Condensed Statements of Earnings.
13	Adjustments to post-tax earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded in Post-tax earnings from other equity method investments within the Consolidated Condensed Statements of Earnings. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.
14	Due to the anti-dilutive effect resulting from periods where the Company reports a net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the calculation of weighted-average common shares outstanding for diluted net loss per common share.
15	Includes impact of potentially dilutive securities in the calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes.
16	The Company reconciles Adjusted EBITDA for the U.S. Healthcare segment to Operating loss as the closest GAAP measure for the segment profitability. The Company does not measure Net earnings attributable to Walgreens Boots Alliance, Inc. for its segments.
17	Includes GAAP stock-based compensation expense excluding expenses related to acquisition-related amortization and acquisition-related costs.

WBA Q2 2024 Form 10-Q	56

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

The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. Additionally, the Company's cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions, and pandemics like COVID-19. For further information regarding the impact of adverse macroeconomic conditions on the Company, including on its liquidity and capital resources, please see Part I, Item 1A, Risk factors in the fiscal 2023 10-K.

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

Cash, cash equivalents and restricted cash were $715 million (including $162 million in non-U.S. jurisdictions) as of February 29, 2024 compared to $856 million (including $144 million in non-U.S. jurisdictions) as of August 31, 2023. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

WBA Q2 2024 Form 10-Q	57

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

At February 29, 2024, the Company had no guarantees outstanding and the letters of credit issued were not material. See Note 7. Debt to the Consolidated Condensed Financial Statements for further information on the Company’s debt instruments and its recent financing actions.

Cash flows from operating activities
Net cash used for operating activities was $918 million compared to net cash provided by operating activities of $1.2 billion for the six months ended February 29, 2024 and February 28, 2023, respectively. The decrease in cash provided by operating activities is primarily driven by payments related to legal matters and the Boots Pension Plan Annuity premium, changes in net working capital and lower earnings. Changes in net working capital are primarily driven by lower cash flows from timing of accounts receivable and trade accounts payable.

Cash flows from investing activities
Net cash provided by investing activities was $902 million compared to net cash used for investing activities of $3.6 billion for the six months ended February 29, 2024 and February 28, 2023, respectively.

Net cash provided by investing activities for the six months ended February 29, 2024 includes proceeds from sale-leaseback transactions of $727 million and sale proceeds of $1.2 billion related to the Company's sale of Cencora common stock offset by additions to property, plant and equipment of $858 million.

Net cash used for investing activities for the six months ended February 28, 2023 includes the Summit business acquisition, net of cash acquired of $6.7 billion partially offset by sale proceeds of $3.0 billion related to the Company's sale of 19.2 million shares of Cencora common stock, and proceeds from sale-leaseback transactions of $942 million.

See Note 2. Acquisitions and other investments and Note 5. Equity method investments to the Consolidated Condensed Financial Statements for further information.

Capital Expenditure
Capital expenditure primarily includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

	Six months ended
	February 29, 2024	February 28, 2023
U.S. Retail Pharmacy	$661	$756
International	138	143
U.S. Healthcare	59	208
Total additions to property, plant and equipment	$858	$1,108

The decrease in capital expenditure represents the reprioritization of growth initiatives, including the reduction in VillageMD footprint expansion, the rollout of micro-fulfillment centers, and digital transformation initiatives.

Cash flows from financing activities
Net cash used for financing activities for the six months ended February 29, 2024 was $127 million compared to net cash provided by financing activities of $1.8 billion in the year-ago period.

WBA Q2 2024 Form 10-Q	58

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
In the six months ended February 29, 2024, there were $15.4 billion in proceeds from debt, primarily from revolving credit facilities and issuance of commercial paper, compared to $2.8 billion in proceeds from debt, primarily from issuance of commercial paper and credit facilities, in the year-ago period. In the six months ended February 29, 2024 there were $14.9 billion in payments of debt made primarily for revolving credit facilities and commercial paper compared to $1.5 billion in payments of credit facilities, in the year-ago period. See Note 7. Debt, to the Consolidated Condensed Financial Statements for further information.

In the six months ended February 29, 2024, the Company entered into VPF transactions with third-party financial institutions and received prepayments of $424 million related to the forward sale of up to 2.7 million shares of Cencora common stock. See Note 5. Equity method investments and Note 8. Financial instruments, to the Consolidated Condensed Financial Statements for further information.

The Company purchased treasury shares to support the needs of the employee stock plans totaling $69 million and $150 million during the six months ended February 29, 2024 and February 28, 2023, respectively. The Company did not repurchase stock pursuant to the stock repurchase programs described below.

Cash dividends paid were $828 million and $829 million during the six months ended February 29, 2024 and February 28, 2023, respectively.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of February 29, 2024. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

Debt covenants
Each of the Company’s credit facilities described in Note 7. Debt, to the Consolidated Condensed Financial Statements, contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of February 29, 2024, the Company was in compliance with all such applicable financial covenants.

Credit ratings
As of March 27, 2024, the credit ratings of Walgreens Boots Alliance were:

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

WBA Q2 2024 Form 10-Q	59

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
significantly reduce the Company's ability to issue commercial paper, may increase the cost of new financing for the Company, and may decrease access to credit and debt capital markets. As of February 29, 2024, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion, with $40 million in funds drawn under these facilities.

WBA Q2 2024 Form 10-Q	60

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, any statements regarding the Company's future operations, financial or operating results, capital allocation, anticipated debt levels and ratios, future earnings, planned activities, anticipated growth, goodwill impairment, market opportunities, strategies, competition, and other expectations and targets for future periods. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “target,” “aim,” “continue,” “transform,” “accelerate,” “model,” “long-term,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” “potential,” “preliminary,” and variations of such words and similar expressions are intended to identify such forward-looking statements.

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

WBA Q2 2024 Form 10-Q	61

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

Information regarding the Company's transactions and financial instruments are set forth in Note 8. Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. As of February 29, 2024, the Company had $2.3 billion of debt obligations at floating interest rates. A hypothetical 100 basis points increase in prevailing interest rates would increase annual interest expense on floating rate debt by approximately $28 million.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of February 29, 2024, by approximately $44 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in Cencora common stock price may have a significant impact on the fair value of the equity method investment in Cencora. As of February 29, 2024, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Cencora common stock held by the Company by $619 million.

Changes in Cencora common stock price may have a significant impact on the fair value of the variable prepaid forward derivative contracts. As of February 29, 2024, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Company's variable prepaid forward contract liabilities by $426 million and $389 million, respectively.

See Note 5. Equity method investments and Note 8. Financial instruments to the Consolidated Condensed Financial Statements for further details.

WBA Q2 2024 Form 10-Q	62

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended February 29, 2024 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q2 2024 Form 10-Q	63

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1. Legal proceedings
The information in response to this item is incorporated herein by reference to Note 10. Commitments and contingencies, to the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. “Risk factors” in the 2023 10-K for the year ended August 31, 2023, as amended and supplemented by the risk factors set forth below, which could materially affect our business, financial condition or future results.

We have a substantial amount of goodwill and other intangible assets that have become impaired and could, in the future, become further impaired, resulting in material non-cash charges to our results of operations.

As of February 29, 2024, we had $15.8 billion of goodwill and $13.0 billion of other intangible assets on our Consolidated Condensed Balance Sheets. We evaluate this goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently when and if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. As part of this impairment analysis, we determine fair value for each reporting unit using both the income and market approaches. Estimated fair values have and could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt and equity, capital expenditure levels, operating cash flows, or market capitalization. In the second quarter of 2024, we recorded $12.4 billion of non-cash impairment charges related to VillageMD goodwill. Further impairments may occur and may have a material impact on our financial condition and results of operations. We will continue to monitor the fair value of our reporting units, investments and other intangible assets, as well as our market capitalization and the impact of any economic downturn on our business, to determine if there is any further impairment in future periods.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended February 29, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced plans or programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or programs [1]
12/01/23 - 12/31/23	—	$—	—	$2,003,419,960
01/01/24 - 01/31/24	—	—	—	2,003,419,960
02/01/23 - 02/29/24	—	—	—	2,003,419,960
	—		—
1On June 28, 2018, the Company announced a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance Inc. common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 5. Other information

During the three months ended February 29, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

WBA Q2 2024 Form 10-Q	64

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
2.1	Second Amendment to Agreement and Plan of Merger, dated as of January 3, 2023, by and among WP CityMD Topco LLC, Village Practice Management Company Holdings, LLC, Village Practice Management Company, LLC and Project Teton Merger Sub LLC.	Incorporated by reference to Exhibit 2.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 5, 2023.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 31, 2023.
10.1*	Offer Letter agreement between Walgreens Boots Alliance, Inc. and Manmohan Mahajan, dated January 31, 2024.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended February 29, 2024 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.

WBA Q2 2024 Form 10-Q	65

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
___________________________

* Management contract or compensatory plan or arrangement.

WBA Q2 2024 Form 10-Q	66

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: March 28, 2024	/s/ Manmohan Mahajan
Manmohan Mahajan
Executive Vice President and Global Chief Financial Officer
Principal Financial Officer

Dated: March 28, 2024	/s/ Todd D. Heckman
Todd D. Heckman
Senior Vice President, Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q2 2024 Form 10-Q	67