Form 10-Q
period 2024-05-31
Walgreens Boots Alliance, Inc.
filed 2024-06-27
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of May 31, 2024 was 863,275,037.

WBA Q3 2024 Form 10-Q

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2024

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	May 31, 2024	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$703	$739
Accounts receivable, net	5,949	5,381
Inventories	8,578	8,257
Other current assets	1,107	1,127
Total current assets	16,337	15,503
Non-current assets:
Property, plant and equipment, net	9,952	11,587
Operating lease right-of-use assets	21,020	21,667
Goodwill	15,821	28,187
Intangible assets, net	12,836	13,635
Equity method investments (see Note 5)	2,961	3,497
Other non-current assets	4,059	2,550
Total non-current assets	66,648	81,125
Total assets	$82,985	$96,628

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$1,506	$917
Trade accounts payable (see Note 16)	13,100	12,635
Operating lease obligations	2,384	2,347
Accrued expenses and other liabilities	7,753	8,426
Income taxes	292	209
Total current liabilities	25,034	24,535
Non-current liabilities:
Long-term debt	7,407	8,145
Operating lease obligations	21,379	22,124
Deferred income taxes	1,221	1,318
Accrued litigation obligations	5,890	6,261
Other non-current liabilities	6,624	5,757
Total non-current liabilities	42,521	43,605
Commitments and contingencies (see Note 10)
Total liabilities	67,555	68,140
Redeemable non-controlling interests	173	167
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at May 31, 2024 and August 31, 2023	12	12
Paid-in capital	10,639	10,661
Retained earnings	26,571	33,058
Accumulated other comprehensive loss	(2,894)	(2,993)
Treasury stock, at cost; 309,238,581 shares at May 31, 2024 and 308,839,832 shares at August 31, 2023	(20,686)	(20,717)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	13,642	20,020
Non-controlling interests	1,615	8,302
Total equity	15,257	28,322
Total liabilities, redeemable non-controlling interests and equity	$82,985	$96,628

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q3 2024 Form 10-Q	1

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended May 31, 2024
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
February 29, 2024	862,713,366	$12	$(20,705)	$10,627	$(2,897)	$26,448	$1,708	$15,192
Net earnings (loss)	—	—	—	—	—	344	(113)	230
Other comprehensive income, net of tax	—	—	—	—	3	—	1	5
Dividends declared and distributions	—	—	—	—	—	(220)	—	(220)
Employee stock purchase and option plans	561,671	—	19	(10)	—	—	—	9
Stock-based compensation	—	—		20	—	—	19	38
Other	—	—	—	2	—	—	—	2
May 31, 2024	863,275,037	$12	$(20,686)	$10,639	$(2,894)	$26,571	$1,615	$15,257

Nine months ended May 31, 2024
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2023	863,673,786	$12	$(20,717)	$10,661	$(2,993)	$33,058	$8,302	$28,322
Net loss						(5,631)	(6,740)	(12,371)
Other comprehensive income, net of tax	—	—	—	—	100	—	—	100
Dividends declared and distributions	—	—	—	—	—	(855)	(7)	(862)
Treasury stock purchases	(3,100,000)	—	(69)	—	—	—	—	(69)
Employee stock purchase and option plans	2,701,251	—	100	(85)	—	—	—	16
Stock-based compensation	—	—	—	53	—	—	72	126
Other	—	—	—	9	—	—	(13)	(4)
May 31, 2024	863,275,037	$12	$(20,686)	$10,639	$(2,894)	$26,571	$1,615	$15,257

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q3 2024 Form 10-Q	2

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended May 31, 2023
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
February 28, 2023	862,795,720	$12	$(20,747)	$10,629	$(2,654)	$33,952	$8,247	$29,439
Net earnings (loss)	—	—	—	—	—	118	(167)	(48)
Other comprehensive income, net of tax	—	—	—	—	115	—	6	121
Dividends declared and distributions	—	—	—	—	—	(416)	(1)	(417)
Employee stock purchase and option plans	465,693	—	16	(4)	—	—	—	12
Stock-based compensation	—	—	—	13	—	—	35	48
Acquisition of non-controlling interests	—	—	—	—	—	—	14	14
Business combination	—	—	—	27	—	—	165	193
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	2	—	—	(4)	(2)
May 31, 2023	863,261,413	$12	$(20,731)	$10,667	$(2,539)	$33,654	$8,296	$29,359

Nine months ended May 31, 2023
	Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2022	864,639,457	$12	$(20,683)	$10,950	$(2,805)	$37,801	$4,091	$29,366
Net loss	—	—	—	—	—	(2,900)	(396)	(3,296)
Other comprehensive income, net of tax	—	—	—	—	266	—	9	274
Dividends declared and distributions	—	—	—	—	—	(1,247)	(51)	(1,298)
Treasury stock purchases	(4,438,228)	—	(150)	—	—	—	—	(150)
Employee stock purchase and option plans	3,060,184	—	102	(68)	—	—	—	34
Stock-based compensation	—	—	—	61	—	—	99	160
Acquisition of non-controlling interests	—	—	—	171	—	—	14	185
Business combination	—	—	—	(16)	—	—	4,534	4,518
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(430)	—	—	(4)	(434)
May 31, 2023	863,261,413	$12	$(20,731)	$10,667	$(2,539)	$33,654	$8,296	$29,359

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q3 2024 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Sales	$36,351	$35,415	$110,111	$103,659
Cost of sales	29,892	28,826	89,840	83,062
Gross profit	6,460	6,588	20,271	20,596
Selling, general and administrative expenses	6,393	7,123	21,165	27,215
Impairment of goodwill	—	—	12,369	—
Equity earnings in Cencora	44	58	164	187
Operating income (loss)	111	(477)	(13,099)	(6,431)
Other income, net	254	268	229	1,812
Earnings (loss) before interest and income tax provision (benefit)	365	(209)	(12,870)	(4,619)
Interest expense, net	113	173	351	425
Earnings (loss) before income tax provision (benefit)	251	(382)	(13,221)	(5,044)
Income tax provision (benefit)	20	(330)	(836)	(1,707)
Post-tax (loss) earnings from other equity method investments	(1)	4	15	18
Net earnings (loss)	230	(48)	(12,370)	(3,320)
Net loss attributable to non-controlling interests	(114)	(166)	(6,739)	(420)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	$344	$118	$(5,631)	$(2,900)

Net earnings (loss) per common share:
Basic	$0.40	$0.14	$(6.53)	$(3.36)
Diluted	$0.40	$0.14	$(6.53)	$(3.36)

Weighted average common shares outstanding:
Basic	863.1	863.1	862.9	863.1
Diluted	864.3	863.8	862.9	863.1

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q3 2024 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Net earnings (loss)	$230	$(48)	$(12,370)	$(3,320)

Other comprehensive income, net of tax:
Pension/post-retirement obligations	(5)	(5)	85	(15)
Unrealized gain (loss) on cash flow hedges and other	—	(1)	5	(4)
Net investment hedges loss	(8)	(31)	(6)	(104)
Share of other comprehensive (loss) income of equity method investments	(4)	12	29	104
Cumulative translation adjustments	21	147	(14)	294
Total other comprehensive income	5	121	100	274

Total comprehensive income (loss)	235	73	(12,270)	(3,046)

Comprehensive loss attributable to non-controlling interests	(112)	(161)	(6,739)	(411)

Comprehensive income (loss) attributable to Walgreens Boots Alliance, Inc.	$347	$233	$(5,532)	$(2,634)

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q3 2024 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine months ended May 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,370)	$(3,320)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	1,837	1,652
Deferred income taxes	(1,242)	(2,098)
Stock compensation expense	143	348
Earnings from equity method investments	(179)	(206)
Impairment of goodwill, intangibles and long-lived assets	13,618	815
Gain on sale of equity method investments	(847)	(1,691)
Gain on sale-leaseback transactions	(268)	(825)
Loss on variable prepaid forward contracts	733	26
Other	(151)	(124)
Changes in certain assets and liabilities:
Accounts receivable, net	(592)	(411)
Inventories	(315)	326
Other current assets	58	(184)
Trade accounts payable	446	627
Accrued expenses and other liabilities	(474)	(588)
Income taxes	167	216
Accrued litigation obligations	(330)	6,835
Other non-current assets and liabilities	(548)	(179)
Net cash (used for) provided by operating activities	(314)	1,219
Cash flows from investing activities:
Additions to property, plant and equipment	(1,135)	(1,633)
Proceeds from sale-leaseback transactions	773	1,549
Proceeds from sale of other assets	1,726	3,798
Business, investment and asset acquisitions, net of cash acquired	(206)	(7,072)
Other	(53)	110
Net cash provided by (used for) investing activities	1,106	(3,249)
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	(1)	147
Proceeds from debt	23,074	5,240
Payments of debt	(23,128)	(5,232)
Acquisition of non-controlling interests	—	(1,316)
Proceeds from issuance of non-controlling interests	—	2,735
Proceeds from variable prepaid forward contracts	424	644
Treasury stock purchases	(69)	(150)
Cash dividends paid	(1,044)	(1,244)
Other	(168)	(251)
Net cash (used for) provided by financing activities	(912)	573
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	17
Changes in cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(117)	(1,441)
Cash, cash equivalents and restricted cash at beginning of period	856	2,558
Cash, cash equivalents and restricted cash at end of period	$740	$1,117
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WBA Q3 2024 Form 10-Q	6

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

Certain amounts in the Consolidated Condensed Financial Statements and accompanying notes may not sum due to rounding. Percentages have been calculated using unrounded amounts for all periods presented. Certain prior period data has been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation.

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

WBA Q3 2024 Form 10-Q	7

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

WBA Q3 2024 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental pro forma information - Summit
The following table represents unaudited supplemental pro forma consolidated sales for the three and nine months ended May 31, 2023, as if the acquisition of Summit had occurred at the beginning of each period presented. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition occurred at the beginning of each period presented or results which may occur in the future.

	Three months ended May 31,	Nine months ended May 31,
(Unaudited, in millions)	2023	2023
Sales	$35,415	$104,630

Actual sales of Summit, from the acquisition date, for the three and nine months ended May 31, 2023, included in the Consolidated Condensed Statements of Earnings are as follows:

	Three months ended May 31,	Nine months ended May 31,
(Unaudited, in millions)	2023	2023
Sales	$730	$1,193

Pro forma net earnings of the Company, assuming the Summit acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

Shields acquisition
On December 28, 2022, the Company acquired the non-controlling interests in Shields Health Solutions Parent, LLC (“Shields”) for $1.4 billion of cash consideration.

CareCentrix acquisition
On March 31, 2023, the Company acquired the non-controlling interests in CCX Next, LLC (“CareCentrix”) for approximately $378 million of cash consideration.

Other acquisitions
On March 3, 2023, the Company completed the acquisition of Starling MSO Holdings, LLC (“Starling”), a primary care and multi-specialty group, for total consideration of $284 million. Total consideration includes $222 million of cash consideration and $62 million of VillageMD equity issued to Starling equity holders, including employees. VillageMD equity issued to employees will be recognized as compensation expense in the future. As a result of the acquisition, the Company recognized goodwill and intangible assets of $103 million and $128 million, respectively. In the three months ended May 31, 2024, the Company completed the purchase price allocation.

On May 8, 2024, the Company executed an asset purchase agreement to acquire prescription files and related pharmacy inventory for an aggregate purchase price up to $375 million. The acquisition is expected to close by the end of fiscal 2024, subject to customary closing conditions.

The Company acquired other certain prescription files and related pharmacy inventory primarily in the United States (“U.S.”) for an aggregate purchase price of $49 million and $221 million during the three and nine months ended May 31, 2024, respectively, and $37 million and $127 million during the three and nine months ended May 31, 2023, respectively.

Note 3. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021.

WBA Q3 2024 Form 10-Q	9

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

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (“IT”) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. Through the Transformational Cost Management Program the Company plans to reduce its presence by up to 650 Boots stores in the United Kingdom (“UK”) and approximately 650 to 700 stores in the U.S. As of May 31, 2024, the Company has closed 581 and 673 stores in the UK and U.S., respectively.

The Company estimates cumulative pre-tax charges to its GAAP financial results for the Transformational Cost Management Program to be between $4.1 billion and $4.4 billion, of which pre-tax charges for exit and disposal activities are estimated to be between $3.8 billion and $4.1 billion. In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019.

From the inception of the Transformational Cost Management Program to May 31, 2024, the Company has recognized cumulative pre-tax charges to its financial results in accordance with GAAP of $3.5 billion, which were primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These charges included $1.3 billion related to lease obligations and other real estate costs, $950 million in asset impairments, $959 million in employee severance and business transition costs and $275 million of IT transformation and other exit costs.

Costs related to exit and disposal activities under the Transformational Cost Management Program for the three and nine months ended May 31, 2024 and May 31, 2023, respectively, were as follows (in millions):

Three months ended May 31, 2024	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$37	$1	$—	$—	$38
Asset impairments	17	—	—	—	17
Employee severance and business transition costs	20	4	1	1	26
Information technology transformation and other exit costs	5	9	—	—	14
Total pre-tax exit and disposal charges	$80	$14	$1	$1	$96

Nine months ended May 31, 2024	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$192	$2	$—	$—	$194
Asset impairments	45	21	—	—	66
Employee severance and business transition costs	71	4	5	6	86
Information technology transformation and other exit costs	11	10	—	—	21
Total pre-tax exit and disposal charges	$320	$37	$5	$6	$368

WBA Q3 2024 Form 10-Q	10

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended May 31, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$35	$18	$—	$—	$53
Asset impairments	12	150	109	—	272
Employee severance and business transition costs	50	13	4	4	71
Information technology transformation and other exit costs	7	12	—	—	19
Total pre-tax exit and disposal charges	$104	$193	$113	$4	$414

Nine months ended May 31, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$133	$18	$—	$—	$151
Asset impairments	127	149	109	—	385
Employee severance and business transition costs	72	15	4	11	102
Information technology transformation and other exit costs	23	22	—	—	45
Total pre-tax exit and disposal charges	$354	$204	$113	$11	$682

The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2023	$10	$—	$70	$22	$102
Costs	194	66	86	21	368
Payments	(129)	—	(98)	(41)	(268)
Other	(66)	(66)	—	—	(133)
Balance at May 31, 2024	$10	$—	$57	$2	$69

Other exit and disposal activities
During the six months ended February 29, 2024, VillageMD approved the closure of approximately 160 clinics. As a result, long-lived and intangible assets of $303 million were impaired within the U.S. Healthcare segment. The impairment charges were recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.

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

WBA Q3 2024 Form 10-Q	11

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

Supplemental balance sheet information related to leases was as follows (in millions):

Balance sheet supplemental information:	May 31, 2024	August 31, 2023
Operating leases:
Operating lease right-of-use assets	$21,020	$21,667

Operating lease obligations - current	$2,384	$2,347
Operating lease obligations - non-current	21,379	22,124
Total operating lease obligations	$23,763	$24,472

Finance leases:
Right-of-use assets included in:
Property, plant and equipment, net	$675	$678

Lease obligations included in:
Accrued expenses and other liabilities	$71	$57
Other non-current liabilities	917	919
Total finance lease obligations	$988	$976

Supplemental income statement information related to leases was as follows (in millions):

	Three months ended May 31,		Nine months ended May 31,
Statement of earnings supplemental information:	2024	2023	2024	2023
Operating lease cost
Fixed	$866	$879	$2,605	$2,545
Variable [1]	228	218	653	613
Finance lease cost
Amortization	$13	$15	$45	$36
Interest	12	14	38	38

Sublease income [2]	$29	$29	$84	$87
Impairment of right-of-use assets	13	38	194	109

Gain on sale-leaseback transactions [2]
U.S. Retail Pharmacy	$10	$263	$268	$647
International [3]	—	30	—	178
Total gain on sale-leaseback [2]	$10	$293	$268	$825

WBA Q3 2024 Form 10-Q	12

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.
3Includes gain on sale-leaseback related to the Germany wholesale business of $30 million and $178 million for the three and nine months ended May 31, 2023, of which $6 million and $47 million, respectively, related to the optimization of warehouse locations as part of acquisition integration activities.

Other supplemental information was as follows (in millions):

	Nine months ended May 31,
Other supplemental information:	2024	2023
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$2,779	$2,668
Operating cash flows from finance leases	37	35
Financing cash flows from finance leases	52	38
Total	$2,867	$2,741

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$1,235	$1,773
Finance leases	55	23
Total	$1,290	$1,796

Weighted average lease term and discount rate for real estate leases were as follows:

Weighted average lease terms and discount rates:	May 31, 2024	August 31, 2023
Weighted average remaining lease term in years
Operating leases	9.3	9.6
Finance leases	17.7	17.4

Weighted average discount rate
Operating leases	5.55%	5.35%
Finance leases	5.18%	5.25%

The aggregate future lease payments for operating and finance leases as of May 31, 2024 were as follows (in millions):

Future lease payments (fiscal years):	Finance lease	Operating lease [1,2]
2024 (Remaining period)	$32	$915
2025	122	3,667
2026	119	3,594
2027	116	3,508
2028	95	3,374
2029	85	3,125
Later	882	12,608
Total undiscounted minimum lease payments	$1,452	$30,791
Less: Present value discount	464	7,029
Lease liability	$988	$23,763

1.Total undiscounted minimum lease payments include approximately $3.6 billion of payments related to optional renewal periods that have not been contractually exercised, but are reasonably certain of being exercised.
2.Total undiscounted minimum lease payments exclude sublease rental income of approximately $597 million due to the Company under non-cancelable sublease terms.

WBA Q3 2024 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Equity method investments

Equity method investments were as follows (in millions, except percentages):

	May 31, 2024		August 31, 2023
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
Cencora	$1,896	12%	$2,534	16%
Others	1,065	8% - 50%	963	8% - 50%
Total	$2,961		$3,497

Cencora investment
As of May 31, 2024 and August 31, 2023, the Company owned 24.4 million and 31.8 million shares of Cencora, Inc. (“Cencora”) common stock, respectively, representing approximately 12.4% and 15.9% of its outstanding common stock based on the share count publicly reported by Cencora in its most recent filings with the SEC.

During the three months ended May 31, 2024 and May 31, 2023, the Company sold shares of Cencora common stock for total consideration of approximately $400 million and $50 million, respectively. These transactions resulted in the Company recording pre-tax gains, inclusive of equity method basis difference adjustments, of $88 million and $25 million, respectively, in Other income, net within the Consolidated Condensed Statements of Earnings, including $10 million and $2 million of losses, respectively, reclassified from within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets.

During the nine months ended May 31, 2024 and May 31, 2023, the Company sold shares of Cencora common stock for total consideration of approximately $1.6 billion and $3.1 billion, respectively. These transactions resulted in the Company recording pre-tax gains, inclusive of equity method basis difference adjustments, of $847 million and $1.5 billion, respectively, in Other income, net within the Consolidated Condensed Statements of Earnings, including $39 million and $152 million of losses, respectively, reclassified from within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets.

As of May 31, 2024 and August 31, 2023, the Company has pledged 20.0 million and 17.3 million shares of Cencora common stock, respectively, as collateral upon entering into variable prepaid forward (“VPF”) transactions. See Note 8. Financial instruments for further information.

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

The Level 1 fair market value of the Company’s equity investment in Cencora common stock at May 31, 2024 and August 31, 2023 was $5.5 billion and $5.6 billion, respectively. As of May 31, 2024 the carrying value of the Company’s investment in Cencora exceeded its proportionate share of the net assets of Cencora by $1.8 billion. This premium of $1.8 billion was recognized as part of the carrying value in the Company’s equity investment in Cencora. The difference is primarily related to goodwill and the fair value of Cencora intangible assets.

Other investments
At May 31, 2024, the Company’s other equity method investments primarily include its U.S. investment in BrightSpring Health Services, and the Company’s investments in China in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd and Nanjing Pharmaceutical Company Limited. On December 15, 2022, the Company sold its ownership interest in Guangzhou Pharmaceuticals Corporation for total consideration of approximately $150 million.

WBA Q3 2024 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On March 3, 2023, the Company sold approximately 15.5 million shares of Option Care Health common stock for total consideration of approximately $469 million. The transaction resulted in the Company recording a pre-tax gain of $154 million in Other income, net in the Consolidated Condensed Statements of Earnings. In the three months ended May 31, 2023, the Company also recognized a pre-tax gain of $76 million included in Other income, net within the Consolidated Condensed Statements of Earnings, related to the change in classification of its previously held equity method investment in Option Care Health to an investment in equity security held at fair value, and the related fair value adjustments. On June 8, 2023, the Company sold the remaining 10.8 million shares of Option Care Health for total consideration of approximately $330 million.

Note 6. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value.

During the three months ended February 29, 2024, the Company completed a quantitative impairment analysis for goodwill related to its VillageMD reporting unit within the U.S. Healthcare segment due to downward revisions in its longer term forecast received during the quarter, including the impact of closing approximately 90 additional clinics, slower than expected trends in patient panel growth and multi-specialty productivity trends, and recent changes in Medicare reimbursement models. These impacts were partly offset by cost savings initiatives. Based on this analysis, the Company recorded a goodwill impairment charge of $12.4 billion, prior to attribution of loss to non-controlling interests, in Operating loss within the Consolidated Condensed Statements of Earnings. The impairment charge reflects lower than previously expected longer term financial performance expectations, a reduction in the multiples for publicly traded peer companies, and increases in discount rates. As of May 31, 2024, the Company believes the carrying value of the VillageMD reporting unit approximates its fair value.

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

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

Goodwill roll forward:	U.S. Retail Pharmacy	International	U.S. Healthcare	Walgreens Boots Alliance, Inc.
August 31, 2023	$10,947	$1,378	$15,863	$28,187
Adjustments [1]	—	—	19	19
Impairments	—	—	(12,369)	(12,369)
Cumulative translation adjustments and other	—	(8)	(8)	(16)
May 31, 2024	$10,947	$1,370	$3,505	$15,821

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

WBA Q3 2024 Form 10-Q	15

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

During the three months ended May 31, 2023, as a result of pharmacy performance and the decision to close additional stores, the Company completed a quantitative impairment analysis for certain indefinite-lived intangible assets related to the Boots reporting unit within the International segment. Based on this analysis, the Company recorded an impairment loss of $431 million in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings related to pharmacy license intangible assets.

The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets:	May 31, 2024	August 31, 2023
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,688	$4,658
Provider networks	2,957	3,202
Trade names and trademarks	2,303	2,300
Developed technology	469	469
Others	114	137
Total gross amortizable intangible assets	$10,532	$10,767

Accumulated amortization
Customer relationships and loyalty card holders [1]	$2,014	$1,784
Provider networks	362	233
Trade names and trademarks	528	401
Developed technology	201	143
Others	57	48
Total accumulated amortization	3,162	2,609
Total amortizable intangible assets, net	$7,370	$8,158

Indefinite-lived intangible assets
Trade names and trademarks	$4,640	$4,650
Pharmacy licenses	826	828
Total indefinite-lived intangible assets	$5,466	$5,477

Total intangible assets, net	$12,836	$13,635

1Includes purchased prescription files.

Amortization expense for intangible assets was $238 million and $717 million for the three and nine months ended May 31, 2024, respectively, and $226 million and $583 million for the three and nine months ended May 31, 2023, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at May 31, 2024 is as follows (in millions):

	2024 (Remaining period)	2025	2026	2027	2028	2029
Estimated annual amortization expense	$235	$915	$875	$791	$714	$657

WBA Q3 2024 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated to the U.S. dollar using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	May 31, 2024	August 31, 2023
Short-term debt
Credit facilities [1]
November 2021 DDTL due November 2024	$290	$—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	—	850
$8 billion note issuance [1]
3.800% unsecured notes due 2024	1,156	—
Other [2]	60	68
Total short-term debt	$1,506	$917

Long-term debt
Credit facilities [1]
November 2021 DDTL due November 2024	$—	$289
December 2022 DDTL due January 2026	999	999
August 2023 DDTL due November 2026	1,000	—
August 2023 RCF due August 2026	70	—
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	498	498
4.100% unsecured notes due 2050	638	793
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,445	1,444
4.650% unsecured notes due 2046	302	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024	—	1,156
4.500% unsecured notes due 2034	301	301
4.800% unsecured notes due 2044	693	869
£700 million note issuance [1]
3.600% unsecured Pound Sterling notes due 2025	381	381
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	813	814
$4 billion note issuance [3]
4.400% unsecured notes due 2042	252	263
Other [2]	14	20
Total long-term debt, less current portion	$7,407	$8,145

1Notes, borrowings under credit facilities and commercial paper are unsecured and unsubordinated debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
2Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
3Notes are senior debt obligations of Walgreen Co.

WBA Q3 2024 Form 10-Q	17

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

Credit facilities

August 2023 Revolving Credit Agreement
On August 9, 2023, the Company entered into a $2.25 billion unsecured three-year revolving credit facility (the “August 2023 Revolving Credit Agreement” or “August 2023 RCF”). Interest on borrowings under the revolving credit facility accrues at applicable margins based on the Company's Index Debt Rating by Moody’s or S&P and ranges from 75 basis points to 150 basis points over specified benchmark rates for Secured Overnight Financing Rate (“SOFR”) loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the August 2023 Revolving Credit Agreement at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The August 2023 Revolving Credit Agreement's termination date is August 9, 2026, or earlier, subject to the Company's discretion to terminate the agreement. As of May 31, 2024, there was $70 million in borrowings outstanding under the August 2023 Revolving Credit Agreement.

August 2023 Delayed Draw Term Loan
On August 9, 2023, the Company entered into a $1 billion senior unsecured delayed draw term loan credit agreement (the “August 2023 DDTL”). Interest on borrowings under the August 2023 DDTL accrues at applicable margins based on the Company’s Index Debt Rating by Moody’s or S&P and ranges from 75 basis points to 150 basis points over specified benchmark rates for SOFR loans, as applicable. The August 2023 DDTL was drawn for general corporate purposes. The August 2023 DDTL matures on November 17, 2026. As of May 31, 2024, there was $1 billion in borrowings outstanding under the August 2023 DDTL. Amounts borrowed under the August 2023 DDTL that are repaid or prepaid may not be reborrowed.

December 2022 Delayed Draw Term Loan
On December 19, 2022, the Company entered into a $1.0 billion senior unsecured delayed draw term loan credit agreement (the “December 2022 DDTL”). Interest on borrowings under the December 2022 DDTL accrues at applicable margins based on the Company’s Index Debt Rating by Moody’s or S&P and ranges from 87.5 basis points to 150 basis points over specified benchmark rates for SOFR loans, as applicable. The December 2022 DDTL was drawn for the purpose of funding the consideration due for the purchase of Summit and paying fees and expenses related to it. The December 2022 DDTL matures on January 3, 2026. As of May 31, 2024, there was $1 billion in borrowings outstanding under the December 2022 DDTL. Amounts borrowed under the December 2022 DDTL that are repaid or prepaid may not be reborrowed.

June 2022 Revolving Credit Agreements
On June 17, 2022, the Company entered into a $3.5 billion unsecured five-year revolving credit facility and a $1.5 billion unsecured 18-month revolving credit facility, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2022 Revolving Credit Agreements”). Interest on borrowings under the revolving credit facilities accrues at applicable margins based on the Company's Index Debt Rating by S&P or Moody’s and ranges from 80 basis points to 150 basis points over specified benchmark rates for SOFR loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The five-year facility’s termination date is June 17, 2027, or earlier, subject to the Company's discretion to terminate the agreement. The 18-month facility’s termination date was December 15, 2023, or earlier, subject to the Company's discretion to terminate the agreement. On August 9, 2023 the Company terminated the 18-month facility under the 2022 Revolving Credit Agreements. All outstanding obligations under the 18-month revolving credit facility have been paid and satisfied in full. As of May 31, 2024, there were no borrowings outstanding under the five-year revolving credit facility.

WBA Q3 2024 Form 10-Q	18

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
November 2021 Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). Borrowings under the November 2021 DDTL bear interest at a fluctuating rate per annum equal to SOFR, plus an applicable margin. The applicable margins for the 364-day and two-year loans were 0.75% and 0.88%, respectively. The applicable margin for the three-year loan is 1.05%. An aggregate amount of $3.0 billion or more of the November 2021 DDTL was drawn for the purpose of funding the purchase of the increased equity interest in VillageMD, and paying fees and expenses related to the foregoing, with the remainder used for general corporate purposes. In fiscal 2023, the Company repaid the 364-day loan and the two-year loan in full. The maturity date on the three-year loan is November 24, 2024. As of May 31, 2024, there was $290 million in borrowings outstanding under the November 2021 DDTL. Amounts borrowed under the November 2021 DDTL and repaid or prepaid may not be reborrowed.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary financial covenants. As of May 31, 2024, the Company was in compliance with all such applicable financial covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. As of May 31, 2024 and August 31, 2023, the Company had no borrowings outstanding under the commercial paper program.

Interest
Interest paid by the Company was approximately $460 million and $481 million for the nine months ended May 31, 2024 and May 31, 2023, respectively.

Credit ratings
The Company’s senior unsecured debt ratings were lowered to BBB- with a negative outlook by Standard and Poor’s in October 2023 and Ba2 (below investment grade) with a stable outlook by Moody’s in December 2023. The reduction in the Company's credit ratings has limited impact to the cost of interest on existing debt, but has minimally increased borrowing margins under certain credit facilities that are tied to ratings grids or similar terms. The Company's current credit ratings significantly reduce the Company's ability to issue commercial paper, may increase the cost of new financing for the Company, and may decrease access to credit and debt capital markets. As of May 31, 2024, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion, with $70 million in funds drawn under these facilities.

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

The Company economically hedges a portion of its exposure to equity price risk related to its investment in Cencora through VPF derivative contracts.

WBA Q3 2024 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

May 31, 2024	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$400	$8	Other current assets
Foreign currency forwards	283	1	Other current assets
Cross currency interest rate swaps	250	10	Other non-current assets
Foreign currency forwards	4	—	Other non-current assets
Foreign currency forwards	614	2	Other current liabilities
Foreign currency forwards	2	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$1,593	$1	Other current assets
Total return swaps	159	1	Other current assets
Foreign currency forwards	2,415	9	Other current liabilities
Total return swaps	43	—	Other current liabilities
Variable prepaid forward contracts	408	407	Other current liabilities
Variable prepaid forward contracts	3,318	3,298	Other non-current liabilities

August 31, 2023	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$31	$1	Other current assets
Cross currency interest rate swaps	650	28	Other non-current assets
Foreign currency forwards	805	2	Other current liabilities
Cross currency interest rate swaps	102	2	Other current liabilities
Foreign currency forwards	4	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,139	$6	Other current assets
Total return swaps	168	1	Other current assets
Foreign currency forwards	817	2	Other current liabilities
Total return swaps	26	1	Other current liabilities
Variable prepaid forward contracts	3,195	2,548	Other non-current liabilities

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

WBA Q3 2024 Form 10-Q	20

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

The income (expense) due to changes in fair value of derivative instruments were recognized in the Consolidated Condensed Statements of Earnings as follows (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2024	2023	2024	2023
Total return swaps	Selling, general and administrative expenses	$2	$2	19	$2
Foreign currency forwards	Other income, net [1]	(14)	(112)	19	(203)
Variable prepaid forward	Other income, net	155	(26)	(733)	(26)

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

WBA Q3 2024 Form 10-Q	21

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$32	$32	$—	$—
Cross currency interest rate swaps [2]	18	—	18	—
Foreign currency forwards [3]	2	—	2	—
Investments in equity securities [4]	13	13	—	—
Investments in debt securities [5]	84	—	84	—
Total return swaps	1	—	1	—
Liabilities:
Variable prepaid forward [6]	$3,705	$—	$—	$3,705
Foreign currency forwards [3]	11	—	11	—

	August 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$11	$11	$—	$—
Cross currency interest rate swaps [2]	28	—	28	—
Foreign currency forwards [3]	6	—	6	—
Investments in equity securities [4]	17	17	—	—
Investments in debt securities [5]	15	—	15	—
Total return swaps	1	—	1	—
Liabilities:
Variable prepaid forward [6]	$2,548	$—	$—	$2,548
Foreign currency forwards [3]	5	—	5	—
Total return swaps	1	—	1	—
Cross currency interest rate swaps [2]	2	—	2	—

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
4Fair values of quoted investments are based on current bid prices as of May 31, 2024 and August 31, 2023.
5Includes investments in Treasury debt securities.

WBA Q3 2024 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
6The fair value of the derivative was derived from a Black-Scholes valuation. The inputs used in valuing the derivative included observable inputs such as the floor and cap prices of the VPF, dividend yield of Cencora shares, risk free interest rate, and contractual term of the instrument, as well as unobservable inputs such as implied volatility of Cencora shares. The implied volatility ranged from 24.7% - 29.0% for the lower strike and 19.4% - 22.2% for the upper strike as of May 31, 2024, and 23.2% - 24.7% for the lower strike and 18.1% - 19.1% for the upper strike as of August 31, 2023.

There were no transfers between Levels for the three and nine months ended May 31, 2024.

The roll forward of the fair value of the VPF derivatives associated with the forward sale of shares of Cencora common stock, classified as Level 3, is as follows (in millions):

	Three months ended	Nine months ended
	May 31, 2024	May 31, 2024
Opening balance	$(3,861)	$(2,548)
VPF derivative additions	—	(424)
Unrealized gains (losses) recorded in Other income, net	155	(733)
Ending balance	$(3,705)	$(3,705)

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of May 31, 2024 the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $6.5 billion and $5.9 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the May 31, 2024 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of May 31, 2024. The carrying value of the Company's commercial paper, credit facilities, accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

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

WBA Q3 2024 Form 10-Q	23

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

Securities Claims Relating to Rite-Aid Merger
On December 11, 2017, purported Rite-Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. class action”) arising out of transactions contemplated by the merger agreement between the Company and Rite-Aid. The amended complaint alleges that the Company and certain of its officers made false or misleading statements regarding the transactions. The plaintiffs sought monetary damages for the foregoing alleged claims. Fact and expert discovery have concluded. The Court denied both plaintiffs’ partial motion for summary judgement and the Company’s motion for summary judgment on March 31, 2023. On August 23, 2023, the Company, the other defendants in the M.D. Pa. class action, and the lead plaintiffs entered into a binding agreement to settle all claims in the M.D. Pa. class action. The settlement of approximately $193 million provides for the dismissal of the M.D. Pa. class action with prejudice. Defendants admitted no liability and denied all allegations of wrongdoing. The court granted preliminary approval of the settlement on October 23, 2023 and final approval on February 7, 2024. This settlement is fully paid.

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

WBA Q3 2024 Form 10-Q	24

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

As of May 31, 2024, the Company has accrued a total of $6.6 billion liability associated with the Multistate Settlement Agreement and other opioid-related claims and litigation settlements, including $744 million and $5.9 billion of the estimated settlement liability in Accrued expenses and other liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheets.

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

WBA Q3 2024 Form 10-Q	25

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

On September 23, 2022, a putative shareholder filed a derivative suit in the United States District Court for the Northern District of Ohio (Vladimir Gusinsky Revocable Trust v. Pessina et al., 22-CV-1717) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty, unjust enrichment and violations of section 14A of the Securities and Exchange Act of 1934 in connection with the oversight of risks related to opioids. A motion to dismiss for improper venue was filed on December 12, 2022. That motion was granted on September 22, 2023, and the case was dismissed without prejudice. The case was refiled on November 4, 2023, in the United States District Court for the Northern District of Illinois (Vladimir Gusinsky Revocable Trust v. Pessina et al., 23-CV-15654). On November 14, 2023, the case was stayed to permit the parties to explore the possibility of settlement. The court granted preliminary approval of the settlement on April 17, 2024 and final approval on June 18, 2024. The settlement includes a net $28 million payment to the Company from insurers and certain corporate governance changes. Defendants admitted no liability and denied all allegations of wrongdoing.

Usual and Customary Pricing Litigation
The Company is defending a number of claims, lawsuits and investigations that allege that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. The Company has accrued a total liability of $310 million for all usual and customary pricing litigation in Accrued expenses and other liabilities within the Consolidated Condensed Balance Sheets.

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

On March 23, 2017, a putative class of employee and union benefit funds and individual insureds filed suit in the United States District Court for the Northern District of Illinois (Russo et al. v. Walgreen Co. et al., Case No. 1:17-cv-02246) making similar allegations and seeking monetary damages. The plaintiffs’ motion for class certification is fully briefed but stayed pending the outcome of settlement discussions. Additionally, a group of Blue Cross Blue Shield-affiliated plans filed suit in federal and state courts in Illinois making similar allegations and seeking similar damages (BCBSM, Inc. et al v. Walgreen Co. et al., Case 1:20-cv-01853; Healthcare Service Corp. v. Walgreen Co., et al., Case No. 2021 L 000621).

Derivative Suit Relating to Insulin Pens
On March 19, 2021, a putative shareholder filed a derivative suit in the Delaware Court of Chancery (Clem v. Skinner et al., 2021-0240) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty and unjust enrichment in connection with certain allegedly false reimbursement claims to government healthcare payors related to insulin pens. On October 8, 2021, an amended complaint was filed. On December 17, 2021, the defendants moved to dismiss that amended complaint. On February 20, 2024 the matter was dismissed with prejudice. On March 20, 2024 plaintiff filed a notice of appeal. On May 7, 2024 plaintiff withdrew his appeal.

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

WBA Q3 2024 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 11. Income taxes

The effective tax rate for the three months ended May 31, 2024 was an expense of 8.0% primarily due to tax benefits related to valuation allowance releases in foreign jurisdictions. The effective tax rate for the three months ended May 31, 2023 was a benefit of 86.3%, primarily due to tax benefits from changes to deferred taxes as a result of internal legal entity restructuring related to previous business acquisitions, and additional tax benefits claimed upon filing the Company's prior year tax returns.

The effective tax rate for the nine months ended May 31, 2024 was a benefit of 6.3% due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of tax basis in assets in foreign jurisdictions, net of valuation allowance. The effective tax rate for the nine months ended May 31, 2023 was a benefit of 33.8%, primarily due to tax benefits on the reduction in the valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction was primarily due to capital loss carryforwards utilized against capital gains recognized on the sale of shares in Cencora and based on forecasted capital gains. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the nine months ended May 31, 2023.

Income taxes paid for the nine months ended May 31, 2024 and May 31, 2023 were $238 million and $170 million, respectively.

The Company is subject to income taxes and tax audits in many jurisdictions and is regularly audited by the Internal Revenue Service (the “IRS”). During the three months ended February 29, 2024, the IRS issued the Company a Revenue Agent’s Report (the “RAR”) for tax years 2014 through 2017. The Company disagrees with the RAR and has appealed certain issues. The primary disputed issue relates to the valuation of the call option exercised to acquire Alliance Boots GmbH (“Alliance Boots”), described in more detail below.

On August 2, 2012, the Company acquired a 45% equity interest in Alliance Boots along with a call option to acquire the remaining 55% equity interest in Alliance Boots, initially valued at $866 million. During the fiscal year ended August 31, 2014 (“fiscal 2014”), the Company entered into an amendment to the Purchase and Option Agreement which accelerated the option period. Upon the amendment, the Company was required to fair value the amended option, which was estimated to be zero as a result of the option being out of the money at that time. As a result, the Company recognized a non-cash loss on the exercise of the call option of $866 million in its fiscal 2014 financial statements. Subsequently, the rights and obligations from the exercised option were transferred to a foreign subsidiary of the Company during the fiscal year ended August 31, 2015 as part of the Company's reorganization in connection with the acquisition of the remaining 55% equity interest in Alliance Boots. As the fair value of the transferred rights and obligations from the exercised option was estimated to be zero at the time, no income was recognized for U.S. tax purposes. The IRS disagrees with the Company’s conclusion and is seeking an additional tax of $2.7 billion plus penalties and interest. The Company intends to vigorously defend its position on the transfer pricing matter through the IRS’s administrative appeals office and, if necessary, judicial proceedings and is confident in its ability to prevail on the merits.

As of May 31, 2024, we believe our reserves for uncertain tax positions are appropriate based on the technical merits of the Company’s tax positions. However, the ultimate outcome of a settlement or litigation is uncertain and final resolution of these matters may have a material adverse impact on the Company’s consolidated financial statements. We do not expect a final resolution of these matters in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

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

WBA Q3 2024 Form 10-Q	27

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
Under the BPA, the Trustee acquired a bulk annuity policy (the “Buy-In”) from Legal & General which will fund ongoing and future pension benefit payments to the Boots Plan members. The BPA is being funded through the existing Boots Plan assets, as well as incremental pre-tax contributions by the Company to the Boots Plan. The Company will accelerate approximately $210 million of already committed contributions to the Boots Plan, to be paid over the next two years. Additionally, the Company has committed to make an incremental contribution to the Boots Plan, which is expected to be approximately $760 million to $820 million, of which approximately $375 million was paid on December 7, 2023 and the remaining amount is expected to be paid within the next two years.

In conjunction with the Buy-In, the Boots Plan was amended resulting in an interim remeasurement of the Boots Plan. The remeasurement resulted in an increase in the funded status of the Boots Plan of $124 million. The change resulting from the remeasurement was recorded in Accumulated other comprehensive loss within the Consolidated Condensed Balance Sheets. The BPA allows for the future potential conversion of the BPA into a buy-out where Legal & General would assume full responsibility to directly provide pensions or other benefits to the Boots Plan members, at which time the Boots Plan can be terminated.

Components of net periodic pension income for the defined benefit pension plans (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2024	2023	2024	2023
Service costs	Selling, general and administrative expenses	$1	$1	$3	$3
Interest costs	Other income, net	68	64	202	186
Expected returns on plan assets/other	Other income, net	(70)	(81)	(206)	(237)
Total net periodic pension income		$(1)	$(17)	$(1)	$(48)

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision is an expense of $55 million and $166 million for the three and nine months ended May 31, 2024, respectively, and an expense of $59 million and $184 million for the three and nine months ended May 31, 2023, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is in the UK in which both the Company and participating employees contribute. The cost recognized in the Consolidated Condensed Statements of Earnings was $23 million and $68 million for the three and nine months ended May 31, 2024, respectively, and $21 million and $62 million for the three and nine months ended May 31, 2023, respectively.

WBA Q3 2024 Form 10-Q	28

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13. Accumulated other comprehensive loss

The following is a summary of net changes in accumulated other comprehensive income (loss) (“AOCI”) by component and net of tax for the three and nine months ended May 31, 2024 and May 31, 2023 (in millions):

	Pension/ post-retirement obligations	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 29, 2024	$(608)	$85	$(100)	$(2,274)	$(2,897)
Other comprehensive (loss) income before reclassification adjustments	(3)	(13)	(16)	20	(13)
Amounts reclassified from AOCI	(3)	3	10	—	10
Tax benefit (provision)	2	3	2	—	6
Net change in other comprehensive (loss) income	(5)	(8)	(4)	20	3
Balance at May 31, 2024	$(613)	$77	$(104)	$(2,254)	$(2,894)

	Pension/ post-retirement obligations	Unrealized loss on cash flow hedges and other	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2023	$(698)	$(6)	$83	$(132)	$(2,240)	$(2,993)
Other comprehensive income (loss) before reclassification adjustments	124	—	(6)	(3)	(11)	104
Amounts reclassified from AOCI	(10)	5	(1)	39	(3)	30
Tax (provision) benefit	(30)	—	2	(6)	—	(34)
Net change in other comprehensive income (loss)	85	5	(6)	29	(14)	100
Balance at May 31, 2024	$(613)	$—	$77	$(104)	$(2,254)	$(2,894)

	Pension/ post-retirement obligations	Unrealized loss on cash flow hedges and other	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 28, 2023	$(167)	$(5)	$140	$(162)	$(2,461)	$(2,654)
Other comprehensive (loss) income before reclassification adjustments	—	(2)	(42)	16	143	115
Amounts reclassified from AOCI	(7)	1	—	(1)	(2)	(9)
Tax benefit (provision)	2	—	10	(4)	—	9
Net change in other comprehensive (loss) income	(5)	(1)	(31)	12	141	115
Balance at May 31, 2023	$(171)	$(6)	$108	$(150)	$(2,320)	$(2,539)

WBA Q3 2024 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post-retirement obligations	Unrealized loss on cash flow hedges and other	Net investment hedges	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2022	$(157)	$(2)	$213	$(254)	$(2,605)	$(2,805)
Other comprehensive (loss) income before reclassification adjustments	—	(6)	(138)	(8)	301	149
Amounts reclassified from AOCI	(20)	2	—	149	(16)	115
Tax benefit (provision)	5	1	33	(37)	—	2
Net change in other comprehensive (loss) income	(15)	(4)	(104)	104	285	266
Balance at May 31, 2023	$(171)	$(6)	$108	$(150)	$(2,320)	$(2,539)

Note 14. Segment reporting

The Company is aligned into three reportable segments: U.S. Retail Pharmacy, International and U.S. Healthcare.

The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the “chief operating decision maker”) to assess segment performance and allocate resources among the Company’s operating segments. The chief operating decision maker uses adjusted operating income to assess segment profitability. The chief operating decision maker does not use total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included.

U.S. Retail Pharmacy
The Company's U.S. Retail Pharmacy segment includes the Walgreens business, which is comprised of the operations of retail drugstores, health and wellness services, specialty and home delivery pharmacy services, and its equity method investment in Cencora. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

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

WBA Q3 2024 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Sales:
U.S. Retail Pharmacy	$28,503	$27,866	$86,308	$82,648
International	5,727	5,573	17,581	16,414
U.S. Healthcare	2,125	1,975	6,232	4,597
Corporate and Other [1]	(3)	—	(9)	—
Walgreens Boots Alliance, Inc.	$36,351	$35,415	$110,111	$103,659

Adjusted operating income:
U.S. Retail Pharmacy	$501	$962	$1,947	$3,134
International	175	208	562	676
U.S. Healthcare	(22)	(172)	(151)	(483)
Corporate and Other [1]	(42)	(39)	(158)	(139)
Walgreens Boots Alliance, Inc.	$613	$959	$2,200	$3,188

1.Includes certain eliminations.

The following table reconciles adjusted operating income to operating income (loss) (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Adjusted operating income (Non-GAAP measure)	$613	$959	$2,200	$3,188
Acquisition-related amortization	(266)	(274)	(811)	(851)
Transformational cost management	(95)	(414)	(401)	(697)
Acquisition-related costs	(68)	(70)	(480)	(257)
Adjustments to equity earnings in Cencora	(57)	(61)	(129)	(178)
Certain legal and regulatory accruals and settlements	(52)	(268)	(376)	(7,249)
LIFO provision	36	(51)	(11)	(89)
Impairment of goodwill, intangibles and long-lived assets	—	(299)	(13,091)	(299)
Operating income (loss) (GAAP measure)	$111	$(477)	$(13,099)	$(6,431)

WBA Q3 2024 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 15. Sales

The following table summarizes the Company’s sales by segment and by major source (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
U.S. Retail Pharmacy
Pharmacy	$21,812	$20,898	$65,704	$60,991
Retail	6,691	6,968	20,604	21,657
Total	28,503	27,866	86,308	82,648

International
Pharmacy	874	924	2,698	2,690
Retail	1,839	1,769	5,928	5,412
Wholesale	3,014	2,880	8,955	8,311
Total	5,727	5,573	17,581	16,414

U.S. Healthcare	2,125	1,975	6,232	4,597

Corporate and Other [1]	(3)	—	(9)	—

Walgreens Boots Alliance, Inc.	$36,351	$35,415	$110,111	$103,659

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

Related party transactions with Cencora (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Purchases, net	$18,181	$16,573	$54,296	$47,772

	May 31, 2024	August 31, 2023
Trade accounts payable, net of receivables	$8,756	$7,814

WBA Q3 2024 Form 10-Q	32

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

WBA Q3 2024 Form 10-Q	33

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 18. Supplemental information

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $4.8 billion and $4.3 billion at May 31, 2024 and August 31, 2023, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from Cencora, were $1.2 billion and $1.1 billion at May 31, 2024 and August 31, 2023, respectively. See Note 16. Related parties for further information.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Depreciation expense	$369	$372	$1,120	$1,068
Intangible assets amortization	238	226	717	583
Total depreciation and amortization expense	$607	$598	$1,837	$1,652

Accumulated depreciation and amortization on property, plant and equipment was $13.5 billion and $13.0 billion as at May 31, 2024 and August 31, 2023, respectively.

Restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. The following represents a reconciliation of Cash and cash equivalents in the Consolidated Condensed Balance Sheets to total Cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of May 31, 2024 and August 31, 2023, respectively (in millions):

	May 31, 2024	August 31, 2023
Cash and cash equivalents	$703	$739
Cash and cash equivalents - assets held for sale (included in other current assets)	—	24
Restricted cash - (included in other current and non-current assets)	37	93
Cash, cash equivalents and restricted cash	$740	$856

Redeemable non-controlling interests
The following represents a roll forward of the redeemable non-controlling interests in the Consolidated Condensed Balance Sheets (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Opening balance	$172	$158	$167	$1,042
Net (loss) income attributable to Redeemable non-controlling interests	(1)	—	1	(24)
Redemption price adjustments and other [1]	1	2	5	456
Reclassifications to Accrued expenses and other liabilities [2]	—	—	—	(1,314)
Ending balance	$173	$160	$173	$160

1.Remeasurement of non-controlling interests, probable of redemption but not currently redeemable, to their redemption value, is recorded in Paid in capital within the Consolidated Condensed Balance Sheets. During the three months ended

WBA Q3 2024 Form 10-Q	34

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

Earnings per share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 13.6 million and 14.3 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation for the three and nine months ended May 31, 2024, respectively, compared to 17.4 million and 17.8 million for the three and nine months ended May 31, 2023, respectively.

Due to the anti-dilutive effect resulting from the reported net loss, an incremental 7.0 million and 3.3 million shares of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for the nine months ended May 31, 2024 and May 31, 2023, respectively.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2024	2023
November	$0.4800	$0.4800
February	$0.2500	$0.4800
May	$0.2500	$0.4800
Total	$0.9800	$1.4400

WBA Q3 2024 Form 10-Q	35

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

Opioid litigation settlements
On November 2, 2022, the Company announced that it had agreed to financial amounts and payment terms as part of settlement frameworks (the “Settlement Frameworks”) that have the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. On December 9, 2022, the Company committed the Settlement Frameworks to a proposed settlement agreement (the “Proposed Settlement Agreement”). The Proposed Settlement Agreement became effective on August 7, 2023 (the “Multistate Settlement Agreement”). As of May 31, 2024, the Company has accrued a total $6.6 billion liability associated with the Multistate Settlement Agreement and other opioid-related claims and litigation settlements. The cost of the settlements is reflected in the Consolidated Condensed Statements of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment.

See Note 10. Commitments and contingencies to the Consolidated Condensed Financial Statements for further information.

WBA Q3 2024 Form 10-Q	36

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

See Note 14. Segment reporting to the Consolidated Condensed Financial Statements for further information.

Further, in the second quarter of fiscal 2024, the Company recognized a $12.4 billion goodwill impairment charge, prior to attribution of loss to non-controlling interests, related to its VillageMD reporting unit. See Note 6. Goodwill and other intangible assets to the Consolidated Condensed Financial Statements for further information.

Strategic Initiatives
Earlier this fiscal year, the Company initiated a strategic and operational review of its business and strategy. In connection with the strategic review, the Company is analyzing several opportunities that may impact the future results of operations and cash flows, including finalizing a significant multi-year U.S. footprint optimization program to close certain underperforming stores; launching a U.S. Retail Pharmacy action plan to invest in and deliver an improved customer and patient experience across channels; aligning U.S. Pharmacy and Healthcare organizations for enhanced go-to-market capabilities; and simplifying and focusing the U.S. Healthcare portfolio, including the assessment of the Company’s investment in VillageMD. The Company continues to evaluate its overall portfolio of assets and investments and may take action in line with the Company’s strategic direction.

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

See Note 12. Retirement benefits to the Consolidated Condensed Financial Statements for further information.

Sale of Farmacias Ahumada
On October 31, 2023, the Company completed the sale of the Farmacias Ahumada business in Chile.

WBA Q3 2024 Form 10-Q	37

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Sale of Cencora common stock
On November 9, 2023, the Company entered into variable prepaid forward (“VPF”) transactions with third-party financial institutions and received prepayments of $424 million related to the forward sale of up to 2.7 million shares of Cencora common stock.

In the three and nine months ended May 31, 2024, the Company sold shares of Cencora common stock for total consideration of approximately $400 million and $1.6 billion, respectively.

See Note 5. Equity method investments to the Consolidated Condensed Financial Statements for further information.

Prescription files and pharmacy inventory acquisitions
On May 8, 2024, the Company executed an asset purchase agreement to acquire prescription files and related pharmacy inventory for an aggregate purchase price up to $375 million. The acquisition is expected to close by the end of fiscal 2024, subject to customary closing conditions.

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

The Transformational Cost Management Program, which is multi-faceted and includes divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (“IT”) capabilities, is designed to help the Company achieve increased cost efficiencies. To date, the Company has taken actions across all aspects of the Transformational Cost Management Program which focus primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company's global functions. Divisional optimization within the Company’s segments includes activities such as optimization of stores. Through the Transformational Cost Management Program the Company plans to reduce its presence by up to 650 Boots stores in the UK and approximately 650 to 700 stores in the U.S. As of May 31, 2024, the Company has closed 581 and 673 stores in the UK and U.S., respectively.

The Company estimates cumulative pre-tax charges to its GAAP financial results for the Transformational Cost Management Program to be between $4.1 billion and $4.4 billion, of which pre-tax charges for exit and disposal activities are estimated to be between $3.8 billion and $4.1 billion.

WBA Q3 2024 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Company currently estimates that it will recognize aggregate pre-tax charges to its GAAP financial results related to the Transformational Cost Management Program as follows:

Transformational Cost Management Program Activities	Range of Charges
Lease obligations and other real estate costs [1]	$1,600 to $1,690 million
Asset impairments [2]	$1,000 to $1,010 million
Employee severance and business transition costs	$900 to $1,010 million
Information technology transformation and other exit costs	$300 to $400 million
Total cumulative pre-tax exit and disposal charges	$3.8 to $4.1 billion
Other IT transformation costs	$300 to $330 million
Total estimated pre-tax charges	$4.1 to $4.4 billion

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

The total pre-tax charges under the Transformational Cost Management Program, which were primarily recorded in Selling, general and administrative expenses were as follows (in millions):

Three months ended May 31, 2024	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total pre-tax exit and disposal charges	$80	$14	$1	$1	$96
Total pre-tax charges	$80	$14	$1	$1	$96

Nine months ended May 31, 2024	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total pre-tax exit and disposal charges	$320	$37	$5	$6	$368
Other IT transformation costs	34	—	—	—	34
Total pre-tax charges	$354	$37	$5	$6	$402

Three months ended May 31, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total pre-tax exit and disposal charges	$104	$193	$113	$4	$414
Other IT transformation costs	(1)	1	—	—	—
Total pre-tax charges	$103	$194	$113	$4	$414

WBA Q3 2024 Form 10-Q	39

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Nine months ended May 31, 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total pre-tax exit and disposal charges	$354	$204	$113	$11	$682
Other IT transformation costs	13	2	—	—	16
Total pre-tax charges	$368	$206	$113	$11	$697

See Note 3. Exit and disposal activities to the Consolidated Condensed Financial Statements for further information.

WBA Q3 2024 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Sales	$36,351	$35,415	$110,111	$103,659
Gross profit	6,460	6,588	20,271	20,596
Selling, general and administrative expenses	6,393	7,123	21,165	27,215
Impairment of goodwill	—	—	12,369	—
Equity earnings in Cencora	44	58	164	187
Operating income (loss) (GAAP)	111	(477)	(13,099)	(6,431)
Adjusted operating income (Non-GAAP measure) [1]	613	959	2,200	3,188
Earnings (loss) before interest and income tax provision (benefit)	365	(209)	(12,870)	(4,619)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	344	118	(5,631)	(2,900)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	545	860	2,152	2,864
Diluted net earnings (loss) per common share (GAAP)	0.40	0.14	(6.53)	(3.36)
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	0.63	1.00	2.49	3.32

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Sales	2.6	8.6	6.2	3.4
Gross profit	(2.0)	0.2	(1.6)	(5.8)
Selling, general and administrative expenses [2]	(10.3)	1.5	23.2	36.2
Impairment of goodwill	—	—	NM	—
Operating income (loss) (GAAP)	NM	49.2	103.7	NM
Adjusted operating income (Non-GAAP measure) [1]	(36.1)	0.4	(31.0)	(27.4)
Earnings (loss) before interest and income tax provision (benefit)	NM	NM	178.6	NM
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	190.8	(59.1)	94.2	NM
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	(36.6)	3.1	(24.9)	(21.9)
Diluted net earnings (loss) per common share (GAAP)	190.7	(59.0)	94.2	NM
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	(36.6)	3.3	(24.9)	(21.7)

WBA Q3 2024 Form 10-Q	41

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Gross margin	17.8	18.6	18.4	19.9
Selling, general and administrative expenses [2]	17.6	20.1	30.5	26.3

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Includes goodwill impairment of $12.4 billion in the nine month period ended May 31, 2024.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net earnings attributable to Walgreens Boots Alliance, Inc. (GAAP) for the three months ended May 31, 2024 compared to three months ended May 31, 2023
Net earnings attributable to the Company for the three months ended May 31, 2024 increased 190.8 percent to $344 million, an increase of $225 million, reflecting higher operating income. Diluted net earnings per share increased 190.7 percent to $0.40, reflecting an increase of $0.26.

Operating income was $111 million for the three months ended May 31, 2024 compared to operating loss of $477 million for the year-ago quarter, an increase of $588 million. Year over year improvement in operating income reflects a $431 million non-cash impairment of pharmacy license intangible assets in Boots UK in the year-ago quarter, cost savings initiatives, and improved profitability in the U.S. Healthcare segment, partially offset by lower sale-leaseback gains and softer U.S. retail and pharmacy performance.

Other income, net for the three months ended May 31, 2024 was $254 million compared to Other income, net of $268 million for the year-ago quarter, a decrease of $14 million. The decrease in Other income, net is mainly due to the gains from the partial sale of the Company's investments in Cencora and Option Care Health in the year-ago quarter, partly offset by a $155 million pre-tax gain for fair value adjustments on financial derivatives related to the forward sale of Cencora shares in the current quarter.

Interest expense, net was $113 million and $173 million for the three months ended May 31, 2024 and May 31, 2023, respectively, a decrease of $60 million. The decrease in interest expense was primarily the result of gains on the early extinguishment of debt and lower net borrowings in the current quarter.

The Company's effective tax rate for the three months ended May 31, 2024 was an expense of 8.0 percent primarily due to tax benefits related to valuation allowance releases in foreign jurisdictions. The effective tax rate for the three months ended May 31, 2023 was a benefit of 86.3 percent, primarily due to tax benefits from changes to deferred taxes as a result of internal legal entity restructuring related to previous business acquisitions, and additional tax benefits claimed upon filing the Company's prior year tax returns.

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) for the three months ended May 31, 2024 compared to three months ended May 31, 2023
Adjusted net earnings attributable to the Company for the three months ended May 31, 2024 decreased 36.6 percent to $545 million compared with the year-ago quarter. Adjusted diluted net earnings per share for the three months ended May 31, 2024 decreased 36.6 percent to $0.63 compared with the year-ago quarter.

The decrease in adjusted net earnings for the three months ended May 31, 2024 primarily reflects lower adjusted operating income due to softer U.S. retail environment and pharmacy performance as well as lower sale-leaseback gains, partly offset by cost savings initiatives and improved profitability in the U.S. Healthcare and International segment.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2024 Form 10-Q	42

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP) for the nine months ended May 31, 2024 compared to nine months ended May 31, 2023
Net loss attributable to the Company for the nine months ended May 31, 2024 increased 94.2 percent to $5.6 billion, reflecting non-cash impairment charges. Net loss per share increased 94.2 percent to $6.53. Net loss and net loss per share in the current period includes a $5.8 billion non-cash impairment charge related to VillageMD goodwill. Prior year period net loss and net loss per share reflects a $5.5 billion after-tax charge for opioid-related claims and litigation, partially offset by a $1.5 billion after-tax gain on the sale of Cencora and Option Care Health shares.

Operating loss was $13.1 billion for the nine months ended May 31, 2024 compared to operating loss of $6.4 billion for the year-ago period, an increase in operating loss of $6.7 billion. Operating loss reflects a $12.4 billion non-cash impairment charge related to VillageMD goodwill, which resulted in a $5.8 billion charge attributable to WBA, net of tax and non-controlling interest. Operating loss in the current period also reflects a $455 million non-cash impairment charge related to certain long-lived assets in the U.S. Retail Pharmacy segment. Prior year period operating loss reflects a $6.8 billion pre-tax charge for opioid-related claims and litigation and a $431 million non-cash impairment of pharmacy license intangible assets in Boots UK.

Other income, net for the nine months ended May 31, 2024 was $229 million compared to Other income, net of $1.8 billion for the year-ago period, a decrease of $1.6 billion. The decrease in Other income, net is mainly due to a $733 million charge for fair value adjustments on financial derivatives related to the monetization of Cencora shares, and lower gains from the partial sale of the Company's equity method investment in Cencora in the current period.

Interest expense, net was $351 million and $425 million for the nine months ended May 31, 2024 and May 31, 2023, respectively, a decrease of $74 million. The decrease in interest expense was primarily the result of a gain on early extinguishment of debt and lower net borrowings in the current period partly offset by higher interest rates in the current period.

The Company's effective tax rate for the nine months ended May 31, 2024 was a benefit of 6.3 percent due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of tax basis in assets in foreign jurisdictions, net of valuation allowance. The effective tax rate for the nine months ended May 31, 2023 was a benefit of 33.8 percent, primarily due to tax benefits on the reduction in the valuation allowance previously recorded against deferred tax assets related to capital loss carryforwards. The reduction was primarily due to capital loss carryforwards utilized against capital gains recognized on the sale of shares in Cencora and based on forecasted capital gains. This benefit was partially offset by the impact of certain nondeductible opioid-related claims recorded in the nine months ended May 31, 2023.

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) for nine months ended May 31, 2024 compared to the nine months ended May 31, 2023
Adjusted net earnings attributable to the Company for the nine months ended May 31, 2024 decreased 24.9 percent to $2.2 billion compared with the year-ago period. Adjusted diluted net earnings per share for the nine months ended May 31, 2024 decreased 24.9 percent to $2.49 compared with the year-ago period.

The decrease in adjusted net earnings for the nine months ended May 31, 2024 primarily reflects lower adjusted operating income due to a continued challenging U.S. retail environment, pharmacy performance including reimbursement pressure as well as lower sale-leaseback gains, partly offset by cost savings, improved profitability in the U.S. Healthcare segment, and a lower adjusted effective tax rate due to the recognition of deferred tax assets in foreign jurisdictions in the second quarter of fiscal 2024.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2024 Form 10-Q	43

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Sales	$28,503	$27,866	$86,308	$82,648
Gross profit	5,033	5,327	16,030	17,038
Selling, general and administrative expenses	4,840	4,990	15,957	22,215
Equity earnings in Cencora	44	58	164	187
Operating income (loss)	237	395	238	(4,990)
Adjusted operating income [1]	501	962	1,947	3,134

Number of prescriptions [2]	196.9	199.9	602.9	608.5
30-day equivalent prescriptions [2,3]	306.4	304.7	923.6	914.3
Number of locations at period end	8,595	8,727	8,595	8,727

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Sales	2.3	4.4	4.4	0.3
Gross profit	(5.5)	(3.1)	(5.9)	(7.1)
Selling, general and administrative expenses	(3.0)	(12.7)	(28.2)	38.8
Operating income (loss)	(40.0)	NM	NM	NM
Adjusted operating income [1]	(47.9)	(0.4)	(37.9)	(26.1)

Comparable sales [4]	3.5	7.0	5.5	4.6
Pharmacy sales	4.4	6.3	7.7	0.7
Comparable pharmacy sales [4]	5.7	9.8	9.1	6.5
Retail sales	(4.0)	(1.0)	(4.9)	(0.7)
Comparable retail sales [4]	(2.3)	(0.2)	(3.9)	0.0
Comparable number of prescription [2,4]	(0.6)	0.5	(0.1)	1.4
Comparable 30-day equivalent prescriptions [2,3,4]	1.6	1.6	1.9	0.6

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Gross margin	17.7	19.1	18.6	20.6
Selling, general and administrative expenses	17.0	17.9	18.5	26.9

WBA Q3 2024 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Includes vaccinations, including COVID-19. Total prescriptions represents total prescription volume dispensed at Walgreens’ retail drugstores, health and wellness services, and specialty and home delivery pharmacy services.
3Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.
4Comparable sales are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions and comparable number of 30-day equivalent prescriptions refer to total sales, pharmacy sales, retail sales, number of prescriptions and number of 30-day equivalent prescriptions, respectively. The method of calculating comparable sales varies across the retail industry and our method of calculating comparable sales may not be the same as other retailers’ methods. The nine months ended May 31, 2024 figures include an adjustment to remove February 29, 2024 results due to the leap year.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

Sales for the three months ended May 31, 2024 compared to three months ended May 31, 2023
Sales for the three months ended May 31, 2024 increased by 2.3 percent to $28.5 billion driven by pharmacy sales, partly offset by a retail decline. Comparable sales increased by 3.5 percent for the three months ended May 31, 2024.

Pharmacy sales increased by 4.4 percent for the three months ended May 31, 2024, benefiting from higher branded drug inflation and script growth. Comparable pharmacy sales increased 5.7 percent for the three months ended May 31, 2024. Comparable prescriptions filled in the third quarter, adjusted to 30-day equivalents increased 1.6 percent from the year-ago quarter while comparable prescriptions excluding immunizations increased 1.7 percent, in line with the market, which remains impacted by Medicaid redeterminations. Total prescriptions filled in the quarter, including immunizations, adjusted to 30-day equivalents was 306.4 million, an increase of 0.5 percent from the year-ago quarter. Pharmacy sales represented 76.5 percent of the segment’s sales, compared to 75.0 percent of the segment’s sales in the year-ago quarter

Retail sales decreased by 4.0 percent for the three months ended May 31, 2024, reflecting a challenging retail environment, and continued channel shift, partly offset by an increase in owned brand penetration, reflecting new product launches and value-seeking consumer behavior. Comparable retail sales decreased 2.3 percent in the three months ended May 31, 2024. Retail sales were 23.5 percent of the segment’s sales compared to 25.0 percent of the segment’s sales in the year-ago quarter.

Operating income for the three months ended May 31, 2024 compared to three months ended May 31, 2023
Gross profit was $5.0 billion for the three months ended May 31, 2024 compared to $5.3 billion in the year-ago quarter. Gross profit decreased 5.5 percent, primarily driven by brand mix impacts, generic prescription launches and increased reimbursement pressure, including the impact of unfavorable National Average Drug Acquisition Cost (“NADAC”) changes, net of procurement savings. Within gross profit, retail margins were negatively affected by increased promotional activity, which was increased in the quarter as a result of continued challenges in the U.S. retail environment, and higher shrink levels, partly offset by the positive impact on gross margin from category performance improvement initiatives.

Selling, general and administrative expenses as a percentage of sales were 17.0 percent for the three months ended May 31, 2024 and 17.9 percent for the three months ended May 31, 2023. The decrease was primarily driven by lower legal expense, lower project spend and cost savings, partially offset by lower sale-leaseback gains.

Operating income for the three months ended May 31, 2024 decreased by 40.0 percent to $237 million, compared to $395 million in the year-ago quarter. The decrease was primarily driven by lower pharmacy and retail gross profit, and lower sale-leaseback gains, partially offset by lower legal expense, lower project spend, and cost savings.

WBA Q3 2024 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating income for the three months ended May 31, 2024 compared to three months ended May 31, 2023
Adjusted operating income for the three months ended May 31, 2024 decreased by 47.9 percent to $501 million. The decrease reflects a challenging retail environment, generic prescription launches and increased reimbursement pressure, including the impact of unfavorable NADAC changes, net of procurement savings, as well as lower sale-leaseback gains, reduced incentive accruals in the year-ago quarter and lower Cencora equity income, partly offset by cost savings initiatives.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2024 compared to nine months ended May 31, 2023
Sales for the nine months ended May 31, 2024 increased by 4.4 percent to $86.3 billion, driven almost entirely by pharmacy sales. Comparable sales increased by 5.5 percent for the nine months ended May 31, 2024.

Pharmacy sales increased by 7.7 percent for the nine months ended May 31, 2024, benefiting from higher branded drug inflation and strong execution in pharmacy services. Comparable pharmacy sales increased 9.1 percent for the nine months ended May 31, 2024. Comparable prescriptions for the nine months ended May 31, 2024, excluding immunizations, adjusted to 30-day equivalents, increased 2.1 percent, from the year-ago period. Total prescriptions filled for the nine months ended May 31, 2024, including immunizations, adjusted to 30-day equivalents was 923.6 million, an increase of 1.0 percent versus the year-ago period. Pharmacy sales represented 76.1 percent of the segment’s sales, compared to 73.8 percent of the segment's sales in the year-ago period

Retail sales decreased by 4.9 percent for the nine months ended May 31, 2024, reflecting a challenging retail environment, channel shift, a weaker respiratory season, and lower seasonal sales. Comparable retail sales decreased 3.9 percent in the nine months ended May 31, 2024. Retail sales were 23.9 percent of the segment’s sales compared to 26.2 percent of the segment’s sales in the year-ago period

Operating income for the nine months ended May 31, 2024 compared to operating loss for nine months ended May 31, 2023
Gross profit was $16.0 billion for the nine months ended May 31, 2024 compared to $17.0 billion in the year-ago period. Gross profit decreased 5.9 percent, primarily driven by brand mix impacts, generic prescription launches and increased reimbursement pressure, including the impact of unfavorable NADAC changes in the current period, net of procurement savings, and lower retail scan volume driven by softer US market trends and higher shrink levels, partly offset by strong execution in pharmacy services and the positive impact on gross margin from category performance improvement initiatives.

Selling, general and administrative expenses as a percentage of sales were 18.5 percent for the nine months ended May 31, 2024 and 26.9 percent for the nine months ended May 31, 2023. The decrease was almost entirely driven by the $6.8 billion charge for opioid-related claims and litigation settlements in the year-ago period, partly offset by the $455 million non-cash impairment charge related to certain long-lived assets and lower sale-leaseback gains in the current period.

Operating income for the nine months ended May 31, 2024 increased $5.2 billion to $238 million, compared to $5.0 billion of operating loss in the year-ago period. The increase was primarily driven by a $6.8 billion pre-tax charge for opioid-related claims and litigation settlements in the year-ago period, partly offset by lower pharmacy and retail gross profit and the $455 million non-cash impairment charge related to certain long-lived assets in the current period.

Adjusted operating income for the nine months ended May 31, 2024 compared to nine months ended May 31, 2023
Adjusted operating income for the nine months ended May 31, 2024 decreased by $1.2 billion to $1.9 billion. The decrease reflects lower pharmacy and retail gross profit due to generic prescription launches and increased pharmacy reimbursement pressure, including the impact of unfavorable NADAC changes, net of procurement savings, as well as reduced incentive accruals in the year-ago period and lower Cencora equity income, partly offset by execution in pharmacy services and cost savings.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2024 Form 10-Q	46

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

The International segment operates in currencies other than the U.S. dollar, including the British pound sterling, euro and Mexican peso and therefore the segment’s results are impacted by movements in foreign currency exchange rates. See Item 3, Quantitative and qualitative disclosure about market risk, for further information on currency risk.

The Company presents certain information related to operating results in “constant currency,” which is a non-GAAP financial measure. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency exclude the effects of fluctuations in foreign currency exchange rates. See “—Non-GAAP Measures.”

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Sales	$5,727	$5,573	$17,581	$16,414
Gross profit	1,222	1,173	3,720	3,421
Selling, general and administrative expenses	1,079	1,475	3,252	3,264
Operating income (loss)	143	(302)	468	156
Adjusted operating income [1]	175	208	562	676

Number of locations at period end	3,401	3,969	3,401	3,969

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Sales	2.8	5.0	7.1	(1.6)
Gross profit	4.2	7.1	8.7	(2.5)
Selling, general and administrative expenses	(26.9)	48.2	(0.4)	2.6
Operating income (loss)	NM	NM	199.4	(52.1)
Adjusted operating income [1]	(15.8)	19.8	(16.8)	20.1

Comparable sales in constant currency [2]	5.3	10.7	5.6	9.1
Pharmacy sales	(5.5)	2.5	0.3	(6.5)
Comparable pharmacy sales in constant currency [2]	5.4	6.4	3.2	3.5
Retail sales	4.0	9.3	9.6	2.2
Comparable retail sales in constant currency [2]	5.3	13.1	6.8	12.2

WBA Q3 2024 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Gross margin	21.3	21.0	21.2	20.8
Selling, general and administrative expenses	18.8	26.5	18.5	19.9

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Comparable sales in constant currency are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. Comparable sales in constant currency exclude wholesale sales in Germany and sales from dispositions in the current period. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency refer to total sales, pharmacy sales and retail sales, respectively. The method of calculating comparable sales in constant currency varies across the retail industry and our method of calculating comparable sales in constant currency may not be the same as other retailers’ methods. The nine months ended May 31, 2024 figures include an adjustment to remove February 29, 2024 results due to the leap year.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

Sales for the three months ended May 31, 2024 compared to three months ended May 31, 2023
Sales for the three months ended May 31, 2024 increased 2.8 percent to $5.7 billion. The favorable impact of currency translation on sales was 1.1 percentage points. Sales increased 1.6 percent on a constant currency basis, with the Germany wholesale business growing 4.9 percent and Boots UK sales growing 1.6 percent.

Pharmacy sales decreased 5.5 percent in the three months ended May 31, 2024 driven by the Chile business disposal. The favorable impact of currency translation on pharmacy sales was 3.1 percentage points. Comparable pharmacy sales in constant currency increased 5.4 percent compared to the year-ago quarter, reflecting Boots UK comparable pharmacy sales in constant currency increasing 5.8 percent. Pharmacy sales represented 15.3 percent of the segment’s sales.

Retail sales increased 4.0 percent for the three months ended May 31, 2024 driven by growth across all retail categories in Boots UK and increased total retail market share. The favorable impact of currency translation on retail sales was 2.4 percentage points. Comparable retail sales in constant currency increased 5.3 percent, driven by Boots UK comparable retail sales in constant currency increasing 6.0 percent compared to the year-ago quarter. Retail sales represented 32.1 percent of the segment’s sales.

Pharmaceutical wholesale sales increased 4.7 percent for the three months ended May 31, 2024 and represented 52.6 percent of the segment’s sales. The adverse impact of currency translation on pharmaceutical wholesale sales was 0.2 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales represents market growth in Germany.

Operating income for the three months ended May 31, 2024 compared to operating loss for the three months ended May 31, 2023
Gross profit increased 4.2 percent for the three months ended May 31, 2024. Gross profit was favorably impacted by 2.2 percentage points, or $26 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales in the UK.

WBA Q3 2024 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Selling, general and administrative expenses in the quarter decreased 26.9 percent from the year-ago quarter to $1.1 billion, reflecting an adverse currency impact of 1.6 percent. Excluding the impact of currency transaction, the decrease primarily reflects the non-cash impairment of pharmacy license intangible assets in the UK in the year-ago quarter.

Operating income for the three months ended May 31, 2024 increased $446 million to $143 million. The increase in operating income reflects the non-cash impairment of pharmacy license intangible assets in the UK in the year-ago quarter.

Adjusted operating income for the three months ended May 31, 2024 compared to three months ended May 31, 2023
Adjusted operating income for the three months ended May 31, 2024 decreased $33 million to $175 million. The decrease in adjusted operating income reflects real estate gains in the year-ago quarter.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2024 compared to nine months ended May 31, 2023
Sales for the nine months ended May 31, 2024 increased 7.1 percent to $17.6 billion. The favorable impact of currency translation on sales was 4.1 percentage points. Sales increased 3.0 percent on a constant currency basis, with the Germany wholesale business growing 4.7 percent and Boots UK sales growing 3.5 percent.

Pharmacy sales increased 0.3 percent in the nine months ended May 31, 2024. The favorable impact of currency translation on pharmacy sales was 5.5 percentage points. Comparable pharmacy sales in constant currency increased 3.2 percent compared to the year-ago period, reflecting Boots UK comparable pharmacy sales in constant currency increasing 2.7 percent. Pharmacy sales represented 15.3 percent of the segment’s sales.

Retail sales increased 9.6 percent for the nine months ended May 31, 2024 reflecting growth across all categories in Boots UK, and increased total retail market share. The favorable impact of currency translation on retail sales was 4.9 percentage points. Comparable retail sales in constant currency increased 6.8 percent, driven by Boots UK comparable retail sales in constant currency increasing 7.1 percent. Retail sales represented 33.7 percent of the segment’s sales.

Pharmaceutical wholesale sales increased 7.7 percent for the nine months ended May 31, 2024 and represented 50.9 percent of the segment’s sales. The favorable impact of currency translation on pharmaceutical wholesale sales was 3.1 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales reflects market growth in Germany.

Operating income for the nine months ended May 31, 2024 compared to nine months ended May 31, 2023
Gross profit increased 8.7 percent for the nine months ended May 31, 2024. Gross profit was favorably impacted by 4.8 percentage points, or $163 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales in the UK, and market growth in our Germany wholesale business.

Selling, general and administrative expenses for the nine months ended May 31, 2024 decreased 0.4 percent from the year-ago period to $3.3 billion, reflecting an adverse currency impact of 4.5 percentage points. Excluding the impact of currency translation, the decrease reflects the pharmacy license intangible assets impairment in the UK in the year-ago period, partially offset by real estate gains in the year-ago period and higher inflation and increased investment in information technology in the UK.

Operating income for the nine months ended May 31, 2024 increased 199.4 percent to $468 million. Operating income was favorably impacted by 9.1 percentage points, or $14 million as a result of currency translation. Excluding the impact of currency translation, the increase in operating income reflects lower selling, general and administrative expenses and higher retail sales in the UK.

Adjusted operating income for the nine months ended May 31, 2024 compared to nine months ended May 31, 2023
Adjusted operating income for the nine months ended May 31, 2024 decreased 16.8 percent to $562 million. Adjusted operating income in the quarter was favorably impacted by 2.6 percentage points, or $17 million, of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income reflects real estate gains in the year-ago period, and higher inflation and increased investment in information technology in the UK, partially offset by higher retail sales in the UK.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2024 Form 10-Q	49

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

FINANCIAL PERFORMANCE	(in millions, except location amounts)
	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Sales	$2,125	$1,975	$6,232	$4,597
Gross profit	181	89	498	138
Selling, general and administrative expenses	402	611	1,843	1,569
Impairment of goodwill	—	—	12,369	—
Operating loss (GAAP)	(220)	(522)	(13,715)	(1,431)
Adjusted operating loss [1]	(22)	(172)	(151)	(483)
Adjusted EBITDA (Non-GAAP measure) [1]	23	(113)	1	(346)

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the three months ended May 31, 2024 compared to three months ended May 31, 2023
Sales for the three months ended May 31, 2024 increased $150 million to $2.1 billion, led by VillageMD and Shields compared to the year-ago quarter. VillageMD sales, inclusive of Summit, increased 6.6 percent to $1.6 billion reflecting additional risk and fee-for-service lives under management, partly offset by the impact of clinic closures. Shields sales increased 23.5 percent to $143 million, driven by growth within existing partnerships.

Operating loss for the three months ended May 31, 2024 compared to three months ended May 31, 2023
Gross profit for the three months ended May 31, 2024 was $181 million, an increase of $93 million compared to the year-ago quarter reflecting growth led by VillageMD and Shields.

Selling, general and administrative expenses were $402 million for the three months ended May 31, 2024 compared to $611 million for the three months ended May 31, 2023. The decrease compared to the year-ago quarter was primarily driven by higher costs related to the Transformational Cost Management Program in the year-ago quarter, continued cost discipline, and lower acquisition-related costs.

Operating loss for the three months ended May 31, 2024 was $220 million, compared to a loss of $522 million in the year-ago quarter, a decrease of $302 million. The decrease was driven by the lower selling, general and administrative expenses and growth led by VillageMD and Shields.

Adjusted operating loss for the three months ended May 31, 2024 compared to three months ended May 31, 2023
Adjusted operating loss for the three months ended May 31, 2024 was $22 million, compared to a loss of $172 million in the year-ago quarter. The improvement compared to the year-ago quarter was driven by cost discipline and growth from VillageMD and Shields.

WBA Q3 2024 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted EBITDA (Non-GAAP measure) for the three months ended May 31, 2024 compared to three months ended May 31, 2023
Adjusted EBITDA of $23 million improved by $136 million compared to the year-ago quarter reflecting growth from VillageMD and Shields, and continued cost discipline.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2024 compared to nine months ended May 31, 2023
Sales for the nine months ended May 31, 2024 increased $1.6 billion to $6.2 billion, reflecting the acquisition of Summit by VillageMD, and growth led by VillageMD and Shields compared to the year-ago period. VillageMD sales, inclusive of Summit, increased $1.5 billion to $4.7 billion reflecting same clinic growth, additional full-risk lives, and increased multi-specialty productivity. Shields sales increased $71 million to $416 million, driven by further growth within existing partnerships.

Operating loss for the nine months ended May 31, 2024 compared to nine months ended May 31, 2023
Gross profit for the nine months ended May 31, 2024 was $498 million, an increase of $360 million compared to the year-ago period primarily reflecting the acquisition of Summit by VillageMD and growth led by VillageMD and Shields.

Selling, general and administrative expenses were $14.2 billion for the nine months ended May 31, 2024 compared to $1.6 billion for the nine months ended May 31, 2023. The increase compared to the year-ago period was primarily driven by the $12.4 billion non-cash impairment charge related to VillageMD goodwill and planned clinic closures.

Operating loss for the nine months ended May 31, 2024 was $13.7 billion, compared to a loss of $1.4 billion in the year-ago period, an increase of $12.3 billion. The increase was primarily driven by the $12.4 billion non-cash impairment charge related to VillageMD goodwill and planned clinic closures.

Adjusted operating loss for the nine months ended May 31, 2024 compared to nine months ended May 31, 2023
Adjusted operating loss for the nine months ended May 31, 2024 was $151 million, compared to a loss of $483 million in the year-ago period. The improvement compared to the year-ago period was driven by growth from VillageMD and Shields, and continued cost discipline.

Adjusted EBITDA (Non-GAAP measure) for the nine months ended May 31, 2024 compared to nine months ended May 31, 2023
Adjusted EBITDA of $1 million improved by $347 million compared to the year-ago period reflecting growth from VillageMD and Shields, and continued cost discipline.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2024 Form 10-Q	51

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

WBA Q3 2024 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
NON-GAAP RECONCILIATIONS

Operating income (loss) to Adjusted operating income (loss) by segments (in millions)

The following are reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss), as well as reconciliations of consolidated operating income (loss) (GAAP measure) to consolidated adjusted operating income (Non-GAAP measure):

	Three months ended May 31, 2024
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$237	$143	$(220)	$(50)	$111
Acquisition-related amortization	97	16	154	—	266
Transformational cost management	80	14	1	1	95
Acquisition-related costs	15	2	44	7	68
Adjustments to equity earnings in Cencora	57	—	—	—	57
Certain legal and regulatory accruals and settlements	52	—	—	—	52
LIFO provision	(36)	—	—	—	(36)
Adjusted operating income (loss) (Non-GAAP measure)	$501	$175	$(22)	$(42)	$613

	Three months ended May 31, 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$395	$(302)	$(522)	$(48)	$(477)
Transformational cost management	103	194	113	3	414
Impairment of intangible assets	—	299	—	—	299
Acquisition-related amortization	81	15	178	—	274
Certain legal and regulatory accruals and settlements	268	—	—	—	268
Acquisition-related costs	3	2	59	6	70
Adjustments to equity earnings in Cencora	61	—	—	—	61
LIFO provision	51	—	—	—	51
Adjusted operating income (loss) (Non-GAAP measure)	$962	$208	$(172)	$(39)	$959

WBA Q3 2024 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine months ended May 31, 2024
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$238	$468	$(13,715)	$(90)	$(13,099)
Impairment of goodwill, intangibles and long-lived assets	478	—	12,579	34	13,091
Acquisition-related amortization	287	47	478	—	811
Acquisition-related costs	75	11	502	(108)	480
Transformational cost management	354	37	5	6	401
Certain legal and regulatory accruals and settlements	376	—	—	—	376
Adjustments to equity earnings in Cencora	129	—	—	—	129
LIFO provision	11	—	—	—	11
Adjusted operating income (loss) (Non-GAAP measure)	$1,947	$562	$(151)	$(158)	$2,200

	Nine months ended May 31, 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating (loss) income (GAAP)	$(4,990)	$156	$(1,431)	$(167)	$(6,431)
Certain legal and regulatory accruals and settlements	7,249	—	—	—	7,249
Acquisition-related amortization	236	45	570	—	851
Transformational cost management	368	206	113	10	697
Impairment of intangible assets	—	299	—	—	299
Acquisition-related costs	4	(29)	265	18	257
Adjustments to equity earnings in Cencora	178	—	—	—	178
LIFO provision	89	—	—	—	89
Adjusted operating income (loss) (Non-GAAP measure)	$3,134	$676	$(483)	$(139)	$3,188

WBA Q3 2024 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net earnings (loss) to Adjusted net earnings & Diluted Net earnings (loss) per share to Adjusted diluted net earnings per share (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	$344	$118	$(5,631)	$(2,900)

Adjustments to operating income (loss):
Impairment of goodwill, intangibles and long-lived assets [1]	—	299	13,091	299
Acquisition-related costs [2]	68	70	480	257
Acquisition-related amortization [3]	266	274	811	851
Certain legal and regulatory accruals and settlements [4]	52	268	376	7,249
Transformational cost management [5]	95	414	401	697
Adjustments to equity earnings in Cencora [6]	57	61	129	178
LIFO provision [7]	(36)	51	11	89
Total adjustments to operating income (loss)	502	1,436	15,299	9,620

Adjustments to other income, net:
(Gain) loss on certain non-hedging derivatives [8]	(155)	26	733	26
Gain on sale of equity method investment [9]	(88)	(179)	(940)	(1,692)
Gain on investments, net [10]	—	(76)	—	(76)
Loss on disposal of business [11]	—	—	4	—
Total adjustments to other income, net	(244)	(229)	(203)	(1,742)

Adjustments to interest expense, net:
Interest expense on debt [12]	6	—	12	—
Total adjustments to interest expense, net	6	—	12	—

Adjustments to income tax provision (benefit):
Tax impact of adjustments [13]	(23)	(408)	(821)	(1,968)
Equity method non-cash tax [13]	6	10	20	33
Total adjustments to income tax provision (benefit)	(17)	(397)	(800)	(1,935)

Adjustments to post-tax (loss) earnings from other equity method investments:
Adjustments to earnings in other equity method investments [14]	6	9	25	31
Total adjustments to post-tax (loss) earnings from other equity method investments	6	9	25	31

Adjustments to net loss attributable to non-controlling interests:
Transformational cost management [5]	(1)	—	(1)	—
Impairment of goodwill, intangibles and long-lived assets [1]	—	—	(6,195)	—
Acquisition-related costs [2]	(14)	(16)	(200)	(71)
Acquisition-related amortization [3]	(37)	(61)	(153)	(139)

WBA Q3 2024 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Total adjustments to net loss attributable to non-controlling interests	(52)	(77)	(6,549)	(210)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$545	$860	$2,152	$2,864

Diluted net earnings (loss) per common share (GAAP) [15]	$0.40	$0.14	$(6.53)	$(3.36)
Adjustments to operating income (loss)	0.58	1.66	17.70	11.14
Adjustments to other income, net	(0.28)	(0.27)	(0.23)	(2.02)
Adjustments to interest expense, net	0.01	—	0.01	—
Adjustments to income tax provision (benefit)	(0.02)	(0.46)	(0.93)	(2.24)
Adjustments to post-tax (loss) earnings from other equity method investments	0.01	0.01	0.03	0.04
Adjustments to net loss attributable to non-controlling interests	(0.06)	(0.09)	(7.58)	(0.24)
Adjusted diluted net earnings per common share (Non-GAAP measure) [16]	$0.63	$1.00	$2.49	$3.32

Weighted average common shares outstanding, diluted (in millions) [16]	864.3	863.8	864.3	863.8

Operating loss to Adjusted EBITDA for U.S. Healthcare segment (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2024	2023	2024	2023
Operating loss (GAAP) [17]	$(220)	$(522)	$(13,715)	$(1,431)
Impairment of goodwill, intangibles and long-lived assets [1]	—	—	12,579	—
Acquisition-related amortization [3]	154	178	478	570
Acquisition-related costs [2]	44	59	502	265
Transformational cost management [5]	1	113	5	113
Adjusted operating loss	(22)	(172)	(151)	(483)
Depreciation expense	32	43	113	92
Stock-based compensation expense [18]	13	16	39	45
Adjusted EBITDA (Non-GAAP measure)	$23	$(113)	$1	$(346)

1	Impairment of goodwill, intangibles and long-lived assets recognized in the nine months ended May 31, 2024 resulted from the interim goodwill impairment assessment for the VillageMD reporting unit. These charges do not relate to the ordinary course of the Company’s business. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded in Selling, general and administrative expenses and Impairment of goodwill within the Consolidated Condensed Statements of Earnings.
2	Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities recorded in Operating income (loss) within the Consolidated Condensed Statement of Earnings. Examples of such costs include deal costs, severance, stock-based compensation, employee transaction success bonuses, and other integration related exit and disposal charges. These charges are primarily recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.

WBA Q3 2024 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

3	Acquisition-related amortization includes amortization of acquisition-related intangible assets, inventory valuation adjustments and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, trade names, trademarks, developed technology and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. The stock-based compensation fair valuation adjustment reflects the difference between the fair value based remeasurement of awards under purchase accounting and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.
4	Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings, including legal defense costs. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. In fiscal 2023, the Company recorded charges related to the opioid litigation settlement frameworks and certain other legal matters.
5	Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.
6	Adjustments to equity earnings in Cencora consist of the Company’s proportionate share of non-GAAP adjustments reported by Cencora consistent with the Company’s non-GAAP measures.
7	The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the U.S. Retail Pharmacy segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items.
8	Includes fair value gains or losses on the VPF derivatives and certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within Other income, net. The Company does not believe this volatility related to the mark-to-market adjustments on the underlying derivative instruments reflects the Company’s operational performance.
9	Gains on the sale of equity method investments are recorded in Other income, net within the Consolidated Condensed Statements of Earnings. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business.
10	Includes significant gains resulting from the change in classification of investments as well as the fair value adjustments recorded to Other income, net. During the three months ended May 31, 2023, the Company recorded pre-tax gains of $76 million related to the change in classification of its previously held equity method investment in Option Care Health to an investment in equity security held at fair value.
11	Includes losses related to the sale of businesses. These charges are recorded in Other income net, within the Consolidated Condensed Statements of Earnings.
12	Includes interest expense on external debt to fund incremental contributions to the Boots Plan required to complete the Trustee's acquisition of a bulk annuity policy (the "Buy-In") from Legal & General. The payments and related incremental interest expense are not indicative of normal operating performance.
13	Adjustments to income tax provision (benefit) include adjustments to the GAAP basis tax benefit commensurate with non-GAAP adjustments and certain discrete tax items including U.S. and UK tax law changes and equity method non-cash tax. These charges are recorded in Income tax provision (benefit) within the Consolidated Condensed Statements of Earnings.
14	Adjustments to post-tax (loss) earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded in Post-tax (loss) earnings from other equity method investments within the Consolidated Condensed Statements of Earnings. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.
15	Due to the anti-dilutive effect resulting from periods where the Company reports a net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the calculation of weighted-average common shares outstanding for diluted net loss per common share.
16	Includes impact of potentially dilutive securities in the calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes.

WBA Q3 2024 Form 10-Q	57

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

17	The Company reconciles Adjusted EBITDA for the U.S. Healthcare segment to Operating loss as the closest GAAP measure for the segment profitability. The Company does not measure Net earnings attributable to Walgreens Boots Alliance, Inc. for its segments.
18	Includes GAAP stock-based compensation expense excluding expenses related to acquisition-related amortization and acquisition-related costs.

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

Cash, cash equivalents and restricted cash were $740 million (including $147 million in non-U.S. jurisdictions) as of May 31, 2024 compared to $856 million (including $144 million in non-U.S. jurisdictions) as of August 31, 2023. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

WBA Q3 2024 Form 10-Q	58

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
On November 23, 2023, with financial support from the Company, Boots Pensions Limited, in its capacity as trustee of the Boots Pension Plan, entered into a Bulk Purchase Annuity Agreement with Legal & General Assurance Society Limited to insure the benefits of all 53,000 of its members. The Company has committed to contributing approximately $970 million to $1.0 billion to the Boots Plan (including the acceleration of previously committed contributions) to fund the purchase of a bulk annuity policy. During the three and nine months ended May 31, 2024, the Company paid $32 million and $411 million, respectively, of the commitment, with the remaining amount expected to be paid within the next two years. See Note 12. Retirement benefits to the Consolidated Condensed Financial Statements for further information.

At May 31, 2024, the Company had no guarantees outstanding and the letters of credit issued were not material. See Note 7. Debt to the Consolidated Condensed Financial Statements for further information on the Company’s debt instruments and its recent financing actions.

Cash flows from operating activities
Net cash used for operating activities was $314 million compared to net cash provided by operating activities of $1.2 billion for the nine months ended May 31, 2024 and May 31, 2023, respectively. The decrease in cash provided by operating activities is primarily driven by $780 million higher in payments related to legal matters, the Boots Plan Annuity premium payments, changes in net working capital, lower earnings and underlying seasonality. Changes in net working capital are primarily driven by higher levels of inventory as compared to year-ago period.

Cash flows from investing activities
Net cash provided by investing activities was $1.1 billion compared to net cash used for investing activities of $3.2 billion for the nine months ended May 31, 2024 and May 31, 2023, respectively.

Net cash provided by investing activities for the nine months ended May 31, 2024 includes proceeds from sale-leaseback transactions of $773 million and sale proceeds of $1.6 billion related to the Company's sale of Cencora common stock offset by additions to property, plant and equipment of $1.1 billion.

Net cash used for investing activities for the nine months ended May 31, 2023 includes the Summit business acquisition, net of cash acquired of $6.7 billion, partially offset by cash proceeds of $3.5 billion related to the Company's sale of Cencora and Option Care common stock, and cash proceeds of $1.5 billion from sale-leaseback transactions.

See Note 2. Acquisitions and other investments and Note 5. Equity method investments to the Consolidated Condensed Financial Statements for further information.

Capital Expenditure
Capital expenditure primarily includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

	Nine months ended May 31,
	2024	2023
U.S. Retail Pharmacy	$870	$1,138
International	187	214
U.S. Healthcare	78	281
Total additions to property, plant and equipment	$1,135	$1,633

The decrease in capital expenditure represents the reprioritization of growth initiatives, including the reduction in VillageMD footprint expansion, the rollout of micro-fulfillment centers, and digital transformation initiatives.

Cash flows from financing activities
Net cash used for financing activities for the nine months ended May 31, 2024 was $912 million compared to net cash provided by financing activities of $573 million in the year-ago period.

WBA Q3 2024 Form 10-Q	59

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
In the nine months ended May 31, 2024, there were $23.1 billion in proceeds from debt, primarily from revolving credit facilities and issuance of commercial paper, compared to $5.4 billion in proceeds from debt, primarily from issuance of commercial paper and credit facilities, in the year-ago period. In the nine months ended May 31, 2024 there were $23.1 billion in payments of debt made primarily for revolving credit facilities and commercial paper compared to $5.2 billion in payments of credit facilities and commercial paper, in the year-ago period. See Note 7. Debt, to the Consolidated Condensed Financial Statements for further information.

In the nine months ended May 31, 2024, the Company entered into VPF transactions with third-party financial institutions and received prepayments of $424 million related to the forward sale of up to 2.7 million shares of Cencora common stock, and $644 million in prepayments related to the forward sale of 4.6 million shares in the year-ago period. See Note 5. Equity method investments and Note 8. Financial instruments, to the Consolidated Condensed Financial Statements for further information.

The Company purchased treasury shares to support the needs of the employee stock plans totaling $69 million and $150 million during the nine months ended May 31, 2024 and May 31, 2023, respectively. The Company did not repurchase stock pursuant to the stock repurchase programs described below.

In the nine months ended May 31, 2023, the Company received $2.7 billion in proceeds from the issuance of preferred units in VillageMD to Cigna as part of the Summit acquisition and subsequent exercise of tranche rights.

Cash dividends paid were $1.0 billion and $1.2 billion during the nine months ended May 31, 2024 and May 31, 2023, respectively.

Stock repurchase program
In June 2018, the Company's Board of Director's approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company's common stock of which the Company had repurchased $8.0 billion as of May 31, 2024. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

Debt covenants
Each of the Company’s credit facilities described in Note 7. Debt, to the Consolidated Condensed Financial Statements, contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of May 31, 2024, the Company was in compliance with all such applicable financial covenants.

Credit ratings
As of June 26, 2024, the credit ratings of Walgreens Boots Alliance were:

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

WBA Q3 2024 Form 10-Q	60

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Company’s senior unsecured debt ratings were lowered to BBB- with a negative outlook by Standard and Poor’s in October 2023 and Ba2 (below investment grade) with a stable outlook by Moody’s in December 2023. The reduction in the Company's credit ratings has limited impact to the cost of interest on existing debt, but has minimally increased borrowing margins under certain credit facilities that are tied to ratings grids or similar terms. The Company's current credit ratings significantly reduce the Company's ability to issue commercial paper, may increase the cost of new financing for the Company, and may decrease access to credit and debt capital markets. As of May 31, 2024, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion, with $70 million in funds drawn under these facilities.

WBA Q3 2024 Form 10-Q	61

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, any statements regarding the Company's future operations, financial or operating results, capital allocation, anticipated debt levels and ratios, future earnings, planned activities, anticipated growth, goodwill impairment, market opportunities, strategies, competition, and other expectations and targets for future periods. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “opportunity,” “guidance,” “projection,” “target,” “aim,” “continue,” “transform,” “strive,” “enable,” “create,” “position,” “accelerate,” “model,” “long-term,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” “potential,” “preliminary,” and variations of such words and similar expressions are intended to identify such forward-looking statements.

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

WBA Q3 2024 Form 10-Q	62

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

Information regarding the Company's transactions and financial instruments are set forth in Note 8. Financial instruments, to the Consolidated Condensed Financial Statements. These financial instruments are sensitive to changes in interest rates. As of May 31, 2024, the Company had $2.4 billion of debt obligations at floating interest rates. A hypothetical 100 basis points increase in prevailing interest rates would increase annual interest expense on floating rate debt by approximately $24 million.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of May 31, 2024, by approximately $43 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in Cencora common stock price may have a significant impact on the fair value of the equity method investment in Cencora. As of May 31, 2024, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Cencora common stock held by the Company by $553 million.

Changes in Cencora common stock price may have a significant impact on the fair value of the variable prepaid forward derivative contracts. As of May 31, 2024, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Company's variable prepaid forward contract liabilities by $397 million and $352 million, respectively.

See Note 5. Equity method investments and Note 8. Financial instruments to the Consolidated Condensed Financial Statements for further details.

WBA Q3 2024 Form 10-Q	63

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended May 31, 2024 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q3 2024 Form 10-Q	64

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1. Legal proceedings
The information in response to this item is incorporated herein by reference to Note 10. Commitments and contingencies, to the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A. Risk factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. “Risk factors” in the 2023 10-K for the year ended August 31, 2023, as amended by Form 10-K/A for the fiscal year ended August 31, 2023 filed on November 22, 2023, as further amended and supplemented by the risk factors set forth below, which could materially affect our business, financial condition or future results.

We have a substantial amount of goodwill and other intangible assets that have become impaired and could, in the future, become further impaired, resulting in material non-cash charges to our results of operations.

As of May 31, 2024, we had $15.8 billion of goodwill and $12.8 billion of other intangible assets on our Consolidated Condensed Balance Sheets. We evaluate this goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently when and if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. As part of this impairment analysis, we determine fair value for each reporting unit using both the income and market approaches. Estimated fair values have and could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt and equity, capital expenditure levels, operating cash flows, or market capitalization. In the second quarter of fiscal 2024, we recorded $12.4 billion of non-cash impairment charges related to VillageMD goodwill. Further impairments may occur and may have a material impact on our financial condition and results of operations. We will continue to monitor the fair value of our reporting units, investments and other intangible assets, as well as our market capitalization and the impact of any economic downturn on our business, to determine if there is any further impairment in future periods.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about purchases by the Company during the quarter ended May 31, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced plans or programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or programs [1]
03/01/24 - 03/31/24	—	$—	—	$2,003,419,960
04/01/24 - 04/30/24	—	—	—	2,003,419,960
05/01/24 - 05/31/24	—	—	—	2,003,419,960
	—		—
1On June 28, 2018, the Company announced a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance Inc. common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 5. Other information

During the three months ended May 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

WBA Q3 2024 Form 10-Q	65

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
In June 2024, the Board approved a form of indemnification agreement (the “Indemnification Agreement”) to be entered into by and between the Company and each of its directors and select officers to provide for rights to indemnification and advancement of expenses generally consistent with the Company’s Amended and Restated Bylaws, which provide for mandatory indemnification and advancement of expenses to the fullest extent authorized by the General Corporation Law of the State of Delaware for directors and officers of the Company. The foregoing description of the Indemnification Agreement is not complete and is qualified in its entirety by reference to the Indemnification Agreement filed herewith as Exhibit 10.2 and incorporated herein by reference.

WBA Q3 2024 Form 10-Q	66

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B (File No. 1-36759) filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on January 31, 2023.
10.1*	Separation and Consulting Services Agreement by and between Walgreen Co. and John Driscoll, dated March 27, 2024.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K (File No. 1-36759) filed with the SEC on March 28, 2024.
10.2*	Form of Indemnification Agreement between Walgreens Boots Alliance, Inc. and its directors and officers.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2024 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

WBA Q3 2024 Form 10-Q	67

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
* Management contract or compensatory plan or arrangement.

WBA Q3 2024 Form 10-Q	68

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: June 27, 2024	/s/ Manmohan Mahajan
Manmohan Mahajan
Executive Vice President and Global Chief Financial Officer
Principal Financial Officer

Dated: June 27, 2024	/s/ Todd D. Heckman
Todd D. Heckman
Senior Vice President, Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q3 2024 Form 10-Q	69