Form 10-K
period 2024-08-31
Walgreens Boots Alliance, Inc.
filed 2024-10-15
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐           No ☑

As of February 29, 2024, the aggregate market value of Walgreens Boots Alliance, Inc. common stock held by non-affiliates (based on the closing transaction price on Thursday, February 29, 2024) was approximately $15.2 billion. As of October 8, 2024, there were 864,617,130 shares of Walgreens Boots Alliance, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended August 31, 2024 are incorporated by reference into Part III of this Form 10-K as indicated herein.

WBA Fiscal 2024 Form 10-K

Walgreens Boots Alliance, Inc.
Annual Report on Form 10-K

References in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to “fiscal 2024,” “fiscal 2023,” and “fiscal 2022” refer to our fiscal years ended August 31, 2024, August 31, 2023, and August 31, 2022, respectively.

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
WBA Fiscal 2024 Form 10-K

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

Walgreens Boots Alliance is one of the largest retail pharmacy, health and daily living destinations across the United States (“U.S.”) and Europe with sales of $147.7 billion in fiscal 2024. Walgreens Boots Alliance has a presence in 8 countries and employs approximately 312,000 people. In addition, Walgreens Boots Alliance is also one of the world’s largest purchasers of prescription drugs and many other health and well-being products. The Company’s size, scale and expertise are instrumental in helping expand the supply of, and helping to address the rising cost of prescription drugs in the U.S. and worldwide.

A trusted, global innovator in retail pharmacy with approximately 12,500 locations across the U.S., Europe and Latin America, Walgreens Boots Alliance plays a critical role in the healthcare ecosystem. The Company is reimagining local healthcare and well-being for all as part of its purpose - to create more joyful lives through better health. By dispensing medicines, improving access to a wide range of health services, providing high quality health and beauty products and offering anytime, anywhere convenience across its digital platforms, the Company is shaping the future of healthcare in the thousands of communities it serves. Walgreens Boots Alliance is going beyond pharmacy to coordinate with health plans and health systems, as well as with providers to engage patients in underserved communities to help improve the quality of care and outcomes, while also lowering overall costs. The Company offers a connected healthcare experience that can help drive better outcomes within communities, as it continues to accelerate the shift to value-based care, which prioritizes quality of patient care over quantity of services provided. The Company’s deepened focus on healthcare includes expanding services across primary, multi-specialty and urgent care providers serving patients in traditional clinic settings, in patients’ homes and virtual platforms.

The Company provides customers with convenient, omni-channel access through its portfolio of retail and business brands, which includes retail drugstores Walgreens, Boots, Duane Reade and Benavides as well its product brands such as No7, Soap & Glory, Free & Pure, NICE!, Liz Earle, Botanics, Sleek MakeUP and YourGoodSkin. The Company’s health and beauty product brands are enhanced by its in-house product research and development capabilities.

As part of its commitment to Environmental, Social and Governance (“ESG”) progress, the Company is proud of its health-centered sustainability strategy that focuses on healthy communities, a healthy planet, a healthy and inclusive workplace and a sustainable marketplace. Walgreens Boots Alliance is a participant in the United Nations Global Compact and adheres to its principles-based approach to responsible business. The Company has been recognized as an industry leader in several areas, including being named Disability:IN’s Employer of the Year for 2023 and, for its commitment to operating sustainably the Company was named to the Dow Jones Sustainability Indices (“DJSI”) North America Index in 2023, for the fourth consecutive year.

Industry overview

Retail pharmacy

The retail pharmacy industry is highly competitive and dynamic with approximately 40,000 retail locations throughout the U.S. Pharmacists nationwide have been playing an increasingly important role in healthcare delivery over recent years and retail locations provide the much-needed access for a range of critical pharmacy and healthcare services, such as vaccinations and testing services. It is estimated that approximately 90 percent of the U.S. population lives within five miles of a retail pharmacy.

Prescription drugs play a significant role in healthcare and constitute a first line of treatment for many chronic and acute medical conditions. The Company believes the long-term outlook for prescription drug utilization is strong due, in part, to a number of factors, including aging populations, higher prevalence of chronic disease, increases in availability of generic drugs, the continued development of cost-effective innovative drug therapies, and further brand innovation such as the rise and growth of Glucagon-Like Peptide-1s (also known as “GLP-1s”). Further, in the U.S., some form of insurance coverage for individuals for prescription drugs is expanding, including for the “baby boomers,” who are becoming increasingly eligible for federally funded Medicare Part D prescription benefits.

WBA Fiscal 2024 Form 10-K	1

The retail pharmacy industry across the globe relies significantly on private and governmental third-party payors. Many private organizations throughout the healthcare industry, including pharmacy benefit managers (“PBMs”) and health insurance companies, have consolidated over recent years to create larger healthcare entities with greater bargaining power. Third-party payors, including the Medicare Part D plans and state-sponsored Medicaid and related managed care Medicaid agencies in the U.S., have the ability to change eligibility requirements and/or reduce certain reimbursement rates. In addition, in many European countries, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility and reimbursement levels to help control costs for the government-sponsored healthcare system. Another notable development in Europe came in January 2024, when the National Health Service (“NHS”) announced the rollout of its Pharmacy First Service. Boots stores across England now offer access to advice and treatment, including some prescription-only medicines, for seven common conditions under the NHS initiative. Changes in law or regulation can also impact reimbursement rates and terms. As an example, the Patient Protection and Affordable Care Act (the “ACA”) was enacted to help control federal healthcare spending, including for prescription drugs, in the U.S. These changes generally have been aimed at reducing Medicaid reimbursements in the U.S. and State Medicaid programs are also expected to continue to seek reductions in reimbursements. In addition, the Inflation Reduction Act of 2022 (the “IRA”), which began to take effect in 2023, includes policies designed to have a direct impact on drug prices and reduce drug spending by the federal government. The IRA requires drug manufacturers to pay rebates to Medicare if they increase prices faster than the inflation rate for drugs prescribed for Medicare beneficiaries. The mechanics of the rebate calculation mimic those of the Medicaid reimbursement, but the expansion of inflation-based rebates may further complicate pricing strategies, particularly with the availability of new medications. When third-party payors or governmental authorities take actions that restrict eligibility or reduce prices or reimbursement rates, sales and margins in the retail pharmacy industry could be reduced, which would adversely affect industry profitability. In some cases, these possible adverse effects may be partially or entirely offset by controlling inventory costs and other expenses, dispensing a greater amount of higher margin generics, finding new revenue streams through pharmacy services or other offerings and/or dispensing a greater volume of prescriptions.

These industry dynamics and challenges have been ongoing and some have intensified in recent years. The Company has always had a continuous focus on driving operational efficiencies and cost reduction. Generic prescription drugs have continued to help lower overall costs for customers and third-party payors. The Company expects the utilization of generic pharmaceuticals to continue to increase, and industry data shows that generic drugs and biosimilars represent approximately 90% of all prescriptions filled. In general, in the U.S., generic versions of drugs generate lower sales dollars per prescription, but higher gross profit dollars as compared with patent-protected brand name drugs. The impact on retail pharmacy gross profit dollars can be significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can vary and the timing of generic conversions can be difficult to predict, which can have a significant impact on retail pharmacy sales and gross profits. In the U.S., the specialty prescription business is also growing and generates higher sales dollars per prescription, but lower gross margin, as compared to generic prescription drugs.

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

WBA Fiscal 2024 Form 10-K	2

The Company’s U.S. Healthcare segment is a healthcare business that is powered by a nationally scaled, locally delivered healthcare platform, organically developed clinical programs and strategic collaboration with WBA’s majority-owned businesses, including Village Practice Management Company, LLC (“VillageMD”), Shields Health Solutions Parent, LLC (“Shields”) and CCX Next, LLC (“CareCentrix”). The Company is working to build a personalized, omni-channel experience across a world-class healthcare services organization across critical patient touch points such as the post-acute care management journey. The U.S. Healthcare segment endeavors to improve health outcomes and make healthcare more accessible. This includes building a differentiated value-based care delivery model that successfully integrates pharmacy and medical care for a value-based care market that is expected to increase significantly by 2027.

The Company is positioned to leverage its core assets and competencies in pharmacy, retail and consumer engagement, along with a range of healthcare assets and portfolio investments. This represents a growth opportunity to capitalize on by partnering with providers and health systems transitioning into value-based care payment models, enabling improved care delivery and augmenting existing care teams with integrated pharmacy and wrap-around services. Additionally, payors who are looking to differentiate their benefit design and performance through enhanced network access, lower cost services and innovative programs that enhance clinical quality stand to benefit.

See Note 16. Segment reporting to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

Recent Developments
The information set forth in Part II, Item 7 of this Form 10-K under the caption “Recent Developments” is incorporated herein by reference.

Segments
The Company’s operations are conducted through three reportable segments:
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

In fiscal 2024, our segment sales were: U.S. Retail Pharmacy $115.8 billion, International $23.6 billion and U.S. Healthcare $8.3 billion. Additional information relating to our segments is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, and in Note 16. Segment reporting to the Consolidated Financial Statements included in Part II, Item 8.

U.S. Retail Pharmacy
The Company’s U.S. Retail Pharmacy segment includes the Walgreens business which is comprised of the operations of retail drugstores, health and wellness services, specialty and home delivery pharmacy services, and its equity method investment in Cencora, Inc. (“Cencora”).

Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise. The U.S. Retail Pharmacy segment (excluding equity method investments) has pharmacy-led health and beauty retail offerings in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company operated 8,560 retail and healthcare locations in the segment as of August 31, 2024. The principal retail pharmacy brands in the segment are Walgreens and Duane Reade. The Company is a market leader in the U.S. and, as of August 31, 2024, approximately 78% of the population of the U.S. lived within five miles of a Walgreens or Duane Reade retail pharmacy.

The Company is focused on creating a more modern pharmacy aligned to a wider range of healthcare services. Significant investments have accelerated the Company’s customer-centric approach, with specific focus on transforming omni-channel capabilities and offerings across retail and healthcare. The Company’s services help improve health outcomes for patients and manage costs for payors, including employers, managed care organizations, health systems, PBMs and the public sector. The Company utilizes its retail network as a channel to provide health and wellness services to its customers and patients, as illustrated by the Company’s ability to play a significant role in providing vaccinations. Additionally, through our key collaborations, we aim to develop new healthcare delivery models and to improve the speed, efficiency and safety of the prescription fulfillment process.

The Company also provides specialty pharmacy and mail services and offers certain other health and wellness services throughout the U.S. The Company employs more than 89,000 healthcare service providers, including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals.

WBA Fiscal 2024 Form 10-K	3

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

The myWalgreens customer loyalty program provides an interface for customers to access the Company’s enhanced and growing digital offering. The program allows members to receive discounts, in addition to earning Walgreens Cash rewards on storewide purchases. The cash benefit is applied as the customer chooses, not just to future transactions at Walgreens but also in support of the customer’s favorite charity or community cause. The number of myWalgreens members continues to grow and as of August 31, 2024, totaled approximately 124 million.

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

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Pharmacy	77%	74%	74%
Retail	23%	26%	26%
Total	100%	100%	100%

The Company filled 796 million prescriptions (including vaccinations) in the segment in fiscal 2024. Adjusted to 30-day equivalents, prescriptions filled were 1.2 billion in fiscal 2024. The Company fills prescriptions under Medicare, Medicaid and other publicly financed or sponsored health benefit and prescription drug plans and programs, including the federal 340B drug pricing program. Sales where reimbursement is received from managed care organizations, governmental agencies, PBMs and private insurance were approximately 97% of the segment’s fiscal 2024 Pharmacy sales.

The Company fills prescriptions for many state and federal governmental health care programs, including Medicare Part D plans and Medicaid public assistance programs contributing to approximately 29% and 5%, respectively, of the segment’s fiscal 2024 sales.

The Company’s myWalgreens Credit Card program features the myWalgreens Mastercard and the myWalgreens Credit Card. These cards are the first ever of their kind to reward more personalized wellbeing choices and offer industry-leading rewards at Walgreens locations, Walgreens.com, Duane Reade stores, via the Walgreens mobile app, and wherever Mastercard is accepted.

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

WBA Fiscal 2024 Form 10-K	4

The Company continuously faces reimbursement pressure from PBMs, government, health maintenance organizations, managed care organizations and other commercial third-party payors. Agreements with these payors are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and the Company’s reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. The Company experienced lower reimbursement rates in fiscal 2024 as compared to the prior year. The Company expects these pressures to continue.

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

Pharmacy-led health and beauty retail businesses include Boots branded stores in the United Kingdom (“UK”), the Republic of Ireland and Thailand and the Benavides brand in Mexico. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products. The Company operated 3,688 retail stores and opticians locations in the segment as of August 31, 2024 (see Item 2. Properties, for information regarding geographic coverage) and has grown its omni-channel platform, including its online presence, in recent years. In the UK, the Company is a market leader and its retail stores are conveniently located with pharmacists well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities the Company serves.

The Boots omni-channel offering is differentiated from that of competitors due to the product brands the Company owns, such as No7, Liz Earle, Soap & Glory, Botanics, Sleek MakeUp and Boots own label of health, beauty and baby products, together with its long established reputation for trust and customer care. The Company’s brands portfolio is enhanced by its in-house product research and development capabilities. The Company has introduced new beauty brands and beauty halls in key locations. Certain of the product brands of the Company are also sold by third-party retailers.

The Company’s retail store networks are typically complemented by online platforms. In the UK, through the boots.com website and integrated mobile application, the ‘click and collect’ service normally allows customers to order from a range of over 43,000 products online and collect the following day from approximately 77% of the UK’s retail stores.

The Boots Advantage Card loyalty program, where customers earn points on purchases for redemption at a later date, continues to be a key element of the Boots offering. As of August 31, 2024, the number of active Boots Advantage Card members (members who have used their card in the last six months) totaled approximately 15 million.

In addition, Boots in the UK is one of the leaders in the optical market with 538 practices, of which 165 operated on a franchise basis as of August 31, 2024. Approximately 35% of these optical practices are located in Boots stores with the balance being standalone optical practices.

The components of the segment’s sales are Pharmacy (typically the sale of prescription drugs and provision of pharmacy-related services, subject to variation in particular jurisdictions depending upon regulatory and other factors) and Retail (primarily the sale of health and beauty products including beauty, toiletries and lifestyle merchandising, non-prescription drugs and, in the UK, the provision of optical services). Further, the segment also has a wholesale business in Germany with 30 distribution centers which distribute prescription medicines to pharmacies and other similar healthcare facilities.

WBA Fiscal 2024 Form 10-K	5

The segment’s sales are subject to the influence of seasonality, with the second fiscal quarter typically the strongest as a result of the winter holiday period. This seasonality affects the segment’s proportion of sales between Retail and Pharmacy during certain periods. The components of the segment’s fiscal year sales were as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Pharmacy	15%	17%	17%
Retail	34%	33%	32%
Wholesale	51%	51%	51%
Total	100%	100%	100%

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

U.S. Healthcare
The Company’s U.S. Healthcare segment engages consumers through a personalized, omni-channel experience across the care journey. The U.S. Healthcare segment delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a national provider of value-based care with primary, multi-specialty, and urgent care providers serving patients in traditional clinic settings, in patients’ homes and online appointments; as well as Shields, a specialty pharmacy integrator and accelerator for hospitals; and CareCentrix, a participant in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with different participants in the healthcare ecosystem to provide commercial and clinical healthcare services.

The components of the segment’s fiscal year sales were as follows:

	Fiscal 2024	Fiscal 2023
VillageMD	75%	70%
Shields	7%	7%
CareCentrix	17%	23%
Total	100%	100%

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

WBA Fiscal 2024 Form 10-K	6

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

Working capital practices
Effective inventory management is important to the Company’s operations. The Company uses various inventory management techniques, including demand forecasting and planning and various forms of replenishment management. Its working capital needs typically are greater in the months leading up to the winter holiday season. The Company generally finances its inventory with internally-generated funds, short term debt and monetization of investments and other assets.

For further information, see the liquidity and capital resources section in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7.

Customers
The Company sells to numerous retail and wholesale customers. The Company also provides healthcare services to healthcare payors’ eligible members, cash-pay patients, and health systems and provider groups. No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. In fiscal 2024, substantially all of our retail pharmacy and healthcare services sales were to customers covered by third-party payors (e.g., PBMs, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer’s eligible prescription purchases. Three third-party payors accounted for approximately 34% of the Company’s consolidated sales in fiscal 2024.

See Note 16. Segment reporting, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Regulation
In the countries in which the Company does business, the Company is subject to national, state and local laws, regulations and administrative practices concerning healthcare, retail and wholesale pharmacy operations, including regulations relating to the Company’s filling of prescriptions under Medicare, Medicaid and other publicly financed or sponsored health benefit plan and prescription drug plans and programs including the federal 340B drug pricing program; regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Stark Law; the Health Insurance Portability and Accountability Act (“HIPAA”); the ACA; the IRA; licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; and regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable foreign, state and local governmental authorities concerning the operation of the Company’s businesses. The Company is also subject to laws and regulations relating to licensing, tax, foreign trade, intellectual property, privacy and data protection, cybersecurity, currency, political and other business restrictions.

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

WBA Fiscal 2024 Form 10-K	7

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

The Company’s wholesale offerings and related investments compete with pharmaceutical wholesalers as well as alternative supply sources such as importers and manufacturers who supply directly to pharmacies.

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

Employees
As of August 31, 2024, the Company employed approximately 312,000 persons globally, of which approximately 119,000 were part-time employees working less than 30 hours per week. Employees based in the U.S. and the UK account for 245,000 and 51,000 of the Company’s total workforce, respectively. The foregoing does not include employees of equity method investments.

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

The Board, through its Nominating and Governance Committee (the “NG Committee”) has primary oversight responsibility for the Company’s Environmental, Social and Corporate Governance (“ESG”) initiatives and risks, reviewing at least annually the Company’s policies and activities regarding sustainability and environment. Such oversight includes a review of the Company’s management of related risks, in consultation with the Audit Committee as appropriate.

Compensation, benefits and well-being
The Company’s compensation and benefits are designed to care for employees as whole people, supporting the financial, mental, and physical well-being of employees and their families. The Company offers a comprehensive range of benefits to full- and part-time employees. In the U.S. the Company offers healthcare coverage, insurance benefits, access to a digital well-being program and an employee assistance program. In addition, the Company provides benefits such as paid time off, defined contribution plans, paid maternity and paternal leave, family forming, and a stock purchase plan. The Company continuously evaluates its wellness offerings through competitive benchmarking and bi-annual employee surveys. Certain information related to retirement related benefit plans is included in Note 13. Retirement benefits, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

WBA Fiscal 2024 Form 10-K	8

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

DE&I and ESG
A diverse, equitable and inclusive organization is a part of the Company’s business strategy, as we believe it positively impacts Company performance, growth and employee engagement. The Company’s policies strictly prohibit any form of discrimination or racial profiling, and the Company has several training programs in place which help identify and eliminate unconscious bias.

The Company provides information on its DE&I and ESG initiatives, outcomes, and impacts through its annual ESG report. The Company also provides racial, ethnic, and gender composition of its U.S. work force through the Equal Employment Opportunity 2022 Employer Information Report (“EEO-1”) available on the Company’s website and filed with the Equal Employment Opportunity Commission (“EEOC”). In fiscal 2024, the Company scored 100% on the Disability Equality Index for disability inclusion.

Workplace Health and Safety
The Company is committed to creating and upholding safe environments for employees, customers, contractors and patients across all of its business operations. Each operating segment is responsible for continuously demonstrating its management of health and safety. Monthly reports are provided to select WBA executives, offering insights into health and safety incidents across each operating segment. To create a safe and productive workplace, employees across the Company are offered avenues to report incidents including calling a toll-free, confidential hotline, submitting an online report, emailing the compliance officer and contacting human resources.

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

WBA Fiscal 2024 Form 10-K	9

Information about our executive officers
The following table sets forth, for each person currently serving as an executive officer of the Company, the name, age (as of October 15, 2024) and office(s) held by such person:

Name	Age	Office(s) held
Stefano Pessina	83	Executive Chairman of the Board
Tim Wentworth	64	Chief Executive Officer
Manmohan Mahajan	46	Executive Vice President and Global Chief Financial Officer
Ornella Barra	70	Chief Operating Officer, International
Mary Langowski	47	Executive Vice President and President, U.S. Healthcare
Lanesha Minnix	49	Executive Vice President and Global Chief Legal Officer
Elizabeth Burger	53	Executive Vice President and Global Chief Human Resources Officer
Neal Sample	50	Executive Vice President and Chief Information Officer
Tracey Brown	57	Executive Vice President and President, Retail and Chief Customer Officer
Rick Gates	53	Senior Vice President and Chief Pharmacy Officer
Beth Leonard	47	Senior Vice President and Chief Corporate Affairs Officer

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

Mr. Wentworth has served as Chief Executive Officer and as a member of the Board since October 2023. Previously and prior to his retirement in December 2021, he served in multiple positions with The Cigna Group, a provider of healthcare insurance and related products and services, including as the founding CEO of Evernorth Health Services from September 2020 to December 2021, President, Health Services from February 2020 to December 2021 and President, Express Scripts and Cigna Services from December 2018 to February 2020. He also previously served as CEO of Express Scripts, a pharmacy benefit manager, from May 2016 to December 2018 and served in various other management positions from April 2012 to May 2018.

Mr. Mahajan has served as Executive Vice President and Global Chief Financial Officer since March 2024. He previously had served as Senior Vice President and Interim Chief Financial Officer from July 2023 to March 2024. Mr. Mahajan served as Senior Vice President, Global Controller and Chief Accounting Officer from July 2021 to July 2023, and as Assistant Global Controller from October 2019 to July 2021 and as Vice President, Global Reporting and Technical Accounting from February 2016 to September 2019. Prior to joining the Company, Mr. Mahajan served in positions of increasing responsibility with GE Capital, a former subsidiary of General Electric Company, most recently serving as Controller at GE Capital Americas from March 2011 until January 2016.

Ms. Barra has served as Chief Operating Officer, International since April 2021. Ms. Barra served as Co-Chief Operating Officer from June 2016 to April 2021. She served as Executive Vice President, President and Chief Executive Officer of Global Wholesale and International Retail from December 2014 to June 2016. Previously, she served as the Chief Executive Officer, Wholesale and Brands of Alliance Boots from September 2013 to December 2014 and Chief Executive Officer of the Pharmaceutical Wholesale Division of Alliance Boots from January 2009 to September 2013, and before that, Wholesale & Commercial Affairs Director of Alliance Boots. Since January 2015, Ms. Barra has served as a director of Cencora and from April 2013 to April 2019, served as a director of Assicurazioni Generali, the parent company of Generali Group, a global insurance group. Ms. Barra also serves as a director of a number of private companies, and, until February 2015, served as a director of Alliance Boots.

WBA Fiscal 2024 Form 10-K	10

Ms. Langowski has served as Executive Vice President and President, U.S. Healthcare since March 2024. Ms. Langowski previously served as Chief Executive Officer of Solera Health, a preventive care benefits manager that connects patients, payers, and physicians with a new class of non-medical healthcare providers, from July 2020 to March 2024 and as Interim Chief Executive Officer from November 2019 to July 2020. She also served as chief executive officer of Rising Tide, LLC, a boutique consultancy working with leading health care and retail companies driving change in the health care marketplace, from June 2016 to January 2024. Prior to that, she served as Executive Vice President and Chief Strategy and Corporate Development Officer at CVS Health from 2014 to 2016.

Ms. Minnix has served as Executive Vice President and Global Chief Legal Officer since April 2024. Ms. Minnix previously served as Executive Vice President, General Counsel and Corporate Secretary for Ecolab Inc., a global leader in water, hygiene and infection prevention solutions, from June 2022 to April 2024. Prior to that, she served as Senior Vice President, General Counsel and Corporate Secretary at Flowserve Corporation, a global industrial manufacturer of engineered flow control systems, from 2018 to June 2022. Ms. Minnix joined Flowserve from BMC Stock Holdings, Inc., a construction supply company, where she served as Senior Vice President, General Counsel and Corporate Secretary from 2017 to 2018.

Ms. Burger has served as Executive Vice President and Chief Human Resources Officer since March 2024. Ms. Burger previously served as Senior Vice President, Chief Human Resources Officer at Flowserve Corporation, a global industrial manufacturer of engineered flow control systems, from 2018 to March 2024. She previously served as Chief Human Resources Officer of Hanesbrands Inc. from 2013 to 2017 and in various roles of increasing responsibility at Monsanto Company from 1995 to 2013, including as Senior Vice President, Global Business Operations from 2007 to 2013.

Mr. Sample has served as Executive Vice President and Chief Information Officer since October 2023. Prior to joining the Company, Mr. Sample was Chief Information Officer at Northwestern Mutual, a financial services mutual organization, from August 2019 to May 2022. He also served as Chief Operating Officer of Express Scripts, a pharmacy benefit manager, from January 2018 to March 2019 and as Chief Information Officer from February 2016 to January 2018. He also held several roles within the Enterprise Growth Business at American Express, a globally integrated payments company, from 2012 to 2016, including as Group President and Executive Vice President, Enterprise Growth Chief Information Officer and Chief Marketing Technologist. Mr. Sample previously held roles at eBay, Yahoo! Inc. and RightOrder, Inc.

Ms. Brown has served as Executive Vice President since January 2024 and as President of Retail and Chief Customer Officer since November 2021. She previously served as Senior Vice President from September 2022 to January 2024. Prior to joining the Company, she was Chief Executive Officer of the American Diabetes Association (“ADA”), a nonprofit organization focused on education and research related to diabetes, from June 2018 to November 2021. Prior to the ADA, Ms. Brown was Senior Vice President, Operations and Chief Experience Officer for Sam’s Club, a division of Walmart Inc., from 2014 to June 2018 where she was responsible for creating meaningful member experiences, directing member strategy, marketing and branding, go-to-market execution, data and analytics and membership operations. Prior to that, she served in leadership roles with RAPP Dallas, a data-driven integrated marketing agency, Direct Impact, a direct marketing agency, and Advanced Micro Devices. Earlier in her career, she held leadership positions at American Express, Proctor & Gamble and Exxon Mobil.

Mr. Gates has served as Senior Vice President and Chief Pharmacy Officer since March 2023. Mr. Gates previously served as Senior Vice President, Pharmacy and Healthcare, from January 2018 to March 2023. Prior to that, Mr. Gates served in roles of increasing responsibility since joining Walgreens in 1995 after graduation from pharmacy school, including in store care delivery, field leadership, Duane Reade pharmacy integration lead and pharmacy operations where he led the strategic development, alignment and delivery of pharmacy-led health and wellness programs. Mr. Gates serves as a current board member with the National Association of Chain Drug Stores (“NACDS”), Innovation Associates, Inc. and Pharmacy Quality Alliance (“PQA”).

Ms. Leonard has served as Senior Vice President and Chief Corporate Affairs Officer since January 2024. Ms. Leonard served as Senior Vice President and Chief Communications Officer from June 2023 to January 2024. She was previously Senior Vice President and Chief Corporate Affairs for EmblemHealth, one of the United States’ largest nonprofit health plans, from December 2020 to May 2023 and was Senior Vice President and Chief Marketing and Communications Officer from May 2016 to December 2020. Prior to EmblemHealth, Ms. Leonard served in various roles of increasing responsibility with America’s Health Insurance Plans, a political advocacy and trade association of health insurance companies, from 2008 to 2016, including as Executive Vice President of Public Affairs. Prior to that, she served in leadership roles holding key state leadership roles in presidential campaigns in 2004 and 2008, and having managed the re-election campaign for Boston Mayor Thomas Menino. She also served as the Chief of Staff at the City of Boston’s Redevelopment Authority and Economic Development Agency.

Mr. Pessina and Ms. Barra are married. There are no other family relationships among any of our directors or executive officers.

WBA Fiscal 2024 Form 10-K	11

Other Officers
Todd Heckman, 51, has served as Senior Vice President, Global Controller and Chief Accounting Officer since March 2024. Prior to that Mr. Heckman served as Vice President, Interim Global Controller and Chief Accounting Officer from July 2023 until March 2024 and as Vice President, Assistant Global Controller from July 2021 until July 2023 and Vice President, Controller Walgreen Co. from September 2016 until July 2021. Prior to joining the Company, Mr. Heckman held various roles with Exelon Corporation, Ernst & Young LLP and Grant Thornton LLP.

WBA Fiscal 2024 Form 10-K	12

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
•Consolidation and strategic alliances in the healthcare industry could result in pricing pressures and adversely affect our business operations, competitive positioning, financial condition and results of operations.
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
•If we do not continuously develop and maintain a relevant omni-channel experience for our customers, our businesses, reputation and results of operations could be adversely impacted.
•If the merchandise and services that we offer fail to meet customer needs, our sales may be adversely affected.
•Our substantial international business operations subject us to a number of operating, economic, political, regulatory, cybersecurity and other international business risks.
•Our business is subject to existing and increasing interest in ESG-related values from current and future employees, customers and stockholders. We may be unable to meet expectations or meet our ESG goals.
•Our business is subject to evolving ESG and climate-related regulatory requirements. We may be unable to meet standards.

Risks Related to Our Operations
•Disruption in our global supply chain could negatively impact our ability to provide products and services to our customers and could impact financial performance.
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

WBA Fiscal 2024 Form 10-K	13

•Our business and operations are subject to risks related to climate change, such as the impact of extreme weather on the continuity of our global operations.

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
•From time to time, we make investments in companies over which we do not have sole control and some of these companies may operate in sectors that differ from our current operations and have different risks that we may be unable to anticipate or navigate.

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
•We have a substantial amount of goodwill and other intangible assets that have become impaired and could, in the future, become further impaired, resulting in material non-cash charges to our results of operations.
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

WBA Fiscal 2024 Form 10-K	14

Risks Relating to Our Business

Changes in economic conditions could adversely affect consumer buying practices.

Our performance has been, and may continue to be, adversely impacted by changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect our key vendors and customers. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, rising interest rates, inflation, levels of personal disposable income, levels of taxes and interest and global, national, regional or local economic conditions, health epidemics or pandemics (such as COVID-19), as well as looting, vandalism, acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns, which could lead to a decrease in overall consumer spending as well as in prescription drug and health services utilization and which could be exacerbated by the increasing prevalence of high-deductible health insurance plans and related plan design changes. In addition to general levels of inflation that we have experienced, we are also subject to risk of specific inflationary pressures on product prices related global supply chain disruptions, and the uncertain economic and geopolitical environment. We are experiencing and may continue to experience increases in the price of input costs, such as transportation and energy costs. We might also suffer from supply disruptions from supplier exits as higher costs may become unaffordable for certain suppliers. In addition, central banks may continue to increase interest rates or conduct other monetary policies to counter inflation, which could negatively affect our borrowing costs and those of our customers and suppliers, as well as exchange rates and other macroeconomic factors. If inflation continues to increase, we may not be able to adjust prices sufficiently to offset the effect without negatively impacting consumer demand or our overall gross margin. For example, inflation has impacted consumer demand in our U.S. Retail Pharmacy segment and has led to lower margins. In addition, inflation may increase costs and cause changes in provider behavior in our U.S. Healthcare segment as hospitals and other providers attempt to maintain revenue levels in an effort to adjust to their own economic challenges. If we are unable to increase the prices of our products and services to our customers to offset inflationary cost trends, or if we are unable to achieve cost savings to offset such cost increases, we could fail to meet our cost expectations, and our profits and operating results could be adversely affected. Our ability to price our products competitively to timely reflect higher input costs is critical to maintain and grow our sales. Furthermore, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices. Increased cost volatility trends may also impact the business and financial situation of our customer or suppliers, which could in turn affect the demand or supply, respectively, by such parties. Future inflationary and deflationary trends are beyond our control, and we may not be able to sufficiently mitigate any impact on our business and financial situation. All of these factors could materially and adversely impact our business operations, financial condition and results of operations.

Reductions in third-party reimbursement levels, from private or governmental agency plans, and potential changes in industry pricing benchmarks for prescription drugs could materially and adversely affect our results of operations.

The substantial majority of the prescriptions we fill are reimbursed by third-party payors, including private and governmental agency payors. The continued efforts of health maintenance organizations, managed care organizations, PBMs, governmental agencies, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation and other legal proceedings relating to how drugs are priced, may adversely impact our results of operations. We continuously attempt to manage reimbursement rates with PBMs through contract negotiation, but the outcomes of this negotiation may vary in the level of success achieved. In the U.S., plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. In addition, the timing and amount of periodic contractual reconciliations payments can vary significantly and have done so previously and may not follow a predictable path. Further, in an environment where some PBMs clients utilize narrow or restricted pharmacy provider networks, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.

In addition, many payors in the U.S. are increasingly considering new metrics as the basis for reimbursement rates. Recent changes in National Average Drug Acquisition Cost (“NADAC”) pricing have driven increased volatility in an already dynamic pricing environment. It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price, which is the pricing reference used for many of our contracts. In addition, many state Medicaid fee-for-service programs have established pharmacy network payments on the basis of actual acquisition cost, which could have an impact on reimbursement practices in other commercial and governmental arrangements. Future changes to the pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by third-party payors, could adversely affect us.

WBA Fiscal 2024 Form 10-K	15

A shift in pharmacy mix toward lower margin plans, products and programs could adversely affect our results of operations.

Our U.S. Retail Pharmacy segment seeks to grow prescription volume while operating in a marketplace with continuous reimbursement pressure. A shift in the mix of pharmacy prescription volume towards programs offering lower reimbursement rates has adversely affected, and may adversely affect, our results of operations by reducing our gross profit. For example, our U.S. Retail Pharmacy segment has experienced a shift in pharmacy mix towards 90-day at retail in recent years, and specialty pharmacy represents a significant and growing proportion of prescription drug spending in the U.S. and a larger proportion of our revenues. Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions, and specialty pharmacy sales are generally also lower margin. Our U.S. Retail Pharmacy segment also has experienced a shift in pharmacy mix towards Medicare Part D prescriptions in recent years, and that trend may continue. Preferred Medicare Part D networks have increased in number in recent years; however, we do not participate in all such networks. We have accepted market competitive reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. We also have worked to develop and expand our relationships with commercial third-party payors to enable new and/or improved market access via participation in the pharmacy provider networks they offer. If we are not able to generate additional prescription volume and other business from patients participating in these programs that is sufficient to offset the impact of lower reimbursement, or if the degree or terms of our participation in such preferred networks declines from current levels in future years, our results of operations could be materially and adversely affected.

We derive a significant portion of our sales in the U.S. Retail Pharmacy segment from prescription drug sales reimbursed by a limited number of pharmacy benefit management companies.

We derive a significant portion of our sales in the U.S. Retail Pharmacy segment from prescription drug sales reimbursed through prescription drug plans administered by a limited number of PBMs. PBMs typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. Changes in pricing and other terms of our contracts with PBMs can significantly impact our results of operations. We may not be able to continue to participate in any particular PBMs pharmacy provider network in any particular future time period or on terms reasonably acceptable to us. If our participation in the pharmacy provider network for a prescription drug plan administered by one or more of the large PBMs is restricted or terminated, we expect that our sales would be adversely affected, at least in the short-term, and potentially in the long-term. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results could be materially and adversely affected. If we exit a pharmacy provider network and later resume participation, we may not be able to achieve any particular level of business on any particular pace, and it is possible that not all clients of the PBMs will choose to include us again in the pharmacy network for their plans, initially or at all. In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by such plans.

We could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.

The profitability of our pharmacy businesses depends upon the utilization of prescription drugs. Utilization trends are affected by, among other factors, the introduction of new and successful prescription drugs as well as lower-priced generic alternatives to existing brand name drugs. Inflation in the price of drugs also can adversely affect utilization, particularly given the increased prevalence of high-deductible health insurance plans and related plan design changes. New brand name drugs can result in increased drug utilization and associated sales, while the introduction of lower priced generic alternatives typically results in relatively lower sales that are somewhat offset by relatively higher gross profit margins. Accordingly, a decrease in the number or magnitude of significant new brand name drugs or generics successfully introduced, delays in their introduction, or a decrease in the utilization of previously introduced prescription drugs, could materially and adversely affect our results of operations.

In addition, if we experience an increase in the amounts we pay to procure pharmaceutical drugs, including generic drugs, our gross profit margins would be adversely affected to the extent we are not able to offset such cost increases. Any failure to fully offset any such increased prices and costs or to modify our activities to mitigate the impact could have a material adverse effect on our results of operations. Also, changes in drug prices have been, and in the future could be, significantly different than our expectations.

WBA Fiscal 2024 Form 10-K	16

Consolidation and strategic alliances in the healthcare industry could result in pricing pressures and adversely affect our business operations, competitive positioning, financial condition and results of operations.

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

The U.S. Healthcare segment could experience losses or liabilities, including medical liability claims related to the delivery of healthcare services, such as medical malpractice by staff at our affiliates’ facilities, or by healthcare practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks, including as a result of a failure to adhere to applicable clinical, quality and/or patient safety standards, causing us to incur significant expenses and requiring us to pay significant damages if not covered by insurance. We do not control the providers and other healthcare professionals in our U.S. Healthcare segment with respect to the practice of medicine and the provision of healthcare services, and the risk of liability, including through unexpected medical outcomes, is inherent to the healthcare industry. These businesses have in the past been subject to medical liability claims in the ordinary course of business. If patients, clients or partners assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, decrease market acceptance of our services and care delivery model and may significantly harm our business or reputation.

Successful medical malpractice liability claims could result in substantial damage awards that exceed the limits of our insurance coverage. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us or our acquired businesses that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could harm our business.

Additional risks posed by the U.S. Healthcare segment include, but are not limited to, the following:

•Ability to recruit, retain and grow our network of credentialed, high-quality physicians, physician assistants and nurse practitioners to provide clinical services in highly competitive markets, such as senior-focused care, for talent;
•Dependence on a concentrated number of key health plan customers and ability to attract Medicare-eligible patients;
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
•Dependence on revenue from Medicare or Medicare Advantage plans, which subjects our businesses to reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program. For example, certain recent changes in Medicare reimbursement models have negatively impacted our U.S. Healthcare segment;
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

WBA Fiscal 2024 Form 10-K	17

Any of the aforementioned risks associated with our healthcare businesses, if they materialize, could adversely affect our business, financial condition and results of operations, including our ability to timely and effectively integrate our healthcare businesses in our operations and the timing and extent of realization of synergies and other benefits that we expected in connection with these investments. Our experience in managing the additional risks associated with our healthcare businesses is more limited than our experience in managing the risks associated with our historical businesses, and there is no assurance that we will be able to effectively manage or mitigate such risks. Further, the additional risks faced by our healthcare business within the U.S. Healthcare segment may be compounded, or heightened by, many of the other risks described in this Form 10-K, including the risks associated with global macroeconomic uncertainty mentioned above.

The U.S. Healthcare segment may face risks related to payor contracts, including if existing payors modify or discontinue their contracts with us or there are changes in the payor mix of patients or reimbursement methodologies, which could have a negative impact on our business, financial condition and results of operations.

Continuation of our contracts with existing payors is critical to our future business, revenue growth and results of operations. Factors that may affect our ability to maintain existing contracts include the following:

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

The businesses within the U.S. Healthcare segment have also entered and intend to continue to enter into value-based contracts with payors, pursuant to which they contract with payors to receive a fee for professional services based on the number of patients assigned or attributed to U.S. Healthcare segment providers and assume the financial responsibility for the healthcare expenses of such patients. The amounts we receive from our healthcare businesses for services provided to patients are determined by a number of factors, including the payor mix of our patients and the reimbursement methodologies and rates utilized by our patients’ plans. These contracts may also include arrangements that contemplate sharing certain of the savings generated with respect to U.S. Healthcare segment’s patients’ costs of care back with the payor. Under a fee-for-service arrangement, we collect fees directly from the payor as services are provided. Reimbursement rates are generally higher for value-based arrangements than they are under traditional fee-for-service arrangements, and value-based arrangements provide us with an opportunity to capture additional surplus we create by investing in population health services to better manage a particular patient’s care, which we would expect, in turn, to reduce the total cost of care. To the extent that patients require more care than is anticipated or the cost of care increases, aggregate compensation amounts may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, our healthcare businesses will not be able to increase the fee received under these risk agreements during their then-current terms and could suffer losses with respect to such agreements, which may adversely impact the growth, profitability and liquidity of our U.S. Healthcare segment.

WBA Fiscal 2024 Form 10-K	18

In addition, our revenue streams for our healthcare businesses depend on reimbursements by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process. We may from time to time experience delays in receiving the associated reimbursement and, with respect to value-based arrangements, ultimate payment of any shared savings, bonuses, withholds and similar payments is received only after the close of the relevant measurement period, which may be a calendar year, and then only after the payor has reconciled cost of care, fee-for-service reimbursement paid, if any, reported quality data, and patient attribution resulting in significant delays between the provision of services and ultimate payment. In addition, payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary, not adequately documented or after submitting additional supporting documentation requested by the payor. Retroactive adjustments may change amounts realized and recognized as revenue from payors. We are periodically subject to audits by such payors, including governmental audits of our Medicare claims, and from time-to-time are required to repay these payors if a finding is made that we were incorrectly reimbursed. Payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our reimbursement of claims. Delays and uncertainties in the reimbursement process may adversely affect our accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Additionally, our accounts receivable may be concentrated among a limited number of payors.

Our business results depend on our ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives.

Our Board approved a plan to implement the Footprint Optimization Program described in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7 of this Form 10-K as part of an initiative to reduce costs and increase operating efficiencies. In addition, our Board previously approved the Transformational Cost Management Program described in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7 of this Form 10-K, which was substantially concluded at the end of fiscal 2024, as part of an initiative to reduce costs and increase operating efficiencies. We may not realize, in full or in part, the anticipated benefits of these programs and these programs have resulted, and may result, in significant cumulative pre-tax charges.

Our financial goals assume a level of productivity improvement, including those reflected in the Footprint Optimization Program, the Transformational Cost Management Program and other business optimization initiatives. If we are unable to implement the programs or deliver these expected productivity improvements, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, our business operations, financial condition and results of operations could be materially and adversely impacted.

The industries in which we operate are highly competitive and constantly evolving and changes in market dynamics could adversely impact us.

The level of competition in the retail pharmacy, healthcare services and pharmaceutical wholesale industries is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact us. Disruptive innovation, or the perception of potentially disruptive innovation, by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and if required make timely and effective changes to our strategies and business model to compete effectively. All of our businesses face intense competition from multiple existing and new businesses, some of which are aggressively expanding in markets we serve. We continue to develop our offerings to respond to market dynamics; however, if our customers are not receptive to these changes, if we are unable to expand successful programs in a timely manner, or if we otherwise do not effectively respond to changes in market dynamics, our businesses and financial performance could be materially and adversely affected.

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

WBA Fiscal 2024 Form 10-K	19

If we do not continuously develop and maintain a relevant omni-channel experience for our customers, our businesses, reputation and results of operations could be adversely impacted.

The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase and has accelerated significantly in the recent years following COVID-19. The pace of this increase could further accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel and differentiated retail models are rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers. If we are unable to improve or develop relevant customer-facing technology in a timely manner that keeps pace with technological developments and dynamic customer expectations, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

If the merchandise and services that we offer fail to meet customer needs, our sales may be adversely affected.

The success of our retail pharmacy businesses depends on our ability to offer a superior shopping experience, engaging customer service and a quality assortment of available merchandise that differentiates us from other retailers, including enhanced health and beauty product offerings. We must identify, obtain supplies of, and offer to our customers attractive, innovative and high-quality merchandise on a continuous basis. We periodically reevaluate our merchandising strategy in order to offer a refreshed assortment of products. After such reevaluation, we may revise our strategy; for example, recent initiatives include increasing selectiveness with national brands and expanding our owned brands in select categories. Even with planned adjustments to our merchandising approach, it is difficult to predict consistently and successfully the products and services our customers will demand. It is also difficult to respond to value-seeking consumer behavior, which in turn has led and may in the future lead to decreased margins. If we misjudge the demand for products and services we sell or our customers’ purchasing habits, we may be faced with sales declines, excess product inventories and missed opportunities for products and services we chose not to offer, which could materially and adversely impact our results of operations.

Our substantial international business operations subject us to a number of operating, economic, political, regulatory, cybersecurity and other international business risks.

Our substantial international business operations are subject to a number of risks, including, without limitation, compliance with a wide variety of foreign laws and regulations; potential difficulties in managing foreign operations, mitigating credit risks in foreign markets, enforcing agreements and collecting receivables through foreign legal systems; varying regional and geopolitical business conditions and demands; tax and trade policies, tariffs and other government regulations affecting trade between the U.S. and China, and other countries; fluctuations in currency exchange rates; operating in jurisdictions which are subject to the General Data Protection Regulation (like the U.K. and Germany) and other data privacy regulations, which differ from U.S. data privacy policies, making it difficult to maintain uniform and efficient data privacy practices; the risks associated with cross-border data transfers which we conduct daily due to the international segment of our business; the impact of recessions and economic slowdowns in economies outside the U.S.; impact of war (such as the conflict in Ukraine or the conflict in the Middle East) and foreign conflict, such as the Red Sea crisis, and the instability of foreign economies, governments and currencies and unexpected regulatory, economic or political changes in foreign markets.

These factors can also adversely affect our delivery routes, payors, vendors and customers in international markets, which in turn can negatively impact our businesses. One or more of these factors may have a material adverse effect on our business operations, results of operation and financial condition.

WBA Fiscal 2024 Form 10-K	20

Our business is subject to existing and increasing interest in ESG-related values from current and future employees, customers and stockholders. We may be unable to meet expectations or meet our ESG goals.

We recognize the importance of ESG matters among our team members, customers, and certain shareholders and are committed to upholding a culture dedicated to corporate responsibility. We have certain goals that allow us to better communicate and align to our ESG strategy. However, these goals are subject to risks and uncertainties, which are outside of our control and might prohibit us from meeting such goals. Further, there is a risk that team members, customers, or certain shareholders might not be satisfied with our goals or strategy and efforts to meet the goals. In addition, we may face criticism as a result of “anti-ESG” sentiment among certain stakeholders, including governmental authorities, regulators, stockholders and customers. Some of the risks that we are subject to include, but are not limited to: our ability to execute our operational strategy within the timeframe or costs projected; the availability or cost of renewable energy, materials, goods, and/or services required, and evolving regulations or requirements that change or limit our ability to set standards or gather information from our supplier partners or third party contractors. Failure to meet our goals could negatively impact public perception of our company with interested stakeholders which would have an adverse effect on our reputation.

ESG matters are also increasingly important to current and potential employees. In order to retain and attract talent we know that it is critical that we clearly communicate our ESG strategy, and a delay or inability to meet our goals on time could impact our reputation as a desirable place to work, which would have an adverse effect on our human capital. With increased interest from certain stockholders, an inability to meet our goals could also have a negative impact on our stock price. These impacts could make it more difficult for us to operate efficiently and effectively and could have a negative effect on our business, operating results and financial conditions.

Our business is subject to evolving ESG and climate-related regulatory requirements. We may be unable to meet standards.

We are subject to evolving ESG rules and regulations, including the SEC’s recently adopted climate-related reporting requirements, if such reporting requirements survive pending judicial review, and finalized regulations established by other international regulatory bodies, such as the Corporate Sustainability Reporting Directive (“CSRD”) in the European Union. These changing rules and regulations are likely to result in, increased compliance costs driven by developing and acting on initiatives for proposed or adopted ESG rules and regulations, and collecting, measuring and reporting ESG-related information. We use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase our costs associated with compliance and merchandise. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance.

Risks Related to Our Operations

Disruption in our global supply chain could negatively impact our ability to provide products and services to our customers and could impact financial performance.

The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war (such as the conflict in Ukraine or the conflict in the Middle East) and foreign conflict (such as the Red Sea crisis), or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

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

WBA Fiscal 2024 Form 10-K	21

We use a single wholesaler of branded and generic pharmaceutical drugs as our primary source of such products.

The Company and Cencora are parties to various agreements and arrangements, including a pharmaceutical distribution agreement between the Company and Cencora pursuant to which we source branded and generic pharmaceutical products from Cencora in the U.S. and an agreement which provides Cencora the ability to access generic pharmaceutical products through our global sourcing enterprise. As amended in June 2021, the U.S. distribution agreement was extended through 2029 and the parties committed to pursue additional opportunities in sourcing and distribution. The parties also agreed that Alliance Healthcare UK will remain the distribution partner of Boots until 2031. As of the date of this report, Cencora distributes substantially all of our branded and generic pharmaceutical products. Consequently, our business may be adversely affected by any operational, financial or regulatory difficulties that Cencora experiences, including those resulting from supply chain disruptions or global macroeconomic uncertainty. For example, if Cencora’s operations are seriously disrupted for any reason, whether due to a natural disaster, pandemic, labor disruption, regulatory action, an acquisition or related strategic transaction, computer or operational systems or otherwise, it could adversely affect our business and our results of operations.

Our distribution agreement with Cencora is subject to early termination in certain circumstances and, upon the expiration or termination of the agreement, we or Cencora may not be willing or able to renew the agreement or enter into a new agreement, on terms favorable to us or at all. If such expiration or termination occurred, we expect that alternative sources of supply for most generic and brand-name pharmaceuticals would be available and that we could obtain alternative sources, which may include self-distribution in some cases, for substantially all of the prescription drugs we sell on an acceptable basis. However, we may not be able to engage alternative supply sources or implement self-distribution processes on a timely basis or on terms favorable to us, or effectively manage these transitions, any of which could adversely affect our business operations, financial condition and results of operations.

Changes to management, including turnover of our top executives, could have an adverse effect on our business.

Our success depends, to a large degree on the integration of our new Chief Executive Officer and new members of our senior management team. The ability of the Chief Executive Officer and other new members of our senior management team to further adapt to and better understand our business, operations, and strategic plans will be critical to the Company and our management’s ability to make informed decisions about our near term strategic direction and operations. Leadership transitions can be inherently difficult to manage, particularly when there is more than one transition occurring within the senior management team within a fiscal year, and an inadequate transition may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale. In addition, we may be unable to mitigate the risk through a robust management succession planning process, and we may be unable to attract and retain qualified candidates in a timely manner. If we are unable to retain other key senior executives, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance.

The loss of any member of our senior management could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find an adequate replacement on a timely basis, or at all. Further, future executives may view the business differently than current members of management, and over time have in the past and may in the future make changes to our strategic focus, operations, business plans or financial guidance and outlook, with corresponding changes in how we report our results of operations. We can make no assurances that we would be able to properly manage any shift in focus or that any changes to our business would ultimately prove successful. Any of these factors could negatively affect our strategy and execution, and our business, financial condition or results of operations may be adversely affected.

We may be unable to keep existing store locations or open new locations in desirable places on favorable terms, which could materially and adversely affect our results of operations.

We compete with other retailers and businesses for suitable locations for our stores. Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of constructing, renovating and operating our stores. In addition, real estate, zoning, construction and other delays may adversely affect store openings and renovations and increase our costs. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores. The terms of leases at existing store locations may adversely affect us if the renewal terms of, or requested modifications to, those leases are unacceptable to us, and we are forced to close or relocate stores. If we are unable to maintain our existing store locations or open new locations in desirable places and on favorable terms, our results of operations could be materially and adversely affected.

WBA Fiscal 2024 Form 10-K	22

Our failure to attract and retain qualified team members, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance.

Our ability to continue to conduct and expand our operations depends on our ability to attract and retain qualified team members globally. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, distribution centers and corporate offices, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. Additionally, our ability to successfully execute organizational changes, including our enterprise strategy and management transitions within the Company’s senior leadership, and to effectively motivate and retain team members are critical to our business success. We compete for talent with other retail and non-retail businesses, including, for example, health and wellness businesses, and invest significant resources in training and motivating our team members. Increased competition among potential employers at all levels, including senior management and executive levels, could result in increased team member costs or make it more difficult to recruit and retain team members. For example, we have experienced difficulties attracting and retaining qualified pharmacists which has reduced the quality of service we provide to our customers in our U.S. Retail Pharmacy segment and our financial performance has been adversely affected as a result. In addition, if our costs of labor or related costs increase for other reasons or if new, revised, or novel interpretations of existing labor laws, rules or regulations or healthcare laws are adopted or implemented that further increase our labor costs, our financial performance could be materially adversely affected.

Our business and operations are subject to risks related to climate change, such as the impact of extreme weather on the continuity of our global operations.

The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes). These risks are expected to be widespread and unpredictable. Over time these changes may affect, for example, the availability and cost of products, commodities and energy, which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. This includes utilities we use, like natural gas, diesel fuel, gasoline and electricity in our operations, resources which are particularly vulnerable to climate change effects. In addition, many of our operations and facilities around the world are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution or fulfillment centers, loss or spoilage of inventory and business interruption caused by such events. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination.

Risks Relating to Our Business Strategy

We may not be successful in executing elements of our business strategy, which may have a material adverse impact on our business and financial results.

We engage in strategic initiatives to, among other reasons, maximize long-term shareholder value, expand on our consumer-centric approach, strengthen our partnerships with local healthcare providers and improve health outcomes. These strategic initiatives may not result in improvements in future financial performance. We may not be able to successfully execute these strategic initiatives, or these initiatives may result in additional unanticipated costs or changes in strategy. The failure to realize the benefits of any strategic initiatives or successfully structure our business to meet market conditions could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

WBA Fiscal 2024 Form 10-K	23

Our growth strategy is partially dependent upon our ability to identify and successfully complete and integrate acquisitions, joint ventures and other strategic partnerships and alliances.

A significant element of our growth strategy is to identify, pursue and successfully complete and integrate acquisitions, joint ventures and other strategic partnerships and alliances that either expand or complement our existing operations. For example, in fiscal 2023 and 2022, the Company directly and indirectly acquired controlling equity interests in VillageMD, WP CityMD TopCo (“Summit”), Shields and CareCentrix. Acquisitions and integration of large, diverse and independent businesses is complex, costly and time-consuming. Acquisitions and other strategic transactions involve numerous risks and challenges, including but not limited to difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, distraction of management from overseeing, and disruption of, our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the need to infuse additional capital into acquired businesses, joint ventures and other investments, the possible loss of key employees and difficulties in retaining relationships with existing or new customers and suppliers, and difficulties in achieving the synergies we anticipated. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence, acquire and successfully integrate the acquired business, including particularly when acquired businesses operate in new geographic markets or areas of business, could materially and adversely impact our growth strategies, financial condition and results of operations. Our ability to integrate and retain qualified and experienced employees from acquired businesses at all levels, including in executive and other key strategic positions, is essential for us to meet our growth strategy and successfully complete acquisitions, joint ventures and other strategic partnerships and alliances.

These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment or dilute our current stockholders’ percentage ownership if we issue common stock to pay for an acquisition or investment or subsequent capital infusion, or incur asset write-offs and restructuring costs and other related expenses that could have a material adverse impact on our operating results. Acquisitions, joint ventures and investments also involve numerous other risks, including potential exposure to assumed litigation and unknown environmental and other liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was completed. For example, our acquisition of a majority stake in VillageMD has resulted in additional capital infusions and substantial ongoing and future cash requirements that were not necessarily expected at the time of the transaction.

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

As of August 31, 2024, we beneficially owned approximately 10.2% of the outstanding Cencora common stock and had designated one nominee for election to Cencora’s board of directors. All Cencora common stock owned by the Company is pledged under variable prepaid forward (“VPF”) derivative contracts. The Company accounts for its investment in Cencora using the equity method of accounting, subject to a two-month reporting lag, with the net earnings attributable to the investment classified within the operating income of the Company’s U.S. Retail Pharmacy segment. The financial performance of Cencora, will impact the Company’s results of operations. Additionally, a substantial and sustained decline in the price of Cencora’s common stock could trigger an impairment evaluation of our investment. The VPF derivative contracts limit the Company’s economic exposure to decreases and increases in the price of Cencora common stock. Further, our ability to transact in Cencora securities is subject to certain restrictions set forth in our agreements with Cencora and arising under applicable laws and regulations, which in some circumstances could adversely impact our ability to transact in Cencora securities in amounts and at the times desired. These considerations may materially and adversely affect the Company’s financial condition and results of operations.

From time to time, we may choose to divest certain assets or businesses as we execute our strategy and our ability to engage in such transactions will be subject to market conditions beyond our control which will affect our ability to transact on terms favorable to us or at all.

We have, from time to time, divested certain assets or businesses in order to redeploy capital into our core strategies. The success of such transactions in the future will be subject to market conditions, availability of financing and other circumstances beyond our control. We have recently divested of a portion of our interests in Cencora and BrightSpring Health Services, and completed the sale of the Farmacias Ahumada business in Chile and may choose to divest more of our investment interests in the future.

WBA Fiscal 2024 Form 10-K	24

In addition, as previously announced on June 27, 2024, we initiated a strategic and operational review towards simplifying and focusing our U.S. Healthcare portfolio, including the assessment of our investment in VillageMD. We are currently evaluating a variety of options with respect to VillageMD in light of ongoing investments in VillageMD’s businesses and VillageMD’s substantial ongoing and expected future cash requirements. These options could include a sale of all or part of the VillageMD businesses, possible restructuring options and other strategic opportunities.

In the second quarter of fiscal 2024, we recorded $12.4 billion of non-cash impairment charges related to VillageMD goodwill. Further impairments may occur and may have a material impact on our financial condition and results of operations. We will continue to monitor the fair values of the VillageMD reporting unit and related intangible assets and the impacts of any strategic transaction to determine if there is any further impairment in future periods.

In the future, we may launch a process for the sale of other businesses or contemplate other opportunities to monetize our interest in these businesses. However, our ability to divest these or any of our other assets, will be subject to global financial markets and market instability which may severely impact the ability to divest, divestiture terms, financing availability and other considerations for potential buyers.

From time to time, we make investments in companies over which we do not have sole control and some of these companies may operate in sectors that differ from our current operations and have different risks that we may be unable to anticipate or navigate.

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

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, customer loyalty programs, finance and other processes. Our systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them for which insurance coverage may not be wholly sufficient, and may experience loss or corruption of critical data and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses, reputation and results of operations.

WBA Fiscal 2024 Form 10-K	25

In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, changes in security processes, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. There are also substantial risks associated with our continued integration of artificial intelligence and machine learning within our technology systems. We rely on strategic partners and other service providers to help us with certain significant information technology projects and services. Information technology projects or services frequently are long-term in nature and may take longer to complete and cost more than we expect and may not deliver the benefits we project once they are complete. Any system implementation and transition difficulty may result in operational challenges, reputational harm, and increased costs that could materially and adversely affect our business operations and results of operations. We also could be adversely affected by any significant disruption in the systems of third parties we interact with, including strategic and business partners, key payors and vendors.

Privacy and data protection laws increase our compliance burden and any failure to comply could harm us.

The regulatory environment surrounding data security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses and geographic areas. We are required to comply with increasingly complex and changing data security and privacy regulations and related reporting requirements in the jurisdictions in which we operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. In the U.S., for example, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by covered entities in the healthcare industry, including healthcare providers such as pharmacies. In addition, the California Consumer Privacy Act, which went into effect on January 1, 2020, imposes stringent requirements on the use and treatment of “personal information” of California residents, and other jurisdictions have enacted, or are proposing similar laws related to the protection of personal data. Outside the U.S., for example, the European Union’s General Data Protection Regulation, which became effective in May 2018, greatly increased the jurisdictional reach of European Union data protection laws and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and provides for greater penalties for noncompliance. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders.

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

The protection of customer, employee and Company data is critical to our businesses. Cybersecurity and other information technology security risks, such as a significant breach or theft of customer, employee, or company data, could create significant workflow disruption, attract media attention, adversely impact the experience of our customers, damage our customer relationships, reputation and brand, and result in lost sales, fines or lawsuits. Throughout our operations, we receive, retain and transmit certain personal information that our customers and others provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs and banking and credit programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. We also depend on and interact with the information technology networks and systems of third-parties for many aspects of our business operations, including payors, strategic partners and cloud service providers. These third parties may have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. Like other global companies, we and businesses we interact with have experienced and expect to continue to experience threats to data and systems, including from vandalism or theft of physical systems or media and from perpetrators of random or targeted malicious cyber-attacks, computer viruses, worms, phishing attacks, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information, and cause system failures and disruptions.

WBA Fiscal 2024 Form 10-K	26

Compromises of our data security systems or of those of businesses with which we interact that result in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, have in the past and could in the future adversely impact us. Any such compromise could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our reputation, business operations, financial condition and results of operations. In addition, cybersecurity incidents may require that we expend substantial additional resources related to the security of information systems and disrupt our businesses. The risks associated with data security and cybersecurity incidents have increased since COVID-19 given the increased reliance on remote work arrangements.

We are subject to payment-related and other financial services risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, gift cards and mobile payment technologies such as Apple Pay™, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements and related interpretations may change over time, which has made and could continue to make compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements, or if data is compromised due to a breach or misuse of data relating to our payment systems, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments could be impaired. In addition, our reputation could suffer, and our customers could lose confidence in certain payment types, which could result in higher costs and/or reduced sales and materially and adversely affect our results of operations.

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

We have significant outstanding debt and other financial obligations. As of August 31, 2024, we had approximately $9.5 billion of outstanding indebtedness, including short-term debt. Our debt level and related debt service obligations has had, and could continue to have, negative consequences, including:

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

For example, in part as a result of dedicating significant cash flow to amounts payable on our debt, our Board suspended our stock repurchase program in July 2020 and it may never resume or may not resume on a particular timeline. If resumed, the repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. We may incur or assume significantly more debt in the future, including in connection with acquisitions, strategic investments or joint ventures. If we add new debt and do not retire existing debt, the risks described above could increase.

WBA Fiscal 2024 Form 10-K	27

Incurrence of additional debt by us and changes in our operating performance has, and could continue to, adversely affect our credit ratings. Any actual or anticipated downgrade of our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, has and could adversely affect our cost of funds, liquidity, financial covenants, competitive position and access to capital markets and increase the cost of existing facilities, which could materially and adversely affect our business operations, financial condition, and results of operations. We also could be adversely impacted by any failure to renew or replace, on terms acceptable to us or at all, existing funding arrangements when they expire and any failure to satisfy applicable covenants.

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

The Company currently intends to continue to pay quarterly dividends to our stockholders, subject to capital availability. However, its ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. Future dividends will be determined based on earnings, capital requirements, financial condition, credit facilities and other debt obligations, fines and/or adverse rulings by courts or arbitrators in legal or regulatory matters, changes in federal, state or foreign income tax law, adverse global macroeconomic conditions, changes to the Company’s business model and other factors considered relevant by the Company’s Board. Our Board may, at its discretion, decrease or entirely discontinue our quarterly dividend payment at any time. In the second quarter of fiscal 2024, as part of an evaluation of strategic and operational options, including those related to capital allocation, the Company announced a 48 percent reduction in its quarterly dividend payment. Any further reduction in the amount of dividends we pay to stockholders could negatively impact our reputation and investor confidence in us and may have an adverse effect on the trading price of our common stock.

We have a substantial amount of goodwill and other intangible assets that have become impaired and could, in the future, become further impaired, resulting in material non-cash charges to our results of operations.

As of August 31, 2024, we had $15.5 billion of goodwill and $13.0 billion of other intangible assets on our Consolidated Balance Sheets. We evaluate this goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently when and if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. As part of this impairment analysis, we determine fair value for each reporting unit using both the income and market approaches. Estimated fair values have and could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt and equity, capital expenditure levels, operating cash flows, or market capitalization. In the second quarter of fiscal 2024, we recorded $12.4 billion of non-cash impairment charges related to VillageMD goodwill. In the fourth quarter of fiscal 2024, we recorded $332 million of non-cash impairment charges related to CareCentrix goodwill. Further impairments may occur and may have a material impact on our financial condition and results of operations. We will continue to monitor the fair value of our reporting units, investments and other intangible assets, as well as our market capitalization and the impact of any economic downturn on our business, to determine if there is any further impairment in future periods.

WBA Fiscal 2024 Form 10-K	28

Our quarterly results may fluctuate significantly based on seasonality and other factors.

Our operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future. For instance, our businesses are seasonal in nature, with the second fiscal quarter (December, January and February), which falls during the holiday season, typically generating a higher proportion of retail sales and earnings than other fiscal quarters. In addition, both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season, which can vary considerably from year to year. Other factors that may affect our quarterly operating results, some of which are beyond the control of management, include, but are not limited to; the impact and duration of pandemics; the timing of the introduction of new generic and brand name prescription drugs; inflation, including with respect to generic drug procurement costs; changes or rates of change in payor reimbursement rates and terms; the timing and amount of periodic contractual reconciliation payments; fluctuations in inventory, costs of energy, transportation, labor, healthcare among other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; asset impairment charges, including the performance of and impairment charges related to our equity method investments; the relative magnitude of our LIFO provision in any particular quarter; foreign currency fluctuations; market conditions, widespread looting or vandalism; and many of the other risk factors discussed herein.

We are exposed to risks associated with foreign currency exchange rate fluctuations.

We operate and have equity method investments in several countries across the globe which expose us to currency exchange rate fluctuations and related risks, including transaction currency exposures relating to the import and export of goods in currencies other than a businesses’ functional currencies as well as currency translation exposures relating to profits and net assets denominated in currencies other than the U.S. dollar. We present our financial statements in U.S. dollars and have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily the British pound sterling, as well as a range of other foreign currencies. Our results of operations and capital ratios can therefore be sensitive to movements in foreign exchange rates. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future results of operations. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a significant adverse impact on our results of operations.

We may from time to time, in some instances, enter into foreign currency contracts or other derivative instruments intended to hedge a portion of our foreign currency fluctuation risks, which subjects us to additional risks, such as the risk that counterparties may fail to honor their obligations to us, that could materially and adversely affect us. Additionally, we may (and currently do) use foreign currency debt to hedge some of our foreign currency fluctuation risks. The periodic use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Fluctuations in foreign currency exchange rates may materially affect our consolidated financial results.

We could be adversely impacted by changes in assumptions used in calculating pension assets and liabilities.

We operate certain defined benefit pension plans in the UK, which were closed to new entrants in 2010, as well as smaller plans in other jurisdictions. The valuation of the pension plans’ assets and liabilities depends in part on assumptions, which are primarily based on the financial markets as well as longevity and employee retention rates. This valuation is particularly sensitive to material changes in the value of insurance contracts and other investments held by the pension plans, changes in the corporate bond yields which are used in the measurement of the liabilities, changes in market expectations for long-term price inflation and other macroeconomic factors, and new evidence on projected longevity rates. The impact on the statement of earnings relating to these pension plans is also influenced by these factors.

WBA Fiscal 2024 Form 10-K	29

Risks from Changes in Public Policy and Other Legal and Regulatory Risks

Changes in the healthcare industry and regulatory environments may adversely affect our businesses.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the U.S. and the funding of governmental payors in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. In addition, on August 16, 2022, President Biden signed into law the IRA, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. For example, the IRA requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. The mechanics of the rebate calculation would mimic those of the Medicaid rebate, but the expansion of inflation-based rebates may further complicate pricing strategies, particularly as to the launch of our new products. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability. Additionally, any changes to reimbursement policies in China, for example, adjustments in reimbursement rates or coverage, could also have a material impact on the profitability of our investment in the region, thereby reducing the value of our investment.

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

We operate in a highly regulated and litigious environment. We are involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax and other governmental authorities, including those contained in Note 10. Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, we have been a defendant in numerous litigation proceedings relating to opioid matters, including federal multidistrict litigation that consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes, and others, as well as numerous lawsuits brought in state courts. As previously disclosed, we have reached settlement agreements in some proceedings, including for example the Multistate Settlement Agreement (the “Multistate Agreement”). The Company has now resolved its litigation with all states, territories, tribes and 99.7% of litigating subdivisions within participating states and political subdivisions included in the Multistate Agreement or in separate agreements. The Company remains a defendant in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs. Additionally, the Company has received from the Department of Justice and the Attorney Generals of numerous states subpoenas, civil investigative demands and/or other requests concerning opioid matters. The Company has incurred and expects to continue to incur significant expense in order to resolve those and other opioids-related matters, including through settlement agreements. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. See Note 10. Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

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

WBA Fiscal 2024 Form 10-K	30

Like other companies in the retail pharmacy, healthcare services and pharmaceutical wholesale industries, the Company is subject to extensive regulation by national, state and local government agencies in the U.S. and other countries in which it operates. There continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding business, compliance and reporting practices of the Company and other industry participants. As a result, the Company regularly is the subject of government actions of the types described above. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. After a private party has filed a qui tam action, the government must investigate the private party’s claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination.

We cannot predict with certainty the outcomes of active and future legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, awards, fines and rulings have occurred and may occur in the future. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. In addition, as a result of governmental investigations or proceedings, the Company may be subject to damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources, and have caused, and may again cause, reputational harm.

A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on our reputation and profitability.

We operate in complex, highly regulated environments around the world and could be materially and adversely affected by changes to applicable legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. Our retail pharmacy and health and wellness services businesses are subject to numerous country, state and local regulations including licensing, billing practices, utilization and other requirements for pharmacies and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: country and state registration and regulation of pharmacies and drug discount card programs; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payor regulations including Medicare and Medicaid; data privacy and security laws and regulations including HIPAA; the ACA or any successor thereto; laws and regulations relating to the protection of the environment and health and safety matters, each of which continues to evolve, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (“FDA”) and Drug Enforcement Administration (“DEA”), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell as well as our loyalty and drug discount card programs; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and foreign, national and state laws governing healthcare fraud and abuse and the practice of the profession of pharmacy. For example, in the U.S., the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. In addition, the IRA includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. We are also governed by foreign, national and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity and other labor and employment matters as well as employee benefit, competition and antitrust matters.

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

WBA Fiscal 2024 Form 10-K	31

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

We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. export control, anti-money laundering and economic and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the UK Bribery Act, any violation of which could create substantial liability for us and also harm our reputation. Violations of these laws and regulations or any other anti-bribery, anti-corruption or international trade laws may subject us to penalties, sanctions, including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with governmental agencies or receive export licenses. From time to time, we may face audits or investigations by one or more domestic or foreign governmental agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. Further, investigations by regulatory agencies have been increasing and, therefore, it may become increasingly costly and time consuming to maintain proper internal controls in the highly regulated industries we operate. An adverse outcome under any such investigation or audit could damage our reputation and subject us to fines or other penalties, which could materially and adversely affect our business operations, financial condition, and results of operations.

We could be adversely affected by product liability, product recall, personal injury or other health and safety issues.

We could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. Through our pharmacies and specialist packaging sites, including through services provided by third-party healthcare providers, we are also exposed to risks relating to the products and services we offer. Errors in the dispensing and packaging of pharmaceuticals, including related counseling, and in the provision of other healthcare services could lead to serious injury or death. Product liability or personal injury claims may be asserted against us and mandatory or voluntary product recalls may apply to us with respect to any of the retail products or pharmaceuticals we sell or services we provide, particularly with regard to our private branded products that are not available from other retailers. For example, from time to time, the FDA issues statements alerting patients that products in our supply chain may contain impurities or harmful substances, and claims relating to the sale or distribution of such products may be asserted against us or arise from these statements. Our healthcare clinics also increase our exposure to professional liability claims related to medical care. We could suffer significant reputational damage and financial liability if we, or any affiliated entities or third-party healthcare providers that we do business with, experience any of the foregoing health and safety issues or incidents, which could have a material adverse effect on our business operations, financial condition and results of operations, as well as our reputation.

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

WBA Fiscal 2024 Form 10-K	32

Tax laws and regulations are complex and subject to varying interpretations, and we are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative impact on our effective tax rate, tax payments, financial condition and results of operations. In addition, the determination of our income tax provision and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. There have been instances where the IRS has not agreed with our determination of our income tax provision and other tax liabilities which resulted in an ongoing investigation. The ultimate tax determination may differ from the amounts recorded in our financial statements and may materially affect our results of operations in the period or periods for which such determination is made. Additionally, the Company’s assessment of deferred tax assets requires significant judgment to determine whether a deferred tax asset is recoverable, and additional negative evidence available over time could result, and has resulted, in us recognizing valuation allowances against our deferred tax assets, adversely affecting our financial condition. For example, in fiscal 2024, as a result of recent cumulative losses in the U.S., the Company recognized an additional $2.3 billion of valuation allowance against certain U.S. and state deferred tax assets primarily related to opioid settlements reached in fiscal 2023. There is no certainty that sufficient positive evidence will become available to reverse any such valuation allowances in the future. Any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

Risks Related to Our Structure and Organization

Certain stockholders may have significant voting influence over matters requiring stockholder approval.

As of August 31, 2024, Stefano Pessina, our Executive Chairman (together with his affiliates, the “SP Investors”), had sole or shared voting power, directly or indirectly, over an aggregate of approximately 17% of our outstanding common stock. The SP Investors have agreed to, for so long as they have the right to designate a nominee for election to the Board, to vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of the Company’s stockholders (including with respect to the election of directors). The SP Investors’ significant interest in our common stock potentially could determine the outcome of matters submitted to a vote by our stockholders. The influence of the SP Investors could result in the Company taking actions that other stockholders do not support or failing to take actions that other stockholders support. In addition, issuances or sales of our common stock (or the exercise of related registration rights), including sales of shares by our directors and officers or key investors, including the SP Investors and certain other former Alliance Boots stockholders, are subject to restrictions in the case of shares held by persons deemed to be our affiliates and to certain obligations pursuant to the Company Shareholders Agreement (as defined herein). As a result, the market price of our common stock could be adversely affected.

Conflicts of interest, or the appearance of conflicts of interest, may arise because certain of our directors and officers are also owners or directors of companies we may have dealings with.

Conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of the other entities and business activities in which our directors or officers are involved. For example, potential conflicts of interest could arise if a dispute were to arise between the Company and other parties to the shareholders agreement, dated as of August 2, 2012 (the “Company Shareholders Agreement,”) with certain SP Investors. Mr. Pessina, our Executive Chairman, indirectly controls Alliance Santé Participations S.A. (“ASP”), a privately-held company which is a party to the Company Shareholders Agreement, and he and his spouse Ornella Barra, our Chief Operating Officer, International serve as directors of ASP. There are other arrangements between affiliates of Mr. Pessina and the Company, with required disclosures included in the Company’s annual proxy statement, including with respect to Alliance Healthcare Italia SpA, which is an entity indirectly owned and controlled by Mr. Pessina (and in which, until April 2022, the Company held an indirect 9% interest), which operates Boots branded stores in Italy. Conflicts of interest, or the appearance of conflicts of interest, or similar issues could arise in connection with these or other transactions in the future. While our contractual arrangements place restrictions on the parties’ conduct in certain situations, and related party transactions are subject to independent review and approval in accordance with our related party transactions approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting both companies.

WBA Fiscal 2024 Form 10-K	33

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

Item 1B. Unresolved staff comments

None.

WBA Fiscal 2024 Form 10-K	34

Item 1C. Cybersecurity

Risk Management and Strategy

The Company recognizes the critical importance of safeguarding sensitive information and responding effectively to cybersecurity threats or incidents. As a part of the Company’s overall risk management strategy, the Company implements a lines-of-defense model for protecting the enterprise against cybersecurity related threats. The Chief Information Officer (“CIO”) has first line responsibility for the protection of the Company against cybersecurity related threats, which includes evaluating potential threats and determining the appropriate responses. The Chief Information Security Officer (“CISO”), who reports to the CIO, is the executive accountable for the monitoring, continuous development and improvement of the Company’s Information Security program. This program, which is aligned to the National Institute of Standards and Technology Cybersecurity Framework, (i) provides strategic oversight with respect to cybersecurity controls for the Company’s technology, (ii) identifies potential risks in the Company’s supplier ecosystem and (iii) outlines threat intelligence and incident response coordination for current and emerging cybersecurity risks. Additionally, the CISO and CIO continually evaluate and make updates to the Information Security program to align with regulatory requirements and industry best practices to keep company-wide training initiatives related to cybersecurity risks robust and up to date.

As part of the second line of defense, the Company maintains a Technology, Risk and Compliance (“TRC”) function and a Company-wide Enterprise Risk Management (“ERM”) program for which the WBA Chief Ethics and Compliance Officer provides oversight. The TRC function is responsible for reviewing and updating the Company’s Information Security policy and manages compliance with critical security related regulatory requirements, including those related to HIPAA and the Payment Card Industry - Data Security Standard. The ERM program systematically identifies and reports enterprise-wide risks and the related risk mitigation recommendations, including the consideration of cybersecurity risk relative to other top risks, to executive management. The TRC and ERM teams work collaboratively with the Information Security team to support the Company’s risk mitigation efforts.

The CISO partners closely with the Legal, Privacy and TRC teams, allowing for coordination with respect to policy design and providing domain expertise for incident response, as well as setting strategy. The CISO’s updates to the overall risk management strategy and policy incorporate real-time operating metrics from the Company’s technology environment as well as industry knowledge from team members and consultants, internal and external auditors, participation in professional peer networks, membership in Information Sharing and Analysis Centers, and commercial threat intelligence. Additionally, on a regular basis, the CISO briefs the CIO and other executive management committee members on emerging threats.

The Company has established a comprehensive Data Security Event Plan (“DSEP”) which formalizes how the Company and management identify, investigate, respond to and report incidents involving unauthorized access to sensitive data. The DSEP is co-managed by the CISO, the Chief Privacy Officer and the Vice President of Technology Risk. The DSEP assists with establishing a repeatable process for management to identify the relative significance of incidents and defines internal and external reporting obligations. Response strategies are tailored to the circumstances of each incident, considering technical, business, legal and regulatory factors. Thorough documentation and data preservation are paramount throughout the investigation process. Once incidents are properly identified and assessed under the DSEP, communications are coordinated internally and escalated accordingly to the Audit Committee and the Board, as well as externally, to allow for timely dissemination of accurate information while adhering to legal and regulatory requirements.

The Company engages outside experts as needed to supplement in-house expertise with industry-leading experts for incident response and recovery, digital forensics, penetration testing, and outside counsel specializing in cybersecurity matters. To mitigate cybersecurity risks and threats arising from the Company’s use of third-party service providers, the Company conducts proactive diligence on certain service providers’ information security programs to help meet the Company’s baseline cybersecurity standards as set by the CISO under the Information Security program.

In evaluating cybersecurity incidents, management considers the potential impact to customer privacy as well as results of operations, controls, and financial condition, as well as the potential impact, if any, to the Company’s business strategy or reputation. As of the date hereof, we are not aware of any risks from cybersecurity threats, including risks from any past cybersecurity threats, that have materially affected our business or results of operations. However, future cybersecurity threats could materially affect us, including our business strategy, results of operations, or financial condition. For more information on risks associated with cybersecurity threats, see the risk factor titled “Cybersecurity, Data Privacy and Information Security Risks” in Item 1A-Risk factors.

WBA Fiscal 2024 Form 10-K	35

Governance

The Audit Committee, whose members include seasoned technologists and technology consultants, has been delegated responsibility for overseeing the Company’s management of strategy with respect to data, privacy and cybersecurity risks.

The Audit Committee receives briefings from the CISO related to ongoing cybersecurity-related initiatives and cybersecurity risks, including emerging threats, at least quarterly. The Audit Committee then determines whether any such matters need to be presented to the full Board. Additionally, the Audit Committee regularly reviews and discusses with management, no less than annually, the Company’s enterprise risk assessment and key enterprise risks in connection with the larger ERM program, which includes matters related to information security and technology risks, including cybersecurity. The CISO also provides an update directly to the full Board no less than annually regarding the overall health of the cybersecurity program.

The Company’s CIO and CISO have over 40 years of combined experience in technology leadership roles for large, multinational corporations, including extensive experience in enterprise cybersecurity strategy, policy, incident response and controls.

WBA Fiscal 2024 Form 10-K	36

Item 2. Properties
The following information regarding the Company’s properties is provided as of August 31, 2024 and does not include properties of unconsolidated, partially-owned entities. The Company’s properties are suitable and adequate for its current business operations.

Retail stores and healthcare locations

The following is a breakdown of the Company’s domestic and international retail stores and healthcare locations by segment:

Number of retail stores and healthcare locations
U.S. Retail Pharmacy:
United States [1]	8,454
Puerto Rico	105
U.S. Virgin Islands	1
8,560

International:
United Kingdom [2]	2,164
Mexico	1,183
Thailand	246
The Republic of Ireland	95
3,688

U.S. Healthcare - healthcare locations	464

Walgreens Boots Alliance total	12,712

1.Includes co-located VillageMD clinics
2.Includes standalone Boots Opticians locations

The Company’s domestic and international retail stores and healthcare locations covered approximately 140 million square feet. The Company owned approximately 3% and 4% of these U.S. Retail Pharmacy and International segment locations, respectively. The remaining locations, including all U.S. Healthcare locations were leased or licensed.

See Note 4. Leases, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Distribution centers and other facilities
The Company operated 19 retail distribution centers covering approximately 11 million square feet of space, of which 2 locations were owned. Geographically, 15 of these retail distribution centers were located in the U.S. and 4 were located outside of the U.S. In addition, the Company used public warehouses and third-party distributors to handle certain retail distribution needs.

The Company’s U.S. Retail Pharmacy segment operated 11 prescription micro-fulfillment centers, 1 prescription mail service facility and 1 manufacturing facility, covering approximately 858 thousand, 110 thousand, and 115 thousand square feet, respectively.

The Company’s International segment operated 30 pharmaceutical distribution centers in Germany, of which 7 were owned. The pharmaceutical distribution centers in Germany covered approximately 3 million square feet.

Office facilities
The Company operated 45 principal office facilities, covering approximately 2.1 million square feet, of which 3 were owned. Geographically, 30 of these principal office facilities were located in the U.S. and 15 were located outside of the U.S.

WBA Fiscal 2024 Form 10-K	37

Item 3. Legal proceedings
The information in response to this item is included in Note 10. Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Item 4. Mine safety disclosures
Not applicable.

WBA Fiscal 2024 Form 10-K	38

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Walgreens Boots Alliance’s common stock is listed on the Nasdaq Stock Market under the symbol WBA. As of October 8, 2024, there were approximately 41,140 holders of record of Walgreens Boots Alliance common stock.

The Company has paid cash dividends every quarter since 1933. Future dividends will be determined based on earnings, capital requirements, financial condition, and other debt obligations, fines and/or adverse rulings by courts or arbitrators in legal or regulatory matters, changes in federal, state or foreign income tax law, changes in adverse global macroeconomic conditions, changes to the Company’s business model and other factors considered relevant by the Company’s Board of Directors.

The following table provides information about purchases made by the Company during the quarter ended August 31, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced plans or programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or programs[1]
6/1/24 - 6/30/24	—	$—	—	$2,003,419,960
7/1/24 - 7/31/24	—	—	—	2,003,419,960
8/1/24 - 8/31/24	—	—	—	2,003,419,960
	—		—
1On June 28, 2018, Walgreens Boots Alliance announced a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 6. Reserved

Not applicable.

WBA Fiscal 2024 Form 10-K	39

Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the description of the Company’s business and reportable segments in Part I, Item 1. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements that involve risks and uncertainties. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” below and in Part I, Item 1A, Risk factors, of this Form 10-K. References herein to the “Company,” “we,” “us,” or “our” refer to Walgreens Boots Alliance, Inc. and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

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
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of opioid-related claims and litigation settlements; the impact of adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions and pandemics like COVID-19 on our operations and financial results; the financial performance of our equity method investees, including Cencora, Inc. (“Cencora”); the financial performance of our consolidated subsidiaries in the United States (“U.S.”) Healthcare segment; the amount of goodwill impairment charges (which are based in part on estimates of future performance); the influence of certain holidays; seasonality; foreign currency rates; changes in National Average Drug Acquisition Cost (“NADAC”) benchmark pricing; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; changes in laws and regulations, including the tax law changes in the U.S. and the United Kingdom (“UK”); changes in recoverability of deferred tax assets; changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK’s withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the expected execution and effect of our business strategies, including the breadth, timing and impact of the actions related to our strategic review; the timing and magnitude of cost reduction initiatives, including under our Transformational Cost Management Program and Footprint Optimization Program (each, as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; adjustments to Centers for Medicare and Medicaid Services, Medicare Advantage and Medicare rates; shifts in consumer behavior and buying preferences; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes to management, including turnover of our top executives and our ability to attract and retain qualified associates in the markets in which the Company operates.

WBA Fiscal 2024 Form 10-K	40

Strategic Initiatives
In fiscal 2024, the Company initiated a strategic and operational review of its business and strategy. In connection with the strategic review, the Company expects to focus on areas that build its core retail and specialty pharmacy business, leverage its current assets through capital-efficient businesses, and expand its relationships with business partners. As such, the Company is analyzing opportunities that may impact the future results of operations and cash flows, including the Company’s recently approved plan to implement a significant multi-year U.S. Footprint Optimization Program to close certain underperforming stores, primarily in the U.S.; launching a U.S. Retail Pharmacy action plan to invest in and deliver an improved customer and patient experience across channels, including broadening and deepening our services by assessing provider status and exploring other new payment arrangements, responding to an anticipated challenging retail environment by adjusting pricing and promotional strategies; re-evaluating the U.S. Retail Pharmacy sales strategy, including the merchandising strategy, in an effort to offer a refreshed assortment of products, with a planned focus of being more selective with national brands and expanding owned brands in key categories; stabilizing pharmacy margins by collaborating and negotiating with pharmacy benefit managers (“PBMs”) in an attempt to bring more stability and predictability to retail pharmacy reimbursement models; aligning U.S. Pharmacy and Healthcare organizations for enhanced go-to-market capabilities; re-evaluating capital allocation priorities, including an assessment of our dividend policy; continuing to focus on monetizing non-core assets to generate cash flow and harvesting gains from our portfolio of investments, such as Cencora and BrightSpring Health Services; and simplifying and focusing the U.S. Healthcare portfolio. The Company continues to evaluate its overall portfolio of assets and investments and may take action in line with the Company’s strategic direction.

The Company is currently evaluating a variety of options with respect to Village Practice Management Company, LLC (“VillageMD”) in light of ongoing investments by the Company in VillageMD’s businesses and VillageMD’s substantial ongoing and expected future cash requirements. These options could include a sale of all or part of the VillageMD businesses, possible restructuring options and other strategic opportunities.

In fiscal 2023, we provided VillageMD senior secured credit facilities (the “VillageMD Secured Loan”) in the aggregate amount of $2.25 billion, consisting of (i) a senior secured term loan in an aggregate principal amount of $1.75 billion and (ii) a senior secured credit facility in an aggregate original committed amount of $500 million. On August 2, 2024, the Company and VillageMD acknowledged the existence of defaults under the VillageMD Secured Loan. On August 6, 2024, we entered into a forbearance agreement whereby the Company has agreed not to exercise certain remedies available to it under the terms of the VillageMD Secured Loan, subject to VillageMD’s compliance with the conditions set forth in the forbearance agreement. The Company is actively engaged in discussions with VillageMD’s stakeholders and other third parties with respect to the future of its investment in VillageMD.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

Opioid litigation settlements
On December 9, 2022, the Company entered into a Multistate Settlement Agreement (the “Multistate Agreement”) which resolved a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. The Multistate Agreement, which became effective on August 7, 2023, included no admission of wrongdoing or liability by the Company. As of August 31, 2024, the Company has accrued a total of $6.6 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements. The cost of the settlements is reflected in the Consolidated Statements of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment.

See Note 10. Commitments and contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

COVID-19
Since 2020, COVID-19 has impacted global economies, including the U.S., the UK, and other countries, causing public health concerns, economic and supply chain disruptions and volatility in financial markets. The Company has been pivotal in combating COVID-19 by collaborating with the Centers for Disease Control and Prevention, the U.S. Department of Health and Human Services, and the U.S. government to administer vaccines. The federal Public Health Emergency for COVID-19 expired on May 11, 2023. Fiscal 2022 results included significant contributions from COVID-19 vaccinations and related sales, net of incremental labor and other costs related to the vaccination program. In fiscal 2023 and 2024, the Company has seen significantly lower COVID-19 vaccine and testing volume. The Company continues to monitor the potential impacts of COVID-19. The financial and operational impacts of COVID-19 on the Company and its operating results, cash flows, and financial condition are discussed throughout this Form 10-K. The Company’s current expectations are forward-looking statements and actual results may differ due to various factors, as discussed under “Cautionary note regarding forward-looking statements” below and in Item 1A, Risk factors.

WBA Fiscal 2024 Form 10-K	41

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

WBA Fiscal 2024 Form 10-K	42

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

On February 6, 2024, the Company announced that its Board of Directors appointed Manmohan Mahajan as Executive Vice President and Global Chief Financial Officer (“CFO”), effective as of March 1, 2024. Mr. Mahajan has previously served as the Company’s Interim Global CFO since July 2023. Prior to such interim appointment, Mr. Mahajan served as the Company’s Senior Vice President, Global Controller and Chief Accounting Officer from July 2021 to July 2023.

Boots Plan Annuitization
On November 23, 2023, with financial support from the Company, Boots Pensions Limited (“Trustee”), in its capacity as trustee of the Boots Pension Plan (the “Boots Plan”), entered into a Bulk Purchase Annuity Agreement (“BPA”) with Legal & General Assurance Society Limited (“Legal & General”) to insure the benefits of all 53,000 of its members.

See Note 13. Retirement benefits to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

Sale of Farmacias Ahumada
On October 31, 2023, the Company completed the sale of the Farmacias Ahumada business in Chile.

Sale of Cencora common stock
On November 9, 2023, the Company entered into the variable prepaid forward (“VPF”) derivative contracts with third-party financial institutions and received prepayments of $424 million related to the forward sale of up to 2.7 million shares of Cencora common stock.

In fiscal 2024, the Company sold shares of Cencora common stock for total consideration of approximately $2.7 billion.

See Note 5. Equity method investments, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Prescription files and pharmacy inventory acquisitions
On May 8, 2024, the Company executed an asset purchase agreement to acquire prescription files and related pharmacy inventory. On August 26, 2024, the Company completed the acquisition for $293 million.

$750 million Note Issuance
On August 12, 2024, the Company issued, in an underwritten public offering, $750 million of 8.125% notes due 2029.

See Note 7. Debt, to the Consolidated Financial Statements included in Part II, Item 8 for further information

Footprint Optimization Program
On October 14, 2024, the Company’s Board of Directors approved a plan to optimize its footprint and close approximately 900 to 1,000 additional underperforming stores primarily across the U.S. (the “Footprint Optimization Program”). See “Footprint Optimization Program” below for further information.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See Item 1A, Risk factors and “Cautionary note regarding forward-looking statements.”

WBA Fiscal 2024 Form 10-K	43

TRANSFORMATIONAL COST MANAGEMENT PROGRAM

On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021. The program was subsequently expanded and extended, with the most recent update in fiscal 2023, when the Company increased its annual cost savings target from $3.5 billion to $4.5 billion by the end of fiscal 2024. The Company achieved this goal by the end of fiscal 2024, concluding the Transformational Cost Management Program with annual cost savings of $4.5 billion. While most of the initiatives under the program were completed by the end of fiscal 2024, certain initiatives are expected to extend into fiscal 2025. The Company does not expect to incur material exit and disposal charges related to the finalization of these initiatives.

The Transformational Cost Management Program, which was multi-faceted and included divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (“IT”) capabilities, was designed to help the Company achieve increased cost efficiencies. The Company took actions across all aspects of the Transformational Cost Management Program, which focused primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company’s global functions. Divisional optimization within the Company’s segments included activities such as optimization of stores. The Transformational Cost Management Program resulted in the approval to close approximately 650 Boots stores in the United Kingdom (“UK”) and approximately 950 stores in the U.S. As of August 31, 2024, the Company has closed 624 and 676 stores in the UK and U.S., respectively.

Cumulative pre-tax charges to the Company’s GAAP financial results for the Transformational Cost Management Program were $4.3 billion, of which pre-tax charges for exit and disposal activities were $4.0 billion.

The Company recognized aggregate pre-tax charges to its GAAP financial results related to the Transformational Cost Management Program as follows (in millions):

Transformational Cost Program Activities	Charges
Lease obligations and other real estate costs [1]	$1,654
Asset impairments [2]	1,011
Employee severance and business transition costs	975
Information technology transformation and other exit costs	324
Total cumulative pre-tax exit and disposal charges	$3,964
Other IT transformation costs	351
Total estimated pre-tax charges	$4,316

1.Includes impairments relating to operating lease right-of-use and finance lease assets.
2.Primarily related to store closures and other asset impairments.

Approximately 75% of the cumulative pre-tax charges relating to the Transformational Cost Management Program represented current or future cash expenditures, primarily related to employee severance and business transition costs, IT transformation and lease and other real estate payments.
The total pre-tax charges under the Transformational Cost Management Program, which were primarily recorded in Selling, general and administrative expenses were as follows (in millions):

Fiscal 2024	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$770	$32	$26	$6	$835
Other IT transformation costs	56	—	—	—	56
Total pre-tax charges	$827	$32	$26	$6	$891

WBA Fiscal 2024 Form 10-K	44

Fiscal 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$816	$213	$115	$14	$1,158
Other IT transformation costs	14	9	—	—	23
Total pre-tax charges	$830	$222	$115	$14	$1,181

Fiscal 2022	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Total exit and disposal charges	$546	$118	$—	$25	$690
Other IT transformation costs	57	15	—	—	73
Total pre-tax charges	$603	$134	$—	$26	$763
See Note 3. Exit and disposal activities to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

FOOTPRINT OPTIMIZATION PROGRAM
On October 14, 2024, the Company’s Board of Directors approved a plan to optimize its footprint and close underperforming stores, primarily within the Company’s U.S. Retail Pharmacy segment (the “Footprint Optimization Program”). Execution of this program realigns the Company’s footprint with evolving demographic trends and enhances its capacity to respond more effectively to shifts in consumer behavior and buying preferences. This increased agility in adapting to a changing environment is a key objective of the Company’s strategic review, and a critical area in which the Company aims to close the competitive gap with peers that have taken similar initiatives over the past years.

The Footprint Optimization Program includes plans to close approximately 900 to 1,000 stores primarily across the U.S. by the end of fiscal 2027. The cadence of store closures prioritizes estimated cash flow benefits, underperforming locations, and lease expirations. The program is expected to be accretive to adjusted operating income and cash flows beginning in fiscal 2025. Considering the remaining approximately 300 stores approved, but not yet closed under the Transformational Cost Management Program, the Company expects to close 1,200 to 1,300 stores over the next three years.

The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $2.2 billion to $2.4 billion, including costs associated with lease obligations and other real estate costs, asset impairments, and employee severance and other exit costs. The Company expects to incur pre-tax charges of approximately $1.8 billion to $2.0 billion for lease obligations and other real estate costs including runoff costs associated with location optimization under prior programs, approximately $300 million of asset impairments, and approximately $100 million for employee severance and other exit costs. The Company estimates that approximately 90% of these cumulative pre-tax charges will result in future cash expenditures.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See Part I, Item 1A Risk factors and Item 7 “Cautionary note regarding forward-looking statements” below.

WBA Fiscal 2024 Form 10-K	45

EXECUTIVE SUMMARY
The following table presents certain key financial statistics for the Company for fiscal 2024, 2023 and 2022:

	(in millions, except per share amounts)
	2024	2023	2022
Sales	$147,658	$139,081	$132,703
Gross profit	26,524	27,072	28,265
Selling, general and administrative expenses	28,113	34,205	27,295
Impairment of goodwill	12,701	—	—
Equity earnings in Cencora	213	252	418
Operating (loss) income (GAAP)	(14,076)	(6,882)	1,387
Adjusted operating income (Non-GAAP measure) [1]	2,624	3,871	5,133
(Loss) earnings before interest and income tax provision (benefit)	(13,736)	(4,839)	4,385
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	(8,636)	(3,080)	4,337
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	2,491	3,439	4,360
Diluted net (loss) earnings per common share (GAAP)	(10.01)	(3.57)	5.01
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	2.88	3.98	5.04

	Percentage increases (decreases)
	2024	2023	2022
Sales	6.2	4.8	0.1
Gross profit	(2.0)	(4.2)	0.7
Selling, general and administrative expenses [2]	19.3	25.3	11.0
Impairment of goodwill	NM	—	—
Operating (loss) income (GAAP)	104.5	NM	(40.8)
Adjusted operating income (Non-GAAP measure) [1]	(32.2)	(24.6)	0.3
(Loss) earnings before interest and income tax provision (benefit)	183.9	NM	51.2
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	180.4	NM	117.5
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	(27.6)	(21.1)	2.5
Diluted net (loss) earnings per common share (GAAP)	180.4	NM	117.6
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	(27.6)	(20.9)	2.5

	Percent to sales
	2024	2023	2022
Gross margin	18.0	19.5	21.3
Selling, general and administrative expenses	27.6	24.6	20.6
1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Fiscal 2024 includes goodwill impairment of $12.7 billion.
NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WBA Fiscal 2024 Form 10-K	46

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS
The following information summarizes our results of operations for fiscal 2024 compared to fiscal 2023. For discussion related to our results of operations for fiscal 2023 compared to fiscal 2022, refer to Part II, Item 7. Management’s discussion and analysis of financial condition and results of operations in our fiscal 2023 Form 10-K, as amended by Form 10-K/A which was filed with the United States Securities and Exchange Commission on November 22, 2023.

Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP) fiscal 2024 compared to fiscal 2023
Net loss attributable to the Company in fiscal 2024 was $8.6 billion, an increase of 180.4 percent compared with the year-ago period. Net loss per share was $10.01, an increase of 180.4 percent compared with the year-ago period. Net loss and net loss per share in the current period reflects a higher operating loss, a $2.2 billion non-cash charge related to a valuation allowance on certain deferred tax assets primarily related to opioid liabilities recognized in prior periods, a $717 million after tax charge for fair value adjustments on VPF derivatives related to the monetization of Cencora shares, and a non-cash impairment charge related to an equity method investment in China. Prior year period net loss and net loss per share reflects a $5.5 billion after-tax charge for opioid-related claims and litigation, partially offset by a $1.7 billion after-tax gain on the sale of Cencora and Option Care Health shares.

Operating loss was $14.1 billion in fiscal 2024 compared to operating loss of $6.9 billion for the year-ago period, an increase in operating loss of 104.5 percent. Operating loss in the current period reflects a $12.4 billion non-cash impairment charge related to VillageMD goodwill, which resulted in a $5.8 billion charge attributable to WBA, net of tax and non-controlling interest and non-cash impairment charges related to certain long-lived assets in the U.S. Retail Pharmacy segment and CCX Next, LLC (“CareCentrix”) goodwill, a challenging U.S. retail environment, net reimbursement pressure, lower sale-leaseback gains and higher incentive accruals than in the prior year, partially offset by cost savings and improved profitability in the U.S. Healthcare segment. Prior year operating loss reflects a $6.8 billion pre-tax charge for opioid-related claims and litigation and a $431 million non-cash impairment of pharmacy license intangible assets in Boots UK.

Other income, net was $340 million and $2.0 billion in fiscal 2024 and 2023, a decrease of $1.7 billion. The decrease in Other income, net is mainly due to a $946 million charge for fair value adjustments on financial derivatives related to the monetization of Cencora shares, a non-cash impairment charge related to an equity investment in China, and lower gains from the partial sale of the Company’s equity method investment in Cencora in the current period.

Interest expense, net was $482 million and $580 million in fiscal 2024 and 2023, respectively, a decrease of $98 million. The decrease in interest expense was primarily the result of gains on early extinguishment of debt and lower net borrowings in the current period, partly offset by higher interest rates in the current period.

The Company’s effective tax rate for fiscal 2024 and 2023 was an expense of 8.8% compared to a benefit of 34.3% in the year-ago period. Fiscal 2024 tax expense includes the impact of a non-cash expense to record a valuation allowance on certain U.S. federal and state deferred tax assets primarily related to opioid liabilities recognized in prior periods, VillageMD earnings not taxable to the Company, and goodwill impairment, which is primarily not deductible for tax purposes.

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) fiscal 2024 compared to fiscal 2023
Adjusted net earnings attributable to the Company in fiscal 2024 was $2.5 billion, a decrease of 27.6 percent compared with the year-ago period. Adjusted diluted net earnings per share in fiscal 2024 was $2.88, a decrease of 27.6 percent to compared with the year-ago period.

The decrease in adjusted net earnings primarily reflects lower adjusted operating income due to a challenging U.S. retail environment, net reimbursement pressure, lower sale-leaseback gains, and higher incentive accruals in the current period, partly offset by cost savings and improved profitability in the U.S. Healthcare segment, lower interest expense, and a lower adjusted effective tax rate due to the recognition of deferred tax assets in foreign jurisdictions in the second quarter of fiscal 2024.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Fiscal 2024 Form 10-K	47

RESULTS OF OPERATIONS BY SEGMENT
The following information summarizes our results of operations by segment for fiscal 2024 compared to fiscal 2023.

U.S. Retail Pharmacy
The Company’s U.S. Retail Pharmacy segment includes the Walgreens business, which is comprised of the operations of retail drugstores, health and wellness services, specialty and home delivery pharmacy services, and its equity method investment in Cencora. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

FINANCIAL PERFORMANCE

	(in millions, except location amounts)
	2024	2023	2022
Sales	$115,778	$110,314	$109,078
Gross profit	20,736	22,115	23,669
Selling, general and administrative expenses	21,334	27,674	21,180
Equity earnings in Cencora	213	252	418
Operating (loss) income	(385)	(5,307)	2,907
Adjusted operating income [1]	2,167	3,689	5,029

Number of prescriptions [2]	796.4	800.8	819.6
30-day equivalent prescriptions [2,3]	1,226.4	1,211.6	1,216.4
Number of locations at period end [5]	8,572	8,720	8,901

	Percentage increases (decreases)
	2024	2023	2022
Sales	5.0	1.1	(2.6)
Gross profit	(6.2)	(6.6)	(0.3)
Selling, general and administrative expenses	(22.9)	30.7	5.7
Operating (loss) income	(92.8)	NM	13.8
Adjusted operating income [1]	(41.3)	(26.6)	0.2

Comparable sales [4]	6.2	4.9	5.1
Pharmacy sales	8.2	2.1	(5.3)
Comparable pharmacy sales [4]	9.8	7.2	4.7
Retail sales	(4.6)	(1.6)	5.6
Comparable retail sales [4]	(3.4)	(0.8)	6.1
Comparable number of prescriptions [2,4]	0.2	(1.3)	(1.0)
Comparable 30-day equivalent prescriptions [2,3,4]	2.0	0.6	1.3

	Percent to sales
	2024	2023	2022
Gross margin	17.9	20.0	21.7
Selling, general and administrative expenses	18.4	25.1	19.4
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

WBA Fiscal 2024 Form 10-K	48

4Comparable sales are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions and comparable number of 30-day equivalent prescriptions refer to total sales, pharmacy sales, retail sales, number of prescriptions and number of 30-day equivalent prescriptions, respectively. The method of calculating comparable sales varies across the retail industry and our method of calculating comparable sales may not be the same as other retailers’ methods. Fiscal 2024 figures include an adjustment to remove February 29, 2024 results due to the leap year.
5Locations include retail stores, specialty pharmacy facilities, prescription mailing facilities, and prescription micro-fulfillment centers.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

Sales fiscal 2024 compared to fiscal 2023
Sales for fiscal 2024 increased by 5.0 percent to $115.8 billion, driven almost entirely by pharmacy sales. Comparable sales increased by 6.2 percent in fiscal 2024.

Pharmacy sales increased by 8.2 percent in fiscal 2024, and were 76.8 percent of the segment’s sales. Pharmacy sales benefited from higher branded drug inflation, mix impacts, and strong execution in pharmacy services. Comparable pharmacy sales increased 9.8 percent in fiscal 2024, compared to an increase of 7.2 percent in the year-ago period. Within comparable pharmacy sales, 30-day equivalent prescriptions filled in fiscal 2024 increased by 2.0 percent compared to the year-ago period. Total prescriptions filled in fiscal 2024, including immunizations, adjusted to 30-day equivalents, increased 1.2 percent to 1.2 billion.

Retail sales decreased by 4.6 percent in fiscal 2024 and were 23.2 percent of the segment’s sales reflecting a challenging retail environment, channel shift, a weaker respiratory season, and lower seasonal sales. Comparable retail sales decreased 3.4 percent in fiscal 2024 and decreased 0.8 percent in fiscal 2023.

Operating loss fiscal 2024 compared to fiscal 2023
Gross profit was $20.7 billion for fiscal 2024, compared to $22.1 billion in the year-ago period. Gross profit decreased 6.2 percent, primarily driven by lower retail scan volume driven by softer US market trends, elevated shrink levels, and continued net reimbursement pressure including brand inflation and mix impacts.

Selling, general and administrative expenses as a percentage of sales were 18.4 percent in fiscal 2024 compared to 25.1 percent in fiscal 2023. The decrease was almost entirely driven by the $6.8 billion charge for opioid-related claims and litigation settlements in the year-ago period, partly offset by the $455 million non-cash impairment charge related to certain long-lived assets, and lower sale-leaseback gains in the current period coupled with impacts from reduced incentive accrual in the year-ago period.

Operating loss for fiscal 2024 was $385 million, including income of $213 million from the Company’s share of equity earnings in Cencora. This result compared to $5.3 billion of operating loss in the year-ago period, including, $252 million from the Company’s share of equity earnings in Cencora. The improvement in operating loss was primarily driven by a $6.8 billion pre-tax charge for opioid-related claims and litigation settlements in the year-ago period, partly offset by lower pharmacy and retail gross profit and a $455 million non-cash impairment charge related to certain long-lived assets in the current period.

Adjusted operating income fiscal 2024 compared to fiscal 2023
Adjusted operating income for fiscal 2024 decreased 41.3 percent to $2.2 billion. The decrease reflects lower pharmacy and retail gross profit due to a challenging retail environment and continued pharmacy reimbursement pressure, lower sale-leaseback gains, lower Cencora equity income and lower incentive accruals in the prior year, partially offset by cost savings initiatives.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Fiscal 2024 Form 10-K	49

International
The Company’s International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and the Company’s pharmaceutical wholesale and distribution business in Germany. Pharmacy-led health and beauty retail businesses include Boots branded stores in the UK, the Republic of Ireland and Thailand, and the Benavides brand in Mexico. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products. In fiscal 2024, the Company completed the sale of the Farmacias Ahumada business in Chile.

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

FINANCIAL PERFORMANCE

	(in millions, except location amounts)
	2024	2023	2022
Sales	$23,552	$22,198	$21,830
Gross profit	5,025	4,704	4,618
Selling, general and administrative expenses	4,343	4,326	4,964
Operating income (loss)	682	379	(346)
Adjusted operating income [1]	793	935	726

Number of locations at period end [3]	3,364	3,960	3,989

	Percentage increases (decreases)
	2024	2023	2022
Sales	6.1	1.7	6.5
Gross profit	6.8	1.9	6.7
Selling, general and administrative expenses	0.4	(12.9)	21.0
Operating income (loss)	80.1	NM	NM
Adjusted operating income [1]	(15.2)	28.8	55.7

Comparable sales in constant currency [2]	6.0	9.5	11.3
Pharmacy sales	(1.8)	(1.7)	(2.1)
Comparable pharmacy sales in constant currency [2]	4.9	4.7	2.5
Retail sales	7.7	5.8	11.2
Comparable retail sales in constant currency [2]	6.5	12.1	16.9

	Percent to sales
	2024	2023	2022
Gross margin	21.3	21.2	21.2
Selling, general and administrative expenses	18.4	19.5	22.7
1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Fiscal 2024 Form 10-K	50

2Comparable sales in constant currency are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. Comparable sales in constant currency exclude wholesale sales in Germany and sales from dispositions in the current period. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency refer to total sales, pharmacy sales and retail sales, respectively. The method of calculating comparable sales in constant currency varies across the retail industry and our method of calculating comparable sales in constant currency may not be the same as other retailers’ methods. Fiscal 2024 figures include an adjustment to remove February 29, 2024 results due to the leap year.
3Includes only retail stores.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

Sales fiscal 2024 compared to fiscal 2023
Sales for fiscal 2024 increased 6.1 percent to $23.6 billion. The favorable impact of currency translation on sales was 2.9 percentage points. Sales increased 3.2 percent on a constant currency basis, with the Germany wholesale business growing 5.6 percent and Boots UK sales growing 3.2 percent.

Pharmacy sales decreased 1.8 percent in fiscal 2024 and were 15.3 percent of the segment’s sales. The favorable impact of currency translation on pharmacy sales was 3.9 percentage points. Comparable pharmacy sales in constant currency increased 4.9 percent compared to the year-ago period, reflecting an increase of 4.9 percent in Boots UK comparable pharmacy sales in constant currency driven by stronger demand for pharmacy services.

Retail sales increased 7.7 percent for fiscal 2024 and were 33.5 percent of the segment’s sales, reflecting growth across all categories in Boots UK, and increased total retail market share in the UK. The favorable impact of currency translation on retail sales was 3.7 percentage points. Comparable retail sales in constant currency increased 6.5 percent driven by Boots UK comparable retail sales in constant currency increasing 6.9 percent reflecting higher retail sales in the UK, including market share gains and increased store footfall.

Pharmaceutical wholesale sales increased 7.6 percent for fiscal 2024 and were 51.2 percent of the segment’s sales. The favorable impact of currency translation on pharmaceutical wholesale sales was 2.1 percentage points. Excluding the impact of currency translation, the increase in sales represents market growth in Germany.

Operating income fiscal 2024 compared to fiscal 2023
Gross profit increased 6.8 percent in fiscal 2024. Gross profit was favorably impacted by 3.4 percentage points, or $162 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to higher retail sales in the UK, and market growth in the Germany wholesale business.

Selling, general and administrative expenses for fiscal 2024 increased 0.4 percent from the year-ago period to $4.3 billion, reflecting an adverse currency impact of 3.4 percentage points, or $148 million. Excluding the impact of currency translation, the decrease reflects the pharmacy license intangible assets impairment in the UK in the year-ago period, partially offset by real estate gains in the year-ago period and higher inflation and increased investment in information technology in the UK in the current period.

Operating income for fiscal 2024 increased 80.1 percent to $682 million. Operating income was favorably impacted by 3.5 percentage points or $13 million, as a result of currency translation. Excluding the impact of currency translation, the increase in operating income reflects pharmacy license intangible assets impairment in the UK in the year-ago period, higher retail sales in the UK, and market growth in the Germany wholesales business, partially offset by real estate gains in the year-ago period, and higher inflation and increased investment in information technology in the UK in the current period.

Adjusted operating income fiscal 2024 compared to fiscal 2023
Adjusted operating income for fiscal 2024 decreased 15.2 percent to $793 million. Adjusted operating income was favorably impacted by 1.8 percentage points, or $17 million, as a result of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income reflects real estate gains in the year-ago period, and higher inflation and increased investment in information technology in the UK, partially offset by higher retail sales in the UK.

WBA Fiscal 2024 Form 10-K	51

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

U.S. Healthcare
The Company’s U.S. Healthcare segment engages consumers through a personalized, omni-channel experience across the care journey. The U.S. Healthcare segment delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a national provider of value-based care with primary, multi-specialty, and urgent care providers serving patients in traditional clinic settings, in patients’ homes and online appointments; as well as Shields Health Solutions Parent, LLC (“Shields”), a specialty pharmacy integrator and accelerator for hospitals; and CareCentrix, a participant in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with different participants in the healthcare ecosystem to provide commercial and clinical healthcare services.

FINANCIAL PERFORMANCE

	(in millions)
	2024	2023	2022
Sales	$8,345	$6,570	$1,795
Gross profit (loss)	734	252	(22)
Selling, general and administrative expenses	2,273	1,977	806
Impairment of goodwill	12,701	—	—
Operating loss (GAAP)	(14,241)	(1,725)	(829)
Adjusted operating loss [1]	(134)	(566)	(370)
Adjusted EBITDA (Non-GAAP measure) [1]	66	(376)	(312)

1See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales fiscal 2024 compared to fiscal 2023
Sales for fiscal 2024 increased $1.8 billion to $8.3 billion, reflecting the acquisition of WP CityMD TopCo (“Summit”) by VillageMD, and growth led by VillageMD and Shields compared to the year-ago period. VillageMD sales, inclusive of Summit, increased $1.6 billion to $6.2 billion driven by growth in full-risk lives and fee for service revenue, partly offset by the impact of clinic closures. Shields sales increased $106 million to $573 million, driven by further growth within existing partnerships.

Operating loss fiscal 2024 compared to fiscal 2023
Gross profit for fiscal 2024 was $734 million compared to $252 million in fiscal 2023. The increase primarily reflects the acquisition of Summit by VillageMD and growth led by VillageMD and Shields.

Selling, general and administrative expenses were $15.0 billion for fiscal 2024 compared to $2.0 billion in fiscal 2023. The increase was primarily driven by a $12.4 billion non-cash impairment charge related to VillageMD goodwill and planned clinic closures, and a $332 million non-cash goodwill impairment charge related to CareCentrix.

Operating loss for fiscal 2024 was $14.2 billion compared to a loss of $1.7 billion in fiscal 2023. The decrease was primarily driven by the $12.4 billion non-cash impairment charge related to VillageMD goodwill and planned clinic closures and the $332 million non-cash goodwill impairment charge related to CareCentrix.

Adjusted operating loss for fiscal 2024 compared to fiscal 2023
Adjusted operating loss was $134 million for fiscal 2024, compared to a loss of $566 million in fiscal 2023. The improvement compared to the year-ago period was driven by growth from Shields and cost discipline at VillageMD.

Adjusted EBITDA (Non-GAAP measure) for fiscal 2024 compared to fiscal 2023
Adjusted EBITDA was $66 million for fiscal 2024, compared to a loss of $376 million in fiscal 2023 driven by cost discipline at VillageMD and growth from Shields.

See “--Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Fiscal 2024 Form 10-K	52

NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the SEC rules, presented herein to the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company has provided the non-GAAP financial measures herein, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. See notes to the “Net (loss) earnings to Adjusted net earnings & Diluted net (loss) earnings per share to Adjusted diluted net earnings per share” and “Operating loss to Adjusted EBITDA for the U.S. Healthcare segment” reconciliation tables for definitions of non-GAAP financial measures and related adjustments presented below.

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

WBA Fiscal 2024 Form 10-K	53

NON-GAAP RECONCILIATIONS

Operating (loss) income to Adjusted operating income (loss) by segments (in millions)

The following are reconciliations of segment GAAP operating (loss) income to segment adjusted operating income (loss), as well as reconciliations of consolidated operating (loss) income (GAAP measure) to consolidated adjusted operating income (Non-GAAP measure):

	Fiscal 2024
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating (loss) income (GAAP)	$(385)	$682	$(14,241)	$(133)	$(14,076)
Impairment of goodwill, intangibles and long-lived assets	477	—	12,911	34	13,422
Acquisition-related amortization	393	62	620	—	1,075
Transformational cost management	827	32	26	6	891
Certain legal and regulatory accruals and settlements	561	—	—	—	561
Acquisition-related costs	84	17	550	(109)	542
Adjustments to equity earnings in Cencora	162	—	—	—	162
LIFO provision	47	—	—	—	47
Adjusted operating income (loss) (Non-GAAP measure)	$2,167	$793	$(134)	$(202)	$2,624

	Fiscal 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating (loss) income (GAAP)	$(5,307)	$379	$(1,725)	$(228)	$(6,882)
Certain legal and regulatory accruals and settlements	7,466	—	—	—	7,466
Transformational cost management	830	222	115	14	1,181
Acquisition-related amortization	322	60	743	—	1,126
Acquisition-related costs	19	(25)	301	27	323
Impairment of intangible assets	—	299	—	—	299
Adjustments to equity earnings in Cencora	211	—	—	—	211
LIFO provision	187	—	—	—	187
Store damage and inventory loss insurance recovery	(40)	—	—	—	(40)
Adjusted operating income (loss) (Non-GAAP measure)	$3,689	$935	$(566)	$(187)	$3,871

WBA Fiscal 2024 Form 10-K	54

	Fiscal 2022
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$2,907	$(346)	$(829)	$(345)	$1,387
Acquisition-related amortization	398	66	392	—	855
Impairment of intangible assets	—	783	—	—	783
Certain legal and regulatory accruals and settlements	768	—	—	—	768
Transformational cost management	604	133	—	26	763
Acquisition-related costs	(2)	89	67	69	223
Adjustments to equity earnings in Cencora	218	—	—	—	218
LIFO provision	135	—	—	—	135
Adjusted operating income (loss) (Non-GAAP measure)	$5,029	$726	$(370)	$(251)	$5,133

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

WBA Fiscal 2024 Form 10-K	55

Net (loss) earnings to Adjusted net earnings & Diluted net (loss) earnings per share to Adjusted diluted net earnings per share (in millions):

	2024	2023	2022
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc. (GAAP)	$(8,636)	$(3,080)	$4,337

Adjustments to operating (loss) income:
Impairment of goodwill, intangibles and long-lived assets [1]	13,422	299	783
Certain legal and regulatory accruals and settlements [2]	561	7,466	768
Transformational cost management [3]	891	1,181	763
Acquisition-related amortization [4]	1,075	1,126	855
Acquisition-related costs [5]	542	323	223
Adjustments to equity earnings in Cencora [6]	162	211	218
LIFO provision [7]	47	187	135
Store damage and inventory loss insurance recovery [8]	—	(40)	—
Total adjustments to operating (loss) income	16,701	10,752	3,746

Adjustments to other income, net:
Impairment of equity method investment and investments in debt and equity securities [9]	364	—	190
Loss on disposal of business [10]	2	34	38
Loss (gain) on certain non-hedging derivatives [11]	946	(19)	1
Gain on investments, net [12]	—	(109)	(2,576)
Gain on sale of equity method investment [13]	(1,614)	(1,855)	(559)
Total adjustments to other income, net	(301)	(1,949)	(2,906)

Adjustments to interest expense, net:
Interest expense on debt [14]	19	—	—
Early debt extinguishment [15]	—	—	4
Total adjustments to interest expense, net	19	—	4

Adjustments to income tax provision (benefit):
Equity method non-cash tax [16]	27	44	70
Discrete tax items and tax impact of adjustments [16]	1,216	(2,187)	(752)
Total adjustments to income tax provision (benefit)	1,243	(2,143)	(681)

Adjustments to post-tax earnings from other equity method investments:
Adjustments to earnings in other equity method investments [17]	40	40	58
Total adjustments to post-tax earnings from other equity method investments	40	40	58

Adjustments to net loss attributable to non-controlling interests:
Impairment of goodwill, intangibles and long-lived assets [1]	(6,195)	—	—
Transformational cost management [3]	—	—	(1)
Early debt extinguishment [15]	—	—	(1)
Loss on disposal of business [10]	1	(14)	—
Acquisition-related costs [5]	(217)	(80)	(32)
Discrete tax items [16]	37	108	—
Acquisition-related amortization [4]	(200)	(196)	(164)
Total adjustments to net loss attributable to non-controlling interests	(6,573)	(182)	(198)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$2,491	$3,439	$4,360
,

WBA Fiscal 2024 Form 10-K	56

	2024	2023	2022
Diluted net (loss) earnings per common share (GAAP) [18]	$(10.01)	$(3.57)	$5.01
Adjustments to operating (loss) income	19.32	12.45	4.33
Adjustments to other income, net	(0.35)	(2.26)	(3.36)
Adjustments to interest expense, net	0.02	—	0.01
Adjustments to income tax provision (benefit)	1.44	(2.48)	(0.79)
Adjustments to post-tax earnings from other equity method investments	0.05	0.05	0.07
Adjustments to net loss attributable to non-controlling interests	(7.61)	(0.21)	(0.23)
Adjusted diluted net earnings per common share (Non-GAAP measure) [19]	$2.88	$3.98	$5.04

Weighted average common shares outstanding, diluted (in millions) [19]	864.3	864.0	865.9

Operating loss to Adjusted EBITDA for the U.S. Healthcare segment (in millions)

	2024	2023	2022
Operating loss (GAAP) [20]	$(14,241)	$(1,725)	$(829)
Impairment of goodwill, intangibles and long-lived assets [1]	12,911	—	—
Acquisition-related amortization [4]	620	743	392
Acquisition-related costs [5]	550	301	67
Transformational cost management [3]	26	115	—
Adjusted operating loss	(134)	(566)	(370)
Depreciation expense	146	129	36
Stock-based compensation expense [21]	53	61	22
Adjusted EBITDA (Non-GAAP measure)	$66	$(376)	$(312)

1
In the second quarter of fiscal 2024, the Company recorded $12.4 billion of non-cash impairment charges related to VillageMD goodwill. In the fourth quarter of fiscal 2024, the Company recorded $332 million of non-cash impairment charges related to CareCentrix goodwill. These charges are recorded within Selling, general and administrative expenses and Impairment of goodwill within the Consolidated Statements of Earnings. In fiscal 2023, the Company recognized a $431 million impairment of pharmacy license intangible assets in Boots UK of which $132 million was attributed to additional store closures recognized as part of the Transformational Cost Management Program. In fiscal 2022, the Company recorded an impairment loss of $783 million, related to indefinite-lived pharmacy license and trade name intangible assets in the Boots reporting unit, part of the International segment. These charges are recorded within Selling, general and administrative expenses within the Consolidated Statements of Earnings. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance.

2
Certain legal and regulatory accruals and settlements relate to significant charges associated with certain legal proceedings, including legal defense costs. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded in Selling, general and administrative expenses within the Consolidated Statements of Earnings. In fiscal 2024 and 2023, the Company recorded charges related to the opioid litigation Multistate Agreement and certain other legal matters. In fiscal 2022, the Company recorded charges related to a settlement agreement with the State of Florida to resolve all claims related to the distribution and dispensing of prescription opioid medications across the Company’s pharmacies in the State of Florida.

3
Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded in Selling, general and administrative expenses within the Consolidated Statements of Earnings. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.

4
Acquisition-related amortization includes amortization of acquisition-related intangible assets and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, trade names, trademarks, developed technology and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded in Selling, general and administrative expenses within the Consolidated Statements of Earnings. The stock-based compensation fair valuation adjustment reflects the difference between the fair value based remeasurement of awards under purchase accounting and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.

WBA Fiscal 2024 Form 10-K	57

5
Acquisition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities recorded in Operating (loss) income within the Consolidated Statements of Earnings. Examples of such costs include deal costs, severance, stock-based compensation, employee transaction success bonuses, and other integration related exit and disposal charges. These charges are primarily recorded within Selling, general and administrative expenses within the Consolidated Statements of Earnings. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance.

6
Adjustments to equity earnings in Cencora consist of the Company’s proportionate share of non-GAAP adjustments reported by Cencora consistent with the Company’s non-GAAP measures. Adjustments are recorded to equity earnings in Cencora within the Consolidated Statements of Earnings.

7
The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on cost of sales as if the U.S. Retail Pharmacy segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items. These charges are recorded within Cost of sales within the Consolidated Statements of Earnings.

8
Store damage and inventory loss insurance recovery for losses incurred in fiscal 2020 as a result of looting in the U.S. These charges are primarily recorded within Selling, general and administrative expenses within the Consolidated Statements of Earnings.

9
Impairment of equity method investment and investments in debt and equity securities includes impairment of certain investments. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business and it does not incur such charges on a predictable basis. Exclusion of such charges enables more consistent evaluation of the Company’s operating performance. These charges are recorded within Other income, net, in the Consolidated Statements of Earnings.

10	Includes gains or losses related to the sale of businesses. These charges are recorded to Other income, net, in the Consolidated Statements of Earnings.
11
Includes fair value gains or losses on the VPF derivatives and certain derivative instruments used as economic hedges of the Company’s net investments in foreign subsidiaries. These charges are recorded within Other income, net, in the Consolidated Statements of Earnings. The Company does not believe this volatility related to the non-cash mark-to-market adjustments on the underlying derivative instruments reflects the Company’s operational performance.

12
Includes significant gains resulting from the change in classification of investments as well as the fair value adjustments recorded on investments in equity securities to Other income, net, in the Consolidated Statements of Earnings. In fiscal 2023, the Company recorded pre-tax gains of $109 million related to the change in classification of its previously held equity method investment in Option Care Health to an investment in equity security held at fair value and subsequent related fair value adjustments. In fiscal 2022, the Company recorded pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively, related to the change in classification of previously held minority equity interests and debt securities to fair value on business combinations.

13
Gains on the sale of equity method investments are recorded in Other income, net within the Consolidated Statements of Earnings. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business.

14
Includes interest expense on external debt to fund incremental contributions to the Boots Plan required to complete the Trustee’s acquisition of a bulk annuity policy (the “Buy-In”) from Legal & General. The payments and related incremental interest expense are not indicative of normal operating performance.

15
In fiscal 2022, the Company incurred a $4 million loss in connection with the early extinguishment of debt related to the integration of Shields. The Company excludes these charges as related activities do not reflect the Company’s ongoing financial performance.

16
In fiscal 2024, the Company recorded a $2.2 billion non-cash charge due to recognition of a valuation allowance against certain U.S. and state deferred tax assets primarily related to opioid liabilities recognized in prior periods. Adjustments to income tax provision (benefit) include adjustments to the GAAP basis tax provision (benefit) commensurate with non-GAAP adjustments and certain discrete tax items including U.S. and UK tax law changes and equity method non-cash tax. These charges are recorded within Income tax provision (benefit) within the Consolidated Statements of Earnings.

17
Adjustments to post-tax earnings from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded in Post-tax earnings from other equity method investments within the Consolidated Statements of Earnings. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.

18
Due to the anti-dilutive effect resulting from periods where the Company reports a net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the calculation of weighted-average common shares outstanding for diluted net loss per common share.

19	Includes impact of potentially dilutive securities in the calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes.
20
The Company reconciles Adjusted EBITDA for the U.S. Healthcare segment to Operating loss as the closest GAAP measure for the segment profitability. The Company does not measure Net earnings attributable to Walgreens Boots Alliance, Inc. for its segments.

21	Includes GAAP stock-based compensation expense excluding expenses related to acquisition-related amortization and acquisition-related costs.

WBA Fiscal 2024 Form 10-K	58

KEY PERFORMANCE INDICATORS

The Company considers certain metrics presented in this Form 10-K, such as comparable sales (in constant currency), comparable pharmacy sales (in constant currency), comparable retail sales (in constant currency), comparable number of prescriptions and comparable 30-day equivalent prescriptions to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures, which are described in more detail in this Form 10-K, may not be comparable to similarly-titled performance indicators used by other companies.

WBA Fiscal 2024 Form 10-K	59

LIQUIDITY AND CAPITAL RESOURCES
The Company’s long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its core strategies; invest in strategic opportunities that reinforce its core strategies and meet return requirements; and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term. The Company has paid cash dividends every quarter since 1933. In fiscal 2024 as part of an evaluation of strategic and operational options, including those related to capital allocation, the Company announced a 48 percent reduction in its quarterly dividend payment to 25 cents per share, to strengthen the Company’s long-term balance sheet and cash position, starting with the quarterly dividend payable in March 2024. This action reinforces the Company’s goals of increasing cash flow, while freeing up capital to invest in sustainable growth initiatives in the pharmacy and healthcare businesses, which the Company believes will ultimately improve shareholder value. Further, the Company is dependent on funding from its subsidiaries to pay dividends and meet its obligations. If the Company’s subsidiaries’ financial performance and earnings are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, the Company may reduce or may not be able to make dividend payments timely, if at all, to its stockholders. Future dividends will be determined based on earnings, capital requirements, financial condition, and other debt obligations, fines and/or adverse rulings by courts or arbitrators in legal or regulatory matters, changes in federal, state or foreign income tax law, adverse global macroeconomic conditions, changes to the Company’s business model and other factors considered relevant by the Company’s Board of Directors at its sole discretion. For further information regarding the Company’s dependence on its subsidiaries to pay dividends and meet its obligations, please see Part I, Item 1A, Risk factors.

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

The Company expects to fund its working capital needs, capital expenditures, expansion, acquisitions, dividend payments, stock repurchases and debt service obligations from liquidity sources including cash flow from operations, availability under existing credit facilities, working capital financing arrangements, debt offerings, sale of marketable securities, current cash, and monetization of investments and other assets. The Company believes that these sources, and the ability to obtain other financing, will provide adequate cash funds to meet the Company’s needs for at least the next 12 months. See Part II, Item 7A, Qualitative and quantitative disclosures about market risk, below for a discussion of certain financing and market risks. See Note 4. Leases and Note 7. Debt, to the Consolidated Financial Statements included in Part II, Item 8 for further information on the Company’s debt instruments and its recent financing actions.

In fiscal 2024, the Company reduced net debt by nearly $2.0 billion and lease obligations by over $1.0 billion. The Company also met its goals by reducing capital expenditures by over $700 million and realizing over $600 million in benefits from working capital initiatives. These factors contributed to the Company’s positive cash flow for fiscal 2024. In fiscal 2025, the Company expects to focus on improving cash flow generation and reducing net debt through a combination of operational actions and asset monetization activities. Operational actions include initiatives to reduce capital expenditures and improve working capital.

Cash, cash equivalents, marketable securities and restricted cash were $3.2 billion (including $289 million in non-U.S. jurisdictions) and $856 million (including $144 million in non-U.S. jurisdictions) as of August 31, 2024 and August 31, 2023, respectively. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

As of August 31, 2024, the Company has recorded a $6.6 billion liability to resolve a substantial majority of opioid-related claims and litigation settlements and is expected to make payments for remediation and legal fees over the next 15 years. See Note 10. Commitments and contingencies to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

WBA Fiscal 2024 Form 10-K	60

On November 23, 2023, with financial support from the Company, Boots Pension Limited, in its capacity as trustee of the Boots Pension Plan, entered into a Bulk Purchase Annuity Agreement with Legal & General Assurance Society Limited to insure the benefits of all 53,000 of its members. The Company has committed to contributing approximately $970 million to $1.0 billion to the Boots Plan (including the acceleration of previously committed contributions) to fund the purchase of a bulk annuity policy. In fiscal 2024, the Company paid $435 million of the commitment, with the remaining amount expected to be paid within the next two years. See Note 13. Retirement benefits to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

At August 31, 2024, the Company had no guarantees outstanding and the letters of credit issued were not material. See Note 7. Debt to the Consolidated Financial Statements included in Part II, Item 8 herein for further information on the Company’s debt instruments and its recent financing actions.

Cash flows from operating activities
Net cash provided by operating activities was $1.0 billion, $2.3 billion and $3.9 billion in fiscal 2024, 2023 and 2022, respectively. The decrease in cash provided by operating activities in fiscal 2024 compared to fiscal 2023 is primarily driven by higher payments related to legal matters, the Boots Plan Annuity premium payments, changes in net working capital, and lower earnings. Changes in net working capital are primarily driven by higher levels of inventory and receivables as compared to year-ago period.

Cash flows from investing activities
Net cash provided by (used for) investing activities was $1.9 billion, $(3.1) billion and $(1.1) billion in fiscal 2024, 2023 and 2022, respectively.

Net cash provided by investing activities in fiscal 2024 includes proceeds from sale-leaseback transactions of $898 million and sale proceeds of $2.7 billion related to the Company’s sale of Cencora common stock offset by additions to property, plant and equipment of $1.4 billion and asset acquisitions, primarily from the acquisition of prescription files, of $402 million.

Net cash used for investing activities in fiscal 2023 includes cash outflows for the acquisition by VillageMD of Summit Health, net of cash acquired of $6.7 billion, offset by cash proceeds of $4.2 billion related to the Company’s sale of Cencora and Option Care Health common stock and cash proceeds of $1.8 billion from sale-leaseback transactions.

Net cash used for investing activities in fiscal 2022 includes cash outflows associated with business, investment and asset acquisitions, net of cash acquired of VillageMD, Shields and CareCentrix for $0.8 billion, $0.9 billion and $0.1 billion, respectively, offset by cash proceeds of $1.3 billion related to the Company’s sale of Cencora and Option Care Health common stock and cash proceeds of $1.3 billion from sale-leaseback transactions. See Note 2. Acquisitions and other investments and Note 5. Equity method investments to the Consolidated Financial Statement included in Part II, Item 8 for further information.

Capital Expenditure
Capital expenditure includes information technology projects and other growth initiatives. Additions to property, plant and equipment were as follows (in millions):

	2024	2023	2022
U.S. Retail Pharmacy	$1,041	$1,421	$1,207
International	247	308	295
U.S. Healthcare	91	375	218
Corporate and Other	2	13	15
Total additions to property, plant and equipment	$1,381	$2,117	$1,734

The decrease in capital expenditure represents the reprioritization of growth initiatives, including the reduction in VillageMD footprint expansion, the rollout of micro-fulfillment centers, and digital transformation initiatives.

Cash flows from financing activities
Net cash used for financing activities was $538 million, $887 million and $1.5 billion in fiscal 2024, 2023 and 2022, respectively.

In fiscal 2024, 2023 and 2022, proceeds from debt, primarily from revolving credit facilities, issuance of commercial paper and notes, were $31.4 billion, $6.3 billion and $11.9 billion, respectively. In fiscal 2024, 2023 and 2022 payments of debt, primarily for revolving credit facilities and commercial paper, were $30.5 billion, $9.0 billion and $8.4 billion, respectively.

WBA Fiscal 2024 Form 10-K	61

On August 12, 2024, the Company issued, in an underwritten public offering, $750 million of 8.125% notes due 2029. The Company intends to use the net proceeds from this offering, together with cash on hand, for the repayment and/or retirement of the Company’s 3.800% notes due 2024, of which the $1.2 billion aggregate principal amount is currently outstanding, and to use remaining amounts for general corporate purposes. See Note 7. Debt to the Consolidated Financial Statements included in Part II, Item 8 herein for further information.

In fiscal 2023, the Company acquired $1.3 billion of non-controlling interests related to the acquisition of the remaining equity interest in Shields and CareCentrix. In fiscal 2022, the Company acquired $2.1 billion of non-controlling interests primarily related to the acquisition of VillageMD. Financing activities in fiscal 2023 include $2.7 billion in proceeds from the issuance of preferred units in VillageMD to Cigna Health & Life Insurance Company, as part of the Summit acquisition and subsequent exercise of tranche rights. See Note 2. Acquisitions and other investments to the Consolidated Financial Statement included in Part II, Item 8 for further information.

In fiscal 2024 and 2023, the Company also entered into VPF derivative contracts with third-party financial institutions and received prepayments of $424 million and $2.6 billion related to the forward sale of up to 2.7 million and 17.3 million shares of Cencora common stock, respectively. See Note 5. Equity method investments and Note 8. Financial instruments, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

The Company purchased treasury shares to support the needs of the employee stock plans totaling $69 million, $150 million and $187 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The Company did not repurchase stock pursuant to the stock repurchase programs described below.

Cash dividends paid were $1.3 billion, $1.7 billion and $1.7 billion in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Financing activities in fiscal 2024 and 2022 include early debt extinguishment of $318 million and $1.6 billion driven by the early redemption of debt. The company did not extinguish debt in fiscal 2023. See Note 7. Debt, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

Stock repurchase program
In June 2018, the Company’s Board of Directors approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company’s common stock of which the Company had repurchased $8.0 billion as of August 31, 2024. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

Debt covenants
Each of the Company’s credit facilities described in Note 7. Debt, to the Consolidated Financial Statements included in Part II, Item 8, contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. As of August 31, 2024, the Company was in compliance with all such applicable financial covenants.

Credit ratings
As of October 14, 2024, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term rating [1]	Commercial paper rating	Outlook
Moody’s	Ba3	NP	Stable outlook
Standard & Poor’s	BB	B	Negative outlook
1.This long-term credit rating refers to the Company’s Corporate Family Rating issued by Moody’s.

WBA Fiscal 2024 Form 10-K	62

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

In fiscal 2024, the Company’s long-term ratings were downgraded below investment to BB with a negative outlook by Standard and Poor’s and Ba3 with a stable outlook by Moody’s (with respect to the Company’s Corporate Family Rating). The reduction in the Company’s credit ratings has limited impact to the cost of interest on existing debt, but has minimally increased borrowing margins under certain credit facilities that are tied to ratings grids or similar terms. The Company’s current credit ratings significantly reduce the Company’s ability to issue commercial paper, has and may continue to increase the cost of new financing for the Company, and may decrease access to credit and debt capital markets. As of August 31, 2024, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion, with no funds drawn under these facilities.

COMMITMENTS AND CONTINGENCIES
The information set forth in Note 10. Commitments and contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES
The Consolidated Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Statements of Earnings and corresponding Consolidated Balance Sheets accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairment, long-lived assets impairment, cost of sales and inventory, equity method investments, pension and post-retirement benefits, legal and other contingencies and income taxes. The Company uses the following methods to determine its estimates:

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

Leases - The Company determines if an arrangement contains a lease at the inception of a contract. The lease classification is determined at the commencement date. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease during the lease term. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments during the lease term. Lease commencement is the date the Company has the right to control the property. The Company utilizes its incremental borrowing rate to discount the lease payments. The incremental borrowing rate is based on the Company’s estimated rate of interest for a collateralized borrowing over a similar term as the lease term. The operating lease right-of-use assets also include lease payments made before commencement, lease incentives and are recorded net of impairment. Operating leases are expensed on a straight line basis over the lease term.

WBA Fiscal 2024 Form 10-K	63

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

The Company accounts for lease components and non-lease components as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the right-of-use assets or lease liabilities. These are expensed as incurred. The Company has real estate leases that require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs and hence are not included in the lease payments used to calculate lease liability. Other real estate leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities. The Company does not separately account for the land portion of the leases involving land and building.

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

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, could have a significant impact on either the fair value of the reporting units and indefinite-lived intangibles, the amount of any goodwill and indefinite-lived intangible impairment charges, or both. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as the Company’s profitability. The Company continues to monitor these potential impacts and economic, industry and market trends, and the impact these may have on the reporting units.

WBA Fiscal 2024 Form 10-K	64

Impairment of long lived assets – The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Long-lived assets related to the Company’s retail, pharmacy and healthcare operations include property, plant and equipment, definite lived intangibles, and right of use assets. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, typically at the store level for retail pharmacy operations. If the asset group fails the recoverability test, then an impairment charge is determined based on the difference between the fair value of the asset group compared to its carrying value. Fair value of the asset group is generally determined using a market or an income approach based on cash flows expected from the use and eventual disposal of the asset group.

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

WBA Fiscal 2024 Form 10-K	65

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

Contingencies – The Company assesses its liabilities and contingencies for outstanding legal proceedings, and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is probable that a loss will be incurred and that the amount of such loss can be reasonably estimated. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company may be unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s Consolidated Financial Statements in a future fiscal period. Management’s assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company that are not presently known. Adverse rulings or determinations by judges, juries, governmental authorities or other parties could also result in changes to management’s assessment of current liabilities and contingencies. Accordingly, the ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved.

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

WBA Fiscal 2024 Form 10-K	66

RECENT ACCOUNTING PRONOUNCEMENTS
See “New accounting pronouncements” within Note 1. Summary of major accounting policies, to the Consolidated Financial Statements included in Part II, Item 8 for information regarding recent accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, any statements regarding the Company’s future operations, financial or operating results, capital allocation, anticipated debt levels and ratios, future earnings, planned activities, anticipated growth, goodwill impairment, market opportunities, strategies, competition, and other expectations and targets for future periods. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “opportunity,” “guidance,” “projection,” “target,” “aim,” “continue,” “extend,” “transform,” “strive,” “enable,” “create,” “position,” “accelerate,” “model,” “long-term,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” “potential,” “preliminary,” “trend,” “future,” “predict,” “assumption,” “commentary,” “focus on,” “ambition,” “vision,” “belief,” “hypothetical,” “aspire,” “confident,” “remains,” and variations of such words and similar expressions are intended to identify such forward-looking statements.

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

WBA Fiscal 2024 Form 10-K	67

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

Information regarding the Company’s transactions and financial instruments are set forth in Note 8. Financial instruments, to the Consolidated Financial Statements included in Part II, Item 8. These financial instruments are sensitive to changes in interest rates. As of August 31, 2024, the Company had $2.3 billion of debt obligations at floating interest rates. A hypothetical 100 basis points increase in prevailing interest rates would increase annual interest expense on floating rate debt by approximately $23 million.

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

The Company’s foreign currency derivative instruments are sensitive to changes in exchange rates. A hypothetical 1% change in foreign currency exchange rates versus the U.S. dollar would change the fair value of the foreign currency derivatives held as of August 31, 2024, by approximately $44 million. The foreign currency derivatives are intended to partially hedge anticipated transactions, foreign currency trade payables and receivables and net investments in foreign subsidiaries.

Equity price risk
Changes in Cencora common stock price may have a significant impact on the fair value of the equity method investment in Cencora. As of August 31, 2024, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Cencora common stock held by the Company by $479 million.

Changes in Cencora common stock price may have a significant impact on the fair value of the VPF derivative contracts. As of August 31, 2024, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Company’s VPF derivative contract liabilities by $434 million and $395 million, respectively.

See Note 5. Equity method investments and Note 8. Financial instruments, to the Consolidated Financial Statements included in Part II, Item 8 for further information.

WBA Fiscal 2024 Form 10-K	68

Item 8. Financial statements and supplementary data

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At August 31, 2024 and 2023
(in millions, except shares and per share amounts)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,319	$728
Marketable securities	1,790	11
Accounts receivable, net	5,851	5,381
Inventories	8,320	8,257
Other current assets	1,055	1,127
Total current assets	18,335	15,503
Non-current assets:
Property, plant and equipment, net	9,772	11,587
Operating lease right-of-use assets	20,335	21,667
Goodwill	15,506	28,187
Intangible assets, net	12,973	13,635
Equity method investments (see Note 5)	2,269	3,497
Other non-current assets	1,846	2,550
Total non-current assets	62,702	81,125
Total assets	$81,037	$96,628

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$1,505	$917
Trade accounts payable (see Note 17)	14,082	12,635
Operating lease obligations	2,382	2,347
Accrued expenses and other liabilities	8,673	8,426
Income taxes	312	209
Total current liabilities	26,953	24,535
Non-current liabilities:
Long-term debt	8,044	8,145
Operating lease obligations	20,921	22,124
Deferred income taxes	1,195	1,318
Accrued litigation obligations	6,008	6,261
Other non-current liabilities	5,736	5,757
Total non-current liabilities	41,905	43,605
Commitments and contingencies (see Note 10)
Total liabilities	68,858	68,140
Redeemable non-controlling interests	174	167
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at August 31, 2024 and August 31, 2023	12	12
Paid-in capital	10,645	10,661
Retained earnings	23,348	33,058
Accumulated other comprehensive loss	(2,897)	(2,993)
Treasury stock, at cost; 308,513,185 shares at August 31, 2024 and 308,839,832 shares at August 31, 2023	(20,662)	(20,717)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	10,445	20,020
Non-controlling interests	1,561	8,302
Total equity	12,005	28,322
Total liabilities, redeemable non-controlling interests and equity	$81,037	$96,628

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2024 Form 10-K	69

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended August 31, 2024, 2023 and 2022
(in millions, except shares)

		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2021	865,373,636	$12	$(20,593)	$10,988	$(2,109)	$35,121	$402	$23,822
Net earnings (loss)	—	—	—	—	—	4,337	(199)	4,138
Other comprehensive loss, net of tax	—	—	—	—	(696)	—	(32)	(728)
Dividends declared and distributions	—	—	—	—	—	(1,657)	(7)	(1,664)
Treasury stock purchases	(3,910,000)	—	(187)	—	—	—	—	(187)
Employee stock purchase and option plans	3,175,821	—	97	(70)	—	—	—	27
Stock-based compensation	—	—	—	133	—	—	95	228
Acquisition of non-controlling interests	—	—	—	74	—	—	(118)	(44)
Business combination	—	—	—	—	—	—	3,944	3,944
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(175)	—	—	5	(170)
August 31, 2022	864,639,457	$12	$(20,683)	$10,950	$(2,805)	$37,801	$4,091	$29,366
Net loss	—	—	—	—	—	(3,080)	(427)	(3,507)
Other comprehensive (loss) income, net of tax	—	—	—	—	(189)	—	13	(176)
Dividends declared and distributions	—	—	—	—	—	(1,663)	(51)	(1,714)
Treasury stock purchases	(4,438,228)	—	(150)	—	—	—	—	(150)
Employee stock purchase and option plans	3,472,557	—	116	(71)	—	—	—	45
Stock-based compensation	—	—	—	58	—	—	133	191
Acquisition of non-controlling interests	—	—	—	171	—	—	13	184
Business combination	—	—	—	(16)	—	—	4,534	4,518
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	(431)	—	—	(4)	(435)
August 31, 2023	863,673,786	$12	$(20,717)	$10,661	$(2,993)	$33,058	$8,302	$28,322
Net loss	—	—	—	—	—	(8,636)	(6,813)	(15,449)
Other comprehensive income, net of tax	—	—	—	—	96	—	4	100
Dividends declared and distributions	—	—	—	—	—	(1,074)	(7)	(1,081)
Treasury stock purchases	(3,100,000)	—	(69)	—	—	—	—	(69)
Employee stock purchase and option plans	3,426,647	—	124	(100)	—	—	—	25
Stock-based compensation	—	—	—	73	—	—	87	160
Other	—	—	—	11	—	—	(13)	(1)
August 31, 2024	864,000,433	$12	$(20,662)	$10,645	$(2,897)	$23,348	$1,561	$12,005

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2024 Form 10-K	70

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended August 31, 2024, 2023 and 2022
(in millions, except per share amounts)

	2024	2023	2022
Sales	$147,658	$139,081	$132,703
Cost of sales	121,134	112,009	104,437
Gross profit	26,524	27,072	28,265
Selling, general and administrative expenses	28,113	34,205	27,295
Impairment of goodwill	12,701	—	—
Equity earnings in Cencora	213	252	418
Operating (loss) income	(14,076)	(6,882)	1,387
Other income, net	340	2,043	2,998
(Loss) earnings before interest and income tax provision (benefit)	(13,736)	(4,839)	4,385
Interest expense, net	482	580	400
(Loss) earnings before income tax provision (benefit)	(14,219)	(5,419)	3,985
Income tax provision (benefit)	1,246	(1,858)	(30)
Post-tax earnings from other equity method investments	17	33	50
Net (loss) earnings	(15,448)	(3,528)	4,065
Net loss attributable to non-controlling interests	(6,812)	(448)	(271)
Net (loss) earnings attributable to Walgreens Boots Alliance, Inc.	$(8,636)	$(3,080)	$4,337

Net (loss) earnings per common share:
Basic	$(10.01)	$(3.57)	$5.02
Diluted	$(10.01)	$(3.57)	$5.01

Weighted average common shares outstanding:
Basic	863.1	863.2	864.4
Diluted	863.1	863.2	865.9

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2024 Form 10-K	71

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended August 31, 2024, 2023 and 2022
(in millions)

	2024	2023	2022
Net (loss) earnings	$(15,448)	$(3,528)	$4,065

Other comprehensive income (loss), net of tax:
Pension/post-retirement obligations	(8)	(541)	203
Unrealized gain (loss) on cash flow hedges	5	(2)	7
Net investment hedges (loss) gain	(68)	(130)	248
Movement on available for sale debt securities	1	(2)	(95)
Share of other comprehensive income (loss) of equity method investments	45	122	(226)
Currency translation adjustments	126	377	(865)
Total other comprehensive income (loss)	100	(176)	(728)

Total comprehensive (loss) income	(15,348)	(3,704)	3,337

Comprehensive loss attributable to non-controlling interests	(6,808)	(435)	(303)

Comprehensive (loss) income attributable to Walgreens Boots Alliance, Inc.	$(8,540)	$(3,269)	$3,640

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2024 Form 10-K	72

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2024, 2023 and 2022
(in millions)

	2024	2023	2022
Cash flows from operating activities:
Net (loss) earnings	$(15,448)	$(3,528)	$4,065
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	2,459	2,257	1,990
Deferred income taxes	917	(2,371)	(366)
Stock compensation expense	182	385	391
Earnings from equity method investments	(230)	(286)	(468)
Impairment of goodwill, intangibles and long-lived assets	14,370	1,293	1,214
Gain on previously held investment interests	—	—	(2,576)
Gain on sale of equity method investments	(1,520)	(1,855)	(559)
Impairment of equity method investments and investments in equity and debt securities	364	36	233
Gain on sale-leaseback transactions	(295)	(925)	(619)
Loss (gain) on variable prepaid forward contracts	946	(19)	—
Other	(242)	(173)	99
Changes in operating assets and liabilities:
Accounts receivable, net	(464)	72	808
Inventories	(31)	287	(433)
Other current assets	82	(188)	(72)
Trade accounts payable	1,409	1,243	244
Accrued expenses and other liabilities	(536)	(561)	(138)
Income taxes	30	441	(51)
Accrued litigation obligations	(333)	6,378	—
Other non-current assets and liabilities	(643)	(228)	137
Net cash provided by operating activities	1,018	2,258	3,899
Cash flows from investing activities:
Additions to property, plant and equipment	(1,381)	(2,117)	(1,734)
Proceeds from sale-leaseback transactions	898	1,767	1,308
Proceeds from sale of other assets	2,860	4,495	1,334
Business, investment and asset acquisitions, net of cash acquired	(402)	(7,313)	(2,189)
Other	(97)	75	216
Net cash provided by (used for) investing activities	1,878	(3,094)	(1,064)
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	(2)	(1)	(11)
Proceeds from debt	31,365	6,276	11,958
Payments of debt	(30,474)	(8,978)	(8,360)
Acquisition of non-controlling interests	—	(1,316)	(2,108)
Proceeds from issuance of non-controlling interests	—	2,725	—
Proceeds from variable prepaid forwards	424	2,568	—
Treasury stock purchases	(69)	(150)	(187)
Cash dividends paid	(1,260)	(1,659)	(1,659)
Early debt extinguishment	(318)	—	(1,591)
Other	(203)	(351)	459
Net cash used for financing activities	(538)	(887)	(1,499)
Effect of exchange rate changes on cash, cash equivalents, marketable securities and restricted cash	4	20	(47)
Changes in cash, cash equivalents, marketable securities and restricted cash
Net increase (decrease) in cash, cash equivalents, marketable securities and restricted cash	2,362	(1,702)	1,288
Cash, cash equivalents, marketable securities and restricted cash at beginning of period	856	2,558	1,270
Cash, cash equivalents, marketable securities and restricted cash at end of period	$3,218	$856	$2,558

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

WBA Fiscal 2024 Form 10-K	73

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of major accounting policies

Organization
Walgreens Boots Alliance Inc. and its subsidiaries (the “Company”), is an integrated healthcare, pharmacy and retail leader with a 170-year heritage of caring for customers and patients. Its operations are conducted through three reportable segments: U.S. Retail Pharmacy, International and U.S. Healthcare. See Note 16. Segment reporting, for further information.

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

Adverse global macroeconomic conditions, the impact of opioid related claims and litigation settlements, the influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payor and customer relationships and terms, strategic transactions including acquisitions, dispositions, asset impairments and changes in laws and regulations in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years.

Certain amounts in the Consolidated Financial Statements and accompanying notes may not sum due to rounding. Percentages have been calculated using unrounded amounts for all periods presented. Certain prior period data, has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, qualifying money market funds, and other highly liquid investments with an original maturity of three months or less at the date of acquisition. Credit and debit card receivables, which generally settle within one to seven business days, of $235 million and $122 million were included in cash and cash equivalents at August 31, 2024 and 2023, respectively.

Restricted cash and other cash flows from operating activities

Restricted cash
The Company is required to maintain cash deposits with certain banks that consist of deposits restricted under contractual agreements and cash restricted by law and other obligations.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents, marketable securities and restricted cash in the Consolidated Statements of Cash Flows for fiscal 2024, 2023 and 2022 (in millions):

	August 31, 2024	August 31, 2023	August 31, 2022
Cash and cash equivalents	$1,319	$728	$1,358
Marketable securities	1,790	11	1,114
Cash and cash equivalents - assets held for sale (included in other current assets)	—	24	—
Restricted cash (included in other current and non-current assets)	110	93	86
Cash, cash equivalents, marketable securities and restricted cash	$3,218	$856	$2,558

WBA Fiscal 2024 Form 10-K	74

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other cash flows from operating activities
Other cash outflows from operating activities primarily include non-cash adjustments. For fiscal 2024, the adjustment of $242 million primarily includes a $131 million pre-tax gain on early termination of leases and a pre-tax gain of $102 million related to the early extinguishment of debt. For fiscal 2023, the adjustment of $173 million primarily includes a pre-tax gain of $83 million from the reclassification of Option Care Health from an equity method investment to an investment in equity securities at fair value. For fiscal 2022, the adjustment of $99 million primarily includes $46 million of dividends from the Company’s equity method investments.

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $4.8 billion and $4.3 billion at August 31, 2024 and 2023, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from Cencora, Inc. (“Cencora”) (see Note 17. Related parties, for further information), were $1.0 billion and $1.1 billion at August 31, 2024 and 2023, respectively.

Charges for the Company’s expected credit losses are recognized based upon all available information regarding the collectability of receivables, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the short contractual life of the receivable. The allowance for expected credit losses for trade receivables at August 31, 2024 and 2023 were $110 million.

Inventories
The Company values inventories on a lower of cost and net realizable value or market basis. Inventories include product costs, inbound freight, direct labor, warehousing costs for retail pharmacy operations, and distribution costs of products, and are reduced by vendor allowances not classified as a reduction of advertising expense.

The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. The total carrying value of the segment inventory accounted for under the LIFO method was $6.3 billion and $6.2 billion at August 31, 2024 and 2023, respectively. At August 31, 2024 and 2023, U.S. Retail Pharmacy segment inventory would have been greater by $3.7 billion and $3.6 billion, respectively, if it had been valued on a lower of first-in-first-out (“FIFO”) cost and net realizable value.

The Company’s International segment inventory is accounted for using average cost and the FIFO method. The total carrying value of the inventory for International segment was $2.0 billion at August 31, 2024 and 2023.

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

The following table summarizes the Company’s property, plant and equipment (in millions) and estimated useful lives (in years):

	Estimated useful life	2024	2023
Land and land improvements [1]	20	$1,455	$1,778
Buildings and building improvements	3 to 50	6,117	6,683
Fixtures and equipment	3 to 20	9,720	9,782
Capitalized system development costs and software	3 to 10	3,528	3,821
Assets under construction		673	1,400
Finance lease properties		1,143	1,075
		$22,636	$24,540
Less: accumulated depreciation and amortization		12,863	12,953
Balance at end of year		$9,772	$11,587

1.Land is not depreciated.

WBA Fiscal 2024 Form 10-K	75

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company capitalizes application development stage costs for internally developed software. Amortization expense for capitalized system development costs and software was $414 million, $371 million and $307 million in fiscal 2024, 2023 and 2022, respectively. Unamortized costs were $1.4 billion and $1.5 billion at August 31, 2024 and 2023, respectively.

Depreciation and amortization expense for property, plant and equipment, including capitalized system development costs and software was $1.5 billion, $1.4 billion and $1.4 billion for fiscal 2024, 2023 and 2022, respectively.

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

The Company determines if an arrangement contains a lease at the inception of a contract. The lease classification is determined at the commencement date. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease during the lease term. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments during the lease term. Lease commencement is the date the Company has the right to control the property. The Company utilizes its incremental borrowing rate to discount the lease payments. The incremental borrowing rate is based on the Company’s estimated rate of interest for a collateralized borrowing over a similar term as the lease term. The operating lease right-of-use assets also include lease payments made before lease commencement date and lease incentives, and are recorded net of impairment. Operating leases are expensed on a straight line basis over the lease term.

The Company accounts for lease components and non-lease components as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the right-of-use assets or lease liabilities. These are expensed as incurred. The Company has real estate leases that require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs and hence are not included in the lease payments used to calculate lease liability. Other real estate leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities. The Company does not separately account for the land portion of the leases involving land and building.

Finance leases are recognized within property, plant and equipment and as a finance lease liability within accrued expenses and other liabilities and other non-current liabilities.

See Note 4. Leases, for further information.

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

WBA Fiscal 2024 Form 10-K	76

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Variable interest entities
The Company consolidates certain subsidiaries of Village Practice Management Company Holdings, LLC through its principal subsidiary Village Practice Management Company, LLC (“VillageMD”), which are clinical entities and managed services organizations (collectively, the “Entities”) where VillageMD has a controlling financial interest. The Entities were established to employ healthcare providers, contract with payors, or to deliver healthcare services to patients and are designed to comply with certain regulatory and legal requirements.

VillageMD generally has no equity interests in the Entities. The Entities are variable interest entities because there is insufficient equity at-risk in the Entities to finance their operations without additional financial support and the equity holders of the Entities generally lack the characteristics of a controlling financial interest. VillageMD’s service agreements (“SAs”) are variable interests in the Entities because they transfer substantially all the residual risks and rewards of ownership in the Entities to VillageMD.

VillageMD has the power to direct the activities of the Entities that most significantly impact their economic performance through the SAs. The activities that most significantly impact the economic performance of the Entities pertain to establishing the scope of services provided, fees charged for clinical services, negotiation and execution of contracts and managing policies and procedures related to management of VillageMD’s patient population.

The SAs generally provide VillageMD with rights to substantially all the earnings of the Entities and obligate VillageMD to fund losses of the Entities. As a result, VillageMD is the primary beneficiary of the Entities and consolidates the Entities. The assets and liabilities of the Entities and the Entities’ results of operations are presented in the Company’s consolidated financial statements.

The Entities’ revenues consist of amounts recognized for services provided to patients. Cost of sales and Selling, general and administrative expenses consist primarily of provider compensation expenses as well as clinical operating and support costs. VillageMD is also exposed to the risk of loss from certain Entities’ involvement with risk-based arrangements.

There are generally no restrictions on the Entities’ assets or on the settlement of its liabilities. The assets of the Entities can be used to settle obligations of VillageMD and creditors of Entities have recourse to the general credit of the Company.

The following table summarizes the Entities’ assets and liabilities (in millions) as of August 31, 2024 and 2023, respectively.

	August 31, 2024	August 31, 2023
Total assets	$928	$881
Total liabilities	540	486

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

WBA Fiscal 2024 Form 10-K	77

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

See Note 6. Goodwill and other intangible assets, for further information regarding the Company’s intangible assets.

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

See Note 5. Equity method investments, for further information.

Financial instruments
The Company uses derivative instruments to hedge its exposure to market risks, including interest rate and currency risks, arising from operating and financing risks. Additionally, the Company economically hedges a portion of its exposure to equity price risk related to its investment in Cencora through variable prepaid forward (“VPF”) derivative contracts. In accordance with its risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes.

Derivatives are recognized on the Consolidated Balance Sheets at their fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, it formally documents the hedge relationship and the risk management objective and strategy for undertaking the hedge, which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value of a derivative instrument depends on whether the Company had designated it in a qualifying hedging relationship and on the type of hedging relationship. The Company applies the following accounting policies:

•Changes in the fair value of a derivative designated as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the Consolidated Statements of Earnings in the same line item, generally interest expense, net.
•Changes in the fair value of a derivative designated as a cash flow hedge are recorded in accumulated other comprehensive loss in the Consolidated Statements of Comprehensive Income and reclassified into earnings in the period or periods during which the hedged item affects earnings and is presented in the same line item as the earnings effect of the hedged item.
•Changes in the fair value of a derivative designated as a hedge of a net investment in a foreign operation are recorded in cumulative translation adjustments within accumulated other comprehensive loss in the Consolidated Statements of Comprehensive Income. Recognition in earnings of amounts previously recorded in cumulative translation adjustments is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged investments in foreign operations.
•Changes in the fair value of a derivative not designated in a hedging relationship are recognized in the Consolidated Statements of Earnings.

WBA Fiscal 2024 Form 10-K	78

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash receipts or payments on a settlement of a derivative contract are reported in the Consolidated Statements of Cash Flows consistent with the nature of the underlying hedged item.

For derivative instruments designated as hedges, the Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item. In addition, when the Company determines that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction and reclassifies any gains or losses in accumulated other comprehensive loss to earnings in the Consolidated Statements of Earnings. When a derivative in a hedge relationship is terminated or the hedged item is sold, extinguished or terminated, hedge accounting is discontinued prospectively.

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

The Company funds its pension plans in accordance with applicable regulations. The Company records the service cost component of net pension cost and net post-retirement healthcare benefit cost in Selling, general and administrative expenses in the Consolidated Statements of Earnings. The Company records all other net cost components of net pension cost and net post-retirement benefit cost in Other income, net in the Consolidated Statements of Earnings. The post-retirement healthcare plan is not funded.

See Note 13. Retirement benefits, for further information.

Redeemable non-controlling interests
The Company presents non-controlling interests in temporary equity within its Consolidated Balance Sheets if it is redeemable at a fixed or determinable price on a fixed or determinable date on the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company.

The carrying amount of the redeemable non-controlling interests is equal to the greater of the carrying value of non-controlling interests adjusted each reporting period for income or loss attributable to the non-controlling interests as well as any applicable distributions made or the redemption value. Re-measurements to the redemption value of the redeemable non-controlling interests are recognized in Paid-in capital within the Consolidated Balance Sheets. The Company reports the portion of its earnings or loss for redeemable non-controlling interest as Net loss attributable to non-controlling interests, in the Consolidated Statements of Earnings.

WBA Fiscal 2024 Form 10-K	79

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a roll forward of the redeemable non-controlling interests in the Consolidated Balance Sheets (in millions):

	2024	2023	2022
Opening balance	$167	$1,042	$319
Recognition upon acquisition of subsidiary [1]	—	—	2,684
Acquisition of non-controlling interests [2]	—	—	(2,047)
Net income (loss) attributable to Redeemable non-controlling interests	1	(21)	(73)
Redemption price adjustments and other [3]	6	460	159
Reclassifications to Accrued expenses and other liabilities [4]	—	(1,314)	—
Ending balance	$174	$167	$1,042
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
4.Represents the reclassification of the Shields and CareCentrix redeemable non-controlling interests to Accrued expenses and other liabilities in the Consolidated Balance Sheets resulting from the Company’s full acquisition of Shields and CareCentrix.

See Note 2. Acquisitions and other investments, for further information.

Non-controlling interests
The Company presents non-controlling interests as a component of equity on its Consolidated Balance Sheets and reports the portion of earnings or losses for non-controlling interests as Net loss attributable to non-controlling interests in the Consolidated Statements of Earnings.

Non-controlling interests primarily relates to VillageMD. As of August 31, 2024 and 2023, VillageMD non-controlling interests comprise 16.0 million and 16.0 million preferred units and 6.7 million and 6.5 million common units, including incentive units, respectively.

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

Currency
Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated primarily at historical exchange rates and the resulting cumulative translation adjustments are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

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

WBA Fiscal 2024 Form 10-K	80

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commitments and contingencies
The Company assesses its liabilities and contingencies for outstanding legal proceedings, and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is probable that a loss will be incurred and that the amount of such loss can be reasonably estimated. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company may be unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s Consolidated Financial Statements in a future fiscal period. Management’s assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company that are not presently known. Adverse rulings or determinations by judges, juries, governmental authorities or other parties could also result in changes to management’s assessment of current liabilities and contingencies. Accordingly, the ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved. See Note 10. Commitments and contingencies, for further information.

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

The Company’s loyalty rewards programs represent separate performance obligations and are accounted for using the deferred revenue approach. When goods are sold, the transaction price is allocated between goods sold and loyalty points or Walgreens cash awarded based upon the relative standalone selling price. The revenue allocated to the loyalty points is recognized upon redemption. Loyalty programs breakage is recognized as revenue based on the redemption pattern. Customer purchases of the Company’s own gift cards are not recognized as revenue until the card is redeemed. Gift card breakage (i.e., unused gift card) is recognized as revenue based on the redemption pattern.

The Company recognizes contract liabilities to record the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example the Company’s myWalgreens and Boots Advantage Card loyalty programs. Under such programs, customers earn Walgreens Cash or reward points on purchases for redemption at a later date.

Wholesale
Wholesale revenue is recognized, net of taxes and expected returns, upon shipment of goods, which is generally also the day of delivery.

WBA Fiscal 2024 Form 10-K	81

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Healthcare services
The Company provides healthcare services under fee-for-service and value-based arrangements. Fee-for-service revenues are recognized at the point-in-time medical care is provided. Revenues are reported based on expected net collection rates, which are calculated based on historical collection rates in relation to amounts billed at the time of service. Most of the Company’s value-based arrangements are Medicare Advantage (“MA”) contracts or direct contracting arrangements under the Centers for Medicare and Medicaid Services (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model. Revenues from value-based arrangements (“risk-based revenues”) are primarily earned from contracts in which the Company has full or shared risk for the healthcare payor’s eligible members (“value-based patients”). Risk-based revenues are recognized ratably over the term of the contract (generally, one year or less) as the Company’s stand-ready obligation to provide healthcare services is satisfied. The Company receives fees from payors that are generally based on a fixed monthly percentage of the premium received by the payor from the payor’s members, or a portion of the payor’s savings relative to an agreed-upon financial benchmark. The Company estimates transaction price based on historical data and data from the payors. Estimates are adjusted to the final settlement amount received from the payor. The Company evaluates whether it is a principal or agent in an arrangement based on the Company’s exposure to financial risk under the arrangement and the Company’s control over the provision of services. The Company has determined that it acts as a principal in the vast majority of its arrangements.

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

Advertising costs
Advertising costs are reduced by the portion funded by vendors, if reimbursement represents a specific, incremental, identifiable cost, and expensed as incurred or when services have been received. Net advertising expenses, which are included in Selling, general and administrative expenses in the Consolidated Statements of Earnings, were $694 million, $775 million and $862 million for fiscal 2024, 2023, and 2022, respectively.

WBA Fiscal 2024 Form 10-K	82

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Long-lived assets related to the Company’s retail, pharmacy and healthcare operations include property, plant and equipment, definite lived intangibles, and right of use assets. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, typically at the store level for retail pharmacy operations. If the asset group fails the recoverability test, then an impairment charge is determined based on the difference between the fair value of the asset group compared to its carrying value. Fair value of the asset group is generally determined using a market or an income approach based on cash flows expected from the use and eventual disposal of the asset group.

Impairment charges for long-lived assets included in Selling, general and administrative expenses in the Consolidated Statements of Earnings were $1.7 billion, $863 million and $380 million for fiscal 2024, 2023 and 2022 respectively.

The determination of the fair value of the asset group requires management to estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

Stock compensation plans
Stock based compensation is measured at fair value at the grant date. The Company grants, performance shares and restricted units, and has historically granted stock options, to the Company’s non-employee directors, officers and employees. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The fair value of each performance share granted assumes that performance goals will be achieved at 100 percent. Subsequently, the Company reassesses the probability of achieving the performance goals and vesting and adjusts compensation expense accordingly, including the reversal of previously recognized compensation expense if it is no longer probable that the awards will vest. Certain performance shares are also subject to market conditions based on total shareholder return. Such conditions are included in the fair-value-based measure of the award at the grant date. See Note 12. Stock compensation plans, for further information on the Company’s stock-based compensation plans.

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

In determining the provision for income taxes, the Company uses income, permanent differences between book and tax income, the relative proportion of foreign and domestic income, enacted statutory income tax rates, projections of income subject to Subpart F rules and unrecognized tax benefits related to current period results. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to lapsing of the applicable statute of limitations, recognizing or de-recognizing benefits of deferred tax assets due to future year financial statement projections and changes in tax laws are recognized in the period in which they occur.

WBA Fiscal 2024 Form 10-K	83

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

Earnings per share
The dilutive effect of outstanding stock options and restricted stock units on earnings per share is calculated using the treasury stock method. Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares. There were 14.1 million, 17.8 million and 17.1 million weighted outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation for fiscal 2024, 2023 and 2022, respectively.

Due to the anti-dilutive effect resulting from the reported net loss, an incremental 7.5 million and 3.0 million of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for fiscal 2024 and 2023, respectively.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2024	2023
November	$0.4800	$0.4800
February	$0.2500	$0.4800
May	$0.2500	$0.4800
August	$0.2500	$0.4800
Total	$1.2300	$1.9200

New accounting pronouncements

Adoption of new accounting pronouncements

Acquired contract assets and contract liabilities in a business combination
In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). This ASU is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This ASU is effective for business combinations completed in fiscal years beginning after December 15, 2022 (fiscal 2024). The Company adopted this ASU effective September 1, 2023 and the adoption did not impact the Company’s results of operations, cash flows, or financial position.

Liabilities — Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024), except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023 (fiscal 2025). The Company adopted this ASU effective September 1, 2023 and the adoption did not impact the Company’s disclosures within these Consolidated Financial Statements.

WBA Fiscal 2024 Form 10-K	84

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New accounting pronouncements not yet adopted

Leases — Common Control Arrangements
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) – Common Control Arrangements. The ASU amends the accounting for leasehold improvements in common control arrangements by requiring a lessee in a common control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. Further, a lessee that no longer controls the use of the underlying asset will derecognize the remaining carrying amount of the improvements through an adjustment to equity, reflecting the transfer of the asset to the lessor under common control. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2025), including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The Company has evaluated the effect of adopting this new accounting guidance and does not expect adoption will have a material impact on the Company’s results of operations, cash flows, or financial position.

Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU is expected to improve disclosures related to an entity’s reportable segments and provide additional, more detailed information about a reportable segment’s expenses. This ASU requires the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported measure of segment operating results. The ASU also requires the Company to disclose the total amount of any other items included in segment operating results that were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the ASU requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The ASU also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2025) and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2026). The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company has evaluated the effect of adopting this new accounting guidance. While the standard requires additional disclosures related to the Company’s reportable segments, the standard will not have any impact on the Company’s consolidated operating results, financial condition, or cash flows.

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

WBA Fiscal 2024 Form 10-K	85

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Acquisitions and other investments

Summit acquisition
On January 3, 2023, VillageMD, through its parent company, following an internal reorganization, completed the acquisition of WP CityMD TopCo (“Summit”), a provider of primary, specialty and urgent care in exchange, for $7.0 billion aggregate consideration, consisting of $4.85 billion of cash consideration paid, $2.05 billion in preferred units of VillageMD issued to Summit equity holders and $100 million of cash paid one year following closing. The cash consideration includes $87 million of cash paid to fund acquisition-related bonuses to Summit employees which was recognized as a compensation expense of the Company. In addition, VillageMD paid off approximately $1.9 billion in net debt of Summit. In connection with the amended Agreement and Plan of Merger, and in order to finance the acquisition, the Company and Cigna Health & Life Insurance Company acquired preferred units of VillageMD in exchange for $1.75 billion and $2.5 billion in aggregate consideration, respectively. Following the Summit acquisition, the Company remains the largest and consolidating equity holder of VillageMD with ownership of approximately 53% of the outstanding equity interests on a fully diluted basis.

Further, the Company entered into a credit agreement with VillageMD pursuant to which the Company provided VillageMD senior secured credit facilities (the “VillageMD Secured Loan”) in the aggregate amount of $2.25 billion, consisting of (i) a senior secured term loan facility in an aggregate original principal amount of $1.75 billion to support the acquisition of Summit; and (ii) a senior secured revolving credit facility in an aggregate original committed amount of $500 million available for general corporate purposes. In connection with the issuance of the senior secured credit facilities, the Company received a $220 million credit for certain fees payable by VillageMD in the form of preferred units of VillageMD. The intercompany facilities eliminate in consolidation. On August 2, 2024, the Company and VillageMD acknowledged the existence of defaults under the VillageMD Secured Loan. On August 6, 2024, the Company and VillageMD entered into a forbearance agreement relating to the intercompany facilities, whereby the Company has agreed not to exercise certain remedies available to it under the terms of the credit agreement, subject to VillageMD’s compliance with the conditions set forth in the forbearance agreement, and the Company is actively engaged in discussions with VillageMD’s stakeholders and other third parties with respect to the future of its investment in VillageMD.

The Company accounted for this acquisition as a business combination resulting in consolidation of Summit within the U.S. Healthcare segment in its financial statements. In fiscal 2024, the Company completed the purchase price allocation.

WBA Fiscal 2024 Form 10-K	86

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
1.Cash consideration excludes $87 million of cash paid to fund acquisition-related bonuses to Summit employees that was recognized as compensation expense of the Company.
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

Supplemental pro forma information - Summit

The following table represents unaudited supplemental pro forma consolidated sales for the years ended August 31, 2023 and 2022, as if the acquisition of Summit had occurred at the beginning of each period presented. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of each period presented or results, which may occur in the future.

(Unaudited, in millions)	2023	2022
Sales	$140,039	$135,379

Actual sales of Summit, from the acquisition date, for the year ended August 31, 2023, included in the Consolidated Statements of Earnings are as follows (in millions):

2023
Sales	$1,896

WBA Fiscal 2024 Form 10-K	87

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pro forma net earnings of the Company, assuming the acquisition had occurred at the beginning of fiscal 2022, would not be materially different from the results reported.

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

As a result of this acquisition, in the three months ended November 30, 2021, the Company recognized a pre-tax gain in Other income, net in the Consolidated Statements of Earnings of $1.6 billion related to the fair valuation of the Company’s previously held minority equity interest. The Company also recorded a pre-tax gain of $577 million in Other income, net in the Consolidated Statements of Earnings related to the conversion to equity of the Company’s previously held investment in convertible debt securities of VillageMD, reclassified from within Accumulated other comprehensive income in the Consolidated Balance Sheets. A majority of the gains did not generate a tax expense.

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

The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

Purchase price allocation:
Total purchase price	$5,200
Less: purchase price for issuance of new preferred units at fair value [1]	(2,300)
Net consideration	2,900
Fair value of share-based compensation awards attributable to pre-combination services [2]	683
Fair value of previously held equity and debt	3,211
Fair value of non-controlling interest	3,257
Total	$10,051

Identifiable assets acquired and liabilities assumed:
Tangible assets [1]	$634
Intangible assets [3]	1,621
Liabilities	(370)
Total identifiable net assets	$1,885

Goodwill	$8,166

WBA Fiscal 2024 Form 10-K	88

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

Shields acquisition
On October 29, 2021, the Company completed the acquisition of Shields, a specialty pharmacy integrator and accelerator for hospitals. Pursuant to the terms and subject to the conditions set forth in the Securities Purchase Agreement, the Company purchased additional outstanding equity interests of Shields, increasing the Company’s total beneficial ownership in Shields’ outstanding equity interests from 25% to approximately 70%, for cash consideration of $969 million. The Company accounted for this acquisition as a business combination resulting in consolidation of Shields within the U.S. Healthcare segment in its financial statements. A non-controlling interest was recognized at fair value. Under the terms of the transaction agreements, the Company had an option to acquire the remaining equity interests of Shields in the future. Shields’ other equity holders had an option to require the Company to purchase the remaining equity interests. Considering the contractual terms related to the non-controlling interests, it was classified as redeemable non-controlling interests in the Consolidated Balance Sheets upon acquisition.

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

The goodwill represents anticipated future growth and expansion opportunities into new healthcare offerings.

On December 28, 2022 the Company acquired the remaining 30% equity interest for approximately $1.4 billion of cash consideration.

WBA Fiscal 2024 Form 10-K	89

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

In fiscal 2023, the Company completed the purchase price allocation. The following table summarizes the consideration for the acquisition and the amounts of identified assets acquired and liabilities assumed at the date of the transaction (in millions):

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

Supplemental pro forma information
The following table represents unaudited supplemental pro forma consolidated sales for fiscal 2022 acquisitions, for the year ended August 31, 2022, as if the acquisitions had occurred at the beginning of fiscal 2022. The unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisitions occurred at the beginning of the period presented or results which may occur in the future.

(Unaudited, in millions)	2022
Sales	$134,314

WBA Fiscal 2024 Form 10-K	90

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Actual sales of the acquisitions for the year ended August 31, 2022 included in the Consolidated Statements of Earnings are as follows (in millions):

2022
Sales	$1,795

Pro forma net earnings of the Company, assuming the acquisitions had occurred at the beginning of fiscal 2022, would not be materially different from the results reported.

See Note 16. Segment reporting, for further information.

Other acquisitions
On March 3, 2023, the Company completed the acquisition of Starling MSO Holdings, LLC (“Starling”), a primary care and multi-specialty group, for total consideration of $284 million. Total consideration includes $222 million of cash consideration and $62 million of VillageMD equity issued to Starling equity holders, including employees. VillageMD equity issued to employees will be recognized as compensation expense in the future. As a result of the acquisition, the Company recognized goodwill and intangible assets of $103 million and $128 million, respectively. In fiscal 2024, the Company completed the purchase price allocation.

The Company acquired prescription files and related pharmacy inventory primarily in the U.S. for an aggregate purchase price of $533 million and $324 million during fiscal 2024 and 2023, respectively.

Note 3. Exit and disposal activities

Transformational Cost Management Program
On December 20, 2018, the Company announced a transformational cost management program that was expected to deliver in excess of $2.0 billion of annual cost savings by fiscal 2022 (the “Transformational Cost Management Program”). The Company achieved this goal at the end of fiscal 2021. The program was subsequently expanded and extended, with the most recent update in fiscal 2023, when the Company increased its annual cost savings target from $3.5 billion to $4.5 billion by the end of fiscal 2024. While most of the initiatives under the program were completed by the end of fiscal 2024, certain initiatives are expected to extend into fiscal 2025. The Company does not expect to incur material exit and disposal charges related to the finalization of these initiatives.

The Transformational Cost Management Program, which was multi-faceted and included divisional optimization initiatives, global smart spending, global smart organization and the transformation of the Company’s information technology (“IT”) capabilities, was designed to help the Company achieve increased cost efficiencies. The Company took actions across all aspects of the Transformational Cost Management Program, which focused primarily on the U.S. Retail Pharmacy and International reportable segments along with the Company’s global functions. Divisional optimization within the Company’s segments included activities such as optimization of stores. The Transformational Cost Management Program resulted in the approval to close approximately 650 Boots stores in the United Kingdom (“UK”) and approximately 950 stores in the U.S. As of August 31, 2024, the Company has closed 624 and 676 stores in the UK and U.S., respectively.

Cumulative pre-tax charges to the Company’s GAAP financial results for the Transformational Cost Management Program were $4.3 billion, of which pre-tax charges for exit and disposal activities were $4.0 billion. The charges were primarily recorded within Selling, general and administrative expenses within the Consolidated Statements of Earnings. These charges included $1.7 billion related to lease obligations and other real estate costs, $1.0 billion in asset impairments, $1.0 billion in employee severance and business transition costs and $300 million of IT transformation and other exit costs. In addition to the impacts discussed above, as a result of the actions related to store closures taken under the Transformational Cost Management Program, the Company recorded $508 million of transition adjustments to decrease retained earnings due to the adoption of the new lease accounting standard (Topic 842) that became effective on September 1, 2019.

WBA Fiscal 2024 Form 10-K	91

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Costs related to exit and disposal activities under the Transformational Cost Management Program for fiscal 2024, 2023 and 2022, respectively, were as follows (in millions):

Fiscal 2024	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$535	$—	$—	$—	$535
Asset impairments	104	16	8	—	128
Employee severance and business transition costs	93	(3)	6	6	102
Information technology transformation and other exit costs	39	19	13	—	70
Total pre-tax exit and disposal charges	$770	$32	$26	$6	$835

Fiscal 2023	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$492	$23	$—	$1	$516
Asset impairments	183	149	109	—	441
Employee severance and business transition costs	111	20	6	13	150
Information technology transformation and other exit costs	30	21	—	—	51
Total pre-tax exit and disposal charges	$816	$213	$115	$14	$1,158

Fiscal 2022	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs	$247	$2	$—	$—	$249
Asset impairments	132	58	—	—	190
Employee severance and business transition costs	156	29	—	25	210
Information technology transformation and other exit costs	12	29	—	—	40
Total pre-tax exit and disposal charges	$546	$118	$—	$25	$690

WBA Fiscal 2024 Form 10-K	92

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in liabilities and assets related to the exit and disposal activities under Transformational Cost Management Program include the following (in millions):

	Lease obligations and other real estate costs	Asset impairments	Employee severance and business transition costs	Information technology transformation and other exit costs	Total
Balance at August 31, 2022	$10	$—	$76	$27	$113
Costs	516	441	150	51	1,158
Payments	(105)	—	(160)	(55)	(320)
Other	(411)	(441)	2	—	(849)
Balance at August 31, 2023	$10	$—	$70	$22	$102
Costs	535	128	102	70	835
Payments	(223)	—	(145)	(62)	(430)
Other	(315)	(128)	—	(28)	(471)
Balance at August 31, 2024	$8	$—	$26	$2	$36

Other exit and disposal activities
In fiscal 2024, VillageMD approved the closure of approximately 160 clinics. As a result, long-lived and intangible assets of $303 million were impaired within the U.S. Healthcare segment. The impairment charges were recorded in Selling, general and administrative expenses within the Consolidated Statements of Earnings.

In fiscal 2024, management ceased development of, and abandoned, a multi-year internal software development project within the U.S. Retail Pharmacy segment. As a result, previously capitalized internally-developed software of $455 million was impaired. The impairment charge was recorded in Selling, general and administrative expenses within the Consolidated Statements of Earnings.

Note 4. Leases
Supplemental balance sheet information related to leases was as follows (in millions):

Balance sheet supplemental information:	August 31, 2024	August 31, 2023
Operating leases:
Operating lease right-of-use assets	$20,335	$21,667
Operating lease obligations - current	$2,382	$2,347
Operating lease obligations - non-current	20,921	22,124
Total operating lease obligations	$23,303	$24,472

Finance leases:
Right-of-use assets included in:
Property, plant and equipment, net	$680	$678

Lease obligations included in:
Accrued expenses and other liabilities	$74	$57
Other non-current liabilities	917	919
Total finance lease obligations	$991	$976

WBA Fiscal 2024 Form 10-K	93

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental income statement information related to leases was as follows (in millions):

Statement of earnings supplemental information:	2024	2023	2022
Operating lease cost
Fixed	$3,473	$3,404	$3,240
Variable [1]	909	850	825
Finance lease cost
Amortization	$68	$47	$44
Interest	53	51	50

Sublease income [2]	$111	$115	$105
Impairment of right-of-use assets	526	495	218

Gains on sale-leaseback transactions [2]
U.S. Retail Pharmacy	$295	$747	$558
International [3]	—	178	61
Total gain on sale-leaseback [2]	$295	$925	$619

1Includes real estate property taxes, common area maintenance, insurance and rental payments based on sales volume.
2Recorded in Selling, general and administrative expenses within the Consolidated Statements of Earnings.
3Includes gain on sale-leaseback related to the Germany wholesale business of $178 million for fiscal 2023, and $61 million for Boots UK for fiscal 2022. The gain for fiscal 2023 includes $47 million related to the optimization of the Germany warehouse locations as part of acquisition integration activities.

Other supplemental information was as follows (in millions):

Other supplemental information:	2024	2023	2022
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$3,684	$3,579	$3,351
Operating cash flows from finance leases	51	47	47
Financing cash flows from finance leases	71	52	43
Total	$3,807	$3,679	$3,441

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$1,457	$2,323	$2,078
Finance leases	80	30	11
Total	$1,536	$2,352	$2,089

Weighted average lease term and discount rate for real estate leases as of August 31, 2024 were as follows:

Weighted average lease terms and discount rates:	August 31, 2024	August 31, 2023
Weighted average remaining lease term in years
Operating leases	9.2	9.6
Finance leases	17.6	17.4

Weighted average discount rate
Operating leases	5.60%	5.35%
Finance leases	5.18%	5.25%

WBA Fiscal 2024 Form 10-K	94

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate future lease payments for operating and finance leases as of August 31, 2024 are as follows (in millions):

Future lease payments (fiscal years):	Finance lease	Operating lease [1,2]
2025	$128	$3,668
2026	123	3,599
2027	121	3,519
2028	99	3,383
2029	88	3,162
Later	892	12,792
Total undiscounted minimum lease payments	$1,451	$30,123
Less: Present value discount	460	6,820
Lease liability	$991	$23,303

1.Total undiscounted minimum lease payments include approximately $3.5 billion of payments related to optional renewal periods that have not been contractually exercised, but are reasonably certain of being exercised.
2.Total undiscounted minimum lease payments exclude sublease rental income of approximately $592 million due to the Company under non-cancelable sublease terms.

Note 5. Equity method investments

Equity method investments as of August 31, 2024 and 2023 were as follows (in millions, except percentages):

	2024		2023
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
Cencora	$1,563	10%	$2,534	16%
Others	705	8% - 50%	963	8% - 50%
Total	$2,269		$3,497

Cencora investment
As of August 31, 2024 and 2023, the Company owned 20.0 million and 31.8 million shares of Cencora common stock, respectively, representing approximately 10.2% and 15.9% of its outstanding common stock based on the share count publicly reported by Cencora in its most recent filings with the SEC. The Company has the ability to exercise significant influence in Cencora through the Company’s board representation.

In fiscal 2024, 2023 and 2022, the Company sold shares of Cencora common stock for total consideration of approximately $2.7 billion, $3.4 billion and $900 million respectively. These transactions resulted in the Company recording pre-tax gains, inclusive of equity method basis difference adjustments, of $1.5 billion, $1.6 billion and $417 million, respectively, in Other income, net in the Consolidated Statements of Earnings, including $63 million, $160 million and $32 million of losses, respectively, reclassified from within Accumulated other comprehensive loss in the Consolidated Balance Sheets. As part of the Company’s sale of Cencora common stock during the third quarter of fiscal 2024, the Company recognized a cumulative equity method basis difference adjustment, of which an immaterial amount pertained to fiscal 2023.

As of August 31, 2024 and 2023, the Company has pledged 20.0 million and 17.3 million shares of Cencora common stock, respectively, as collateral upon entering into VPF derivative contracts. See Note 8. Financial instruments, for further information.

WBA Fiscal 2024 Form 10-K	95

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company accounts for its equity investment in Cencora using the equity method of accounting, with the net earnings attributable to the Company’s investment being classified within the operating income of its U.S. Retail Pharmacy segment. Due to the timing and availability of financial information of Cencora, the Company accounts for this equity method investment on a financial reporting lag of two months. Equity earnings in Cencora are reported as a separate line in the Consolidated Statements of Earnings.

The Level 1 fair market value of the Company’s equity investment in Cencora common stock at August 31, 2024 and 2023 was $4.8 billion and $5.6 billion, respectively. As of August 31, 2024, the carrying value of the Company’s investment in Cencora exceeded its proportionate share of the net assets of Cencora by $1.5 billion. This premium of $1.5 billion was recognized as part of the carrying value in the Company’s equity investment in Cencora. The difference is primarily related to goodwill and the fair value of Cencora intangible assets.

Other investments
At August 31, 2024, the Company’s other equity method investments primarily include its U.S. investment in BrightSpring Health Services (“BrightSpring”), and the Company’s investments in China in Sinopharm Medicine Holding Guoda Drugstores Co., Ltd (“Guoda”), and Nanjing Pharmaceutical Company Limited (“Nanjing”). As of August 31, 2024, the Company owned approximately 18% and 11% of common stock outstanding in its investments in BrightSpring and Nanjing, respectively. The Company has the ability to exercise significant influence over the investees through the Company’s board representation. As such, the Company accounts for its equity investments in BrightSpring and Nanjing using the equity method of accounting. On September 11, 2024, the Company sold shares of BrightSpring common stock for total consideration of approximately $129 million, reducing the Company’s ownership percentage to approximately 12%. The Company will continue to account for its remaining investment in BrightSpring under the equity method of accounting. In fiscal 2024 and 2022, the Company recognized other-than-temporary impairments of $364 million and $124 million, respectively, related to equity method investments in China. The impairments were derived using Level 3 inputs, including financial projections and market multiples of comparable companies. The Company did not recognize any significant equity method investment impairments in fiscal 2023.
In fiscal 2022, the Company acquired majority equity interests in VillageMD and Shields, both formerly accounted for as equity method investments. The Company accounted for these acquisitions as business combinations resulting in the remeasurement of its previously held minority equity interests and convertible debt securities at fair value resulting in pre-tax gains of $2.2 billion and $402 million for VillageMD and Shields, respectively, recognized in Other income, net in the Consolidated Statements of Earnings. As a result of these transactions, the Company consolidated VillageMD and Shields within the U.S. Healthcare segment in its financial statements. In addition, in fiscal 2022 the Company sold its ownership interest in Guangzhou Pharmaceutical Corporation (“GP Corp”) for total consideration of approximately $150 million.

Option Care Health investment
During fiscal 2022, the Company sold shares of Option Care Health common stock for total consideration of approximately $363 million. During fiscal 2023, the Company sold its remaining investment in Option Care Health for total consideration of approximately $798 million. These transactions resulted in the Company recording pre-tax gains of $186 million and $145 million, respectively, in Other income, net in the Consolidated Statements of Earnings. As of May 31, 2023, the Company no longer exercised significant influence over the operating and financial policies of Option Care Health and reclassified its investment from an equity method investment to an investment in equity securities at fair value, recognizing a pre-tax gain of $76 million included in Other income, net within the Consolidated Statements of Earnings.

Summarized financial information
Summarized financial information for the Company’s equity method investments in aggregate is as follows:

Balance sheet (in millions)

	August 31,
	2024	2023
Current assets	$54,470	$48,185
Non-current assets	25,044	25,618
Current liabilities	58,231	52,093
Non-current liabilities	16,470	17,999
Shareholders’ equity [1]	4,813	3,711

WBA Fiscal 2024 Form 10-K	96

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1Shareholders’ equity at August 31, 2024 and 2023 includes $432 million and $520 million, respectively, related to non-controlling interests.

Statements of earnings (in millions)

	2024	2023	2022
Sales	$304,895	$279,118	$268,189
Gross profit	12,466	12,457	13,248
Net earnings	1,922	1,799	1,988
Share of earnings from equity method investments	230	286	468

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

In the second quarter of fiscal 2024, the Company completed a quantitative impairment analysis for goodwill related to its VillageMD reporting unit within the U.S. Healthcare segment due to downward revisions in its longer term forecast received during the quarter, including the impact of closing approximately 90 additional clinics, slower than expected trends in patient panel growth and multi-specialty productivity trends, and recent changes in Medicare reimbursement models. These impacts were partly offset by cost savings initiatives. Based on this analysis, the Company recorded a goodwill impairment charge of $12.4 billion, prior to attribution of loss to non-controlling interests, in Operating loss within the Consolidated Statements of Earnings. The impairment charges reflect lower than previously expected longer term financial performance expectations, a reduction in the multiples for publicly traded peer companies, and increases in discount rates. As of August 31, 2024, the Company believes the carrying value of the VillageMD reporting unit approximates its fair value. As of August 31, 2024, the carrying value of goodwill within the VillageMD reporting unit was $1.5 billion.

In the fourth quarter of fiscal 2024, the Company completed its annual quantitative impairment analysis for goodwill and recognized an impairment charge of $332 million related to its CareCentrix reporting unit within the U.S. Healthcare segment due to downward revisions to its longer term forecasts received during the fourth quarter. As of August 31, 2024, the Company believes the carrying value of the CareCentrix reporting unit approximates its fair value. As of August 31, 2024, the carrying value of goodwill within the CareCentrix reporting unit was $178 million.

Based on the analysis completed as of the June 1, 2024 valuation date, the fair values of the Company’s other reporting units exceeded their carrying amounts ranging from approximately 18% to approximately 124%.

As part of the Company’s impairment analyses, fair value of the reporting units were determined using both the income and market approaches. The income approach requires management to estimate a number of factors, including the projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping as well as recent guideline transactions.

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

WBA Fiscal 2024 Form 10-K	97

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the carrying amount of goodwill by reportable segment consist of the following activity (in millions):

Goodwill roll forward:	U.S. Retail Pharmacy	International [1]	U.S. Healthcare	Walgreens Boots Alliance, Inc.
August 31, 2022	$10,947	$1,293	$10,040	$22,280
Acquisitions [2]	—	—	5,588	5,588
Measurement period adjustments	—	—	252	252
Currency translation adjustments and other	—	85	(18)	67
August 31, 2023	$10,947	$1,378	$15,863	$28,187
Measurement period adjustments	—	—	19	19
Impairments	—	—	(12,701)	(12,701)
Currency translation adjustments and other	—	9	(8)	1
August 31, 2024	$10,947	$1,388	$3,173	$15,506

1.As of fiscal 2022, prior period goodwill impairment charges of $1.7 billion were recognized in the International Segment.
2.In fiscal 2023, additions to goodwill primarily relate to VillageMD’s acquisition of Summit.

The fair values of indefinite-lived intangibles within the Boots reporting unit, as part of the International segment, exceeded their carrying value amounts ranging from approximately 6% to approximately 73%. As of August 31, 2024 and 2023, the carrying value of the indefinite-lived intangibles within the Boots reporting unit was $5.6 billion and $5.5 billion, respectively. There were no impairments of indefinite-lived intangibles in fiscal 2024.

In fiscal 2023 and 2022, the Company recorded impairment losses of $431 million and $783 million, respectively, related to certain pharmacy license and trade name indefinite-lived intangible assets in the Boots reporting unit within the International segment. The impairments were recorded within Selling, general and administrative expenses within the Consolidated Statements of Earnings.

The Company evaluates the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The evaluation of definite-lived intangible assets is performed at the lowest level of identifiable cash flows. During the second quarter of fiscal 2024, as a result of the factors leading to the interim goodwill impairment analysis performed, the Company evaluated VillageMD’s other intangible and long-lived assets for impairment. The assessment resulted in an impairment charge of $266 million, including a charge related to certain provider network intangibles. The charge was recognized primarily within the U.S. Healthcare segment as a component of Selling, general, and administrative expenses within the Consolidated Statements of Earnings. As part of this impairment analysis, the fair values of asset groups and intangible assets were determined using the income approach.

No material impairment was recorded for definite-lived intangibles in fiscal 2023 or 2022.

WBA Fiscal 2024 Form 10-K	98

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying amount and accumulated amortization of intangible assets consist of the following (in millions):

Intangible assets:	August 31, 2024	August 31, 2023
Gross amortizable intangible assets
Customer relationships and loyalty card holders [1]	$4,868	$4,658
Provider networks	2,957	3,202
Trade names and trademarks	2,294	2,300
Developed technology	469	469
Others	156	137
Total gross amortizable intangible assets	$10,745	$10,767

Accumulated amortization
Customer relationships and loyalty card holders [1]	$2,127	$1,784
Provider networks	411	233
Trade names and trademarks	558	401
Developed technology	221	143
Others	62	48
Total accumulated amortization	3,379	2,609
Total amortizable intangible assets, net	$7,367	$8,158

Indefinite-lived intangible assets
Trade names and trademarks	$4,759	$4,650
Pharmacy licenses	848	828
Total indefinite-lived intangible assets	$5,607	$5,477

Total intangible assets, net	$12,973	$13,635

1Includes purchased prescription files.

Amortization expense for intangible assets was $963 million, $815 million and $639 million in fiscal 2024, 2023 and 2022, respectively.

Estimated future annual amortization expense for the next five fiscal years for intangible assets recorded at August 31, 2024 is as follows (in millions):

	2025	2026	2027	2028	2029
Estimated annual amortization expense	$974	$930	$840	$756	$688

WBA Fiscal 2024 Form 10-K	99

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated to the U.S. dollar using the spot rates as of the balance sheet date. Debt consists of the following (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted):

	August 31, 2024	August 31, 2023
Short-term debt
Credit facilities [1]
November 2021 DDTL due November 2024	$290	$—
$850 million note issuance [1]
0.9500% unsecured notes due 2023	—	850
$8 billion note issuance [1]
3.800% unsecured notes due 2024	1,157	—
Other [2]	58	68
Total short-term debt	$1,505	$917

Long-term debt
Credit facilities [1]
November 2021 DDTL due November 2024	$—	$289
December 2022 DDTL due January 2026	1,000	999
August 2023 DDTL due November 2026	1,000	—
$1.5 billion note issuance [1]
3.200% unsecured notes due 2030	498	498
4.100% unsecured notes due 2050	635	793
$6 billion note issuance [1]
3.450% unsecured notes due 2026	1,445	1,444
4.650% unsecured notes due 2046	295	318
$8 billion note issuance [1]
3.800% unsecured notes due 2024	—	1,156
4.500% unsecured notes due 2034	301	301
4.800% unsecured notes due 2044	657	869
£700 million note issuance [1]
3.600% unsecured Pound Sterling notes due 2025	391	381
€750 million note issuance [1]
2.125% unsecured Euro notes due 2026	833	814
$4 billion note issuance [3]
4.400% unsecured notes due 2042	236	263
$750 million note issuance [1]
8.125% unsecured notes due 2029	740	—
Other [2]	13	20
Total long-term debt, less current portion	$8,044	$8,145
1.Notes, borrowings under credit facilities and commercial paper are unsecured debt obligations of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
2.Other debt represents a mix of fixed and variable rate debt with various maturities and working capital facilities denominated in various currencies.
3.Notes are senior debt obligations of Walgreen Co.

WBA Fiscal 2024 Form 10-K	100

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At August 31, 2024, the future maturities of short-term and long-term debt, excluding debt discounts, issuance costs and finance lease obligations (See Note 4. Leases, for further information on the future lease payments), consisted of the following (in millions):

Amount
2025	$1,505
2026	2,838
2027	1,835
2028	1
2029	751
Later	2,651
Total estimated future maturities	$9,581

$750 million Note Issuance
On August 12, 2024, the Company issued, in an underwritten public offering, $750 million of 8.125% notes due 2029. The notes contain a call option which allows for the notes to be repaid, in full or in part, at 104%, 102% and 100% of the principal amount of the notes to be redeemed, in each case plus accrued and unpaid interest at August 15, 2026, August 15, 2027 and August 15, 2028 respectively.

$850 million Note Issuance
On November 17, 2021, the Company issued, in an underwritten public offering, $850 million of 0.95% notes due 2023. The notes contained a call option that allowed for the notes to be repaid, in full or in part, at 100% of the principal amount of the notes to be redeemed, in each case plus accrued and unpaid interest. On November 17, 2023, the Company repaid the note in full.

Credit facilities

August 2023 Revolving Credit Agreement
On August 9, 2023, the Company entered into a $2.25 billion unsecured three-year revolving credit facility (the “August 2023 Revolving Credit Agreement” or “August 2023 RCF”). Interest on borrowings under the revolving credit facility accrues at applicable margins based on the Company’s Index Debt Rating by Moody’s or Standard and Poor (“S&P”) and ranges from 75 basis points to 150 basis points over specified benchmark rates for Secured Overnight Financing Rate (“SOFR”) loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the August 2023 Revolving Credit Agreement at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The August 2023 Revolving Credit Agreement’s termination date is August 9, 2026, or earlier, subject to the Company’s discretion to terminate the agreement. As of August 31, 2024, there were no borrowings outstanding under the August 2023 Revolving Credit Agreement.

August 2023 Delayed Draw Term Loan
On August 9, 2023, the Company entered into a $1 billion senior unsecured delayed draw term loan credit agreement (the “August 2023 DDTL”). Interest on borrowings under the August 2023 DDTL accrues at applicable margins based on the Company’s Index Debt Rating by Moody’s or S&P and ranges from 75 basis points to 150 basis points over specified benchmark rates for SOFR loans, as applicable. The August 2023 DDTL was drawn for general corporate purposes. The August 2023 DDTL matures on November 17, 2026. As of August 31, 2024, there was $1 billion in borrowings outstanding under the August 2023 DDTL. Amounts borrowed under the August 2023 DDTL that are repaid or prepaid may not be reborrowed.

December 2022 Delayed Draw Term Loan
On December 19, 2022, the Company entered into a $1.0 billion senior unsecured delayed draw term loan credit agreement (the “December 2022 DDTL”). Interest on borrowings under the December 2022 DDTL accrues at applicable margins based on the Company’s Index Debt Rating by Moody’s or S&P and ranges from 87.5 basis points to 150 basis points over specified benchmark rates for SOFR loans, as applicable. The December 2022 DDTL was drawn for the purpose of funding the consideration due for the purchase of Summit and paying fees and expenses related to it. The December 2022 DDTL matures on January 3, 2026. As of August 31, 2024, there was $1.0 billion in borrowings outstanding under the December 2022 DDTL. Amounts borrowed under the December 2022 DDTL that are repaid or prepaid may not be reborrowed.

WBA Fiscal 2024 Form 10-K	101

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 2022 Revolving Credit Agreements
On June 17, 2022, the Company entered into a $3.5 billion unsecured five-year revolving credit facility and a $1.5 billion unsecured 18-month revolving credit facility, with designated borrowers from time to time party thereto and lenders from time to time party thereto (the “2022 Revolving Credit Agreements”). Interest on borrowings under the revolving credit facilities accrues at applicable margins based on the Company’s Index Debt Rating by Moody’s or S&P and ranges from 80 basis points to 150 basis points over specified benchmark rates for eurocurrency rate and SOFR loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the revolving credit facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. The five-year facility’s termination date is June 17, 2027, or earlier, subject to the Company’s discretion to terminate the agreement. The 18-month facility’s termination date was December 15, 2023, or earlier, subject to the Company’s discretion to terminate the agreement. On August 9, 2023 the Company terminated the 18-month facility under the 2022 Revolving Credit Agreements. All outstanding obligations under the 18-month revolving credit facility have been paid and satisfied in full. As of August 31, 2024, there were no borrowings outstanding under the five-year revolving credit facility.

November 2021 Delayed Draw Term Loan
On November 15, 2021, the Company entered into a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, (the “November 2021 DDTL”) consisting of (i) a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “364-day loan”), (ii) a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $2.0 billion (the “two-year loan”) and (iii) a three-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $1.0 billion (the “three-year loan”). Borrowings under the November 2021 DDTL bear interest at a fluctuating rate per annum equal to SOFR, plus an applicable margin. The applicable margins for the 364-day and two-year loans were 0.75% and 0.88%, respectively. The applicable margin for the three-year loan is 1.05%. An aggregate amount of $3.0 billion or more of the November 2021 DDTL was drawn for the purpose of funding the purchase of the increased equity interest in VillageMD, and paying fees and expenses related to the foregoing, with the remainder used for general corporate purposes. In fiscal 2023, the Company repaid the 364-day loan and the two-year loan in full. The maturity date on the three-year loan is November 24, 2024. As of August 31, 2024, there was $290 million in borrowings outstanding under the November 2021 DDTL. Amounts borrowed under the November 2021 DDTL and repaid or prepaid may not be reborrowed.

Debt covenants
Each of the Company’s credit facilities described above contain a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary financial covenants. As of August 31, 2024, the Company was in compliance with all such applicable financial covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. As of August 31, 2024 and 2023, the Company had no borrowings outstanding under the commercial paper program.

Interest
Interest paid by the Company was $578 million, $606 million and $420 million in fiscal 2024, 2023 and 2022, respectively.

In fiscal 2024, the Company recognized a gain of $102 million related to the early extinguishment of debt within Interest expense, net in the Consolidated Statements of Earnings. The cash payments related to the early extinguishment of debt are classified as cash outflows from financing activities in the Consolidated Statements of Cash Flows.

Credit ratings
In fiscal 2024, the Company’s long-term ratings were downgraded below investment grade to BB with a negative outlook by Standard and Poor’s and Ba3 with a stable outlook by Moody’s (with respect to the Company’s Corporate Family Rating). The reduction in the Company’s credit ratings has limited impact to the cost of interest on existing debt, but has minimally increased borrowing margins under certain credit facilities that are tied to ratings grids or similar terms. The Company’s current credit ratings significantly reduce the Company’s ability to issue commercial paper, has and may continue to increase the cost of new financing for the Company, and may decrease access to credit and debt capital markets. As of August 31, 2024, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion, with no funds drawn under these facilities.

WBA Fiscal 2024 Form 10-K	102

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

The Company economically hedges a portion of its exposure to equity price risk related to its investment in Cencora through VPF derivative contracts.

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

August 31, 2024	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$50	$1	Other current assets
Foreign currency forwards	7	—	Other current assets
Cross currency interest rate swaps	253	5	Other non-current assets
Foreign currency forwards	4	—	Other non-current assets
Foreign currency forwards	923	15	Accrued expenses and other liabilities
Cross currency interest rate swaps	356	5	Accrued expenses and other liabilities
Foreign currency forwards	2	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$534	$3	Other current assets
Total return swap	211	11	Other current assets
Foreign currency forwards	3,606	52	Accrued expenses and other liabilities
Variable prepaid forward contracts	1,185	1,332	Accrued expenses and other liabilities
Variable prepaid forward contracts	2,541	2,587	Other non-current liabilities

August 31, 2023	Notional	Fair value	Location in Consolidated Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$31	$1	Other current assets
Cross currency interest rate swaps	650	28	Other non-current assets
Foreign currency forwards	805	2	Accrued expenses and other liabilities
Cross currency interest rate swaps	102	2	Accrued expenses and other liabilities
Foreign currency forwards	4	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$3,139	$6	Other current assets
Total return swap	168	1	Other current assets
Foreign currency forwards	817	2	Accrued expenses and other liabilities
Total return swap	26	1	Accrued expenses and other liabilities
Variable prepaid forward contracts	3,195	2,548	Other non-current liabilities

Net investment hedges
The Company uses cross currency interest rate swaps and foreign currency forward contracts to hedge net investments in subsidiaries with non-U.S. dollar functional currencies. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in Cumulative translation adjustments within Accumulated other comprehensive loss in the Consolidated Balance Sheets.

WBA Fiscal 2024 Form 10-K	103

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash flow hedges
The Company may use foreign currency forwards and interest rate swaps to hedge the variability in forecasted transactions and cash flows of certain floating-rate debt. For qualifying cash flow hedges, changes in the fair value of the derivatives are recorded in Unrealized gain (loss) on cash flow hedges within Accumulated other comprehensive loss in the Consolidated Balance Sheets, and released to the Consolidated Statements of Earnings when the hedged cash flows affect earnings.

Derivatives not designated as hedges
The Company enters into derivative transactions that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks and equity price risk. The Company also uses total return swaps to economically hedge variability in compensation charges related to certain deferred compensation obligations.

In fiscal 2024 and 2023, the Company entered into VPF derivative contracts with third-party financial institutions and received upfront prepayments related to the forward sale of shares of Cencora common stock. The upfront prepayments are recorded within Accrued expenses and other liabilities and Other non-current liabilities in the Consolidated Balance Sheets as derivatives. The Company has pledged shares of Cencora common stock as collateral upon entering into the VPF derivative contracts. The VPF derivative contracts provide the Company with current liquidity while allowing it to maintain voting and dividend rights in the Cencora common stock, as well as the ability to participate in future stock price appreciation during the term of the contracts up to a cap price specified in the contracts. The VPF derivative contracts are expected to settle per their respective forward settlement dates, at which time the Company will be obligated, unless it elects to settle otherwise as described below, to deliver the full number of shares of Cencora common stock specified in the contracts to settle the agreements. The Company may receive additional cash payments to be determined based on the price of the Cencora common stock at the forward settlement dates relative to the forward floor and cap price specified in the contracts. Subject to certain conditions, the Company may elect to net settle the contract by delivery of shares (or payment of the cash value thereof) in lieu of receiving any additional cash. The aggregate number of Cencora shares to be delivered in connection with the VPF derivative contracts will not exceed the shares subject to forward sale.

The terms of the VPF derivative contracts were as follows (in millions):

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
The income (expense) due to changes in fair value of derivative instruments were recognized in the Consolidated Statements of Earnings as follows (in millions):

	Location in Consolidated Statements of Earnings	2024	2023	2022
Total return swaps	Selling, general and administrative expenses	29	12	(33)
Foreign currency forwards	Other income, net [1]	(39)	(273)	523
Variable prepaid forward	Other income, net	(946)	19	—
1.Excludes remeasurement gains and losses on economically hedged assets and liabilities.

Derivatives credit risk
Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of counterparty nonperformance, and the Company regularly monitors the credit worthiness of each counterparty. The Company and its counterparties are subject to collateral requirements for certain derivative instruments, which mitigates credit risk for both parties.

WBA Fiscal 2024 Form 10-K	104

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$1,790	$1,790	$—	$—
Cross currency interest rate swaps [2]	6	—	6	—
Foreign currency forwards [3]	3	—	3	—
Investments in equity securities [4]	19	19	—	—
Investment in debt securities [5]	98	—	98	—
Total return swaps	11	—	11	—
Liabilities:
Variable prepaid forward [6]	$3,919	$—	$—	$3,919
Foreign currency forwards [3]	67	—	67	—
Cross currency interest rate swaps [2]	5	—	5	—

	August 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$11	$11	$—	$—
Cross currency interest rate swaps [2]	28	—	28	—
Foreign currency forwards [3]	6	—	6	—
Investments in equity securities [4]	17	17	—	—
Investments in debt securities [5]	15	—	15	—
Total return swaps	1	—	1	—
Liabilities:
Variable prepaid forward [6]	$2,548	$—	$—	$2,548
Foreign currency forwards [3]	5	—	5	—
Total return swaps	1	—	1	—
Cross currency interest rate swaps [2]	2	—	2	—

1.Money market funds are valued at the closing price reported by the fund sponsor and classified as Marketable securities on the Consolidated Balance Sheets.
2.The fair value of cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 8. Financial instruments, for further information.
3.The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 8. Financial instruments, for further information.

WBA Fiscal 2024 Form 10-K	105

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.Fair values of quoted investments are based on current bid prices as of August 31, 2024 and August 31, 2023.
5.Includes investments in Treasury debt securities.
6.The fair value of the derivative was derived from a Black-Scholes valuation. The inputs used in valuing the derivative included observable inputs such as the floor and cap prices of the VPF, dividend yield of Cencora shares, risk free interest rate, and contractual term of the instrument, as well as unobservable inputs such as implied volatility of Cencora shares. The implied volatility ranged from 24.5% - 34.5% for the lower strike and 19.6% - 22.7% for the upper strike as of August 31, 2024, and 23.2% - 24.7% for the lower strike and 18.1% - 19.1% for the upper strike as of August 31, 2023. See Note 8. Financial instruments, for further information.

There were no transfers between Levels in fiscal 2024 or 2023.

The roll forward of the fair value of the VPF derivatives associated with the forward sale of shares of Cencora common stock, classified as Level 3, for fiscal 2024 and 2023 is as follows (in millions):

	2024	2023
Opening balance	$(2,548)	$—
VPF derivative additions	(424)	(2,568)
Unrealized (losses) gains recorded in Other income, net	(946)	19
Ending balance	$(3,919)	$(2,548)

The carrying value of the Company’s credit facilities approximated their respective fair values due to their short-term nature.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Financial Statements. As of August 31, 2024, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $7.2 billion and $6.4 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the August 31, 2024 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of August 31, 2024. The carrying value of the Company’s commercial paper, credit facilities, accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

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

WBA Fiscal 2024 Form 10-K	106

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to extensive regulation by national, state and local government agencies in the U.S. and other countries in which it operates. The Company’s business, compliance and reporting practices are subject to intensive scrutiny under applicable regulation, including review or audit by regulatory authorities. As a result, the Company regularly is the subject of government actions of the types described herein. The Company also may be named from time to time in qui tam actions initiated by private parties. In such an action, a private party purports to act on behalf of federal or state governments, alleges that false claims have been submitted for payment by the government and may receive an award if its claims are successful. After a private party has filed a qui tam action, the government must investigate the private party’s claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on its own purporting to act on behalf of the government.

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

The Company describes below certain proceedings involving the Company in which the amount of loss could be material or the nature of the dispute is qualitatively material. The Company accrues for legal claims when, and to the extent that, the amount or range of probable loss can be reasonably estimated. If only a range of probable loss can be determined, and no one estimate within that range is a better or more probable estimate than any other estimate, the Company accrues the low end of the range. The Company believes there are meritorious defenses with respect to the claims asserted against it, and it intends to defend each of these cases vigorously, as applicable, but there can be no assurance as to the ultimate outcome. With respect to litigation and other legal proceedings where the Company has determined a material loss is reasonably possible, except as otherwise disclosed, the Company is not able to make a reasonable estimate of the amount or range of loss that is reasonably possible above any accrued amounts in these proceedings, due to various reasons, including: the existence of factual and legal arguments that, if successful, will eliminate or sharply reduce the possibility of loss; lack of sufficient information about the arguments and the evidence plaintiffs will advance with respect to their damages; some of the cases have been stayed; certain proceedings present novel and complex questions of public policy; legal and factual determinations and judicial and governmental procedure; the large number of parties involved; and the inherent uncertainties related to such legal proceedings.

Securities Claims Relating to Rite-Aid Merger
On December 11, 2017, purported Rite-Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. class action”) arising out of transactions contemplated by the merger agreement between the Company and Rite-Aid. The amended complaint alleged that the Company and certain of its officers made false or misleading statements regarding the transactions. On August 23, 2023, the Company, the other defendants in the M.D. Pa. class action, and the lead plaintiffs entered into a binding agreement to settle all claims in the M.D. Pa. class action in which Defendants admitted no liability. The settlement of approximately $193 million was approved by the court on October 23, 2023, has been fully paid and the lawsuit has been dismissed with prejudice.

In October and December 2020, two separate purported Rite-Aid shareholders filed actions in the same court opting out of the class in the M.D. Pa. class action and making nearly identical allegations and demands for relief as those in the M.D. Pa. class action (the “Opt-out Actions”). On March 5, 2024 the parties reached an agreement to resolve this litigation and the court has prohibited further opt-out litigation with respect to the M.D. Pa. class action.

On March 19, 2021, a putative shareholder filed a derivative suit in the District Court of Delaware (Clem v. Skinner, et al., 21-CV-406 Del Dist. Ct.) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty and seeking contribution under Section 21D of the Exchange Act of 1934, as amended, in connection with the M.D. Pa. class action. The plaintiff’s allegations in this derivative suit concern the same public statements at issue in the M.D. Pa. class action. The parties have reached an agreement to resolve this matter subject to court approvals.

WBA Fiscal 2024 Form 10-K	107

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Claims Relating to Opioid Abuse
On December 9, 2022, the Company entered into a Multistate Settlement Agreement (the “Multistate Agreement”) which had the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. Under the Multistate Agreement, the Company announced that it expected to settle all opioid claims against it by such Settling States, their participating political subdivisions, and participating tribes for up to approximately $4.8 billion and $155 million, respectively in remediation payments to be paid out over 15 years. The Multistate Agreement provided for the payment of up to approximately $754 million in attorneys’ fees and costs over six years beginning in year two of the Multistate Agreement. The Multistate Agreement, which became effective on August 7, 2023, included no admission of wrongdoing or liability by the Company.

In the first quarter of fiscal 2023, the Company recorded a $6.5 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements which was reflected in the Consolidated Statements of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment.

The Company has now resolved its litigation with all states, territories, tribes and 99.7% of litigating subdivisions within Settling States or in separate agreements. Estimated liabilities for these settlements are fully accrued. Incentive payments to Settling States with non-participating political subdivisions are subject to reduction and those subdivisions are still entitled to pursue their claims against the Company.

The Company will continue to vigorously defend against any litigation not covered by the Multistate Agreement, including private plaintiff litigation. The Company continues to believe it has strong legal defenses and appellate arguments in all of these cases.

As of August 31, 2024, the Company has accrued a total of $6.6 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements, including $623 million and $6.0 billion of the estimated settlement liability in Accrued expenses and other liabilities, and Accrued litigation obligations, respectively, in the Consolidated Balance Sheets.

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
•Louisiana Assessors Ins. Fund v. AmerisourceBergen Drug Corp., et al., 1:18-op-46223 (M.D. La.).
•Pioneer Tele, Coop. Inc. Employee Benefits Plan v. Purdue Pharma LP et al., 1:18-op-46186 (W.D. Okla.).
•United Food and Comm. Workers Health and Welfare Fund of Northeastern Pennsylvania v. Purdue Pharma, LP et al., 1:17-op-45117 (E.D. Pa.).
•Sheet Metal Workers Local No. 25 Health & Welfare Fund v. Purdue Pharma, LP et al., 1:18-op-45002 (E.D. Pa.).

The Company also has been named as a defendant in multiple actions brought in state courts relating to opioid matters. A trial date has been set in the following case pending in state court:

•Florida (Florida Health Sciences Center, Inc., et al. v. Richard Sackler, et al., Case No. CACE 19-018882, Seventeenth Judicial Circuit Court, Broward County, Florida - September 2025).

WBA Fiscal 2024 Form 10-K	108

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The relief sought by plaintiffs in these matters includes compensatory, abatement, restitution and punitive damages, as well as injunctive relief. Additionally, the Company has received from the DOJ and the Attorneys General of numerous states subpoenas, civil investigative demands, and other requests concerning opioid-related matters. The Company and the DOJ are in active negotiations for potential settlement of purported violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing prescriptions for opioids and other controlled substances at its pharmacies nationwide. There are no assurances that a settlement acceptable to both parties will be reached.

On September 23, 2022, a putative shareholder filed a derivative suit in the United States District Court for the Northern District of Ohio (Vladimir Gusinsky Revocable Trust v. Pessina et al., 22-CV-1717) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty, unjust enrichment and violations of section 14A of the Securities and Exchange Act of 1934 in connection with the oversight of risks related to opioids. After an initial dismissal, the case was refiled on November 4, 2023, in the United States District Court for the Northern District of Illinois (Vladimir Gusinsky Revocable Trust v. Pessina et al., 23-CV-15654). The court granted final approval of a settlement on June 18, 2024 which includes a net $28 million payment to the Company from insurers and certain corporate governance changes. Defendants admitted no liability and denied all allegations of wrongdoing.

Usual and Customary Pricing Litigation
The Company is defending a number of claims, lawsuits, and investigations alleging that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. The Company has accrued a total liability of $339 million for all usual and customary pricing litigation in Accrued expenses and other liabilities within the Consolidated Balance Sheets.

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

On March 23, 2017, a putative class of employee and union benefit funds and individual insureds filed suit in the United States District Court for the Northern District of Illinois (Russo et al. v. Walgreen Co. et al., Case No. 1:17-cv-02246) making similar allegations and seeking monetary damages. The plaintiffs’ motion for class certification is fully briefed but was stayed pending the outcome of settlement discussions. The parties reached an agreement to settle this matter, subject to court approvals. Additionally, a group of Blue Cross Blue Shield-affiliated plans filed suit in federal and state courts in Illinois making similar allegations and seeking similar damages (BCBSM, Inc. et al v. Walgreen Co. et al., Case 1:20-cv-01853; Healthcare Service Corp. v. Walgreen Co., et al., Case No. 2021 L 000621).

Derivative Suit Relating to Insulin Pens
On March 19, 2021, a putative shareholder filed a derivative suit in the Delaware Court of Chancery (Clem v. Skinner et al., 2021-0240) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty and unjust enrichment in connection with certain allegedly false reimbursement claims to government healthcare payors related to insulin pens. The matter was dismissed with prejudice on February 20, 2024, and on May 7, 2024, the plaintiff withdrew his appeal.

Commercial Arbitration Award
On June 10, 2022, Everly Health Solutions, formerly known as PWNHealth LLC (“Everly/PWN”), initiated an arbitration with the American Arbitration Association alleging that an agreement between Everly/PWN and the Company was exclusive, and that the Company breached the agreement when it in-sourced certain services previously performed by Everly/PWN related to Covid testing. Everly/PWN also alleged fraudulent inducement, misappropriation, and improper use of PWN’s mark. Everly/PWN sought monetary damages for its alleged claims.

On March 19, 2024, the arbitrator issued a Final Award in the amount of $988 million including interest. The Company disputes the alleged claims and the Final Award in part because it believes it is in contravention of a contractual cap on damages, which limits damages to $79 million. The Company has petitioned a federal court in Delaware to vacate the final award, but there can be no assurance as to the ultimate outcome. The Company has accrued $79 million for this matter in Accrued expenses and other liabilities within the Consolidated Balance Sheets.

WBA Fiscal 2024 Form 10-K	109

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities Claims Relating Decrease in to Share Price
On July 12, 2024, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois (Bhaila v. Walgreens Boots Alliance, Inc., 24-cv-05907) against the Company and certain of its executives (together, “Defendants”) alleging that Defendants violated securities laws by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the Company’s pharmacy division. In addition, on September 17, 2024, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois (Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Walgreens Boots Alliance, Inc., 24-cv-08559) alleging that the Company and certain current and former executives violated securities laws by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s U.S. Healthcare segment. The complaints seek monetary damages for alleged losses caused by decreases in the Company’s share price following disclosure of the Company’s performance and business outlook. Defendants expect the cases to be consolidated. Defendants intend to vigorously defend against the lawsuits.

Shareholder Derivative Action Relating to Decrease in Share Price
Three purported shareholders have filed derivative suits in the United States District Court for the Northern District of Illinois (Tobias v. Wentworth et al., 24-cv-07755 (Aug. 27, 2024); Hollin v. Wentworth et al., 24-cv-08244 (Sept. 10, 2024); Lovoi v. Wentworth et al., 24-cv-09110 (Sept. 27, 2024)) against the Company’s directors and certain of the Company’s officers, and against the Company as a nominal defendant (together, “Defendants”), alleging that the individual Defendants breached their fiduciary duties to the Company by willfully or recklessly making and/or causing the Company to make false and misleading statements related to the Company’s internal controls and overall expected performance, thereby artificially inflating the Company’s stock price. The complaints seek damages based on alleged overstatements of the Company’s expected revenue for fiscal 2024, as well as equitable relief including the institution of certain corporate governance measures. The plaintiffs’ allegations in these derivative suits generally concern the same issues and time period (October 12, 2023 to June 26, 2024) as alleged in the Bhaila putative class action.

Note 11. Income taxes

The components of (Loss) earnings before income tax provision (benefit) were (in millions):

	2024	2023	2022
U.S.	$(15,599)	$(7,553)	$2,998
Non–U.S.	1,380	2,134	987
Total	$(14,219)	$(5,419)	$3,985

The Income tax provision (benefit) consists of the following (in millions):

	2024	2023	2022
Current provision
Federal	$91	$242	$39
State	52	(13)	37
Non–U.S.	185	283	260
	$328	$512	$336
Deferred provision
Federal	$910	$(1,886)	$(78)
State	259	(364)	(20)
Non–U.S.	(251)	(120)	(268)
	918	(2,370)	(366)
Income tax provision (benefit)	$1,246	$(1,858)	$(30)

The Company’s effective tax rate for fiscal 2024 was an expense of 8.8% due to the impact of a non-cash expense to record a valuation allowance on certain U.S. federal and state deferred tax assets primarily related to opioid liabilities recognized in prior periods, VillageMD earnings not taxable to the Company, and goodwill impairment, which is primarily not deductible for tax purposes.

WBA Fiscal 2024 Form 10-K	110

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s effective tax rate for fiscal 2023 was a benefit of 34.3%. due to a reduction in the valuation allowance held against capital loss carryforwards, changes to deferred taxes as a result of internal legal entity restructuring, and tax benefits related to a measurement change in prior year tax positions. These benefits were partially offset by the impact of certain nondeductible charges for opioid related claims and litigation settlements recorded during fiscal 2023.

The difference between the statutory federal income tax rate and the effective tax rate is as follows:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(1.8)	5.8	0.4
Foreign income taxed at non-U.S. rates	(0.3)	(3.0)	(3.0)
Non-taxable income	0.3	2.5	(2.7)
Non-deductible expenses	(0.9)	(4.9)	3.0
Change in valuation allowance [1]	(13.2)	6.0	(9.0)
Tax benefits from restructuring	—	1.1	—
Uncertain tax positions	(0.4)	(0.5)	1.3
Non-controlling interest	(10.1)	(2.9)	1.2
Goodwill impairment	(7.2)	—	—
Tax credits	0.5	2.8	(1.0)
Conversion of equity investment	—	—	(11.8)
Change in tax basis in foreign assets[2]	2.2	—	—
Change in outside basis difference	1.4	1.9	—
Change in measurement of prior year tax positions	—	3.5	—
Other	(0.3)	1.0	(0.2)
Effective income tax rate [3]	(8.8)%	34.3%	(0.8)%

1Net of changes in related tax attributes and tax benefits from capital losses generated and utilized.
2Represents the initial recognition of tax basis in intangible assets in foreign jurisdiction and the related valuation allowance.
3Effective tax rate for fiscal 2024 represents a tax expense on a pre-tax loss.

WBA Fiscal 2024 Form 10-K	111

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	August 31, 2024	August 31, 2023
Deferred tax assets:
Compensation and benefits	$100	$98
Insurance	125	131
Accrued rent & lease obligations	4,969	5,265
Legal liability	1,477	1,551
Allowance for doubtful accounts	36	23
Tax attributes	7,894	7,784
Stock compensation	62	74
Derivatives	225	—
Deferred income	5	8
Equity method investment	29	76
Intangible assets	499	—
Post retirement benefit	91	—
Other	86	143
Total deferred tax assets	$15,598	$15,153
Less: valuation allowance	9,642	7,360
Total deferred tax assets, net	$5,956	$7,793

Deferred tax liabilities:
Accelerated depreciation	$341	$254
Inventory	371	403
Intangible assets	1,008	1,024
Lease right-of-use asset	4,392	4,690
Outside basis difference	340	1,045
Post retirement benefit	196	—
Other	82	180
Total deferred tax liabilities	$6,730	$7,596

Net deferred tax (liabilities) assets	$(774)	$197

As of August 31, 2024, the Company has recorded deferred tax assets for tax attributes of $7.9 billion, primarily reflecting the benefit of $2.5 billion in U.S. federal, $1.2 billion in state and $28.1 billion in non-U.S. ordinary and capital losses. In addition, these deferred tax assets include $189 million of income tax credits. Of these deferred tax assets, $6.9 billion will expire at various dates from 2025 through 2041. The residual deferred tax assets of $1.0 billion have no expiration date.

The Company believes it is more likely than not that the benefit from certain deferred tax assets will not be realized. The assessment of realization of deferred tax assets is performed based on the weight of the positive and negative evidence available to indicate whether the asset is recoverable, including tax planning strategies that are prudent and feasible. In recognition of this risk, the Company has recorded a valuation allowance of $9.6 billion against those deferred tax assets as of August 31, 2024.
As a result of cumulative losses in the U.S., the Company increased its valuation allowance by $2.3 billion, of which $2.2 billion pertained to certain U.S. and state deferred tax assets, primarily related to opioid settlements reached in fiscal 2023 (see Note 10. Commitments and contingencies for further information). The amount of the deferred tax asset considered realizable, however, could be adjusted if verifiable evidence of future taxable income, such as recognition of gains from the monetization of non-strategic assets, success of strategic initiatives, or the identification of tax planning strategies, becomes available, or if operational results improve, offering positive evidence of taxable income that outweighs historical negative evidence of cumulative losses.

Income taxes paid, net of refunds were $297 million, $64 million and $387 million for fiscal 2024, 2023 and 2022, respectively.

WBA Fiscal 2024 Form 10-K	112

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statement of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction. As of August 31, 2024 and 2023, unrecognized tax benefits of $725 million and $703 million were reported within Other non-current liabilities, respectively; $394 million and $413 million were reported against deferred taxes, respectively; and $75 million and $116 million were reported against related tax receivables in Other non-current assets, respectively, on the Consolidated Balance Sheets. These amounts include interest and penalties, when applicable.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2024	2023	2022
Balance at beginning of year	$1,106	$1,110	$1,098
Gross increases related to tax positions in a prior period	91	12	63
Gross decreases related to tax positions in a prior period	(443)	(19)	(51)
Gross increases related to tax positions in the current period	273	12	21
Settlements with taxing authorities	(12)	(7)	(19)
Lapse of statute of limitations	(3)	(2)	(2)
Balance at end of year	$1,012	$1,106	$1,110

At August 31, 2024, 2023 and 2022, $618 million, $588 million and $529 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized. During the next twelve months, based on current knowledge, it is reasonably possible the amount of unrecognized tax benefits could decrease by up to $45 million due to anticipated federal and state tax audit settlements and the expirations of statutes of limitations associated with tax positions related to multiple state tax jurisdictions.

The Company recognizes interest and penalties in the income tax provision in its Consolidated Statements of Earnings. At August 31, 2024 and 2023, the Company had accrued interest and penalties of $182 million and $125 million, respectively. For the years ended August 31, 2024, 2023 and 2022, the amounts reported in income tax expense related to interest and penalties were $57 million, $29 million and $13 million, respectively.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various states and multiple foreign jurisdictions. It is generally no longer under audit examinations for U.S. federal income tax purposes for any years prior to fiscal 2014. With few exceptions, it is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2010. In foreign tax jurisdictions, the Company is generally no longer subject to examination by the tax authorities in the UK prior to 2015, Luxembourg prior to 2019 and in Germany prior to 2017.

During the fiscal 2024, the Internal Revenue Service (the “IRS”) issued the Company a Revenue Agent's Report (the “RAR”) for tax years 2014 through 2017. The Company disagrees with the RAR and has appealed certain issues. The primary disputed issue relates to the valuation of the call option exercised to acquire Alliance Boots GmbH (“Alliance Boots”), described in more detail below.

On August 2, 2012, the Company acquired a 45% equity interest in Alliance Boots along with a call option to acquire the remaining 55% equity interest in Alliance Boots, valued at $866 million. During the fiscal year ended August 31, 2014 (“fiscal 2014”), the Company entered into an amendment to the purchase and option agreement which accelerated the option period. Upon the amendment and immediate exercise of the call option, the Company was required to compare the fair value of the amended option with the book value of the original option. The fair value of the amended option was estimated to be zero. As a result, the Company recognized a non-cash loss on the exercise of the call option of $866 million in its fiscal 2014 financial statements. Subsequently, the option was transferred to a foreign subsidiary during the fiscal year ended August 31, 2015. As the transferred option was worthless, no income was recognized for U.S. tax purposes. The IRS disagrees with the Company’s conclusion regarding the value of the option and is seeking an additional tax of $2.7 billion plus penalties and interest. The Company intends to vigorously defend its position on the transfer pricing matter through the IRS’s administrative appeals office and, if necessary, judicial proceedings and is confident in its ability to prevail on the merits.

WBA Fiscal 2024 Form 10-K	113

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has received tax holidays from Swiss cantonal income taxes relative to certain of its Swiss operations. The income tax holidays expired in September 2022. A reduced tax rate was effective through August 2024. The holidays had a beneficial impact of $9 million and $104 million (inclusive of capital GILTI tax cost) during fiscal 2023 and 2022, respectively. This benefit is primarily included as part of the foreign income taxed at non-U.S. rates line in the effective tax rate reconciliation table above.

At August 31, 2024, it is not practicable for the Company to determine the amount of the unrecognized deferred tax liability it has with respect to temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

U.S. tax law changes
On August 16, 2022, the United States government enacted the IRA. The IRA establishes a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for fiscal 2024. The enactment of the IRA did not have a material impact to the Company’s financial statements.

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

Non - U.S. tax law changes
The Organization for Economic Co-operation and Development (“OECD”) has announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules (“Pillar Two”) for a new 15% global minimum tax applicable to large multinational corporations. Certain jurisdictions in which the group operates, including the United Kingdom and Ireland, have enacted Pillar Two legislation that will be effective from fiscal 2025. The OECD and its member countries continue to release new guidance and legislation on Pillar Two and we continue to evaluate the impact on our financial position of the global implementation of these rules. Based on enacted laws, Pillar Two is not expected to materially impact our effective tax rate or cash flows in the next fiscal year. New legislation or guidance could change our current assessment.

Note 12. Stock compensation plans

In fiscal 2021, the Company’s Board of Directors approved the Walgreens Boots Alliance, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”). The 2021 Omnibus Plan replaced the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan and provides incentive compensation to the Company’s non-employee directors, officers and other eligible employees.

The Company may grant performance shares, restricted stock units, and stock options under the 2021 Omnibus Plan. Performance shares issued under the 2021 Omnibus Plan offer performance-based incentive equity awards to certain employees. Restricted stock units and stock options are also equity-based awards with vesting requirements that are granted to employees. These awards are subject to restrictions as to continuous employment except in the case of death, normal retirement or total and permanent disability. Stock-based compensation expense associated with such plans for fiscal 2024, 2023 and 2022 was $73 million, $58 million and $133 million, respectively.

Certain majority-owned subsidiaries within the U.S. Healthcare segment maintain standalone stock-based compensation plans. Stock-based compensation expense associated with such plans for fiscal 2024, 2023 and 2022 was $110 million, $327 million and $269 million, respectively, including the impact of fair value adjustments resulting from acquisitions. Awards granted under standalone stock-based compensation plans include subsidiary units, profits interests, and options. Awards generally vest over time or subject to achievement of certain subsidiary performance targets. Certain awards accelerate vesting upon a change in control or upon the Company’s acquisition of additional subsidiary equity above a certain threshold.

Unrecognized compensation cost related to non-vested awards, inclusive of awards issued under the 2021 Omnibus Plan and the standalone subsidiary stock compensation plans, was $276 million at August 31, 2024, which will be fully recognized over the next three years.

WBA Fiscal 2024 Form 10-K	114

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
Under the BPA, the Trustee acquired a bulk annuity policy (the “Buy-In”) from Legal & General which will fund ongoing and future pension benefit payments to the Boots Plan members. The BPA is being funded through the existing Boots Plan assets, as well as incremental pre-tax contributions by the Company to the Boots Plan. The Company will accelerate the payment of approximately $210 million. Additionally, the Company has committed to make an incremental contribution to the Boots Plan, which is expected to be approximately $760 million to $820 million, of which approximately $375 million was paid on December 7, 2023 and the remaining amount is expected to be paid within the next two years.

In conjunction with the Buy-In, the Boots Plan was amended resulting in an interim remeasurement of the Boots Plan. The remeasurement resulted in an increase in the funded status of the Boots Plan of $124 million. The change resulting from the remeasurement was recorded in Accumulated other comprehensive loss within the Consolidated Balance Sheets. The BPA allows for the future potential conversion of the BPA into a buy-out where Legal & General would assume full responsibility to directly provide pensions or other benefits to the Boots Plan members, at which time the Boots Plan can be terminated.

The following tables present classes of defined benefit pension plan assets by fair value hierarchy (in millions):

	August 31, 2024	Level 1	Level 2	Level 3
Annuities:
Annuity policies, less deferred premium [1]	$5,487	$—	$—	$5,487

Debt securities:
Corporate bonds [2]	10	—	10	—

Real estate:
Real estate [3]	81	—	—	81

Other:
Other investments, net [4]	416	7	409	—

Total	$5,994	$7	$419	$5,568

WBA Fiscal 2024 Form 10-K	115

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	August 31, 2023	Level 1	Level 2	Level 3
Equity securities:
Equity securities [5]	$264	$—	$264	$—

Debt securities:
Fixed interest government bonds [6]	1,044	848	196	—
Index linked government bonds [6]	1,364	1,364	—	—
Corporate bonds [2]	1,214	—	1,214	—

Real estate:
Real estate [3]	466	—	—	466

Other:
Other investments, net [4]	1,242	142	338	761

Total	$5,594	$2,354	$2,012	$1,228
1Includes a bulk annuity policy acquired as part of the Buy-In from Legal & General, net of $860 million of deferred premiums. The fair market value of the annuity assets have been calculated based on the price paid for the annuity contracts, updated to reflect changes in market conditions, views on insurer pricing and the most recently available membership data at the balance sheet date. The value of the deferred premiums are the amounts agreed under the Deferred Premium Agreements as part of the Buy-In.
2Includes bonds issued by corporations in both segregated and commingled funds and are valued using recently executed transactions, or quoted market prices for similar assets and liabilities in active markets, or for identical assets and liabilities in markets that are not active. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices.
3Includes investments in certain property funds which are valued based on the underlying properties. These properties are valued using a number of standard industry techniques such as cost, discounted cash flows, independent appraisals and market based comparable data. Real estate investments are categorized as Level 3 investments.
4Includes net receivable (payable) amounts for unsettled transactions, cash and cash equivalents, derivatives, insurance linked securities and direct private placements. Cash is categorized as a Level 1 investment and cash in commingled funds is categorized as a Level 2 investment. Amounts receivable (payable) are categorized as level 2 investments. Cash equivalents are valued using observable yield curves, discounting and interest rates and are categorized as Level 2 investments. Derivatives which are exchange-traded and for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market, or exchange on which they are traded, and are categorized as Level 1 investments. Over-the-counter derivatives typically are valued by independent pricing services and are categorized as Level 2 investments. Insurance linked securities are categorized as Level 2. Direct private placements are typically bonds valued by reference to comparable bonds and are categorized as Level 3 investments.
5Includes investments in commingled funds, are valued based on quoted prices and are primarily exchange-traded. Securities for which official close or last trade pricing on an active exchange is available are classified as Level 1 investments. If closing prices are not available, or the investments are in a commingled fund, securities are valued at the last quoted bid price and typically are categorized as Level 2 investments.
6Includes government bonds comprising fixed interest and index linked bonds issued by central governments and are valued based on quotes received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type, as well as dealer-supplied prices.

WBA Fiscal 2024 Form 10-K	116

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes of Level 3 assets, reconciled by asset class, held during fiscal 2024 (in millions):

	August 31, 2023	Net realized and unrealized gains/(losses)	Net purchases, issuances and settlements	August 31, 2024
Annuity policies, less deferred premium [1]	$48	$355	$5,084	$5,487
Real estate [2]	466	(52)	(334)	81
Other investments, net [3]	713	(55)	(659)	—
Total [4]	$1,228	$248	$4,092	$5,568
1.As part of the Buy-In with Legal & General, the Trustee exchanged substantially all of the Boots Plan assets that existed prior to the Buy-In for a bulk annuity policy, held as a Boots Plan asset as of August 31, 2024. Net purchases, issuances, and settlements primarily includes the $6.0 billion initial purchase price for the annuity policy, less $860 million remaining deferred premiums and $229 million of annuity payments received in fiscal 2024. Net gains primarily include unrealized gains on fair market value adjustment of the annuity, less interest accruals and other adjustments related to the the deferred premium.
2.Net purchases, issuances and settlements primarily include disposals of property funds or capital distributions related to disposals of property fund assets. Net losses are realized.
3.Net purchases, issuances and settlements include the disposal of various directly held investments. Net losses are realized.
4.There were no transfers in and out of Level 3 in fiscal 2024.

Components of net periodic pension income for the defined benefit pension plans and cumulative pre-tax amounts recognized in comprehensive loss are as follows (in millions):

	Boots and other pension plans
	2024	2023	2022
Service costs (Selling, general and administrative expenses)	$4	$4	$5
Interest costs (Other income, net)	276	264	149
Expected returns on plan assets/other (Other income, net)	(284)	(340)	(280)
Total net periodic pension income	$(4)	$(72)	$(126)

Net actuarial loss (gain)	$262	$730	$(251)
Prior service cost	(273)	(1)	(1)
Total pre-tax comprehensive loss (income)	$(11)	$729	$(252)

Change in benefit obligations for the defined benefit pension plans (in millions):

	2024	2023
Benefit obligation at beginning of year	$5,515	$5,967
Service costs	4	4
Interest costs	276	264
Amendments	(281)	—
Net actuarial loss (gain)	104	(897)
Benefits paid	(309)	(286)
Currency translation adjustments	125	463
Benefit obligation at end of year	$5,433	$5,515

WBA Fiscal 2024 Form 10-K	117

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Change in plan assets for the defined benefit pension plans (in millions):

	2024	2023
Plan assets at fair value at beginning of year	$5,594	$6,603
Employer contributions	435	40
Benefits paid	(309)	(286)
Return on assets	138	(1,275)
Currency translation adjustments	136	511
Plan assets at fair value at end of year	$5,994	$5,594

Amounts recognized in the Consolidated Balance Sheets (in millions):

	August 31, 2024	August 31, 2023
Other non-current assets	$795	$306
Accrued expenses and other liabilities	(11)	(10)
Other non-current liabilities	(223)	(216)
Net asset recognized at end of year	$561	$80

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans, including accumulated benefit obligations in excess of plan assets, were as follows (in millions):

	August 31, 2024	August 31, 2023
Projected benefit obligation	$5,433	$5,515
Accumulated benefit obligation	5,423	5,503
Fair value of plan assets [1]	5,994	5,594

1 Represents plan assets of The Boots plan, the Company’s only funded defined benefit pension plan.

Estimated future benefit payments for the next 10 years from defined benefit pension plans to participants are as follows (in millions):

Estimated future benefit payments
2025	$312
2026	325
2027	334
2028	344
2029	356
2030-2034	1,855

The assumptions used in accounting for the defined benefit pension plans were as follows:

	2024	2023
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.90%	5.22%
Rate of compensation increase	3.63%	3.73%

Weighted-average assumptions used to determine net periodic benefit cost[1]
Discount rate	5.40%	4.20%
Expected long-term return on plan assets	6.00%	4.90%
Rate of compensation increase	3.73%	3.04%

1.The assumptions shown are at the beginning of each fiscal year. As part of the BPA, the UK plan assumptions were remeasured on November 23, 2023.

WBA Fiscal 2024 Form 10-K	118

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining the rate of return on plan assets assumption, the Company considers the market pricing for buy-in policy annuities and the expected market return for residual assets. A change in any of these assumptions would have an effect on its net periodic pension income. A 25 basis point increase in the discount rate would result in a decline of $149 million to the Company’s pension benefit obligation. A 25 basis point decrease on the expected return on plan assets assumption would decrease the Company’s net periodic pension income by $15 million.

Defined contribution plans
The principal retirement plan for U.S. employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute. The Company’s contribution is in the form of a guaranteed match which is made pursuant to the applicable plan document approved by the Walgreen Co. Board of Directors. Plan activity is reviewed periodically by certain Committees of the Walgreens Boots Alliance Board of Directors. The profit-sharing provision is an expense of $223 million, $239 million and $234 million in fiscal 2024, 2023 and 2022, respectively. The Company’s contributions were $223 million, $241 million and $236 million in fiscal 2024, 2023 and 2022, respectively.

The Company also has certain contract based defined contribution arrangements. The principal one is in the UK in which both the Company and participating employees contribute. The cost recognized in the Consolidated Statements of Earnings was $101 million, $83 million and $90 million in fiscal 2024, 2023 and 2022, respectively.

Post-retirement healthcare plan
The Company provides certain health insurance benefits to retired U.S. employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the service life of the employee.

The Company’s post-retirement health benefit plan obligation was $114 million and $113 million in fiscal 2024 and 2023, respectively and is not funded. The Company expects to make contributions of $7 million in fiscal 2025.

Note 14. Capital stock

In June 2018, Walgreens Boots Alliance authorized a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company’s common stock, which program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program and no shares were repurchased in fiscal 2023 or 2024. As of August 31, 2024, the Company had approximately $2.0 billion remaining under the June 2018 stock repurchase program.

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

In addition, the Company continued to repurchase shares to support the needs of the employee stock plans. Shares totaling $69 million, $150 million and $187 million were purchased to support the needs of the employee stock plans during fiscal 2024, 2023 and 2022, respectively. As of August 31, 2024, 45 million shares of common stock were reserved for future issuances under the Company’s various employee benefit plans.

WBA Fiscal 2024 Form 10-K	119

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Accumulated other comprehensive loss

The following is a summary of net changes in accumulated other comprehensive loss (“AOCI”) by component and net of tax for fiscal 2024, 2023 and 2022 (in millions):

	Pension/post-retirement obligations	Unrealized gain (loss) on cash flow hedges	Net investment hedges (loss) gain	Unrealized gain (loss) on available for sale debt securities	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2021	$(359)	$(10)	$(35)	$96	$(29)	$(1,772)	$(2,109)
Other comprehensive income (loss) before reclassification adjustments	278	6	327	451	(326)	(833)	(97)
Amounts reclassified from AOCI	(22)	3	—	(577)	31	—	(565)
Other	(6)	—	—	—	—	—	(6)
Tax (provision) benefit	(48)	(2)	(79)	32	70	—	(27)
Net change in other comprehensive income (loss)	203	7	248	(95)	(226)	(833)	(696)
Balance at August 31, 2022	$(157)	$(3)	$213	$1	$(254)	$(2,605)	$(2,805)
Other comprehensive (loss) income before reclassification adjustments	(705)	(7)	(172)	(2)	6	379	(500)
Amounts reclassified from AOCI	(26)	4	—	—	158	(14)	121
Tax benefit (provision)	190	—	42	1	(42)	—	190
Net change in other comprehensive (loss) income	(541)	(2)	(130)	(2)	122	364	(189)
Balance at August 31, 2023	$(698)	$(5)	$83	$—	$(132)	$(2,240)	$(2,993)
Other comprehensive income (loss) before reclassification adjustments	14	—	(65)	—	(6)	124	68
Amounts reclassified from AOCI	(14)	8	(4)	—	63	(2)	51
Tax (provision) benefit	(8)	(3)	1	1	(13)	—	(23)
Net change in other comprehensive (loss) income	(8)	5	(68)	1	45	122	96
Balance at August 31, 2024	$(706)	$(1)	$15	$—	$(88)	$(2,118)	$(2,897)

WBA Fiscal 2024 Form 10-K	120

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

U.S. Retail Pharmacy
The Company’s U.S. Retail Pharmacy segment includes the Walgreens business, which is comprised of the operations of retail drugstores, health and wellness services, specialty and home delivery pharmacy services, and its equity method investment in Cencora. Sales for the segment are principally derived from the sale of prescription drugs and a wide assortment of retail products, including health and wellness, beauty, personal care and consumables and general merchandise.

International
The Company’s International segment consists of pharmacy-led health and beauty retail businesses outside the U.S. and the Company’s pharmaceutical wholesale and distribution business in Germany. Pharmacy-led health and beauty retail businesses include Boots branded stores in the UK, the Republic of Ireland and Thailand, and the Benavides brand in Mexico. Sales for these businesses are principally derived from the sale of prescription drugs and health and wellness, beauty, personal care and other consumer products. In fiscal 2024, the Company completed the sale of the Farmacias Ahumada business in Chile.

U.S. Healthcare
The Company’s U.S. Healthcare segment engages consumers through a personalized, omni-channel experience across the care journey. The U.S. Healthcare segment delivers improved health outcomes and lower costs for payors and providers by delivering care through owned and partnered assets.

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a national provider of value-based care with primary, multi-specialty, and urgent care providers serving patients in traditional clinic settings, in patients’ homes and online appointments; as well as Shields, a specialty pharmacy integrator and accelerator for hospitals; and CareCentrix, a participant in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with different participants in the healthcare ecosystem to provide commercial and clinical healthcare services.

The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in “Corporate and Other”.

WBA Fiscal 2024 Form 10-K	121

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects results of operations of the Company’s reportable segments (in millions):

	2024	2023	2022
Sales:
U.S. Retail Pharmacy
Pharmacy	$88,867	$82,118	$80,434
Retail	26,911	28,195	28,643
Total	$115,778	$110,314	$109,078

International
Pharmacy	$3,598	$3,664	$3,727
Retail	7,887	7,324	6,924
Wholesale	12,067	11,211	11,178
Total	$23,552	$22,198	$21,830

U.S. Healthcare	$8,345	$6,570	$1,795

Corporate and Other [1]	$(16)	$—	$—

Walgreens Boots Alliance, Inc.	$147,658	$139,081	$132,703

Adjusted operating income:
U.S. Retail Pharmacy	$2,167	$3,689	$5,029
International	793	935	726
U.S. Healthcare	(134)	(566)	(370)
Corporate and Other	(202)	(187)	(251)
Walgreens Boots Alliance, Inc.	$2,624	$3,871	$5,133

Depreciation and amortization:
U.S. Retail Pharmacy	$1,422	$1,362	$1,415
International	370	328	355
U.S. Healthcare	651	560	211
Corporate and Other	16	8	9
Walgreens Boots Alliance, Inc.	$2,459	$2,257	$1,990

Capital expenditures:
U.S. Retail Pharmacy	$1,041	$1,421	$1,207
International	247	308	295
U.S. Healthcare	91	375	218
Corporate and Other	2	13	15
Walgreens Boots Alliance, Inc.	$1,381	$2,117	$1,734

1.Includes certain eliminations.

WBA Fiscal 2024 Form 10-K	122

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles adjusted operating income to operating (loss) income (in millions):

	2024	2023	2022
Adjusted operating income (Non-GAAP measure):	$2,624	$3,871	$5,133
Impairment of goodwill, intangibles and long-lived assets	(13,422)	(299)	(783)
Acquisition-related amortization	(1,075)	(1,126)	(855)
Transformational cost management	(891)	(1,181)	(763)
Acquisition-related costs	(542)	(323)	(223)
Certain legal and regulatory accruals and settlements	(561)	(7,466)	(768)
Adjustments to equity earnings in Cencora	(162)	(211)	(218)
LIFO provision	(47)	(187)	(135)
Store damage and inventory loss insurance recovery	—	40	—
Operating (loss) income (GAAP measure)	$(14,076)	$(6,882)	$1,387

No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. Substantially all of our pharmacy sales are to customers covered by third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies) that agree to pay for all or a portion of a customer’s eligible prescription purchases. In the U.S. Retail Pharmacy segment, three third-party payors accounted for approximately 34%, 33%, and 31% of the Company’s consolidated sales in fiscal 2024, 2023 and 2022, respectively.

Geographic data for sales is as follows (in millions):

	2024	2023	2022
United States	$124,176	$116,883	$110,873
Germany	12,067	11,211	11,178
United Kingdom	9,550	8,984	8,894
Other	1,864	2,003	1,757
Sales	$147,658	$139,081	$132,703

Geographic data for long-lived assets, defined as operating lease right-of-use assets and property, plant and equipment, is as follows (in millions):

	2024	2023
United States	$25,873	$28,951
United Kingdom	3,538	3,622
Other	697	681
Total long-lived assets	$30,108	$33,254

WBA Fiscal 2024 Form 10-K	123

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Related parties

The Company has a long-term pharmaceutical distribution agreement with Cencora pursuant to which the Company sources branded and generic pharmaceutical products from Cencora. Additionally, Cencora receives sourcing services for generic pharmaceutical products.

Related party transactions with Cencora (in millions):

	2024	2023	2022
Purchases, net	$73,918	$65,173	$62,174

Trade accounts payable, net of receivables	$9,259	$7,814	$6,915

Note 18. Subsequent events

Footprint Optimization Program
On October 14, 2024, the Company’s Board of Directors approved a plan to optimize its footprint and close underperforming stores, primarily within the Company’s U.S. Retail Pharmacy segment (the “Footprint Optimization Program”). The Footprint Optimization Program includes plans to close approximately 900 to 1,000 stores primarily across the U.S.

Hurricane Helene and Milton
In September and October 2024, Hurricane Helene and Hurricane Milton struck the Southeast region of the U.S. The Company has significant store locations in this region and these hurricanes have caused business disruptions, including store closures in the affected areas. The Company is assessing the extent of the damage resulting from these hurricanes.

WBA Fiscal 2024 Form 10-K	124

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2024. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting, as stated in its report which is included herein.

/s/	Timothy C. Wentworth	/s/	Manmohan Mahajan
	Timothy C. Wentworth		Manmohan Mahajan
	Chief Executive Officer		Executive Vice President and Global Chief Financial Officer

October 15, 2024

WBA Fiscal 2024 Form 10-K	125

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walgreens Boots Alliance, Inc. and subsidiaries (the "Company") as of August 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 15, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill and Indefinite-Lived Intangible Assets Impairment VillageMD Reporting Unit and Boots’ Pharmacy Licenses Indefinite-lived Intangible Assets – Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
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

WBA Fiscal 2024 Form 10-K	126

We identified the valuation of the VillageMD reporting unit and the Boots’ Pharmacy Licenses indefinite-lived intangible asset as a critical audit matter due to the materiality of the assets’ carrying values, the difference between the fair values and the carrying values of the reporting unit, and because of the continued underperformance compared to historical forecasts at each of the businesses. Auditing management’s judgments used in the quantitative assessment regarding significant assumptions such as future revenue growth, EBITDA margins, the selection of discount rates, the selection of the valuation approaches, and the market multiples selected requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of goodwill for the VillageMD reporting unit and the Boots’ Pharmacy Licenses indefinite-lived intangible asset included the following, among others:
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
•We evaluated the reasonableness of management’s forecasts of business assumptions (e.g., revenues, EBITDA margins) by performing certain procedures, including comparing the forecasts and planned initiatives to third-party economic and industry data.
•We evaluated, with the assistance of our fair value specialists, the (1) valuation methodologies; (2) selection of market multiples for the VillageMD reporting unit; and (3) discount rates utilized for the VillageMD reporting unit and Boots’ Pharmacy Licenses indefinite-lived intangible asset, by performing certain procedures, including:
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
•We validated the accuracy of the impairment charge recorded for the VillageMD reporting unit.

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

Because of the numerous taxing jurisdictions in which the Company files its tax returns and the complexity of tax laws and regulations, auditing certain uncertain tax positions and the determination of whether the more likely than not threshold was met requires a high degree of auditor judgment and increased extent of effort, including the involvement of our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to certain uncertain tax positions included the following, among others:
•We tested the effectiveness of controls over income taxes, including those over identifying uncertain tax positions and measuring liabilities.
•We evaluated, with the assistance of our tax specialists, a selection of underlying tax positions to evaluate the more likely than not principle as it applied to the specific underlying tax position.
•We evaluated, with the assistance of our tax specialists, a selection of the Company’s uncertain tax positions by performing the following:

WBA Fiscal 2024 Form 10-K	127

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 15, 2024

We have served as the Company’s auditor since 2002.

WBA Fiscal 2024 Form 10-K	128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Walgreens Boots Alliance, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Walgreens Boots Alliance, Inc. and subsidiaries (the “Company”) as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2024, of the Company and our report dated October 15, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 15, 2024

WBA Fiscal 2024 Form 10-K	129

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

As we transform our business processes, we continue to make strategic changes in how we perform certain key business functions. These changes include the continued leveraging of extended workforces via third-party outsource arrangements as well as our continued implementation of new information systems. These initiatives are not being implemented in response to any identified internal control deficiency or weakness. As these changes occur, we will evaluate quarterly whether such changes materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended August 31, 2024 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent limitations on effectiveness of controls
Our management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

WBA Fiscal 2024 Form 10-K	130

Item 9B. Other information

Securities Trading Plans of Directors and Executive Officers
During the three months ended August 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Indemnification Agreements of Directors and Select Officers
In June 2024, the Board approved a form of indemnification agreement (the “Indemnification Agreement”) to be entered into by and between the Company and each of its directors and select officers to provide for rights to indemnification and advancement of expenses generally consistent with the Company’s Amended and Restated Bylaws, which provide for mandatory indemnification and advancement of expenses to the fullest extent authorized by the General Corporation Law of the State of Delaware for directors and officers of the Company. The foregoing description of the Indemnification Agreement is not complete and is qualified in its entirety by reference to the Indemnification Agreement filed herewith as Exhibit 10.2 and incorporated herein by reference.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections

Not applicable.

WBA Fiscal 2024 Form 10-K	131

PART III

The Company intends to file with the SEC a definitive proxy statement for its next Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after August 31, 2024. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the disclosure in that Proxy Statement. The Company’s next Annual Meeting of Stockholders is scheduled to be held on January 30, 2025.

Item 10. Directors, executive officers and corporate governance
We have adopted an insider trading policy (the “Insider Trading Policy”) applicable to our officers, directors, team members and certain persons and entities (collectively, “Covered Persons”) that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq listing standards.

The foregoing summary of the Insider Trading Policy is not complete and is qualified in its entirety by reference to the Insider Trading Policy attached hereto as Exhibit 19.

The information required by Item 10, with the exception of the information relating to the executive officers of the Company, which is presented in Part I under the heading “Information about our executive officers,” is incorporated herein by reference to the Company’s Proxy Statement, including the following sections: Proposal–1 Election of Directors; Compensation discussion and analysis and Governance.

The Company has adopted a Code of Conduct and Business Ethics applicable to all employees, officers and directors that incorporates policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Company has also adopted a Code of Ethics for CEO and Financial Executives. This Code applies to and has been signed by the CEO, the CFO and the Chief Accounting Officer. The Company intends to promptly disclose on its website in accordance with applicable rules required disclosure of changes to or waivers, if any, of the Code of Ethics for CEO and Financial Executives or the Code of Conduct and Business Ethics for directors and executive officers.

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

Item 11. Executive compensation
The information required by Item 11 is incorporated herein by reference to the following sections of the Company’s Proxy Statement: Director Compensation; Executive Compensation; Executive compensation corporate governance; and Governance.

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

Item 14. Principal accountant fees and services
The information required by Item 14 is incorporated herein by reference to the following section of the Company’s Proxy Statement: Independent Registered Public Accounting Firm Fees and Services.

WBA Fiscal 2024 Form 10-K	132

PART IV

Item 15. Exhibits and financial statement schedules
(a)Documents filed as part of this report:
(1)Financial statements. The following financial statements, supplementary data and reports of independent public accountants appear in Part II, Item 8 of this Form 10-K and are incorporated herein by reference.
Consolidated Balance Sheets at August 31, 2024 and 2023
Consolidated Statements of Equity, Earnings, Comprehensive Income and Cash Flows for the years ended August 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
.
(2)Financial statement schedules and supplementary information
Schedules I, II, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

(b)Exhibits

Exhibit No.	Description	SEC Document Reference
2.1*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes.	Incorporated by reference to Annex B-1 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.2*	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.3	Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated December 23, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on December 24, 2014.
2.5	Amendment No. 2 to Agreement and Plan of Merger, dated December 29, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 filed with the SEC on December 30, 2014.
2.6*	Amended and Restated Asset Purchase Agreement, dated as of September 18, 2017, by and among Walgreens Boots Alliance, Inc., Walgreen Co. and Rite Aid Corporation.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on September 19, 2017.
2.7*	Share Purchase Agreement, dated as of January 6, 2021, by and between Walgreens Boots Alliance, Inc., and Cencora, Inc (formerly known as AmerisourceBergen Corporation).	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on January 8, 2021.

WBA Fiscal 2024 Form 10-K	133

2.8*	Securities Purchase Agreement, by and among Walgreen Co., the several equity holders of Shields Health Solutions Parent, LLC listed on Schedules A and B thereto, the stockholders of WCAS Shields Holdings, Inc. listed on Schedule C thereto, Shields Health Solutions Parent, LLC, WCAS Shields Holdings, Inc. and WCAS XIII Associates, LLC, solely in its capacity as Sellers’ Representative thereunder.	Incorporated by reference to Exhibit 2.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on September 21, 2021.
2.9*	Class D Preferred Unit Purchase Agreement, dated as of October 14, 2021, by and among WBA Acquisition 4, LLC, WBA Financial, LLC, Walgreens Boots Alliance, Inc., Village Practice Management Company, LLC and certain members of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 2.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on October 14, 2021.
2.10*	Securities Purchase Agreement and Agreement and Plan of Merger, dated September 19, 2022, by and among WBA Acquisition 4, LLC, Walgreen Co., WBA Shields Merger Sub, LLC, certain equityholders of WCAS Shields Holdings, LLC listed on Schedule A thereto, WCAS Shields Holdings, LLC, Shields Health Solutions Parent, LLC and WCAS XIII Associates, LLC, solely in its capacity as Sellers’ Representative thereunder.	Incorporated by reference to Exhibit 2.1 to Walgreen’s Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on September 20, 2022.
2.11*	Agreement and Plan of Merger, dated as of November 7, 2022, by and among WP CityMD Topco LLC, Village Practice Management Company, LLC, Project Teton Merger Sub LLC and Shareholder Representative Services LLC.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on November 8, 2022.
2.12*	Class E Preferred Unit and Class F Preferred Unit Purchase Agreement, dated as of November 7, 2022, by and among WBA Acquisition 5, LLC, Walgreens Boots Alliance, Inc., Cigna Health & Life Insurance Company, Village Practice Management Company, LLC and certain members of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 2.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on November 8, 2022.
2.13	First Amendment to Agreement and Plan of Merger, dated as of November 14, 2022, by and among WP CityMD Topco LLC, Village Practice Management Company, LLC and Project Teton Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2023.
2.14*	Second Amendment to Agreement and Plan of Merger, dated as of January 3, 2023, by and among WP CityMD Topco LLC, Village Practice Management Company Holdings, LLC, Village Practice Management Company, LLC and Project Teton Merger Sub LLC.	Incorporated by reference to Exhibit 2.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2023.
2.15*	Amended and Restated Class E Preferred Unit and Class F Preferred Unit Purchase Agreement, dated as of January 3, 2023, by and among WBA Acquisition 5, LLC, Walgreens Boots Alliance, Inc., Cigna Health & Life Insurance Company, Evernorth Health, Inc., Village Practice Management Company, LLC and certain members of Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 2.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2023.
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2024.

WBA Fiscal 2024 Form 10-K	134

4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s registration statement on Form S-3ASR filed with the SEC on July 14, 2008.
4.2	Form of Walgreen Co. 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K filed with the SEC on September 13, 2012.
4.3	Form of Guarantee of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B filed with the SEC on December 31, 2014.
4.4	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K filed with the SEC on November 18, 2014.
4.5	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K filed with the SEC on November 18, 2014.
4.6	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K filed with the SEC on November 18, 2014.
4.7	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K filed with the SEC on November 18, 2014.
4.8	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K filed with the SEC on November 20, 2014.
4.9	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K filed with the SEC on November 20, 2014.
4.10	Indenture, dated as of December 17, 2015, between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed with the SEC on December 17, 2015.
4.11	First Supplemental Indenture, dated as of October 13, 2021, by and between Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.13 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2021 filed with the SEC on October 14, 2021.
4.12	Form of 3.450% Notes due 2026.	Incorporated by reference to Exhibit 4.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2016.
4.13	Form of 4.650% Notes due 2046.	Incorporated by reference to Exhibit 4.6 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2016.
4.14	Form of 3.200% Notes due 2030.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on April 15, 2020.
4.15	Form of 4.100% Notes due 2050.	Incorporated by reference to Exhibit 4.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on April 15, 2020.
4.16	Form of 8.125% Notes due 2029.	Incorporated by reference to Exhibit 4.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2024.
4.17	Walgreen Co. Shareholders Agreement, dated as of August 2, 2012, among Walgreen Co., Stefano Pessina, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Kohlberg Kravis Roberts & Co. L.P. and certain other investors party thereto.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K filed with the SEC on August 6, 2012.

WBA Fiscal 2024 Form 10-K	135

4.18	Letter Agreement between Stefano Pessina and Walgreens Boots Alliance, Inc., dated July 23, 2020.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on July 27, 2020.
4.19	Amendment No. 1 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Annex B-2 to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed with the SEC pursuant to Rule 424(b)(3) on November 24, 2014.
4.20	Amendment No. 2 to Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, dated December 31, 2014, as Amended by Amendment No.1, dated as of August 5, 2014, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Ontario Holdings WBS Limited, KKR Sprint (European II)Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Exhibit E to the Schedule 13D filed by Alliance Santé Participations S.A. filed with the SEC on December 31, 2014).
4.21	Description of Registered Securities.	Filed herewith.
10.1†	Walgreens Boots Alliance, Inc. Management Incentive Plan (as amended and restated effective July 9, 2024).	Filed herewith.
10.2†	Walgreens Boots Alliance, Inc. 2021 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on February 2, 2021.
10.3†	Form of Performance Share Award agreement (effective October 2022).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on October 28, 2022.
10.4†	Form of Performance Share Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 filed with the SEC on January 6, 2022.
10.5†	Form of Stock Option Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 filed with the SEC on January 6, 2022.
10.6†	Form of Stock Option Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on February 2, 2021.
10.7†	Form of Restricted Stock Unit Award agreement (effective October 2023).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023 filed with the SEC on January 4, 2024.
10.8†	Form of Restricted Stock Unit Award agreement (effective March 2023).	Incorporated by reference to Exhibit 10.8 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2023 (File No. 1-36759) filed with the SEC on October 12, 2023.
10.9†	Form of Restricted Stock Unit Award agreement (effective October 2022).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on October 28, 2022.

WBA Fiscal 2024 Form 10-K	136

10.10†	Form of Restricted Stock Unit Award agreement (effective October 2021).	Incorporated by reference to Exhibit 10.6 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 filed with the SEC on January 6, 2022.
10.11†	Form of Restricted Stock Unit Award agreement (effective January 2021).	Incorporated by reference to Exhibit 10.4 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on February 2, 2021.
10.12†	Form of Restricted Stock Unit Award agreement for Executive Chairman (effective October 2023).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023 filed with the SEC on January 4, 2024.
10.13†	Form of Restricted Stock Unit Award agreement for Executive Chairman (effective October 2022).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on October 28, 2022.
10.14†	Form of Restricted Stock Unit Award agreement for Executive Chairman (November 2021).	Incorporated by reference to Exhibit 10.7 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 filed with the SEC on January 6, 2022.
10.15†	Amendment to the amended and restated Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.5 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on February 2, 2021.
10.16†	Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan (as amended and restated).	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on January 19, 2018.
10.17†	Form of Stock Option Award agreement (effective October 2020).	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on October 30, 2020.
10.18†	UK Sub-Plan under the Walgreens Boots Alliance, Inc. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.16 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K filed with the SEC on October 28, 2015.
10.19†	Form of Stock Option Award agreement under UK Sub-plan (effective October 2020).	Incorporated by reference to Exhibit 10.3 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on October 30, 2020.
10.20†	Form of Stock Option Award agreement under UK Sub-plan (effective October 2019).	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 filed with the SEC on October 28, 2019.
10.21†	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.
10.22†	Amendment to the Walgreen Co. 2002 et. al. Executive Deferred Compensation/Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009.
10.23†	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005.
10.24†	Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.43 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 filed with the SEC on October 28, 2019.

WBA Fiscal 2024 Form 10-K	137

10.25†	First Amendment to the Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.38 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2021 filed with the SEC on October 14, 2021.
10.26†	Second Amendment to the Walgreens Boots Alliance, Inc. Executive Retirement Savings Plan (as amended and restated effective January 1, 2020).	Incorporated by reference to Exhibit 10.31 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2023 filed with the SEC on October 12, 2023.
10.27†	Walgreens Boots Alliance, Inc. Executive Severance and Change in Control Plan (as amended and restated effective August 6, 2019).	Incorporated by reference to Exhibit 10.47 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2019 filed with the SEC on October 28, 2019.
10.28†	Offer Letter agreement between Stefano Pessina and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.29 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 filed with the SEC on April 9, 2015.
10.29†	Offer Letter agreement between Walgreens Boots Alliance, Inc. and Ginger L. Graham, dated September 20, 2023.	Incorporated by reference to Exhibit 10.34 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2023 filed with the SEC on October 12, 2023.
10.30†	Employment Agreement between Walgreens Boots Alliance, Inc. and Timothy Charles Wentworth, dated October 9, 2023.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on October 11, 2023.
10.31†	Employment Agreement between Alliance UniChem Plc and Ornella Barra, dated December 10, 2002.	Incorporated by reference to Exhibit 10.20 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 filed with the SEC on April 9, 2015.
10.32†	Agreement among Alliance Boots plc, Alliance UniChem Plc and Ornella Barra, dated July 31, 2006.	Incorporated by reference to Exhibit 10.21 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 filed with the SEC on April 9, 2015.
10.33†	Novation of Service Agreement among Alliance Boots Holdings Limited, Alliance Boots Management Services MC S.A.M and Ornella Barra, dated June 1, 2013.	Incorporated by reference to Exhibit 10.22 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 filed with the SEC on April 9, 2015.
10.34†	Offer Letter agreement between Walgreen Co. and Manmohan Mahajan, dated December 16, 2015.	Incorporated by reference to Exhibit 10.39 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2023 filed with the SEC on October 12, 2023.
10.35†	Offer Letter agreement between Walgreens Boots Alliance, Inc. and Manmohan Mahajan, dated January 31, 2024.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2024 filed with the SEC on March 28, 2024.
10.36†	Offer Letter agreement between Walgreens Boots Alliance, Inc. and Mary Langowski, dated January 12, 2024.	Filed herewith.
10.37†	Walgreens Boots Alliance, Inc. Long-Term Global Assignment Relocation Policy.	Incorporated by reference to Exhibit 10.45 to Walgreens Boots Alliance, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2023 filed with the SEC on October 12, 2023.
10.38†	Form of Indemnification Agreement between Walgreens Boots Alliance, Inc. and its directors and officers.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2024 filed with the SEC on June 27, 2024.
10.39†	Separation and Consulting Agreement, by and between Walgreen Co. and John Driscoll, dated March 27, 2024.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on March 28, 2024.

WBA Fiscal 2024 Form 10-K	138

10.40	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K filed with the SEC on August 6, 2012.
10.41	Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and Cencora, Inc. (formerly known as AmerisourceBergen Corporation).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K filed with the SEC on March 20, 2013.
10.42	Amended and Restated AmerisourceBergen Shareholders Agreement, dated as of June 1, 2021, between Cencora, Inc. (formerly known as AmerisourceBergen Corporation) and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2021.
10.43	Amendment No. 1 to the Amended and Restated AmerisourceBergen Shareholders Agreement, dated as of August 2, 2022, by and between Walgreens Boots Alliance, Inc., and Amerisource Bergen Corporation.	Incorporated by reference to Exhibit 10.2 to Cencora, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022.
10.44	Amendment No. 2 to the Amended and Restated Shareholders Agreement, dated as of August 16, 2024, by and between Walgreens Boots Alliance, Inc. and Cencora, Inc.	Incorporated by reference to Exhibit 10.2 to Cencora, Inc.’s Form 8-K filed with the SEC on August 16, 2024.
10.45*	Second Amended and Restated Limited Liability Company Agreement of Shields Health Solutions Parent, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on October 29, 2021.
10.46	Appointment and Waiver Agreement, dated as of November 24, 2021, by and among Walgreens Boots Alliance, Inc., WBA Acquisition 5, LLC and Village Practice Management Company, LLC.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on November 26, 2021.
10.47	Nomination Rights Agreement, dated as of December 7, 2022, by and among Walgreens Boots Alliance, Inc., Village Practice Management Company, LLC and Village Practice Management Company Holdings, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on December 7, 2022.
10.48	Amended and Restated Limited Liability Company Agreement of Village Practice Management Company Holdings, LLC, dated as of January 3, 2023, by and among Village Practice Management Company Holdings, LLC and its members.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2023.
10.49	Delayed Draw Term Loan Credit Agreement, dated as of November 15, 2021, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance Inc.’s Current Report on Form 8-K filed on November 16, 2021.
10.50	5-Year Revolving Credit Facility, dated as of June 17, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders and L/C Issuers from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on June 21, 2022.

WBA Fiscal 2024 Form 10-K	139

10.51	Delayed Draw Term Loan Credit Agreement, dated as of December 19, 2022, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Toronto Dominion (Texas) LLC, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on December 20, 2022.
10.52	Delayed Draw Term Loan Credit Agreement, dated as of August 9, 2023, by and among Walgreens Boots Alliance, Inc., the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2023.
10.53	Three-Year Revolving Credit Agreement, dated as of August 9, 2023, by and among Walgreens Boots Alliance, Inc., the Designated Borrowers from time to time party thereto, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent and Swing Line Lender.	Incorporated by reference to Exhibit 10.2 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2023.
19	Walgreens Boots Alliance, Inc. Insider Trading Policy.	Filed herewith.
21	Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Deloitte & Touche LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
97	Walgreens Boots Alliance, Inc. Policy on Recoupment of Incentive Compensation	Filed herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Annual Report on Form 10-K for the fiscal year ended August 31, 2024 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Equity; (iii) the Consolidated Statement of Earnings; (iv) the Consolidated Statements of Comprehensive Income; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

WBA Fiscal 2024 Form 10-K	140

**Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of any such agreements will be furnished supplementally to the SEC upon request.

† Indicates a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

Item 16. Form 10-K summary
None.

WBA Fiscal 2024 Form 10-K	141

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREENS BOOTS ALLIANCE, INC.

October 15, 2024	By:	/s/ Manmohan Mahajan
Manmohan Mahajan
Executive Vice President and Global Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

WBA Fiscal 2024 Form 10-K	142

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy C. Wentworth	Chief Executive Officer (Principal Executive Officer) and Director	October 15, 2024
Timothy C. Wentworth

/s/ Manmohan Mahajan	Executive Vice President and Global Chief Financial Officer (Principal Financial Officer)	October 15, 2024
Manmohan Mahajan

/s/ Todd D. Heckman	Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	October 15, 2024
Todd D. Heckman

/s/ Stefano Pessina	Executive Chairman of the Board	October 15, 2024
Stefano Pessina

/s/ Janice M. Babiak	Director	October 15, 2024
Janice M. Babiak

/s/ Inderpal S. Bhandari	Director	October 15, 2024
Inderpal S. Bhandari

/s/ Ginger L. Graham	Director	October 15, 2024
Ginger L. Graham

/s/ Bryan C. Hanson	Director	October 15, 2024
Bryan C. Hanson

/s/ Robert L. Huffines	Director	October 15, 2024
Robert L. Huffines

/s/ Valerie B. Jarrett	Director	October 15, 2024
Valerie B. Jarrett

/s/ John A. Lederer	Director	October 15, 2024
John A. Lederer

/s/ Thomas E. Polen	Director	October 15, 2024
Thomas E. Polen

/s/ Nancy M. Schlichting	Director	October 15, 2024
Nancy M. Schlichting

/s/ William H. Shrank	Director	October 15, 2024
William H. Shrank

WBA Fiscal 2024 Form 10-K	143