Form 10-Q
period 2024-11-30
Walgreens Boots Alliance, Inc.
filed 2025-01-10
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of January 3, 2025 was 864,153,468.

WBA Q1 2025 Form 10-Q

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	November 30, 2024	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$859	$1,319
Marketable securities	332	1,790
Accounts receivable, net	6,191	5,851
Inventories	9,119	8,320
Other current assets	977	1,055
Total current assets	17,478	18,335
Non-current assets:
Property, plant and equipment, net	9,382	9,772
Operating lease right-of-use assets	19,631	20,335
Goodwill	15,453	15,506
Intangible assets, net	12,557	12,973
Equity method investments (see Note 4)	2,172	2,269
Other non-current assets	1,863	1,846
Total non-current assets	61,058	62,702
Total assets	$78,536	$81,037

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$446	$1,505
Trade accounts payable (see Note 13)	14,551	14,082
Operating lease obligations	2,389	2,382
Accrued expenses and other liabilities	9,675	8,673
Income taxes	392	312
Total current liabilities	27,453	26,953
Non-current liabilities:
Long-term debt	7,611	8,044
Operating lease obligations	20,262	20,921
Deferred income taxes	1,119	1,195
Accrued litigation obligations	5,982	6,008
Other non-current liabilities	4,839	5,736
Total non-current liabilities	39,813	41,905
Commitments and contingencies (see Note 8)
Total liabilities	67,266	68,858
Redeemable non-controlling interests	106	174
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 at November 30, 2024 and 1,172,513,618 at August 31, 2024	12	12
Paid-in capital	10,582	10,645
Retained earnings	22,861	23,348
Accumulated other comprehensive loss	(2,971)	(2,897)
Treasury stock, at cost; 309,025,941 shares at November 30, 2024 and 308,513,185 shares at August 31, 2024	(20,544)	(20,662)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	9,939	10,445
Non-controlling interests	1,226	1,561
Total equity	11,165	12,005
Total liabilities, redeemable non-controlling interests and equity	$78,536	$81,037
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2025 Form 10-Q	1

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended November 30, 2024
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2024	864,000,433	$12	$(20,662)	$10,645	$(2,897)	$23,348	$1,561	$12,005
Net loss	—	—	—	—	—	(265)	(339)	(604)
Other comprehensive loss, net of tax	—	—	—	—	(74)	—	(6)	(80)
Dividends declared and distributions	—	—	—	—	—	(222)	—	(222)
Treasury stock purchases	(3,627,928)	—	(36)	—	—	—	—	(36)
Employee stock purchase and option plans	3,115,172	—	154	(155)	—	—	—	(1)
Stock-based compensation	—	—	—	22	—	—	11	33
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	69	—	—	—	69
November 30, 2024	863,487,677	$12	$(20,544)	$10,582	$(2,971)	$22,861	$1,226	$11,165

Three months ended November 30, 2023
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2023	863,673,786	$12	$(20,717)	$10,661	$(2,993)	$33,058	$8,302	$28,322
Net loss	—	—	—	—	—	(67)	(211)	(278)
Other comprehensive loss, net of tax	—	—	—	—	(2)	—	(3)	(5)
Dividends declared and distributions	—	—	—	—	—	(418)	—	(418)
Treasury stock purchases	(3,100,000)	—	(69)	—	—	—	—	(69)
Employee stock purchase and option plans	1,593,184	—	61	(64)	—	—	—	(2)
Stock-based compensation	—	—	—	15	—	—	30	44
Other	—	—	—	5	—	—	(10)	(6)
November 30, 2023	862,166,970	$12	$(20,725)	$10,617	$(2,995)	$32,573	$8,107	$27,588

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2025 Form 10-Q	2

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended November 30,
	2024	2023
Sales	$39,459	$36,707
Cost of sales	32,680	29,937
Gross profit	6,779	6,771
Selling, general and administrative expenses	7,015	6,851
Equity earnings (loss) in Cencora	(9)	42
Operating loss	(245)	(39)
Other expense, net	(171)	(220)
Loss before interest and income tax provision (benefit)	(415)	(259)
Interest expense, net	122	99
Loss before income tax provision (benefit)	(538)	(358)
Income tax provision (benefit)	66	(74)
Post-tax earnings (loss) from other equity method investments	(1)	6
Net loss	(605)	(278)
Net loss attributable to non-controlling interests	(340)	(210)
Net loss attributable to Walgreens Boots Alliance, Inc.	$(265)	$(67)

Net loss per common share:
Basic	$(0.31)	$(0.08)
Diluted	$(0.31)	$(0.08)

Weighted average common shares outstanding:
Basic	863.8	863.0
Diluted	863.8	863.0

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2025 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2024	2023
Net loss	$(605)	$(278)

Other comprehensive loss, net of tax:
Pension/post-retirement obligations	4	56
Unrealized gain (loss) on cash flow hedges and other	—	5
Net investment hedges gain	92	3
Share of other comprehensive income (loss) of equity method investments	30	(15)
Cumulative translation adjustments	(206)	(54)
Total other comprehensive loss	(80)	(5)

Total comprehensive loss	(685)	(283)

Comprehensive loss attributable to non-controlling interests	(346)	(214)

Comprehensive loss attributable to Walgreens Boots Alliance, Inc.	$(339)	$(70)

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2025 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three months ended November 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(605)	$(278)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	625	616
Deferred income taxes	(23)	(196)
Stock compensation expense	38	51
(Earnings) loss from equity method investments	10	(48)
Impairment of intangibles and long-lived assets	281	165
Gain on sale of equity method investments	(32)	(139)
Gain on sale-leaseback transactions	—	(160)
Loss on variable prepaid forward contracts	200	366
Other	13	35
Changes in certain assets and liabilities:
Accounts receivable, net	(414)	(618)
Inventories	(904)	(1,180)
Other current assets	36	(42)
Trade accounts payable	563	966
Accrued expenses and other liabilities	37	205
Income taxes	93	96
Accrued litigation obligations	(20)	(54)
Other non-current assets and liabilities	(39)	(67)
Net cash used for operating activities	(140)	(281)
Cash flows from investing activities:
Additions to property, plant and equipment	(284)	(506)
Proceeds from sale-leaseback transactions	—	427
Proceeds from sale of other assets	164	304
Business, investment and asset acquisitions, net of cash acquired	(18)	(109)
Other	62	(31)
Net cash provided by (used for) investing activities	(76)	85
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	12	155
Proceeds from debt	3,229	3,826
Payments of debt	(4,679)	(3,776)
Proceeds from variable prepaid forward contracts	—	424
Treasury stock purchases	(36)	(69)
Cash dividends paid	(216)	(415)
Other	4	41
Net cash provided by (used for) financing activities	(1,685)	186
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	—
Changes in cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(1,910)	(10)
Cash, cash equivalents and restricted cash at beginning of period	3,218	856
Cash, cash equivalents and restricted cash at end of period	$1,309	$846

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q1 2025 Form 10-Q	5

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

The Consolidated Condensed Financial Statements included herein are unaudited. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

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

New accounting pronouncements
Adoption of new accounting pronouncements

Leases — Common Control Arrangements
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842) – Common Control Arrangements. The ASU amends the accounting for leasehold improvements in common control arrangements by requiring a lessee in a common control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. Further, a lessee that no longer controls the use of the underlying asset will derecognize the remaining carrying amount of the improvements through an adjustment to equity, reflecting the transfer of the asset to the lessor under common control. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2025), including interim periods within those fiscal years. The Company adopted this ASU effective September 1, 2024, and the adoption did not materially impact the Company’s results of operations, cash flows or financial position.

WBA Q1 2025 Form 10-Q	6

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU is expected to improve disclosures related to an entity’s reportable segments and provide additional, more detailed information about a reportable segment’s expenses. The ASU also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2025) and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2026). The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company adopted this ASU effective September 1, 2024. While the standard requires additional disclosures related to the Company’s reportable segments in its fiscal 2025 annual reporting, adoption of the standard did not have any impact on the Company’s consolidated results of operations, cash flows, financial position, or the Company's fiscal 2025 interim disclosures.

New accounting pronouncements not yet adopted

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

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense disaggregation disclosures (Topic 220) - Disaggregation of Income Statement Expenses. This ASU is expected to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This ASU requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 (fiscal 2028) and interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029). The Company is currently evaluating the effect of adopting this new accounting guidance.

Note 2. Exit and disposal activities

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

The Footprint Optimization Program includes plans to close approximately 900 to 1,000 stores primarily across the U.S. by the end of fiscal 2027. Considering the remaining stores approved, but not yet closed under the Transformational Cost Management Program at the beginning of fiscal 2025, the Company expects to close 1,200 to 1,300 stores by the end of fiscal 2027. The cadence of store closures prioritizes estimated cash flow benefits, underperforming locations, and lease expirations. In the three months ended November 30, 2024, the Company closed 83 stores related to these programs.

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

WBA Q1 2025 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Since the inception of the Footprint Optimization Program, the Company has recognized cumulative pre-tax charges in its financial results in accordance with GAAP of $333 million, which were primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These charges include $164 million related to lease obligations and other real estate costs, $127 million in asset impairments, and $42 million in employee severance and other exit costs.

Costs related to exit and disposal activities under the Footprint Optimization Program for the three months ended November 30, 2024 were as follows (in millions):

Three months ended November 30, 2024	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs[1]	$163	$1	$—	$—	$164
Asset impairments	125	1	1	—	127
Employee severance and other exit costs	34	1	3	3	42
Total pre-tax exit and disposal charges	$323	$3	$4	$3	$333
1.Includes right-of-use asset impairments, certain expenses associated with closed stores and runoff costs associated with location optimization under prior exit and disposal programs.

The changes in liabilities and assets related to the exit and disposal activities under the Footprint Optimization Program include the following (in millions):

Employee severance and other exit costs
Balance at August 31, 2024	$—
Costs	42
Payments	(13)
Other	—
Balance at November 30, 2024	$28

Other exit and disposal activities
During the three months ended November 30, 2024, Village Practice Management Company, LLC (“VillageMD”) approved the closure of approximately 23 clinics and did not incur significant impairment charges. During the three months ended November 30, 2023, VillageMD approved the closure of 70 clinics and incurred long-lived asset impairment charges of $124 million. The impairment charges were recorded in Selling, general and administrative expenses primarily within the U.S Healthcare segment in the Consolidated Condensed Statements of Earnings.

Note 3. Leases

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

WBA Q1 2025 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Selected supplemental information was as follows (in millions):

	Three months ended November 30,
Statement of earnings supplemental information[1]:	2024	2023
Sublease income	$28	$28
Impairment of right-of-use assets	136	49
Gain on sale-leaseback transactions	—	160

1Recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.

	Three months ended November 30,
Statement of cash flow supplemental information:	2024	2023
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$893	$924
Operating cash flows from finance leases	13	13
Financing cash flows from finance leases	21	14
Total	$927	$951

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$75	$679
Finance leases	12	5
Total	$87	$685

Note 4. Equity method investments

Equity method investments were as follows (in millions, except percentages):

	November 30, 2024		August 31, 2024
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
Cencora	$1,574	10%	$1,563	10%
Others	598	8% - 50%	705	8% - 50%
Total	$2,172		$2,269

Cencora investment
During the three months ended November 30, 2023, the Company sold shares of Cencora common stock for total consideration of approximately $250 million. This transaction resulted in the Company recording a pre-tax gain of $139 million, in Other expense, net within the Consolidated Condensed Statements of Earnings.

As of November 30, 2024 and August 31, 2024, the Company pledged 20.0 million shares of Cencora common stock as collateral upon entering into variable prepaid forward (“VPF”) transactions. See Note 6. Financial instruments for further information.

Other investments
During the three months ended November 30, 2024, the Company sold shares of BrightSpring Health Services (“BrightSpring”) common stock for total consideration of approximately $129 million, reducing the Company’s ownership percentage to approximately 12%. The Company recognized a pre-tax gain on disposal of $32 million. The Company will continue to account for its remaining investment in BrightSpring under the equity method of accounting, as it has significant influence over BrightSpring through its ability to appoint a board member.

WBA Q1 2025 Form 10-Q	9

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated to the U.S. dollar using the spot rates as of the balance sheet date (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted).

	Current portion	Non-current portion	Total
Long-term debt balances as of August 31, 2024	$1,505	$8,044	$9,549
Repayments of long-term debt	(1,447)	—	(1,447)
Reclassifications of long-term debt	379	(379)	—
Exchange rate changes and other	8	(54)	(46)
Long-term debt balances as of November 30, 2024	$446	$7,611	$8,056

Revolving credit facilities	$—	$—	$—
Commercial paper	—	—	—
Total debt balances as of November 30, 2024	$446	$7,611	$8,056

Long-term debt
The Company’s long-term debt balances include bonds, notes, amounts borrowed under delayed draw term credit facilities (“DDTL facilities”), and certain other balances. Amounts borrowed under DDTL facilities that are repaid or prepaid may not be reborrowed.

Repayments of long-term debt
During the three months ended November 30, 2024, the Company repaid in full the $1.2 billion of principal and interest on the 3.800% unsecured notes due 2024 which matured on November 18, 2024. During the same period, the Company also repaid $290 million of principal and interest on the final tranche of a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility (the “November 2021 DDTL”) that matured on November 24, 2024. As of November 30, 2024, all tranches available under the November 2021 DDTL have matured and been repaid in full.

Credit facilities
As of November 30, 2024, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion. The Company utilizes its revolving credit facilities for short term working capital and general corporate purposes.

Debt covenants
Each of the Company’s credit facilities, including its DDTL facilities, contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary financial covenants. As of November 30, 2024, the Company was in compliance with all such applicable financial covenants.

Note 6. Financial instruments

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

The Company economically hedges a portion of its exposure to equity price risk related to its investment in Cencora through VPF derivative contracts.

WBA Q1 2025 Form 10-Q	10

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

November 30, 2024	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$509	$9	Other current assets
Cross currency interest rate swaps	50	3	Other current assets
Cross currency interest rate swaps	250	10	Other non-current assets
Foreign currency forwards	2	—	Other non-current assets
Foreign currency forwards	730	1	Accrued expenses and other liabilities
Foreign currency forwards	4	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$2,686	$10	Other current assets
Total return swaps	191	3	Other current assets
Total return swaps	26	—	Accrued expenses and other liabilities
Foreign currency forwards	1,396	2	Accrued expenses and other liabilities
Variable prepaid forward contracts	2,190	2,479	Accrued expenses and other liabilities
Variable prepaid forward contracts	1,536	1,640	Other non-current liabilities

August 31, 2024	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$50	$1	Other current assets
Foreign currency forwards	7	—	Other current assets
Cross currency interest rate swaps	253	5	Other non-current assets
Foreign currency forwards	4	—	Other non-current assets
Foreign currency forwards	923	15	Accrued expenses and other liabilities
Cross currency interest rate swaps	356	5	Accrued expenses and other liabilities
Foreign currency forwards	2	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$534	$3	Other current assets
Total return swaps	211	11	Other current assets
Foreign currency forwards	3,606	52	Accrued expenses and other liabilities
Variable prepaid forward contracts	1,185	1,332	Accrued expenses and other liabilities
Variable prepaid forward contracts	2,541	2,587	Other non-current liabilities

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

WBA Q1 2025 Form 10-Q	11

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

In fiscal 2024 and 2023, Company entered into VPF derivative contracts with third-party financial institutions and received upfront prepayments related to the forward sale of shares of Cencora common stock. The upfront prepayments are recorded within Accrued expenses and other liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets as derivatives. The Company has pledged shares of Cencora common stock as collateral upon entering into the VPF derivative contracts. The VPF derivative contracts provide the Company with current liquidity while allowing it to maintain voting and dividend rights in the Cencora common stock, as well as the ability to participate in future stock price appreciation during the term of the contracts up to a cap price specified in the contracts. The VPF derivative contracts are expected to settle per their respective forward settlement dates, at which time the Company will be obligated, unless it elects to settle otherwise as described below, to deliver the full number of shares of Cencora common stock specified in the contracts to settle the agreements. The Company may receive additional cash payments to be determined based on the price of the Cencora common stock at the forward settlement dates relative to the forward floor and cap price specified in the contracts. Subject to certain conditions, the Company may elect to net settle the contract by delivery of shares (or payment of the cash value thereof) in lieu of receiving any additional cash. The aggregate number of Cencora shares to be delivered in connection with the VPF derivative contracts will not exceed the shares subject to forward sale.

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

The income (expense) due to changes in fair value of derivative instruments were recognized in the Consolidated Condensed Statements of Earnings as follows (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings [1]	2024	2023
Total return swap	Selling, general and administrative expenses	$11	$(1)
Foreign currency forwards	Other expense, net	91	59
Variable prepaid forward	Other expense, net	(200)	(366)

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

WBA Q1 2025 Form 10-Q	12

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	November 30, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$332	$332	$—	$—
Cross currency interest rate swaps [2]	13	—	13	—
Foreign currency forwards [3]	19	—	19	—
Investments in equity securities [4]	5	5	—	—
Investments in debt securities [5]	83	—	83	—
Total return swaps	3	—	3	—
Liabilities:
Variable prepaid forward [6]	$4,119	$—	$—	$4,119
Foreign currency forwards [3]	3	—	3	—

	August 31, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$1,790	$1,790	$—	$—
Cross currency interest rate swaps [2]	6	—	6	—
Foreign currency forwards [3]	3	—	3	—
Investments in equity securities [4]	19	19	—	—
Investments in debt securities [5]	98	—	98	—
Total return swaps	11	—	11	—
Liabilities:
Variable prepaid forward [6]	$3,919	$—	$—	$3,919
Foreign currency forwards [3]	67	—	67	—
Cross currency interest rate swaps [2]	5	—	5	—

1Money market funds are valued at the closing price reported by the fund sponsor and classified as Marketable securities within the Consolidated Condensed Balance Sheets.
2The fair value of cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 6. Financial instruments, for additional information.
3The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 6. Financial instruments, for additional information.
4Fair values of quoted investments are based on current bid prices as of November 30, 2024 and August 31, 2024.
5Includes investments in Treasury debt securities.

WBA Q1 2025 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
6The fair value of the derivative was derived from a Black-Scholes valuation. The inputs used in valuing the derivative included observable inputs such as the floor and cap prices of the VPF, dividend yield of Cencora shares, risk free interest rate, and contractual term of the instrument, as well as unobservable inputs such as implied volatility of Cencora shares. The implied volatility ranged from between 29.3% and 44.4% for the lower strike and between 22.0% and 25.9% for the upper strike as of November 30, 2024, and between 24.5% and 34.5% for the lower strike and between 19.6% and 22.7% for the upper strike as of August 31, 2024.

There were no transfers between levels for the three months ended November 30, 2024 and 2023, respectively.

The roll forward of the fair value of the VPF derivatives associated with the forward sale of shares of Cencora common stock, classified as Level 3, is as follows (in millions):

	Three months ended November 30,
	2024	2023
Opening balance	$(3,919)	$(2,548)
VPF derivative additions	—	(424)
Unrealized losses recorded in Other expense, net	(200)	(366)
Ending balance	$(4,119)	$(3,338)

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of November 30, 2024, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $6.0 billion and $5.2 billion, respectively. As of August 31, 2024, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $7.2 billion and $6.4 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the November 30, 2024 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of November 30, 2024. The carrying value of the Company’s credit facilities, accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

Note 8. Commitments and contingencies

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

The Company has been involved or is currently involved in numerous legal proceedings, including litigation, arbitration, government investigations, audits, reviews and claims. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services (“CMS”), state insurance and health and welfare departments, the U.S. Department of Justice (the “DOJ”), state Attorneys General, the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”) and other governmental authorities.

WBA Q1 2025 Form 10-Q	14

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

Securities Claims Relating to Rite-Aid Merger
On December 11, 2017, purported Rite-Aid shareholders filed an amended complaint in a putative class action lawsuit in the U.S. District Court for the Middle District of Pennsylvania (the “M.D. Pa. class action”) arising out of transactions contemplated by the merger agreement between the Company and Rite-Aid. The amended complaint alleged that the Company and certain of its officers made false or misleading statements regarding the transactions. This lawsuit was settled, fully paid and dismissed with prejudice.

In October and December 2020, two separate purported Rite-Aid shareholders filed actions in the same court opting out of the class in the M.D. Pa. class action and making nearly identical allegations and demands for relief as those in the M.D. Pa. class action. On March 5, 2024 the parties reached an agreement to resolve this litigation and the court has prohibited further opt-out litigation with respect to the M.D. Pa. class action. These lawsuits were settled, fully paid and dismissed with prejudice.

On March 19, 2021, a putative shareholder filed a derivative suit in the District Court of Delaware (Clem v. Skinner, et al., 21-CV-406 Del Dist. Ct.) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty and seeking contribution under Section 21D of the Exchange Act of 1934, as amended, in connection with the M.D. Pa. class action. The plaintiff’s allegations in this derivative suit concern the same public statements at issue in the M.D. Pa. class action. The parties reached an agreement to resolve this matter, and on November 25, 2024, the court entered an order preliminarily approving the settlement.

WBA Q1 2025 Form 10-Q	15

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

In the first quarter of fiscal 2023, the Company recorded a $6.5 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements which was reflected in the Consolidated Condensed Statements of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment. As of November 30, 2024, the Company has accrued a total of $6.6 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements, including $629 million and $6.0 billion of the estimated settlement liability in Accrued expenses and other liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheets.

The Company remains a defendant in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated many of these cases in a consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-MD-2804), which is pending in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”). The Company is a defendant in the following multidistrict litigation bellwether cases:

•Two consolidated cases in N.D. Ohio (Cnty. of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; Cnty. of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079). In November 2021, the jury returned a verdict in favor of the plaintiffs as to liability, and a second trial regarding remedies took place in May 2022. In August 2022, the court entered orders providing for injunctive relief and requiring the defendants to pay $651 million over a 15-year period to fund abatement programs. The court found that the damages are subject to joint and several liability and as such made no determination as to apportionment. These decisions were appealed to the United States District Court for the Sixth Circuit (the “Sixth Circuit”) on multiple grounds. Following the Sixth Circuit’s certification of an underlying state law issue to the Ohio Supreme Court, the Ohio Supreme Court ruled that plaintiffs’ public nuisance claims were rescinded by an Ohio statute.
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

WBA Q1 2025 Form 10-Q	16

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

Usual and Customary Pricing Litigation
The Company is defending a number of claims, lawsuits, and investigations alleging that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. The Company has accrued a total liability of $234 million for all usual and customary pricing litigation in Accrued expenses and other liabilities within the Consolidated Condensed Balance Sheets.

On March 23, 2017, a putative class of employee and union benefit funds and individual insureds filed suit in the United States District Court for the Northern District of Illinois (Russo et al. v. Walgreen Co. et al., Case No. 1:17-cv-02246) making similar allegations and seeking monetary damages. The plaintiffs’ motion for class certification is fully briefed but was stayed pending the outcome of settlement discussions. The parties reached an agreement to settle this matter, subject to court approvals. The court granted preliminary approval of the settlement agreement on November 19, 2024. Additionally, a group of Blue Cross Blue Shield-affiliated plans filed suit in federal and state courts in Illinois making similar allegations and seeking similar damages (BCBSM, Inc. et al v. Walgreen Co. et al., Case 1:20-cv-01853; Healthcare Service Corp. v. Walgreen Co., et al., Case No. 2021 L 000621).

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

On March 19, 2024, the arbitrator issued a Final Award in the amount of $988 million including interest. The Company disputes the alleged claims and the Final Award in part because it believes it is in contravention of a contractual cap on damages, which limits damages to $79 million. The Company has petitioned a federal court in Delaware to vacate the final award, but there can be no assurance as to the ultimate outcome. The Company has accrued $79 million for this matter in Accrued expenses and other liabilities within the Consolidated Condensed Balance Sheets.

Securities Claims Relating to Decrease in Share Price
On July 12, 2024, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois (Bhaila v. Walgreens Boots Alliance, Inc., 24-cv-05907) against the Company and certain of its executives (together, for the purposes hereof, “Defendants”) alleging that Defendants violated securities laws by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the Company’s pharmacy division. In addition, on September 17, 2024, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois (Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Walgreens Boots Alliance, Inc., 24-cv-08559) alleging that the Company and certain current and former executives violated securities laws by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s U.S. Healthcare segment. The complaints seek monetary damages for alleged losses caused by decreases in the Company’s share price following disclosure of the Company’s performance and business outlook. The two cases have been consolidated. Defendants intend to vigorously defend against the lawsuits.

WBA Q1 2025 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Shareholder Derivative Action Relating to Decrease in Share Price
Three purported shareholders have filed derivative suits in the United States District Court for the Northern District of Illinois (Tobias v. Wentworth et al., 24-cv-07755 (Aug. 27, 2024); Hollin v. Wentworth et al., 24-cv-08244 (Sept. 10, 2024); Lovoi v. Wentworth et al., 24-cv-09110 (Sept. 27, 2024)) against the Company’s directors and certain of the Company’s officers, and against the Company as a nominal defendant (together, for purposes hereof, “Defendants”), alleging that the individual Defendants breached their fiduciary duties to the Company by willfully or recklessly making and/or causing the Company to make false and misleading statements related to the Company’s internal controls and overall expected performance, thereby artificially inflating the Company’s stock price. The complaints seek damages based on alleged overstatements of the Company’s expected revenue for fiscal 2024, as well as equitable relief including the institution of certain corporate governance measures. The plaintiffs’ allegations in these derivative suits generally concern the same issues and time period (October 12, 2023 to June 26, 2024) as alleged in the Bhaila putative class action. The three derivative suits have been consolidated into a single action.

Shareholder Derivative Action Relating to Share Price and Share Repurchases
On December 4, 2024, two purported shareholders filed a derivative suit in the United States District Court for the District of Delaware (Switter v. Wentworth, et al., 24-cv-01314 (Dec. 4, 2024)) against certain of the Company's current and former directors and officers, and against the Company as a nominal defendant (together, for purposes hereof, the “Defendants”). The plaintiffs allege, among other things, that the individual Defendants violated securities laws, breached their fiduciary duties to the Company and were unjustly enriched as a result of alleged misleading statements about the Company’s expected financial performance and business outlook, particularly with respect to the Company’s U.S. Healthcare segment. Plaintiffs also allege that the Company overpaid as a result of repurchasing shares of its common stock at artificially inflated prices. The complaint seeks, on behalf of the Company, damages sustained by the Company as a result of the allegations, certain changes to the Company's governance policies, equitable and/or injunctive relief and restitution and disgorgement of profits obtained by the Defendants.

Note 9. Income taxes

The effective tax rate for the three months ended November 30, 2024 was an expense of 12.2%, primarily due to valuation allowance recorded against U.S. federal and state deferred tax assets generated in the current year, tax on non-U.S. earnings and VillageMD earnings not taxable to the Company. The effective tax rate for the three months ended November 30, 2023 was a benefit of 20.7%, primarily due to tax benefits related to the forward sale of shares of Cencora common stock. See Note 6. Financial instruments for further information.

Income taxes received, net of cash taxes paid, for the three months ended November 30, 2024, was $4 million. Income taxes paid for the three months ended November 30, 2023 were $25 million.

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
Under the BPA, the Trustee acquired a bulk annuity policy (the “Buy-In”) from Legal & General which will fund ongoing and future pension benefit payments to the Boots Plan members. The BPA is being funded through the existing Boots Plan assets, as well as accelerated and incremental pre-tax contributions by the Company to the Boots Plan. As of November 30, 2024, the Company has made approximately $435 million of contributions related to the Buy-In. The Company estimates it will make remaining contributions of approximately $410 million to $480 million by the end of fiscal 2026.

WBA Q1 2025 Form 10-Q	18

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Components of net periodic pension cost (income) for the defined benefit pension plans (in millions):

		Three months ended November 30,
	Location in Consolidated Condensed Statements of Earnings	2024	2023
Service costs	Selling, general and administrative expenses	$2	$1
Interest costs	Other expense, net	63	70
Expected returns on plan assets/other	Other expense, net	(63)	(73)
Total net periodic pension cost (income)		$3	$(3)

Note 11. Accumulated other comprehensive loss

The following is a summary of net changes in accumulated other comprehensive loss (“AOCI”) by component and net of tax for the three months ended November 30, 2024 and 2023 (in millions):

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges and other	Net investment hedges gain	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2024	$(706)	$(1)	$15	$(88)	$(2,118)	$(2,897)
Other comprehensive income (loss) before reclassification adjustments	—	1	92	30	(200)	(77)
Amounts reclassified from AOCI	5	—	—	—	—	5
Tax provision	(1)	—	—	—	—	(1)
Net change in other comprehensive income (loss)	4	—	92	30	(200)	(74)
Balance at November 30, 2024	$(702)	$—	$107	$(58)	$(2,318)	$(2,971)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges and other	Net investment hedges gain (loss)	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2023	$(698)	$(6)	$83	$(132)	$(2,240)	$(2,993)
Other comprehensive income (loss) before reclassification adjustments	77	1	8	(28)	(49)	9
Amounts reclassified from AOCI	(2)	4	(4)	8	(2)	3
Tax (provision) benefit	(19)	—	(1)	5	—	(14)
Net change in other comprehensive (loss) income	56	5	3	(15)	(51)	(2)
Balance at November 30, 2023	$(642)	$(1)	$86	$(147)	$(2,291)	$(2,995)

WBA Q1 2025 Form 10-Q	19

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

The U.S. Healthcare segment currently consists of a majority position in VillageMD, a national provider of value-based care with primary, multi-specialty, and urgent care providers serving patients in traditional clinic settings, in patients’ homes and online appointments; as well as Shields Health Solutions Parent, LLC (“Shields”), a specialty pharmacy integrator and accelerator for hospitals; and CCX Next, LLC (“CareCentrix”), a participant in the post-acute and home care management sectors, and the Walgreens Health organic business that contracts with different participants in the healthcare ecosystem to provide commercial and clinical healthcare services.

The results of operations for reportable segments include procurement benefits. Corporate-related overhead costs are not allocated to reportable segments and are reported in “Corporate and Other”.

WBA Q1 2025 Form 10-Q	20

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended November 30,
	2024	2023
Sales:
U.S. Retail Pharmacy
Pharmacy	$24,711	$22,384
Retail	6,155	6,560
Total	$30,866	$28,944

International
Pharmacy	$912	$926
Retail	2,117	1,932
Wholesale	3,397	2,974
Total	$6,425	$5,832

U.S. Healthcare	$2,172	$1,931

Corporate and Other [1]	$(4)	$—

Walgreens Boots Alliance, Inc.	$39,459	$36,707

Adjusted operating income:
U.S. Retail Pharmacy	$441	$694
International	168	142
U.S. Healthcare	25	(96)
Corporate and Other	(41)	(53)
Walgreens Boots Alliance, Inc.	$593	$687

1.Includes certain eliminations.

The following table reconciles adjusted operating income to operating loss (in millions):

	Three months ended November 30,
	2024	2023
Adjusted operating income (Non-GAAP measure)	$593	$687
Footprint optimization	(333)	—
Acquisition-related amortization	(269)	(275)
Acquisition and disposition-related costs	(104)	(163)
Adjustments to equity earnings in Cencora	(76)	(50)
Certain legal and regulatory accruals and settlements	(59)	(82)
LIFO provision	(12)	(48)
Transformational cost management	15	(109)
Operating loss (GAAP measure)	$(245)	$(39)

WBA Q1 2025 Form 10-Q	21

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

Related party transactions with Cencora (in millions):

	Three months ended November 30,
	2024	2023
Purchases, net	$20,039	$18,311

	November 30, 2024	August 31, 2024
Trade accounts payable, net of receivables	$8,928	$9,259

Note 14. Supplemental information

Cash, cash equivalents and restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. The following represents a reconciliation of cash, cash equivalents, and restricted cash in the Consolidated Condensed Balance Sheets to total Cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of November 30, 2024 and August 31, 2024, respectively (in millions):

	November 30, 2024	August 31, 2024
Cash and cash equivalents	$859	$1,319
Marketable securities	332	1,790
Restricted cash (included in other current and non-current assets)	117	110
Cash, cash equivalents and restricted cash	$1,309	$3,218

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $5.0 billion and $4.8 billion at November 30, 2024 and August 31, 2024, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from Cencora, were $1.2 billion and $1.0 billion at November 30, 2024 and August 31, 2024, respectively. See Note 13. Related parties for further information.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended November 30,
	2024	2023
Depreciation expense	$370	$376
Intangible assets amortization	255	240
Total depreciation and amortization expense	$625	$616

Accumulated depreciation and amortization on property, plant and equipment was $13.0 billion and $12.9 billion as at November 30, 2024 and August 31, 2024, respectively.

WBA Q1 2025 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Redeemable non-controlling interest
The following represents a roll forward of the redeemable non-controlling interest in the Consolidated Condensed Balance Sheets (in millions):

	Three months ended November 30,
	2024	2023
Opening balance	$174	$167
Acquisition of non-controlling interests	(33)	—
Net loss attributable to redeemable non-controlling interests	(1)	—
Redemption price adjustments and other [1]	(35)	2
Ending balance	$106	$169

1.Remeasurement of non-controlling interests, probable of redemption but not currently redeemable, to their redemption value, is recorded in Paid in capital within the Consolidated Condensed Balance Sheets.

Non-controlling interests
In fiscal 2023, the Company provided VillageMD senior secured credit facilities (the “VillageMD Secured Loan”) in the aggregate amount of $2.25 billion, consisting of (i) a senior secured term loan in an aggregate principal amount of $1.75 billion and (ii) a senior secured credit facility in an aggregate original committed amount of $500 million. In the three months ended November 30, 2024, the Company and VillageMD executed an amendment to the VillageMD Secured Loan that consolidated certain VillageMD obligations to the Company, modified certain interest and fee terms, and provided VillageMD with additional borrowing capacity. These intercompany credit facilities eliminate in consolidation. The Company applies the legal claim approach to the attribution of intercompany transactions to non-controlling interests. The amendment of the VillageMD Secured Loan increased the Company’s claim on VillageMD’s net assets resulting in a pre-tax non-controlling interest benefit of approximately $160 million.

Earnings per share
Earnings per share is computed using the treasury stock method. During the three months ended November 30, 2024 and November 30, 2023, there were 24 million and 20 million stock options and restricted stock units, respectively, that were excluded from the calculation of earnings per share as the effect of including them would be anti-dilutive.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2024	2023
November	$0.2500	$0.4800

WBA Q1 2025 Form 10-Q	23

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Walgreens Boots Alliance, Inc. and its subsidiaries (“Walgreens Boots Alliance”) financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2024 (the “2024 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements that involve risks and uncertainties. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” below and in Item 1A, Risk factors, in our 2024 10-K. References herein to the “Company,” “we,” “us,” or “our” refer to Walgreens Boots Alliance and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

Certain amounts in the management’s discussion and analysis of financial condition and results of operations may not add due to rounding. All percentages have been calculated using unrounded amounts for each of the periods presented.

INTRODUCTION AND SEGMENTS
Walgreens Boots Alliance is an integrated healthcare, pharmacy and retail leader with a 175-year heritage of caring for customers and patients. Its operations are conducted through three reportable segments:
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: the impact of opioid-related claims and litigation settlements; the impact of adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions and pandemics like COVID-19 on our operations and financial results; the financial performance of our equity method investees, including Cencora, Inc. (“Cencora”); the financial performance of our consolidated subsidiaries in the United States (“U.S.”) Healthcare segment; the amount of goodwill impairment charges (which are based in part on estimates of future performance); the influence of certain holidays; seasonality; foreign currency rates; changes in the National Average Drug Acquisition Cost (“NADAC”) benchmark pricing; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; evaluating and completing strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations; monetization efforts with respect to non-strategic assets; changes in laws and regulations, including the tax law changes in the U.S. and the United Kingdom (“UK”); changes in recoverability of deferred tax assets; changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK’s withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the expected execution and effect of our business strategies, including the breadth, timing and impact of the actions related to our strategic review; the timing and magnitude of cost reduction initiatives, including under our Footprint Optimization Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; adjustments to Centers for Medicare and Medicaid Services, Medicare Advantage and Medicare rates; shifts in consumer behavior and buying preferences; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes to management, including turnover of our top executives, and our ability to attract and retain qualified associates in the markets in which the Company operates.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

WBA Q1 2025 Form 10-Q	24

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Strategic Initiatives
In fiscal 2024, the Company initiated a strategic and operational review of its business and strategy. In connection with the strategic review, the Company expects to focus on areas that build its core retail and specialty pharmacy business, leverage its current assets through capital-efficient businesses, and expand its relationships with business partners.

In fiscal 2025, the Company began to take action on its fiscal 2025 opportunities, including:

•Advancing efforts to control costs by closing stores under the Company’s recently approved, multi-year Footprint Optimization Program, expanding centralized service capacity to drive operational benefits across the footprint, using improved labor models, optimizing productivity of micro-fulfillment centers, and reducing capital expenditures in the U.S. Retail Pharmacy and U.S. Healthcare segments. Store closures are expected to progress in the remainder of fiscal 2025.
•Working to stabilize pharmacy margins by contracting with partners that incorporate levers intended to lessen reimbursement risk. The Company remains engaged in procurement contract discussions and is pursuing other discussions with our partners to be compensated for services beyond pharmaceutical dispensing.
•Re-evaluating the U.S Retail Pharmacy sales strategy. The Company has launched initial inventory management efforts, including the addition of new owned brand products, and plans to continue to increase owned brand item penetration, with merchandising planned to ramp up in the second half of the fiscal year. Certain of the Company's other retail initiatives have not generated the expected benefits and require further refinement. Retail sales have declined due to a weaker cough, cold, and flu season, lower sales in discretionary categories, and a challenging consumer spending environment. The Company anticipates the retail environment to remain challenging.
•Continuing to monetize non-core assets and manage liquidity, such as through the sale of the Company's investment in BrightSpring Health Services (“BrightSpring”).

VillageMD
The Company is currently evaluating a variety of options with respect to VillageMD in light of ongoing investments by the Company in VillageMD’s businesses and VillageMD’s substantial ongoing and expected future cash requirements. These options could include a sale of all or part of the VillageMD businesses, possible restructuring options and other strategic opportunities. VillageMD has initiated a sale process for Village Medical, which excludes WP CityMD TopCo (“Summit”), however there can be no assurances that a sale will be completed on terms acceptable to the Company, or at all. The sale process or any of the aforementioned strategic opportunities could result in incremental goodwill or long-lived asset impairment charges.

Additionally, during the three months ended November 30, 2024, the Company amended an intercompany credit facility with VillageMD. See Note 14. Supplemental information to the Consolidated Condensed Financial Statements for further information.

See the information contained in Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” of the 2024 Form 10-K for further discussion of the Company’s strategic and operational review of its business and strategy.

RECENT DEVELOPMENTS

Footprint Optimization Program
On October 14, 2024, the Company’s Board of Directors approved a plan to optimize its footprint and close underperforming stores, primarily within the Company’s U.S. Retail Pharmacy segment (the “Footprint Optimization Program”). The Footprint Optimization Program includes plans to close approximately 900 to 1,000 stores primarily across the U.S. The Company believes it is on track to deliver benefits to cash flow from the Footprint Optimization Program that will exceed cash closure costs.

See Note 2. Exit and disposal activities to the Consolidated Condensed Financial Statements for further information.

WBA Q1 2025 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Repayment of debt
During the three months ended November 30, 2024, the Company repaid in full the $1.2 billion of principal and interest on the 3.800% unsecured notes due 2024 which matured on November 18, 2024. During the same period, the Company also repaid $290 million of principal and interest on the final tranche of a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility that matured on November 24, 2024.

See Note 5. Debt to the Consolidated Condensed Financial Statements for further information.

BrightSpring sale
During the three months ended November 30, 2024, the Company sold shares of BrightSpring common stock for total consideration of approximately $129 million.

See Note 4. Equity method investments to the Consolidated Condensed Financial Statements for further information.

WBA Q1 2025 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended November 30,
	2024	2023
Sales	$39,459	$36,707
Gross profit	6,779	6,771
Selling, general and administrative expenses	7,015	6,851
Equity earnings (loss) in Cencora	(9)	42
Operating loss (GAAP)	(245)	(39)
Adjusted operating income (Non-GAAP measure) [1]	593	687
Loss before interest and income tax provision (benefit)	(415)	(259)
Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP)	(265)	(67)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	440	571
Diluted net loss per common share (GAAP)	(0.31)	(0.08)
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	0.51	0.66

	Percentage increases (decreases)
	Three months ended November 30,
	2024	2023
Sales	7.5	10.0
Gross profit	0.1	(2.6)
Selling, general and administrative expenses	2.4	(47.9)
Operating loss (GAAP)	NM	(99.4)
Adjusted operating income (Non-GAAP measure) [1]	(13.7)	(32.2)
Loss before interest and income tax provision (benefit)	60.4	(95.0)
Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP)	NM	(98.2)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	(23.0)	(43.1)
Diluted net loss per common share (GAAP)	NM	(98.2)
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	(23.1)	(43.1)

	Percent to sales
	Three months ended November 30,
	2024	2023
Gross margin	17.2	18.4
Selling, general and administrative expenses	17.8	18.7

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WBA Q1 2025 Form 10-Q	27

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP) for the three months ended November 30, 2024 compared to three months ended November 30, 2023
Net loss attributable to the Company for the three months ended November 30, 2024 was $265 million, an increase of $197 million compared to the year-ago quarter. Net loss per share was $0.31, an increase of $0.23 compared to the year-ago quarter. Net loss and net loss per share in the current quarter primarily reflects a higher operating loss, including $252 million after-tax costs related to the Footprint Optimization Program, and a $152 million after-tax non-cash charge related to fair value adjustments on variable prepaid forward (“VPF”) derivatives related to the monetization of Cencora shares.

Operating loss was $245 million for the three months ended November 30, 2024 compared to operating loss of $39 million for the year-ago quarter, an increase of $206 million. Operating loss in the current quarter reflects higher non-cash costs related to the Footprint Optimization Program in the U.S. Retail Pharmacy segment, lower U.S. retail sales, and sale-leaseback gains in the year-ago quarter, partially offset by continued cost discipline within U.S. Retail Pharmacy and growth in the U.S. Healthcare and International segments.

Other expense, net for the three months ended November 30, 2024 was $171 million compared to $220 million for the year-ago quarter, a decrease of $49 million. The decrease in Other expense, net is mainly due to a lower pre-tax charge for fair value adjustments on VPF derivatives related to the monetization of Cencora shares in the current quarter, partly offset by a $139 million pre-tax gain from the partial sale of the Company’s equity method investment in Cencora in the year-ago quarter.

Interest expense, net was $122 million and $99 million for the three months ended November 30, 2024 and 2023, respectively. The increase in interest expense was primarily the result of a gain on early extinguishment of debt in the year-ago quarter.

The effective tax rate for the three months ended November 30, 2024 was an expense of 12.2%, primarily due to valuation allowance recorded against U.S. federal and state deferred tax assets generated in the current year, tax on non-U.S. earnings and VillageMD earnings not taxable to the Company. The effective tax rate for the three months ended November 30, 2023 was a benefit of 20.7%, primarily due to tax benefits related to the forward sale of shares of Cencora common stock.

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) for the three months ended November 30, 2024 compared to three months ended November 30, 2023
Adjusted net earnings attributable to the Company for the three months ended November 30, 2024 was $440 million, a decrease of $131 million compared to the year-ago quarter, reflecting lower adjusted operating income. Adjusted diluted net earnings per share for the three months ended November 30, 2024 was $0.51, a decrease of $0.15 compared to the year-ago quarter.

The decrease in adjusted net earnings for the three months ended November 30, 2024 primarily reflects lower U.S. retail sales in the current quarter and sale-leaseback gains in the year-ago quarter, partly offset by continued cost discipline within U.S. Retail Pharmacy and growth in the U.S. Healthcare and International segments.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q1 2025 Form 10-Q	28

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

FINANCIAL PERFORMANCE	(in millions, except locations)
	Three months ended November 30,
	2024	2023
Sales	$30,866	$28,944
Gross profit	5,232	5,434
Selling, general and administrative expenses	5,207	5,179
Equity earnings (loss) in Cencora	(9)	42
Operating income	17	297
Adjusted operating income [1]	441	694

Number of prescriptions [2]	207.3	207.2
30-day equivalent prescriptions [2,3]	316.3	311.6
Number of locations at period end [4]	8,506	8,631

	Percentage increases (decreases)
	Three months ended November 30,
	2024	2023
Sales	6.6	6.4
Gross profit	(3.7)	(7.7)
Selling, general and administrative expenses	0.5	(55.7)
Operating income	(94.2)	105.2
Adjusted operating income [1]	(36.4)	(37.2)

Comparable sales [5]	8.5	8.1
Pharmacy sales	10.4	10.7
Comparable pharmacy sales [5]	12.7	13.1
Retail sales	(6.2)	(6.1)
Comparable retail sales [5]	(4.6)	(5.0)
Comparable number of prescription [2,5]	0.8	(0.6)
Comparable 30-day equivalent prescriptions [2,3,5]	2.3	1.3

	Percent to sales
	Three months ended November 30,
	2024	2023
Gross margin	17.0	18.8
Selling, general and administrative expenses	16.9	17.9

WBA Q1 2025 Form 10-Q	29

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
4Locations include operating retail stores, specialty pharmacy facilities, prescription mailing facilities, and prescription micro-fulfillment centers.
5Comparable sales are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions and comparable number of 30-day equivalent prescriptions refer to total sales, pharmacy sales, retail sales, number of prescriptions and number of 30-day equivalent prescriptions, respectively. The method of calculating comparable sales varies across the retail industry and our method of calculating comparable sales may not be the same as other retailers’ methods.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

Sales for the three months ended November 30, 2024 compared to three months ended November 30, 2023
Sales for the three months ended November 30, 2024 increased by 6.6 percent to $30.9 billion, driven by pharmacy sales growth and partly offset by lower retail sales. The Footprint Optimization Program negatively impacted total sales during the quarter. Comparable sales increased by 8.5 percent for the three months ended November 30, 2024.

Pharmacy sales increased by 10.4 percent for the three months ended November 30, 2024 and represented 80.1 percent of the segment’s sales, compared to 77.3 percent of the segment’s sales in the year-ago quarter. Pharmacy sales benefited from brand inflation and prescription volume. Comparable pharmacy sales increased 12.7 percent for the three months ended November 30, 2024, driven by higher branded drug inflation and prescription volume partly offset by lower vaccine volume. Comparable 30-day equivalent prescriptions for the three months ended November 30, 2024, increased 2.3 percent from the year-ago quarter while comparable prescriptions excluding immunizations, increased 3.5 percent, from the year-ago quarter. The Company held script market share from the year-ago quarter. Total 30-day equivalent prescriptions filled in the quarter, including immunizations, were 316.3 million, an increase of 1.5 percent versus the year-ago quarter.

Retail sales, including the impact of store closures, decreased by 6.2 percent for the three months ended November 30, 2024 and were 19.9 percent of the segment’s sales compared to 22.7 percent of the segment’s sales in the year-ago quarter. Retail sales reflected challenging macroeconomic-driven consumer trends and continued channel shift, including an approximate 2.9 percentage point impact from a weaker cough, cold and flu and respiratory season, and an approximate 2.1 percentage point impact from discretionary categories including beauty, seasonal and general merchandise. Comparable retail sales decreased 4.6 percent in the three months ended November 30, 2024, reflecting an approximate 2.7 percentage point impact from a weaker cough, cold, and flu season and an approximate 1.3 percentage point impact from discretionary categories, including beauty, seasonal and general merchandise.

Operating income for the three months ended November 30, 2024 compared to operating income for the three months ended November 30, 2023
Gross profit was $5.2 billion for the three months ended November 30, 2024 compared to $5.4 billion in the year-ago quarter. Gross profit decreased 3.7 percent, primarily driven by lower retail sales, pricing and promotions, and lower immunization volume largely offset by favorable vaccine margins.

Selling, general and administrative expenses as a percentage of sales were 16.9 percent for the three months ended November 30, 2024 and 17.9 percent for the three months ended November 30, 2023. The decrease was primarily driven by cost savings, partially offset by sale-leaseback gains in the year-ago period. This cost improvement was largely driven by initiatives to modernize demand forecasting and labor deployment tools.

WBA Q1 2025 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating income for the three months ended November 30, 2024 was $17 million, compared to $297 million of operating income in the year-ago quarter. The decrease was primarily driven by lower retail sales, higher non-cash costs related to the Footprint Optimization Program, sale-leaseback gains in the year-ago period, and lower Cencora equity income, partially offset by cost savings in the segment.

Adjusted operating income for the three months ended November 30, 2024 compared to the three months ended 2023
Adjusted operating income for the three months ended November 30, 2024 decreased to $441 million. The decrease reflects lower retail sales, $184 million sale-leaseback gains in the year-ago period and lower Cencora equity income, partially offset by cost savings.

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

WBA Q1 2025 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE	(in millions, except locations)
	Three months ended November 30,
	2024	2023
Sales	$6,425	$5,832
Gross profit	1,303	1,211
Selling, general and administrative expenses	1,162	1,095
Operating income	141	116
Adjusted operating income [1]	168	142

Number of locations at period end [2]	3,324	3,610

	Percentage increases (decreases)
	Three months ended November 30,
	2024	2023
Sales	10.2	12.4
Gross profit	7.6	15.4
Selling, general and administrative expenses	6.1	16.0
Operating income	21.4	9.6
Adjusted operating income [1]	17.9	22.3

Comparable sales in constant currency [3]	7.6	6.6
Pharmacy sales	(1.5)	6.8
Comparable pharmacy sales in constant currency [3]	8.3	1.7
Retail sales	9.6	17.1
Comparable retail sales in constant currency [3]	7.3	9.2

	Percent to sales
	Three months ended November 30,
	2024	2023
Gross margin	20.3	20.8
Selling, general and administrative expenses	18.1	18.8

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Includes only operating retail stores.
3Comparable sales in constant currency are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. Comparable sales in constant currency exclude wholesale sales in Germany and sales from dispositions. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency refer to total sales, pharmacy sales and retail sales, respectively. The method of calculating comparable sales in constant currency varies across the retail industry and our method of calculating comparable sales in constant currency may not be the same as other retailers’ methods.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WBA Q1 2025 Form 10-Q	32

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Sales for the three months ended November 30, 2024 compared to three months ended November 30, 2023
Sales for the three months ended November 30, 2024 increased 10.2 percent to $6.4 billion. The favorable impact of currency translation on sales was 3.6 percentage points. Sales increased 6.5 percent on a constant currency basis, with the Germany wholesale business growing 11.3 percent and Boots UK sales growing 4.5 percent.

Pharmacy sales decreased 1.5 percent in the three months ended November 30, 2024 reflecting the disposition of the Chile business in the year-ago quarter. The favorable impact of currency translation on pharmacy sales was 3.0 percentage points. Comparable pharmacy sales in constant currency increased 8.3 percent compared to the year-ago quarter led by Boots UK comparable pharmacy sales increasing 10.9 percent driven by increased demand for pharmacy services and stronger pharmacy volumes. Pharmacy sales represented 14.2 percent of the segment’s sales compared to 15.9 percent in the year-ago quarter.

Retail sales increased 9.6 percent for the three months ended November 30, 2024, reflecting growth across all categories and strong retail performance in Boots UK. The favorable impact of currency translation on retail sales was 5.1 percentage points. Comparable retail sales in constant currency increased 7.3 percent, driven by Boots UK comparable retail sales in constant currency increasing 8.1 percent compared to the year-ago quarter with growth across all categories. Boots.com sales grew 30.2 percent, 23.2 percent on a constant currency basis, aided by strong Black Friday performance, representing 22.0 percent of Boots total retail sales. Retail sales represented 32.9 percent of the segment’s sales, compared to 33.1 percent in the year-ago quarter.

Pharmaceutical wholesale sales increased 14.2 percent for the three months ended November 30, 2024. The favorable impact of currency translation on pharmaceutical wholesale sales was 2.9 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales represents market growth and increased market share in Germany. Pharmaceutical wholesales sales represented 52.9 percent of the segment’s sales compared to 51.0 percent in the year-ago quarter.

Operating income for the three months ended November 30, 2024 compared to three months ended November 30, 2023
Gross profit increased 7.6 percent for the three months ended November 30, 2024. Gross profit was favorably impacted by 4.3 percentage points, or $52 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to strong retail performance in Boots UK and growth in Germany.

Selling, general and administrative expenses in the quarter increased 6.1 percent from the year-ago quarter to $1.2 billion, reflecting an adverse currency impact of 4.6 percent as a result of currency translation. Excluding the impact of currency translation, the increase primarily reflects cost inflation.

Operating income for the three months ended November 30, 2024 increased 21.4 percent to $141 million. Operating income was favorably impacted by 1.5 percentage points as a result of currency translation. Excluding the impact of currency translation, the increase in operating income reflects strong retail performance in Boots UK and growth in Germany, partially offset by cost inflation.

Adjusted operating income for the three months ended November 30, 2024 compared to three months ended November 30, 2023
Adjusted operating income for the three months ended November 30, 2024 increased 17.9 percent to $168 million. Adjusted operating income in the quarter was favorably impacted by 1.8 percentage points as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income was led by strong retail performance in Boots UK and growth in Germany, partially offset by cost inflation and technology investments.

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

WBA Q1 2025 Form 10-Q	33

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

FINANCIAL PERFORMANCE	(in millions)
	Three months ended November 30,
	2024	2023
Sales	$2,172	$1,931
Gross profit	240	126
Selling, general and administrative expenses	565	561
Operating loss (GAAP)	(325)	(436)
Adjusted operating income (loss) [1]	25	(96)
Adjusted EBITDA (Non-GAAP measure) [1]	70	(39)

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the three months ended November 30, 2024 compared to three months ended November 30, 2023
Sales for the three months ended November 30, 2024 increased by $241 million to $2.2 billion, reflecting growth in all businesses compared to the year-ago quarter. VillageMD sales, inclusive of Summit, increased $126 million to $1.6 billion, despite the impact of clinic closures. The increase was driven by growth in full risk lives and fee-for-service revenue. CareCentrix sales increased 16.2 percent to $395 million, driven by higher fee-for-service volume. Shields sales increased 30.0 percent to $172 million, driven by further expansion of existing partnerships.

Operating loss for the three months ended November 30, 2024 compared to three months ended November 30, 2023
Gross profit for the three months ended November 30, 2024 was $240 million, an increase of $114 million compared to the year-ago quarter reflecting higher contribution from VillageMD risk-based and fee-for-service business and growth at Shields.

Selling, general and administrative expenses increased $4 million from the year-ago quarter to $565 million. The increase compared to the year-ago quarter was driven by certain legal and regulatory accruals partially offset by continued cost savings.

Operating loss for the three months ended November 30, 2024 was $325 million, a decrease of $110 million versus the year-ago quarter. The decrease in operating loss reflects higher contribution from VillageMD risk-based and fee-for-service business, growth at Shields, and continued cost savings partially offset by certain legal and regulatory accruals.

Adjusted operating income for the three months ended November 30, 2024 compared to three months ended November 30, 2023
Adjusted operating income for the three months ended November 30, 2024 improved by $121 million from the year-ago quarter to $25 million. The improvement compared to the year-ago quarter was driven by higher contribution from VillageMD risk-based and fee-for-service business, growth at Shields, and continued cost savings.

Adjusted EBITDA (Non-GAAP measure) for the three months ended November 30, 2024 compared to three months ended November 30, 2023
Adjusted EBITDA of $70 million improved by $109 million compared to the year-ago quarter reflecting higher contribution from VillageMD risk-based and fee-for-service business and growth at Shields.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q1 2025 Form 10-Q	34

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

WBA Q1 2025 Form 10-Q	35

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

The following are reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss), as well as reconciliations of consolidated operating loss (GAAP measure) to consolidated adjusted operating income (Non-GAAP measure):

	Three months ended November 30, 2024
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss)	$17	$141	$(325)	$(78)	$(245)
Footprint optimization	323	3	4	3	333
Acquisition-related amortization	114	16	140	—	269
Acquisition and disposition-related costs	(96)	4	163	33	104
Adjustments to equity earnings (loss) in Cencora	76	—	—	—	76
Certain legal and regulatory accruals and settlements	14	—	45	—	59
LIFO provision	12	—	—	—	12
Transformational cost management	(18)	3	(1)	1	(15)
Adjusted operating income (loss) (Non-GAAP measure)	$441	$168	$25	$(41)	$593

	Three months ended November 30, 2023
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$297	$116	$(436)	$(17)	$(39)
Acquisition-related amortization	94	15	165	—	275
Acquisition-related costs	26	4	173	(41)	163
Transformational cost management	97	6	2	4	109
Certain legal and regulatory accruals and settlements	82	—	—	—	82
Adjustments to equity earnings in Cencora	50	—	—	—	50
LIFO provision	48	—	—	—	48
Adjusted operating income (loss) (Non-GAAP measure)	$694	$142	$(96)	$(53)	$687

WBA Q1 2025 Form 10-Q	36

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net loss to Adjusted net earnings & Diluted net loss per share to Adjusted diluted net earnings per share (in millions, except per share amounts):

	Three months ended November 30,
	2024	2023
Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP)	$(265)	$(67)

Adjustments to operating loss
Footprint optimization [1]	333	—
Acquisition-related amortization [2]	269	275
Acquisition and disposition-related costs [3]	104	163
Adjustments to equity earnings (loss) in Cencora [4]	76	50
Certain legal and regulatory accruals and settlements [5]	59	82
LIFO provision [6]	12	48
Transformational cost management [7]	(15)	109
Total adjustments to operating loss [8]	838	726

Adjustments to other expense, net:
Gain on sale of equity method investment [9]	(32)	(139)
Loss on disposal of business [10]	—	4
Loss on certain non-hedging derivatives [11]	200	366
Total adjustments to other expense, net	168	230

Adjustments to interest expense, net
Interest expense on debt [12]	9	—
Total adjustments to interest expense, net	9	—

Adjustments to income tax provision (benefit):
Discrete tax items and tax impact of adjustments [13]	(45)	(203)
Equity method non-cash tax [13]	(5)	4
Total adjustments to income tax provision (benefit)	(49)	(199)

Adjustments to post-tax earnings (loss) from other equity method investments:
Adjustments to earnings (loss) in other equity method investments [14]	7	9
Total adjustments to post-tax earnings (loss) from other equity method investments	7	9

Adjustments to net loss attributable to non-controlling interests:
Impact of VillageMD debt amendment [15]	(137)	—
Acquisition and disposition-related costs [3]	(65)	(70)
Acquisition-related amortization [2]	(46)	(58)
Certain legal and regulatory accruals and settlements [5]	(19)	—
Total adjustments to net loss attributable to non-controlling interests	(268)	(128)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$440	$571

Diluted net loss per common share (GAAP) [16]	$(0.31)	$(0.08)
Adjustments to operating loss	0.97	0.84
Adjustments to other expense, net	0.19	0.27
Adjustments to interest expense, net	0.01	—

WBA Q1 2025 Form 10-Q	37

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjustments to income tax provision (benefit)	(0.06)	(0.23)
Adjustments to post-tax earnings (loss) from other equity method investments	0.01	0.01
Adjustments to net loss attributable to non-controlling interests	(0.31)	(0.15)
Adjusted diluted net earnings per common share (Non-GAAP measure) [17]	$0.51	$0.66

Weighted average common shares outstanding, diluted (in millions) [17]	865.6	864.0

Operating loss to Adjusted EBITDA for U.S. Healthcare segment (in millions):

	Three months ended November 30,
	2024	2023
Operating loss (GAAP) [18]	$(325)	$(436)
Acquisition and disposition-related costs [3]	163	173
Acquisition-related amortization [2]	140	165
Certain legal and regulatory accruals and settlements [5]	45	—
Footprint optimization [1]	4	—
Transformational cost management [7]	(1)	2
Adjusted operating income (loss)	25	(96)
Depreciation expense	34	43
Stock-based compensation expense [19]	11	13
Adjusted EBITDA (Non-GAAP measure)	$70	$(39)

1
Footprint Optimization charges are costs associated with a formal restructuring plan. These charges are primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.

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

3
Acquisition and disposition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities recorded in Operating loss within the Consolidated Condensed Statements of Earnings. Examples of such costs include deal costs, severance, stock-based compensation, employee transaction success bonuses, and other integration related exit and disposal charges. These charges are primarily recorded within Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance. As part of the amendment to the VillageMD Secured Loan executed in the three months ended November 30, 2024, Walgreen Co. and VillageMD agreed to terminate certain intercompany leases resulting in an early termination charge of $107 million incurred by VillageMD within the U.S. Healthcare segment and a corresponding gain recognized within the U.S. Retail Pharmacy segment. The impacts of the intercompany lease termination eliminate in consolidation.

4
Adjustments to equity earnings (loss) in Cencora consist of the Company’s proportionate share of non-GAAP adjustments reported by Cencora consistent with the Company’s non-GAAP measures. Adjustments are recorded to Equity earnings (loss) in Cencora within the Consolidated Condensed Statements of Earnings.

WBA Q1 2025 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

5
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

6
The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on Cost of sales as if the U.S. Retail Pharmacy segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items. These charges are recorded within Cost of sales within the Consolidated Condensed Statements of Earnings.

7
Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.

8
Total impairment charges for long-lived assets that were adjusted from Operating loss were $279 million in the three months ended November 30, 2024 and were $162 million in the three months ended November 30, 2023.

9
Gains on the sale of equity method investments are recorded in Other expense, net within the Consolidated Condensed Statements of Earnings. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business.

10
Includes gains or losses related to the sale of businesses. These charges are recorded to Other expense, net, in the Consolidated Condensed Statements of Earnings. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business.

11
Includes fair value gains or losses on the VPF derivatives. These charges are recorded within Other expense, net, in the Consolidated Condensed Statements of Earnings. The Company does not believe this volatility related to the non-cash mark-to-market adjustments on the underlying derivative instruments reflects the Company’s operational performance.

12
Primarily includes interest expense on external debt to fund incremental contributions to the Boots Plan required to complete the Trustee’s acquisition of a bulk annuity policy (the “Buy-In”) from Legal & General. The payments and related incremental interest expense are not indicative of normal operating performance.

13
Adjustments to income tax provision (benefit) include adjustments to the GAAP basis tax provision (benefit) commensurate with non-GAAP adjustments and certain discrete tax items including U.S. and UK tax law changes and equity method non-cash tax. These charges are recorded within Income tax provision (benefit) within the Consolidated Condensed Statements of Earnings.

14
Adjustments to post-tax earnings (loss) from other equity method investments consist of the proportionate share of certain equity method investees’ non-cash items or unusual or infrequent items consistent with the Company’s non-GAAP adjustments. These charges are recorded in Post-tax earnings (loss) from other equity method investments within the Consolidated Condensed Statements of Earnings. Although the Company may have shareholder rights and board representation commensurate with its ownership interests in these equity method investees, adjustments relating to equity method investments are not intended to imply that the Company has direct control over their operations and resulting revenue and expenses. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of these equity method investees.

15
In the three months ended November 30, 2024, the Company and VillageMD executed an amendment to the VillageMD Secured Loan that consolidated certain VillageMD obligations to the Company, modified certain interest and fee terms, and provided VillageMD with additional borrowing capacity. These intercompany credit facilities eliminate in consolidation. The Company applies the legal claim approach to the attribution of intercompany transactions to non-controlling interests. The amendment of the VillageMD Secured Loan increased the Company’s claim on VillageMD’s net assets resulting in a pre-tax non-controlling interest benefit. The amendment and related one-time benefit to the Company are not indicative of normal operating performance.

16
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

19	Includes GAAP stock-based compensation expense excluding expenses related to acquisition-related amortization and acquisition-related costs.

WBA Q1 2025 Form 10-Q	39

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

KEY PERFORMANCE INDICATORS
The Company considers certain metrics presented in this report, such as comparable sales (in constant currency), comparable pharmacy sales (in constant currency), comparable retail sales (in constant currency), comparable number of prescriptions, comparable 30-day equivalent prescriptions and comparable prescriptions excluding immunizations to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its core strategies, including sustainable growth initiatives in the pharmacy and healthcare businesses; invest in strategic opportunities that reinforce its core strategies and meet return requirements; and return surplus cash flow to stockholders in the form of dividends and share repurchases over the long term.

The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The Company’s cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by the impact of opioid-related claims and litigation settlements, adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions, changing consumer behavior, increased competition in retail-pharmacy, and pandemics like COVID-19. Further, the Company is dependent on funding from its subsidiaries to pay dividends and meet its obligations. If the Company’s subsidiaries’ financial performance and earnings are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, the Company may reduce or may not be able to make dividend payments timely, if at all, to its stockholders. Future dividends will be determined based on earnings, capital requirements, financial condition, and other debt obligations, fines and/or adverse rulings by courts or arbitrators in legal or regulatory matters, changes in federal, state or foreign income tax law, adverse global macroeconomic conditions, changes to the Company’s business model and other factors considered relevant by the Company’s Board of Directors at its sole discretion. For further information regarding factors impacting the Company’s cash requirements, ability to generate cash flow, and dependence on its subsidiaries to pay dividends and meet its obligations, please see Part I, Item 1A, Risk factors in the fiscal 2024 10-K.

The Company expects to fund its working capital needs, capital expenditures, expansion, acquisitions, dividend payments, stock repurchases and debt service obligations, including lease obligations, from cash flow from operations, availability under existing credit facilities, working capital financing arrangements, debt offerings, sale of marketable securities, current cash, and monetization of investments and other assets. The Company believes that these sources, and the ability to obtain additional financing, will provide adequate cash funds to meet the Company’s liquidity needs for the next 12 months, as well as the Company's long-term liquidity needs. The ability of the Company to meet its liquidity needs, including as it relates to the ability to obtain any additional financing and retain availability under existing credit facilities, depends on, among other factors, the stability of global credit markets and the Company’s continued compliance with financial covenants, which in turn may be impacted by adverse litigation, the Company’s inability to monetize investments and other assets, underperformance and impairment of existing assets, poor operating performance, and other risks. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Factors trends and uncertainties affecting our results and comparability.

Cash, cash equivalents and restricted cash were $1.3 billion (including $261 million in non-U.S. jurisdictions) as of November 30, 2024 compared to $3.2 billion (including $289 million in non-U.S. jurisdictions) as of August 31, 2024. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

WBA Q1 2025 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Company continues to explore strategic monetization of non-core assets and other investments to provide additional liquidity. In fiscal 2024 and 2023, Company entered into VPF derivative contracts with third-party financial institutions and received upfront prepayments related to the forward sale of shares of Cencora common stock. The Company has pledged shares of Cencora common stock as collateral upon entering into the VPF derivative contracts. Two of the VPF derivative contracts are expected to settle in fiscal 2025, at which time the Company will be obligated to deliver the full number of shares of Cencora common stock specified in the contracts to settle the agreements (unless the Company elects to settle otherwise as permitted under the contracts). The Company may receive additional cash payments to be determined based on the price of the Cencora common stock at the forward settlement dates relative to the forward floor and cap price specified in the contracts. The remaining VPF contracts are expected to settle in fiscal 2026. See Note 6. Financial instruments to the Consolidated Condensed Financial Statements for further information.

As of November 30, 2024, the Company had outstanding total debt of $8.1 billion, of which $446 million was classified as current. The Company does not currently expect significant additional debt repayments in fiscal 2025. In fiscal 2026 and fiscal 2027, approximately $2.8 billion and $1.8 billion of the Company's outstanding debt will become due.
As of November 30, 2024, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion. These facilities terminate in fiscal 2026 and 2027. Each of the Company’s credit facilities, including DDTL facilities, contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary financial covenants. As of November 30, 2024, the Company was in compliance with all such applicable financial covenants.

In anticipation of the debt maturities and expiration of revolving credit facilities expected in fiscal 2026 and fiscal 2027, the Company is exploring opportunities to obtain additional debt or other financing and amend or extend existing borrowings.

The Company also had outstanding total operating lease obligations of $22.7 billion, of which $2.4 billion were classified as current and total finance lease obligations of $1.0 billion, of which $91 million were classified as current. The Company announced the end of the sale-leaseback program beginning in fiscal 2025. In prior years, the sale-leaseback program was a source of liquidity for the Company. The Company is now focused on managing and reducing its outstanding lease obligations through initiatives such as the Footprint Optimization Program. During the three months ended November 30, 2024, the Company reduced its outstanding lease liability by $652 million. See Note 2. Exit and disposal activities to the Consolidated Condensed Financial Statements for further information.

On December 9, 2022, the Company entered into a Multistate Settlement Agreement (the “Multistate Agreement”) which had the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. As of November 30, 2024, the Company has accrued a total of $6.6 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements, including $629 million and $6.0 billion of the estimated settlement liability in Accrued expenses and other liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheets. Under the Multistate Agreement, the Company announced that it expected to settle all opioid claims against it by such Settling States in remediation payments to be paid out over 15 years. See Note 8. Commitments and contingencies to the Consolidated Condensed Financial Statements for further information.

On November 23, 2023, with financial support from the Company, Boots Pensions Limited, in its capacity as trustee of the Boots Pension Plan, entered into a Bulk Purchase Annuity Agreement with Legal & General Assurance Society Limited to insure the benefits of all 53,000 of its members. The Company accelerated certain contributions to the plan and committed to make incremental contributions. As of November 30, 2024, the Company has made approximately $435 million of contributions related to the Buy-In and estimates it will make remaining contributions of approximately $410 million to $480 million by the end of fiscal 2026. See Note 10. Retirement benefits to the Consolidated Condensed Financial Statements for further information.

At November 30, 2024, the Company had no material guarantees outstanding and the letters of credit issued were approximately $300 million.

WBA Q1 2025 Form 10-Q	41

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended November 30,
	2024	2023
Net cash used for operating activities	$(140)	$(281)
Net cash provided by (used for) investing activities	(76)	85
Net cash provided by (used for) financing activities	(1,685)	186
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	—
Net decrease in cash, cash equivalents and restricted cash	$(1,910)	$(10)

Cash flows from operating activities
Net cash used for operating activities was $140 million and $281 million for the three months ended November 30, 2024 and November 30, 2023, respectively. The decrease in cash used for operating activities is primarily driven by lower opioid legal payments and higher operating income, after adjusting for non-cash items and excluding year-ago sale-leaseback gains, which did not impact operating cash flows.

Negative operating cash flows for the three months ended November 30, 2024 were driven primarily by seasonal inventory build in the U.S., UK and Germany, and legal payments of $137 million. Negative operating cash flows for the three months ended November 30, 2023 were impacted by seasonal inventory build in the U.S. and UK, and the timing of payor reimbursements.

Cash flows from investing activities
Net cash used for investing activities was $76 million compared to net cash provided by investing activities of $85 million for the three months ended November 30, 2024 and November 30, 2023, respectively.

Net cash used for investing activities for the three months ended November 30, 2024 includes sale proceeds of $129 million related to the Company’s sale of BrightSpring common stock, offset by additions to property, plant and equipment of $284 million.

Net cash provided by investing activities for the three months ended November 30, 2023 includes proceeds from sale-leaseback transactions of $427 million and sale proceeds of $250 million related to the Company’s sale of Cencora common stock offset by additions to property, plant and equipment of $506 million.

Capital expenditure
Capital expenditure is primarily driven by retail projects. Additions to property, plant and equipment were as follows (in millions):

	Three months ended November 30,
	2024	2023
U.S. Retail Pharmacy	$186	$394
International	86	76
U.S. Healthcare	12	37
Total additions to property, plant and equipment	$284	$506

The Company continues to focus on strategic prioritization and reduction of capital expenditure. The decrease in capital expenditure represents project prioritization, including lower spend on property and pharmacy projects in U.S. Retail Pharmacy and more focused capital allocation in VillageMD.

Cash flows from financing activities
Net cash used for financing activities for the three months ended November 30, 2024 was $1.7 billion compared to net cash provided by financing activities of $186 million in the year-ago quarter.

In the three months ended November 30, 2024, there were $3.2 billion in proceeds from debt, primarily from revolving credit facilities compared to $4.0 billion in proceeds from debt, primarily from revolving credit facilities and issuance of commercial paper, in the year-ago quarter.

WBA Q1 2025 Form 10-Q	42

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
In the three months ended November 30, 2024 there were $4.7 billion in payments of debt made primarily for revolving credit facilities, the repayment of the $1.2 billion of principal and interest on the 3.800% unsecured notes due in 2024 and $290 million of principal and interest on the final tranche of a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility. In the three months ended November 30, 2023 there were $3.8 billion in payments of debt made primarily for revolving credit facilities and commercial paper in the year-ago quarter. See Note 5. Debt, to the Consolidated Condensed Financial Statements for further information.

In the three months ended November 30, 2023, the Company entered into VPF transactions with third-party financial institutions and received prepayments of $424 million related to the forward sale of up to 2.7 million shares of Cencora common stock. See Note 4. Equity method investments and Note 6. Financial instruments, to the Consolidated Condensed Financial Statements for further information.

Cash dividends paid were $216 million and $415 million during the three months ended November 30, 2024 and November 30, 2023, respectively.

Stock repurchase program
In June 2018, the Company’s Board of Director’s approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company’s common stock of which the Company had repurchased $8.0 billion as of November 30, 2024. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

Credit ratings
As of January 9, 2025, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term rating [1]	Commercial paper rating	Outlook
Moody’s	Ba3	NP	Stable outlook
Standard & Poor’s	BB-	B	Stable outlook
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

In fiscal 2024, the Company’s long-term ratings were downgraded below investment to BB with a negative outlook by Standard and Poor’s and Ba3 with a stable outlook by Moody’s (with respect to the Company’s Corporate Family Rating). The reduction in the Company’s credit ratings has limited impact to the cost of interest on existing debt, but has minimally increased borrowing margins under certain credit facilities that are tied to ratings grids or similar terms. The Company’s current credit ratings significantly reduce the Company’s ability to issue commercial paper, have and may continue to increase the cost of new financing for the Company, and may decrease access to credit and debt capital markets.

WBA Q1 2025 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
CRITICAL ACCOUNTING ESTIMATES
The Consolidated Condensed Financial Statements are prepared in accordance with GAAP and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Consolidated Condensed Statements of Earnings and corresponding Consolidated Condensed Balance Sheets accounts would be necessary. These adjustments would be made in future periods. For a discussion of our significant accounting policies, please see the 2024 Form 10-K. Some of the more significant estimates include business combinations, leases, goodwill and indefinite-lived intangible asset impairment, long-lived assets impairment, cost of sales and inventory, equity method investments, pension and post-retirement benefits, legal and other contingencies and income taxes.

NEW ACCOUNTING PRONOUNCEMENTS
A discussion of new accounting pronouncements is described in Note 1. Accounting policies, to the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, any statements regarding the Company’s future operations, financial or operating results, capital allocation, anticipated debt levels and ratios, future earnings, planned activities, anticipated growth, goodwill impairment, market opportunities, strategies, competition, and other expectations and targets for future periods. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “opportunity,” “guidance,” “projection,” “target,” “aim,” “continue,” “extend,” “transform,” “strive,” “enable,” “create,” “position,” “accelerate,” “model,” “long-term,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” “potential,” “preliminary,” “trend,” “future,” “predict,” “assumption,” “commentary,” “focus on,” “ambition,” “vision,” “belief,” “hypothetical,” “aspire,” “confident,” “remains,” “on track,” “priorities,” and variations of such words and similar expressions are intended to identify such forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in the 2024 Form 10-K, Item 1A, Risk factors which are incorporated herein by reference, and in other documents that we file or furnish with the SEC. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements we make or that are made on our behalf are qualified by these cautionary statements. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

We do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

WBA Q1 2025 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Item 3. Quantitative and Qualitative Disclosure About Market Risk

Except as described below, the Company has not experienced material changes in exposures to market risk since August 31, 2024. See the information contained in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K for a discussion of the Company’s exposures to market risks.

Equity price risk
Changes in Cencora common stock price may have a significant impact on the fair value of the equity method investment in Cencora. As of November 30, 2024, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Cencora common stock held by the Company by $503 million.

Changes in Cencora common stock price may have a significant impact on the fair value of the variable prepaid forward derivative contracts. As of November 30, 2024, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Company’s variable prepaid forward contract liabilities by $471 million and $449 million, respectively.

See Note 4. Equity method investments and Note 6. Financial instruments to the Consolidated Condensed Financial Statements for further details.

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended November 30, 2024 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q1 2025 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in response to this item is incorporated herein by reference to Note 8. Commitments and contingencies, to the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in, Item 1A. “Risk factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024. Those risk factors could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company during the quarter ended November 30, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month [2]	Average price paid per share	Total number of shares purchased by month as part of publicly announced plans or programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or programs [1]
09/01/24 - 09/30/24	—	$—	—	$2,003,419,960
10/01/24 - 10/31/24	3,627,928	9.82	—	2,003,419,960
11/01/24 - 11/30/24	—	—	—	2,003,419,960
Total	3,627,928	$9.82	—
1On June 28, 2018, the Company announced a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance Inc. common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.
2During the period, shares of common stock were purchased to support the needs of employee stock plans.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended November 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

WBA Q1 2025 Form 10-Q	46

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K12B filed with the SEC on December 31, 2014.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2024.
10.1*	Form of Performance Share Award agreement (effective October 2024).	Filed herewith.
10.2*	Form of Restricted Stock Unit Award agreement (effective October 2024).	Filed herewith.
10.3*	Form of Restricted Stock Unit Award agreement for Executive Chairman (effective October 2024).	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2024 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement.

WBA Q1 2025 Form 10-Q	47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: January 10, 2025	/s/ Manmohan Mahajan
Manmohan Mahajan
Executive Vice President and Global Chief Financial Officer
Principal Financial Officer and Duly Authorized Officer

Dated: January 10, 2025	/s/ Todd D. Heckman
Todd D. Heckman
Senior Vice President, Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q1 2025 Form 10-Q	48