Form 10-Q
period 2025-02-28
Walgreens Boots Alliance, Inc.
filed 2025-04-08
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2025

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 1, 2025 was 864,737,898.

WBA Q2 2025 Form 10-Q

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2025

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	February 28, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$702	$1,319
Marketable securities	430	1,790
Accounts receivable, net	5,940	5,851
Inventories	7,845	8,320
Other current assets	1,319	1,055
Total current assets	16,237	18,335
Non-current assets:
Property, plant and equipment, net	9,040	9,772
Operating lease right-of-use assets	19,181	20,335
Goodwill	11,803	15,506
Intangible assets, net	10,717	12,973
Equity method investments (see Note 4)	1,380	2,269
Other non-current assets	1,859	1,846
Total non-current assets	53,979	62,702
Total assets	$70,216	$81,037

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$1,406	$1,505
Trade accounts payable (see Note 14)	13,354	14,082
Operating lease obligations	2,394	2,382
Accrued expenses and other liabilities	9,245	8,673
Income taxes	185	312
Total current liabilities	26,585	26,953
Non-current liabilities:
Long-term debt	6,609	8,044
Operating lease obligations	19,725	20,921
Deferred income taxes	1,114	1,195
Accrued litigation obligations	5,757	6,008
Other non-current liabilities	3,170	5,736
Total non-current liabilities	36,375	41,905
Commitments and contingencies (see Note 9)
Total liabilities	62,960	68,858
Redeemable non-controlling interests	104	174
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 shares at February 28, 2025 and 1,172,513,618 shares at August 31, 2024	12	12
Paid-in capital	10,569	10,645
Retained earnings	20,007	23,348
Accumulated other comprehensive loss	(2,980)	(2,897)
Treasury stock, at cost; 308,054,675 shares at February 28, 2025 and 308,513,185 shares at August 31, 2024	(20,498)	(20,662)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	7,110	10,445
Non-controlling interests	42	1,561
Total equity	7,153	12,005
Total liabilities, redeemable non-controlling interests and equity	$70,216	$81,037
The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2025 Form 10-Q	1

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended February 28, 2025
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
November 30, 2024	863,487,677	$12	$(20,544)	$10,582	$(2,971)	$22,861	$1,226	$11,165
Net loss	—	—	—	—	—	(2,853)	(1,180)	(4,033)
Other comprehensive loss, net of tax	—	—	—	—	(9)	—	—	(8)
Dividends declared and distributions	—	—	—	—	—	—	(13)	(13)
Employee stock purchase and option plans	971,266	—	46	(38)	—	—	—	8
Stock-based compensation	—	—	—	25	—	—	9	35
February 28, 2025	864,458,943	$12	$(20,498)	$10,569	$(2,980)	$20,007	$42	$7,153

Six months ended February 28, 2025
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2024	864,000,433	$12	$(20,662)	$10,645	$(2,897)	$23,348	$1,561	$12,005
Net loss	—	—	—	—	—	(3,118)	(1,519)	(4,637)
Other comprehensive loss, net of tax	—	—	—	—	(83)	—	(6)	(88)
Dividends declared and distributions	—	—	—	—	—	(222)	(13)	(235)
Treasury stock purchases	(3,627,928)	—	(36)	—	—	—	—	(36)
Employee stock purchase and option plans	4,086,438	—	200	(193)	—	—	—	7
Stock-based compensation	—	—	—	47	—	—	20	67
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	69	—	—	—	69
February 28, 2025	864,458,943	$12	$(20,498)	$10,569	$(2,980)	$20,007	$42	$7,153

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2025 Form 10-Q	2

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended February 29, 2024
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
November 30, 2023	862,166,970	$12	$(20,725)	$10,617	$(2,995)	$32,573	$8,107	$27,588
Net loss	—	—	—	—	—	(5,908)	(6,416)	(12,324)
Other comprehensive income, net of tax	—	—	—	—	99	—	2	100
Dividends declared and distributions	—	—	—	—	—	(218)	(7)	(225)
Employee stock purchase and option plans	546,396	—	20	(10)	—	—	—	9
Stock-based compensation	—	—	—	19	—	—	24	43
Other	—	—	—	2	—	—	(2)	—
February 29, 2024	862,713,366	$12	$(20,705)	$10,627	$(2,897)	$26,448	$1,708	$15,192

Six months ended February 29, 2024
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2023	863,673,786	$12	$(20,717)	$10,661	$(2,993)	$33,058	$8,302	$28,322
Net loss	—	—	—	—	—	(5,975)	(6,627)	(12,602)
Other comprehensive income (loss), net of tax	—	—	—	—	96	—	(1)	95
Dividends declared and distributions	—	—	—	—	—	(636)	(7)	(643)
Treasury stock purchases	(3,100,000)	—	(69)	—	—	—	—	(69)
Employee stock purchase and option plans	2,139,580	—	81	(74)	—	—	—	7
Stock-based compensation	—	—	—	34	—	—	54	88
Other	—	—	—	7	—	—	(13)	(6)
February 29, 2024	862,713,366	$12	$(20,705)	$10,627	$(2,897)	$26,448	$1,708	$15,192

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2025 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales	$38,588	$37,052	$78,048	$73,760
Cost of sales	31,654	30,012	64,333	59,948
Gross profit	6,935	7,041	13,714	13,811
Selling, general and administrative expenses	8,891	7,921	15,906	14,772
Impairment of goodwill	3,653	12,369	3,653	12,369
Equity earnings in Cencora	42	79	33	120
Operating loss	(5,567)	(13,171)	(5,812)	(13,209)
Other income (expense), net	1,450	195	1,279	(25)
Loss before interest and income tax benefit	(4,117)	(12,976)	(4,532)	(13,235)
Interest expense, net	129	138	251	237
Loss before income tax benefit	(4,246)	(13,114)	(4,783)	(13,472)
Income tax benefit	(212)	(782)	(147)	(856)
Post-tax earnings (loss) from other equity method investments	(2)	10	(4)	16
Net loss	(4,035)	(12,322)	(4,640)	(12,600)
Net loss attributable to non-controlling interests	(1,182)	(6,415)	(1,522)	(6,625)
Net loss attributable to Walgreens Boots Alliance, Inc.	$(2,853)	$(5,908)	$(3,118)	$(5,975)

Net loss per common share:
Basic	$(3.30)	$(6.85)	$(3.61)	$(6.93)
Diluted	$(3.30)	$(6.85)	$(3.61)	$(6.93)

Weighted average common shares outstanding:
Basic	864.1	862.5	864.0	862.8
Diluted	864.1	862.5	864.0	862.8

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2025 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net loss	$(4,035)	$(12,322)	$(4,640)	$(12,600)

Other comprehensive income (loss), net of tax:
Pension/post-retirement obligations	4	34	7	90
Unrealized gain on cash flow hedges and other	—	—	1	5
Net investment hedges gain (loss)	2	(1)	94	2
Share of other comprehensive income (loss) of equity method investments	(15)	48	15	33
Cumulative translation adjustments	1	19	(204)	(35)
Total other comprehensive income (loss)	(8)	100	(88)	95

Total comprehensive loss	(4,044)	(12,222)	(4,728)	(12,505)

Comprehensive loss attributable to non-controlling interests	(1,182)	(6,413)	(1,527)	(6,626)

Comprehensive loss attributable to Walgreens Boots Alliance, Inc.	$(2,862)	$(5,809)	$(3,201)	$(5,879)

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2025 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six months ended
	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net loss	$(4,640)	$(12,600)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,236	1,230
Deferred income taxes	(54)	(1,331)
Stock compensation expense	59	99
Earnings from equity method investments	(29)	(137)
Impairment of goodwill, intangibles and long-lived assets	5,660	13,589
Gain on sale of equity method investments	(391)	(758)
Gain on sale-leaseback transactions	—	(258)
(Gain) loss on variable prepaid forward contracts	(777)	888
Other	(79)	(121)
Changes in certain assets and liabilities:
Accounts receivable, net	(188)	(850)
Inventories	367	(279)
Other current assets	46	53
Trade accounts payable	(627)	142
Accrued expenses and other liabilities	(180)	20
Income taxes	(297)	256
Accrued litigation obligations	(235)	(391)
Other non-current assets and liabilities	(212)	(471)
Net cash used for operating activities	(339)	(918)
Cash flows from investing activities:
Additions to property, plant and equipment	(503)	(858)
Proceeds from sale-leaseback transactions	1	727
Proceeds from sale of other assets	769	1,311
Business, investment and asset acquisitions, net of cash acquired	(25)	(228)
Other	99	(50)
Net cash provided by investing activities	342	902
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	—	426
Proceeds from debt	14,568	15,001
Payments of debt	(16,046)	(14,948)
Proceeds from variable prepaid forward contracts	—	424
Treasury stock purchases	(36)	(69)
Cash dividends paid	(432)	(828)
Other	(27)	(132)
Net cash used for financing activities	(1,973)	(127)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	2
Changes in cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(1,978)	(142)
Cash, cash equivalents and restricted cash at beginning of period	3,218	856
Cash, cash equivalents and restricted cash at end of period	$1,241	$715

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q2 2025 Form 10-Q	6

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

New accounting pronouncements
Adoption of new accounting pronouncements

Leases — Common Control Arrangements
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842) — Common Control Arrangements. The ASU amends the accounting for leasehold improvements in common control arrangements by requiring a lessee in a common control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. Further, a lessee that no longer controls the use of the underlying asset will derecognize the remaining carrying amount of the improvements through an adjustment to equity, reflecting the transfer of the asset to the lessor under common control. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2025), including interim periods within those fiscal years. The Company adopted this ASU effective September 1, 2024, and the adoption did not materially impact the Company’s results of operations, cash flows or financial position.

WBA Q2 2025 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Segment Reporting — Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. This ASU is expected to improve disclosures related to an entity’s reportable segments and provide additional, more detailed information about a reportable segment’s expenses. The ASU also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2025) and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2026). The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company adopted this ASU effective September 1, 2024. While the standard requires additional disclosures related to the Company’s reportable segments in its fiscal 2025 annual reporting, adoption of the standard did not have any impact on the Company’s consolidated results of operations, cash flows, financial position, or the Company’s fiscal 2025 interim disclosures.

New accounting pronouncements not yet adopted

Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. This ASU is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities on an annual basis to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (fiscal 2026). The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting guidance and will update disclosures, as applicable, beginning in fiscal 2026.

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense disaggregation disclosures (Topic 220) — Disaggregation of Income Statement Expenses. This ASU is expected to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This ASU requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 (fiscal 2028) and interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029), as clarified by ASU 2025-01, Income Statement —Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The Company is currently evaluating the effect of adopting this new accounting guidance.

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

The Footprint Optimization Program includes plans to close approximately 900 to 1,000 stores primarily across the U.S. by the end of fiscal 2027. Considering the remaining stores approved, but not yet closed under the Transformational Cost Management Program at the beginning of fiscal 2025, the Company expects to close 1,200 to 1,300 stores by the end of fiscal 2027. The cadence of store closures prioritizes estimated cash flow benefits, underperforming locations, and lease expirations. In the six months ended February 28, 2025, the Company closed 247 stores related to these programs.

WBA Q2 2025 Form 10-Q	8

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Company currently estimates that it will recognize cumulative pre-tax charges to its GAAP financial results of approximately $2.2 billion to $2.4 billion, including costs associated with lease obligations and other real estate costs, asset impairments, and employee severance and other exit costs. The Company expects to incur pre-tax charges of approximately $1.8 billion to $2.0 billion for lease obligations and other real estate costs including runoff costs associated with location optimization under prior programs, approximately $300 million of asset impairments, and approximately $100 million for employee severance and other exit costs. While certain charges, such as right-of-use asset impairments, are non-cash in nature, the related lease liabilities will necessitate future cash payments. As a result, the Company estimates that approximately 90% of these cumulative pre-tax charges will result in future cash expenditures. The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors.

Since the inception of the Footprint Optimization Program, the Company has recognized cumulative pre-tax charges in its financial results in accordance with GAAP of $400 million, which were primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These charges include $206 million related to lease obligations and other real estate costs, $137 million in asset impairments, and $57 million in employee severance and other exit costs.

Costs related to exit and disposal activities under the Footprint Optimization Program for the three and six months ended February 28, 2025 were as follows (in millions):

Three months ended February 28, 2025	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs [1]	$41	$1	$—	$—	$42
Asset impairments	13	(3)	—	—	10
Employee severance and other exit costs	16	—	—	—	16
Total pre-tax exit and disposal charges	$70	$(2)	$—	$—	$68

Six months ended February 28, 2025	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs [1]	$203	$3	$—	$—	$206
Asset impairments	139	(3)	1	—	137
Employee severance and other exit costs	50	1	3	3	57
Total pre-tax exit and disposal charges	$392	$1	$4	$3	$400
1.Includes right-of-use asset impairments, certain expenses associated with closed stores and runoff costs associated with location optimization under prior exit and disposal programs.

The changes in liabilities and assets related to the exit and disposal activities under the Footprint Optimization Program include the following (in millions):

Employee severance and other exit costs
Balance at August 31, 2024	$—
Costs	57
Payments	(47)
Other	1
Balance at February 28, 2025	$10

Other exit and disposal activities
During the six months ended February 28, 2025, VillageMD approved the closure of approximately 23 clinics and did not incur significant impairment charges.

WBA Q2 2025 Form 10-Q	9

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
During the three and six months ended February 29, 2024, VillageMD approved the closure of approximately 90 and 160 clinics, respectively. As a result, long-lived and intangible assets of $179 million and $303 million were impaired within the U.S. Healthcare segment, respectively. The impairment charges were recorded in Selling, general and administrative expenses primarily within the U.S. Healthcare segment in the Consolidated Condensed Statements of Earnings.

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

Selected supplemental information was as follows (in millions):

	Three months ended		Six months ended
Statement of earnings supplemental information[1]:	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sublease income	$30	$27	$59	$55
Impairment of right-of-use assets	19	132	156	181
Gain on sale-leaseback transactions	—	98	—	258

1Recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.

	Six months ended
Statement of cash flow supplemental information:	February 28, 2025	February 29, 2024
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$1,798	$1,849
Operating cash flows from finance leases	25	25
Financing cash flows from finance leases	41	33
Total	$1,864	$1,906

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$170	$993
Finance leases	18	57
Total	$189	$1,049

WBA Q2 2025 Form 10-Q	10

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4. Equity method investments

Equity method investments were as follows (in millions, except percentages):

	February 28, 2025		August 31, 2024
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
Cencora	$980	6%	$1,563	10%
Others	399	8% - 50%	705	8% - 50%
Total	$1,380		$2,269

Cencora investment
During the three months ended February 28, 2025, the Company early settled certain variable prepaid forward (“VPF”) derivative contracts with third-party financial institutions in which the Company had pledged Cencora, Inc. (“Cencora”) common stock as collateral. These contracts, originally scheduled to mature in the third and fourth quarter of fiscal 2026, were net share settled early through the delivery of an aggregate 6.1 million shares of Cencora common stock to financial institutions with the Company retaining 1.3 million of unencumbered shares. As part of the settlement, the Company paid an aggregate cash payment of $20 million to fulfill its obligations under the contracts. See Note 7. Financial instruments to the Consolidated Condensed Financial Statements for further information.

Concurrent with the early settlement of the VPF derivative contracts, the Company executed a sale of 1.3 million shares of Cencora common stock for total consideration of approximately $315 million, including an approximate $50 million share repurchase by Cencora. The sale resulted in the Company recording pre-tax gains, inclusive of equity method basis difference adjustments, of $204 million, in Other income (expense), net within the Consolidated Condensed Statements of Earnings. As a result of the early settlement and concurrent share sale, the Company’s ownership of Cencora decreased from approximately 10% to 6%. The Company will continue to account for its remaining investment in Cencora under the equity method of accounting as the Company has the ability to exercise significant influence in Cencora through board representation.

During the three and six months ended February 29, 2024, the Company sold shares of Cencora common stock for total consideration of approximately $992 million and $1.2 billion, respectively. These transactions resulted in the Company recording pre-tax gains of $619 million and $758 million, respectively, in Other income (expense), net within the Consolidated Condensed Statements of Earnings.

As of February 28, 2025 and August 31, 2024, the Company has pledged 12.6 million and 20.0 million shares, respectively, of Cencora common stock as collateral under the remaining VPF derivative contracts. See Note 7. Financial instruments for further information.

Other investments
During the three and six months ended February 28, 2025, the Company sold shares of BrightSpring Health Services (“BrightSpring”) common stock for total consideration of approximately $254 million and $383 million, respectively, reducing the Company’s ownership percentage to approximately 6%. The Company recognized a pre-tax gain on disposal of $155 million and $187 million, respectively. As a result of the share sale, the Company lost its ability to appoint a board member and no longer has the ability to exercise significant influence over the operating and financial policies of BrightSpring. As of February 28, 2025, the Company reclassified its investment from an equity method investment to an investment in equity securities at fair value, recognizing a pre-tax gain of $157 million in Other income (expense), net within the Consolidated Condensed Statements of Earnings.

Note 5. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value.

WBA Q2 2025 Form 10-Q	11

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
VillageMD
During the three months ended February 28, 2025, the Company completed a quantitative impairment analysis for goodwill related to its VillageMD reporting unit within the U.S. Healthcare segment due to market indications of value received in the second quarter as part of the ongoing sale process for legacy Village Medical and updated management forecasts for VillageMD's calendar year 2025, which were lower than previous projections for certain businesses than was used in the Company’s most recent annual impairment assessment, completed in the fourth quarter of fiscal 2024. Based on this analysis, the Company recorded a goodwill impairment charge of $1.5 billion, in Operating loss within the Consolidated Condensed Statements of Earnings.

During the three months ended February 28, 2025, as a result of the factors leading to the interim goodwill impairment analysis performed, the Company evaluated VillageMD’s other intangible and long-lived assets for impairment. The assessment resulted in an impairment charge of $1.6 billion recognized within the U.S. Healthcare segment as a component of Selling, general, and administrative expenses within the Consolidated Condensed Statements of Earnings. As part of this impairment analysis, the fair values of the asset groups and intangible assets were determined using the income approach.

Total goodwill and long-lived asset impairment charges recognized in Operating loss for VillageMD for the three months ended February 28, 2025 were $3.0 billion, prior to attribution of loss to non-controlling interests. Total impairment charges attributable to the Company, net of tax and non-controlling interests were $1.9 billion.

During the three months ended February 29, 2024, the Company completed a quantitative impairment analysis for goodwill related to its VillageMD reporting unit within the U.S. Healthcare segment due to downward revisions in its longer term forecast received during the quarter, including the impact of closing approximately 90 additional clinics, slower than expected trends in patient panel growth and multi-specialty productivity trends and recent changes in Medicare reimbursement models. These impacts were partly offset by cost savings initiatives. Based on this analysis, the Company recorded a goodwill impairment charge of $12.4 billion, prior to attribution of loss to non-controlling interests, in Operating loss within the Consolidated Condensed Statements of Earnings. The impairment charge reflects lower than previously expected longer term financial performance expectations, a reduction in the multiples for publicly traded peer companies, and increases in discount rates.

During the three months ended February 29, 2024, as a result of the factors leading to the interim goodwill impairment analysis performed, the Company evaluated VillageMD’s other intangible and long-lived assets for impairment. The assessments resulted in an impairment charge of $266 million recognized primarily within the U.S. Healthcare segment as a component of Selling, general, and administrative expenses within the Consolidated Condensed Statements of Earnings. As part of this impairment analysis, the fair values of the asset group and intangible assets were determined using the income approach.

Other reporting units
Further, on March 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by an entity affiliated with Sycamore Partners. See Note 16. Subsequent events for further information. The Company compared the fair value of the expected consideration to be paid pursuant to the Merger Agreement with the fair value of its reporting units in the aggregate and concluded that goodwill of the U.S. Retail Pharmacy and CCX Next, LLC (“CareCentrix”) reporting units were more likely than not impaired as of February 28, 2025. As a result, the Company completed quantitative impairment analyses resulting in goodwill impairment charges recorded in Operating loss within the Consolidated Condensed Statements of Earnings of $2.0 billion and $178 million for the U.S. Retail Pharmacy and U.S. Healthcare segments, respectively. The impairment loss within the U.S. Retail Pharmacy reporting unit reflects continued softness in U.S. retail sales, the impact of recent legal settlements, and a higher discount rate than was used in the Company’s most recent annual impairment assessment, completed in the fourth quarter of fiscal 2024.

Further, in the three months ended February 28, 2025, the Company recorded, within Selling, general and administrative expenses, an impairment loss of $115 million related to indefinite-lived pharmacy license and trade name intangible assets in the Boots reporting unit, as part of the International segment.

Total goodwill and indefinite-lived intangible asset impairment charges recognized in Operating loss as a result of entering into the Merger Agreement for the U.S. Retail Pharmacy, CareCentrix, and Boots reporting units were $2.3 billion for the three months ended February 28, 2025.

WBA Q2 2025 Form 10-Q	12

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As part of the Company’s impairment analyses, fair values of the reporting units were determined using both the income and market approaches. The income approach requires management to estimate a number of factors, including the projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping as well as recent guideline transactions.

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

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

Goodwill roll forward:	U.S. Retail Pharmacy	International	U.S. Healthcare	Walgreens Boots Alliance, Inc.
August 31, 2024 [1]	$10,947	$1,388	$3,173	$15,506
Impairments	(2,008)	—	(1,645)	(3,653)
Cumulative translation adjustments	—	(51)	—	(51)
February 28, 2025	$8,938	$1,337	$1,528	$11,803

1.As of August 31, 2024, prior cumulative goodwill impairment charges of $1.7 billion and $12.7 billion were recognized in the International and U.S. Healthcare segments, respectively. There were no goodwill impairment charges in the U.S. Retail Pharmacy segment prior to August 31, 2024.

Note 6. Debt

Debt carrying values are presented net of unamortized discount and debt issuance costs, where applicable, and foreign currency denominated debt is translated to the U.S. dollar using the spot rates as of the balance sheet date (all amounts are presented in millions of U.S. dollars and debt issuances are denominated in U.S. dollars, unless otherwise noted).

	Current portion	Non-current portion	Total
Long-term debt balances as of August 31, 2024	$1,505	$8,044	$9,549
Repayments of long-term debt	(1,447)	—	(1,447)
Reclassifications of long-term debt	1,379	(1,379)	—
Exchange rate changes and other	(32)	(56)	(88)
Long-term debt balances as of February 28, 2025	$1,406	$6,609	$8,015

Long-term debt
The Company’s long-term debt balances include bonds, notes, amounts borrowed under delayed draw term credit facilities (“DDTL facilities”), and certain other balances. Amounts borrowed under DDTL facilities that are repaid or prepaid may not be reborrowed.

Repayments of long-term debt
During the three months ended November 30, 2024 the Company repaid in full the $1.2 billion of principal and interest on the 3.800% unsecured notes due 2024 which matured on November 18, 2024. During the same period, the Company also repaid $290 million of principal and interest on the final tranche of a $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility (the “November 2021 DDTL”) that matured on November 24, 2024. As of November 30, 2024, all tranches available under the November 2021 DDTL have matured and been repaid in full.

WBA Q2 2025 Form 10-Q	13

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Credit facilities
As of February 28, 2025, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion. The Company utilizes its revolving credit facilities for short term working capital and general corporate purposes. As of February 28, 2025, there were no borrowings outstanding under the Company’s revolving credit facilities.

Debt covenants
Each of the Company’s credit facilities, including its DDTL facilities, contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary financial covenants. As of February 28, 2025, the Company was in compliance with all such applicable financial covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. As of February 28, 2025 and August 31, 2024, the Company had no borrowings outstanding under the commercial paper program.

Note 7. Financial instruments

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

The Company economically hedges a portion of its exposure to equity price risk related to its investment in Cencora through VPF derivative contracts.

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

February 28, 2025	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$281	$1	Other current assets
Cross currency interest rate swaps	50	2	Other current assets
Cross currency interest rate swaps	250	9	Other non-current assets
Foreign currency forwards	950	4	Accrued expenses and other liabilities
Foreign currency forwards	2	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$455	$2	Other current assets
Total return swaps	53	—	Other current assets
Total return swaps	158	6	Accrued expenses and other liabilities
Foreign currency forwards	3,205	15	Accrued expenses and other liabilities
Variable prepaid forward contracts	2,190	2,498	Accrued expenses and other liabilities
Variable prepaid forward contracts	106	112	Other non-current liabilities

WBA Q2 2025 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

August 31, 2024	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$50	$1	Other current assets
Foreign currency forwards	7	—	Other current assets
Cross currency interest rate swaps	253	5	Other non-current assets
Foreign currency forwards	4	—	Other non-current assets
Foreign currency forwards	923	15	Accrued expenses and other liabilities
Cross currency interest rate swaps	356	5	Accrued expenses and other liabilities
Foreign currency forwards	2	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$534	$3	Other current assets
Total return swaps	211	11	Other current assets
Foreign currency forwards	3,606	52	Accrued expenses and other liabilities
Variable prepaid forward contracts	1,185	1,332	Accrued expenses and other liabilities
Variable prepaid forward contracts	2,541	2,587	Other non-current liabilities

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
Cash flow hedges
The Company may use foreign currency forwards and interest rate swaps to hedge the variability in forecasted transactions and cash flows of certain floating-rate debt. For qualifying cash flow hedges, changes in the fair value of the derivatives are recorded in Unrealized gain on cash flow hedges within Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets, and released to the Consolidated Condensed Statements of Earnings when the hedged cash flows affect earnings.
Derivatives not designated as hedges
The Company enters into derivative contracts that are not designated as accounting hedges. These derivative instruments are economic hedges of foreign currency risks and equity price risk. The Company also uses total return swaps to economically hedge variability in compensation charges related to certain deferred compensation obligations.

In fiscal 2024 and 2023, the Company entered into VPF derivative contracts with third-party financial institutions and received upfront prepayments related to the forward sale of shares of Cencora common stock. The upfront prepayments are recorded within Accrued expenses and other liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets as derivatives. The Company has pledged shares of Cencora common stock as collateral upon entering into the VPF derivative contracts. The VPF derivative contracts provide the Company with current liquidity while allowing it to maintain voting and dividend rights in the Cencora common stock, as well as the ability to participate in future stock price appreciation during the term of the contracts up to a cap price specified in the contracts. With the exception of VPF derivative contracts which have early settled, the contracts are expected to settle per their respective forward settlement dates, at which time the Company will be obligated, unless it elects to settle otherwise as described below, to deliver the full number of shares of Cencora common stock specified in the contracts to settle the agreements. The Company may receive additional cash payments to be determined based on the price of the Cencora common stock at the forward settlement dates relative to the forward floor and cap price specified in the contracts. Subject to certain conditions, the Company may elect to net settle the contract by delivery of shares (or payment of the cash value thereof) in lieu of receiving any additional cash. The aggregate number of Cencora shares to be delivered in connection with the VPF derivative contracts will not exceed the shares subject to forward sale.

WBA Q2 2025 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The terms of the VPF derivative contracts were as follows (in millions):

Transaction date	Prepayment amount	Remaining shares pledged and maximum shares subject to forward sale as of February 28, 2025	Forward settlement date
May 11, 2023	$644	4.6	Fourth quarter, fiscal 2025
June 15, 2023	325	2.2	Third quarter, fiscal 2025
August 3, 2023	801	5.3	First quarter, fiscal 2026
August 4, 2023	797	—	Third quarter, fiscal 2026 [1]
November 9, 2023	424	0.5	Fourth quarter, fiscal 2026 [1]
	$2,991	12.6

1.During the three months ended February 28, 2025, the Company early settled certain VPF derivative contracts. These contracts, originally scheduled to mature in the third and fourth quarter of fiscal 2026, were net share settled early through the delivery of an aggregate 6.1 million shares of Cencora common stock to financial institutions, with the Company retaining 1.3 million unencumbered shares. As part of the settlement, the Company paid an aggregate cash payment of $20 million to fulfill its obligations under the contracts. The Company recognized a gain of $955 million within Other income (expense), net as a result of the settlement.

The income (expense) due to changes in fair value of derivative instruments was recognized in the Consolidated Condensed Statements of Earnings as follows (in millions):

		Three months ended		Six months ended
	Location in Consolidated Condensed Statements of Earnings [1]	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Total return swap	Selling, general and administrative expenses	$(7)	$18	$5	$17
Foreign currency forwards	Other income (expense), net	(7)	(26)	84	33
Variable prepaid forward [2]	Other income (expense), net	977	(522)	777	(888)

1.Excludes remeasurement gains and losses on economically hedged assets and liabilities.
2.Includes $955 million settlement gain in the three and six months ended February 28, 2025.

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
Level 2 - Observable inputs other than quoted prices in active markets.

WBA Q2 2025 Form 10-Q	16

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Level 3 - Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2025	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$430	$430	$—	$—
Cross currency interest rate swaps [2]	12	—	12	—
Foreign currency forwards [3]	2	—	2	—
Investments in equity securities [4]	165	165	—	—
Investments in debt securities [5]	108	—	108	—
Liabilities:
Variable prepaid forward [6]	$2,610	$—	$—	$2,610
Foreign currency forwards [3]	19	—	19	—
Total return swaps [7]	6	—	6	—

	August 31, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$1,790	$1,790	$—	$—
Cross currency interest rate swaps [2]	6	—	6	—
Foreign currency forwards [3]	3	—	3	—
Investments in equity securities [4]	19	19	—	—
Investments in debt securities [5]	98	—	98	—
Total return swaps [7]	11	—	11	—
Liabilities:
Variable prepaid forward [6]	$3,919	$—	$—	$3,919
Foreign currency forwards [3]	67	—	67	—
Cross currency interest rate swaps [2]	5	—	5	—

1Money market funds are valued at the closing price reported by the fund sponsor and classified as Marketable securities within the Consolidated Condensed Balance Sheets.
2The fair value of cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 7. Financial instruments for additional information.
3The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 7. Financial instruments, for additional information.
4Fair values of quoted investments are based on current bid prices as of February 28, 2025 and August 31, 2024.
5Includes investments in Treasury debt securities.
6The fair value of the derivative was derived from a Black-Scholes valuation. The inputs used in valuing the derivative included observable inputs such as the floor and cap prices of the VPF, dividend yield of Cencora shares, risk free interest rate, and contractual term of the instrument, as well as unobservable inputs such as implied volatility of Cencora shares. The implied volatility ranged from between 29.5% and 78.0% for the lower strike and between 20.8% and 43.2% for the upper strike as of February 28, 2025, and between 24.5% and 34.5% for the lower strike and between 19.6% and 22.7% for the upper strike as of August 31, 2024.
7The fair value of total return swaps is calculated based on the change in the price of the underlying equity index, less a SOFR-based financing cost.

There were no transfers between levels for the three and six months ended February 28, 2025 and February 29, 2024, respectively.

WBA Q2 2025 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The roll forward of the fair value of the VPF derivatives associated with the forward sale of shares of Cencora common stock, classified as Level 3, is as follows (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Opening balance	$(4,119)	$(3,338)	$(3,919)	$(2,548)
VPF derivative additions	—	—	—	(424)
Unrealized gains (losses) recorded in Other income (expense), net	22	(522)	(178)	(888)
Realized gains recorded in Other income (expense), net	955	—	955	—
Settlements	532	—	532	—
Ending balance	$(2,610)	$(3,861)	$(2,610)	$(3,861)

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of February 28, 2025, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $6.0 billion and $5.3 billion, respectively. As of August 31, 2024, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $7.2 billion and $6.4 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the February 28, 2025 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of February 28, 2025. The carrying value of the Company’s credit facilities, accounts receivable and trade accounts payable approximated their respective fair values due to their short-term nature.

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

WBA Q2 2025 Form 10-Q	18

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

On March 19, 2021, a putative shareholder filed a derivative suit in the District Court of Delaware (Clem v. Skinner, et al., 21-CV-406 Del Dist. Ct.) against certain current and former Walgreens directors and officers, seeking damages based on alleged breaches of fiduciary duty and seeking contribution under Section 21D of the Exchange Act of 1934, as amended, in connection with the M.D. Pa. class action. The plaintiff’s allegations in this derivative suit concern the same public statements at issue in the M.D. Pa. class action. The parties reached an agreement to resolve this matter. The court entered an order granting final approval of the settlement on January 28, 2025.

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

The Company has now resolved its litigation with all states, territories, tribes and 99.7% of litigating subdivisions within Settling States pursuant to the Multistate Agreement or in separate agreements. Estimated liabilities for these settlements are fully accrued. Incentive payments to Settling States with non-participating political subdivisions are subject to reduction and those subdivisions are still entitled to pursue their claims against the Company.

The Company will continue to vigorously defend against any litigation not covered by the Multistate Agreement and other settlement agreements, including private plaintiff litigation. The Company continues to believe it has strong legal defenses and appellate arguments in all of these cases.

WBA Q2 2025 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
In the first quarter of fiscal 2023, the Company recorded a $6.5 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements which was reflected in the Consolidated Condensed Statements of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment. As of February 28, 2025, the Company has accrued a total of $6.4 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements, including $639 million and $5.8 billion of the estimated settlement liability in Accrued expenses and other liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheets.

The Company remains a defendant in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated many of these cases in a multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-MD-2804), which is pending in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”). The Company is a defendant in the following multidistrict litigation bellwether cases:

•Two consolidated cases in N.D. Ohio (Cnty. of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; Cnty. of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079). In November 2021, the jury returned a verdict in favor of the plaintiffs as to liability, and a second trial regarding remedies took place in May 2022. In August 2022, the court entered orders providing for injunctive relief and requiring the defendants to pay $651 million over a 15-year period to fund abatement programs. The court found that the damages are subject to joint and several liability and as such made no determination as to apportionment. These decisions were appealed to the United States District Court for the Sixth Circuit (the “Sixth Circuit”) on multiple grounds. Following the Sixth Circuit’s certification of an underlying state law issue to the Ohio Supreme Court, the Ohio Supreme Court ruled that plaintiffs’ public nuisance claims were rescinded by an Ohio statute; and the Sixth Circuit subsequently vacated the judgment and dissolved the injunction.
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

The relief sought by plaintiffs in these matters includes compensatory, abatement, restitution and punitive damages, as well as injunctive relief. Additionally, the Company received from the DOJ and the Attorneys General of numerous states subpoenas, civil investigative demands, and other requests concerning opioid-related matters. On January 16, 2025, the Company filed suit against the DOJ, the DEA, and others seeking a declaratory judgment and other relief in connection with the DEA’s attempt to enforce certain purported rules related to the dispensing of opioids and other controlled substances that had never undergone requisite notice-and-comment rulemaking. Shortly thereafter, also on January 16, 2025, the DOJ filed suit in the United States District Court for the Northern District of Illinois (Novak vs. Walgreens Boots Alliance, Inc., Case NO. 1:18-cv-05452) against the Company alleging violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing prescriptions for opioids and other controlled substances at its pharmacies nationwide. The relief sought by the DOJ includes monetary relief (including treble damages), civil penalties and injunctive relief. The parties continue to discuss a potential settlement. There are no assurances that a settlement acceptable to both parties will be reached.

Usual and Customary Pricing Litigation
The Company is defending a number of claims, lawsuits, and investigations alleging that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. The Company has accrued a total liability of $110 million for all usual and customary pricing litigation in Accrued expenses and other liabilities within the Consolidated Condensed Balance Sheets.

WBA Q2 2025 Form 10-Q	20

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

On March 19, 2024, the arbitrator issued a final award in the amount of $988 million including interest (the “Arbitration Award”). The Company disputed the alleged claims and the Arbitration Award in part because it was believed to be in contravention of a contractual cap on damages, which limits damages to $79 million. The Company petitioned a federal court in Delaware to vacate the Arbitration Award.

On February 10, 2025, the federal court in Delaware upheld the Arbitration Award. On February 24, 2025, the parties agreed to settle the matter for $595 million. The Company paid the settlement amount in full in February 2025.

Securities Claims Relating to VillageMD Investment
In July and September 2024, purported shareholders filed two putative class action lawsuits in the United States District Court for the Northern District of Illinois (Bhaila v. Walgreens Boots Alliance, Inc., 24-cv-05907; Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v Walgreens Boots Alliance, Inc., 24-cv-08559) against the Company and certain of its executives (together, for the purposes hereof, “Defendants”) alleging that Defendants violated securities laws by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the Company’s U.S. Retail Pharmacy and U.S. Healthcare segments. The two cases have been consolidated into a single action.

On December 20, 2024, the plaintiffs filed an amended complaint focusing their claims on alleged material misstatements or omissions regarding the performance of the Company’s investment in VillageMD. The amended complaint seeks monetary damages for alleged losses caused by decreases in the Company’s share price following certain disclosures about VillageMD’s performance and the Company’s intention to reduce its stake in VillageMD. Defendants have filed a motion to dismiss the lawsuit and intend to vigorously defend against it.

Shareholder Derivative Actions Relating to Alleged Material Misstatements Regarding Business Outlook
Three purported shareholders have filed derivative suits in the United States District Court for the Northern District of Illinois (Tobias v. Wentworth et al., 24-cv-07755 (Aug. 27, 2024); Hollin v. Wentworth et al., 24-cv-08244 (Sept. 10, 2024); Lovoi v. Wentworth et al., 24-cv-09110 (Sept. 27, 2024)) against the Company’s directors and certain of the Company’s officers, and against the Company as a nominal defendant (together, for purposes hereof, “Defendants”), alleging that the individual Defendants breached their fiduciary duties to the Company by willfully or recklessly making and/or causing the Company to make false and misleading statements related to the Company’s internal controls and overall expected performance, thereby artificially inflating the Company’s stock price. The complaints seek damages based on alleged overstatements of the Company’s expected revenue for fiscal 2024, as well as equitable relief including the institution of certain corporate governance measures. The three derivative suits have been consolidated into a single action.

WBA Q2 2025 Form 10-Q	21

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Shareholder Derivative Action Relating to Share Price and Share Repurchases
On December 4, 2024, two purported shareholders filed a derivative suit in the United States District Court for the District of Delaware (Switter v. Wentworth, et al., 24-cv-01314 (Dec. 4, 2024)) against certain of the Company’s current and former directors and officers, and against the Company as a nominal defendant (together, for purposes hereof, the “Defendants”). The plaintiffs allege, among other things, that the individual Defendants violated securities laws, breached their fiduciary duties to the Company and were unjustly enriched as a result of alleged misleading statements about the Company’s expected financial performance and business outlook, particularly with respect to the Company’s U.S. Healthcare segment. Plaintiffs also allege that the Company overpaid as a result of repurchasing shares of its common stock at artificially inflated prices. The complaint seeks, on behalf of the Company, damages sustained by the Company as a result of the allegations, certain changes to the Company’s governance policies, equitable and/or injunctive relief and restitution and disgorgement of profits obtained by the Defendants.

Securities Claim Regarding the Company’s Controlled Substances Dispensing Practices
On January 30, 2025, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois (Klein v. Walgreens Boots Alliance, Inc., 25-cv-01058) against the Company and certain of its executives and directors (together, for the purposes hereof, “Defendants”) alleging that Defendants violated securities laws by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the Company’s compliance with laws governing the dispensing of controlled substances. The complaint seeks damages for alleged losses caused by the drop in the Company’s share price following the DOJ’s January 16, 2025 lawsuit relating to the Company’s dispensing of controlled substances. Defendants intend to vigorously defend against the lawsuit.

Note 10. Income taxes

The effective tax rate for the three months ended February 28, 2025 was a benefit of 5.0%, due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, valuation allowance recorded against U.S. federal and state deferred tax assets generated in the current year, and tax on non-U.S. earnings. The effective tax rate for the three months ended February 29, 2024 was a benefit of 6.0% due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S. tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of deferred tax assets in foreign jurisdictions, net of valuation allowance.

The effective tax rate for the six months ended February 28, 2025 was a benefit of 3.1%, due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, valuation allowance recorded against U.S. federal and state deferred tax assets generated in the current year, and tax on non-U.S. earnings. The effective tax rate for the six months ended February 29, 2024 was a benefit of 6.4%, due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S. tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of tax basis in assets in foreign jurisdictions, net of valuation allowance.

Income taxes paid, net of cash refunds received, for the six months ended February 28, 2025 and February 29, 2024 were $203 million and $216 million, respectively.

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

WBA Q2 2025 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Under the BPA, the Trustee acquired a bulk annuity policy (the “Buy-In”) from Legal & General which will fund ongoing and future pension benefit payments to the Boots Plan members. The BPA is being funded through the existing Boots Plan assets, as well as accelerated and incremental pre-tax contributions by the Company to the Boots Plan. As of February 28, 2025, the Company has made approximately $441 million of contributions related to the Buy-In. The Company estimates it will make remaining contributions of approximately $410 million to $470 million by the end of fiscal 2026.

Components of net periodic pension cost for the defined benefit pension plans (in millions):

		Three months ended		Six months ended
	Location in Consolidated Condensed Statements of Earnings	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Service costs	Selling, general and administrative expenses	$(1)	$1	$2	$2
Interest costs	Other income (expense), net	61	64	124	134
Expected returns on plan assets/other	Other income (expense), net	(60)	(63)	(122)	(136)
Total net periodic pension cost		$—	$3	$3	$—

Note 12. Accumulated other comprehensive loss

The following is a summary of net changes in accumulated other comprehensive loss (“AOCI”) by component and net of tax for the three and six months ended February 28, 2025 and February 29, 2024 (in millions):

	Pension/ post-retirement obligations	Net investment hedges gain	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2024	$(702)	$107	$(58)	$(2,318)	$(2,971)
Other comprehensive income (loss) before reclassification adjustments	—	2	(42)	1	(40)
Amounts reclassified from AOCI	5	—	37	—	41
Tax provision	(1)	—	(9)	—	(10)
Net change in other comprehensive income (loss)	4	2	(15)	1	(9)
Balance at February 28, 2025	$(698)	$109	$(73)	$(2,317)	$(2,980)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges and other	Net investment hedges gain	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2024	$(706)	$(1)	$15	$(88)	$(2,118)	$(2,897)
Other comprehensive income (loss) before reclassification adjustments	—	1	94	(13)	(199)	(117)
Amounts reclassified from AOCI	9	—	—	37	—	46
Tax provision	(2)	—	—	(9)	—	(11)
Net change in other comprehensive income (loss)	7	1	94	15	(199)	(83)
Balance at February 28, 2025	$(698)	$—	$109	$(73)	$(2,317)	$(2,980)

WBA Q2 2025 Form 10-Q	23

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges and other	Net investment hedges gain (loss)	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at November 30, 2023	$(642)	$(1)	$86	$(147)	$(2,291)	$(2,995)
Other comprehensive income (loss) before reclassification adjustments	51	—	(1)	41	17	108
Amounts reclassified from AOCI	(4)	1	—	20	—	17
Tax provision	(12)	—	—	(14)	—	(26)
Net change in other comprehensive income (loss)	34	—	(1)	48	17	99
Balance at February 29, 2024	$(608)	$—	$85	$(100)	$(2,274)	$(2,897)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges and other	Net investment hedges gain (loss)	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2023	$(698)	$(6)	$83	$(132)	$(2,240)	$(2,993)
Other comprehensive income (loss) before reclassification adjustments	127	—	7	13	(31)	117
Amounts reclassified from AOCI	(7)	5	(4)	28	(2)	20
Tax provision	(31)	—	(1)	(9)	—	(40)
Net change in other comprehensive income (loss)	90	5	2	33	(34)	96
Balance at February 29, 2024	$(608)	$—	$85	$(100)	$(2,274)	$(2,897)

Note 13. Segment reporting

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

WBA Q2 2025 Form 10-Q	24

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

The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales:
U.S. Retail Pharmacy
Pharmacy	$23,432	$21,508	$48,143	$43,892
Retail	6,948	7,353	13,103	13,913
Total	$30,380	$28,861	$61,246	$57,805

International
Pharmacy	$837	$898	$1,749	$1,824
Retail	2,182	2,158	4,298	4,090
Wholesale	3,041	2,966	6,438	5,940
Total	$6,060	$6,022	$12,485	$11,854

U.S. Healthcare	$2,152	$2,176	$4,325	$4,107

Corporate and Other [1]	$(4)	$(6)	$(8)	$(6)

Walgreens Boots Alliance, Inc.	$38,588	$37,052	$78,048	$73,760

Adjusted operating income:
U.S. Retail Pharmacy	$487	$752	$928	$1,446
International	234	245	401	387
U.S. Healthcare	117	(34)	142	(129)
Corporate and Other	(52)	(63)	(93)	(117)
Walgreens Boots Alliance, Inc.	$785	$900	$1,378	$1,588

1.Includes certain eliminations.

WBA Q2 2025 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles adjusted operating income to operating loss (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Adjusted operating income (Non-GAAP measure)	$785	$900	$1,378	$1,588
Impairment of goodwill, intangibles and long-lived assets	(5,343)	(13,090)	(5,343)	(13,090)
Acquisition-related amortization	(250)	(270)	(520)	(545)
Acquisition and disposition-related costs	(94)	(249)	(198)	(412)
Certain legal and regulatory accruals and settlements	(548)	(242)	(607)	(324)
Transformational cost management	(3)	(197)	12	(306)
Adjustments to equity earnings in Cencora	(33)	(22)	(109)	(72)
LIFO provision	(12)	—	(24)	(48)
Footprint optimization	(68)	—	(400)	—
Operating loss (GAAP)	$(5,567)	$(13,171)	$(5,812)	$(13,209)

Note 14. Related parties

The Company has a long-term pharmaceutical distribution agreement with Cencora pursuant to which the Company sources branded and generic pharmaceutical products from Cencora. Additionally, Cencora receives sourcing services for generic pharmaceutical products.

Related party transactions with Cencora (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Purchases, net	$19,077	$17,804	$39,116	$36,114

	February 28, 2025	August 31, 2024
Trade accounts payable, net of receivables	$9,006	$9,259

On March 6, 2025, the Company entered into the Merger Agreement with Blazing Star Parent, LLC (“Parent”), Blazing Star Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Parent, and certain other affiliates of Parent.

In connection with the Merger Agreement, the Company’s Executive Chairman, Stefano Pessina, and his holding company, who in the aggregate own approximately 17% of the Company’s shares of outstanding common stock, entered into a voting agreement in favor of Parent and the Company and a reinvestment agreement with Parent and certain other affiliates of Parent. Under these agreements, Mr. Pessina and his holding company will vote all of their shares of the Company’s common stock in favor of the Merger Agreement (consistent with obligations under his existing shareholder’s agreement), subject to certain terms and conditions contained therein, and will reinvest all of their cash consideration received in the transaction, in addition to an incremental cash investment, into the acquiring company. Each of Mr. Pessina and John Lederer, one of the Company’s directors and an affiliate of Sycamore Partners Management, L.P., the beneficial owner of Parent and Merger Sub, were recused from the deliberations, evaluation and approval of the transaction by the Company’s Board of Directors. See Note 16. Subsequent events for further information.

WBA Q2 2025 Form 10-Q	26

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Supplemental information

Cash, cash equivalents and restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. The following represents a reconciliation of cash, cash equivalents, and restricted cash in the Consolidated Condensed Balance Sheets to total Cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of February 28, 2025 and August 31, 2024, respectively (in millions):

	February 28, 2025	August 31, 2024
Cash and cash equivalents	$702	$1,319
Marketable securities	430	1,790
Restricted cash (included in other current and non-current assets)	109	110
Cash, cash equivalents and restricted cash	$1,241	$3,218

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $5.0 billion and $4.8 billion at February 28, 2025 and August 31, 2024, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from Cencora, were $1.0 billion at February 28, 2025 and August 31, 2024. See Note 14. Related parties for further information.

Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Depreciation expense	$357	$374	$727	$751
Intangible assets amortization	254	239	509	478
Total depreciation and amortization expense	$611	$613	$1,236	$1,230

Redeemable non-controlling interests
The following represents a roll forward of the redeemable non-controlling interest in the Consolidated Condensed Balance Sheets (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Opening balance	$106	$169	$174	$167
Acquisition of non-controlling interests	—	—	(33)	—
Net income (loss) attributable to redeemable non-controlling interests	(2)	2	(3)	2
Redemption price adjustments and other [1]	—	2	(34)	4
Ending balance	$104	$172	$104	$172

1.Remeasurement of non-controlling interests, probable of redemption but not currently redeemable, to their redemption value, is recorded in Paid in capital within the Consolidated Condensed Balance Sheets.

WBA Q2 2025 Form 10-Q	27

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

The Company attributes VillageMD earnings and losses to non-controlling interests using the hypothetical-liquidation book value (“HLBV”) method, which is a balance sheet-oriented approach. Under the HLBV method, VillageMD income and losses are attributed to each unit based on changes to the amounts that each unit would hypothetically receive at each period end under the liquidation provisions of the VillageMD Amended and Restated Limited Liability Company Agreement, assuming the net assets of VillageMD were liquidated at their carrying values determined in accordance with GAAP. The proportion of earnings and losses attributed to non-controlling interests under HLBV is subject to change as VillageMD net assets change. As of February 28, 2025, the Company’s preference from the VillageMD Secured Loan exceeds VillageMD’s net assets. As a result, future earnings and losses of VillageMD will be fully attributed to the Company.

Earnings per share
Earnings per share is computed using the treasury stock method. During the three and six months ended February 28, 2025 there were 36 million and 32 million stock options, performance shares, and restricted stock units, respectively, that were excluded from the calculation of earnings per share as the effect of including them would be anti-dilutive, compared to 23 million and 21 million for the three and six months ended February 29, 2024, respectively.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2025	2024
November	$0.2500	$0.4800
February	—	0.2500
Total	$0.2500	$0.7300

In the three months ended February 28, 2025, the Company’s Board of Directors suspended the Company’s cash dividend paid to stockholders on a quarterly basis. The decision reflects management’s ongoing efforts to evaluate and refine the Company’s capital allocation policy in alignment with the Company’s broader long-term turnaround efforts.

Note 16. Subsequent events

Plan of Merger
On March 6, 2025, the Company entered into the Merger Agreement with Parent, Merger Sub, and certain other affiliates of Parent (collectively with Parent and Merger Sub, the “Parent Entities”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, except treasury stock, shares held by Parent or its affiliates and shares as to which appraisal rights have been properly exercised, will convert into the right to receive $11.45 in cash without interest, and one Divested Asset Proceed Right (“DAP Right”). Each DAP Right will entitle its holder to receive 70% of the net proceeds from any monetization of the Company’s equity or debt interests in Village Practice Management Company Holdings, LLC and its subsidiaries, up to $3.00 per DAP Right, subject to the terms and conditions of the Divested Asset Proceed Rights Agreement. The Merger Agreement includes a 35-day “go-shop” period from March 6 to April 10, 2025, allowing the Company to solicit alternative acquisition proposals.

WBA Q2 2025 Form 10-Q	28

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The parties intend to complete certain pre-closing transactions at an initial closing that will take place on the business day immediately prior to the closing (the “Initial Closing”). The Initial Closing is conditioned on certain conditions, including (i) the adoption of the Merger Agreement by (a) the holders of a majority of the outstanding common stock of the Company and (b) the holders of a majority of the outstanding shares of the Company’s common stock cast by the unaffiliated Company stockholders at the special meeting of the Company’s stockholders, (ii) certain regulatory approvals and filings (including the expiration of any waiting periods in respect thereof), and (iii) other customary conditions. Stefano Pessina, Executive Chairman, who controls approximately 17% of the Company’s common stock, has agreed to vote in favor of the adoption of the Merger Agreement, subject to the terms and conditions of the Voting Agreement, and reinvest his proceeds from the Merger plus an additional cash investment into certain entities to be formed by affiliates of Parent in connection with the Merger. The closing of the Merger (the “Merger Closing”) will occur on the business day immediately following the Initial Closing, currently expected in the fourth quarter of calendar year 2025.

The Merger Agreement contains certain customary termination rights, including if the Merger is not completed by March 6, 2026 (extendable to June 6, 2026 and further under certain conditions) and by mutual written consent, among others. Upon termination of the Merger Agreement under specified circumstances, the Parent Entities will be required to pay the Company a termination fee equal to $560 million. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent (or one or more of its designees) a termination fee of either $158 million or $316 million or the documented out-of-pocket expenses of the Parent Parties and their affiliates, up to a maximum amount of $30 million. The Company also expects to incur significant costs for professional services and other transaction-related expenses in connection with the Merger, though the exact amount of these expenses cannot be quantified at this point.

VPF settlement
In March 2025, the Company settled VPF derivative contracts through the delivery of an aggregate 2.2 million shares of Cencora common stock to financial institutions. As part of the settlement, the Company received cash proceeds of $103 million and recognized a gain of $378 million within Other income (expense), net.

WBA Q2 2025 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Walgreens Boots Alliance, Inc. and its subsidiaries (“Walgreens Boots Alliance”) should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2024 (the “2024 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements that involve risks and uncertainties. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” below and in Item 1A, Risk factors, in our 2024 10-K, as amended and supplemented by the risk factors set forth below in Item 1A, Risk factors. References herein to the “Company,” “we,” “us,” or “our” refer to Walgreens Boots Alliance and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

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
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

WBA Q2 2025 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: uncertainties related to the announcement and completion of the proposed Merger, including: the risk that the proposed transaction may not be completed in a timely manner or at all, the ability of affiliates of Sycamore Partners to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the proposed transaction, the failure to satisfy any of the conditions to the consummation of the proposed transaction, including the receipt of certain regulatory approvals and stockholder approval, the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the transaction agreements, including in circumstances requiring the Company to pay a termination fee, the effect of the announcement or pendency of the proposed transaction on the Company’s business relationships, operating results and business generally, the risk that the proposed transaction disrupts the Company’s current plans and operations; the Company’s ability to retain and hire key personnel and maintain relationships with key business partners and customers, and others with whom it does business, risks related to diverting management’s attention from the Company’s ongoing business operations, significant or unexpected costs, charges or expenses resulting from the proposed transaction, potential litigation relating to the proposed transaction that could be instituted against the parties to the transaction agreements or their respective directors, managers or officers, including the effects of any outcomes related thereto, uncertainties related to the continued availability of capital and financing and rating agency actions, certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions, uncertainty as to timing of completion of the proposed transaction, the risk that the holders of Divested Asset Proceed Rights will receive less-than-anticipated payments or no payments with respect to the Divested Asset Proceed Rights after the closing of the proposed transaction and that such rights will expire valueless, the impact of adverse general and industry-specific economic and market conditions; the impact of opioid-related claims and litigation settlements; the impact of adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions and pandemics like COVID-19 on our operations and financial results; the financial performance of our equity method investees, including Cencora, Inc. (“Cencora”); the financial performance of our consolidated subsidiaries in the United States (“U.S.”) Healthcare segment; the amount of goodwill, intangible, and other long-lived asset impairment charges (which are based in part on estimates of future performance); the influence of certain holidays; seasonality; foreign currency rates; changes in the National Average Drug Acquisition Cost (“NADAC”) benchmark pricing; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; evaluating and completing other strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations (to the extent permitted by the Merger Agreement); monetization efforts with respect to non-strategic assets; changes in laws and regulations, including the tax law changes in the U.S. and the United Kingdom (“UK”); changes in recoverability of deferred tax assets; changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK’s withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the expected execution and effect of our business strategies, including the breadth, timing and impact of the actions related to our strategic review; the timing and magnitude of cost reduction initiatives, including under our Footprint Optimization Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; adjustments to Centers for Medicare and Medicaid Services, Medicare Advantage and Medicare rates; shifts in consumer behavior and buying preferences; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes to management, including turnover of our top executives, and our ability to attract and retain qualified associates in the markets in which the Company operates.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

WBA Q2 2025 Form 10-Q	31

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

In fiscal 2025, the Company began to take action on its fiscal 2025 opportunities, including:

•Advancing efforts to control costs by closing stores under the Company’s, multi-year Footprint Optimization Program, expanding centralized service capacity to drive operational benefits across the footprint, using improved labor models, optimizing productivity of micro-fulfillment centers, and reducing capital expenditures in the U.S. Retail Pharmacy and U.S. Healthcare segments. Store closures are expected to continue to progress in the remainder of fiscal 2025.
•Working to stabilize pharmacy margins by contracting with partners that incorporate levers intended to lessen reimbursement risk. The Company remains engaged in procurement contract discussions and is pursuing other discussions with our partners to be compensated for services beyond pharmaceutical dispensing.
•Re-evaluating the U.S. Retail Pharmacy sales strategy. The Company has launched initial merchandising and inventory management efforts, including the addition of new owned brand products, and plans to continue to increase owned brand item penetration, with other merchandising initiatives planned to ramp up in the second half of the fiscal year. Certain of the Company’s other retail initiatives have not generated the expected benefits and require further refinement. Retail sales have declined due to a weaker cough, cold, and flu season, lower sales in discretionary categories, and a challenging consumer spending environment. The Company anticipates the retail environment to remain challenging.
•Continuing to monetize non-core assets and manage liquidity, such as through the sale of the Company’s investment in BrightSpring Health Services (“BrightSpring”) and accelerating the settlement of certain variable prepaid forward (“VPF”) transactions.

VillageMD
The Company is currently evaluating a variety of options with respect to VillageMD in light of ongoing investments by the Company in VillageMD’s businesses and VillageMD’s substantial ongoing and expected future cash requirements. These options could include a sale of all or part of the VillageMD businesses, possible restructuring options and other strategic opportunities. VillageMD has initiated a sale process for legacy Village Medical, which excludes Summit CityMD Holdco LLC (“Summit”), however there can be no assurances that a sale will be completed on terms acceptable to the Company, or at all.

Goodwill, Intangible, and Other Long-Lived Asset Impairments
In the three months ended February 28, 2025, the Company completed interim goodwill impairment assessments for multiple reporting units, including VillageMD, U.S. Retail Pharmacy, and CareCentrix. As a result, the Company recognized a goodwill and long-lived asset impairment charge of $3.0 billion, prior to attribution of loss to non-controlling interests, related to its VillageMD reporting unit. This impairment of the VillageMD reporting unit is based on its estimated fair value as of February 28, 2025, which is not necessarily representative of the price to be received in connection with any future sale transactions relating to the VillageMD reporting unit, if any such transactions should occur. The Company also recognized goodwill impairment charges of $2.0 billion and $178 million related to its U.S. Retail Pharmacy and CareCentrix reporting units, respectively, and an impairment loss of $115 million related to indefinite-lived pharmacy license and trade name intangible assets in the Boots reporting unit, as part of the International segment. See Note 5. Goodwill and other intangible assets to the Consolidated Condensed Financial Statements for further information.

See the information contained in Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” of the 2024 Form 10-K for further discussion of the Company’s strategic and operational review of its business and strategy.

WBA Q2 2025 Form 10-Q	32

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
RECENT DEVELOPMENTS

Plan of Merger
On March 6, 2025, the Company entered into a Merger Agreement with Blazing Star Parent, LLC (“Parent”), Blazing Star Merger Sub, Inc. (“Merger Sub”) and certain affiliates of Parent, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company with the Company surviving the merger as a wholly owned subsidiary of Parent. Shareholders will receive $11.45 per share in cash without interest and a Divested Asset Proceed Right worth up to $3.00 per share based on the monetization of the Company’s equity or debt securities in Village Practice Management Company Holdings, LLC and its subsidiaries. The merger is expected to close in the fourth quarter of calendar 2025, pending shareholder and regulatory approvals. Upon completion of the transaction, the Company common stock will no longer be listed on the Nasdaq Stock Market, and the Company will become a private company.

See Note 14. Related parties and Note 16. Subsequent events to the Consolidated Condensed Financial Statements for further information.

Dividend suspension
On January 30, 2025, the Company’s Board of Directors suspended the Company’s cash dividend paid to stockholders on a quarterly basis. The decision reflects management’s ongoing efforts to evaluate and refine the Company’s capital allocation policy in alignment with the Company’s broader long-term turnaround efforts.

Early settlement of VPF derivative contracts and sale of Cencora common stock
During the three months ended February 28, 2025, the Company early settled certain VPF derivative contracts with third-party financial institutions in which the Company had pledged Cencora common stock as collateral. The contracts were net share settled early through the delivery of an aggregate 6.1 million shares of Cencora common stock to financial institutions, with the Company retaining 1.3 million of unencumbered shares. Concurrent with the early settlement of the VPF derivative contracts, the Company executed a sale of 1.3 million shares of Cencora common stock for the total consideration of approximately $315 million.

See Note 4. Equity method investments and Note 7. Financial instruments to the Consolidated Condensed Financial Statements for further information.

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

See Note 6. Debt to the Consolidated Condensed Financial Statements for further information.

BrightSpring sale
During the three and six months ended February 28, 2025, the Company sold shares of BrightSpring common stock for total consideration of approximately $254 million and $383 million, respectively.

See Note 4. Equity method investments to the Consolidated Condensed Financial Statements for further information.

WBA Q2 2025 Form 10-Q	33

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales	$38,588	$37,052	$78,048	$73,760
Gross profit	6,935	7,041	13,714	13,811
Selling, general and administrative expenses	8,891	7,920	15,906	14,772
Impairment of goodwill	3,653	12,369	3,653	12,369
Equity earnings in Cencora	42	79	33	120
Operating loss (GAAP)	(5,567)	(13,171)	(5,812)	(13,209)
Adjusted operating income (Non-GAAP measure) [1]	785	900	1,378	1,588
Loss before interest and income tax benefit	(4,117)	(12,976)	(4,532)	(13,235)
Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP)	(2,853)	(5,908)	(3,118)	(5,975)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	543	1,036	983	1,607
Diluted net loss per common share (GAAP)	(3.30)	(6.85)	(3.61)	(6.93)
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	0.63	1.20	1.13	1.86

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales	4.1	6.3	5.8	8.1
Gross profit	(1.5)	(0.2)	(0.7)	(1.4)
Selling, general and administrative expenses [2]	(38.2)	192.6	(27.9)	35.1
Operating loss (GAAP)	(57.7)	NM	(56.0)	121.8
Adjusted operating income (Non-GAAP measure) [1]	(12.8)	(25.9)	(13.2)	(28.8)
Loss before interest and income tax benefit	(68.3)	NM	(65.8)	NM
Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP)	(51.7)	NM	(47.8)	98.0
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	(47.6)	3.5	(38.8)	(19.8)
Diluted net loss per common share (GAAP)	(51.8)	NM	(47.9)	98.0
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	(47.7)	3.4	(39.0)	(19.9)

WBA Q2 2025 Form 10-Q	34

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Gross margin	18.0	19.0	17.6	18.7
Selling, general and administrative expenses [2]	32.5	54.8	25.1	36.8

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Includes goodwill impairment of $3.7 billion and $12.4 billion in the three and six month periods ended February 28, 2025 and February 29, 2024, respectively.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WBA Q2 2025 Form 10-Q	35

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP) for the three months ended February 28, 2025 compared to three months ended February 29, 2024
Net loss attributable to the Company for the three months ended February 28, 2025 was $2.9 billion, a decrease of $3.1 billion compared to the year-ago quarter. Net loss per share was $3.30, a decrease of $3.55 compared to the year-ago quarter. Net loss and net loss per share in the current quarter reflect a $4.2 billion non-cash impairment charge attributable to WBA, net of tax and non-controlling interest, related to goodwill, intangible, and other long-lived assets primarily at U.S. Retail Pharmacy and VillageMD, partly offset by $1.0 billion of after-tax gains on early settlement of variable prepaid forward derivatives related to the monetization of Cencora shares and gains on investments in BrightSpring. Net loss and net loss per share in the year-ago quarter reflect a $12.4 billion non-cash impairment charge related to VillageMD goodwill, which resulted in a $5.8 billion charge attributable to WBA, net of tax and non-controlling interest, and a $455 million non-cash impairment charge related to certain long-lived assets in the U.S. Retail Pharmacy segment.

Operating loss was $5.6 billion for the three months ended February 28, 2025 compared to operating loss of $13.2 billion in the year-ago quarter, a decrease of $7.6 billion. The decrease in operating loss reflects a $12.4 billion non-cash impairment charge related to VillageMD goodwill and a $455 million non-cash impairment charge related to certain long-lived assets in the U.S. Retail Pharmacy segment in the year-ago quarter, continued cost savings within U.S. Retail Pharmacy and growth in the U.S. Healthcare segment. This decrease is partly offset by a $3.0 billion non-cash impairment charge related to VillageMD goodwill, intangibles and other long-lived assets in the current quarter, a $2.3 billion non-cash impairment charge, primarily related to U.S. Retail Pharmacy goodwill, higher legal settlements and lower retail sales in the U.S. in the current quarter and sale-leaseback gains in the year-ago quarter.

Other income, net for the three months ended February 28, 2025 was $1.5 billion compared to $195 million for the year-ago quarter, an increase of $1.3 billion. The increase in other income reflects gains on early settlement of variable prepaid forward derivatives related to the monetization of Cencora shares and gains on investments in BrightSpring, partly offset by lower gains from the partial sale of the Company’s equity method investment in Cencora.

Interest expense, net was $129 million and $138 million for the three months ended February 28, 2025 and February 29, 2024, respectively. The decrease in interest expense was primarily due to lower net borrowings in the current quarter offset by gain on early extinguishment of debt in the year-ago quarter.

The effective tax rate for the three months ended February 28, 2025 was a benefit of 5.0%, primarily due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, valuation allowance recorded against U.S. federal and state deferred tax assets generated in the current year, and tax on non-U.S. earnings. The effective tax rate for the three months ended February 29, 2024 was a benefit of 6.0%, primarily due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S. tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of deferred tax assets in foreign jurisdictions, net of valuation allowance.

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) for the three months ended February 28, 2025 compared to three months ended February 29, 2024
Adjusted net earnings attributable to the Company for the three months ended February 28, 2025 was $543 million, a decrease of $493 million compared to the year-ago quarter. Adjusted diluted net earnings per share for the three months ended February 28, 2025 was $0.63, a decrease of $0.57 compared to the year-ago quarter.

The decrease in adjusted net earnings for the three months ended February 28, 2025 primarily reflects an adjusted effective tax rate benefit in the year-ago quarter due to the recognition of deferred tax assets in foreign jurisdictions, lower U.S. retail sales in the current quarter, and sale-leaseback gains in the year-ago quarter. This is partly offset by continued cost savings within U.S. Retail Pharmacy and growth in the U.S. Healthcare segment in the current quarter.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2025 Form 10-Q	36

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP) for the six months ended February 28, 2025 compared to six months ended February 29, 2024
Net loss attributable to the Company for the six months ended February 28, 2025 was $3.1 billion, a decrease of $2.9 billion compared to the year-ago period. Net loss per share was $3.61, a decrease of $3.32 compared to the year-ago period. Net loss and net loss per share in the current period reflect a $4.2 billion non-cash impairment charge attributable to WBA, net of tax and non-controlling interest, related to goodwill, intangible, and other long-lived assets primarily at U.S. Retail Pharmacy and VillageMD, partly offset by $1.0 billion of after-tax gains on early settlement of variable prepaid forward derivatives related to the monetization of Cencora shares and gains on investments in BrightSpring. Net loss and net loss per share in the year-ago period reflect a $12.4 billion non-cash impairment charge related to VillageMD goodwill, which resulted in a $5.8 billion charge attributable to WBA, net of tax and non-controlling interest, and a $455 million non-cash impairment charge related to certain long-lived assets in the U.S. Retail Pharmacy segment.

Operating loss was $5.8 billion for the six months ended February 28, 2025 compared to operating loss of $13.2 billion in the year-ago period, a decrease of $7.4 billion. The decrease in operating loss reflects a $12.4 billion non-cash impairment charge related to VillageMD goodwill and a $455 million non-cash impairment charge related to certain long-lived assets in the U.S. Retail Pharmacy segment in the year-ago period, continued cost savings within U.S. Retail Pharmacy in the current period and growth in the U.S. Healthcare segment. This decrease is partly offset by a $3.0 billion non-cash impairment charge related to VillageMD goodwill, intangibles and other long-lived assets, a $2.3 billion non-cash impairment charge, primarily related to U.S. Retail Pharmacy goodwill, higher costs related to the Footprint Optimization Program in the U.S. Retail Pharmacy segment, lower retail sales in the U.S. and higher legal settlements in the current period and sale-leaseback gains in the year-ago period.

Other income, net for the six months ended February 28, 2025 was $1.3 billion compared to Other expense, net of $25 million in the year-ago period, an increase of $1.3 billion. The increase in Other income (expense), net reflects gains on early settlement of variable prepaid forward derivatives related to the monetization of Cencora shares and gains on investments in BrightSpring, partly offset by lower gains from the partial sale of the Company’s equity method investment in Cencora.

Interest expense, net was $251 million and $237 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The increase in interest expense was primarily the result of a gain on early extinguishment of debt in the year-ago period.

The effective tax rate for the six months ended February 28, 2025 was an benefit of 3.1%, primarily due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, valuation allowance recorded against U.S. federal and state deferred tax assets generated in the current year, and tax on non-U.S. earnings. The effective tax rate for the six months ended February 29, 2024 was a benefit of 6.4%, primarily due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S. tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of tax basis in assets in foreign jurisdictions, net of valuation allowance.

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) for the six months ended February 28, 2025 compared to six months ended February 29, 2024
Adjusted net earnings attributable to the Company for the six months ended February 28, 2025 was $983 million, a decrease of $624 million compared to the year-ago period. Adjusted diluted net earnings per share for the six months ended February 28, 2025 was $1.13, a decrease of $0.72 compared to the year-ago period.

The decrease in adjusted net earnings for the six months ended February 28, 2025 reflects lower U.S. retail sales in the current period, an adjusted effective tax rate benefit in the year-ago period due to the recognition of deferred tax assets in foreign jurisdictions, and sale-leaseback gains in the year-ago period. This is partly offset by continued cost savings within U.S. Retail Pharmacy and growth in the U.S. Healthcare segment in the current period.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2025 Form 10-Q	37

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

FINANCIAL PERFORMANCE	(in millions, except locations)
	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales	$30,380	$28,861	$61,246	$57,805
Gross profit	5,301	5,563	10,533	10,997
Selling, general and administrative expenses	5,636	5,938	10,842	11,117
Impairment of goodwill	2,008	—	2,008	—
Equity earnings in Cencora	42	79	33	120
Operating income (loss)	(2,301)	(297)	(2,284)	1
Adjusted operating income [1]	487	752	928	1,446

Number of prescriptions [2]	200.5	198.8	407.8	406.0
30-day equivalent prescriptions [2,3]	309.3	305.7	625.5	617.3
Number of locations at period end [4]	8,336	8,583	8,336	8,583

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales	5.3	4.7	6.0	5.5
Gross profit	(4.7)	(4.5)	(4.2)	(6.1)
Selling, general and administrative expenses [5]	28.7	7.4	15.6	(35.5)
Operating income (loss)	NM	NM	NM	NM
Adjusted operating income [1]	(35.2)	(29.5)	(35.8)	(33.4)

Comparable sales [6]	8.2	4.8	8.4	6.5
Pharmacy sales	8.9	8.2	9.7	9.5
Comparable pharmacy sales [6]	12.2	8.7	12.5	10.9
Retail sales	(5.5)	(4.5)	(5.8)	(5.3)
Comparable retail sales [6]	(2.8)	(4.3)	(3.6)	(4.6)
Comparable number of prescription [2,6]	3.5	0.9	2.1	0.1
Comparable 30-day equivalent prescriptions [2,3,6]	3.4	2.7	2.8	2.0

WBA Q2 2025 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Gross margin	17.4	19.3	17.2	19.0
Selling, general and administrative expenses	25.2	20.6	21.0	19.2

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
5Includes goodwill impairment of $2.0 billion in the three and six month periods ended February 28, 2025.
6Comparable sales are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales, comparable pharmacy sales, comparable retail sales, comparable number of prescriptions and comparable number of 30-day equivalent prescriptions refer to total sales, pharmacy sales, retail sales, number of prescriptions and number of 30-day equivalent prescriptions, respectively. The method of calculating comparable sales varies across the retail industry and our method of calculating comparable sales may not be the same as other retailers’ methods. The three and six months periods ended February 29, 2024 figures include an adjustment to remove February 29, 2024 results due to the leap year.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

Sales for the three months ended February 28, 2025 compared to three months ended February 29, 2024
Sales for the three months ended February 28, 2025 increased by 5.3 percent to $30.4 billion, driven by pharmacy sales growth and partly offset by lower retail sales. The Footprint Optimization Program negatively impacted total sales during the quarter. Comparable sales increased by 8.2 percent for the three months ended February 28, 2025.

Pharmacy sales increased by 8.9 percent for the three months ended February 28, 2025 and represented 77.1 percent of the segment’s sales, compared to 74.5 percent of the segment’s sales in the year-ago quarter. Pharmacy sales benefited from higher branded drug inflation and prescription volume. Comparable pharmacy sales increased 12.2 percent for the three months ended February 28, 2025, driven by higher branded drug inflation and prescription volume. Comparable 30-day equivalent prescriptions for the three months ended February 28, 2025, increased 3.4 percent from the year-ago quarter, while comparable prescriptions excluding immunizations increased 3.9 percent from the year-ago quarter. Total 30-day equivalent prescriptions filled in the quarter, including immunizations, were 309.3 million, an increase of 1.2 percent from the year-ago quarter.

Retail sales decreased by 5.5 percent for the three months ended February 28, 2025 and were 22.9 percent of the segment’s sales compared to 25.5 percent of the segment’s sales in the year-ago quarter. The decline in retail sales reflects the impact of Footprint Optimization related store closures, challenging macroeconomic-driven consumer trends, and a continued channel shift, including an approximate 2.3 percentage point impact from discretionary categories, including beauty, seasonal, and general merchandise. Cough, cold and flu season negatively impacted retail sales by approximately 45 basis points compared to the year-ago quarter, an improvement compared to the fiscal first quarter. Comparable retail sales decreased 2.8 percent in the three months ended February 28, 2025, reflecting an approximate 1.5 percentage point impact from discretionary categories, including beauty, seasonal, and general merchandise.

WBA Q2 2025 Form 10-Q	39

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating loss for the three months ended February 28, 2025 compared to operating loss for the three months ended February 29, 2024
Gross profit was $5.3 billion for the three months ended February 28, 2025 compared to $5.6 billion in the year-ago quarter. Gross profit decreased 4.7 percent, primarily driven by lower retail sales and pricing and promotions.

Selling, general and administrative expenses as a percentage of sales were 25.2 percent for the three months ended February 28, 2025 and 20.6 percent for the three months ended February 29, 2024. The increase was primarily driven by a $2.0 billion non-cash goodwill impairment charge and higher legal settlements in the current quarter and sale-leaseback gains in the year-ago quarter, partially offset by cost savings in the current quarter and a non-cash impairment charge related to certain long-lived assets in the year-ago quarter.

Operating loss for the three months ended February 28, 2025 was $2.3 billion, compared to operating loss of $297 million in the year-ago quarter. The decrease was primarily driven by higher Selling, general, and administrative expenses and lower retail sales in the current quarter.

Adjusted operating income for the three months ended February 28, 2025 compared to the three months ended February 29, 2024
Adjusted operating income for the three months ended February 28, 2025 decreased to $487 million. The decrease reflects lower retail sales and lower Cencora equity income in the current quarter, $112 million sale-leaseback gains in the year-ago quarter, partially offset by cost savings in the current quarter.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 28, 2025 compared to six months ended February 29, 2024
Sales for the six months ended February 28, 2025 increased by 6.0 percent to $61.2 billion, driven by pharmacy sales growth and partly offset by lower retail sales. The Footprint Optimization Program negatively impacted total sales during the period. Comparable sales increased by 8.4 percent for the six months ended February 28, 2025.

Pharmacy sales increased by 9.7 percent for the six months ended February 28, 2025 and represented 78.6 percent of the segment’s sales, compared to 75.9 percent of the segment’s sales in the year-ago period. Pharmacy sales benefited from higher branded drug inflation and prescription volume, partly offset by lower vaccine volume. Comparable pharmacy sales increased 12.5 percent for the six months ended February 28, 2025, driven by higher branded drug inflation and prescription volume, partly offset by lower vaccine volume. Comparable 30-day equivalent prescriptions for the six months ended February 28, 2025, increased 2.8 percent from the year-ago period, while comparable prescriptions excluding immunizations increased 3.7 percent from the year-ago period. Total 30-day equivalent prescriptions filled in the period, including immunizations, were 625.5 million, an increase of 1.3 percent versus the year-ago period.

Retail sales decreased by 5.8 percent for the six months ended February 28, 2025 and were 21.4 percent of the segment’s sales compared to 24.1 percent of the segment’s sales in the year-ago period. The decline in retail sales reflects the impact of Footprint Optimization related store closures, challenging macroeconomic-driven consumer trends, and a continued channel shift, including an approximate 2.2 percentage point impact from discretionary categories, including beauty, seasonal, and general merchandise and an approximate 1.9 percentage point impact from a weaker cough, cold and flu and respiratory season. Comparable retail sales decreased 3.6 percent in the six months ended February 28, 2025, and includes an approximate 1.5 percentage point impact from a weaker cough, cold and flu and respiratory season and an approximate 1.4 percentage point impact from discretionary categories.

Operating loss for the six months ended February 28, 2025 compared to operating income for the six months ended February 29, 2024
Gross profit was $10.5 billion for the six months ended February 28, 2025 compared to $11.0 billion in the year-ago period. Gross profit decreased 4.2 percent, primarily driven by lower retail sales and pricing and promotions.

Selling, general and administrative expenses as a percentage of sales were 21.0 percent for the six months ended February 28, 2025 and 19.2 percent for the six months ended February 29, 2024. The increase was primarily driven by a $2.0 billion non-cash goodwill impairment charge, higher legal settlements, higher non-cash costs related to the Footprint Optimization Program in the current period, and sale-leaseback gains in the year-ago period, partially offset by cost savings in the current period and non-cash impairment charge related to certain long-lived assets in the year-ago period.

WBA Q2 2025 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating loss for the six months ended February 28, 2025 was $2.3 billion, compared $1.0 million of operating income in the year-ago period. The decrease was primarily driven by a $2.0 billion non-cash goodwill impairment charge, lower retail sales, higher legal settlements, higher non-cash costs related to the Footprint Optimization Program, lower Cencora equity income in the current period, and sale-leaseback gains in the year-ago period, partially offset by cost savings in the current period and a non-cash impairment charge related to certain long-lived assets in the year-ago period.

Adjusted operating income for the six months ended February 28, 2025 compared to six months ended 2024
Adjusted operating income for the six months ended February 28, 2025 decreased to $928 million. The decrease reflects lower retail sales, and lower Cencora equity income in the current period, $272 million sale-leaseback gains in the year-ago period, partially offset by cost savings in the current period.

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

WBA Q2 2025 Form 10-Q	41

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE	(in millions, except locations)
	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales	$6,060	$6,022	$12,485	$11,854
Gross profit	1,285	1,287	2,588	2,498
Selling, general and administrative expenses	1,185	1,078	2,346	2,173
Operating income	101	209	242	325
Adjusted operating income [1]	234	245	401	387

Number of locations at period end [2]	3,320	3,495	3,320	3,495

	Percentage increases (decreases)
	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales	0.6	6.6	5.3	9.4
Gross profit	(0.1)	7.4	3.6	11.1
Selling, general and administrative expenses	9.9	27.5	8.0	21.4
Operating income	(51.7)	(40.9)	(25.5)	(29.2)
Adjusted operating income [1]	(4.7)	(30.3)	3.6	(17.3)

Comparable sales in constant currency [3]	4.2	5.0	5.8	5.8
Pharmacy sales	(6.7)	(0.1)	(4.1)	3.3
Comparable pharmacy sales in constant currency [3]	3.6	2.6	5.9	2.1
Retail sales	1.1	8.3	5.1	12.3
Comparable retail sales in constant currency [3]	4.5	6.1	5.8	7.5

	Percent to sales
	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Gross margin	21.2	21.4	20.7	21.1
Selling, general and administrative expenses	19.5	17.9	18.8	18.3

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Includes only operating retail stores.

WBA Q2 2025 Form 10-Q	42

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

Sales for the three months ended February 28, 2025 compared to three months ended February 29, 2024
Sales for the three months ended February 28, 2025 increased 0.6 percent to $6.1 billion. The adverse impact of currency translation on sales was 3.5 percentage points. Sales increased 4.1 percent on a constant currency basis, with the Germany wholesale business growing 7.2 percent and Boots UK sales growing 1.6 percent.

Pharmacy sales decreased 6.7 percent in the three months ended February 28, 2025. The adverse impact of currency translation on pharmacy sales was 3.9 percentage points. The decrease in pharmacy sales reflects the adverse impact of National Health Service (“NHS”) volume and reimbursement levels, including the impact from store closures, partially offset by increased demand for pharmacy services in the UK. Comparable pharmacy sales in constant currency increased 3.6 percent compared to the year-ago quarter, reflecting Boots UK comparable pharmacy sales in constant currency increasing 5.0 percent driven by increased demand for pharmacy services. Pharmacy sales represented 13.8 percent of the segment’s sales compared to 14.9 percent in the year-ago quarter.

Retail sales increased 1.1 percent for the three months ended February 28, 2025, reflecting growth across all categories and strong retail performance in Boots UK. The adverse impact of currency translation on retail sales was 1.7 percentage points. Comparable retail sales in constant currency increased 4.5 percent, reflecting Boots UK comparable retail sales in constant currency increasing 5.1 percent compared to the year-ago quarter with growth across all categories. Boots.com continued to perform strongly, with sales growing 19.5 percent, or 20.4 percent on a constant currency basis, representing over 20 percent of Boots total retail sales. Retail sales represented 36.0 percent of the segment’s sales, compared to 35.8 percent in the year-ago quarter.

Pharmaceutical wholesale sales increased 2.5 percent for the three months ended February 28, 2025. The adverse impact of currency translation on pharmaceutical wholesale sales was 4.6 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales represents market growth in Germany. Pharmaceutical wholesales sales represented 50.2 percent of the segment’s sales compared to 49.3 percent in the year-ago quarter.

Operating income for the three months ended February 28, 2025 compared to three months ended February 29, 2024
Gross profit decreased 0.1 percent for the three months ended February 28, 2025. Gross profit was adversely impacted by 2.6 percentage points, or $33 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to strong retail performance in Boots UK and market growth in Germany.

Selling, general and administrative expenses in the quarter increased 9.9 percent from the year-ago quarter to $1.2 billion. Selling, general and administrative expenses were favorably impacted by 2.7 percentage points, or $30 million, as a result of currency translation. Excluding the impact of currency translation, the increase reflects pharmacy license intangible assets impairment in the UK, cost inflation, primarily driven by payroll along with technology investments.

Operating income for the three months ended February 28, 2025 decreased 51.7 percent to $101 million. Operating income was adversely impacted by 1.6 percentage points as a result of currency translation. Excluding the impact of currency translation, the decrease in operating income reflects pharmacy license intangible assets impairment in the UK, cost inflation, primarily driven by payroll along with technology investments, partially offset by strong retail performance in Boots UK and market growth in Germany.

WBA Q2 2025 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating income for the three months ended February 28, 2025 compared to three months ended February 29, 2024
Adjusted operating income for the three months ended February 28, 2025 decreased 4.7 percent to $234 million. Adjusted operating income in the quarter was adversely impacted by 2.1 percentage points as a result of currency translation. Excluding the impact of currency translation, the decrease in adjusted operating income reflects cost inflation, primarily driven by payroll along with technology investments, partially offset by strong retail performance in Boots UK and market growth in Germany.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 28, 2025 compared to six months ended February 29, 2024
Sales for the six months ended February 28, 2025 increased 5.3 percent to $12.5 billion. Sales increased 5.3 percent on a constant currency basis, with the Germany wholesale business growing 9.3 percent and Boots UK sales growing 3.0 percent.

Pharmacy sales decreased 4.1 percent in the six months ended February 28, 2025. The adverse impact of currency translation on pharmacy sales was 0.4 percentage points. The decrease in pharmacy sales reflects the adverse impact of NHS volume and reimbursement levels, including the impact from store closures, partially offset by increased demand for pharmacy services in the UK. Comparable pharmacy sales in constant currency increased 5.9 percent compared to the year-ago period, reflecting Boots UK comparable pharmacy sales in constant currency increasing 7.9 percent driven by increased demand for pharmacy services and stronger pharmacy volumes. Pharmacy sales represented 14.0 percent of the segment’s sales compared to 15.4 percent in the year-ago period.

Retail sales increased 5.1 percent for the six months ended February 28, 2025, reflecting growth across all categories and strong retail performance in Boots UK. The favorable impact of currency translation on retail sales was 1.5 percentage points. Comparable retail sales in constant currency increased 5.8 percent, reflecting Boots UK comparable retail sales in constant currency increasing 6.5 percent compared to the year-ago period with growth across all categories. Boots.com sales grew 24.8 percent, 21.8 percent on a constant currency basis, aided by strong Black Friday performance, representing over 21 percent of Boots total retail sales. Retail sales represented 34.4 percent of the segment’s sales, compared to 34.5 percent in the year-ago period.

Pharmaceutical wholesale sales increased 8.4 percent for the six months ended February 28, 2025. The adverse impact of currency translation on pharmaceutical wholesale sales was 0.9 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales represents market growth in Germany. Pharmaceutical wholesales sales represented 51.6 percent of the segment’s sales compared to 50.1 percent in the year-ago period.

Operating income for the six months ended February 28, 2025 compared to six months ended February 29, 2024
Gross profit increased 3.6 percent for the six months ended February 28, 2025. Gross profit was favorably impacted by 0.7 percentage points, or $19 million as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to strong retail performance in Boots UK and market growth in Germany.

Selling, general and administrative expenses in the period increased 8.0 percent from the year-ago period to $2.3 billion. Selling, general and administrative expenses were adversely impacted by 0.9 percentage points as a result of currency translation. Excluding the impact of currency translation, the increase primarily reflects pharmacy license intangible assets impairment in the UK, cost inflation and technology investments, partially offset by Transformational Cost Management Program expenses in the year-ago period.

Operating income for the six months ended February 28, 2025 decreased 25.5 percent to $242 million. Operating income was adversely impacted by 0.5 percentage point as a result of currency translation. Excluding the impact of currency translation, the decrease in operating income reflects pharmacy license intangible assets impairment in the UK, cost inflation, and technology investments, partially offset by strong retail performance in Boots UK, market growth in Germany, and Transformational Cost Management Program expenses in the year-ago period.

Adjusted operating income for the six months ended February 28, 2025 compared to six months ended February 29, 2024
Adjusted operating income for the six months ended February 28, 2025 increased 3.6 percent to $401 million. Adjusted operating income in the period was adversely impacted by 0.7 percentage points as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income reflects strong retail performance in Boots UK and market growth in Germany, partially offset by cost inflation and technology investments.

WBA Q2 2025 Form 10-Q	44

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

FINANCIAL PERFORMANCE	(in millions)
	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales	$2,152	$2,176	$4,325	$4,107
Gross profit	346	191	585	316
Selling, general and administrative expenses	2,006	880	2,571	1,441
Impairment of goodwill	1,645	12,369	1,645	12,369
Operating loss (GAAP)	(3,304)	(13,059)	(3,630)	(13,494)
Adjusted operating income (loss) [1]	117	(34)	142	(129)
Adjusted EBITDA (Non-GAAP measure) [1]	158	17	228	(22)

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the three months ended February 28, 2025 compared to three months ended February 29, 2024
Sales for the three months ended February 28, 2025 decreased by $23 million to $2.2 billion, reflecting lower revenue at VillageMD partially offset by growth at Shields and CareCentrix. VillageMD sales, decreased $101 million to $1.5 billion, reflecting lower fee-for-service and risk-based revenue, including the impact of clinic closures. CareCentrix sales increased 6.5 percent to $390 million, driven by higher fee-for-service volume. Shields sales increased 29.7 percent to $183 million, driven by further expansion of existing partnerships.

Operating loss for the three months ended February 28, 2025 compared to three months ended February 29, 2024
Gross profit for the three months ended February 28, 2025 was $346 million, an increase of $155 million compared to the year-ago quarter reflecting higher contributions from VillageMD risk-based business and growth at Shields.

Selling, general and administrative expenses decreased by $9.6 billion from the year-ago quarter to $3.7 billion. The decrease reflects higher selling, general and administrative expenses in the year-ago quarter primarily due to a $12.4 billion non-cash impairment charge related to VillageMD goodwill, partially offset by a $3.0 billion non-cash impairment charge related to VillageMD goodwill and other long-lived assets in the current quarter.

Operating loss for the three months ended February 28, 2025 was $3.3 billion, a decrease of $9.8 billion versus the year-ago quarter. The decrease in operating loss reflects higher selling, general and administrative expenses in the year-ago quarter primarily due to a $12.4 billion non-cash impairment charge related to VillageMD goodwill, partially offset by a $3.0 billion non-cash impairment charge related to VillageMD goodwill and other long-lived assets in the current quarter, higher contributions from VillageMD risk-based business, and growth at Shields.

WBA Q2 2025 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Adjusted operating income for the three months ended February 28, 2025 compared to three months ended February 29, 2024
Adjusted operating income for the three months ended February 28, 2025 improved by $150 million from the year-ago quarter to $117 million. The improvement compared to the year-ago quarter was driven by a higher contribution from VillageMD and growth at Shields.

Adjusted EBITDA (Non-GAAP measure) for the three months ended February 28, 2025 compared to three months ended February 29, 2024
Adjusted EBITDA of $158 million improved by $140 million compared to the year-ago quarter reflecting improvement at VillageMD and growth at Shields.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the six months ended February 28, 2025 compared to six months ended February 29, 2024
Sales for the six months ended February 28, 2025 increased by $218 million to $4.3 billion, reflecting growth in all businesses compared to the year-ago period. VillageMD sales, increased by $24 million to $3.1 billion. The increase was driven by growth in risk-based revenue, partially offset by lower fee-for-service revenue, including the impact of clinic closures. CareCentrix sales increased 11.2 percent to $785 million, driven by higher fee-for-service volume. Shields sales increased 29.8 percent to $355 million, driven by further expansion of existing partnerships.

Operating loss for the six months ended February 28, 2025 compared to six months ended February 29, 2024
Gross profit for the six months ended February 28, 2025 was $585 million, an increase of $269 million compared to the year-ago period reflecting a higher contribution from VillageMD risk-based and fee-for-service business and growth at Shields.

Selling, general and administrative expenses decreased by $9.6 billion from the year-ago period to $4.2 billion. The decrease compared to the year-ago period reflects higher selling, general and administrative expenses in the year-ago period including a $12.4 billion non-cash impairment charge related to VillageMD goodwill, partially offset by a $3.0 billion non-cash impairment charge related to VillageMD goodwill and other long-lived assets in the current period.

Operating loss for the six months ended February 28, 2025 was $3.6 billion, a decrease of $9.9 billion versus the year-ago period. The decrease in operating loss reflects higher selling, general and administrative expenses in the year-ago period primarily due to a $12.4 billion non-cash impairment charge related to VillageMD goodwill, partially offset by a $3.0 billion non-cash impairment charge related to VillageMD goodwill and other long-lived assets in the current period, a higher contribution from VillageMD risk-based and fee-for-service business, and growth at Shields.

Adjusted operating income for the six months ended February 28, 2025 compared to six months ended February 29, 2024
Adjusted operating income for the six months ended February 28, 2025 improved by $271 million from the year-ago period to $142 million. The improvement compared to the year-ago period was driven by a higher contribution from VillageMD and growth at Shields.

Adjusted EBITDA (Non-GAAP measure) for the six months ended February 28, 2025 compared to six months ended February 29, 2024
Adjusted EBITDA of $228 million improved by $250 million compared to the year-ago period reflecting improvement at VillageMD and growth at Shields.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q2 2025 Form 10-Q	46

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

The Company presents certain information related to current period operating results on a "constant currency" basis, which is a specific non-GAAP financial measure. These amounts are calculated by translating current period results at the foreign currency exchange rates used in the comparable period in the prior year. The Company presents such constant currency financial information because it has significant operations outside of the U.S. reporting in currencies other than the U.S. dollar and such presentation provides a framework to assess how its business performed excluding the impact of foreign currency exchange rate fluctuations.

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

WBA Q2 2025 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

The following are reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss), as well as reconciliations of consolidated operating loss (GAAP measure) to consolidated adjusted operating income (Non-GAAP measure):

	Three months ended February 28, 2025
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$(2,301)	$101	$(3,304)	$(62)	$(5,567)
Impairment of goodwill, intangibles and long-lived assets	2,008	115	3,252	(31)	5,343
Certain legal and regulatory accruals and settlements	546	—	2	—	548
Acquisition-related amortization	114	14	123	—	250
Acquisition and disposition-related costs	5	2	45	42	94
Footprint optimization	70	(2)	—	—	68
Adjustments to equity earnings in Cencora	33	—	—	—	33
LIFO provision	12	—	—	—	12
Transformational cost management	—	3	—	—	3
Adjusted operating income (loss) (Non-GAAP measure)	$487	$234	$117	$(52)	$785

	Three months ended February 29, 2024
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$(297)	$209	$(13,059)	$(24)	$(13,171)
Impairment of goodwill, intangibles and long-lived assets	478	—	12,579	34	13,090
Acquisition-related amortization	95	16	159	—	270
Acquisition-related costs	34	5	285	(74)	249
Certain legal and regulatory accruals and settlements	242	—	—	—	242
Transformational cost management	177	16	3	1	197
Adjustments to equity earnings in Cencora	22	—	—	—	22
Adjusted operating income (loss) (Non-GAAP measure)	$752	$245	$(34)	$(63)	$900

WBA Q2 2025 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six months ended February 28, 2025
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$(2,284)	$242	$(3,630)	$(140)	$(5,812)
Impairment of goodwill, intangibles and long-lived assets	2,008	115	3,252	(31)	5,343
Certain legal and regulatory accruals and settlements	560	—	47	—	607
Acquisition-related amortization	227	30	263	—	520
Footprint optimization	392	1	4	3	400
Acquisition and disposition-related costs	(91)	7	208	75	198
Adjustments to equity earnings in Cencora	109	—	—	—	109
LIFO provision	24	—	—	—	24
Transformational cost management	(18)	6	(1)	1	(12)
Adjusted operating income (loss) (Non-GAAP measure)	$928	$401	$142	$(93)	$1,378

	Six months ended February 29, 2024
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$1	$325	$(13,494)	$(41)	$(13,209)
Impairment of goodwill, intangibles and long-lived assets	478	—	12,579	34	13,090
Acquisition-related amortization	189	31	324	—	545
Acquisition-related costs	60	9	458	(115)	412
Certain legal and regulatory accruals and settlements	324	—	—	—	324
Transformational cost management	274	22	5	5	306
Adjustments to equity earnings in Cencora	72	—	—	—	72
LIFO provision	48	—	—	—	48
Adjusted operating income (loss) (Non-GAAP measure)	$1,446	$387	$(129)	$(117)	$1,588

WBA Q2 2025 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net loss to Adjusted net earnings & Diluted net loss per share to Adjusted diluted net earnings per share (in millions, except per share amounts):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP)	$(2,853)	$(5,908)	$(3,118)	$(5,975)

Adjustments to operating loss:
Impairment of goodwill, intangibles and long-lived assets [1]	5,343	13,090	5,343	13,090
Certain legal and regulatory accruals and settlements [2]	548	242	607	324
Acquisition-related amortization [3]	250	270	520	545
Footprint optimization [4]	68	—	400	—
Acquisition and disposition-related costs [5]	94	249	198	412
Adjustments to equity earnings in Cencora [6]	33	22	109	72
LIFO provision [7]	12	—	24	48
Transformational cost management [8]	3	197	(12)	306
Total adjustments to operating loss [9]	6,352	14,071	7,190	14,797

Adjustments to other income (expense), net:
(Gains) losses on certain non-hedging derivatives [10]	(977)	522	(777)	888
Gain on sale of equity method investment [11]	(359)	(712)	(391)	(852)
Gain on investments, net [12]	(124)	—	(124)	—
Loss on disposal of business [13]	—	—	—	4
Total adjustments to other income (expense), net	(1,460)	(190)	(1,292)	40

Adjustments to interest expense, net:
Interest expense on debt [14]	6	6	15	6
Total adjustments to interest expense, net	6	6	15	6

Adjustments to income tax benefit:
Discrete tax items and tax impact of adjustments [15]	(381)	(595)	(426)	(798)
Equity method non-cash tax [15]	9	11	4	15
Total adjustments to income tax benefit	(372)	(584)	(422)	(783)

Adjustments to post-tax earnings (loss) from other equity method investments:
Adjustments to earnings (loss) in other equity method investments [16]	6	9	13	19
Total adjustments to post-tax earnings (loss) from other equity method investments	6	9	13	19

Adjustments to net loss attributable to non-controlling interests:
Impairment of goodwill, intangibles and long-lived assets [1]	(1,077)	(6,195)	(1,077)	(6,195)
Impact of VillageMD debt amendment [17]	—	—	(137)	—
Acquisition and disposition-related costs [5]	(14)	(116)	(80)	(186)

WBA Q2 2025 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Acquisition-related amortization [3]	(32)	(58)	(78)	(116)
Certain legal and regulatory accruals and settlements [2]	(1)	—	(19)	—
Discrete tax items [15]	(12)	—	(12)	—
Total adjustments to net loss attributable to non-controlling interests	(1,136)	(6,369)	(1,404)	(6,497)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$543	$1,036	$983	$1,607

Diluted net loss per common share (GAAP) [18]	$(3.30)	$(6.85)	$(3.61)	$(6.93)
Adjustments to operating loss	7.33	16.27	8.30	17.12
Adjustments to other income (expense), net	(1.68)	(0.22)	(1.49)	0.05
Adjustments to interest expense, net	0.01	0.01	0.02	0.01
Adjustments to income tax benefit	(0.43)	(0.68)	(0.49)	(0.91)
Adjustments to post-tax earnings (loss) from other equity method investments	0.01	0.01	0.02	0.02
Adjustments to net loss attributable to non-controlling interests	(1.31)	(7.37)	(1.62)	(7.52)
Adjusted diluted net earnings per common share (Non-GAAP measure) [19]	$0.63	$1.20	$1.13	$1.86

Weighted average common shares outstanding, diluted (in millions) [19]	866.5	864.6	866.0	864.3

Operating loss to Adjusted EBITDA for U.S. Healthcare segment (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Operating loss (GAAP) [20]	$(3,304)	$(13,059)	$(3,630)	$(13,494)
Impairment of goodwill, intangibles and long-lived assets [1]	3,252	12,579	3,252	12,579
Acquisition-related amortization [3]	123	159	263	324
Acquisition and disposition-related costs [5]	45	285	208	458
Certain legal and regulatory accruals and settlements [2]	2	—	47	—
Footprint optimization [4]	—	—	4	—
Transformational cost management [8]	—	3	(1)	5
Adjusted operating income (loss)	117	(34)	142	(129)
Depreciation expense	31	38	65	81
Stock-based compensation expense [21]	11	13	22	26
Adjusted EBITDA (Non-GAAP measure)	$158	$17	$228	$(22)

WBA Q2 2025 Form 10-Q	51

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

1	These charges are recorded in Selling, general and administrative expenses and Impairment of goodwill within the Consolidated Condensed Statements of Earnings. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. Impairment of goodwill, intangibles and long-lived assets recognized in the three months ended February 28, 2025 resulting from the interim goodwill impairment assessment for the VillageMD, U.S. Retail Pharmacy, and CareCentrix reporting units, as well as the intangible asset impairment for the Boots reporting unit. Impairment of goodwill, intangibles and long-lived assets recognized in the three months ended February 29, 2024 resulted from the interim goodwill impairment assessment for the VillageMD reporting unit.

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

3
Acquisition-related amortization includes amortization of acquisition-related intangible assets and stock-based compensation fair valuation adjustments. Amortization of acquisition-related intangible assets includes amortization of intangible assets such as customer relationships, provider networks, trade names, trademarks, developed technology and contract intangibles. Intangible asset amortization excluded from the related non-GAAP measure represents the entire amount recorded within the Company’s GAAP financial statements. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP measures. Amortization expense, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These charges are primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. The stock-based compensation fair valuation adjustment reflects the difference between the fair value based remeasurement of awards under purchase accounting and the grant date fair valuation. Post-acquisition compensation expense recognized in excess of the original grant date fair value of acquiree awards are excluded from the related non-GAAP measures as these arise from acquisition-related accounting requirements or agreements, and are not reflective of normal operating activities.

4
Footprint Optimization charges are costs associated with a formal restructuring plan. These charges are primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.

5
Acquisition and disposition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. Examples of such costs include deal costs, severance, stock-based compensation, employee transaction success bonuses, and other integration related exit and disposal charges. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance. As part of the amendment to the VillageMD Secured Loan executed in the three months ended November 30, 2024, Walgreen Co. and VillageMD agreed to terminate certain intercompany leases resulting in an early termination charge of $107 million incurred by VillageMD within the U.S. Healthcare segment and a corresponding gain recognized within the U.S. Retail Pharmacy segment. The impacts of the intercompany lease termination eliminate in consolidation.

6
Adjustments to equity earnings in Cencora consist of the Company’s proportionate share of non-GAAP adjustments reported by Cencora consistent with the Company’s non-GAAP measures. Adjustments are recorded to Equity earnings in Cencora within the Consolidated Condensed Statements of Earnings.

7
The Company’s U.S. Retail Pharmacy segment inventory is accounted for using the last-in-first-out (“LIFO”) method. This adjustment represents the impact on Cost of sales as if the U.S. Retail Pharmacy segment inventory is accounted for using first-in first-out (“FIFO”) method. The LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Therefore, the Company cannot control the amounts recognized or timing of these items. These charges are recorded in Cost of sales within the Consolidated Condensed Statements of Earnings.

8
Transformational Cost Management Program charges are costs associated with a formal restructuring plan. These charges are primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These costs do not reflect current operating performance and are impacted by the timing of restructuring activity.

9	Total non-cash impairment charges for goodwill and long-lived assets that were adjusted from Operating loss were $5.4 billion and $5.7 billion in the three and six months ended February 28, 2025, respectively. Total non-cash impairment charges for goodwill and long-lived assets that were adjusted from Operating loss were $13.4 billion and $13.6 billion in the three and six months ended February 29, 2024, respectively.
10
Includes fair value gains or losses on the VPF derivatives and gains on VPF settlements. These charges are recorded in Other income (expense), net, within the Consolidated Condensed Statements of Earnings. The Company does not believe this volatility related to the non-cash mark-to-market adjustments and associated settlement gains or losses on the underlying derivative instruments reflects the Company’s operational performance.

WBA Q2 2025 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

11
Gains on the sale of equity method investments are recorded in Other income (expense), net within the Consolidated Condensed Statements of Earnings. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business.

12
Includes significant gains resulting from the change in classification of equity securities as well as the fair value adjustments recorded on investments in equity securities to Other income (expense), net, in the Consolidated Condensed Statements of Earnings. In the three and six months ended February 28, 2025, the Company recorded pre-tax gains of $157 million related to the change in classification of its previously held equity method investment in BrightSpring to an investment in equity security held at fair value and subsequent related fair value adjustments.

13
Includes gains or losses related to the sale of businesses. These charges are recorded in Other income (expense), net, within the Consolidated Condensed Statements of Earnings. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business.

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

16
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

17
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

KEY PERFORMANCE INDICATORS
The Company considers certain metrics, such as comparable sales (in constant currency), comparable pharmacy sales (in constant currency), comparable retail sales (in constant currency), comparable number of prescriptions, comparable 30-day equivalent prescriptions, and comparable prescriptions excluding immunizations to be key performance indicators because the Company’s management has evaluated its results of operations using these metrics and believes that these key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in its historical operating results. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

WBA Q2 2025 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
LIQUIDITY AND CAPITAL RESOURCES
The Company’s long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its core strategies, including sustainable growth initiatives in the pharmacy and healthcare businesses; invest in strategic opportunities that reinforce its core strategies and meet return requirements; and return surplus cash flow to stockholders. As part of the ongoing efforts to evaluate and refine the Company’s capital allocation policy in alignment with its broader long-term turnaround efforts, the Company announced its Board of Directors has suspended its cash dividends paid to stockholders on a quarterly basis. This change in capital allocation is aimed at strengthening the Company’s balance sheet by reducing debt over time and improving free cash flow, as the Company works toward achieving a retail pharmacy-led turnaround underpinned by a sustainable economic model. The Company’s anticipated cash needs over the next several years, including with respect to litigation and debt refinancing, were important considerations as part of the decision to suspend the dividend. Future dividends will be determined based on earnings, capital requirements, financial condition, and other debt obligations, fines and/or adverse rulings by courts or arbitrators in legal or regulatory matters, changes in federal, state or foreign income tax law, adverse global macroeconomic conditions, changes to the Company’s business model and other factors considered relevant by the Company’s Board of Directors at its sole discretion.

The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The Company’s cash requirements, and its ability to generate cash flow, have been and may continue to be adversely affected by the impact of opioid-related claims and litigation settlements, adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, impacts from tariffs, labor shortages, supply chain disruptions, changing consumer behavior, increased competition in retail-pharmacy, and pandemics like COVID-19. For further information regarding factors impacting the Company’s cash requirements and ability to generate cash flow, please see Part I, Item 1A, Risk factors in the fiscal 2024 10-K.

The Company expects to fund its working capital needs, capital expenditures, expansion, acquisitions, stock repurchases and debt service obligations, including lease obligations, from cash flow from operations, availability under existing credit facilities, working capital financing arrangements, debt offerings, sale of marketable securities, current cash, and monetization of investments and other assets. The Company believes that these sources, and the ability to obtain additional financing, will provide adequate cash funds to meet the Company’s liquidity needs for the next 12 months, as well as the Company’s long-term liquidity needs. The ability of the Company to meet its liquidity needs, including as it relates to the ability to obtain any additional financing and retain availability under existing credit facilities, depends on, among other factors, the stability of global credit markets and the Company’s continued compliance with financial covenants, which in turn may be impacted by adverse litigation, the Company’s inability to monetize investments and other assets, underperformance and impairment of existing assets, poor operating performance, and other risks. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Factors trends and uncertainties affecting our results and comparability.

Cash, cash equivalents and restricted cash were $1.2 billion (including $180 million in non-U.S. jurisdictions) as of February 28, 2025 compared to $3.2 billion (including $289 million in non-U.S. jurisdictions) as of August 31, 2024. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

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

WBA Q2 2025 Form 10-Q	54

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
During the three months ended February 28, 2025, the Company early settled certain VPF derivative contracts, originally scheduled to mature in the third and fourth quarter of fiscal 2026, through the delivery of an aggregate 6.1 million shares of Cencora common stock to financial institutions and an aggregate cash payment of $20 million to fulfill its obligations under the contracts. Concurrent with the early settlement of the VPF derivative contracts, the Company executed a sale of the remaining 1.3 million shares of Cencora for the total consideration of approximately $315 million. Proceeds from the early settlement will be used to pay down debt and general corporate purposes. The remaining VPF contracts are expected to settle per their respective forward settlement dates in fiscal 2025 and 2026. See Note 4. Equity method investments and Note 7. Financial instruments, to the Consolidated Condensed Financial Statements for further information.

During the three and six months ended February 28, 2025, the Company sold shares of BrightSpring common stock for total consideration of approximately $254 million and $383 million, respectively. See Note 4. Equity method investments to the Consolidated Condensed Financial Statements for further information.

As of February 28, 2025, the Company had outstanding total debt of $8.0 billion, of which $1.4 billion was classified as current. See Note 6. Debt, to the Consolidated Condensed Financial Statements for further information. In fiscal 2026 and fiscal 2027, approximately $2.8 billion and $1.8 billion of the Company’s outstanding debt will become due.

As of February 28, 2025, the Company had an aggregate borrowing capacity under committed revolving credit facilities of $5.8 billion. These facilities terminate in fiscal 2026 and 2027. Each of the Company’s credit facilities, including DDTL facilities, contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary financial covenants. As of February 28, 2025, the Company was in compliance with all such applicable financial covenants. See Note 6. Debt, to the Consolidated Condensed Financial Statements for further information.

In anticipation of the debt maturities and expiration of revolving credit facilities expected in fiscal 2026 and fiscal 2027, the Company is exploring opportunities to obtain additional debt or other financing and amend or extend existing borrowings.

The Company also had outstanding total operating lease obligations of $22.1 billion, of which $2.4 billion were classified as current and total finance lease obligations of $973 million, of which $78 million were classified as current. The Company announced the end of the sale-leaseback program beginning in fiscal 2025. In prior years, the sale-leaseback program was a source of liquidity for the Company. The Company is now focused on managing and reducing its outstanding lease obligations through initiatives such as the Footprint Optimization Program. See Note 2. Exit and disposal activities to the Consolidated Condensed Financial Statements for further information.

On December 9, 2022, the Company entered into a Multistate Settlement Agreement (the “Multistate Agreement”) which had the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. As of February 28, 2025, the Company has accrued a total of $6.4 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements, including $639 million and $5.8 billion of the estimated settlement liability in Accrued expenses and other liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheets. Under the Multistate Agreement, the Company announced that it expected to settle all opioid claims against it by such Settling States in remediation payments to be paid out over 15 years. In addition, on February 10, 2025, the Company settled litigation with Everly Health Solutions, formerly known as PWNHealth LLC (“Everly/PWN”), related to alleged breaches of an agreement concerning Covid testing. The settlement, following a federal court decision upholding an arbitration award, resulted in a cash payment of $595 million during the three months ended February 28, 2025. See Note 9. Commitments and contingencies to the Consolidated Condensed Financial Statements for further information.

On November 23, 2023, with financial support from the Company, Boots Pensions Limited, in its capacity as trustee of the Boots Pension Plan, entered into a Bulk Purchase Annuity Agreement with Legal & General Assurance Society Limited to insure the benefits of all 53,000 of its members. The Company accelerated certain contributions to the plan and committed to make incremental contributions. As of February 28, 2025, the Company has made approximately $441 million of contributions related to the Buy-In and estimates it will make remaining contributions of approximately $410 million to $470 million by the end of fiscal 2026. See Note 11. Retirement benefits to the Consolidated Condensed Financial Statements for further information.

WBA Q2 2025 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
At February 28, 2025, the Company had no material guarantees outstanding and the letters of credit issued were approximately $270 million.

	Six months ended
	February 28, 2025	February 29, 2024
Net cash used for operating activities	$(339)	$(918)
Net cash provided by investing activities	342	902
Net cash used for financing activities	(1,973)	(127)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	2
Net decrease in cash, cash equivalents and restricted cash	$(1,978)	$(142)

Cash flows from operating activities
Net cash used for operating activities was $339 million for the six months ended February 28, 2025 compared to net cash used for operating activities of $918 million for the six months ended February 29, 2024, respectively. The improvement in cash used for operating activities is primarily driven by the prior year Boots Pension Plan Annuity premium and higher operating income, after adjusting for non-cash items and excluding year-ago sale-leaseback gains which did not impact operating cash flows, and changes in net working capital, partly offset by higher legal payments.

Negative operating cash flows for the six months ended February 28, 2025 were driven primarily by payments related to legal settlements of $1.1 billion.

Negative operating cash flows for the six months ended February 29, 2024 were impacted by payments of $681 million related to legal matters and the Boots Pension Plan Annuity premium of $375 million.

Cash flows from investing activities
Net cash provided by investing activities was $342 million compared to net cash provided by investing activities of $902 million for the six months ended February 28, 2025 and February 29, 2024, respectively.

Net cash provided by investing activities for the six months ended February 28, 2025 includes sale proceeds of $383 million and $315 million, related to the Company’s sale of BrightSpring and Cencora common stock, respectively, offset by additions to property, plant and equipment of $503 million.

Net cash provided by investing activities for the six months ended February 29, 2024 includes proceeds from sale-leaseback transactions of $727 million and sale proceeds of $1.2 billion related to the Company’s sale of Cencora common stock offset by additions to property, plant and equipment of $858 million.

Capital expenditure
Capital expenditures primarily include property and information technology projects. Additions to property, plant and equipment were as follows (in millions):

	Six months ended
	February 28, 2025	February 29, 2024
U.S. Retail Pharmacy	$335	$661
International	143	138
U.S. Healthcare	25	59
Total additions to property, plant and equipment	$503	$858

The Company continues to focus on strategic prioritization and reduction of capital expenditure. The decrease in capital expenditure represents project prioritization, including lower spend on property and pharmacy projects in U.S. Retail Pharmacy and more focused capital allocation in VillageMD.

Cash flows from financing activities
Net cash used for financing activities for the six months ended February 28, 2025 was $2.0 billion compared to net cash used for financing activities of $127 million in the year-ago period.

WBA Q2 2025 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

In the six months ended February 28, 2025, there were $14.6 billion in proceeds from debt, primarily from revolving credit facilities compared to $15.4 billion in proceeds from debt, primarily from revolving credit facilities and issuance of commercial paper, in the year-ago period.

In the six months ended February 28, 2025 there were $16.0 billion in payments of debt made primarily for revolving credit facilities, the repayment of $1.2 billion on the 3.800% unsecured notes due in 2024 and $290 million on the final tranche of the $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility. In the six months ended February 29, 2024 there were $14.9 billion in payments of debt made primarily for revolving credit facilities and commercial paper. See Note 6. Debt, to the Consolidated Condensed Financial Statements for further information.

In the six months ended February 29, 2024, the Company entered into VPF derivative contracts with third-party financial institutions and received prepayments of $424 million related to the forward sale of up to 2.7 million shares of Cencora common stock. See Note 4. Equity method investments and Note 7. Financial instruments, to the Consolidated Condensed Financial Statements for further information.

In the six months ended February 28, 2025, the Company announced its Board of Directors has suspended the Company’s cash dividend, paid to stockholders on a quarterly basis, to refine the Company’s capital allocation policy and improving free cash flow. Prior to the suspension, cash dividends paid in the six months ended February 28, 2025 totaled $432 million. In the six months ended February 29, 2024, cash dividends paid were $828 million.

Stock repurchase program
In June 2018, the Company’s Board of Director’s approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company’s common stock of which the Company had repurchased $8.0 billion as of February 28, 2025. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

WBA Q2 2025 Form 10-Q	57

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Credit ratings
As of April 7, 2025, the credit ratings of Walgreens Boots Alliance were:

Rating agency	Long-term rating [1]	Commercial paper rating	Outlook
Moody’s	Ba3	NP	Rating(s) under review
Standard & Poor’s	BB-	B	Negative credit watch
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

WBA Q2 2025 Form 10-Q	58

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, any statements regarding the Company’s future operations, financial or operating results, capital allocation, anticipated debt levels and ratios, future earnings, planned activities, anticipated growth, goodwill impairment, market opportunities, strategies, competition, and other expectations and targets for future periods. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “opportunity,” “guidance,” “projection,” “target,” “aim,” “continue,” “extend,” “transform,” “strive,” “enable,” “create,” “position,” “accelerate,” “model,” “long-term,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” “potential,” “preliminary,” “trend,” “future,” “predict,” “assumption,” “commentary,” “focus on,” “ambition,” “vision,” “belief,” “hypothetical,” “aspire,” “confident,” “remains,” “on track,” “priorities,” “approximate” and variations of such words and similar expressions are intended to identify such forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in the 2024 Form 10-K, Item 1A, Risk factors which are incorporated herein by reference and amended and supplemented by risk factors described in Item 1A, Risk factors in this report, and in other documents that we file or furnish with the SEC. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements we make or that are made on our behalf are qualified by these cautionary statements. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

We do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

WBA Q2 2025 Form 10-Q	59

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

Equity price risk
Changes in the Cencora common stock price may have a significant impact on the fair value of the equity method investment in Cencora. As of February 28, 2025, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Cencora common stock held by the Company by $319 million.

Changes in Cencora common stock price may have a significant impact on the fair value of the variable prepaid forward derivative contracts. As of February 28, 2025, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Company’s variable prepaid forward contract liabilities by $308 million and $286 million, respectively.

See Note 4. Equity method investments and Note 7. Financial instruments to the Consolidated Condensed Financial Statements for further details.

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended February 28, 2025 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q2 2025 Form 10-Q	60

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in response to this item is incorporated herein by reference to Note 9. Commitments and contingencies, to the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in, Item 1A. “Risk factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024, as amended and supplemented by the risk factors set forth below, which could materially affect our business, financial condition, or future results.

The Merger is subject to a number of conditions and required regulatory approvals, which may not be satisfied in a timely manner or at all.

On March 6, 2025, the Company entered into the Merger Agreement, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent.

The parties intend to complete certain pre-closing transactions at an initial closing that will take place on the business day immediately prior to the closing of the Merger (the “Initial Closing”).The Initial Closing of the Merger is conditioned on certain conditions, including (i) the adoption of the Merger Agreement by (a) the holders of a majority of the outstanding shares of common stock of the Company and (b) the holders of a majority of the outstanding shares of common stock of the Company cast by the Unaffiliated Company Stockholders (as defined in the Merger Agreement) at the special meeting of the Company’s stockholders, (ii) the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) certain other approvals and clearances by government authorities (including the expiration of any waiting periods in respect thereof), (iv) certain filings under healthcare notification laws (including the expiration of any waiting periods in respect thereof) and (v) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the transactions and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). The closing of the Merger is conditioned on the consummation of the Initial Closing and certain other limited conditions and will occur on the business day immediately following the Initial Closing. Such closing conditions may not be satisfied (or waived, if permitted by the Merger Agreement and applicable law) within the expected timeframe or at all. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the regulatory agencies from which certain of these approvals and clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons.

Uncertainties associated with the Merger could adversely affect our business, results of operations, financial condition and stock price.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations financial condition and stock price, regardless of whether the Merger is completed. These risks include, but are not limited to:
•an adverse effect on our relationship with suppliers, payors, customers and personnel, including if our suppliers, payors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•distraction of our current personnel as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace;
•difficulties attracting and retaining key personnel;
•a diversion of a significant amount of management time and resources towards completion of the Merger;
•being subject to certain restrictions on the conduct of our business;

WBA Q2 2025 Form 10-Q	61

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
•possibly foregoing certain business opportunities or strategic transactions that we might otherwise pursue absent the pending Merger;
•significant or unexpected costs, charges or expenses resulting from the proposed Merger, including the requirement that we pay a termination fee of either $158 million or $316 million or the documented out-of-pocket expenses of the Parent Parties and their affiliates, up to a maximum amount of $30 million, if the Merger Agreement is validly terminated under certain circumstances;
•uncertainties related to the continued availability of capital and financing and rating agency actions;
•uncertainties related to the value of the DAP rights to be issued in the Merger;
•potential litigation relating to the Merger that could prevent or delay the Merger or otherwise negatively impact the Company’s business; and
•other developments beyond our control, including, but not limited to, changes in domestic or global and general and industry-specific economic and market conditions that may affect the timing or success of the Merger.

Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and stock price.

The closing of the Merger may not occur on the expected timeline or at all. While it is currently anticipated that the Merger will be consummated in the fourth quarter of calendar year 2025, we cannot assure you that the conditions set forth in the Merger Agreement and related transaction agreements will be satisfied (or waived, if permitted by the Merger Agreement and applicable law) in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied (or waived, if permitted by the Merger Agreement and applicable law).

In addition, we cannot assure you that the Company or Parent will not terminate the Merger Agreement if entitled to do so. The Merger Agreement contains certain termination rights for the Company and Parent, including, among others (i) if the Merger is not consummated by 11:59 p.m., New York City time, on March 6, 2026, subject to a potential extension, (ii) if the other party breaches its representations, warranties or covenants in a manner that would cause certain conditions to the closing set forth in the Merger Agreement to not be satisfied and fails to timely cure such breach within the period provided by the terms of the Merger Agreement, or (iii) if any judgment, law or order prohibiting the Merger has become final and non-appealable. For instance, the Merger Agreement could be terminated if affiliates of Sycamore Partners fail to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the proposed transaction, in which case Parent will be required to pay the Company a termination fee of $560 million.

If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger. Such a decline could also make it difficult to find a party willing to offer equivalent or more attractive consideration than Parent in the Merger. In addition, upon termination of the Merger Agreement in specified circumstances, the Company may be required to pay Parent (or one or more of its designees) a termination fee of either $158 million or $316 million or the documented out-of-pocket expenses of the Parent Parties and their affiliates, up to a maximum amount of $30 million. If the Company is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s financial condition, results of operations and stock price.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and may discourage other third parties from offering a favorable alternative transaction proposal.

Under the Merger Agreement, the Company, with the assistance of Centerview Partners, its financial advisor, has an initial “go-shop” period of 35 days to actively solicit and, depending on interest, potentially receive, evaluate and enter into negotiations with parties that offer alternative proposals to those contemplated by the Merger Agreement. There can be no assurance that this process will result in a superior proposal. Following the “go-shop” period, in accordance with the Merger Agreement and subject to certain exceptions therein, we will be restricted from soliciting, initiating, proposing or encouraging or facilitating alternative acquisition proposals from third parties and/or, providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). Upon termination of the Merger Agreement under certain circumstances, including in connection with entry by the Company into a superior proposal, the Company will be required to pay Parent a termination fee of either $158 million or $316 million or if the termination is as a result of not receiving the necessary approvals of the Company's stockholders, the documented out-of-pocket expenses of the Parent Parties and their affiliates, up to a maximum amount of $30 million.

WBA Q2 2025 Form 10-Q	62

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger. If the Merger Agreement is terminated and the Company decides to seek another business combination, it may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement. In certain circumstances, the Company would be required to pay Parent the Company Termination Fee if such a business combination is agreed to or consummated within 12 months after such termination.

Because the value of the DAP rights to be issued is uncertain, our stockholders cannot be certain of the precise value of the consideration they may receive in the Merger.

At the time the Merger is completed, each issued and outstanding share of our common stock (other than any shares held by us, Parent, Merger Sub or any other affiliate thereof, or any shares as to which appraisal rights have been properly exercised in accordance with Delaware law), will be automatically cancelled and converted into the right to receive (a) $11.45 in cash, without interest thereon, and (b) one DAP right. The DAP rights generally provide for a payment following the monetization of the Company’s equity or debt interests in Village Practice Management Company Holdings, LLC and its subsidiaries (the “Divested Assets”), if any, for amounts that generate proceeds in excess of certain costs, fees, expenses, indebtedness and other amounts. Each DAP right has a potential value of up to $3.00, but such value will not be known until the Divested Assets are actually monetized. There can be no assurance that any payment will be made under the DAP rights, or regarding the amount or timing of any such payment. Any amounts to be received in connection with the DAP rights, and the timing of any payments of any such amounts, are contingent upon the occurrence of certain events which may or may not occur. There are numerous risks and uncertainties associated with receiving payment under the DAP rights, including the possibility that the Divested Assets will not be monetized for a value sufficient to generate payment to holders of DAP rights or will not be sold at all.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to use our commercially reasonable efforts to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from, among other things: incurring debt; establishing, adopting, entering into, terminating or materially amending any material Company Employee Plans (as defined in the Merger Agreement); increasing the compensation, benefits or severance or termination pay of any current or former employee (other than in the ordinary course of business for certain employees), director, manager, officer or independent contractor or hiring or terminating any employee or officer (other than for cause); settling certain legal proceedings; changing our material methods, principles or practices of financial accounting; and incurring certain capital expenditures, in each case, subject to certain exceptions set forth in the Merger Agreement. Because of these restrictions, we may be prevented from undertaking certain actions with respect to our strategic plans or the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

Lawsuits may be filed against us and the members of our Board of Directors arising out of the proposed Merger, which may delay or prevent the proposed Merger or otherwise negatively affect our business and operations.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board of Directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors or others could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition.

WBA Q2 2025 Form 10-Q	63

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company during the quarter ended February 28, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced plans or programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or programs [1]
12/01/24 - 12/31/24	—	$—	—	$2,003,419,960
01/01/25 - 01/31/25	—	—	—	2,003,419,960
02/01/25 - 02/28/25	—	—	—	2,003,419,960
Total	—	$—	—
1On June 28, 2018, the Company announced a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance Inc. common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended February 28, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

WBA Q2 2025 Form 10-Q	64

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
2.1	Agreement and Plan of Merger, dated as of March 6, 2025, by and among Blazing Star Parent, LLC, Blazing Star Merger Sub, Inc. and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on March 10, 2025.
3.1	Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2025.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2024.
10.1*	Walgreens Boots Alliance, Inc. Amended and Restated 2021 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2025
10.2	Voting Agreement, dated as of March 6, 2025, by and among Walgreens Boots Alliance, Inc., Stefano Pessina, Alliance Santé Participations S.A. and Blazing Star Parent, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on March 10, 2025.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2025 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.
___________________________

* Management contract or compensatory plan or arrangement.

WBA Q2 2025 Form 10-Q	65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: April 8, 2025	/s/ Manmohan Mahajan
Manmohan Mahajan
Executive Vice President and Global Chief Financial Officer
Principal Financial Officer and Duly Authorized Officer

Dated: April 8, 2025	/s/ Todd D. Heckman
Todd D. Heckman
Senior Vice President, Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q2 2025 Form 10-Q	66