Form 10-Q
period 2025-05-31
Walgreens Boots Alliance, Inc.
filed 2025-06-26
CIK 1618921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2025

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of June 19, 2025 was 865,560,675.

WBA Q3 2025 Form 10-Q

WALGREENS BOOTS ALLIANCE, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2025

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements (Unaudited)

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in millions, except shares and per share amounts)

	May 31, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$766	$1,319
Marketable securities	64	1,790
Accounts receivable, net [1]	6,554	5,851
Inventories	7,320	8,320
Other current assets	998	1,055
Total current assets	15,701	18,335
Non-current assets:
Property, plant and equipment, net	8,965	9,772
Operating lease right-of-use assets	18,795	20,335
Goodwill	11,882	15,506
Intangible assets, net	10,845	12,973
Equity method investments (see Note 4)	1,259	2,269
Other non-current assets	1,959	1,846
Total non-current assets	53,705	62,702
Total assets	$69,406	$81,037

Liabilities, redeemable non-controlling interests and equity
Current liabilities:
Short-term debt	$429	$1,505
Trade accounts payable (see Note 14)	13,617	14,082
Operating lease obligations	2,433	2,382
Accrued expenses and other liabilities	9,249	8,673
Income taxes	230	312
Total current liabilities	25,958	26,953
Non-current liabilities:
Long-term debt [1]	6,937	8,044
Operating lease obligations	19,235	20,921
Deferred income taxes	1,234	1,195
Accrued litigation obligations	5,527	6,008
Other non-current liabilities	3,195	5,736
Total non-current liabilities	36,129	41,905
Commitments and contingencies (see Note 9)
Total liabilities	62,087	68,858
Redeemable non-controlling interests	110	174
Equity:
Preferred stock $.01 par value; authorized 32 million shares, none issued	—	—
Common stock $.01 par value; authorized 3.2 billion shares; issued 1,172,513,618 shares at May 31, 2025 and 1,172,513,618 shares at August 31, 2024	12	12
Paid-in capital	10,578	10,645
Retained earnings	19,832	23,348
Accumulated other comprehensive loss	(2,778)	(2,897)
Treasury stock, at cost; 307,309,472 shares at May 31, 2025 and 308,513,185 shares at August 31, 2024	(20,461)	(20,662)
Total Walgreens Boots Alliance, Inc. shareholders’ equity	7,183	10,445
Non-controlling interests	26	1,561
Total equity	7,209	12,005
Total liabilities, redeemable non-controlling interests and equity	$69,406	$81,037
1 The Company’s Consolidated Condensed Balance Sheets include the assets and liabilities of Wilmot Retail, LLC, a bankruptcy-remote special purpose entity and indirectly wholly owned subsidiary of the Company (the “SPE”). As of May 31, 2025, the Consolidated Condensed Balance Sheets include Accounts receivable, net of $3.5 billion which are restricted to settling the SPE’s obligations, and Long-term debt of $1.3 billion which has no recourse to the general credit of the Company. See Note 6. Debt for further information.

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2025 Form 10-Q	1

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended May 31, 2025
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
February 28, 2025	864,458,943	$12	$(20,498)	$10,569	$(2,980)	$20,007	$42	$7,153
Net loss	—	—	—	—	—	(175)	(26)	(201)
Other comprehensive income, net of tax	—	—	—	—	202	—	10	212
Employee stock purchase and option plans	745,203	—	37	(30)	—	—	—	7
Stock-based compensation	—	—	—	38	—	—	—	38
Other	—	—	—	2	—	—	—	1
May 31, 2025	865,204,146	$12	$(20,461)	$10,578	$(2,778)	$19,832	$26	$7,209

Nine months ended May 31, 2025
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2024	864,000,433	$12	$(20,662)	$10,645	$(2,897)	$23,348	$1,561	$12,005
Net loss	—	—	—	—	—	(3,293)	(1,545)	(4,839)
Other comprehensive income, net of tax	—	—	—	—	119	—	5	124
Dividends declared and distributions	—	—	—	—	—	(222)	(13)	(235)
Treasury stock purchases	(3,627,928)	—	(36)	—	—	—	—	(36)
Employee stock purchase and option plans	4,831,641	—	237	(223)	—	—	—	14
Stock-based compensation	—	—	—	86	—	—	20	106
Redeemable non-controlling interests redemption price adjustments and other	—	—	—	71	—	—	—	70
May 31, 2025	865,204,146	$12	$(20,461)	$10,578	$(2,778)	$19,832	$26	$7,209

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2025 Form 10-Q	2

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions, except shares)

Three months ended May 31, 2024
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
February 29, 2024	862,713,366	$12	$(20,705)	$10,627	$(2,897)	$26,448	$1,708	$15,192
Net earnings (loss)	—	—	—	—	—	344	(113)	230
Other comprehensive income, net of tax	—	—	—	—	3	—	1	5
Dividends declared and distributions	—	—	—	—	—	(220)	—	(220)
Employee stock purchase and option plans	561,671	—	19	(10)	—	—	—	9
Stock-based compensation	—	—	—	20	—	—	19	38
Other	—	—	—	2	—	—	—	2
May 31, 2024	863,275,037	$12	$(20,686)	$10,639	$(2,894)	$26,571	$1,615	$15,257

Nine months ended May 31, 2024
		Equity attributable to Walgreens Boots Alliance, Inc.
	Common stock shares	Common stock amount	Treasury stock amount	Paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interests	Total equity
August 31, 2023	863,673,786	$12	$(20,717)	$10,661	$(2,993)	$33,058	$8,302	$28,322
Net loss	—	—	—	—	—	(5,631)	(6,740)	(12,371)
Other comprehensive income, net of tax	—	—	—	—	100	—	—	100
Dividends declared and distributions	—	—	—	—	—	(855)	(7)	(862)
Treasury stock purchases	(3,100,000)	—	(69)	—	—	—	—	(69)
Employee stock purchase and option plans	2,701,251	—	100	(85)	—	—	—	16
Stock-based compensation	—	—	—	53	—	—	72	126
Other	—	—	—	9	—	—	(13)	(4)
May 31, 2024	863,275,037	$12	$(20,686)	$10,639	$(2,894)	$26,571	$1,615	$15,257

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2025 Form 10-Q	3

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share amounts)

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Sales	$38,986	$36,351	$117,034	$110,111
Cost of sales	32,480	29,892	96,814	89,840
Gross profit	6,506	6,460	20,220	20,271
Selling, general and administrative expenses	6,493	6,393	22,399	21,165
Impairment of goodwill	—	—	3,653	12,369
Equity earnings in Cencora	40	44	73	164
Operating income (loss)	53	111	(5,759)	(13,099)
Other income (expense), net	(2)	254	1,278	229
Earnings (loss) before interest and income tax provision (benefit)	51	365	(4,481)	(12,870)
Interest expense, net	126	113	377	351
Earnings (loss) before income tax provision (benefit)	(75)	251	(4,859)	(13,221)
Income tax provision (benefit)	126	20	(21)	(836)
Post-tax earnings (loss) from other equity method investments	5	(1)	1	15
Net earnings (loss)	(196)	230	(4,836)	(12,370)
Net loss attributable to non-controlling interests	(21)	(114)	(1,543)	(6,739)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc.	$(175)	$344	$(3,293)	$(5,631)

Net earnings (loss) per common share:
Basic	$(0.20)	$0.40	$(3.81)	$(6.53)
Diluted	$(0.20)	$0.40	$(3.81)	$(6.53)

Weighted average common shares outstanding:
Basic	864.9	863.1	864.3	862.9
Diluted	864.9	864.3	864.3	862.9

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2025 Form 10-Q	4

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Net earnings (loss)	$(196)	$230	$(4,836)	$(12,370)

Other comprehensive income, net of tax:
Pension/post-retirement obligations	4	(5)	11	85
Unrealized gain (loss) on cash flow hedges	(1)	—	—	5
Net investment hedges loss and other	(149)	(8)	(55)	(6)
Share of other comprehensive income (loss) of equity method investments	20	(4)	35	29
Cumulative translation adjustments	338	21	133	(14)
Total other comprehensive income	212	5	124	100

Total comprehensive income (loss)	16	235	(4,713)	(12,270)

Comprehensive loss attributable to non-controlling interests	(11)	(112)	(1,539)	(6,739)

Comprehensive income (loss) attributable to Walgreens Boots Alliance, Inc.	$27	$347	$(3,174)	$(5,532)

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2025 Form 10-Q	5

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine months ended May 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,836)	$(12,370)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,809	1,837
Deferred income taxes	21	(1,242)
Stock compensation expense	100	143
Earnings from equity method investments	(74)	(179)
Impairment of goodwill, intangibles and long-lived assets	5,776	13,618
Gain on sale of equity method investments	(391)	(847)
Gain on sale-leaseback transactions	—	(268)
(Gain) loss on variable prepaid forward contracts	(766)	733
Other	(123)	(151)
Changes in certain assets and liabilities:
Accounts receivable, net	(711)	(592)
Inventories	1,030	(315)
Other current assets	55	58
Trade accounts payable	(476)	446
Accrued expenses and other liabilities	(155)	(474)
Income taxes	(204)	167
Accrued litigation obligations	(454)	(330)
Other non-current assets and liabilities	(355)	(548)
Net cash provided by (used for) operating activities	245	(314)
Cash flows from investing activities:
Additions to property, plant and equipment	(751)	(1,135)
Proceeds from sale-leaseback transactions	1	773
Proceeds from sale of other assets	1,051	1,726
Business, investment and asset acquisitions, net of cash acquired	(36)	(206)
Other	(6)	(53)
Net cash provided by investing activities	260	1,106
Cash flows from financing activities:
Net change in short-term debt with maturities of 3 months or less	—	(1)
Proceeds from debt	24,981	23,074
Payments of debt	(27,197)	(23,128)
Proceeds from variable prepaid forward contracts	103	424
Treasury stock purchases	(36)	(69)
Cash dividends paid	(432)	(1,044)
Other	(205)	(168)
Net cash used for financing activities	(2,785)	(912)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	3
Changes in cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(2,280)	(117)
Cash, cash equivalents and restricted cash at beginning of period	3,218	856
Cash, cash equivalents and restricted cash at end of period	$939	$740

The accompanying notes to Consolidated Condensed Financial Statements are an integral part of these statements.

WBA Q3 2025 Form 10-Q	6

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

Plan of Merger
On March 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blazing Star Parent, LLC, a Delaware limited liability company (“Parent”), Blazing Star Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and certain other affiliates of Parent (collectively with Parent and Merger Sub, the “Parent Entities”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, except treasury stock, shares held by Parent or its affiliates and shares as to which appraisal rights have been properly exercised, will convert into the right to receive $11.45 in cash without interest, and one Divested Asset Proceed Right (“DAP Right”). Each DAP Right will entitle its holder to receive 70% of the net proceeds from any monetization of the Company’s equity or debt interests in Village Practice Management Company Holdings, LLC and its subsidiaries, up to $3.00 per DAP Right, subject to the terms and conditions of the Divested Asset Proceed Rights Agreement. The Merger Agreement included a 35-day “go-shop” period beginning on March 6 that allowed the Company, among other things and subject to certain conditions, to solicit alternative acquisition proposals. No parties submitted a superior proposal prior to the expiration of the “go-shop” period, which expired on April 10, 2025.

WBA Q3 2025 Form 10-Q	7

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The parties intend to complete certain pre-closing transactions at an initial closing that will take place on the business day immediately prior to the closing of the Merger (the “Initial Closing”). The Initial Closing is conditioned on certain conditions, including (i) the adoption of the Merger Agreement by (a) the holders of a majority of the outstanding common stock of the Company and (b) the holders of a majority of the outstanding shares of the Company’s common stock cast by the unaffiliated Company stockholders at the special meeting of the Company’s stockholders (the “Special Meeting”), which is scheduled for July 11, 2025, at 8:30 a.m. Central Time, (ii) certain regulatory approvals and filings (including the expiration of any waiting periods in respect thereof), and (iii) other customary conditions. Stefano Pessina, Executive Chairman of the Board of Directors of the Company, who controls approximately 17% of the Company’s common stock, has agreed to vote in favor of the adoption of the Merger Agreement, subject to the terms and conditions of the Voting Agreement, and to reinvest his proceeds from the Merger plus an additional cash investment into certain entities to be formed by affiliates of Parent in connection with the Merger. The closing of the Merger will occur on the business day immediately following the Initial Closing, which is currently expected to occur in the third or fourth quarter of calendar year 2025.

The Merger Agreement contains certain customary termination rights, including if the Merger is not completed by March 6, 2026 (extendable to June 6, 2026 and further under certain conditions) and by mutual written consent, among others. Upon termination of the Merger Agreement under specified circumstances, Parent may be required to pay the Company a termination fee equal to $560 million. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent (or one or more of its designees) a termination fee of either $158 million or $316 million or the documented out-of-pocket expenses of the Parent Entities and their affiliates, up to a maximum amount of $30 million.

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

WBA Q3 2025 Form 10-Q	8

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

The Footprint Optimization Program includes plans to close approximately 900 to 1,000 stores primarily across the U.S. by the end of fiscal 2027. Considering the remaining stores approved, but not yet closed under the Transformational Cost Management Program at the beginning of fiscal 2025, the Company expects to close 1,200 to 1,300 stores by the end of fiscal 2027. The cadence of store closures prioritizes estimated cash flow benefits, underperforming locations, and lease expirations. In the nine months ended May 31, 2025, the Company closed 423 stores related to these programs.

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

Since the inception of the Footprint Optimization Program, the Company has recognized cumulative pre-tax charges in its financial results in accordance with GAAP of $473 million, which were primarily recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. These charges include $259 million related to lease obligations and other real estate costs, $135 million in asset impairments, and $79 million in employee severance and other exit costs.

WBA Q3 2025 Form 10-Q	9

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Costs related to exit and disposal activities under the Footprint Optimization Program for the three and nine months ended May 31, 2025 were as follows (in millions):

Three months ended May 31, 2025	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs [1]	$52	$1	$—	$—	$53
Asset impairments	—	(2)	—	—	(2)
Employee severance and other exit costs	22	—	—	—	22
Total pre-tax exit and disposal charges	$74	$(1)	$—	$—	$73

Nine months ended May 31, 2025	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Lease obligations and other real estate costs [1]	$255	$4	$—	$—	$259
Asset impairments	139	(5)	1	—	135
Employee severance and other exit costs	72	1	3	3	79
Total pre-tax exit and disposal charges	$466	$—	$4	$3	$473
1.Includes right-of-use asset impairments, certain expenses associated with closed stores and runoff costs associated with location optimization under prior exit and disposal programs.

The changes in liabilities and assets related to the exit and disposal activities under the Footprint Optimization Program include the following (in millions):

Employee severance and other exit costs
Balance at August 31, 2024	$—
Costs	79
Payments	(74)
Other	1
Balance at May 31, 2025	$6

Other exit and disposal activities
During the three and nine months ended May 31, 2025, VillageMD approved the closure of approximately 5 and 28 clinics, respectively, and did not incur significant impairment charges.

During the nine months ended May 31, 2024, VillageMD approved the closure of approximately 160 clinics. As a result, long-lived and intangible assets of $303 million were impaired within the U.S. Healthcare segment. The impairment charges were recorded in Selling, general and administrative expenses primarily within the U.S. Healthcare segment in the Consolidated Condensed Statements of Earnings.

During the nine months ended May 31, 2025 and May 31, 2024, management ceased development of, and abandoned, certain multi-year internal software development projects within the U.S. Retail Pharmacy segment, resulting in impairment charges of $89 million and $455 million, respectively. These charges were recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.

WBA Q3 2025 Form 10-Q	10

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

Selected supplemental information was as follows (in millions):

	Three months ended May 31,		Nine months ended May 31,
Statement of earnings supplemental information[1]:	2025	2024	2025	2024
Sublease income	$28	$29	$86	$84
Impairment of right-of-use assets	21	13	177	194
Gain on sale-leaseback transactions	—	10	—	268

1Recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings.

	Nine months ended May 31,
Statement of cash flow supplemental information:	2025	2024
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$2,703	$2,779
Operating cash flows from finance leases	38	37
Financing cash flows from finance leases	62	52
Total	$2,802	$2,867

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$237	$1,235
Finance leases	21	55
Total	$257	$1,290

Note 4. Equity method and other investments

Equity method investments were as follows (in millions, except percentages):

	May 31, 2025		August 31, 2024
	Carrying value	Ownership percentage	Carrying value	Ownership percentage
Cencora	$848	5%	$1,563	10%
Others	411	8% - 50%	705	8% - 50%
Total	$1,259		$2,269

Cencora investment
During the three months ended May 31, 2025, the Company settled certain variable prepaid forward (“VPF”) derivative contracts by delivering an aggregate of 2.2 million shares of Cencora, Inc, (“Cencora”) common stock to financial institutions. As part of the settlement, the Company received cash proceeds of $103 million. See Note 7. Financial instruments for further information. During the three months ended May 31, 2024, the Company sold shares of Cencora common stock for total consideration of approximately $400 million, resulting in pre-tax gains inclusive of equity method basis difference adjustments of $88 million in Other income (expense), net in the Consolidated Condensed Statements of Earnings.

WBA Q3 2025 Form 10-Q	11

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
During the nine months ended May 31, 2025, the Company sold shares of Cencora common stock and settled VPF derivative contracts for total net consideration of approximately $398 million. This included the early settlement of certain VPF derivative contracts in the second quarter, originally scheduled to mature in the third and fourth quarters of fiscal 2026, through the delivery of 6.1 million shares of Cencora common stock and a cash payment of $20 million to fulfill the Company’s obligations under the contracts, retaining 1.3 million unencumbered shares. See Note 7. Financial instruments for further information. Concurrent with the early settlement of VPF derivative contracts in the second quarter, the Company executed a sale of 1.3 million shares of Cencora common stock for total consideration of approximately $315 million, including an approximate $50 million share repurchase by Cencora, resulting in pre-tax gains of $204 million in Other income (expense), net in the Consolidated Condensed Statements of Earnings. During the nine months ended May 31, 2024, the Company sold shares of Cencora common stock for total consideration of approximately $1.6 billion resulting in pre-tax gains of $847 million in Other income (expense), net in the Consolidated Condensed Statements of Earnings.

As a result of the VPF settlements and share sale, the Company’s ownership in Cencora decreased from approximately 10% as of August 31, 2024, to 5% as of May 31, 2025. As of May 31, 2025, the Company continued to account for its remaining investment in Cencora under the equity method of accounting due to its ability to exercise significant influence over Cencora through board representation.

From June 3, 2025, to June 25, 2025, the Company settled certain VPF derivative contracts through the delivery of an aggregate of 2.4 million shares of Cencora common stock to financial institutions. As part of the settlement, the Company received cash proceeds of $109 million and will recognize a pre-tax gain within Other income (expense), net, the amount of which has not yet been determined. On June 9, 2025, as a result of the VPF settlements, the Company’s ownership in Cencora common stock fell below 5% and the Company was no longer entitled to designate a director to the Cencora Board of Directors. As a result, the Company reclassified its investment from an equity method investment to an investment in equity securities at fair value, recognizing a pre-tax gain of $1.9 billion in Other income (expense), net. Transactions with Cencora will no longer be reported as related party transactions after June 9, 2025.

As of May 31, 2025 and August 31, 2024, the Company has pledged 10.4 million and 20.0 million shares, respectively, of Cencora common stock as collateral under the remaining VPF derivative contracts. See Note 7. Financial instruments for further information.

Other investments
During the three months ended May 31, 2025, the Company sold its remaining shares of BrightSpring Health Services (“BrightSpring”) common stock for total consideration of approximately $227 million, and recognized a pre-tax gain of $30 million resulting from final fair value adjustments recorded in Other income (expense), net within the Consolidated Condensed Statements of Earnings. During the nine months ended May 31, 2025, the Company sold shares of BrightSpring common stock for total consideration of approximately $610 million and recognized pre-tax gains of $322 million, inclusive of gains from sales of shares in fiscal 2025, the reclassification of the investment to equity securities measured at fair value, and subsequent fair value adjustments. These amounts were recorded in Other income (expense), net within the Consolidated Condensed Statements of Earnings. As of May 31, 2025, the Company no longer has an investment in BrightSpring.

Note 5. Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value.

VillageMD
During the three months ended February 28, 2025, the Company completed a quantitative impairment analysis for goodwill related to its VillageMD reporting unit within the U.S. Healthcare segment due to market indications of value received in the second quarter as part of the ongoing sale process for legacy Village Medical and updated management forecasts for VillageMD’s calendar year 2025, which were lower than previous projections for certain businesses that were used in the Company’s most recent annual impairment assessment, completed in the fourth quarter of fiscal 2024. Based on this analysis, the Company recorded a goodwill impairment charge of $1.5 billion, in Operating income (loss) within the Consolidated Condensed Statements of Earnings.

WBA Q3 2025 Form 10-Q	12

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

Total goodwill and long-lived asset impairment charges recognized in Operating income (loss) for VillageMD for the three months ended February 28, 2025 were $3.0 billion, prior to attribution of loss to non-controlling interests. Total impairment charges attributable to the Company, net of tax and non-controlling interests were $1.9 billion.

During the three months ended February 29, 2024, the Company completed a quantitative impairment analysis for goodwill related to its VillageMD reporting unit within the U.S. Healthcare segment due to downward revisions in its longer term forecast received during the quarter, including the impact of closing approximately 90 additional clinics, slower than expected trends in patient panel growth and multi-specialty productivity trends and recent changes in Medicare reimbursement models. These impacts were partly offset by cost savings initiatives. Based on this analysis, the Company recorded a goodwill impairment charge of $12.4 billion, prior to attribution of loss to non-controlling interests, in Operating income (loss) within the Consolidated Condensed Statements of Earnings. The impairment charge reflects lower than previously expected longer term financial performance expectations, a reduction in the multiples for publicly traded peer companies, and increases in discount rates.

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

Other reporting units
On March 6, 2025, the Company entered into the Merger Agreement with affiliates of Sycamore Partners. See Note 1. Accounting policies for further information. The Company compared the fair value of the expected consideration to be paid pursuant to the Merger Agreement with the fair value of its reporting units in the aggregate and concluded that goodwill of the U.S. Retail Pharmacy and CCX Next, LLC (“CareCentrix”) reporting units were more likely than not impaired as of February 28, 2025. As a result, the Company completed quantitative impairment analyses resulting in goodwill impairment charges recorded in Operating income (loss) within the Consolidated Condensed Statements of Earnings of $2.0 billion and $178 million for the U.S. Retail Pharmacy and U.S. Healthcare segments, respectively. The impairment loss within the U.S. Retail Pharmacy reporting unit reflects continued softness in U.S. retail sales, the impact of recent legal settlements, and a higher discount rate than was used in the Company’s most recent annual impairment assessment, completed in the fourth quarter of fiscal 2024.

Further, in the three months ended February 28, 2025, the Company recorded, within Selling, general and administrative expenses, an impairment loss of $115 million related to indefinite-lived pharmacy license and trade name intangible assets in the Boots reporting unit, as part of the International segment.

Total goodwill and indefinite-lived intangible asset impairment charges recognized in Operating income (loss) as a result of entering into the Merger Agreement for the U.S. Retail Pharmacy, CareCentrix, and Boots reporting units were $2.3 billion for the three months ended February 28, 2025.

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

WBA Q3 2025 Form 10-Q	13

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

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

Goodwill roll forward:	U.S. Retail Pharmacy	International	U.S. Healthcare	Walgreens Boots Alliance, Inc.
August 31, 2024 [1]	$10,947	$1,388	$3,173	$15,506
Impairments	(2,008)	—	(1,645)	(3,653)
Cumulative translation adjustments	—	28	—	28
May 31, 2025	$8,938	$1,415	$1,528	$11,882

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

	Current portion	Non-current portion	Total
Long-term debt balances as of August 31, 2024	$1,505	$8,044	$9,549
Repayments of long-term debt	(2,447)	(1,000)	(3,447)
Reclassifications of long-term debt	1,379	(1,379)	—
Exchange rate changes and other	(8)	4	(4)
Long-term debt balances as of May 31, 2025, excluding revolving credit facilities	$429	$5,669	$6,098

Accounts Receivable Facility	$—	$1,268	$1,268

Total long-term debt balances as of May 31, 2025	$429	$6,937	$7,366

Long-term debt
The Company’s long-term debt balances include bonds, notes, amounts borrowed under the accounts receivable securitization facility and delayed draw term credit facilities (“DDTL facilities”), and certain other balances. Amounts borrowed under DDTL facilities that are repaid or prepaid may not be reborrowed.

April 2025 Accounts receivable revolving credit facility
On April 24, 2025, the SPE entered into an accounts receivable securitization facility with an initial borrowing capacity of $2.5 billion (“Accounts Receivable Facility”).

The Accounts Receivable Facility consists of certain of the Company’s wholly owned subsidiaries selling or contributing on an on-going basis the accounts receivables generated by them, together with all related security and interests in the proceeds thereof (the “Pool Receivables”), without recourse, to the SPE. Other than during an event of default or specified downgrade in rating, collections remitted may be fully commingled with the other cash and cash equivalents of the Company.

WBA Q3 2025 Form 10-Q	14

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The SPE’s sole business is to conduct its obligations in connection with the Accounts Receivable Facility. Based on its structure, the SPE is considered a variable interest entity (“VIE”) and the most significant activities that impact its economic performance are decisions made to manage its Pool Receivables. The Company is considered the primary beneficiary and consolidates the SPE as it makes those decisions as the servicer. Although the SPE is included in the Company’s Consolidated Condensed Financial Statements, it is a separate legal entity and the assets of the SPE are not available to satisfy the claims of other creditors of the Company.

Interest on borrowings under the Accounts Receivable Facility accrues at applicable margins based on the Company’s Index Debt Rating by Moody’s or Standard and Poor (“S&P”) and ranges from 95 basis points to 125 basis points over specified benchmark rates for Secured Overnight Financing Rate (“SOFR”) loans, as applicable. Additionally, the Company pays commitment fees to maintain the availability under the Revolving Accounts Receivable Facility at applicable fee rates based upon certain criteria at an annual rate on the unutilized portion of the total credit commitment. Absent an event of default, including if the debt is not repaid upon a change of control event, the Accounts Receivable Facility will terminate on April 24, 2028. As of May 31, 2025, the Company had a remaining borrowing capacity of $1.2 billion under the Accounts Receivable Facility.

Other credit facilities
As of May 31, 2025, the Company had an aggregate borrowing capacity under other committed revolving credit facilities of $5.8 billion. The Company utilizes its revolving credit facilities for short term working capital and general corporate purposes. As of May 31, 2025, there were no borrowings outstanding under the Company’s other revolving credit facilities.

Repayments of debt
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

During the three months ended May 31, 2025, the Company used net proceeds from its Accounts Receivable Facility to repay in full all amounts outstanding under the Company’s $1.0 billion senior unsecured delayed draw term loan credit agreement due January 2026, dated as of December 19, 2022 (the “December 2022 DDTL”), and the Company’s $1.0 billion senior unsecured delayed draw term loan credit agreement due November 2026, dated as of August 9, 2023 (the “August 2023 DDTL”). As of May 31, 2025, all tranches available under the December 2022 DDTL and August 2023 DDTL have been repaid in full, and all commitments under the December 2022 DDTL and August 2023 DDTL were terminated in accordance with their terms on April 24, 2025.

Debt covenants
Each of the Company’s credit facilities contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary financial covenants. As of May 31, 2025, the Company was in compliance with all such applicable financial covenants.

Commercial paper
The Company periodically borrows under its commercial paper program and may borrow under it in future periods. As of May 31, 2025 and August 31, 2024, the Company had no borrowings outstanding under the commercial paper program.

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

The Company economically hedges a portion of its exposure to equity price risk related to its investment in Cencora through VPF derivative contracts.

WBA Q3 2025 Form 10-Q	15

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The notional amounts and fair value of derivative instruments outstanding were as follows (in millions):

May 31, 2025	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Foreign currency forwards	$79	$1	Other current assets
Cross currency interest rate swaps	51	1	Accrued expenses and other liabilities
Foreign currency forwards	1,356	15	Accrued expenses and other liabilities
Cross currency interest rate swaps	259	6	Other non-current liabilities
Foreign currency forwards	2	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$236	$1	Other current assets
Total return swaps	195	6	Other current assets
Foreign currency forwards	3,343	24	Accrued expenses and other liabilities
Variable prepaid forward contracts	1,792	2,404	Accrued expenses and other liabilities
Variable prepaid forward contracts	106	131	Other non-current liabilities

August 31, 2024	Notional	Fair Value	Location in Consolidated Condensed Balance Sheets
Derivatives designated as hedges:
Cross currency interest rate swaps	$50	$1	Other current assets
Foreign currency forwards	7	—	Other current assets
Cross currency interest rate swaps	253	5	Other non-current assets
Foreign currency forwards	4	—	Other non-current assets
Foreign currency forwards	923	15	Accrued expenses and other liabilities
Cross currency interest rate swaps	356	5	Accrued expenses and other liabilities
Foreign currency forwards	2	—	Other non-current liabilities
Derivatives not designated as hedges:
Foreign currency forwards	$534	$3	Other current assets
Total return swaps	211	11	Other current assets
Foreign currency forwards	3,606	52	Accrued expenses and other liabilities
Variable prepaid forward contracts	1,185	1,332	Accrued expenses and other liabilities
Variable prepaid forward contracts	2,541	2,587	Other non-current liabilities

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

WBA Q3 2025 Form 10-Q	16

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

In fiscal 2024 and 2023, the Company entered into VPF derivative contracts with third-party financial institutions and received upfront prepayments related to the forward sale of shares of Cencora common stock. The upfront prepayments are recorded within Accrued expenses and other liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets as derivatives. The Company has pledged shares of Cencora common stock as collateral upon entering into the VPF derivative contracts. The VPF derivative contracts provide the Company with current liquidity while allowing it to maintain voting and dividend rights in the Cencora common stock, as well as the ability to participate in future stock price appreciation during the term of the contracts up to a cap price specified in the contracts. With the exception of VPF derivative contracts which have been early settled, the contracts are expected to settle per their respective forward settlement dates, at which time the Company will be obligated, unless it elects to settle otherwise as described below, to deliver the full number of shares of Cencora common stock specified in the contracts to settle the agreements. The Company may receive additional cash payments to be determined based on the price of the Cencora common stock at the forward settlement dates relative to the forward floor and cap price specified in the contracts. Subject to certain conditions, the Company may elect to net settle the contract by delivery of shares (or payment of the cash value thereof) in lieu of receiving any additional cash. The aggregate number of Cencora shares to be delivered in connection with the VPF derivative contracts will not exceed the shares subject to forward sale.

The terms of the VPF derivative contracts were as follows (in millions):

Transaction date	Prepayment amount	Remaining shares pledged and maximum shares subject to forward sale as of May 31, 2025	Forward settlement date
May 11, 2023	$644	4.6	Fourth quarter, fiscal 2025
June 15, 2023	325	—	Third quarter, fiscal 2025 [1]
August 3, 2023	801	5.3	First quarter, fiscal 2026
August 4, 2023	797	—	Third quarter, fiscal 2026 [2]
November 9, 2023	424	0.5	Fourth quarter, fiscal 2026 [2]
	$2,991	10.4

1.During the three months ended May 31, 2025, the Company settled certain VPF derivative contracts through the delivery of an aggregate of 2.2 million shares of Cencora common stock to financial institutions and recognized a pre-tax gain of $378 million within Other income (expense), net, as a result of the settlement. See Note 4. Equity method investments for further information.
2.During the three months ended February 28, 2025, the Company early settled certain VPF derivative contracts. These contracts, originally scheduled to mature in the third and fourth quarter of fiscal 2026, were net share settled early through the delivery of an aggregate 6.1 million shares of Cencora common stock to financial institutions, with the Company retaining 1.3 million unencumbered shares. As part of the settlement, the Company paid an aggregate cash payment of $20 million to fulfill its obligations under the contracts. The Company recognized a pre-tax gain of $955 million within Other income (expense), net as a result of the settlement. See Note 4. Equity method and other investments for further information.

WBA Q3 2025 Form 10-Q	17

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The income (expense) due to changes in fair value of derivative instruments was recognized in the Consolidated Condensed Statements of Earnings as follows (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings [1]	2025	2024	2025	2024
Total return swap	Selling, general and administrative expenses	$(2)	$2	$3	$19
Foreign currency forwards	Other income (expense), net	(170)	(14)	(87)	19
Variable prepaid forward [2]	Other income (expense), net	(11)	155	766	(733)

1.Excludes remeasurement gains and losses on economically hedged assets and liabilities.
2.Includes $378 million and $1.3 billion of settlement gains in the three and nine months ended May 31, 2025.

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2025	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$64	$64	$—	$—
Foreign currency forwards [3]	2	—	2	—
Investments in equity securities [4]	28	28	—	—
Investments in debt securities [5]	110	—	110	—
Total return swaps [7]	6	—	6	—
Liabilities:
Variable prepaid forward [6]	$2,535	$—	$—	$2,535
Foreign currency forwards [3]	39	—	39	—
Cross currency interest rate swaps [2]	7	—	7	—

WBA Q3 2025 Form 10-Q	18

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds [1]	$1,790	$1,790	$—	$—
Cross currency interest rate swaps [2]	6	—	6	—
Foreign currency forwards [3]	3	—	3	—
Investments in equity securities [4]	19	19	—	—
Investments in debt securities [5]	98	—	98	—
Total return swaps [7]	11	—	11	—
Liabilities:
Variable prepaid forward [6]	$3,919	$—	$—	$3,919
Foreign currency forwards [3]	67	—	67	—
Cross currency interest rate swaps [2]	5	—	5	—

1Money market funds are valued at the closing price reported by the fund sponsor and classified as Marketable securities within the Consolidated Condensed Balance Sheets.
2The fair value of cross currency interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves. See Note 7. Financial instruments for further information.
3The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. See Note 7. Financial instruments, for further information.
4Fair values of quoted investments are based on current bid prices as of May 31, 2025 and August 31, 2024.
5Includes investments in Treasury debt securities.
6The fair value of the derivative was derived from a Black-Scholes valuation. The inputs used in valuing the derivative included observable inputs such as the floor and cap prices of the VPF, dividend yield of Cencora shares, risk free interest rate, and contractual term of the instrument, as well as unobservable inputs such as implied volatility of Cencora shares. The implied volatility ranged from between 34.2% and 78.4% for the lower strike and between 25.0% and 56.7% for the upper strike as of May 31, 2025, and between 24.5% and 34.5% for the lower strike and between 19.6% and 22.7% for the upper strike as of August 31, 2024.
7The fair value of total return swaps is calculated based on the change in the price of the underlying equity index, less a SOFR-based financing cost. See Note 7. Financial instruments for further information.

There were no transfers between levels for the three and nine months ended May 31, 2025 and May 31, 2024, respectively.

The roll forward of the fair value of the VPF derivatives associated with the forward sale of shares of Cencora common stock, classified as Level 3, is as follows (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Opening balance	$(2,610)	$(3,861)	$(3,919)	$(2,548)
VPF derivative additions	—	—	—	(424)
Unrealized gains (losses) recorded in Other income (expense), net	(389)	155	(567)	(733)
Realized gains recorded in Other income (expense), net	378	—	1,333	—
Settlements	86	—	618	—
Ending balance	$(2,535)	$(3,705)	$(2,535)	$(3,705)

WBA Q3 2025 Form 10-Q	19

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the Consolidated Condensed Financial Statements. As of May 31, 2025, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $6.1 billion and $5.8 billion, respectively. As of August 31, 2024, the carrying amounts and estimated fair values of long term notes outstanding including the current portion were $7.2 billion and $6.4 billion, respectively. The fair values of the notes outstanding are Level 1 fair value measures and determined based on quoted market price and translated at the May 31, 2025 rate, as applicable. The fair values and carrying values of these issuances do not include notes that have been redeemed or repaid as of May 31, 2025. The carrying value of the Company’s credit facilities, accounts receivable and trade accounts payable approximated their respective fair values due to borrowings being at variable interest rates or their short-term nature.

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

WBA Q3 2025 Form 10-Q	20

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Company describes below certain proceedings involving the Company in which the amount of loss could be material or the nature of the dispute is qualitatively material. The Company accrues for legal claims when, and to the extent that, the amount or range of probable loss can be reasonably estimated. If only a range of probable loss can be determined, and no one estimate within that range is a better or more probable estimate than any other estimate, the Company accrues the low end of the range, which may differ materially from the amount of loss incurred upon resolution of the legal proceeding. The Company believes there are meritorious defenses with respect to the claims asserted against it, and it intends to defend each of these cases vigorously, as applicable, but there can be no assurance as to the ultimate outcome. With respect to litigation and other legal proceedings where the Company has determined a material loss is reasonably possible, except as otherwise disclosed, the Company is not able to make a reasonable estimate of the amount or range of loss that is reasonably possible above any accrued amounts in these proceedings, due to various reasons, including: the existence of factual and legal arguments that, if successful, will eliminate or sharply reduce the possibility of loss; lack of sufficient information about the arguments and the evidence plaintiffs will advance with respect to their damages; some of the cases have been stayed; certain proceedings present novel and complex questions of public policy; legal and factual determinations and judicial and governmental procedure; the large number of parties involved; and the inherent uncertainties related to such legal proceedings.

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

In the first quarter of fiscal 2023, the Company recorded a $6.5 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements which was reflected in the Consolidated Condensed Statements of Earnings within Selling, general and administrative expenses as part of the U.S. Retail Pharmacy segment. As of May 31, 2025, the Company has accrued a total of $6.2 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements, including $650 million and $5.5 billion of the estimated settlement liability in Accrued expenses and other liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheets.

WBA Q3 2025 Form 10-Q	21

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The Company remains a defendant in multiple actions in federal courts alleging claims generally concerning the impacts of widespread opioid abuse, which have been commenced by various plaintiffs. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated many of these cases in a multidistrict litigation, captioned In re National Prescription Opiate Litigation (MDL No. 2804, Case No. 17-MD-2804), which is pending in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”). The Company is a defendant in the following multidistrict litigation bellwether cases:

•Two consolidated cases in N.D. Ohio (Cnty. of Lake, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45032; Cnty. of Trumbull, Ohio v. Purdue Pharma L.P., et al., Case No. 18-op-45079). In November 2021, the jury returned a verdict in favor of the plaintiffs as to liability, and a second trial regarding remedies took place in May 2022. In August 2022, the court entered orders providing for injunctive relief and requiring the defendants to pay $651 million over a 15-year period to fund abatement programs. The court found that the damages are subject to joint and several liability and as such made no determination as to apportionment. These decisions were appealed to the United States District Court for the Sixth Circuit (the “Sixth Circuit”) on multiple grounds. Following the Sixth Circuit’s certification of an underlying state law issue to the Ohio Supreme Court, the Ohio Supreme Court ruled that plaintiffs’ public nuisance claims were rescinded by an Ohio statute; and the Sixth Circuit subsequently vacated the judgment, dissolved the injunction and remanded the case to N.D. Ohio for further proceedings.
•Louisiana Assessors Ins. Fund v. AmerisourceBergen Drug Corp., et al., 1:18-op-46223 (M.D. La.).
•Pioneer Tele, Coop. Inc. Employee Benefits Plan v. Purdue Pharma LP et al., 1:18-op-46186 (W.D. Okla.).
•United Food and Comm. Workers Health and Welfare Fund of Northeastern Pennsylvania v. Purdue Pharma, LP et al., 1:17-op-45117 (E.D. Pa.).
•Sheet Metal Workers Local No. 25 Health & Welfare Fund v. Purdue Pharma, LP et al., 1:18-op-45002 (E.D. Pa.).
•Saint Elizabeth Medical Center, Inc. d/b/a St. Elizabeth Healthcare. v. AmerisourceBergen Drug Corp., et al. 2:18-cv-00146 (E.D. Ky.).

The Company also has been named as a defendant in multiple actions brought in state courts relating to opioid matters. A trial date has been set in the following case pending in state court:

•Florida (Florida Health Sciences Center, Inc., et al. v. Richard Sackler, et al., Case No. CACE 19-018882, Seventeenth Judicial Circuit Court, Broward County, Florida - September 2025).

The relief sought by plaintiffs in these matters includes compensatory, abatement, restitution and punitive damages, as well as injunctive relief. Additionally, the Company received from the DOJ and the Attorneys General of numerous states subpoenas, civil investigative demands, and other requests concerning opioid-related matters. On January 16, 2025, the Company filed suit against the DOJ, the DEA, and others seeking a declaratory judgment and other relief in connection with the DEA’s attempt to enforce certain purported rules related to the dispensing of opioids and other controlled substances that had never undergone requisite notice-and-comment rulemaking. Shortly thereafter, also on January 16, 2025, the DOJ filed suit against the Company in the United States District Court for the Northern District of Illinois (Novak vs. Walgreens Boots Alliance, Inc., Case No. 1:18-cv-05452) alleging violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing prescriptions for opioids and other controlled substances at its pharmacies nationwide. The relief sought by the DOJ included monetary relief (including treble damages), civil penalties and injunctive relief. On April 18, 2025, the parties agreed to settle the lawsuits. Pursuant to the settlement, the Company agreed to pay $300 million over six years plus interest (accruing at an annual rate of 4.0%). The settlement also includes an incremental $50 million contingent payment payable under specified circumstances, including a change of control. In addition, the Company entered into a related Memorandum of Agreement with the DEA and a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.

Usual and Customary Pricing Litigation
The Company is defending a number of claims, lawsuits, and investigations alleging that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. The Company has accrued a total liability of $150 million for all usual and customary pricing litigation in Accrued expenses and other liabilities within the Consolidated Condensed Balance Sheets.

WBA Q3 2025 Form 10-Q	22

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
On March 23, 2017, a putative class of employee and union benefit funds and individual insureds filed suit in the United States District Court for the Northern District of Illinois (Russo et al. v. Walgreen Co. et al., Case No. 1:17-cv-02246) making similar allegations and seeking monetary damages. The plaintiffs’ motion for class certification was stayed pending the outcome of settlement discussions. The parties reached an agreement to settle this matter, subject to court approval. The court granted preliminary approval of the settlement agreement on November 19, 2024. Additionally, a group of Blue Cross Blue Shield-affiliated plans filed suit in federal and state courts in Illinois making similar allegations and seeking similar damages (BCBSM, Inc. et al v. Walgreen Co. et al., Case 1:20-cv-01853; Healthcare Service Corp. v. Walgreen Co., et al., Case No. 2021 L 000621).

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

WBA Q3 2025 Form 10-Q	23

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

Note 10. Income taxes

The Company recognized a tax expense for the three months ended May 31, 2025. The effective tax rate for the three months ended May 31, 2025 was not meaningful. The tax expense is primarily driven by the valuation allowance recorded against U.S. federal and state deferred tax assets generated in the current year, and tax on non-U.S. earnings. The effective tax rate for the three months ended May 31, 2024 was an expense of 8.0% primarily due to tax benefits related to valuation allowance releases in foreign jurisdictions.

The effective tax rate for the nine months ended May 31, 2025 was a benefit of 0.4%, due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, valuation allowance recorded against U.S. federal and state deferred tax assets generated in the current year, and tax on non-U.S. earnings. The effective tax rate for the nine months ended May 31, 2024 was a benefit of 6.3%, due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S. tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of tax basis in assets in foreign jurisdictions, net of valuation allowance.

Income taxes paid, net of cash refunds received, for the nine months ended May 31, 2025 and May 31, 2024 were $162 million and $238 million, respectively.

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

WBA Q3 2025 Form 10-Q	24

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Under the BPA, the Trustee acquired a bulk annuity policy (the “Buy-In”) from Legal & General which will fund ongoing and future pension benefit payments to the Boots Plan members. The BPA is being funded through the existing Boots Plan assets, as well as accelerated and incremental pre-tax contributions by the Company to the Boots Plan. As of May 31, 2025, the Company has made approximately $448 million of contributions related to the Buy-In. The Company estimates it will make remaining contributions of approximately $450 million by the end of fiscal 2026.

Components of net periodic pension cost (income) for the defined benefit pension plans (in millions):

		Three months ended May 31,		Nine months ended May 31,
	Location in Consolidated Condensed Statements of Earnings	2025	2024	2025	2024
Service costs	Selling, general and administrative expenses	$1	$1	$2	$3
Interest costs	Other income (expense), net	63	68	187	202
Expected returns on plan assets/other	Other income (expense), net	(62)	(70)	(185)	(206)
Total net periodic pension cost (income)		$2	$(1)	$5	$(1)

Note 12. Accumulated other comprehensive loss

The following is a summary of net changes in Accumulated other comprehensive loss (“AOCI”) by component and net of tax for the three and nine months ended May 31, 2025 and May 31, 2024 (in millions):

	Pension/ post-retirement obligations	Net investment hedges gain (loss) and other	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 28, 2025	$(698)	$109	$(73)	$(2,317)	$(2,980)
Other comprehensive income (loss) before reclassification adjustments	—	(150)	11	327	188
Amounts reclassified from AOCI	5	—	12	—	17
Tax provision	(1)	—	(3)	—	(3)
Net change in other comprehensive income (loss)	4	(150)	20	327	202
Balance at May 31, 2025	$(695)	$(41)	$(53)	$(1,989)	$(2,778)

WBA Q3 2025 Form 10-Q	25

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension/ post-retirement obligations	Net investment hedges gain (loss) and other	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2024	$(706)	$14	$(88)	$(2,118)	$(2,897)
Other comprehensive income (loss) before reclassification adjustments	—	(56)	(2)	129	71
Amounts reclassified from AOCI	14	—	49	—	63
Tax provision	(3)	—	(12)	—	(15)
Net change in other comprehensive income (loss)	11	(55)	35	129	119
Balance at May 31, 2025	$(695)	$(41)	$(53)	$(1,989)	$(2,778)

	Pension/ post-retirement obligations	Net investment hedges gain (loss)	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at February 29, 2024	$(608)	$85	$(100)	$(2,274)	$(2,897)
Other comprehensive income (loss) before reclassification adjustments	(3)	(13)	(16)	20	(13)
Amounts reclassified from AOCI	(3)	3	10	—	10
Tax benefit	2	3	2	—	6
Net change in other comprehensive income (loss)	(5)	(8)	(4)	20	3
Balance at May 31, 2024	$(613)	$77	$(104)	$(2,254)	$(2,894)

	Pension/ post-retirement obligations	Unrealized gain (loss) on cash flow hedges and other	Net investment hedges gain (loss)	Share of OCI of equity method investments	Cumulative translation adjustments	Total
Balance at August 31, 2023	$(698)	$(6)	$83	$(132)	$(2,240)	$(2,993)
Other comprehensive income (loss) before reclassification adjustments	124	—	(6)	(3)	(11)	104
Amounts reclassified from AOCI	(10)	5	(1)	39	(3)	30
Tax benefit (provision)	(30)	—	2	(6)	—	(34)
Net change in other comprehensive income (loss)	85	5	(6)	29	(14)	100
Balance at May 31, 2024	$(613)	$—	$77	$(104)	$(2,254)	$(2,894)

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

WBA Q3 2025 Form 10-Q	26

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

WBA Q3 2025 Form 10-Q	27

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reflects results of operations of the Company’s reportable segments (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Sales:
U.S. Retail Pharmacy
Pharmacy	$24,381	$21,812	$72,524	$65,704
Retail	6,334	6,691	19,437	20,604
Total	$30,715	$28,503	$91,961	$86,308

International
Pharmacy	$913	$874	$2,662	$2,698
Retail	1,976	1,839	6,274	5,928
Wholesale	3,283	3,014	9,721	8,955
Total	$6,172	$5,727	$18,657	$17,581

U.S. Healthcare	$2,102	$2,125	$6,427	$6,232

Corporate and Other [1]	$(4)	$(3)	$(12)	$(9)

Walgreens Boots Alliance, Inc.	$38,986	$36,351	$117,034	$110,111

Adjusted operating income:
U.S. Retail Pharmacy	$350	$501	$1,278	$1,947
International	214	175	615	562
U.S. Healthcare	54	(22)	196	(151)
Corporate and Other	(60)	(42)	(152)	(158)
Walgreens Boots Alliance, Inc.	$558	$613	$1,936	$2,200

1.Includes certain eliminations.

The following table reconciles adjusted operating income to Operating income (loss) (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Adjusted operating income (Non-GAAP measure)	$558	$613	$1,936	$2,200
Acquisition-related amortization	(226)	(266)	(746)	(811)
Impairment of goodwill, intangibles and long-lived assets	(89)	—	(5,432)	(13,091)
Footprint optimization	(73)	—	(473)	—
Acquisition and disposition-related costs	(62)	(68)	(260)	(480)
Certain legal and regulatory accruals and settlements	(49)	(52)	(656)	(376)
Adjustments to equity earnings in Cencora	(13)	(57)	(122)	(129)
Transformational cost management	(3)	(95)	9	(401)
LIFO provision	10	36	(14)	(11)
Operating income (loss) (GAAP)	$53	$111	$(5,759)	$(13,099)

WBA Q3 2025 Form 10-Q	28

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

Related party transactions with Cencora (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Purchases, net	$19,727	$18,181	$58,843	$54,296

	May 31, 2025	August 31, 2024
Trade accounts payable, net of receivables	$8,943	$9,259

On March 6, 2025, the Company entered into the Merger Agreement with Parent, Merger Sub, a wholly owned subsidiary of Parent, and certain other affiliates of Parent.

In connection with the Merger Agreement, the Company’s Executive Chairman, Stefano Pessina, and his holding company, who in the aggregate own approximately 17% of the Company’s shares of outstanding common stock, entered into a voting agreement in favor of Parent and the Company and a reinvestment agreement with Parent and certain other affiliates of Parent. Under these agreements, Mr. Pessina and his holding company will vote all of their shares of the Company’s common stock in favor of the Merger Agreement (consistent with obligations under his existing shareholder’s agreement), subject to certain terms and conditions contained therein, and will reinvest all of their cash consideration received in the transaction, in addition to an incremental cash investment, into the acquiring company. Each of Mr. Pessina and John Lederer, one of the Company’s directors and an affiliate of Sycamore Partners Management, L.P., the beneficial owner of Parent and Merger Sub, were recused from the deliberations, evaluation and approval of the transaction by the Company’s Board of Directors. See Note 1. Accounting policies for further information.

Note 15. Supplemental information

Cash, cash equivalents and restricted cash
The Company is required to maintain cash deposits with certain banks which consist of deposits restricted under contractual agency agreements and cash restricted by law and other obligations. The following represents a reconciliation of cash, cash equivalents, and restricted cash in the Consolidated Condensed Balance Sheets to total Cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of May 31, 2025 and August 31, 2024, respectively (in millions):

	May 31, 2025	August 31, 2024
Cash and cash equivalents	$766	$1,319
Marketable securities	64	1,790
Restricted cash (included in other current and non-current assets)	109	110
Cash, cash equivalents and restricted cash	$939	$3,218

Accounts receivable
Accounts receivable are stated net of allowances for doubtful accounts. Accounts receivable balances primarily consist of trade receivables due from customers, including amounts due from third party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). Trade receivables were $5.5 billion and $4.8 billion at May 31, 2025 and August 31, 2024, respectively. Other accounts receivable balances, which consist primarily of receivables from vendors and manufacturers, including receivables from Cencora, were $1.1 billion and $1.0 billion at May 31, 2025 and August 31, 2024, respectively. See Note 14. Related parties for further information.

WBA Q3 2025 Form 10-Q	29

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Depreciation and amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Depreciation expense	$359	$369	$1,086	$1,120
Intangible assets amortization	214	238	722	717
Total depreciation and amortization expense	$573	$607	$1,809	$1,837

Redeemable non-controlling interests
The following represents a roll forward of the redeemable non-controlling interest in the Consolidated Condensed Balance Sheets (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Opening balance	$104	$172	$174	$167
Acquisition of non-controlling interests	—	—	(33)	—
Net income (loss) attributable to redeemable non-controlling interests	5	(1)	2	1
Redemption price adjustments and other [1]	—	1	(34)	5
Ending balance	$110	$173	$110	$173

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

The Company attributes VillageMD earnings and losses to non-controlling interests using the hypothetical-liquidation book value (“HLBV”) method, which is a balance sheet-oriented approach. Under the HLBV method, VillageMD income and losses are attributed to each unit based on changes to the amounts that each unit would hypothetically receive at each period end under the liquidation provisions of the VillageMD Amended and Restated Limited Liability Company Agreement, assuming the net assets of VillageMD were liquidated at their carrying values determined in accordance with GAAP. The proportion of earnings and losses attributed to non-controlling interests under HLBV is subject to change as VillageMD net assets change. As of May 31, 2025, the Company’s preference from the VillageMD Secured Loan exceeds VillageMD’s net assets. As a result, earnings and losses of VillageMD are fully attributed to the Company.

WBA Q3 2025 Form 10-Q	30

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Earnings per share
Diluted earnings per share is computed using the treasury stock method. Due to the anti-dilutive effect resulting from periods where the Company reports a net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the calculation of weighted-average common shares outstanding for diluted net loss per common share.

In the three and nine months ended May 31, 2025, 35 million and 33 million stock options, performance shares, and restricted stock units, respectively, were excluded from the calculation of earnings per share as the effect of including them would be anti-dilutive.

In the three and nine months ended May 31, 2024, 14 million and 21 million stock options and restricted stock units, respectively, were excluded from the calculation of earnings per share as the effect of including them would be anti-dilutive.

Cash dividends declared per common share
Cash dividends per common share declared were as follows:

Quarter ended	2025	2024
November	$0.2500	$0.4800
February	—	0.2500
May	—	0.2500
Total	$0.2500	$0.9800

In the three months ended February 28, 2025, the Company’s Board of Directors suspended the Company’s cash dividend paid to stockholders on a quarterly basis. The decision reflects management’s ongoing efforts to evaluate and refine the Company’s capital allocation policy in alignment with the Company’s broader long-term turnaround efforts.

WBA Q3 2025 Form 10-Q	31

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Walgreens Boots Alliance, Inc. and its subsidiaries (“Walgreens Boots Alliance”) should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Walgreens Boots Alliance Annual Report on Form 10-K for the fiscal year ended August 31, 2024 (the “2024 10-K”) and subsequent Quarterly Reports on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements that involve risks and uncertainties. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary note regarding forward-looking statements” below and in Item 1A, Risk factors, in our 2024 10-K, as amended and supplemented by the risk factors set forth below in Item 1A, Risk factors. References herein to the “Company,” “we,” “us,” or “our” refer to Walgreens Boots Alliance and its subsidiaries, and in each case do not include unconsolidated partially-owned entities, except as otherwise indicated or the context otherwise requires.

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
•U.S. Retail Pharmacy,
•International, and
•U.S. Healthcare.

WBA Q3 2025 Form 10-Q	32

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
FACTORS, TRENDS AND UNCERTAINTIES AFFECTING OUR RESULTS AND COMPARABILITY
The Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: uncertainties related to the announcement and completion of the proposed Merger (as defined below), including: the risk that the proposed transaction may not be completed in a timely manner or at all, the ability of affiliates of Sycamore Partners to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the proposed transaction, the failure to satisfy any of the conditions to the consummation of the proposed transaction, including the receipt of certain regulatory approvals and stockholder approval, the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the transaction agreements, including in circumstances requiring the Company to pay a termination fee, the effect of the announcement or pendency of the proposed transaction on the Company’s business relationships, operating results and business generally, the risk that the proposed transaction disrupts the Company’s current plans and operations; the Company’s ability to retain and hire key personnel and maintain relationships with key business partners and customers, and others with whom it does business, risks related to diverting management’s attention from the Company’s ongoing business operations, significant or unexpected costs, charges or expenses resulting from the proposed transaction, potential litigation relating to the proposed transaction that could be instituted against the parties to the transaction agreements or their respective directors, managers or officers, including the effects of any outcomes related thereto, uncertainties related to the continued availability of capital and financing and rating agency actions, certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions, uncertainty as to timing of completion of the proposed transaction, the risk that the holders of Divested Asset Proceed Rights will receive less-than-anticipated payments or no payments with respect to the Divested Asset Proceed Rights after the closing of the proposed transaction and that such rights will expire valueless, the impact of adverse general and industry-specific economic and market conditions; the possibility that alternative transaction proposals will or will not be made; though no such transactions existed, the possibility that, if the Company did not enter into the transaction agreements, it potentially could have, at a later date, attempted to engage in other, unspecified transactions, including restructuring efforts, special dividends or the sale of some or all of the Company’s assets that may have produced a higher aggregate value than that available to the Company’s stockholders in the merger; the risk that the Company’s stock price may decline significantly if the merger is not completed; the impact of opioid-related claims and litigation settlements; the impact of adverse global macroeconomic conditions caused by factors including, among others, inflation, high interest rates, labor shortages, supply chain disruptions and pandemics like COVID-19 on our operations and financial results; the financial performance of our equity method investees, including Cencora, Inc. (“Cencora”); the financial performance of our consolidated subsidiaries in the United States (“U.S.”) Healthcare segment; the amount of goodwill, intangible, and other long-lived asset impairment charges (which are based in part on estimates of future performance); the influence of certain holidays; seasonality; foreign currency rates; changes in the National Average Drug Acquisition Cost (“NADAC”) benchmark pricing; changes in vendor, payor and customer relationships and terms and associated reimbursement pressure; evaluating and completing other strategic transactions and acquisitions, dispositions, joint ventures and other strategic collaborations (to the extent permitted by the Merger Agreement (as defined below)); monetization efforts with respect to non-strategic assets; changes in laws and regulations, including the tax law changes in the U.S. and the United Kingdom (“UK”); changes in recoverability of deferred tax assets; changes in trade tariffs, including trade relations between the U.S. and China, and international relations, including the UK’s withdrawal from the European Union and its impact on our operations and prospects, and those of our customers and counterparties; the expected execution and effect of our business strategies, including the breadth, timing and impact of the actions related to our strategic review; the timing and magnitude of cost reduction initiatives, including under our Footprint Optimization Program (as defined below); the timing and severity of the cough, cold and flu season; fluctuations in variable costs; adjustments to Centers for Medicare and Medicaid Services, Medicare Advantage and Medicare rates; shifts in consumer behavior and buying preferences; the impacts of looting, natural disasters, war, terrorism and other catastrophic events, and changes to management, including turnover of our top executives, and our ability to attract and retain qualified associates in the markets in which the Company operates.

These and other factors can affect the Company’s operations and net earnings for any period and may cause such results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results.

WBA Q3 2025 Form 10-Q	33

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

In fiscal 2025, the Company began to take action on its fiscal 2025 opportunities, including:

•Advancing efforts to control costs by closing stores under the Company’s, multi-year Footprint Optimization Program (as defined below), expanding centralized service capacity to drive operational benefits across the footprint, using improved labor models, optimizing productivity of micro-fulfillment centers, and reducing capital expenditures in the U.S. Retail Pharmacy and U.S. Healthcare segments. Store closures are expected to continue to progress in the remainder of fiscal 2025.
•Working to stabilize pharmacy margins by contracting with partners that incorporate levers intended to lessen reimbursement risk. The Company remains engaged in procurement contract discussions and is pursuing other discussions with our partners to be compensated for services beyond pharmaceutical dispensing.
•Re-evaluating the U.S. Retail Pharmacy sales strategy. The Company has accelerated various merchandising and inventory management initiatives in the second half of the fiscal year, including assortment optimization, inventory reinvestment, and the launch of new strategic merchandising initiatives. Certain of the Company’s other retail initiatives have not generated the expected benefits and require further refinement. Retail sales have declined due to a weaker cough, cold, and flu season, lower sales in discretionary categories, and a challenging consumer spending environment. The Company anticipates the retail environment to remain challenging.
•Continuing to monetize non-core assets and manage liquidity, including the completed sale of the Company’s remaining investment in BrightSpring Health Services (“BrightSpring”) and accelerating the settlement of certain variable prepaid forward (“VPF”) transactions.

See the information contained in Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” of the 2024 Form 10-K for further discussion of the Company’s strategic and operational review of its business and strategy.

VillageMD
VillageMD is conducting an ongoing sale process for certain legacy Village Medical and Summit CityMD Holdco LLC (“Summit”) assets. There can be no assurances that a sale will be completed on terms acceptable to the Company, or at all.

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

See Note 5. Goodwill and other intangible assets to the Consolidated Condensed Financial Statements for further information.

WBA Q3 2025 Form 10-Q	34

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
RECENT DEVELOPMENTS

April 2025 Accounts receivable revolving credit facility
On April 24, 2025, Wilmot Retail, LLC, a bankruptcy remote special purpose entity (“SPE”), an indirectly wholly owned subsidiary of the Company included within the U.S. Retail Pharmacy segment, entered into an accounts receivable securitization facility with an initial borrowing capacity of $2.5 billion (“Accounts Receivable Facility”).

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

During the three months ended May 31, 2025, the Company used net proceeds from its Accounts Receivable Facility to repay in full all amounts outstanding under the Company’s $1.0 billion senior unsecured delayed draw term loan credit agreement due January 2026, dated as of December 19, 2022 (the “December 2022 DDTL”), and the Company’s $1.0 billion senior unsecured delayed draw term loan credit agreement due November 2026, dated as of August 9, 2023 (the “August 2023 DDTL”), for a total of $2.0 billion.

See Note 6. Debt to the Consolidated Condensed Financial Statements for further information.

Plan of Merger
On March 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blazing Star Parent, LLC (“Parent”), Blazing Star Merger Sub, Inc. (“Merger Sub”) and certain other affiliates of Parent, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving as a wholly owned subsidiary of Parent. Shareholders will receive $11.45 per share in cash without interest, and one Divested Asset Proceed Right worth up to $3.00 per share based on the monetization of the Company’s equity or debt securities in Village Practice Management Company Holdings, LLC and its subsidiaries. The merger is expected to close in the third or fourth quarter of calendar year 2025, pending shareholder and regulatory approvals. Upon completion of the transaction, the Company’s common stock will no longer be listed on the Nasdaq Stock Market, and the Company will become a private company.

See Note 1. Accounting policies and Note 14. Related parties to the Consolidated Condensed Financial Statements for further information.

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

In March 2025, the Company settled VPF derivative contracts through the delivery of an aggregate 2.2 million shares of Cencora common stock to financial institutions. As part of the settlement, the Company received cash proceeds of $103 million.

See Note 4. Equity method and other investments, Note 7. Financial instruments and Note 8. Fair value measurements to the Consolidated Condensed Financial Statements for further information.

WBA Q3 2025 Form 10-Q	35

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
BrightSpring sale
During the three and nine months ended May 31, 2025, the Company sold its remaining investment in BrightSpring Health Services (“BrightSpring”) common stock for total consideration of approximately $227 million and $610 million, respectively. As of May 31, 2025, the Company no longer has an investment in BrightSpring.

See Note 4. Equity method and other investments to the Consolidated Condensed Financial Statements for further information.

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

See Note 2. Exit and disposal activities to the Consolidated Condensed Financial Statements for further information.

WBA Q3 2025 Form 10-Q	36

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
The following table presents certain key financial statistics.

	(in millions, except per share amounts)
	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Sales	$38,986	$36,351	$117,034	$110,111
Gross profit	6,506	6,460	20,220	20,271
Selling, general and administrative expenses	6,493	6,393	22,399	21,165
Impairment of goodwill	—	—	3,653	12,369
Equity earnings in Cencora	40	44	73	164
Operating income (loss) (GAAP)	53	111	(5,759)	(13,099)
Adjusted operating income (Non-GAAP measure) [1]	558	613	1,936	2,200
Earnings (loss) before interest and income tax provision (benefit)	51	365	(4,481)	(12,870)
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	(175)	344	(3,293)	(5,631)
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	334	545	1,317	2,152
Diluted net earnings (loss) per common share (GAAP)	(0.20)	0.40	(3.81)	(6.53)
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	0.38	0.63	1.52	2.49

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Sales	7.2	2.6	6.3	6.2
Gross profit	0.7	(2.0)	(0.3)	(1.6)
Selling, general and administrative expenses [2]	1.6	(10.3)	(22.3)	23.2
Impairment of goodwill	—	—	(70.5)	NM
Operating income (loss) (GAAP)	(52.5)	NM	(56.0)	103.7
Adjusted operating income (Non-GAAP measure) [1]	(8.9)	(36.1)	(12.0)	(31.0)
Earnings (loss) before interest and income tax provision (benefit)	(86.0)	NM	(65.2)	178.6
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	NM	190.8	(41.5)	94.2
Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) [1]	(38.7)	(36.6)	(38.8)	(24.9)
Diluted net earnings (loss) per common share (GAAP)	NM	190.7	(41.6)	94.2
Adjusted diluted net earnings per common share (Non-GAAP measure) [1]	(39.1)	(36.6)	(39.0)	(24.9)

WBA Q3 2025 Form 10-Q	37

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Gross margin	16.7	17.8	17.3	18.4
Selling, general and administrative expenses [2]	16.7	17.6	22.3	30.5

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Includes goodwill impairment of $3.7 billion and $12.4 billion for the nine months ended May 31, 2025 and May 31, 2024, respectively.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

WALGREENS BOOTS ALLIANCE RESULTS OF OPERATIONS

Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP) for the three months ended May 31, 2025 compared to net earnings for the three months ended May 31, 2024
Net loss attributable to the Company for the three months ended May 31, 2025 was $175 million compared to net earnings of $344 million, a decrease of $519 million. Net loss per share was $0.20, a decrease of $0.60 compared to the year-ago quarter.
Net loss in the current quarter reflects higher tax expense and lower operating income. Net earnings in the year-ago quarter reflects after-tax gains related to fair value adjustments on VPF derivative contracts and the partial sale of the Company's equity method investment in Cencora.

Operating income was $53 million for the three months ended May 31, 2025 compared to operating income of $111 million in the year-ago quarter, a decrease of $58 million. The decrease in operating income reflects higher incentive accruals, a non-cash impairment charge related to certain long-lived assets, lower retail sales, and lower equity earnings in Cencora in the U.S. Retail Pharmacy segment, partially offset by growth in the U.S. Healthcare segment and continued cost savings within the U.S. Retail Pharmacy segment.

Other expense, net for the three months ended May 31, 2025 was $2 million compared to other income, net of $254 million for the year-ago quarter, a decrease of $255 million. Other expense for the current quarter reflects a $389 million pre-tax charge for fair value adjustments on VPF derivative contracts partially offset by $378 million pre-tax gain on settlement of VPF derivative contracts. Other income in the year-ago quarter reflects a $155 million pre-tax gain for fair value adjustments on VPF derivative contracts and a pre-tax gain from partial sale of the Company’s equity method investment in Cencora in the year-ago quarter.

Interest expense, net was $126 million and $113 million for the three months ended May 31, 2025 and May 31, 2024, respectively. The increase in interest expense was primarily due to a gain on early extinguishment of debt in the year-ago quarter and interest incurred related to a $750 million note issuance, partially offset by lower net borrowings in the current quarter.

The effective tax rate for the three months ended May 31, 2025 was not meaningful. The tax expense is primarily driven by the valuation allowance recorded against U.S. federal and state deferred tax assets generated in the current year, and tax on non-U.S. earnings. The effective tax rate for the three months ended May 31, 2024 was an expense of 8.0%, primarily due to tax benefits related to valuation allowance releases in foreign jurisdictions.

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) for the three months ended May 31, 2025 compared to the three months ended May 31, 2024
Adjusted net earnings attributable to the Company for the three months ended May 31, 2025 was $334 million, a decrease of $211 million compared to the year-ago quarter. Adjusted diluted net earnings per share for the three months ended May 31, 2025 was $0.38, a decrease of $0.25 compared to the year-ago quarter.

The decrease in adjusted net earnings for the three months ended May 31, 2025 was primarily due to a higher adjusted effective tax rate, higher incentive accruals, lower U.S. retail sales, and lower equity earnings in Cencora, partly offset by continued cost savings within the U.S. Retail Pharmacy segment.

WBA Q3 2025 Form 10-Q	38

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Net loss attributable to Walgreens Boots Alliance, Inc. (GAAP) for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024
Net loss attributable to the Company for the nine months ended May 31, 2025 was $3.3 billion, a decrease of $2.3 billion compared to a net loss of $5.6 billion in the year-ago period. Net loss per share was $3.81, a decrease of $2.72 compared to the year-ago period.

Net loss and net loss per share in the current period reflect $4.3 billion of certain non-cash impairment charges attributable to WBA, net of tax and non-controlling interest, related to goodwill, intangible, and other long-lived assets primarily at U.S. Retail Pharmacy and VillageMD, and a $429 million after-tax charge for fair value adjustments on VPF derivative contracts partially offset by $1.3 billion of after-tax gains on settlement of VPF derivative contracts and gains from the sale of the Company's investment in BrightSpring. Net loss and net loss per share in the year-ago period reflect a $12.4 billion non-cash impairment charge related to VillageMD goodwill, which resulted in a $5.8 billion charge attributable to WBA, net of tax and non-controlling interest, and a $455 million non-cash impairment charge related to certain long-lived assets in the U.S. Retail Pharmacy segment.

Operating loss was $5.8 billion for the nine months ended May 31, 2025 compared to operating loss of $13.1 billion in the year-ago period, a decrease of $7.3 billion. The decrease in operating loss reflects a $12.4 billion non-cash impairment charge related to VillageMD goodwill and a $455 million non-cash impairment charge related to certain long-lived assets in the U.S. Retail Pharmacy segment in the year-ago period, continued cost savings within the U.S. Retail Pharmacy segment and growth in the U.S. Healthcare segment in the current period. This decrease is partly offset by a $3.0 billion non-cash impairment charge related to VillageMD goodwill, intangibles and other long-lived assets, a $2.4 billion non-cash impairment charge, primarily related to U.S. Retail Pharmacy goodwill, lower U.S. retail sales, higher legal settlements and incentive accruals in the current period and sale-leaseback gains in the year-ago period.

Other income, net for the nine months ended May 31, 2025 was $1.3 billion compared to $229 million in the year-ago period, an increase of $1.0 billion. The increase in Other income, net reflects gains on settlement of VPF derivative contracts and gains from the sale of the Company's investment in BrightSpring, partially offset by lower gains from the partial sale of the Company’s equity method investment in Cencora in the year-ago period.

Interest expense, net was $377 million and $351 million for the nine months ended May 31, 2025 and May 31, 2024, respectively. The increase in interest expense was primarily due to a gain on early extinguishment of debt in the year-ago period and interest incurred related to the $750 million note issuance offset by lower net borrowings in the current period.

The effective tax rate for the nine months ended May 31, 2025 was a benefit of 0.4%, primarily due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, valuation allowance recorded against U.S. federal and state deferred tax assets generated in the current year, and tax on non-U.S. earnings. The effective tax rate for the nine months ended May 31, 2024 was a benefit of 6.3%, due to the impact of the goodwill impairment, which is primarily not deductible for tax purposes, and U.S. tax on non-U.S. earnings, partially offset by tax benefits related to the initial recognition of tax basis in assets in foreign jurisdictions, net of valuation allowance.

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure) for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024
Adjusted net earnings attributable to the Company for the nine months ended May 31, 2025 was $1.3 billion, a decrease of $835 million compared to the year-ago period. Adjusted diluted net earnings per share for the nine months ended May 31, 2025 was $1.52, a decrease of $0.97 compared to the year-ago period.

The decrease in adjusted net earnings for the nine months ended May 31, 2025 reflects lower U.S. retail sales and higher incentive accruals in the current period, an adjusted effective tax rate benefit in the year-ago period due to the recognition of deferred tax assets in foreign jurisdictions, and sale-leaseback gains in the year-ago period, partially offset by continued cost savings within the U.S. Retail Pharmacy segment and growth in the U.S. Healthcare segment in the current period.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2025 Form 10-Q	39

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

FINANCIAL PERFORMANCE	(in millions, except locations)
	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Sales	$30,715	$28,503	$91,961	$86,308
Gross profit	4,945	5,033	15,478	16,030
Selling, general and administrative expenses	4,979	4,840	15,822	15,957
Impairment of goodwill	—	—	2,008	—
Equity earnings in Cencora	40	44	73	164
Operating income (loss)	5	237	(2,279)	238
Adjusted operating income [1]	350	501	1,278	1,947

Number of prescriptions [2]	197.1	196.9	604.8	602.9
30-day equivalent prescriptions [2,3]	307.6	306.4	933.2	923.6
Number of locations at period end [4]	8,160	8,595	8,160	8,595

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Sales	7.8	2.3	6.6	4.4
Gross profit	(1.7)	(5.5)	(3.4)	(5.9)
Selling, general and administrative expenses [5]	2.9	(3.0)	11.7	(28.2)
Operating income (loss)	(97.9)	(40.0)	NM	NM
Adjusted operating income [1]	(30.2)	(47.9)	(34.4)	(37.9)

Comparable sales [6]	10.3	3.5	9.0	5.5
Pharmacy sales	11.8	4.4	10.4	7.7
Comparable pharmacy sales [6]	14.6	5.7	13.2	9.1
Retail sales	(5.3)	(4.0)	(5.7)	(4.9)
Comparable retail sales [6]	(2.4)	(2.3)	(3.2)	(3.9)
Comparable number of prescription [2,6]	2.6	(0.6)	2.2	(0.1)
Comparable 30-day equivalent prescriptions [2,3,6]	2.7	1.6	2.8	1.9

WBA Q3 2025 Form 10-Q	40

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Gross margin	16.1	17.7	16.8	18.6
Selling, general and administrative expenses [5]	16.2	17.0	19.4	18.5

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
5Includes goodwill impairment of $2.0 billion in the nine months ended May 31, 2025.
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

Sales for the three months ended May 31, 2025 compared to the three months ended May 31, 2024
Sales for the three months ended May 31, 2025 increased by 7.8 percent to $30.7 billion, driven by pharmacy sales growth, partly offset by lower retail sales. The Footprint Optimization Program negatively impacted total sales during the quarter. Comparable sales increased by 10.3 percent for the three months ended May 31, 2025.

Pharmacy sales increased by 11.8 percent for the three months ended May 31, 2025 and represented 79.4 percent of the segment’s sales, compared to 76.5 percent of the segment’s sales in the year-ago quarter. Comparable pharmacy sales increased 14.6 percent from the year-ago quarter. Increases in both pharmacy and comparable pharmacy sales were driven by higher branded drug inflation and mix impacts. Comparable 30-day equivalent prescriptions for the three months ended May 31, 2025, increased 2.7 percent from the year-ago quarter. Comparable prescriptions excluding immunizations filled in the quarter increased 2.7 percent from the year-ago quarter. Total 30-day equivalent prescriptions filled in the quarter, including immunizations, were 307.6 million, an increase of 0.4 percent from the year-ago quarter.

Retail sales decreased by 5.3 percent for the three months ended May 31, 2025 and were 20.6 percent of the segment’s sales compared to 23.5 percent of the segment’s sales in the year-ago quarter. The decline in retail sales reflects the impact of Footprint Optimization Program related store closures and lower comparable retail sales. Comparable retail sales decreased 2.4 percent in the three months ended May 31, 2025, impacted by weaker sales in grocery and household, health and wellness, and beauty.

Operating income for the three months ended May 31, 2025 compared to the three months ended May 31, 2024
Gross profit was $4.9 billion for the three months ended May 31, 2025 compared to $5.0 billion in the year-ago quarter. Gross profit decreased 1.7 percent, primarily driven by lower retail sales.

WBA Q3 2025 Form 10-Q	41

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Selling, general and administrative expenses as a percentage of sales were 16.2 percent for the three months ended May 31, 2025 and 17.0 percent for the three months ended May 31, 2024. While selling, general and administrative expenses increased in absolute dollar terms due to higher incentive accruals and a non-cash impairment charge related to certain long-lived assets partially offset by cost savings realized during the current quarter, the selling, general and administrative expenses as a percent of sales decreased, primarily reflecting the impact of higher sales during the current quarter.

Operating income for the three months ended May 31, 2025 was $5 million, compared to operating income of $237 million in the year-ago quarter. The decrease was primarily driven by higher selling, general, and administrative expenses and lower retail sales in the current quarter.

Adjusted operating income for the three months ended May 31, 2025 compared to the three months ended May 31, 2024
Adjusted operating income for the three months ended May 31, 2025 decreased to $350 million. The decrease reflects higher incentive accruals, lower retail sales, and lower equity earnings in Cencora, partially offset by cost savings in the current quarter.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024
Sales for the nine months ended May 31, 2025 increased by 6.6 percent to $92.0 billion, driven by pharmacy sales growth, partly offset by lower retail sales. The Footprint Optimization Program negatively impacted total sales during the period. Comparable sales increased by 9.0 percent for the nine months ended May 31, 2025.

Pharmacy sales increased by 10.4 percent for the nine months ended May 31, 2025 and represented 78.9 percent of the segment’s sales, compared to 76.1 percent of the segment’s sales in the year-ago period. Comparable pharmacy sales increased 13.2 percent for the nine months ended May 31, 2025. Increases in pharmacy and comparable pharmacy sales were driven by higher branded drug inflation, prescription volume and mix impacts, partly offset by lower vaccine volume. Comparable 30-day equivalent prescriptions for the nine months ended May 31, 2025 increased 2.8 percent from the year-ago period, while comparable prescriptions excluding immunizations increased 3.4 percent from the year-ago period. Total 30-day equivalent prescriptions filled in the period, including immunizations, were 933.2 million, an increase of 1.0 percent versus the year-ago period.

Retail sales decreased by 5.7 percent for the nine months ended May 31, 2025 and were 21.1 percent of the segment’s sales compared to 23.9 percent of the segment’s sales in the year-ago period. The decline in retail sales reflects the impact of the Footprint Optimization Program related store closures and lower comparable retail sales. Comparable retail sales decreased 3.2 percent in the nine months ended May 31, 2025, reflecting weaker sales in the health and wellness, beauty, and grocery and household categories, including the impact from a weaker cough, cold and flu and respiratory season.

Operating loss for the nine months ended May 31, 2025 compared to operating income for the nine months ended May 31, 2024
Gross profit was $15.5 billion for the nine months ended May 31, 2025 compared to $16.0 billion in the year-ago period. Gross profit decreased 3.4 percent, primarily driven by lower retail sales.

Selling, general and administrative expenses as a percentage of sales were 19.4 percent for the nine months ended May 31, 2025 and 18.5 percent for the nine months ended May 31, 2024. The increase was primarily driven by a $2.0 billion non-cash goodwill impairment charge, higher legal settlements, higher incentive accruals in the current period, and sale-leaseback gains in the year-ago period, partially offset by cost savings in the current period and higher non-cash impairment charges related to certain long-lived assets in the year-ago period.

Operating loss for the nine months ended May 31, 2025 was $2.3 billion, compared to $238 million of operating income in the year-ago period. The decrease in operating income was primarily driven by higher selling, general, and administrative expenses and lower retail sales in the current quarter.

Adjusted operating income for the nine months ended May 31, 2025 compared to the nine months ended 2024
Adjusted operating income for the nine months ended May 31, 2025 decreased to $1.3 billion. The decrease reflects lower retail sales, higher incentive accruals, and lower equity earnings in Cencora in the current period, and $283 million of sale-leaseback gains in the year-ago period, partially offset by cost savings in the current period.

WBA Q3 2025 Form 10-Q	42

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

FINANCIAL PERFORMANCE	(in millions, except locations)
	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Sales	$6,172	$5,727	$18,657	$17,581
Gross profit	1,302	1,222	3,890	3,720
Selling, general and administrative expenses	1,114	1,079	3,460	3,252
Operating income	188	143	430	468
Adjusted operating income [1]	214	175	615	562

Number of locations at period end [2]	3,324	3,401	3,324	3,401

	Percentage increases (decreases)
	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Sales	7.8	2.8	6.1	7.1
Gross profit	6.5	4.2	4.6	8.7
Selling, general and administrative expenses	3.2	(26.9)	6.4	(0.4)
Operating income	31.1	NM	(8.2)	199.4
Adjusted operating income [1]	22.0	(15.8)	9.3	(16.8)

Comparable sales in constant currency [3]	5.5	5.3	5.7	5.6
Pharmacy sales	4.6	(5.5)	(1.3)	0.3
Comparable pharmacy sales in constant currency [3]	5.8	5.4	5.8	3.2
Retail sales	7.4	4.0	5.8	9.6
Comparable retail sales in constant currency [3]	5.4	5.3	5.6	6.8

WBA Q3 2025 Form 10-Q	43

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Percent to sales
	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Gross margin	21.1	21.3	20.8	21.2
Selling, general and administrative expenses	18.0	18.8	18.5	18.5

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
2Includes only operating retail stores.
3Comparable sales in constant currency are defined as sales from stores that have been open for at least twelve consecutive months without closure for seven or more consecutive days, including due to looting or store damage, and without a major remodel or being subject to a natural disaster, in the past twelve months as well as e-commerce sales. Comparable sales in constant currency exclude wholesale sales in Germany and sales from dispositions. E-commerce sales include digitally initiated sales online or through mobile applications. Relocated stores are not included as comparable sales for the first twelve months after the relocation. Acquired stores are not included as comparable sales for the first twelve months after acquisition or conversion, when applicable, whichever is later. Comparable sales in constant currency, comparable pharmacy sales in constant currency and comparable retail sales in constant currency refer to total sales, pharmacy sales and retail sales, respectively. The method of calculating comparable sales in constant currency varies across the retail industry and our method of calculating comparable sales in constant currency may not be the same as other retailers’ methods. The nine months ended May 31, 2025 figures include an adjustment to remove February 29, 2024 results due to the leap year.

NM - Not meaningful. Percentage increases above 200% or when one period includes income and other period includes loss are considered not meaningful.

Sales for the three months ended May 31, 2025 compared to the three months ended May 31, 2024
Sales for the three months ended May 31, 2025 increased 7.8 percent to $6.2 billion. The favorable impact of currency translation on sales was 1.9 percentage points. Sales increased 5.9 percent on a constant currency basis, with the Germany wholesale business growing 6.8 percent and Boots UK sales growing 5.0 percent.

Pharmacy sales increased 4.6 percent in the three months ended May 31, 2025. The adverse impact of currency translation on pharmacy sales was 0.2 percentage points. The increase in pharmacy sales reflects increased demand for pharmacy services and higher hospital dispensing revenue in the UK. Comparable pharmacy sales in constant currency increased 5.8 percent compared to the year-ago quarter, reflecting Boots UK comparable pharmacy sales in constant currency increasing 5.4 percent driven by increased demand for pharmacy services. Pharmacy sales represented 14.8 percent of the segment’s sales compared to 15.3 percent in the year-ago quarter.

Retail sales increased 7.4 percent for the three months ended May 31, 2025, driven by strong retail performance in Boots UK. The favorable impact of currency translation on retail sales was 2.6 percentage points. Comparable retail sales in constant currency increased 5.4 percent, reflecting Boots UK comparable retail sales in constant currency increasing 6.0 percent compared to the year-ago quarter. Boots.com continued to perform strongly, with sales growing 18.7 percent, or 14.8 percent on a constant currency basis, representing 17 percent of Boots UK total retail sales. Retail sales represented 32.0 percent of the segment’s sales, compared to 32.1 percent in the year-ago quarter.

Pharmaceutical wholesale sales increased 8.9 percent for the three months ended May 31, 2025. The favorable impact of currency translation on pharmaceutical wholesale sales was 2.1 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales represents market growth in Germany. Pharmaceutical wholesale sales represented 53.2 percent of the segment’s sales compared to 52.6 percent in the year-ago quarter.

Operating income for the three months ended May 31, 2025 compared to the three months ended May 31, 2024
Gross profit increased 6.5 percent for the three months ended May 31, 2025. Gross profit was favorably impacted by 2.1 percentage points, or $25 million, as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to strong retail performance in Boots UK and market growth in Germany.

WBA Q3 2025 Form 10-Q	44

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Selling, general and administrative expenses in the quarter increased 3.2 percent from the year-ago quarter to $1.1 billion. Selling, general and administrative expenses were adversely impacted by 2.1 percentage points, or $22 million, as a result of currency translation. Excluding the impact of currency translation, the increase reflects cost inflation, primarily driven by payroll.

Operating income for the three months ended May 31, 2025 increased 31.1 percent to $188 million. Operating income was favorably impacted by 1.8 percentage points as a result of currency translation. Excluding the impact of currency translation, the increase in operating income reflects strong retail performance in Boots UK and market growth in Germany, partially offset by cost inflation, primarily driven by payroll.

Adjusted operating income for the three months ended May 31, 2025 compared to the three months ended May 31, 2024
Adjusted operating income for the three months ended May 31, 2025 increased 22.0 percent to $214 million. Adjusted operating income in the quarter was favorably impacted by 1.8 percentage points as a result of currency translation. Excluding the impact of currency translation, the increase in adjusted operating income reflects strong retail performance in Boots UK and market growth in Germany, partially offset by cost inflation, primarily driven by payroll.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024
Sales for the nine months ended May 31, 2025 increased 6.1 percent to $18.7 billion. The favorable impact of currency translation on sales was 0.6 percentage points. Sales increased 5.5 percent on a constant currency basis, with the Germany wholesale business growing 8.4 percent and Boots UK sales growing 3.6 percent.

Pharmacy sales decreased 1.3 percent in the nine months ended May 31, 2025. The adverse impact of currency translation on pharmacy sales was 0.3 percentage points. The decrease in pharmacy sales reflects the adverse impact of National Health Service volume and reimbursement levels, including the impact from store closures, and the disposition of the Farmacias Ahumada business in Chile in the year-ago period, partially offset by increased demand for pharmacy services and higher hospital dispensing revenue in the UK. Comparable pharmacy sales in constant currency increased 5.8 percent compared to the year-ago period, reflecting Boots UK comparable pharmacy sales in constant currency increasing 7.1 percent driven by increased demand for pharmacy services and stronger pharmacy volumes. Pharmacy sales represented 14.3 percent of the segment’s sales compared to 15.3 percent in the year-ago period.

Retail sales increased 5.8 percent for the nine months ended May 31, 2025, reflecting strong retail performance including growth across all categories in Boots UK. The favorable impact of currency translation on retail sales was 1.8 percentage points. Comparable retail sales in constant currency increased 5.6 percent, reflecting Boots UK comparable retail sales in constant currency increasing 6.4 percent compared to the year-ago period with growth across all categories. Boots.com sales grew 23.1 percent, 19.8 percent on a constant currency basis, representing nearly 20 percent of Boots UK total retail sales. Retail sales represented 33.6 percent of the segment’s sales, compared to 33.7 percent in the year-ago period.

Pharmaceutical wholesale sales increased 8.6 percent for the nine months ended May 31, 2025. The favorable impact of currency translation on pharmaceutical wholesale sales was 0.1 percentage points. Excluding the impact of currency translation, the increase in pharmaceutical wholesale sales represents market growth in Germany. Pharmaceutical wholesales sales represented 52.1 percent of the segment’s sales compared to 50.9 percent in the year-ago period.

Operating income for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024
Gross profit increased 4.6 percent for the nine months ended May 31, 2025. Gross profit was favorably impacted by 1.2 percentage points, or $44 million as a result of currency translation. Excluding the impact of currency translation, the increase was primarily due to strong retail performance in Boots UK and market growth in Germany.

Selling, general and administrative expenses in the period increased 6.4 percent from the year-ago period to $3.5 billion. Selling, general and administrative expenses were adversely impacted by 1.3 percent age points as a result of currency translation. Excluding the impact of currency translation, the increase primarily reflects pharmacy license intangible assets impairment in Boots UK, cost inflation, and technology investments, partially offset by higher Transformational Cost Management Program expenses in the year-ago period.

WBA Q3 2025 Form 10-Q	45

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating income for the nine months ended May 31, 2025 decreased 8.2 percent to $430 million. Operating income was favorably impacted by 0.2 percentage points as a result of currency translation. Excluding the impact of currency translation, the decrease in operating income reflects pharmacy license intangible assets impairment in Boots UK, cost inflation, and technology investments, partially offset by strong retail performance in Boots UK, market growth in Germany, and higher Transformational Cost Management Program expenses in the year-ago period.

Adjusted operating income for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024
Adjusted operating income for the nine months ended May 31, 2025 increased 9.3 percent to $615 million. The increase in adjusted operating income reflects strong retail performance in Boots UK and market growth in Germany, partially offset by cost inflation and technology investments.

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

FINANCIAL PERFORMANCE	(in millions)
	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Sales	$2,102	$2,125	$6,427	$6,232
Gross profit	256	181	842	498
Selling, general and administrative expenses	320	402	2,891	1,843
Impairment of goodwill	—	—	1,645	12,369
Operating loss (GAAP)	(64)	(220)	(3,694)	(13,715)
Adjusted operating income (loss) [1]	54	(22)	196	(151)
Adjusted EBITDA (Non-GAAP measure) [1]	86	23	314	1

1See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the three months ended May 31, 2025 compared to the three months ended May 31, 2024
Sales for the three months ended May 31, 2025 decreased by $23 million to $2.1 billion, reflecting lower risk-based and fee-for-service revenue at VillageMD. VillageMD sales decreased 6.5 percent reflecting lower risk-based and fee-for-service revenue, including the impact of clinic closures. CareCentrix sales increased 11.6 percent driven by higher fee-for-service volume and Shields sales increased 24.8 percent driven by further expansion of existing partnerships.

Operating loss for the three months ended May 31, 2025 compared to the three months ended May 31, 2024
Gross profit for the three months ended May 31, 2025 was $256 million, an increase of $75 million compared to the year-ago quarter reflecting higher contributions from VillageMD risk-based business and growth at Shields.

Selling, general and administrative expenses decreased by $81 million from the year-ago quarter to $320 million. The decrease is primarily driven by lower acquisition-related amortization.

WBA Q3 2025 Form 10-Q	46

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating loss for the three months ended May 31, 2025 was $64 million, a decrease of $156 million versus the year-ago quarter. The decrease in operating loss reflects lower acquisition-related amortization and higher contributions from VillageMD risk-based business.

Adjusted operating income for the three months ended May 31, 2025 compared to the three months ended May 31, 2024
Adjusted operating income for the three months ended May 31, 2025 improved by $76 million from the year-ago quarter to $54 million. The improvement compared to the year-ago quarter was driven by a higher contribution from VillageMD risk-based business, growth at Shields, and continued cost savings.

Adjusted EBITDA (Non-GAAP measure) for the three months ended May 31, 2025 compared to the three months ended May 31, 2024
Adjusted EBITDA of $86 million improved by $63 million compared to the year-ago quarter reflecting improvement at VillageMD and growth at Shields.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Sales for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024
Sales for the nine months ended May 31, 2025 increased by $195 million to $6.4 billion, reflecting growth at CareCentrix and Shields partially offset by lower revenue at VillageMD compared to the year-ago period. CareCentrix sales increased 11.3 percent driven by higher fee-for-service volume. Shields sales increased 28.1 percent driven by further expansion of existing partnerships. VillageMD sales decreased 1.7 percent driven by lower fee-for-service revenue partially offset by higher risk-based revenue.

Operating loss for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024
Gross profit for the nine months ended May 31, 2025 was $842 million, an increase of $344 million compared to the year-ago period reflecting a higher contribution from VillageMD risk-based business and growth at Shields.

Selling, general and administrative expenses decreased by $9.7 billion from the year-ago period to $4.5 billion. The decrease compared to the year-ago period reflects a $12.4 billion non-cash impairment charge related to VillageMD goodwill in the year-ago period, partially offset by a $3.0 billion non-cash impairment charge related to VillageMD goodwill and other long-lived assets and continued cost savings in the current period.

Operating loss for the nine months ended May 31, 2025 was $3.7 billion, a decrease of $10.0 billion versus the year-ago period. The decrease in operating loss reflects higher selling, general and administrative expenses in the year-ago period and higher contribution from VillageMD risk-based business, growth at Shields, and continued cost savings in the current period.

Adjusted operating income for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024
Adjusted operating income for the nine months ended May 31, 2025 improved by $346 million from the year-ago period to $196 million. The improvement compared to the year-ago period was driven by a higher contribution from VillageMD risk-based business, growth at Shields, and continued cost savings.

Adjusted EBITDA (Non-GAAP measure) for the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024
Adjusted EBITDA of $314 million improved by $313 million compared to the year-ago period reflecting improvement at VillageMD and growth at Shields.

See “—Non-GAAP Measures” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

WBA Q3 2025 Form 10-Q	47

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
NON-GAAP MEASURES
The following information provides reconciliations of the supplemental non-GAAP financial measures, as defined under the SEC rules, presented herein to the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (GAAP). The Company has provided the non-GAAP financial measures herein, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. See notes to the “Net earnings (loss) to Adjusted net earnings & Diluted net earnings (loss) per share to Adjusted diluted net earnings per share” and “Operating income (loss) to Adjusted EBITDA for the U.S. Healthcare segment” reconciliation tables for definitions of non-GAAP financial measures and related adjustments presented below.

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

The Company presents certain information related to current period operating results on a “constant currency” basis, which is a specific non-GAAP financial measure. These amounts are calculated by translating current period results at the foreign currency exchange rates used in the comparable period in the prior year. The Company presents such constant currency financial information because it has significant operations outside of the U.S. reporting in currencies other than the U.S. dollar and such presentation provides a framework to assess how its business performed excluding the impact of foreign currency exchange rate fluctuations.

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

WBA Q3 2025 Form 10-Q	48

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

The following are reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss), as well as reconciliations of consolidated operating income (loss) (GAAP measure) to consolidated adjusted operating income (Non-GAAP measure):

	Three months ended May 31, 2025
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$5	$188	$(64)	$(77)	$53
Acquisition-related amortization	110	15	102	—	226
Impairment of goodwill, intangibles and long-lived assets	89	—	—	—	89
Footprint optimization	74	(1)	—	—	73
Acquisition and disposition-related costs	—	10	35	17	62
Certain legal and regulatory accruals and settlements	69	—	(19)	—	49
Adjustments to equity earnings in Cencora	13	—	—	—	13
Transformational cost management	—	3	—	—	3
LIFO provision	(10)	—	—	—	(10)
Adjusted operating income (loss) (Non-GAAP measure)	$350	$214	$54	$(60)	$558

	Three months ended May 31, 2024
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$237	$143	$(220)	$(50)	$111
Acquisition-related amortization	97	16	154	—	266
Transformational cost management	80	14	1	1	95
Acquisition-related costs	15	2	44	7	68
Adjustments to equity earnings in Cencora	57	—	—	—	57
Certain legal and regulatory accruals and settlements	52	—	—	—	52
LIFO provision	(36)	—	—	—	(36)
Adjusted operating income (loss) (Non-GAAP measure)	$501	$175	$(22)	$(42)	$613

WBA Q3 2025 Form 10-Q	49

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine months ended May 31, 2025
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$(2,279)	$430	$(3,694)	$(217)	$(5,759)
Impairment of goodwill, intangibles and long-lived assets	2,097	115	3,251	(31)	5,432
Acquisition-related amortization	337	45	365	—	746
Certain legal and regulatory accruals and settlements	629	—	27	—	656
Footprint optimization	466	—	4	3	473
Acquisition and disposition-related costs	(91)	16	243	92	260
Adjustments to equity earnings in Cencora	122	—	—	—	122
LIFO provision	14	—	—	—	14
Transformational cost management	(19)	9	(1)	1	(9)
Adjusted operating income (loss) (Non-GAAP measure)	$1,278	$615	$196	$(152)	$1,936

	Nine months ended May 31, 2024
	U.S. Retail Pharmacy	International	U.S. Healthcare	Corporate and Other	Walgreens Boots Alliance, Inc.
Operating income (loss) (GAAP)	$238	$468	$(13,715)	$(90)	$(13,099)
Impairment of goodwill, intangibles and long-lived assets	478	—	12,579	34	13,091
Acquisition-related amortization	287	47	478	—	811
Acquisition-related costs	75	11	502	(108)	480
Transformational cost management	354	37	5	6	401
Certain legal and regulatory accruals and settlements	376	—	—	—	376
Adjustments to equity earnings in Cencora	129	—	—	—	129
LIFO provision	11	—	—	—	11
Adjusted operating income (loss) (Non-GAAP measure)	$1,947	$562	$(151)	$(158)	$2,200

WBA Q3 2025 Form 10-Q	50

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net earnings (loss) to Adjusted net earnings & Diluted net earnings (loss) per share to Adjusted diluted net earnings per share (in millions, except per share amounts):

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Net earnings (loss) attributable to Walgreens Boots Alliance, Inc. (GAAP)	$(175)	$344	$(3,293)	$(5,631)

Adjustments to operating income (loss):
Impairment of goodwill, intangibles and long-lived assets [1]	89	—	5,432	13,091
Acquisition-related amortization [2]	226	266	746	811
Certain legal and regulatory accruals and settlements [3]	49	52	656	376
Footprint optimization [4]	73	—	473	—
Acquisition and disposition-related costs [5]	62	68	260	480
Adjustments to equity earnings in Cencora [6]	13	57	122	129
LIFO provision [7]	(10)	(36)	14	11
Transformational cost management [8]	3	95	(9)	401
Total adjustments to operating income (loss) [9]	505	502	7,695	15,299

Adjustments to other income (expense), net:
(Gain) loss on certain non-hedging derivatives [10]	11	(155)	(766)	733
Gain on sale of equity method investment [11]	—	(88)	(391)	(940)
Gain on investments, net [12]	(10)	—	(135)	—
(Gain) loss on disposal of business [13]	(5)	—	(5)	4
Total adjustments to other income (expense), net	(4)	(244)	(1,296)	(203)

Adjustments to interest expense, net:
Interest expense on obligations [14]	13	6	28	12
Total adjustments to interest expense, net	13	6	28	12

Adjustments to income tax provision (benefit):
Discrete tax items and tax impact of adjustments [15]	2	(23)	(423)	(821)
Equity method non-cash tax [15]	8	6	12	20
Total adjustments to income tax provision (benefit)	10	(17)	(411)	(800)

Adjustments to post-tax earnings (loss) from other equity method investments:
Adjustments to earnings (loss) in other equity method investments [16]	1	6	15	25
Total adjustments to post-tax earnings (loss) from other equity method investments	1	6	15	25

Adjustments to net loss attributable to non-controlling interests:
Impairment of goodwill, intangibles and long-lived assets [1]	(15)	—	(1,092)	(6,195)
Impact of VillageMD debt amendment [17]	—	—	(137)	—
Acquisition-related amortization [2]	(2)	(37)	(81)	(153)
Acquisition and disposition-related costs [5]	—	(14)	(80)	(200)

WBA Q3 2025 Form 10-Q	51

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain legal and regulatory accruals and settlements [3]	—	—	(19)	—
Discrete tax items [15]	—	—	(12)	—
Transformational cost management [8]	—	(1)	—	(1)
Total adjustments to net loss attributable to non-controlling interests	(17)	(52)	(1,421)	(6,549)

Adjusted net earnings attributable to Walgreens Boots Alliance, Inc. (Non-GAAP measure)	$334	$545	$1,317	$2,152

Diluted net loss per common share (GAAP) [18]	$(0.20)	$0.40	$(3.81)	$(6.53)
Adjustments to operating income (loss)	0.58	0.58	8.88	17.70
Adjustments to other income (expense), net	—	(0.28)	(1.49)	(0.23)
Adjustments to interest expense, net	0.01	0.01	0.03	0.01
Adjustments to income tax benefit	0.01	(0.02)	(0.47)	(0.93)
Adjustments to post-tax earnings (loss) from other equity method investments	—	0.01	0.02	0.03
Adjustments to net loss attributable to non-controlling interests	(0.02)	(0.06)	(1.64)	(7.58)
Adjusted diluted net earnings per common share (Non-GAAP measure) [19]	$0.38	$0.63	$1.52	$2.49

Weighted average common shares outstanding, diluted (in millions) [19]	868.9	864.3	867.0	864.3

Operating loss to Adjusted EBITDA for U.S. Healthcare segment (in millions):

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
Operating loss (GAAP) [20]	$(64)	$(220)	$(3,694)	$(13,715)
Impairment of goodwill, intangibles and long-lived assets [1]	—	—	3,251	12,579
Acquisition-related amortization [2]	102	154	365	478
Acquisition and disposition-related costs [5]	35	44	243	502
Certain legal and regulatory accruals and settlements [3]	(19)	—	27	—
Footprint optimization [4]	—	—	4	—
Transformational cost management [8]	—	1	(1)	5
Adjusted operating income (loss)	54	(22)	196	(151)
Depreciation expense	22	32	87	113
Stock-based compensation expense [21]	10	13	32	39
Adjusted EBITDA (Non-GAAP measure)	$86	$23	$314	$1

WBA Q3 2025 Form 10-Q	52

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

1	These charges are recorded in Selling, general and administrative expenses and Impairment of goodwill within the Consolidated Condensed Statements of Earnings. The Company excludes these charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion of such charges enables more consistent evaluation of the Company’s operating performance. Impairment of goodwill, intangibles, and long-lived assets recognized in the nine months ended May 31, 2025 resulted from the interim goodwill impairment assessments for the VillageMD, U.S. Retail Pharmacy, and CareCentrix reporting units, as well as the intangible asset impairment for the Boots reporting unit and impairment of certain multi-year internal software development projects within the U.S. Retail Pharmacy segment. Impairment of goodwill, intangibles, and long-lived assets recognized in the nine months ended May 31, 2024 resulted from the interim goodwill impairment assessment for the VillageMD reporting unit and impairment of certain multi-year internal software development projects within the U.S. Retail Pharmacy segment.
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

5
Acquisition and disposition-related costs are transaction and integration costs associated with certain merger, acquisition and divestitures related activities recorded in Selling, general and administrative expenses within the Consolidated Condensed Statements of Earnings. Examples of such costs include deal costs, severance, stock-based compensation, employee transaction success bonuses, and other integration related exit and disposal charges. These costs are significantly impacted by the timing and complexity of the underlying merger, acquisition and divestitures related activities and do not reflect the Company’s current operating performance. In the three and nine months ended May 31, 2025, the Company recorded professional services and other transaction-related expenses of $15 million and $50 million, respectively, related to the merger agreement with Blazing Star Parent, LLC. As part of the amendment to the VillageMD Secured Loan executed in the three months ended November 30, 2024, Walgreen Co. and VillageMD agreed to terminate certain intercompany leases resulting in an early termination charge of $107 million incurred by VillageMD within the U.S. Healthcare segment and a corresponding gain recognized within the U.S. Retail Pharmacy segment. The impacts of the intercompany lease termination eliminate in consolidation.

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

9	Total non-cash impairment charges for goodwill and long-lived assets that were adjusted from Operating income (loss) were $115 million and $5.8 billion in the three and nine months ended May 31, 2025, respectively. Total non-cash impairment charges for goodwill and long-lived assets that were adjusted from Operating income (loss) were $23 million and $13.6 billion in the three and nine months ended May 31, 2024, respectively.
10
Includes fair value gains or losses on the VPF derivative contracts and gains on VPF settlements. These charges are recorded in Other income (expense), net, within the Consolidated Condensed Statements of Earnings. The Company does not believe this volatility related to the non-cash mark-to-market adjustments and associated settlement gains or losses on the underlying derivative instruments reflects the Company’s operational performance.

WBA Q3 2025 Form 10-Q	53

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

11
Gains on the sale of equity method investments are recorded in Other income (expense), net within the Consolidated Condensed Statements of Earnings. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business.

12
Includes significant gains resulting from the change in classification of equity securities as well as the fair value adjustments recorded on investments in equity securities to Other income (expense), net, in the Consolidated Condensed Statements of Earnings. In the three and nine months ended May 31, 2025, the Company recorded pre-tax gains of $10 million and $135 million related to the change in classification of its previously held equity method investment in BrightSpring to an investment in equity security held at fair value and subsequent related fair value adjustments.

13
Includes gains or losses related to the sale of businesses. These charges are recorded in Other income (expense), net, within the Consolidated Condensed Statements of Earnings. The Company excludes these charges when evaluating operating performance because these do not relate to the ordinary course of the Company’s business.

14
Includes interest expense on certain multi-year litigation settlements and interest expense on external debt to fund incremental contributions to the Boots Plan required to complete the Trustee’s acquisition of a bulk annuity policy (the “Buy-In”) from Legal & General. The payments and related incremental interest expense are not indicative of normal operating performance.

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

19
Includes impact of potentially dilutive securities from unvested stock-based compensation programs in the calculation of weighted-average common shares, diluted for adjusted diluted net earnings per common share calculation purposes. For the three months ended May 31, 2025, this impact of potentially dilutive securities in the calculation of weighted-average common shares was approximately 4 million shares. Excluding the impact of potentially dilutive securities, weighted-average basic and diluted common shares outstanding were approximately 865 million shares.

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

WBA Q3 2025 Form 10-Q	54

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

Cash, cash equivalents and restricted cash were $939 million (including $201 million in non-U.S. jurisdictions) as of May 31, 2025 compared to $3.2 billion (including $289 million in non-U.S. jurisdictions) as of August 31, 2024. Short-term investment objectives are primarily to minimize risk and maintain liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in U.S. Treasury money market funds.

The Company continues to explore strategic monetization of non-core assets and other investments to provide additional liquidity. In fiscal 2024 and 2023, Company entered into VPF derivative contracts with third-party financial institutions and received upfront prepayments related to the forward sale of shares of Cencora common stock. The Company has pledged shares of Cencora common stock as collateral upon entering into the VPF derivative contracts. At settlement, the Company will be obligated to deliver the full number of shares of Cencora common stock specified in the contracts to settle the agreements (unless the Company elects to settle otherwise as permitted under the contract). The Company may receive additional cash payments to be determined based on the price of the Cencora common stock at the forward settlement dates relative to the forward floor and cap price specified in the contracts.

WBA Q3 2025 Form 10-Q	55

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
During the three months ended February 28, 2025, the Company early settled certain VPF derivative contracts, originally scheduled to mature in the third and fourth quarter of fiscal 2026, through the delivery of an aggregate 6.1 million shares of Cencora common stock to financial institutions and an aggregate cash payment of $20 million to fulfill its obligations under the contracts. Concurrent with the early settlement of the VPF derivative contracts, the Company executed a sale of the remaining 1.3 million shares of Cencora for the total consideration of approximately $315 million. Proceeds from the early settlement were used to pay down debt and general corporate purposes. In March 2025, the Company settled additional VPF derivative contracts through the delivery of an aggregate of 2.2 million shares of Cencora common stock to financial institutions. As part of the settlement, the Company received cash proceeds of $103 million. The remaining VPF derivative contracts are expected to settle per their respective forward settlement dates in fiscal 2025 and 2026. See Note 4. Equity method and other investments and Note 7. Financial instruments, to the Consolidated Condensed Financial Statements for further information.

During the three and nine months ended May 31, 2025, the Company sold shares of BrightSpring common stock for total consideration of approximately $227 million and $610 million, respectively. See Note 4. Equity method and other investments to the Consolidated Condensed Financial Statements for further information.

As of May 31, 2025, the Company had outstanding total debt of $7.4 billion, of which $429 million was classified as current. See Note 6. Debt, to the Consolidated Condensed Financial Statements for further information. In fiscal 2026 and fiscal 2027, approximately $1.8 billion and $846 million of the Company’s outstanding debt will become due.

On April 24, 2025, the Company entered into an accounts receivable securitization facility with an initial borrowing capacity of $2.5 billion. Net proceeds of the Accounts Receivable Facility were used to repay outstanding borrowings under the December 2022 DDTL due January 2026 and August 2023 DDTL due November 2026 each in the amount of $1.0 billion for a total of $2.0 billion. See Note 6. Debt, to the Consolidated Condensed Financial Statements for further information.

As of May 31, 2025, the Company had an aggregate borrowing capacity under the Accounts Receivable Facility and other committed revolving credit facilities of $7.0 billion. Each of the Company’s credit facilities, contains a covenant to maintain, as of the last day of each fiscal quarter, a ratio of consolidated debt to total capitalization not to exceed 0.60:1.00, subject to increase in certain circumstances set forth in the applicable credit agreement. The credit facilities contain various other customary financial covenants. As of May 31, 2025, the Company was in compliance with all such applicable financial covenants. See Note 6. Debt, to the Consolidated Condensed Financial Statements for further information.

The Company also had outstanding total operating lease obligations of $21.7 billion, of which $2.4 billion were classified as current and total finance lease obligations of $958 million, of which $79 million were classified as current. The Company announced the end of the sale-leaseback program beginning in fiscal 2025. In prior years, the sale-leaseback program was a source of liquidity for the Company. The Company is now focused on managing and reducing its outstanding lease obligations through initiatives such as the Footprint Optimization Program. See Note 2. Exit and disposal activities to the Consolidated Condensed Financial Statements for further information.

On December 9, 2022, the Company entered into a Multistate Settlement Agreement (the “Multistate Agreement”) which had the potential to resolve a substantial majority of opioid-related lawsuits filed against the Company by the attorneys general of participating states and political subdivisions (the “Settling States”) and litigation brought by counsel for tribes. As of May 31, 2025, the Company has accrued a total of $6.2 billion liability associated with the Multistate Agreement and other opioid-related claims and litigation settlements, including $650 million and $5.5 billion of the estimated settlement liability in Accrued expenses and other liabilities, and Accrued litigation obligations, respectively, in the Consolidated Condensed Balance Sheets. Under the Multistate Agreement, the Company announced that it expected to settle all opioid claims against it by such Settling States in remediation payments to be paid out over 15 years. In addition, on April 18, 2025, the Company settled litigation involving the DOJ, alleging violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing prescriptions for opioids and other controlled substances at its pharmacies nationwide. The Company agreed to pay $300 million over six years plus interest (accruing at an annual rate of 4.0%). The settlement also includes an incremental $50 million contingent payment payable under specified circumstances, including a change of control. In addition, on February 10, 2025, the Company settled litigation with Everly Health Solutions, formerly known as PWNHealth LLC (“Everly/PWN”), related to alleged breaches of an agreement concerning Covid testing. The settlement, following a federal court decision upholding an arbitration award, resulted in a cash payment of $595 million during the three months ended February 28, 2025. See Note 9. Commitments and contingencies to the Consolidated Condensed Financial Statements for further information.

WBA Q3 2025 Form 10-Q	56

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
On November 23, 2023, with financial support from the Company, Boots Pensions Limited, in its capacity as trustee of the Boots Pension Plan, entered into a Bulk Purchase Annuity Agreement with Legal & General Assurance Society Limited to insure the benefits of all 53,000 of its members. The Company accelerated certain contributions to the plan and committed to make incremental contributions. As of May 31, 2025, the Company has made approximately $448 million of contributions related to the Buy-In and estimates it will make remaining contributions of approximately $450 million by the end of fiscal 2026. See Note 11. Retirement benefits to the Consolidated Condensed Financial Statements for further information.

At May 31, 2025, the Company had no material guarantees outstanding and the letters of credit issued were approximately $270 million.

	Nine months ended May 31,
	2025	2024
Net cash provided by (used for) operating activities	$245	$(314)
Net cash provided by investing activities	260	1,106
Net cash used for financing activities	(2,785)	(912)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	3
Net decrease in cash, cash equivalents and restricted cash	$(2,280)	$(117)

Cash flows from operating activities
Net cash provided by operating activities was $245 million for the nine months ended May 31, 2025 compared to net cash used for operating activities of $314 million for the nine months ended May 31, 2024, respectively. The improvement in cash provided by operating activities is primarily driven by the prior year Boots Pension Plan Annuity premium and changes in net working capital, partly offset by higher legal payments.

Negative operating cash flows for the nine months ended May 31, 2024 were impacted by payments of $785 million related to legal matters and the Boots Pension Plan Annuity premium of $375 million.

Cash flows from investing activities
Net cash provided by investing activities was $260 million and $1.1 billion for the nine months ended May 31, 2025 and May 31, 2024, respectively.

Net cash provided by investing activities for the nine months ended May 31, 2025 includes sale proceeds of $610 million and $315 million, related to the Company’s sale of BrightSpring and Cencora common stock, respectively, offset by additions to property, plant and equipment of $751 million.

Net cash provided by investing activities for the nine months ended May 31, 2024 includes proceeds from sale-leaseback transactions of $773 million and sale proceeds of $1.6 billion related to the Company’s sale of Cencora common stock offset by additions to property, plant and equipment of $1.1 billion.

Capital expenditure
Capital expenditures primarily include property and information technology projects. Additions to property, plant and equipment were as follows (in millions):

	Nine months ended May 31,
	2025	2024
U.S. Retail Pharmacy	$510	$870
International	207	187
U.S. Healthcare	34	78
Total additions to property, plant and equipment	$751	$1,135

The Company continues to focus on strategic prioritization and reduction of capital expenditure. The decrease in capital expenditure represents project prioritization, including lower spend on property and pharmacy projects in U.S. Retail Pharmacy and more focused capital allocation in VillageMD.

WBA Q3 2025 Form 10-Q	57

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Cash flows from financing activities
Net cash used for financing activities for the nine months ended May 31, 2025 was $2.8 billion and $912 million in the year-ago period.

In the nine months ended May 31, 2025, there were $25.0 billion in proceeds from debt, primarily from revolving credit facilities compared to $23.1 billion in proceeds from debt, primarily from revolving credit facilities and issuance of commercial paper, in the year-ago period.

In the nine months ended May 31, 2025 there were $27.2 billion in payments of debt, which included payments on revolving credit facilities, the repayment of $1.2 billion on the 3.800% unsecured notes due in 2024, $290 million on the final tranche of the $5.0 billion senior unsecured multi-tranche delayed draw term loan credit facility, $1.0 billion of principal and interest under the December 2022 DDTL, and $1.0 billion of principal and interest under the August 2023 DDTL. In the nine months ended May 31, 2024 there were $23.1 billion in payments of debt made primarily for revolving credit facilities and commercial paper. See Note 6. Debt, to the Consolidated Condensed Financial Statements for further information.

In the nine months ended May 31, 2025, the Company settled VPF derivative contracts through the delivery of an aggregate 2.2 million shares of Cencora common stock to financial institutions. As part of the settlement, the Company received cash proceeds of $103 million. In the nine months ended May 31, 2024, the Company entered into VPF derivative contracts with third-party financial institutions and received prepayments of $424 million related to the forward sale of up to 2.7 million shares of Cencora common stock. See Note 4. Equity method and other investments and Note 7. Financial instruments, to the Consolidated Condensed Financial Statements for further information.

In the nine months ended May 31, 2025, the Company announced its Board of Directors has suspended the Company’s cash dividend, paid to stockholders on a quarterly basis, to refine the Company’s capital allocation policy and improving free cash flow. Prior to the suspension, cash dividends paid in the nine months ended May 31, 2025 totaled $432 million. In the nine months ended May 31, 2024, cash dividends paid were $1.0 billion.

Stock repurchase program
In June 2018, the Company’s Board of Director’s approved a stock repurchase program (the “June 2018 stock repurchase program”), which authorized the repurchase of up to $10.0 billion of the Company’s common stock of which the Company had repurchased $8.0 billion as of May 31, 2025. The June 2018 stock repurchase program has no specified expiration date. In July 2020, the Company suspended repurchases under this program. The Company may continue to repurchase stock to offset anticipated dilution from equity incentive plans.

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

WBA Q3 2025 Form 10-Q	58

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
Credit ratings
As of May 31, 2025, the credit ratings of Walgreens Boots Alliance were:

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

WBA Q3 2025 Form 10-Q	59

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents that we file or furnish with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, any statements regarding the Company’s future operations, financial or operating results, capital allocation, anticipated debt levels and ratios, future earnings, planned activities, anticipated growth, goodwill impairment, market opportunities, strategies, competition, and other expectations and targets for future periods , including those related to the Merger Agreement. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “opportunity,” “guidance,” “projection,” “target,” “aim,” “continue,” “extend,” “transform,” “strive,” “enable,” “create,” “position,” “accelerate,” “model,” “long-term,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” “potential,” “preliminary,” “trend,” “future,” “predict,” “assumption,” “commentary,” “focus on,” “ambition,” “vision,” “belief,” “hypothetical,” “aspire,” “confident,” “remains,” “on track,” “priorities,” “approximate” and variations of such words and similar expressions are intended to identify such forward-looking statements.

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

WBA Q3 2025 Form 10-Q	60

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

Equity price risk
Changes in the Cencora common stock price may have a significant impact on the fair value of the equity method investment in Cencora. As of May 31, 2025, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Cencora common stock held by the Company by $302 million.

Changes in Cencora common stock price may have a significant impact on the fair value of the variable prepaid forward derivative contracts. As of May 31, 2025, a hypothetical 10% increase or decrease in the market price of Cencora common stock would increase or decrease the fair value of the Company’s variable prepaid forward contract liabilities by $301 million and $299 million, respectively.

See Note 4. Equity method and other investments and Note 7. Financial instruments to the Consolidated Condensed Financial Statements for further information.

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

Changes in internal control over financial reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, no changes during the quarter ended May 31, 2025 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WBA Q3 2025 Form 10-Q	61

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
•difficulties attracting and retaining key personnel;
•a diversion of a significant amount of management time and resources towards completion of the Merger;
•being subject to certain restrictions on the conduct of our business;

WBA Q3 2025 Form 10-Q	62

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
•possibly foregoing certain business opportunities or strategic transactions that we might otherwise pursue absent the pending Merger;
•significant or unexpected costs, charges or expenses resulting from the proposed Merger, including the requirement that we pay a termination fee of either $158 million or $316 million or the documented out-of-pocket expenses of the Parent Entities and their affiliates, up to a maximum amount of $30 million, if the Merger Agreement is validly terminated under certain circumstances;
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

The closing of the Merger may not occur on the expected timeline or at all. While it is currently anticipated that the Merger will be consummated in the third or fourth quarter of calendar year 2025, we cannot assure you that the conditions set forth in the Merger Agreement and related transaction agreements will be satisfied (or waived, if permitted by the Merger Agreement and applicable law) in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied (or waived, if permitted by the Merger Agreement and applicable law).

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

If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger. Such a decline could also make it difficult to find a party willing to offer equivalent or more attractive consideration than Parent in the Merger. In addition, upon termination of the Merger Agreement in specified circumstances, the Company may be required to pay Parent (or one or more of its designees) a termination fee of either $158 million or $316 million or the documented out-of-pocket expenses of the Parent Entities and their affiliates, up to a maximum amount of $30 million. If the Company is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s financial condition, results of operations and stock price.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and may discourage other third parties from offering a favorable alternative transaction proposal.

Under the Merger Agreement, the Company, with the assistance of Centerview Partners, its financial advisor, had an initial “go-shop” period of 35 days to actively solicit and, depending on interest, potentially receive, evaluate and enter into negotiations with parties that offer alternative proposals to those contemplated by the Merger Agreement. No parties submitted a superior proposal prior to the expiration of the “go-shop” period. Following the “go-shop” period, in accordance with the Merger Agreement and subject to certain exceptions therein, we are restricted from soliciting, initiating, proposing or encouraging or facilitating alternative acquisition proposals from third parties and/or, providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). Upon termination of the Merger Agreement under certain circumstances, including in connection with entry by the Company into a superior proposal, the Company will be required to pay Parent a termination fee of either $158 million or $316 million or if the termination is as a result of not receiving the necessary approvals of the Company’s stockholders, the documented out-of-pocket expenses of the Parent Entities and their affiliates, up to a maximum amount of $30 million.

WBA Q3 2025 Form 10-Q	63

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

WBA Q3 2025 Form 10-Q	64

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company during the quarter ended May 31, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

	Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced plans or programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or programs [1]
03/01/25 - 03/31/25	—	$—	—	$2,003,419,960
04/01/25 - 04/30/25	—	—	—	2,003,419,960
05/01/25 - 05/31/25	—	—	—	2,003,419,960
Total	—	$—	—
1On June 28, 2018, the Company announced a stock repurchase program, which authorized the repurchase of up to $10.0 billion of Walgreens Boots Alliance Inc. common stock. This program has no specified expiration date. In July 2020, the Company announced that it had suspended activities under this program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended May 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

WBA Q3 2025 Form 10-Q	65

WALGREENS BOOTS ALLIANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
2.1	Agreement and Plan of Merger, dated as of March 6, 2025, by and among Blazing Star Parent, LLC, Blazing Star Merger Sub, Inc. and Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 2.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on March 10, 2025.
3.1	Restated Certificate of Incorporation of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2025.
3.2	Amended and Restated Bylaws of Walgreens Boots Alliance, Inc.	Incorporated by reference to Exhibit 3.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2024.
10.1	Voting Agreement, dated as of March 6, 2025, by and among Walgreens Boots Alliance, Inc., Stefano Pessina, Alliance Santé Participations S.A. and Blazing Star Parent, LLC.	Incorporated by reference to Exhibit 10.1 to Walgreens Boots Alliance, Inc.’s Current Report on Form 8-K filed with the SEC on March 10, 2025.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document (The following financial information from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2025 formatted in Inline XBRL (Extensive Business Reporting Language) includes: (i) the Consolidated Condensed Balance Sheets; (ii) the Consolidated Condensed Statements of Equity; (iii) the Consolidated Condensed Statements of Earnings; (iv) the Consolidated Condensed Statements of Comprehensive Income; (v) the Consolidated Condensed Statements of Cash Flows; and (vi) Notes Financial Statements).	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)	Filed herewith.

WBA Q3 2025 Form 10-Q	66

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walgreens Boots Alliance, Inc.
(Registrant)

Dated: June 26, 2025	/s/ Manmohan Mahajan
Manmohan Mahajan
Executive Vice President and Global Chief Financial Officer
Principal Financial Officer and Duly Authorized Officer

Dated: June 26, 2025	/s/ Todd D. Heckman
Todd D. Heckman
Senior Vice President, Global Controller and Chief Accounting Officer
Principal Accounting Officer

WBA Q3 2025 Form 10-Q	67